Form 10-K
period 1993-12-31
WESTAMERICA BANCORPORATION
filed 1994-04-01
CIK 311094

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED               COMMISSION FILE NUMBER
DECEMBER 31, 1993                               1-9383

              WESTAMERICA BANCORPORATION
   (Exact name of registrant as specified in its charter)

      CALIFORNIA                         94-2156203
(State of incorporation)               (I.R.S. Employer
                                    Identification Number)
1108 FIFTH AVENUE, SAN RAFAEL, CALIFORNIA  94901
(Address of principal executive offices and zip code)

              (415) 257-8000
Registrant's area code and telephone number

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS
Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES   X             NO ___

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock, as of March 24, 1994: $209,951,409

Number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 1994.
          Title of Class                    Shares Outstanding
     Common Stock, no par value              8,058,869
                     Documents Incorporated by Reference
          Document*                          Incorporated Into:
         Proxy Statement dated March 22, 1994
         for Annual Meeting of Shareholders
         to be held on April 26, 1994             Part III

* Only selected portions of the documents specified are incorporated by reference into this report, as more particularly described herein. Except to the extent expressly incorporated herein by reference, such documents shall not be deemed to be filed as part of this Annual Report on Form 10-K.


                                TABLE OF CONTENTS








                                                                   Page

PART-I

Item 1    Business. . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 2    Description of Property . . . . . . . . . . . . . . . . .  11
Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . .  11
Item 4    Submission of Matters to a Vote of Security Holders . . .  11


PART-II

Item 5    Market for Registrant's Common Equity and
          Related Stockholder Matters . . . . . . . . . . . . . . .  12
Item 6    Selected Financial Data . . . . . . . . . . . . . . . . .  13
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . .  14
Item 8    Financial Statements and Supplementary Data . . . . . . .  35
Item 9    Disagreements on Accounting and Financial Disclosure. . .  64


PART-III

Item 10   Directors and Executive Officers of the Registrant. . . .  64
Item 11   Executive Compensation. . . . . . . . . . . . . . . . . .  64
Item 12   Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . . . .  64
Item 13   Certain Relationships and Related Transactions. . . . . .  64



PART-IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .  65




PART I

ITEM I:  BUSINESS

WESTAMERICA BANCORPORATION (the "Company") is a multi bank holding company registered under the Bank Holding Company Act of 1956 ("BHC"), as amended. It was incorporated under the laws of the State of California as "Independent Bankshares Corporation" on February 11, 1972. Its principal executive offices are located at 1108 Fifth Avenue, San Rafael, California 94901, and its telephone number is (415) 257-8000.

The Company was originally formed pursuant to a plan of reorganization among three previously unaffiliated banks: Bank of Marin, Bank of Sonoma County and First National Bank of Mendocino County (formerly First National Bank of Cloverdale). The reorganization was consummated on December 31, 1972, and, on January 1, 1973, the Company began operations as a bank holding company. Subsequently, the Company acquired Bank of Lake County
(a California chartered bank) in 1974, Gold Country Bank in 1979 and Vaca Valley Bank in 1981, in each case by the exchange of the Company's Common Stock for the outstanding shares of the acquired banks.

In mid-1983, the Company consolidated the six subsidiary banks into a single subsidiary bank. The consolidation was accomplished by the merger of the five state chartered banks (Bank of Marin, Bank of Sonoma County, Bank of Lake County, Gold Country Bank and Vaca Valley Bank) into First National Bank of Mendocino County which subsequently changed its name to Westamerica Bank ("WAB"), which was a national banking association organized and existing under the laws of the United States. The Company also owns all the capital stock of Learnex Corp., a now inactive sales training company.

On February 28, 1992 the Company acquired John Muir National Bank through a merger of such bank into WAB in exchange for the issuance of the Company's Common Stock for all of the outstanding shares of John Muir National Bank. This business transaction was accounted for as a pooling-of-interests basis.

On April 15, 1993, the Company issued approximately 2,122,740 shares of its common stock in exchange for all of the outstanding common stock of Napa Valley Bancorp, a bank holding company, whose subsidiaries included Napa Valley Bank ("NVB"), a California-based, state-chartered banking association, and Subsidiary, 88 percent interest in Bank of Lake County ("BLC"), a national banking association, 50 percent interest in Sonoma Valley Bank, a state banking association, Suisun Valley Bank, also a state chartered bank, and Napa Valley Bancorp Services Corporation ("NVBSC"), established to provide data processing and other services to Napa Valley Bancorp's subsidiaries. This business transaction (the "Merger") was accounted for as a pooling-of-interests combination and accordingly, the consolidated financial statements and financial data for periods prior to the combination have been restated to include the accounts and results of operations of Napa Valley Bancorp. Certain reclassifications have been made to Napa Valley Bancorp to conform to the Westamerica Bancorporation's presentation.

Shortly after the Merger, Suisun Valley Bank was merged into Westamerica Bank and the name of the NVBSC was changed to Community Banker Services Corporation. Subsequent to the Merger, the Company sold its 50 percent interest in Sonoma Valley Bank and started proceedings to purchase the Bank of Lake County's outstanding minority interest. In addition, after the Merger, Westamerica Bank and Bank of Lake County changed their charters from national banking associations to California state-chartered banks.

Napa Valley Bank owns all of the outstanding shares of Napa Valley Development, a California corporation which was formed to own, develop and market real estate.

In June 1993, the Company accepted from its wholly owned subsidiary Westamerica Bank, a dividend in the form of all of the outstanding shares of capital stock of that bank's subsidiary, Weststar Mortgage Corporation, a California corporation established to conduct mortgage banking activities. Immediately after the receipt of this dividend, the Company contributed all of the capital stock of Weststar Mortgage Corporation to its subsidiary, Community Banker Services Corporation.

At December 31, 1993, the Company had consolidated assets of approximately $2.00 billion, deposits of approximately $1.73 billion and shareholders' equity of approximately $152.4 million.

Westamerica Bank, Napa Valley Bank and Bank of Lake County ("the Banks") are engaged in the banking business through 52 offices in eleven counties in Northern California, including twelve offices in Marin County, nine in Sonoma County, eight in Solano County, seven in Napa County, five in Contra Costa County, four in Lake County, two in Mendocino County, two in Nevada County, one in Sacramento County, one in San Francisco County and one in Placer County. All offices are constructed and equipped to meet prescribed security requirements.

The Banks own fifteen banking office locations and four administrative buildings, including the Company's and WAB's headquarters. Thirty-seven banking offices and two support facilities are leased. Substantially all of the leases contain multiple five-year renewal options and provisions for rental increase, principally for changes in the cost of living index, property taxes and maintenance.

SERVICE AREA

The Banks serve the following ten major market areas:

MARIN COUNTY. Marin County is one of the most affluent counties in California and has a population of approximately 241,300. San Rafael and Novato are the largest communities in the county, with populations of approximately 52,100 and 48,900, respectively, in close proximity to San Francisco. The area served by WAB is a relatively densely populated area whose economic make-up is primarily residential, commercial and light industrial.

SONOMA-MENDOCINO COUNTIES. Of the eight San Francisco Bay Area counties, Sonoma County is the largest geographically. The population of the county is approximately 416,300. The City of Santa Rosa is the largest population center in Sonoma County with an estimated population of 123,800 people. Light industry, agriculture and food processing are the primary industries in Sonoma County, with tourism and recreational activities growing steadily. WAB also has two branch locations in southern Mendocino County, population 83,600, where the major business of the county is agriculture.

NEVADA COUNTY. WAB is currently serving most of Nevada County, the area generally known as the "Gold Country." The population of the entire county is approximately 85,500. Tourism, agriculture and wood products manufacturing are the major industries.

SOLANO COUNTY. WAB serves all of Solano County, with an estimated population of 369,500. Vallejo is the largest city in the county, with a population of approximately 115,900. While light industry and the service sector is growing steadily, the federal government is the largest employer in the county.

SACRAMENTO COUNTY. In 1982, WAB established an office in the city of Sacramento, the state capital of California. The county has a population of approximately 1,121,200. Major industries include agriculture, government, manufacturing and wholesale and retail trade. Sacramento is also a major transportation center for the State.

CONTRA COSTA COUNTY. During 1984, WAB opened an office in the city of Walnut Creek, to serve Contra Costa County's growing commercial and industrial construction industry. In 1992, the Company acquired John Muir National Bank whose four banking offices in Martinez, Pittsburg and Antioch were merged into the WAB. The population of Contra Costa County is approximately 855,100.

SAN FRANCISCO COUNTY. In 1987, WAB opened an office in the financial center of the City of San Francisco, with a focus on commercial lending and deposit relationships in that city.

PLACER COUNTY. In September 1991, WAB opened a new branch in Roseville, which is approximately 15 miles east of the Sacramento office and serves the growing area of the Sierra Nevada foothills.

LAKE COUNTY. Bank of Lake County, ("the Lake County's Bank"), has office locations in Lake County, with an estimated population of approximately 55,600. Agriculture is the primary industry followed closely by recreation and tourism.

NAPA COUNTY. Napa Valley Bank has office locations in Napa County. The population of the county is approximately 116,900, with agriculture being its major source of business followed by tourism.

Neither the Company nor its subsidiaries have any foreign or international activities or operations.

All population figures contained in the previous discussion are 1993 estimates as prepared by the California Department of Finance and are exclusive of unincorporated areas.

COMPETITION

The Banks compete with other commercial banks, savings & loan associations, credit unions, brokerage firms, money market mutual funds, finance and insurance companies and mortgage banking firms.

According to information obtained by the Company through an independent market research firm, WAB was the third largest financial institution in terms of deposits in Marin County at June 30, 1993, at which date it had approximately 14 percent of total deposits held in banks and savings & loan associations in that county. Also, according to such information, WAB ranked third in Sonoma County at June 30, 1993, with approximately 8 percent of deposits; WAB was fourth in Contra Costa as of the same date, with over 4 percent in deposits held in financial institutions in the county and WAB was third in deposits in Solano County, with approximately 12 percent of deposits at June 30, 1993. The share of the market for deposits and loans held by WAB in Mendocino, Placer, San Francisco and Sacramento Counties is not significant.

According to the same source of information NVB was the largest financial institution in terms of deposits in the Napa Valley service area as of June 30, 1993, with over 20 percent market share.

The same source of data reports that as of June 30, 1993, BLC ranked second in market share in terms of deposits in the Lake County service area, with 17 percent of the total.

All Banks provide checking and savings deposit services as well as commercial, real estate and personal loans. In addition, most of the branches offer safe deposit facilities, automated teller units, collection services and other investment services.

The Banks believe that personal, prompt, professional service and community identity are important in the banking business. To this end, each Bank subsidiary has actively sought to retain its community identity and has emphasized personalized services through "big bank resources with small bank resourcefulness."

Competitive conditions continue to intensify as legislative enactments dissolve historical barriers to participation in financial markets. Competition is expected to further increase in the state of California, as a result of legislation enacted in 1986 and 1989. In part, the legislation enabled bank holding companies based outside California to own and operate banks or bank holding companies in California on a reciprocal basis as of January 1, 1991.

Legislative changes, as well as technological and economic factors, can be expected to have an ongoing impact on competitive conditions within the financial services industry. As an active participant in the financial markets, the Company continually adapts to these changing competitive conditions.

EMPLOYEES

At December 31, 1993, the Company employed 1,132 people (816 full-time equivalent staff). Employee relations are believed to be good.

SUPERVISION AND REGULATION

Regulation of Westamerica Bancorporation

The Company is a bank holding company registered under the BHC Act. As such, it is subject to the supervision of the Federal Reserve Board ("FRB") and is required to file with that entity an annual report and such other additional information as the FRB may require pursuant to the BHC Act. The FRB may also make examinations of the Company and its respective subsidiaries.

Under the BHC Act, bank holding companies are generally required to obtain the prior approval of the FRB before they may (i) acquire control of or merge with another bank holding company; (ii) acquire direct ownership or control of 5 percent or more of the voting shares of a bank; or (iii) otherwise acquire control of another bank. Moreover, the BHC Act generally prohibits the Company or any of its subsidiaries from acquiring the voting shares of, interest in or assets of, any bank located outside of California unless the laws of such state expressly authorize such an acquisition.

Under the BHC Act, the Company is prohibited from engaging in any business other than managing or controlling banks, or furnishing services to its subsidiaries, unless the business proposed to undertake has been deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. With certain exceptions, the Company is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting securities or assets of any company unless that company engages in activities which are permissible for bank holding companies and the FRB is given notice thereof or approves the acquisition in advance.

Holding companies and any of their subsidiary banks are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. For example, a subsidiary bank generally may not extend credit on the condition that the customer obtain some additional service from such bank or its holding company, or refrain from obtaining such service from a competitor.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Superintendent of California State Banking Department. Regulations have not yet been proposed or adopted, nor have steps otherwise been taken, to implement the Superintendent's powers under this statute.

REGULATION OF BANK SUBSIDIARIES

The deposits of the Banks are insured by the FDIC in an amount up to $100,000 per depositor and is therefore subject to applicable provisions of the Federal Deposit Insurance Act and the regulations thereunder, including the obligation to pay semiannual assessments for such insurance.

Transactions with affiliates of a bank must be on substantially the same terms as would be available for nonaffiliates. This restriction applies to (i) a bank's sale of assets, payment of money or furnishing of services to an affiliate; (ii) transactions with the bank in which an affiliate acts as agent or broker; and (iii) transactions with the bank and a third party in which an affiliate is also a participant or has a financial interest. The FDIC has issued an advance notice of proposed rulemaking which would prohibit insured banks from paying excessive fees for services provided by their parent holding companies. The FDIC has also proposed rules which would authorize it to rescind contracts between depository institutions and any person in connection with providing goods, products or services if the performance of such contract would adversely affect the safety or soundness of the institution.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 contains a "cross-guarantee" provision which could result in any insured depository institution owned by a holding company (i.e., any bank subsidiary) being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by such holding company.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company and its subsidiary banks is particularly susceptible to being affected by enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions. In response to various business failures in the savings and loan industry and more recently in the banking industry, in December 1991, Congress enacted and the President signed significant banking legislation entitled the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

Among other things, FDICIA provides increased funding for the Bank Insurance Fund (the "BIF") of the FDIC, primarily by increasing the authority of the FDIC to borrow from the United States Treasury Department. It also provides for expanded regulation of depository institutions and their affiliates. A significant portion of the borrowings would be repaid by insurance premiums assessed on BIF members, including the Banks and their subsidiaries. In addition, FDICIA generally mandates that the FDIC achieve a ratio of reserves to insured deposits of 1.25 percent within the next 15 years, also to be financed by insurance premiums. The result of these provisions could be a significant increase in the assessment rate on deposits of BIF members. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. Under this system, depository institutions are charged anywhere from 23 cents to 31 cents for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory ratings. The FDIC is scheduled to review the system every six months after the effective date, with a permanent risk-based assessment system scheduled to take effect on January 1, 1994. FDICIA prohibits assessment rates from falling below the current annual assessment rate of 23 cents per $100 of eligible deposits if the FDIC has outstanding borrowings from the United States Treasury Department or the 1.25 percent designated reserve ratio has not been met. The ultimate effect of this risk-based assessment system cannot be determined until the permanent system becomes effective in 1994.

FDICIA also restricts the acceptance of brokered deposits by insured depository institutions and contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

FDICIA contains numerous other provisions, including new reporting, examination and auditing requirements, termination of the "too big to fail" doctrine except in special cases, limitations on the FDIC's payment of deposits at foreign branches, and revised regulatory standards for, among other things, real estate lending and capital adequacy.

Implementation of the various provisions of FDICIA are subject to the adoption of regulations by the various banking agencies or to certain phase-in periods. The effect of FDICIA on the Company and its subsidiary bank cannot be determined until implementing regulations are adopted by the agencies.

REGULATIONS APPLICABLE TO BANK SUBSIDIARIES The Company's subsidiary banks are state-chartered banks and subject to regulation, supervision and regular examinations by the State of California Banking Department as well as the FDIC. The regulations of these agencies and the FRB affect most aspects of the banking business and prescribe permissible types of loans and investments, requirements for branch offices, the permissible scope of activities and various other requirements. As WAB is also a member of the Federal Reserve System, it is subject to certain other regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, truth-in-lending, truth-in-savings and equal credit opportunity.

CAPITAL REQUIREMENTS

RISK-BASED CAPITAL RATIO.   The agencies which regulate financial
institutions have adopted risk-based capital adequacy standards applicable to financial institutions. These guidelines provide a measure of capital adequacy and are intended to reflect the degree of risk associated with both on and off balance sheet items, including residential loans sold with recourse, legally binding loan commitments and standby letters of credit. Under these regulations, financial institutions are required to maintain capital to support activities which in the past did not require capital. Failure to meet the minimum capital requirements established by the regulators will result in an institution being classified as "undercapitalized", "significantly undercapitalized", or "critically undercapitalized".

A financial institution's risk-based capital ratio is calculated by dividing its qualifying capital by its risk-weighted assets. Financial institutions generally are expected to meet a minimum ratio of qualifying total capital to risk-weighted assets of 8 percent, of which at least 4 percent of qualifying total capital must be in the form of core capital (Tier 1), i.e., common stock, noncumulative perpetual preferred stock, minority interests, retained earnings in equity capital accounts of consolidated subsidiaries and allowed mortgage servicing rights less all intangible assets other than allowed mortgage servicing rights. Supplementary capital (Tier 2) consists of the allowance for loan losses up to 1.25 percent of risk-weighted assets, cumulative preferred stock, term preferred stock, hybrid capital instruments and term subordinated debt.
The maximum amount of Tier 2 capital which may be recognized for risk-based capital purposes is limited to 100 percent of Tier 1 capital (after any deductions for disallowed intangibles). Certain other limitations and restrictions apply as well.

The risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. The guidelines do not currently evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include (i) overall interest rate exposure; (ii) liquidity, funding and market risks; (iii) quality and level of earnings; (iv) investment or loan portfolio concentrations; (v) quality of loans and investments; (vi) the effectiveness of loan and investment policies; and
(vii) management's overall ability to monitor and control other financial and operating risks. FDICIA also requires the guidelines to reflect the actual performance and expected risk of loss of multifamily mortgages. These provisions will affect the capital positions and capital standing of all institutions and may result in the need for increased capital.
However, the ultimate effect of FDICIA risk-based capital provisions cannot be determined until final regulations are adopted. Until such time, however, the capital adequacy assessment of federal bank regulators will continue to include analysis of the foregoing elements and, in particular, the level and severity of problem and classified assets.

MINIMUM LEVERAGE RATIO. The FDIC and the FRB have also adopted a 4 percent minimum leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions, even those that invest predominantly in low risk assets, continue to maintain a minimum level of Tier 1 capital. A financial institution's minimum leverage ratio is determined by dividing its Tier 1 capital by its quarterly average total assets, less intangibles not includable in Tier 1 capital.

Under the guidelines, a minimum leverage ratio of 4 percent is required for institutions which have been determined to be in the highest of five categories used by regulators to rate financial institutions. All other organizations are required to maintain leverage ratios of at least 100 to 200 basis points above the 4 percent minimum. It is improbable, however, that an institution with a 4 percent leverage ratio would be rated in the highest category since a strong capital position is also a requirement for the highest rating. Therefore, the "minimum" leverage ratio is, for all practical purposes, significantly above 4 percent.

The leverage ratio establishes a limit on the ability of banking organizations, including the Company, to increase assets and liabilities without increasing capital proportionately. The Company's Management believes that conformance with the leverage ratio will not have an adverse effect on the operations of the Company or require it to raise additional capital in the foreseeable future.

NEW CAPITAL STANDARDS. FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. In response to this requirement, the FDIC and, the FRB participated in the adoption of final rules based upon FDICIA's five capital tiers. These rules provide that an institution is "well capitalized" if its risk-based capital ratio is 10 percent or greater; its Tier 1 risk-based capital ratio is 6 percent or greater; its leverage ratio is 5 percent or greater; and the institution is not subject to a capital directive. A bank is "adequately capitalized" if its risk-based capital ratio is 8 percent or greater; its Tier 1 risk-based capital ratio is 4 percent or greater; and its leverage ratio is 4 percent or greater (3 percent or greater for one rated institutions). An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8 percent; its Tier 1 risk-based capital ratio is less than 4 percent; or its leverage ratio is 4 percent or less (less than 3 percent for one rated institutions). An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6 percent; its Tier 1 risk-based capital ratio is less than 3 percent; or its leverage ratio is less than 3 percent. A bank is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2 percent. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices.

No sanctions apply to institutions which are well capitalized. Adequately capitalized institutions are prohibited from accepting brokered deposits without the consent of the primary regulator. Undercapitalized institutions are required to submit a capital restoration plan for improving capital. In order to be accepted, such plan must include a financial guaranty from the institution's holding company that the institution will return to capital compliance. If such a guarantee were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, a claim for a subsequent breach of the obligations under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third party general unsecured creditors of the holding company. Undercapitalized institutions are prohibited from making capital distributions or paying management fees to controlling persons; may be subject to limitations pertaining to growth; and are restricted from acquisitions, branching and entering into new lines of business. Finally, the institution's regulatory agency has discretion to impose certain of the restrictions generally applicable to significantly undercapitalized institutions.

In the event an institution is deemed to be significantly undercapitalized, it may be required to: sell stock; merge or be acquired; restrict transactions with affiliates including restrictions on payment of dividends; restrict interest rates paid; divest a subsidiary; or dismiss specified directors or officers. If the institution is a bank holding company, it may be prohibited from making any capital distributions without prior approval of the FRB and may be required to divest a subsidiary. A critically undercapitalized institution is generally prohibited from making payments on subordinated debt and may not, without the approval of the FDIC, enter into a material transaction other than in the ordinary course of business; engage in any covered transaction; or pay excessive compensation or bonuses. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

As of December 31, 1993, the Company was in compliance with applicable capital and risk-based capital ratio requirements.

ITEM 2:  DESCRIPTION OF PROPERTY

BRANCH OFFICES AND FACILITIES

The Banks are engaged in the banking business through 52 offices in eleven counties in Northern California, including twelve offices in Marin County, nine in Sonoma County, eight in Solano County, seven in Napa County, five in Contra Costa County, four in Lake County, two in Mendocino County, two in Nevada County, one in Sacramento County, one in San Francisco County and one in Placer County. All offices are constructed and equipped to meet prescribed security requirements.

The Banks own fifteen banking office locations and four administrative buildings, including the Company's headquarters. Thirty-seven banking offices and two support facilities are leased. Substantially all of the leases contain multiple five-year renewal options and provisions for rental increase, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3:  LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in various legal actions which, in the opinion of management based on discussions with counsel, will be resolved with no material effect on the Company's consolidated results of operations or financial position.


ITEM 4:  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted to the shareholders during the fourth quarter of 1993.

              PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the American Stock Exchange (AMEX) under the symbol "WAB". The following table shows the high and low closing price for the common stock, for each quarter, as reported by AMEX.

          Period                                         High      Low
         1993
- -----------------------------------------------------------------------
         First quarter     ...........................  $30.25   $22.13
         Second quarter    ...........................   28.75    23.88
         Third quarter     ...........................   28.50    25.13
         Fourth quarter    ...........................   28.50    25.75

         1992
- -----------------------------------------------------------------------
         First quarter     ...........................  $20.63   $18.88
         Second quarter    ...........................   22.25    18.50
         Third quarter     ...........................   22.25    18.25
         Fourth quarter    ...........................   23.75    19.50


As of December 31, 1993, there were 5,096 holders of record of the Company's common stock. This number does not include Napa Valley Bancorp. stockholders that as of December 31, 1993 had not yet tendered their shares for conversion to Company common stock.

The Company has paid cash dividends on its common stock in every quarter since commencing operations on January 1, 1973, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon the earnings, financial condition and capital requirements of the Company and its subsidiaries. Furthermore, the Company's ability to pay future dividends is subject to contractual restrictions under the terms of three note agreements, as discussed in Note 6 to the Consolidated Financial Statements. Under the most restrictive of these contractual provisions, $17.1 million of retained earnings was available for the payment of dividends at December 31, 1993. Limitations of the Company's ability to pay dividends is discussed in Note 14 to the Consolidated Financial Statements on page 58 of this report.

Additional information (required by Item 5) regarding the amount of cash dividends declared on common stock for the two most recent fiscal years is discussed in Note 16 to the Consolidated Financial Statements on page 62 of this report.


ITEM 6:  SELECTED FINANCIAL DATA

FINANCIAL SUMMARY
(In thousands except per share data and number of shareholders)
Years ended December 31          1993        1992*       1991*        1990*         1989*
- ----------------------------------------------------------------------------------------
Interest income              $136,916    $154,753    $176,552     $187,550      $181,645
Interest expense               42,271      58,892      87,357       98,653        94,021
- ----------------------------------------------------------------------------------------
Net interest income            94,645      95,861      89,195       88,897        87,624
Provision for loan losses       9,452       7,005      10,418        8,138         7,958
Non-interest income            23,946      23,827      23,976       22,339        19,121
Non-interest expense           96,645      89,604      84,943       81,641        82,242
- ----------------------------------------------------------------------------------------
Income before income taxes     12,494      23,079      17,810       21,457        16,545
Provision for income taxes      3,039       7,857       5,833        6,838         5,003
- ----------------------------------------------------------------------------------------
Net income                    $ 9,455    $ 15,222    $ 11,977     $ 14,619       $11,542
========================================================================================
Per share:
  Net income                   $ 1.17     $  1.92      $ 1.52       $ 1.89        $ 1.51
  Dividends declared              .57         .51         .44          .41           .37
  Book value at
   December 31                  18.87       17.96       16.49        15.44         13.98

Average common
  shares outstanding            8,054       7,933        7,855        7,736        7,633
Shares outstanding
  at December 31                8,080       8,000        7,847        7,758        7,706
Shareholders at
   December 31                  7,351       7,595        7,940        8,069        7,896

At December 31
Cash and cash equivalents  $  102,618  $  139,497   $  124,136   $  128,813   $  162,743
Investment securities
 and money market assets      726,136     571,602      517,394      435,033      386,822
Loans, net                  1,089,152   1,166,205    1,242,108    1,277,417    1,274,900
Other assets                   86,513     104,045       82,443       79,142       79,293
- ----------------------------------------------------------------------------------------
  Total assets             $2,004,419  $1,981,349   $1,966,081   $1,920,405   $1,903,758
========================================================================================
Non-interest
  bearing deposits         $  369,820  $  323,719   $  283,594   $  285,336   $  324,794
Interest bearing deposits   1,361,408   1,466,199    1,505,707    1,437,763    1,409,919
Other liabilities             120,744      47,757       47,360       77,495       61,319
Shareholders' equity          152,447     143,674      129,420      119,811      107,726
- ----------------------------------------------------------------------------------------
  Total liabilities and
   shareholders' equity    $2,004,419  $1,981,349   $1,966,081   $1,920,405   $1,903,758
========================================================================================

*Restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.
**Fully taxable equivalent

Years ended December 31          1993        1992*       1991*        1990*       1989*
- ----------------------------------------------------------------------------------------
Financial Ratios
For the year:
  Return on assets                .48%         .77%         .62%         .77%         .64%
  Return on equity               6.51        11.16         9.52        12.87        12.02
  Net interest margin (FTE)**    5.48         5.50         5.21         5.30         5.60
  Net loan losses to
   average loans                  .69          .50          .44          .39          .41
At December 31:
  Equity to assets               7.61         7.25         6.58         6.24         5.66
  Total capital to
   risk-adjusted assets         14.40        12.01        10.82        10.55         9.24
  Loan loss reserve to loans     2.30         2.08         1.88         1.47         1.24


 *Restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.
**Fully taxable equivalent

ITEM 7: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation (the Company) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 36 through 63, as well as with the other information presented throughout the report.

All financial information has been restated on an historical basis to reflect the April 15, 1993 merger with Napa Valley Bancorp (the Merger) on a pooling-of-interests basis.

The Company earned $9.5 million in 1993, representing a 38 percent decrease from 1992 record earnings of $15.2 million and a 21 percent reduction from 1991 earnings of $12.0 million. The 1993 results include a second quarter loss of $4.1 million, mostly due to $10.5 million after-tax merger-related charges that were taken in the form of asset write-downs, additions to the loan loss provision and other related charges. The asset write-downs and the additional loan loss provision reflect the Company's plan of asset resolution.

Components of Net Income
(Percent of average earning assets)       1993      1992      1991
- ------------------------------------------------------------------
Net interest income*                      5.48%     5.50%     5.21%
Provision for loan losses                 (.53)     (.39)     (.59)
Non-interest income                       1.34      1.33      1.36
Non-interest expense                     (5.43)    (5.00)    (4.82)
Taxes*                                    (.33)     (.59)     (.48)
- -------------------------------------------------------------------
   Net income                              .53%      .85%      .68%
===================================================================
Net income as a percentage of
   average total assets                    .48%      .77%      .62%
* Fully taxable equivalent (FTE)

On a per share basis, 1993 net income was $1.17, compared to $1.92 and $1.52 in 1992 and 1991, respectively. During 1993, the Company continued to benefit from reductions in cost of funds, increases in service fees and other non-interest income, and expense controls. However, merger-related costs more than offset these benefits. Earnings in 1992 improved over 1991 principally due to higher net interest margin, lower provisions for loan losses and control of non-interest expense.

The Company's return on average total assets was .48 percent in 1993, compared to .77 percent and .62 percent in 1992 and 1991, respectively. Return on average equity in 1993 was 6.51 percent, compared to 11.16 percent and 9.52 percent, respectively, in the two previous years.

NET INTEREST INCOME

Although interest rates continued to decline during most of 1993, the continuing downward repricing of interest-bearing liabilities and a more favorable composition of deposits, represented by increasing volumes of lower costing demand and savings account balances and declining volumes of higher costing time deposits, prevented declining earning-asset yields from significantly eroding the Company's net interest margin.

Components of Net Interest Income

(In millions)                      1993          1992          1991
- -------------------------------------------------------------------
Interest income                $  137.0      $  154.8      $  176.6
Interest expense                  (42.3)        (58.9)        (87.4)
FTE adjustment                      2.8           2.7           2.7
- -------------------------------------------------------------------
  Net interest income (FTE)    $   97.5      $   98.6      $   91.9
- -------------------------------------------------------------------
Average interest
 earning assets                $1,779.3      $1,793.8      $1,762.4
Net interest margin (FTE)          5.48%         5.50%         5.21%

Net interest income (FTE) in 1993 decreased $1.1 million from 1992 to $97.5 million. Interest income decreased $17.8 million from 1992, due to a $14.5 million reduction in the average balance of interest earning assets and a 93 basis point decline in yields. This was partially offset by a $16.6 million decrease in interest expense, the combination of a $41.3 million decrease in the average balance of interest-bearing liabilities and a 101 basis point decline in rates paid, in part due to a more favorable composition of deposits.

DISTRIBUTION OF AVERAGE ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average interest earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities, expressed in thousand of dollars and rates. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate. Amortized loan fees, which are included in interest and fee income on loans, were $1.5 million lower in 1993 than in 1992 and $2.6 million higher in 1992 than in 1991.

Distribution of average assets, liabilities and shareholders' equity Yields/Rates and interest margin
                                                    Full Year 1993
(dollars in thousands)                       ---------------------------
                                                        Interest  Rates
                                               Average  income/ earned/
                                                balance expense    paid
- -----------------------------------------------------------------------
Assets
Money market assets and funds sold               $4,463    $170    3.80%
Trading account securities                          183       6    3.14
Investment securities                           631,700  39,794    6.30
Loans:
  Commercial                                    615,981  53,990    8.76
  Real estate construction                       55,038   4,745    8.62
  Real estate residential                       168,379  13,322    7.91
  Consumer                                      303,567  27,726    9.13
- ---------------------------------------------------------------
  Total interest earning assets               1,779,311 139,753    7.85

Other assets                                    200,561
- -------------------------------------------------------
    Total assets                             $1,979,872
=======================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $330,867      --      --
  Savings and interest-bearing
    transaction                                 938,475  19,305    2.06%
  Time less $100,000                            340,122  14,176    4.17
  Time $100,000 or more                         135,505   4,837    3.57
- ---------------------------------------------------------------
    Total interest-bearing deposits           1,414,102  38,318    2.71
Funds purchased                                  57,135   1,937    3.39
Notes and mortgages payable                      17,959   2,016   11.22
- ---------------------------------------------------------------
  Total interest-bearing liabilities          1,489,196  42,271    2.84
Other liabilities                                14,652
Shareholders' equity                            145,157
- -------------------------------------------------------
  Total liabilities and shareholders' equity $1,979,872
=======================================================
Net interest spread (1)                                            5.01%
Net interest income and interest margin (2)             $97,482    5.48%
===============================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average interest earning assets.

                                                    Full Year 1992
(dollars in thousands)                       ---------------------------
                                                        Interest  Rates
                                               Average  income/ earned/
                                                balance expense    paid
- -----------------------------------------------------------------------
Assets
Money market assets and funds sold              $42,964  $1,765    4.11%
Trading account securities                          103       4    3.67
Investment securities                           534,793  40,332    7.54
Loans:
  Commercial                                    646,359  60,050    9.29
  Real estate construction                       76,173   7,058    9.27
  Real estate residential                       168,030  15,314    9.11
  Consumer                                      325,393  33,003   10.14
- ---------------------------------------------------------------
  Total interest earning assets               1,793,815 157,526    8.78

Other assets                                    175,609
- -------------------------------------------------------
    Total assets                             $1,969,424
=======================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $284,366      --      --
  Savings and interest-bearing
    transaction                                 903,211  26,518    2.94%
  Time less $100,000                            406,161  20,948    5.16
  Time $100,000 or more                         184,799   8,365    4.53
- ---------------------------------------------------------------
    Total interest-bearing deposits           1,494,171  55,831    3.74
Funds purchased                                  15,729     698    4.44
Notes and mortgages payable                      20,439   2,363   11.56
- ---------------------------------------------------------------
  Total interest-bearing liabilities          1,530,339  58,892    3.85
Other liabilities                                18,263
Shareholders' equity                            136,456
- -------------------------------------------------------
  Total liabilities and shareholders' equity $1,969,424
=======================================================
Net interest spread (1)                                            4.93%
Net interest income and interest margin (2)             $98,634    5.50%
===============================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average interest earning assets.

                                                    Full Year 1991
(dollars in thousands)                       ---------------------------
                                                        Interest  Rates
                                               Average  income/ earned/
                                                balance expense    paid
- -----------------------------------------------------------------------
Assets
Money market assets and funds sold              $39,182  $2,227    5.68%
Trading account securities                          835      54    6.47
Investment securities                           446,283  39,218    8.79
Loans:
  Commercial                                    672,999  71,512   10.63
  Real estate construction                       96,654  11,002   11.38
  Real estate residential                       150,943  15,436   10.23
  Consumer                                      355,502  39,798   11.19
- ---------------------------------------------------------------
  Total interest earning assets               1,762,398 179,247   10.17

Other assets                                    169,089
- -------------------------------------------------------
    Total assets                             $1,931,487
=======================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $265,383      --      --
  Savings and interest-bearing
    transaction                                 773,904  36,119    4.67%
  Time less $100,000                            466,487  31,838    6.83
  Time $100,000 or more                         230,276  15,113    6.56
- ---------------------------------------------------------------
    Total interest-bearing deposits           1,470,667  83,070    5.65
Funds purchased                                  26,885   1,676    6.23
Notes and mortgages payable                      22,464   2,611   11.62
- ---------------------------------------------------------------
  Total interest-bearing liabilities          1,520,016  87,357    5.75
Other liabilities                                20,886
Shareholders' equity                            125,202
- -------------------------------------------------------
  Total liabilities and shareholders' equity $1,931,487
=======================================================
Net interest spread (1)                                            4.42%
Net interest income and interest margin (2)             $91,890    5.21%
===============================================================
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average interest earning assets.

RATE AND VOLUME VARIANCES.

The following table sets forth a summary of the changes in interest income and interest expense from changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

(In thousands)                                     For the years ended December 31,
- ---------------------------------------------------------------------------------------------------
                                    1993 compared with 1992              1992 compared with 1991
                                  ---------------------------         ----------------------------
                                  Volume      Rate      Total         Volume       Rate      Total
- --------------------------------------------------------------        -----------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and
     funds sold                  ($1,473)    ($122)   ($1,595)          $196      ($658)     ($462)
  Trading account securities           2        --          2            (35)       (15)       (50)
  Investment securities           (5,899)    5,361       (538)         6,231     (5,117)     1,114
  Loans:
    Commercial                    (2,750)   (3,310)    (6,060)        (2,455)    (9,007)   (11,462)
    Real estate construction      (1,849)     (464)    (2,313)        (1,980)    (1,964)    (3,944)
    Real estate residential           32    (2,024)    (1,992)         1,690     (1,812)      (122)
    Consumer                      (2,125)   (3,152)    (5,277)        (3,247)    (3,548)    (6,795)
- ---------------------------------------------------------------------------------------------------
      Total loans                 (6,692)   (8,950)   (15,642)        (5,992)   (16,331)   (22,323)
- ---------------------------------------------------------------------------------------------------
Total increase (decrease) in
      interest and fee income   ($14,062)  ($3,711)  ($17,773)          $400   ($22,121)  ($21,721)
- ---------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing       1,082    (8,295)    (7,213)         5,556    (15,157)    (9,601)
    Time less than $ 100,000      (3,106)   (3,666)    (6,772)        (3,296)    (7,594)   (10,890)
    Time $ 100,000 or more        (1,968)   (1,560)    (3,528)        (2,541)    (4,207)    (6,748)
- ---------------------------------------------------------------------------------------------------
  Total interest-bearing          (3,992)  (13,521)   (17,513)          (281)   (26,958)   (27,239)
  Funds purchased                  1,361      (122)     1,239           (578)      (400)      (978)
  Notes and mortgages payable       (280)      (67)      (347)          (244)        (4)      (248)
- ---------------------------------------------------------------------------------------------------
    Total decrease in
         interest expense         (2,911)  (13,710)   (16,621)        (1,103)   (27,362)   (28,465)
- ---------------------------------------------------------------------------------------------------
   Increase (decrease) in
      net interest income       ($11,151)   $9,999    ($1,152)        $1,503     $5,241     $6,744
===================================================================================================

PROVISION FOR LOAN LOSSES

The provision for loan losses was $9.5 million in 1993, including a $3.1 million merger-related provision in the second quarter, reflecting a different workout strategy for loans and properties acquired in the Merger, compared to $7.0 million in 1992 and $10.4 million in 1991. The level of the provision reflects the Company's continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. For further information regarding net credit losses and the reserve for loan losses, see the Non-Performing Assets section of this report.


INVESTMENT PORTFOLIO

The Company maintains a securities portfolio consisting of U.S.Treasury, U.S. Government Agencies and Corporations, State and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). The statement addresses the accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. The statement requires that all securities be classified, at acquisition, into one of three categories: held-to-maturity, available-for-sale, and trading. SFAS No. 115 is effective for fiscal years beginning after December 15, 1993; however, early implementation is permitted. The Company elected to implement SFAS
No. 115 effective as of December 31, 1993.

The classification of all securities is determined at the time of acquisition. In classifying securities as being held-to-maturity, available-for-sale or trading, the Banks consider their collateral needs, asset/liability management strategies, liquidity needs, interest rate sensitivity and other factors that will determine the intent and ability to hold the securities to maturity.

The objective of the investment securities held-to-maturity is to strengthen the portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held-to-maturity had an average term to maturity of 47 months at December 31, 1993 and, as of the same date, those investments included $547.2 million in fixed rate and $9.9 million in adjustable rate securities.

Investment securities available-for-sale are typically used to supplement the Banks' liquidity portfolio with the objective of increasing the portfolio yield. Unrealized net gains and losses on these securities are recorded as an adjustment to equity net of taxes, and are not reflected in the current earnings of the Company. If the security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1993, the Banks held $168.8 million classified as investments available-for-sale. At December 31, 1993, $2.5 million, net of taxes was recognized as the unrealized net gain related to these securities.

The amount of trading securitiess at December 31, 1993, was not material.

For more information on investment securities, see Notes 1 and 2 to the Consolidated Financial Statements on pages 43 to 47 of this report.

The following table shows the book value of the Company's investment securities (in thousands of dollars) as of the dates indicated:

                                       December 31,
                                1993       1992        1991
- -----------------------------------------------------------
U.S. Treasury               $249,613   $126,522     $24,411
U.S. government agencies
 and corporations            254,691    237,753     299,219
States and political
 subdivisions (domestic)     127,297     87,031      74,847
Asset backed securities       65,433     82,270      79,743
Other securities              28,842     36,660      37,404
- -----------------------------------------------------------
Total                       $725,876   $570,236    $515,624
===========================================================

The following table is a summary of the relative maturities (in thousands of dollars) and yields of the Company's investment securities as of December 31, 1993. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by book value of the related securities. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the federal tax rate of 34 percent.

                                                    Maturing
                        -----------------------------------------------------------------------------------------------
                                              After one but     After five but
                          Within one year  within five years  within ten years     After ten years          Total
                        -----------------  -----------------  -----------------  ------------------  ------------------
                          Amount   Yield     Amount   Yield     Amount   Yield     Amount    Yield     Amount    Yield
                        -----------------  -----------------  -----------------  ------------------  ------------------
Investment securities held-to-maturity:
U.S. Treasury             $3,029    4.38%  $122,040    4.82%  $     --      --%  $     --       --%  $125,069     4.81%
U.S. government agencies
 and corporations          9,886    5.17%    51,668    5.41%    80,419    5.46%    81,023     5.48%   222,996     5.44%
States and political
 subdivisions             11,823    7.37%    23,185    9.54%    38,065    8.82%    51,224     7.76%   124,297     8.38%
Asset backed securities      152    5.60%    65,281    5.63%        --      --         --       --     65,433     5.63%
Other securities          12,999    4.22%     3,115    5.70%     1,654    5.81%     1,494     5.93%    19,262     4.73%
- ----------------------------------------------------------------------------------------------------------------------
Total                    $37,889    5.47%  $265,289    5.56%  $120,138    6.53%  $133,741     6.36%  $557,057     5.95%
======================================================================================================================
Taxable equivalent adjustment
 for yield calculation      $265               $520               $854             $1,149              $2,789
                         =======            =======            =======            =======             =======

Investment securities available-for-sale:
U.S. Treasury            $11,044    4.82%  $109,473    5.70%   $    --      --%   $    --       --%  $120,517     5.62%
U.S. government agencies
 and corporations          9,582    4.25%    18,478    5.96%     2,008    6.20%     1,571     5.61%    31,639     5.44%
States and political
 subdivisions              3,005    4.13%        --      --         --      --         --       --      3,005     4.13%
Asset backed securities                          --      --         --      --         --       --         --       --
Other securities           6,250    8.37%     3,017    8.57%        --      --         --       --      9,267     8.44%
- ----------------------------------------------------------------------------------------------------------------------
Total                    $29,881    5.31%  $130,968    5.80%    $2,008    6.20%    $1,571     5.61%  $164,428     5.72%
======================================================================================================================


LOAN PORTFOLIO

The following table shows the composition of loans of the Company (in thousands of dollars) by type of loan or type of borrower, on the dates indicated. Secured loans are classified by type of securities and unsecured by the purpose of the loan.

Composition of loan portfolio
(In thousands)
December 31,                   1993        1992        1991        1990        1989
- -----------------------------------------------------------------------------------
Commercial and commercial
 real estate               $612,756    $635,895    $667,082    $670,364    $664,455
Real estate construction     40,533      63,886      89,946     122,988     153,895
Real estate residential     172,245     175,834     163,938     148,460     144,264
Consumer                    304,993     334,215     364,276     377,112     352,813
Unearned income             (15,788)    (18,883)    (19,281)    (22,504)    (24,568)
- -----------------------------------------------------------------------------------
Gross loans               1,114,739   1,190,947   1,265,961   1,296,420   1,290,859
Loan loss reserve           (25,587)    (24,742)    (23,853)    (19,001)    (15,960)
- -----------------------------------------------------------------------------------
Net loans                $1,089,152  $1,166,205  $1,242,108  $1,277,419  $1,274,899
===================================================================================

Maturities and Sensitivity of Selected Loans to Changes in Interest Rates

The following table shows the maturity distribution and interest rate sensitivity of Commercial and Real estate construction loans at December 31, 1993.*

                                       Within      One to  After five
                                   one year**  five years       years       Total
- ---------------------------------------------------------------------------------
Commercial and commercial
  real estate                        $383,062     $96,937    $132,757    $612,756
Real estate construction               36,748         587       3,198      40,533
- ----------------------------------------------------------------------------------
    Total                            $419,810     $97,524    $135,955    $653,289
==================================================================================
Loans with fixed interest rates       $43,540     $97,027    $135,895    $276,462
Loans with floating interest rates    376,270         497          60     376,827
- ----------------------------------------------------------------------------------
    Total                            $419,810     $97,524    $135,955    $653,289
==================================================================================

 *Excludes loans to individuals and residential mortgages totaling $461,450.
  These types of loans are typically paid in monthly installments over a number of years.
**Includes demand loans

Commitments and Lines of Credit


It is not the policy of the Company to issue formal commitments on lines of credit except to a limited number of well established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of Letters of Credit to facilitate the customer's particular business transaction. Commitment fees generally are not charged except where Letters of Credit are involved. Commitments and lines of credit typically mature within one year. See also Note 11 of the Consolidated Notes to the Financial Statements on page 55.

RISK ELEMENTS

The Company closely monitors the markets in which it conducts its lending Company's primary market areas, in Management's view such impact has not had a material, adverse effect on the Company's liquidity and capital resources. The Company continues its strategy to control its exposure to real estate development loans and increase diversification of credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the classified assets category which includes all non-performing assets. These occur when known information about possible credit problems causes Management to have doubts about the ability of such borrowers to comply with loan repayment terms. These loans have varying degrees of uncertainty and may become non-performing assets. Classified assets receive an elevated level of Management attention to ensure collection. Total classified assets peaked following the second quarter Merger but declined significantly by December 31, 1993 due to extensive asset write-downs, loan collections, real estate liquidations and restructurings of the Napa Valley Bank loan portfolio reflecting the Company's workout strategy.

Non-Performing Assets

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, other real estate owned and loans classified as substantively foreclosed. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. Loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classied by Management as performing non-accrual and are included in total non-performing assets. Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

Non-Performing Assets
(In millions)                        1993     1992     1991     1990    1989
- ----------------------------------------------------------------------------
Performing non-accrual loans        $ 1.9    $ 1.1    $ 2.2    $16.0   $10.7
Non-performing non-accrual loans      7.2     14.9     37.7      9.3      --
- ----------------------------------------------------------------------------
  Non-accrual loans                   9.1     16.0     39.9     25.3    10.7
Loans 90 or more days past due
  and still accruing                   .3       .1      1.0      6.2     6.8
Loan collateral substantively
  foreclosed                          5.4     16.6      7.1      6.0     6.0
Other real estate owned              12.5     17.9      4.9      2.7     4.2
- ----------------------------------------------------------------------------
  Total non-performing assets       $27.3    $50.6    $52.9    $40.2   $27.7
============================================================================
Reserve for loan losses as a
  percentage of non-accrual loans
  and loans 90 or more days past
  due and still accruing            272%      153%      58%      60%     91%


Performing non-accrual loans increased $800,000 to $1.9 million at December 31, 1993. This increase was principally due to one condominium construction loan. Non-performing non-accrual loans decreased $7.7 million to $7.2 million at December 31, 1993 due to loan collections, write-downs, foreclosure of loan collateral and reclassifications to loan collateral substantively foreclosed. Both loan collateral substantively foreclosed and other real estate owned declined $16.6 million due to asset write-downs and liquidations. The amount of gross interest income that would have been recorded for non-accrual loans for the year ending December 31, 1993, if all such loans had been current in accordance with their original terms while outstanding during the period, was $980,000. The amount of interest income that was recognized on non-accrual loans from cash payments made during the year ended December 31, 1993 totaled $345,000, representing an annualized yield of 3.06 percent. Cash payments received which were applied against the book balance of performing and non-performing non-accrual loans outstanding at December 31, 1993, totaled $534,000 compared to $104,000 in 1992.

Restructured loans totaled $4,432,000 at December 31, 1993, $319,000 at December 31, 1992, $2,892,000 at December 31, 1991 $2,200,000, at December
31, 1990 and $5,927,000 at December 31, 1989.

Summary of non-accrual loans
(In thousands)

December 31,                                   1993        1992        1991       1990       1989
- -------------------------------------------------------------------------------------------------
Performing non-accrual loans                 $1,855      $1,083      $2,227     $9,281    $    --
Non-performing non-accrual loans              7,215      14,856      37,665      4,832      5,004
- -------------------------------------------------------------------------------------------------
  Total non-accrual loans                    $9,070     $15,939     $39,892    $14,113     $5,004

Performing non-accrual loans
  Commercial                                  1,126       1,009       2,227      4,291         --
  Real estate construction                      729          --          --      4,961         --
  Real estate residential                        --          74          --         --         --
  Consumer                                       --          --          --         29         --
- -------------------------------------------------------------------------------------------------
    Total performing non-accrual loans        1,855       1,083       2,227      9,281         --

Non-performing non-accrual loans
  Commercial                                  4,373      13,575      19,277      3,639      3,262
  Real estate construction                    2,106         573      17,305      7,500      4,359
  Real estate residential                       197         481         796      4,455      2,940
  Consumer                                      539         227         287        411         89
- -------------------------------------------------------------------------------------------------
    Total non-performing non-accrual loans    7,215      14,856      37,665     16,005     10,650
- -------------------------------------------------------------------------------------------------
    Total non-accrual loans                  $9,070     $15,939     $39,892    $25,286    $10,650
=================================================================================================

CREDIT LOSS EXPERIENCE


The Company's reserve for loan losses is maintained at a level estimated by Management to be adequate to provide for losses that can be reasonably credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. Initially, the reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classied loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of this analysis are applied to current criticized and classied loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends and are grouped by the number of days the payment on those loans are delinquent. While these factors are essentially judgmental and may not be reduced to a mathematical formula, Management considers that the $25.6 million reserve for loan losses, which constituted 2.30 percent of total loans at December 31, 1993, to be adequate as a reserve against inherent losses. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future reserve levels.

(In thousands)
December 31,                                        1993        1992        1991        1990        1989
- --------------------------------------------------------------------------------------------------------
Total loans outstanding                       $1,114,739  $1,190,947  $1,265,961  $1,296,420  $1,290,859
Average loans outstanding during the period    1,142,965   1,215,955   1,276,098   1,306,992   1,220,078
Analysis of the reserve:
  Balance, beginning of period                   $24,742     $23,852     $19,001     $15,960     $13,042
Credit losses
  Commercial and real estate commercial           (5,560)     (4,081)     (4,770)     (5,647)     (4,581)
  Real estate construction                        (1,908)     (1,657)        (50)         --        (800)
  Real estate residential                            (66)         --          --          --         (26)
  Consumer                                        (2,557)     (3,055)     (4,320)     (4,542)     (3,079)
- --------------------------------------------------------------------------------------------------------
    Total                                        (10,091)     (8,793)     (9,140)    (10,189)     (8,486)
- --------------------------------------------------------------------------------------------------------
Credit loss recoveries
  Commercial and real estate commercial              972       1,105         878       2,551       1,760
  Real estate construction                            --          --          --         239          --
  Real estate residential                             --          18          --          --           7
  Consumer                                         1,196       1,555       2,695       2,302       1,679
- --------------------------------------------------------------------------------------------------------
    Total                                          2,168       2,678       3,573       5,092       3,446
- --------------------------------------------------------------------------------------------------------
  Net credit losses                               (7,923)     (6,115)     (5,567)     (5,097)     (5,040)
  Sale of Sonoma Valley Bank                        (684)         --          --          --          --

Provision for loan loss                            9,452       7,005      10,418       8,138       7,958
- --------------------------------------------------------------------------------------------------------
Balance, end of period                           $25,587     $24,742     $23,852     $19,001     $15,960
========================================================================================================
Net credit losses to average loans                  0.69%       0.50%       0.44%       0.39%       0.41%
Reserve for loan losses as a percentage
    of loans outstanding                            2.30%       2.08%       1.88%       1.47%       1.24%

In May 1993, the Financial Accounting Standards Board (FASB) issued statement No. 114, Accounting by Creditors for Impairment of a Loan (SFAS
114) which addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and No. 15. SFAS 114 does not address the overall adequacy of the allowance for loan losses. SFAS 114 is effective January 1, 1995 but earlier implementation is encouraged.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under SFAS 114, impairment is measured based on the present value of the expected future cash flows discounted at the loans effective interest rate. Alternatively, impairment may be measured by using the loans observable market price or the fair value of the collateral if repayment is expected to be provided solely by the underlying collateral.

The Company intends to implement SFAS 114 in January 1995. The impact of implementation on the financial statements has not been determined, since measurement will be contingent upon the inventory of impaired loans outstanding as of January 1, 1995.

ALLOCATION OF RESERVE FOR LOAN LOSSES

The reserve for loan losses has been established to absorb possible future losses throughout the loan portfolio and off balance sheet credit risk. The Company's reserve for loan losses is maintained at a level estimated by management to be adequate to provide for losses that are reasonably foreseeable based upon specific conditions and other factors. The reserve is allocated to segments of the loan portfolio based in part upon quantitative analyses of historical net losses relative to loan balances outstanding. Criticized and classified loan balances, as identified by management using criteria similar to those used by the Banks' regulators, and historical net losses on those balances are analyzed using both a linear regression and standard allocation percentages model. The results of this statistical analysis are applied to current criticized and classified loan balances to allocate the reserve for loan losses to the respective segments of the loan portfolio. In addition, homogeneous loans, which are not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on historical rates of net loan losses experienced for loans grouped by the number of days payments are delinquent. Such rates of net loan losses are applied to the current aging of homogeneous loans to allocate the reserve for loan losses. Management may judgmentally adjust the allocation of the reserve for loan losses based on changes in underwriting standards, anticipated rates of net loan losses which may differ from historical experience, economic conditions, the experience of credit officers and any other factors considered pertinent. Management's continuing evaluation of the loan portfolio and assessment of current economic conditions will dictate future reserve levels.

The following tables present the allocation of the loan loss reserve balance on the dates indicated:

(in thousands)
December 31                            1993                      1992
- -------------------------------------------------------------------------------
                                             Loans as                  Loans as
                              Allocation   Percent of   Allocation   Percent of
                              of reserve        Total   of reserve        Total
Type of loan                     balance        Loans      balance        Loans
- -------------------------------------------------------------------------------
Commercial                       $12,537         55.0%     $13,551         53.4%
Real estate construction           2,538          3.6          964          5.4
Real estate residential               85         15.5          545         14.8
Consumer                           3,921         25.9        3,872         26.4
Unallocated portion
   of reserve                      6,506           --        5,810           --
- -------------------------------------------------------------------------------
    Total                        $25,587        100.0%     $24,742        100.0%
===============================================================================

(in thousands)
December 31                            1991                      1990
- ------------------------------------------------------------------------------
                                             Loans as                  Loans as
                              Allocation   Percent of   Allocation   Percent of
                              of reserve        Total   of reserve        Total
Type of loan                     balance        Loans      balance        Loans
                                --------     --------     --------     --------
Commercial                        $8,325         52.7%      $2,698         52.5%
Real estate construction           2,336          7.1        4,360          9.5
Real estate residential               50         12.9           29         10.4
Consumer                           2,363         27.3        1,782         27.6
Unallocated portion
   of reserve                     10,779           --       10,132           --
- -------------------------------------------------------------------------------
    Total                        $23,853        100.0%     $19,001        100.0%
===============================================================================


(in thousands)
December 31                                    1989
- ------------------------------------------------------------
                                                     Loans as
                                      Allocation   Percent of
                                      of reserve        Total
Type of loan                             balance        Loans
                                        --------     --------
Commercial                                $5,216         52.4%
Real estate construction                   2,709         11.9
Real estate residential                        0         10.3
Consumer                                     853         25.4
Unallocated portion
   of reserve                              7,182           --
- -------------------------------------------------------------
    Total                                $15,960        100.0%
=============================================================

The reduced allocation to commercial loans from December 31, 1992 to December 31, 1993 is primarily due to a reduction in the balance of criticized loans. The increased allocation to construction loans over the same period is attributable to an increase in criticized loans due to the recessionary environment. The increase in the unallocated portion of the reserve is due to the establishment of an additional "recessionary reserve" to recognize the potential for increased chargeoffs. The changes in the allocation to loan portfolio segments from December 31, 1991 to December 31, 1992 reflect changes in criticized and classified loan balances. The decreased allocation to construction loans is attributable to a decrease in criticized loans due to full collection or principal reducing payments received from customers. The increased allocation to commercial and consumer loans is attributable to a reduced level of recoveries.

ASSET AND LIABILITY MANAGEMENT

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest-rate risk. The principal sources of asset liquidity are investment securities available for sale. At December 31, 1993, investment securities available for sale totaled $168.8 million.

The Company generates significant liquidity from its operating activities. The Company's profitability in 1993, 1992 and 1991 generated substantial increases in the cash flow provided from operations for such years to $28.4 million, $33.4 million and $26.7 million, respectively.

Additional cash flow is provided by financing activities, primarily the acceptance of customer deposits and short-term borrowings from banks. After a considerable increase in deposits in 1991 of $66.2 million, growth was only $600,000 in 1992 and the Company experienced a decline of $58.7 million in 1993 mostly due to deposits sold in connection with the sale of Sonoma Valley Bank. In addition to a $57.0 million compensating increase in short-term borrowings in 1993, Westamerica Bank issued in December a ten-year, $20.0 million subordinated capital note that qualifies as Tier II Capital and will be used as a source of liquidity for working capital purposes.

The Company uses cash flows from operating and financing activities to make investments in loans, money market assets and investment securities. Continuing with the strategy to reduce its exposure to real estate development loans, net loan repayments were $68.1 million, $32.8 million and $15.5 million in 1993, 1992 and 1991, respectively. The net repayment of loans resulted in added liquidity for the Company, which was used to increase its investment securities portfolios by $153.4 million, $75.8 million and $130.0 million in 1993, 1992 and 1991, respectively.

Interest rate risk is influenced by market forces. However, that risk may be controlled by monitoring and managing the repricing characteristics of assets and liabilities. In evaluating exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including the utilization of interest rate swaps. Interest rate swaps outstanding at December 31, 1993 had aggregate notional amounts of $110.0 million of which $50.0 million matures in 1994 and $60.0 million matures in 1995. These interest rate swaps were entered into to hedge the adverse impact interest rate fluctuations have on interest-bearing transaction and savings deposits in the current interest rate environment.

The primary analytical tool used by Management to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate the effects on net interest income of changes in market interest rates that are up to 2 percent higher or 2 percent lower than current levels. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at December 31, 1993 would not, in the view of Management, expose the Company to an unacceptable level of interest rate risk.

CAPITAL RESOURCES

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary captial resource is shareholders' equity, which increased $8.8 million or 6.1 percent from the previous year end and increased $23.0 million or 17.8 percent from December 31, 1991.

As a result of the Company's profitability, the retention of earnings and slow asset growth, the ratio of equity to total assets increased to 7.6 percent at December 31, 1993, up from 7.3 percent at December 31, 1992 and
6.6 percent at December 31, 1991. Tier I risk-based capital to risk-adjusted assets increased to 11.11 percent at December 31, 1993, from
10.02 percent at year end 1992. The ratio of total risk-based capital to risk-adjusted assets increased to 14.40 percent at December 31, 1993, from
12.01 percent at December 31, 1992.

Capital to Risk-Adjusted Assets

Minimum Regulatory Capital
                                                    Minimum
                                                 Regulatory
                                                    Capital
At December 31,            1993      1992      Requirements
- -----------------------------------------------------------
Tier I Capital            11.11%    10.02%             4.00%
Total Capital             14.40     12.01              8.00
Leverage ratio             7.42      7.39              4.00

The risk-based capital ratios improved in 1993 due to two factors: equity capital grew at a faster rate than total assets, and the decline in loan volumes and increase in investment securities reduced the level of risk-adjusted assets.

FINANCIAL RATIOS

The following table shows key financial ratios for the periods indicated.

For the Years Ended                                1993     1992     1991
- -------------------------------------------------------------------------
Return on average total assets                    0.48%    0.77%    0.62%
Return on average shareholders' equity            6.51%   11.16%    9.52%
Average shareholders' equity as a percent of:
  Average total assets                            7.33%    6.93%    6.48%
  Average total loans                            12.70%   11.22%    9.81%
  Average total deposits                          8.32%    7.67%    7.21%

DEPOSITS

The following table sets forth, by time remaining to maturity the Company's domestic time deposits in amounts of $100,000 or more (in thousands of dollars).

Time Remaining to Maturity               December 31,
                                1993        1992        1991
- ------------------------------------------------------------
Three months or less         $73,988     $92,581    $139,487
Three to six months           23,817      46,378      58,564
Six months to 12 months       10,503      12,895      10,695
Over 12 months                 4,685       6,630       6,699
- ------------------------------------------------------------
Total                       $112,993    $158,484    $215,445
============================================================

See additional disclosures in Note 6 to Consolidated Financial statements on page 52 of this report.

SHORT-TERM BORROWINGS

The following table sets forth the short-term borrowings of the Company. (In thousands)

December 31                                      1993     1992     1991
- -----------------------------------------------------------------------
Federal funds purchased                       $25,000   $   --   $   --

Other borrowed funds:
  Retail repurchase agreements                 28,038    4,099    3,204
  Other                                        16,026    7,939    6,366
- -----------------------------------------------------------------------
Total other borrowed funds                    $44,064  $12,038   $9,570
- -----------------------------------------------------------------------
    Total funds purchased                     $12,038  $12,038   $9,570
=======================================================================

Further details of the other borrowed funds are:
(In thousands)

December 31                                      1993     1992     1991
- ------------------------------------------------------------------------
Outstanding
  Average during the year                     $37,284  $11,509  $18,865
  Maximum during the year                      68,608   19,055   44,558
Interest rates
  Average during the period                     3.13%    4.73%    6.51%
  Average at period end                         3.04     3.23     6.80

NON-INTEREST INCOME

Components of Non-Interest Income
(In millions)                              1993        1992        1991
- -----------------------------------------------------------------------
Service charges on deposit accounts      $ 12.8      $ 12.4      $ 12.1
Merchant credit card                        2.2         2.9         2.9
Mortgage banking income                     1.5         1.8         1.5
Brokerage commissions                        .8          .6          .4
Net investment securities gains              --         1.1         1.7
Sale of Sonoma Valley Bank                   .7          --          --
Automobile receivable servicing             1.3          --          .5
Other                                       4.6         5.0         4.9
- -----------------------------------------------------------------------
  Total                                  $ 23.9      $ 23.8      $ 24.0
=======================================================================

Non-interest income increased to $23.9 million in 1993. Higher income from servicing automobile receivables, the sale of the Company's 50 percent interest in Sonoma Valley Bank, higher brokerage commissions, increased fees from deposit services, gains recognized on the sale of Napa Valley Bancorp cardholder portfolio and lower write-offs of mortgage service receivables, were partially offset by lower credit card merchant fees and lower mortgage servicing fees. 1992 non-interest income also reflects $1.1 million gains on the sale of investment securities held for sale. In 1992, non-interest income decreased $200,000 from the previous year, resulting principally from lower gains of investment securities held-for-sale and lower income from servicing automobile receivables partially offset by higher deposit account fees, mortgage banking income and brokerage commissions.

NON-INTEREST EXPENSE

Components of Non-Interest Expense
(In millions)                            1993       1992       1991
- -------------------------------------------------------------------
Salaries                               $ 31.6     $ 33.7     $ 34.7
Other personnel benefits                  7.4        7.2        7.1
Other real estate owned                  13.2        6.2        2.9
Occupancy                                 8.6        8.5        8.4
Equipment                                 6.2        5.3        5.5
FDIC insurance assessment                 4.1        4.0        3.5
Data processing                           3.7        3.1        3.0
Professional fees                         3.1        3.3        3.3
Operational losses                        2.0         .7         .5
Stationery and supplies                   1.9        1.7        1.8
Advertising and public relations          1.8        1.8        2.0
Loan expense                              1.6        1.4        1.3
Merchant credit card                      1.1        1.7        1.9
Insurance                                  .9        1.0         .7
Other                                     9.4       10.0        8.3
- -------------------------------------------------------------------
  Total                                $ 96.6     $ 89.6     $ 84.9
===================================================================
Average full-time equivalent staff     905      1,092      1,148

Non-interest expense increased $7.0 million or 8 percent in 1993 compared with an increase of $4.7 million or 6 percent in 1992. The increase in 1993 is the direct result of merger-related foreclosed real estate owned expenses, reflecting a $10.0 million write-down of assets acquired in the Merger to fair value net of estimated selling costs reflecting the implementation of the Company's workout strategy, and other costs associated with the Merger, including $1.2 million in relocation costs, chargeoffs of $921,000 for obsolete furniture and equipment, $745,000 in investment banker fees, and other merger-related costs totaling approximately $1.2 million. Partially offsetting these increases in 1993 non-interest expense, salaries decreased $2.1 million, or 6 percent, reflecting the benefits realized from consolidation of operations after the Merger. Merchant credit card, professional fees and insurance expenses also decreased from 1992.

The ratio of average assets per full-time equivalent staff was $2.2 million in 1993 compared to $1.8 million in 1992; the Company strategy to improve efficiency can be clearly seen in the reduction of the average number of full-time equivalent staff from 1,092 in 1992 to 905 in 1993.

PROVISION FOR INCOME TAX

The provision for income tax decreased $4.9 million in 1993 as a direct result of lower pretax income and a $394,000 revaluation adjustment of deferred tax assets due to an increase in statutory tax rates. The provision was $3.0 million in 1993 compared to $7.9 million in 1992 and $5.8 million in 1991. The higher provision in 1992 is a direct result of higher pretax income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         INDEX TO FINANCIAL STATEMENTS
                                                                    Page

Consolidated Balance Sheets as of December 31, 1993 and 1992         36
Consolidated Statements of Income for the years ended
 December 31, 1993, 1992 and 1991                                    38
Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 1993, 1992 and 1991                40
Consolidated Statements of Cash Flows for the years ended
 December 31, 1993, 1992 and 1991                                    41
Notes to Consolidated Financial Statements                           43
Management's Letter of Financial Responsibility                      67
Independent Auditors' Report                                         68

CONSOLIDATED BALANCE SHEETS
(In thousands)
December 31,                                             1993         1992*
- ---------------------------------------------------------------------------
Assets
 Cash and cash equivalents (Note 14)               $  102,618    $  139,497
 Money market assets                                      250         1,366
 Trading account securities                                10            --
 Investment securities available-for-sale (Note 2)    168,819            --
 Investment securities held-to-maturity; market
   value of $563,563 in 1993 and $581,768
   in 1992 (Note 2)                                   557,057       570,236
 Loans, net of reserve for loan losses of:
  $25,587 at December 31, 1993
  $24,742 at December 31, 1992 (Notes 3, 4 and 13)  1,089,152     1,166,205
 Loan collateral substantively foreclosed and
  other real estate owned                              17,905        34,506
 Land held for sale                                       800         1,123
 Investment in joint venture                              766         1,026
 Premises and equipment, net (Notes 5 and 6)           25,341        26,959
 Interest receivable and other assets (Note 8)         41,701        40,431
- ---------------------------------------------------------------------------
Total assets                                       $2,004,419    $1,981,349
===========================================================================
Liabilities
 Deposits:
  Non-interest bearing                             $  369,820    $  323,719
  Interest bearing:
   Transaction                                        289,322       369,871
   Savings                                            654,766       564,763
   Time (Notes 2 and 6)                               417,320       531,565
- ---------------------------------------------------------------------------
 Total deposits                                     1,731,228     1,789,918
 Funds purchased                                       69,064        12,038
 Liability for interest, taxes,
  other expenses, minority interest
  and other (Note 8)                                   15,328        16,382
 Notes and mortgages payable (Notes 6 and 14)          36,352        19,337
- ---------------------------------------------------------------------------
Total liabilities                                   1,851,972     1,837,675
 Commitments and contingent
  liabilities (Notes 4, 10 and 11)                         --            --
 Shareholders' Equity (Notes 7 and 14)
  Common stock (no par value)
   Authorized- 20,000 shares
   Issued and outstanding- 8,080 shares in 1993
    and 8,000 shares in 1992                           52,499        51,053
   Capital surplus                                     10,831        10,831
   Unrealized gains on securities
    available for sale (Note 2)                         2,527            --
   Retained earnings                                   86,590        81,790
- ---------------------------------------------------------------------------
  Total shareholders' equity                          152,447       143,674
- ---------------------------------------------------------------------------
Total liabilities and shareholders' equity         $2,004,419    $1,981,349
===========================================================================

*Data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.

        See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
For the years ended December 31,          1993        1992*      1991*
- ---------------------------------------------------------------------
Interest Income
 Loans                                $ 99,607    $115,357   $137,656
 Money market assets and
  federal funds sold                       298       1,745      2,191
 Trading account securities                  6           4         54
 Investment securities:
   U.S. Treasury                        10,284       4,484      6,159
   Securities of U.S. government
     agencies and corporations          13,994      18,802     18,406
   Obligations of states and
     political subdivisions              5,894       5,358      5,272
   Asset backed                          4,942       5,809      5,675
   Other                                 1,891       3,194      1,139
- ---------------------------------------------------------------------
 Total interest income                 136,916     154,753    176,552
- ---------------------------------------------------------------------
Interest Expense
 Transaction deposits                    4,219       7,680     13,371
 Savings deposits                       15,085      18,838     22,748
 Time deposits (Note 6)                 19,014      29,314     46,950
 Funds purchased                         1,937         698      1,677
 Notes and mortgages payable (Note 6)    2,016       2,362      2,611
- ---------------------------------------------------------------------
 Total interest expense                 42,271      58,892     87,357
- ---------------------------------------------------------------------
Net Interest Income                     94,645      95,861     89,195
 Provision for loan losses (Note 3)      9,452       7,005     10,418
- ---------------------------------------------------------------------
 Net interest income after
  provision for loan losses             85,193      88,856     78,777
- ---------------------------------------------------------------------
Non-Interest Income
 Service charges on deposit accounts    12,809      12,437     12,056
 Merchant credit card                    2,217       2,900      2,881
 Mortgage banking                        1,467       1,808      1,457
 Brokerage commissions                     839         555        392
 Net investment securities gain             68       1,066      1,742
 Other                                   6,546       5,061      5,448
- ---------------------------------------------------------------------
 Total non-interest income              23,946      23,827     23,976
- ---------------------------------------------------------------------

Non-Interest Expense
 Salaries and related
  benefits (Note 12)                    39,007      40,826      40,252
 Other real estate owned                11,550       5,183       2,884
 Occupancy (Notes 5 and 10)              8,625       8,524       8,401
 Equipment (Notes 5 and 10)              6,195       5,302       5,522
 FDIC insurance assessment               4,079       4,021       3,545
 Data processing                         3,658       3,137       2,964
 Professional fees                       3,071       3,332       3,346
 Other                                  20,460      19,279      18,029
- ----------------------------------------------------------------------
 Total non-interest expense             96,645      89,604      84,943
- ----------------------------------------------------------------------
Income Before Income Taxes              12,494      23,079      17,810
 Provision for income taxes (Note 8)     3,039       7,857       5,833
- ----------------------------------------------------------------------
Net Income                            $  9,455    $ 15,222    $ 11,977
======================================================================
 Average common shares outstanding       8,054       7,933       7,855
Per Share Data (Notes 7 and 17)
 Net income                             $ 1.17     $  1.92      $ 1.52

 Dividends declared                        .57         .51         .44

*Data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.

        See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

                                                    Unrealized           Net Unrealized
                                                       Gain on           (Loss) Gain on
                                                    Securities               Marketable
                                Common               Available     Retained      Equity
                                 Stock    Surplus     for Sale     Earnings  Securities    Total
- ------------------------------------------------------------------------------------------------
December 31, 1990
(as originally presented)     $ 21,851    $10,777     $    --        $53,624     $--    $ 86,252
Adjustments to reflect
 acquisition of Napa
 Valley Bancorp (Note 17)       26,564         --          --         6,995       --      33,559
- ------------------------------------------------------------------------------------------------
December 31, 1990*              48,415     10,777          --        60,619       --     119,811
Net income                          --         --          --        11,977       --      11,977
Stock issued (Note 7)            1,516          9          --            --       --       1,525
Retirement of stock (Note 7)      (843)        --          --            --       --        (843)
Dividends declared                  --         --          --        (3,041)      --      (3,041)
Unrealized loss on securities       --         --          --            --       (9)         (9)
- -------------------------------------------------------------------------------------------------
December 31, 1991*              49,088     10,786          --        69,555       (9)    129,420
Net income                          --         --          --        15,222       --      15,222
Stock issued (Note 7)            2,169         45          --            --       --       2,214
Retirement of stock (Note 7)      (204)        --          --            --       --        (204)
Dividends declared                  --         --          --        (2,987)      --      (2,987)
Unrealized gain on securities       --         --          --            --        9           9
- ------------------------------------------------------------------------------------------------
December 31, 1992*               51,053    10,831          --        81,790       --     143,674
Net income                           --        --          --         9,455       --       9,455
Stock issued (Note 7)             1,446        --          --            --       --       1,446
Dividends declared                   --        --          --        (4,655)      --      (4,655)
Unrealized gain on securities        --        --       2,527            --       --       2,527
- ------------------------------------------------------------------------------------------------
December 31, 1993               $52,499   $10,831      $2,527       $86,590      $--    $152,447
================================================================================================

*Data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.

        See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,           1993          1992*         1991*
- ---------------------------------------------------------------------------
Operating Activities
Net income                             $  9,455      $ 15,222      $ 11,977
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization             3,622         4,198         4,189
Loan loss provision                       9,452         7,005        10,418
Amortization of net deferred
 loan (cost)/fees                          (462)          615           433
(Increase) decrease in interest
 income receivable                       (2,542)        1,070         1,698
Decrease (increase) in other assets       2,888        (3,204)        2,062
Decrease in income taxes payable         (1,529)       (1,179)       (2,752)
Decrease in interest expense payable     (1,169)       (1,933)       (1,145)
(Decrease) increase in accrued expenses  (1,809)        1,420          (405)
Net gain on sale of investment securities   (68)       (1,066)       (1,742)
Loss (gain) on sale of developed land        --         2,930          (107)
Loss (gains) on sales/write-down
 of premises and equipment                1,476           225           (86)
Originations of loans for resale        (92,374)     (100,055)     (102,300)
Proceeds from sale of loans
 originated for resale                   92,536       103,855       102,019
Loss on sale/write-down of property
 acquired in satisfaction of debt         9,618         3,507         2,559
Gain on sale of Sonoma Valley Bank         (668)           --            --
Net (purchases) maturities of
 trading securities                         (10)          779          (130)
- ---------------------------------------------------------------------------
Net cash provided by
 operating activities                    28,416        33,389        26,688
- ---------------------------------------------------------------------------
Investing Activities
Net repayments of loans                  68,109        32,782        15,470
Purchases of money market assets           (325)      (16,833)      (34,551)
Purchases of investment securities     (427,886)     (339,583)     (269,505)
Purchases of property, plant
 and equipment                           (3,481)       (4,416)       (5,161)
Improvements on developed land               --        (1,435)           --
Proceeds from maturity/sale
 of money market assets                   1,441        17,574        34,301
Proceeds from maturity of securities    274,451       263,793       139,549
Proceeds from sale of securities            184        21,128        49,580
Proceeds from sale of
 property and equipment                      --         1,640           858
Net proceeds from sale of developed land    356         1,928           107
Proceeds from disposition of property
 acquired in satisfaction of debt         6,313         4,513           624
Proceeds from sale of Sonoma Valley Bank  2,733            --            --
Net repayments on loan collateral
 substantively foreclosed                   669         1,187           629
- ---------------------------------------------------------------------------
Net cash used in investing activities   (77,436)      (17,722)      (68,099)
- ---------------------------------------------------------------------------
Financing Activities
Net increase (decrease) in deposits     (58,691)          617        66,203
Net (decrease) increase in
 federal funds purchased                 57,026         2,468       (25,529)
Proceeds from issuance of capital notes  20,000            --            --
Principal payments on notes
 and mortgages payable                   (2,985)       (2,423)       (1,672)
Exercise of stock options                 1,446          2,214        1,525
Retirement of stock                          --          (204)         (843)
Unrealized loss (gain) in
 marketable equity securities                --             9            (9)
Dividends paid                           (4,655)       (2,987)       (3,041)
- ---------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                    12,141          (306)       36,634
- ---------------------------------------------------------------------------
Net (decrease) increase in
 cash and cash equivalents              (36,879)       15,361       (4,777)
Cash and cash equivalents at
 beginning of year                      139,497       124,136       128,913
- ---------------------------------------------------------------------------
Cash and cash equivalents at
 end of year                           $102,618      $139,497      $124,136
===========================================================================
Supplemental disclosures:
Loans transferred to other real
estate owned and
substantively repossessed               $16,111       $36,572        $9,132
Interest paid                            42,982        57,491        87,163
Income tax payments                       5,700         9,773         9,045
Unrealized gain on securities
 available for sale                       2,527            --            --


*Data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.

        See accompanying notes to consolidated financial statements.

Westamerica Bancorporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Accounting Policies

Westamerica Bancorporation, a registered bank holding Company, (the Company), provides a full range of banking services to individual and corporate customers in Northern California through its subsidiary banks (the Banks), Westamerica Bank and Subsidiary, Bank of Lake County and Napa Valley Bank and Subsidiary. The Banks are subject to competition from other financial institutions and to regulations of certain agencies and undergo periodic examinations by those regulatory authorities.

Summary of Significant Accounting Policies

The consolidated financial statements are prepared in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a summary of significant accounting policies used in the preparation of the accompanying financial statements. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods indicated.

Principles of Consolidation. The financial statements include the accounts of the Company, a registered bank holding company, and all the Company's subsidiaries which include the Banks and Community Banker Services Corporation and Subsidiary. Significant intercompany transactions have been eliminated in consolidation. All data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.

Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate volatility.

Securities. Marketable investment securities at December 31, 1993 consist of U.S. Treasury, U. S. Government Agencies and Corporations, Municipal, asset-backed and other securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) at December 31, 1993. Under SFAS No. 115, the Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classied as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

Unrealized gains and losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of shareholders' equity. The unrealized gains or losses included in the separate component of shareholders' equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of held-to-maturity and available-for-sale securities below cost that is deemed other than temporary, results in a charge to earnings and the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classied as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans and Reserve for Loan Losses. The reserve for loan losses is a combination of specific and general reserves available to absorb estimated future losses in the loan portfolio and is maintained at a level considered adequate to provide for such losses. Credit reviews of the loan portfolio, designed to identify problem loans and to monitor these estimates, are conducted continually, taking into consideration market conditions, current and anticipated developments applicable to the borrowers and the economy, and the results of recent examinations by regulatory agencies. Management approves the conclusions resulting from credit reviews. Ultimate losses may vary from current estimates. Adjustments to previous estimates of loan losses are charged to income in the period which they become known.

Unearned interest on discounted loans is amortized over the life of these loans, using the sum-of-the-months digits method for which the results are not materially different from those obtained by using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on non-accrual status.

Non-refundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the estimated respective loan lives. Loans held for sale are identified upon origination and are reported at the lower of cost or fair value on an individual loan basis.

Other Real Estate Owned and Loan Collateral Substantively Foreclosed. Other real estate owned includes property acquired through foreclosure or forgiveness of debt. These properties are transferred at fair value, which becomes the new cost basis of the property. Losses recognized at the time of acquiring property in full or partial satisfaction of loans are charged against the reserve for loan losses. Subsequent losses incurred due to the declines in property values as identified in independent property appraisals are recognized as non-interest expense. Routine holding costs, such as property taxes, insurance and maintenance, and losses from sales and dispositions are recognized as non-interest expense.

The Company classifies loans as loan collateral substantively foreclosed (substantive repossessions) when the borrower has little or no equity in the collateral, when proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral, and the debtor has either formally or effectively abandoned control of the collateral to the Company or has retained control of the collateral but, because of the current financial condition of the debtor or the economic prospects for the debtor and/or collateral in the foreseeable future, it is doubtful that the debtor will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Losses recognized at the time the loans are reclassified as substantive repossessions are charged against the reserve for loan losses. Subsequent losses incurred due to subsequent declines in property values, as identified in independent property appraisals, are recognized as non-interest expense. Routine holding costs, such as property taxes, insurance and maintenance, and losses from sales and dispositions are recognized as non-interest expense.

Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful life of each type of asset. Estimated useful lives of premises and equipment range from 20 to 50 years and from 3 to 20 years, respectively. Leasehold improvements are amortized over the terms of the lease or their estimated useful life, whichever is shorter. Fully depreciated and/or amortized assets are removed from the Company's balance sheet.

Interest Rate Swap Agreements. The Company uses interest rate swap agreements as an asset/liability management tool to reduce interest rate risk. Interest rate swap agreements are exchanges of fixed and variable interest payments based on a notional principal amount. The primary risk associated with swaps is the exposure to movements in interest rates and the ability of the counter parties to meet the terms of the contracts. The Company controls the credit risk of the these agreements through credit approvals, limits and monitoring procedures. The Company is not a dealer but an end user of these instruments and does not use them speculatively.

Accounted for as hedges, the differential to be paid or received on such agreements is recognized over the life of the agreements. Payments made or received in connection with early termination of interest rate swap agreements are recognized over the remaining term of the swap agreement.

Earnings Per Share. Earnings per share amounts are computed on the basis of the weighted average of common shares outstanding during each of the years presented.

Income Taxes. The Company and its subsidiaries file consolidated tax returns. For financial reporting purposes, the income tax effects of transactions are recognized in the year in which they enter into the determination of recorded income, regardless of when they are recognized for income tax purposes. Accordingly, the provisions for income taxes in the consolidated statements of income include charges or credits for deferred income taxes relating to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Other. Securities and other property held by the Banks in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries. Certain amounts in prior years financial statements have been reclassified to conform with the current years presentation. These reclassifications had no effect on previously reported income.

Note 2: Investment Securities


An analysis of investment securities available-for-sale as of December 31, 1993, is as follows:

                                                                                      Gross      Gross
                              1 year      1 to 5   5 to 10   Over 10 Amortized   unrealized unrealized       Fair
Maturity in years            or less       years     years     years      cost        gains     losses      value
- -----------------------------------------------------------------------------------------------------------------
(In thousands)
U.S. Treasury securities     $11,044    $109,473        --        --  $120,517       $4,029        ($2)  $124,544
Securities of U.S. Govt.
 Agencies and Corporations*    9,582      18,478     2,008     1,571    31,639          275       (219)    31,695
Obligations of States and
 Political Subdivisions        3,005          --        --        --     3,005           --         (5)     3,000
Other Securities (Preferred
 Stocks & Corporate Bonds)     6,250       3,017        --        --     9,267          313         --      9,580
- -----------------------------------------------------------------------------------------------------------------
Total Securities
 Available-for-sale          $29,881    $130,968    $2,008    $1,571  $164,428       $4,617      ($226)  $168,819
=================================================================================================================
Fair Value by Maturity       $30,103    $135,100    $2,001    $1,615

*Includes $24.6 million in Collateralized Mortgage Obligations with the following maturities: 1 year or less $9.4 million; 1 to 5 years $15.2 million. The average yield of these securities is 5.56 percent.

An analysis of investment securities held-to-maturity as of December 31, 1993, is as follows:

                                                                                               Gross      Gross
                              1 year      1 to 5   5 to 10   Over 10 Amortized   unrealized unrealized       Fair
Maturity in years            or less       years     years     years      cost        gains     losses      value
- -----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities      $3,029    $122,040        --        --  $125,069         $540      ($270)  $125,339
Securities of U.S. Govt.
 Agencies and Corporations*    9,886      51,668    80,419    81,023   222,996        1,859       (793)   224,062
Obligations of States and
 Political Subdivisions       11,823      23,185    38,065    51,224   124,297        4,548       (758)   128,087
Asset Backed (Automobile
 Receivables)                    152      65,281        --        --    65,433          665        (34)    66,064
Other Securities (Preferred
 Stocks & Corporate Bonds)    12,999       3,115     1,654     1,494    19,262          749         --     20,011
- -----------------------------------------------------------------------------------------------------------------
Total Securities
 Held-to-maturity            $37,889    $265,289  $120,138  $133,741  $557,057       $8,361    ($1,855)  $563,563
=================================================================================================================
Fair Value by Maturity       $38,638    $266,843  $120,892  $137,190

*Includes $162.6 million in Collateralized Mortgage Obligations with the following maturities: 1 year or less $9.9 million; 1 to 5 years $9.3 million; 5 to 10 years $71.3 million; over 10 years $72.1 million. These securities have a market value of $162.4 million and an average yield of 5.45 percent.

As of December 31, 1993, $173.5 million of investment securities held-to-maturity were pledged to secure public deposits.

A summary of investment securities portfolio held-to-maturity as of December 31, 1992, is as follows:

                                           Gross     Gross
                                Book  unrealized unrealized     Fair
                               Value       gains    losses     Value
- --------------------------------------------------------------------
U.S. Treasury securities    $126,522      $2,208     ($156) $128,574
Securities of U.S. Govt.
 Agencies and Corporations   237,753       4,919      (517)  242,155
Obligations of States and
 Political Subdivisions       87,031       3,655      (197)   90,489
Asset Backed (Automobile
 Receivables)                 82,270       1,040      (105)   83,205
Other Securities (Preferred
 Stocks & Corporate Bonds)    36,660         735       (50)   37,345
- --------------------------------------------------------------------
Total Securities
Held-to-maturity            $570,236     $12,557   ($1,025) $581,768
====================================================================


Note 3: Loans and Reserve for Loan Losses

Loans at December 31, consisted of the following:

(In thousands)                       1993          1992
- -------------------------------------------------------
Commercial                     $  266,448    $  439,494
Real estate-commercial            346,308       196,401
Real estate-construction           40,533        63,886
Real estate-residential           172,245       175,834
Installment and personal          304,993       334,215
Unearned income                   (15,788)      (18,883)
- -------------------------------------------------------
 Gross loans                    1,114,739     1,190,947
Loan loss reserve                 (25,587)      (24,742)
- -------------------------------------------------------
 Net loans                     $1,089,152    $1,166,205
=======================================================

Included in real estate-residential at December 31, 1993 and 1992 are loans held for resale of $5.9 million and $3.6 million, respectively, the cost of which approximates market value.

Changes in the loan loss reserve were:
(In thousands)                      1993         1992         1991
- ------------------------------------------------------------------
Balance at January 1,            $24,742      $23,853      $19,002
Sale of Sonoma Valley Bank          (684)          --           --
Provision for loan losses          9,452        7,005       10,418
Credit losses                    (10,091)      (8,794)      (9,140)
Credit loss recoveries             2,168        2,678        3,573
- ------------------------------------------------------------------
Balance at December 31,          $25,587      $24,742      $23,853
==================================================================

Restructured loans were $4.4 million and $319,000 at December 31, 1993 and 1992, respectively.

The following is a summary of interest foregone on restructured loans for the years ended December 31:

(In thousands)                      1993      1992       1991
- -------------------------------------------------------------
Interest income that would have
 been recognized had the loans
 performed in accordance with
 their original terms                $472      $135      $173
Less: Interest income recognized
        on restructured loans        (218)       --        (8)
- -------------------------------------------------------------
Interest foregone on restructured
loans                                $254      $135      $165
=============================================================


Note 4: Concentrations of Credit Risk

The Company's business activity is with customers in Northern California. The loan portfolio is well diversified with no industry comprising greater than ten percent of total loans outstanding as of December 31, 1993.

The Company has a significant number of credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and stand by letters of credit related to real estate loans of $18.7 million at December 31, 1993. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75 percent on commercial real estate loans and no greater than 80 percent on residential real estate loans.

Note 5: Premises and Equipment

A summary as of December 31, follows:
                                                Accumulated
                                           Depreciation and           Net
(In thousands)                  Cost           Amortization    Book Value
- -------------------------------------------------------------------------

1993

Land                          $ 3,735           $     --          $ 3,735
Buildings and improvements     20,072             (6,876)          13,196
Leasehold improvements          2,537             (1,513)           1,024
Furniture and equipment        14,347             (6,961)           7,386
- -------------------------------------------------------------------------
 Total                        $40,691           $(15,350)         $25,341
=========================================================================

1992

Land                           $5,483           $     --          $ 5,483
Buildings and improvements     19,131             (7,225)          11,906
Leasehold improvements          4,878             (2,929)           1,949
Furniture and equipment        19,711            (12,090)           7,621
- -------------------------------------------------------------------------
 Total                        $49,203           $(22,244)         $26,959
=========================================================================

Depreciation and amortization included in non-interest expense amount to $3,621,800 in 1993, $4,198,000 in 1992 and $4,189,400 in 1991.

Note 6: Borrowed Funds

Notes payable include the unsecured obligations of the Company as of December 31, 1993 and 1992, as follows:

(In thousands)                                           1993       1992
- ------------------------------------------------------------------------
Unsecured note dated September, 1976,
interest payable semiannually at 9 7/8% and
principal payments of $267 due annually
to September 1, 1996.                                 $   196    $   463

Unsecured note dated May, 1984, interest
payable quarterly at 12.95% and principal
payments of $1,000 due annually beginning
September 1, 1991 and ending on September 1,
1996. Note agreement provides for partial
prepayment under certain conditions without
penalty and for prepayment of all or a portion
of the note under certain conditions with a
premium which decreases over the contractual term.      2,100      3,100

Equity contract notes, originated in April 1986
and maturing on April 1, 1996. Interest payable
semiannually at 11 5/8% and principal payments
of $2,500 due annually, on April 1, starting
in 1993.                                                7,500     10,000

Senior notes, originated in May 1988 and
maturing on June 30, 1995. Interest payable
semiannually at 10.87% and principal
payment due at maturity.                                5,000      5,000

Subordinated note, issued by Westamerica Bank,
originated in December 1993 and maturing
September 30, 2003. Interest at an annual rate
of 6.99% payable semiannually on March 31 and
September 30, with principal due at maturity.          20,000         --
- ------------------------------------------------------------------------
 Total notes payable                                  $34,796    $18,563
========================================================================

Mortgages payable of $524,000 consist of a note of Westamerica Bank secured by a deed of trust on premises having a net book value of $790,000 and $824,000 at December 31, 1993 and 1992, respectively. The note, which has an effective interest rate of 10 percent, is scheduled to mature in April 1995.

Included in notes and mortgages payable are senior liens on other real estate, land held for sale and investments in joint venture properties that totaled $1,032,000 and $250,000 at December 31, 1993 and 1992,
respectively.

The combined aggregate amount of maturities of notes payable is $3,696,000, $8,500,000, $2,600,000, $0 and $0 for the years 1994 through 1998, and
$20,000,000 thereafter.

At December 31, 1993, the Company had unused lines of credit amounting to $7,500,000. Compensating balance arrangements are not significant to the operations of the Company.

At December 31, 1993, the Banks had $113.0 million in time deposit accounts in excess of $100,000; interest on these accounts in 1993 was $4,837,000.

Note 7: Shareholders' Equity

In April 1982, the Company adopted an Incentive Stock Option Plan and 413,866 shares were reserved for issuance. Under this plan, all options are currently exercisable and terminate 10 years from the date of the grant. Under the Stock Option Plan adopted by the Company in 1985, 750,000 shares have been reserved for issuance. Stock appreciation rights, incentive stock options, non-qualified stock options and restricted performance shares are available under this plan. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. The 1985 plan was amended in 1990 to provide for restricted performance share (RPS) grants. An RPS grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period. At December 31, 1993, 299,046 options were available for grant under the 1985 Stock Option Plan.

Information with respect to options outstanding and options exercised under the plans is summarized in the following table:

                                Number       Option Price
                            of shares*        $ per share        $ Total
Shares under option at December 31:
    1993                       313,564         8.88- 24.50     5,766,400
    1992                       278,544         6.06- 22.00     4,249,399
    1991                       400,247         6.06- 22.00     6,202,300
Options exercised during:
    1993                        51,260         8.88- 22.00       692,157
    1992                       168,423         6.06- 13.29     1,975,000
    1991                       120,362         6.06- 13.63       997,700
* Issuable upon exercise.

At December 31, 1993, options to acquire 164,794 shares of common stock were exercisable.

Shareholders have authorized issuance of two new classes of 1,000,000 shares each, to be denominated Class B Common Stock and Preferred Stock, respectively, in addition to the 20,000,000 shares of Common Stock presently authorized. At December 31, 1993, no shares of Class B or Preferred Stock had been issued. At December 31, 1993, the Company's Tier I Capital was $149,937,000 and Total Capital was $194,415,000 or 11.11 percent and 14.40 percent, respectively, of risk-adjusted assets.

In December 1986, the Company declared a dividend distribution of one common share purchase right (the Right) for each outstanding share of common stock. The Rights are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 15 percent or more of the Company's stock or 50 percent or more of its assets without the prior consent of the Board of Directors. If the Rights become exercisable, the holder may purchase one share of the Company's common stock for $65. Following an acquisition of 15 percent of the Company's common stock or 50 percent or more of its assets without prior consent of the Company, each right will also entitle the holder to purchase $130 worth of common stock of the Company for $65. Under certain circumstances, the Rights may be redeemed by the Company at a price of $.05 per right prior to becoming exercisable and in certain circumstances thereafter. The Rights expire on December 31, 1999, or earlier, in connection with certain Board-approved transactions.

Note 8: Income Taxes

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS No. 109). Adoption of SFAS No. 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the deferred method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement reported amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.] Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The components of the net deferred tax asset as of December 31, are as follows:

(In thousands)                           1993                  1992
- -------------------------------------------------------------------
Deferred tax asset
 Reserve for loan losses             $ 10,321               $ 9,013
 State franchise taxes                    676                   941
 Deferred compensation                    534                   723
 Real estate owned                      2,742                 1,851
 Net deferred loan fees                    --                   268
 Other                                  1,037                   587
- -------------------------------------------------------------------
                                       15,310                13,383
Valuation allowance                        --                    --
- -------------------------------------------------------------------
Total deferred tax asset               15,310                13,383
- -------------------------------------------------------------------
Deferred tax liability
 Net deferred loan costs                  502                    --
 Fixed assets depreciation              1,164                 1,171
 Securities available-for-sale          1,864                    --
 Other                                    148                   373
- -------------------------------------------------------------------
Total deferred tax liability            3,678                 1,544
- -------------------------------------------------------------------
Net deferred tax asset                $11,632               $11,839
===================================================================
The Company believes a valuation allowance is not needed to reduce the deferred tax asset because there is no material portion of the deferred tax asset that will not be realized through sufficient taxable income.

The provisions for federal and state income taxes consist of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

(In thousands)                  1993        1992        1991
- ------------------------------------------------------------
Current income tax expense:
 Federal                      $2,501      $6,977      $5,314
 State                         2,195       3,130       2,638
- ------------------------------------------------------------
Total current                  4,696      10,107       7,952
- ------------------------------------------------------------
Deferred income tax benefit:
 Federal                        (646)    (1,758)      (1,335)
 State                          (617)      (492)        (784)
- ------------------------------------------------------------
Total deferred                (1,263)    (2,250)      (2,119)
- ------------------------------------------------------------
Adjustment of net deferred
 tax asset for enacted changes
 in tax rates:
   Federal                      (304)        --            --
   State                         (90)        --            --
- -------------------------------------------------------------
   Total adjustment             (394)        --            --
- -------------------------------------------------------------
Provision for income taxes    $3,039     $7,857        $5,833
=============================================================

The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate to income before taxes, as follows:

(In thousands)                          1993         1992       1991
- --------------------------------------------------------------------
Federal income taxes due
 at statutory rate                     $4,248      $7,846      $6,056
(Reductions) increases in
  income taxes resulting from:
   Interest not taxable for federal
    income tax purposes                (1,895)     (1,735)     (1,836)
   State franchise taxes, net of
    federal income tax benefit            982       1,753       1,226
   Deferred benefit and other            (296)         (7)        387
- ---------------------------------------------------------------------
Provision for income taxes             $3,039      $7,857      $5,833
=====================================================================

Note 9: Fair Value of Financial Instruments

The fair value of financial instruments which have a relative short period of time between their origination and their expected realization were valued using historical cost. Such financial instruments and their estimated fair values at December 31, were:

(In thousands)                                  1993           1992
- -------------------------------------------------------------------
Cash and cash equivalents                   $102,618       $139,497
Money market assets                              250          1,366
Interest and taxes receivable                 28,799         25,741
Non-interest bearing and interest-bearing
 transaction and savings deposits          1,313,908      1,258,353
Funds purchased                               69,064         12,038
Interest payable                               2,700          3,824

The fair value at December 31 of the following financial instruments was estimated using quoted market prices:

(In thousands)                                  1993           1992
- -------------------------------------------------------------------
Investment securities available for sale    $168,819      $      --
Investment securities held to maturity       563,563        581,768
Trading account securities                        10             --

Loans were separated into two groups for valuation. Variable rate loans, which reprice frequently with changes in market rates, were valued using historical cost. Fixed rate loans were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $25,587,000 and $24,742,000 reserves for loan losses as of December 31, 1993 and 1992, respectively, were applied against the estimated fair value to recognize future defaults of contractual cash flows. The estimated fair market value of loans at December 31, was:

(In thousands)                                  1993            1992
- --------------------------------------------------------------------
Loans                                     $1,096,164      $1,171,630

The fair value of time deposits and notes and mortgages payable was estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics.

The estimated fair values at December 31, were:

(In thousands)                                   1993            1992
- ---------------------------------------------------------------------
Time deposits                                $420,475        $534,920
Notes and mortgages payable                    36,014          20,282

The estimated fair values of the Company's interest rate swaps, which are determined by dealer quotes and generally represent the amount that the Company would pay to terminate its swap contracts, were $(600,000) and $0, respectively, at December 31, 1993 and 1992.

These fair values do not represent actual amounts that may be realized upon any sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented above represent the Company's best estimate of fair value using the methodologies discussed above.

Note 10: Lease Commitments

Fifteen banking offices and three administrative service centers are owned and thirty-seven banking offices and two support facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living, property taxes and maintenance. The Company also leases certain pieces of equipment. Minimum future rental payments on operating leases, net of sublease income, at December 31, 1993, are as follows:

(In thousands)
        1994                              $ 3,253
        1995                                3,091
        1996                                2,632
        1997                                1,679
        1998                                1,183
        Thereafter                          3,659
- -------------------------------------------------
        Total minimum lease payments      $15,497
=================================================

Total rentals for premises and equipment net of sublease income included in non-interest expense were $3,862,000 in 1993, $3,910,000 in 1992 and
$3,829,000 in 1991.

Note 11: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company's normal credit policies and collateral requirements. Unfunded loan commitments were $159.2 million at December 31, 1993.

Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding were $6.4 million at December 31, 1993.

Interest rate swaps are agreements to exchange interest payments computed on notional amounts. The notional amounts do not represent exposure to credit risk; however, these agreements expose the Company to market risks associated with fluctuations of interest rates. As of December 31, 1993, the Company had entered into four interest rate swaps. The first two contracts have notional amounts totaling $25 million each and the second two contracts have notional amounts totaling $30 million each. On the first two contracts, which are scheduled to terminate in November and December of 1994, the Company pays an average fixed rate of interest of 5.06 percent and receives a variable rate of interest based on the London Interbank Offering Rate (LIBOR); on the second two contracts, scheduled to terminate in August of 1995, the Company pays a variable rate based on LIBOR and receives an average fixed rate of interest of 4.11 percent.

The LIBOR rate has averaged 3.39 percent from the date the first two swaps were entered through December 31, 1993 and 3.33 percent from the date the second two swaps were entered through December 31, 1993. The effect of entering into these contracts resulted in a decrease to net interest income of $659,000 for the period ended December 31, 1993.

The Company, because of the nature of its business, is subject to various threatened or filed legal cases. The Company, based on the advice of legal counsel, does not expect such cases will have material, adverse effect on its financial position or results of operations.

Note 12: Retirement Benefit Plans

The Company sponsors a defined benefit Retirement Plan covering substantially all of its salaried employees with one or more years of service. The Company's policy is to expense costs as they accrue as determined by the Projected Unit Cost method. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

The following table sets forth the Retirement Plans funded status as of December 31 and the pension cost for the years ended December 31:

(In thousands)                                   1993        1992
- -----------------------------------------------------------------
Actuarial present value of benefit
obligations:
 Vested benefit obligation                   $(11,245)   $(10,625)
- -----------------------------------------------------------------
 Accumulated benefit obligation               (11,430)    (11,064)
- -----------------------------------------------------------------
 Projected benefit obligation                 (11,612)    (11,275)
 Plan assets at fair market value              11,677      11,429
=================================================================
Funded status-projected benefit
 obligation (in excess of) or less
 than plan assets                                 $65        $154
=================================================================
Comprised of:
  Prepaid pension cost                            $22        $182
  Unrecognized net (loss) gain                    (75)       (194)
  Unrecognized prior service cost                 529         628
  Unrecognized net obligation, net
   of amortization                               (411)       (462)
- -----------------------------------------------------------------
Total                                             $65        $154
=================================================================

Net pension cost included in the
 following components:
  Service cost during the period                 $364        $384
  Interest cost on projected
   benefit obligation                             744         754
  Actual return on plan assets                 (1,012)       (686)
  Net amortization and deferral                    64        (271)
- -----------------------------------------------------------------
   Net periodic pension cost                     $160        $181
=================================================================

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75 percent and 5 percent, respectively, at December 31, 1993 and 7 percent and 5 percent, respectively, at December 31, 1992. The expected long-term rate of return on plan assets in 1993 and 1992 was 7 percent and 8 percent, respectively.

Effective January 1, 1992, the Company adopted a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Participant deferred profit-sharing account balances offset benefits accrued under the Retirement Plan which was amended effective January 1, 1992 to coordinate benefits with the Deferred Profit-Sharing Plan. The coordination of benefits results in the Retirement Plan benefit formula establishing the minimum value of participant retirement benefits which, if not provided by the Deferred Profit-Sharing Plan, are guaranteed by the Retirement Plan.

The costs charged to non-interest expense related to benefits provided by the Retirement Plan and the Deferred Profit-Sharing Plan were $1,160,000 in 1993, $1,037,000 in 1992 and $759,000 in 1991.

In addition to the Retirement Plan and the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. This plan allows employees to defer, on a pretax basis, a portion of their compensation as contributions to the plan. Participants are allowed to invest in five funds, including a Westamerica Bancorporation Common Stock Fund. The Company's matching contributions charged to operating expense were $482,000 in 1993, $462,000 in 1992 and $452,000 in 1991.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, Employers Accounting for Postretirement Benefits Other than Pensions (SFAS No. 106). Adoption of SFAS No. 106 required a change from the cash method to an actuarial based accrual method of accounting for postretirement benefits other than pensions. The Company offers continuation of group insurance coverage to employees electing early retirement, as defined by the Retirement Plan, for the period from the date of early retirement until age sixty-five. The Company contributes an amount toward early retirees insurance premiums which is fixed at the time of early retirement. The Company also reimburses Medicare Part B premiums for all retirees over age sixty-five, as defined by the Retirement Plan.

The following table sets forth the net periodic postretirement benefit cost for the year ended December 31, 1993 and the funded status of the plan at December 31, 1993:
(In thousands)

Service cost                                          $ 482
Interest cost                                           107
Actual return on plan assets                             --
Amortization of unrecognized transition obligation       61
Other, net                                             (482)
- -----------------------------------------------------------
 Net periodic cost                                    $ 168
===========================================================
Accumulated postretirement benefit obligation
        attributable to:
Retirees                                            $ 1,130
Fully eligible participants                             265
Other                                                   158
- -----------------------------------------------------------
 Total                                                1,553
- -----------------------------------------------------------
Fair value of plan assets                                --
Accumulated postretirement benefit
 obligation in excess of plan assets                $ 1,553
===========================================================
Comprised of:
  Unrecognized prior service cost                        --
  Unrecognized net gain (loss)                           --
  Unrecognized transition obligation                  1,471
  Recognized postretirement obligation                   82
- -----------------------------------------------------------
  Total                                              $1,553
===========================================================
The discount rate used in measuring the accumulated postretirement benefit obligation was 6.75 percent at December 31, 1993. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 9 percent for 1994 and declined steadily to an ultimate trend rate of 4 percent beginning in 1999. The effect of a one percentage point increase on the assumed health care cost trend for each future year would increase the aggregate of the service cost and interest cost components of the 1993 net periodic cost by $73,000 and increase the accumulated postretirement benefit obligation at December 31, 1993 by $204,000.

Note 13: Related Party Transactions

Certain directors and executive officers of the Company were lending customers of the Company during 1993 and 1992. All such loans were made in the ordinary course of business on normal credit terms, including interest rates and collateral requirements. No related party loan represents more than normal risk of collection. Such loans were $5,238,000 and $10,591,000 at December 31, 1993 and 1992, respectively.

Note 14: Restrictions

Payment of dividends to the Company by Westamerica Bank, the largest subsidiary bank, is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends declared. Under this regulation, Westamerica Bank, the largest subsidiary bank, was not restricted as to the payment of $13.6 million in dividends to the Company as of December 31, 1993. During 1992 and 1993, Napa Valley Bank, a banking subsidiary, was operating under a regulatory order which disallowed payment of dividends to the Company unless it reduced the level of problem assets, liquidated, or reserved adequately against, the real estate investments in its subsidiary company, and strengthened its loan loss reserve. Napa Valley Bank has complied with all conditions of the regulatory order which will be removed by the regulators based on their fourth quarter 1993 examination. Payment of dividends by the Company is also restricted under the terms of the note agreements as discussed in Note 6. Under the most restrictive of these agreements, $17.1 million was available for payment of dividends as of December 31, 1993. Under one of the note agreements, the Company has agreed to limit its funded debt to 40 percent of the total of funded debt plus shareholders' equity and maintain certain other financial ratios. The Company was in compliance with all such requirements as of December 31, 1993.

The Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Banks daily average balance on deposit at the Federal Reserve Bank was $40.4 million in 1993 and $40.3 million in 1992.

Note 15: Westamerica Bancorporation (Parent Company Only)

Statements of Income (In thousands)
Years ended December 31,                 1993         1992*        1991*
- -----------------------------------------------------------------------
Dividends from subsidiaries           $16,671      $ 8,630      $ 6,620
Interest from subsidiaries                315           61           72
Other income                            2,781        1,158        1,082
- -----------------------------------------------------------------------
 Total income                          19,767        9,849        7,774
- -----------------------------------------------------------------------
Interest on borrowings                  1,958        2,434        2,617
Salaries and benefits                   4,526          782          475
Other non-interest expense              5,464        3,451        2,261
- -----------------------------------------------------------------------
 Total expenses                        11,948        6,667        5,353
- -----------------------------------------------------------------------
Income before income tax benefit
 and equity in undistributed
 income of subsidiaries                 7,819        3,182        2,421
Income tax benefit                      3,478        1,890        1,813
Equity in undistributed (loss)
 income of subsidiaries                (1,842)      10,150        7,743
- -----------------------------------------------------------------------
 Net income                            $9,455      $15,222      $11,977
=======================================================================
*Data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.


Balance Sheets (In thousands)
Years ended December 31,                           1993              1992*
- --------------------------------------------------------------------------
Assets
Cash and cash equivalents                       $4,790            $ 1,729
Investment securities held-to-maturity           9,250             13,741
Loans                                              149                 --
Investment in subsidiaries                     154,257            145,762
Premises and equipment                              29              2,506
Accounts receivable from subsidiaries               65                262
Other assets                                     2,056              2,704
- -------------------------------------------------------------------------
 Total assets                                 $170,596           $166,704
=========================================================================

Liabilities
Long-term debt                                $ 14,796           $ 18,563
Notes payable to subsidiaries                       --              2,493
Other liabilities                                3,353              1,974
- -------------------------------------------------------------------------
 Total liabilities                              18,149             23,030
- -------------------------------------------------------------------------
Shareholders' equity                           152,447            143,674
- -------------------------------------------------------------------------
 Total liabilities and shareholders' equity   $170,596           $166,704
=========================================================================

Statements of Cash Flows (In thousands)
Years ended December 31,                     1993      1992*          1991*
- --------------------------------------------------------------------------
Operating Activities
Net income                                $ 9,455   $15,222        $11,977
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation                                 108        67             58
 Equity in undistributed loss
  (income) of subsidiaries                  1,842   (10,150)        (7,743)
 Increase in equity in subsidiaries            --    (1,797)            --
 (Increase) decrease in receivables
  from subsidiaries                           197     1,020         (1,005)
 Provision for deferred income taxes           60     2,633           (551)
 Decrease (increase) in other assets        1,183    (1,394)          (771)
 Increase in other liabilities              1,583       301             39
 Gain on sale of Sonoma Valley Bank          (668)       --             --
 Net gain on sale of land                      --        43             --
- --------------------------------------------------------------------------
 Net cash provided by
  operating activities                     13,760     5,945          2,004
- --------------------------------------------------------------------------

 Investing Activities
 Purchases of premises and equipment          --     (2,189)          (761)
 Net change in land held for sale           (800)        --             --
 Net change in loan balances                (149)        --             --
 Increase in investment in subsidiaries   (9,874)      (485)          (510)
 Purchase of investment securities
  held-to-maturity                        (9,700)    (13,991)      (22,100)
 Proceeds from maturities of
  investment securities                   14,191      10,500        23,100
Proceeds from sales of premises
  and equipment                            2,369       2,149            --
Proceeds from sale of Sonoma Valley Bank   2,733          --            --
- --------------------------------------------------------------------------
Net cash used in investing activities     (1,230)     (4,016)         (271)
- --------------------------------------------------------------------------

Financing Activities
Net (decrease) increase in
 short-term debt                              --        (656)          453
Principal reductions of long-term debt
and notes payable to subsidiaries         (6,260)     (2,611)       (2,767)
Proceeds from issuance of note
  payable to subsidiaries                      --       1,368           --
Proceeds from exercise of stock options     1,446       2,139        1,507
Unrealized loss (gains) on
  marketable equity securities                 --           9           (9)
Dividends paid                             (4,655)     (2,987)      (3,041)
- --------------------------------------------------------------------------
Net cash used in financing activities      (9,469)     (2,738)      (3,857)
- --------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                      3,061        (809)      (2,124)
Cash and cash equivalents at
  beginning of year                         1,729       2,538        4,662
- --------------------------------------------------------------------------
Cash and cash equivalents at year end      $4,790      $1,729       $2,538
==========================================================================
*Data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.

Note 16:  Quarterly Financial Information (Unaudited)

(In thousands except per share)        March 31,         June 30,        Sept. 30,         Dec. 31,
- ---------------------------------------------------------------------------------------------------
1993
Interest income                          $35,946          $34,293          $33,215          $33,462
Net interest income                       24,174           23,392           23,301           23,778
Provision for loan losses                  1,550            4,692            1,605            1,605
Non-interest income                        5,018            8,344            5,575            5,009
Non-interest expense                      23,314           34,245           19,594           19,492
Income (loss) before taxes                 4,328           (7,201)           7,677            7,690
Net income (loss)                          3,019           (4,070)           5,125            5,381
Earnings (loss) per share                   0.38            (0.50)            0.63             0.67
Dividends declared per share*               0.14             0.14             0.14             0.15
Price range, common stock**         $22.13-30.25     $23.88-28.75     $25.13-28.50     $25.75-28.50
- ----------------------------------------------------------------------------------------------------
1992
Interest income                          $40,200          $39,183          $38,222          $37,147
Net interest income                       23,048           23,757           24,352           24,704
Provision for loan losses                  1,640            2,190            1,640            1,535
Non-interest income                        6,499            5,785            5,583            5,960
Non-interest expense                      22,045           20,901           22,254           24,404
Income before taxes                        5,862            6,451            6,041            4,725
Net income                                 3,821            4,150            3,925            3,326
Earnings per share                          0.49             0.52             0.49             0.42
Dividends declared per share*               0.12             0.13             0.13             0.13
Price range, common stock**         $18.88-20.63     $18.50-22.25     $18.25-22.25     $19.50-23.75

*  As originally reported
** Represents prices quoted on the American Stock Exchange. Quoted prices are not necessarily representative of actual transactions.

Note 17: Acquisition

On April 15, 1993, the Company issued approximately 2,122,740 shares of its common stock in exchange for all of the outstanding common stock of Napa
Valley Bancorp, a bank holding company, whose subsidiaries included Napa Valley Bank ("NVB"), a California-based, state-chartered banking association, and Subsidiary, 88 percent interest in Bank of Lake County ("BLC"), a national banking association, 50 percent interest in Sonoma Valley Bank, a state banking association, Suisun Valley Bank, also a state chartered bank, and Napa Valley Bancorp Services Corporation ("NVBSC"), estabilshed to provide data processing and other services to Napa Valley Bancorp's subsidiaries. This business transaction (the "Merger") was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements and financial data for periods prior to the combination have been restated to include the accounts and results of operations of Napa Valley Bancorp.
Certain reclassifications have been made to Napa Valley Bancorp to conform to Westamerica Bancorporation's presentation. Subsequent to the combination, Westamerica Bancorporation sold the 50 percent interest in Sonoma Valley Bank at a gain of $668,000. This business combination has been accounted for as a pooling-of-interests combination; and, accordingly, the consolidated financial statements and financial data for periods prior to the combination have been restated to include the accounts and results of operations of Napa Valley Bancorp. Certain reclassification have been made to Napa Valley Bancorp to conform to Westamerica Bancorporation's presentation.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows.

                                     Three
                              months ended
                            March 31, 1993     Years ended December 31,
(In thousands)               (unaudited)            1992           1991
- -----------------------------------------------------------------------
Net Interest Income:
Westamerica Bancorporation        $16,809        $67,192        $62,496
Napa Valley Bancorp                 7,365         28,669         26,699
- -----------------------------------------------------------------------
Combined                          $24,174        $95,861        $89,195
- -----------------------------------------------------------------------
Net Income (loss):
Westamerica Bancorporation         $3,675        $13,979        $11,762
Napa Valley Bancorp                  (656)         1,243            215
- -----------------------------------------------------------------------
Combined                           $3,019        $15,222        $11,977
- -----------------------------------------------------------------------
Net Income (loss) Per Share:
Westamerica Bancorporation*          $.63          $2.40          $2.06
Napa Valley Bancorp*                 (.19)           .36            .06

Combined                             $.38          $1.92          $1.52
- -----------------------------------------------------------------------
* As originally reported.

Net income per share was reduced $.25 for the three months ended March 31, 1993, $.48 in 1992, and $.54 in 1991, attributable to dilution from shares issued in connection with the acquisition. In addition, net income of the Company for 1993 was reduced by an estimated $8.3 million due to the consolidation of Napa Valley Bancorp's branches and operations, certain merger-related expenses and the application of Westamerica Bancorporation's workout strategy to the non-performing assets of Napa Valley Bancorp.

There were no significant transactions between Westamerica Bancorporation and Napa Valley Bancorp prior to the combination.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                 PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated herein by reference from the "Election of Directors" and "Executive Officers" section on Pages 2 through 9 of the Company's Proxy Statement dated March 22, 1994, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the "Executive Compensation" and "Retirement
Benefits and Other Arrangements" section on Pages 11 through 16 of the Company's Proxy Statement dated March 22, 1994, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference from the "Security Ownership of Certain Beneficial Owners and Management" section on Pages 9 and 10 of the Company's Proxy Statement dated March 22, 1994, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the "Indebtedness of Directors and Management" section on Page 6 of the Company's Proxy Statement dated March 22, 1994, which has been filed with the Commission pursuant to Regulation 14A.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1.  All Financial Statements

See Index to Financial Statements on page 36.

    (a) 2. Financial statement schedules required by Item 8 of Form 10-K and by Item 14(d).

            None (Information included in Financial Statements).

    (a) 3.  Exhibits
            The following documents are included or incorporated by reference in this annual report on Form 10-K.

Exhibit
Number
 3(a)      Restated Articles of Incorporation (composite copy).

 3(b)**    By-laws.

 10        Material contracts:

  (a)*     Incentive Stock Option Plan

  (b)***   James M. Barnes       --January 7, 1987 (Employment)
  (c)***   E. Joseph Bowler      --January 7, 1987 (Employment)
  (d)***   Robert W. Entwisle    --January 7, 1987 (Employment)
  (e)**** Amended and Restated Agreement and Plan of Reorganization by and between Westamerica Bancorporation and John Muir National Bank, proxy and prospectus dated November 27, 1991.
  (f)***** Agreement and Plan of Merger by and between Westamerica Bancorporation and Napa Valley Bancorp, proxy and prospectus dated November 12, 1992.

 22       Subsidiaries of the registrant.

         *Exhibit 10(a) is incorporated by reference from Exhibit A to the Company's Proxy Statement dated March 22, 1983, which was filed with the Commission pursuant to Regulation 14A.

        **Exhibits 3(b), is incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

       ***Exhibits 3(a), 10(b), 10(c) and 10(d) are incorporated herein by reference from Exhibits 3(a), 10(n), 10(o), and 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

      ****Exhibit 3(e) is incorporated herein by reference from the Form S-4 dated November 27, 1991.

     *****Exhibit 3(f) is incorporated herein by reference from the Form S-4 dated November 12, 1992.


The Corporation will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to Mrs. M. Kitty Jones, Vice President and Secretary, Westamerica Bancorporation, P. O. Box 567, San Rafael, California 94915, and payment to the Corporation of $.25 per page.


   (b)     Report on Form 8-K

              None

MANAGEMENTS LETTER OF FINANCIAL RESPONSIBILITY

To the Shareholders:

The Management of Westamerica Bancorporation is responsible for the preparation, integrity, reliability and consistency of the information contained in this annual report. The financial statements, which necessarily include amounts based on judgments and estimates, were prepared in conformity with generally accepted accounting principles and prevailing practices in the banking industry. All other financial information appearing throughout this annual report is presented in a manner consistent with the financial statements.

Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the financial statements, and that assets are safeguarded from unauthorized use or loss. This system includes extensive written policies and operating procedures and a comprehensive internal audit function, and is supported by the careful selection and training of staff, an organizational structure providing for division of responsibility, and a Code of Ethics covering standards of personal and business conduct. Management believes that, as of December 31, 1993 the Corporation's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the financial statements and related financial information contained in the annual report.

The system of internal controls is under the general oversight of the Board of Directors acting through its Audit Committee, which is comprised entirely of outside directors.

The Audit Committee monitors the effectiveness of and compliance with internal controls through a continuous program of internal audit and credit examinations. This is accomplished through periodic meetings with Management, internal auditors, loan quality examiners, regulatory examiners and independent auditors to assure that each is carrying out their responsibilities.

The Corporation's financial statements have been audited by KPMG Peat Marwick, independent auditors elected by the shareholders. All financial records and related data, as well as the minutes of shareholders and directors meetings, have been made available to them. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.

David L. Payne
Chairman, President and CEO

James M. Barnes
Executive Vice President and CFO

Dennis R. Hansen
Senior Vice President and Controller

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Westamerica Bancorporation

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet of the Company as of December 31, 1992 and the related statements of income, changes in shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 1992, and the related footnote disclosures have been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis. We did not audit the financial statements of Napa Valley Bancorp as of and for the periods ended December 31, 1992 and 1991, which statements reflect total assets constituting 30 percent in 1992 and net income constituting 8 percent and 2 percent in 1992 and 1991, respectively, of the related and restated consolidated totals. Those statements included in the 1992 and 1991 restated consolidated totals were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Napa Valley Bancorp, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1993 in conformity with generally accepted accounting principles.


San Francisco, California
January 25, 1994



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAMERICA BANCORPORATION

By    Dennis R. Hansen                         By   James M. Barnes
- ----------------------                         --------------------
 Senior Vice President and Controller         Executive Vice President and
   (Principal Accounting Officer)               Chief Financial Officer


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature                    Title                      Date

   David L. Payne                  Chairman of the Board and       3/24/94
 ------------------------------  Director and President and CEO

   E. Joseph Bowler                Senior Vice President           3/24/94
 ------------------------------     and Treasurer

   Etta Allen                      Director                        3/24/94
 ------------------------------

   Louis E. Bartolini              Director                        3/24/94
 ------------------------------

   Charles I. Daniels, Jr.         Director                        3/24/94
 ------------------------------

   Don Emerson                     Director                        3/24/94
 ------------------------------

   Arthur C. Latno                 Director                        3/24/94
 ------------------------------

   Patrick D. Lynch                Director                        3/24/94
 ------------------------------

   Catherine Cope MacMillan        Director                        3/24/94
 ------------------------------

   James A. Maggetti               Director                        3/24/94
 ------------------------------

   Dwight H. Murray,Jr.,M.D.       Director                        3/24/94
 ------------------------------

   Ronald A. Nelson                Director                        3/24/94
 ------------------------------

   Carl Otto                       Director                        3/24/94
 ------------------------------

   Edward B. Sylvester             Director                        3/24/94
 ------------------------------



Exhibit 22







WESTAMERICA BANCORPORATION
SUBSIDIARIES AS OF DECEMBER 31, 1993


                                       State of Incorporation

     Westamerica Bank                        California

     Napa Valley Bank                        California

     Bank of Lake County                     California

     Community Banker Services Corporation   California