Form 10-Q
period 1994-03-31
WESTAMERICA BANCORPORATION
filed 1994-05-16
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For Quarter Ended March 31, 1994

Commission File Number 1-9383

            WESTAMERICA BANCORPORATION
(Exact name of registrant as specified in its charter)

        CALIFORNIA                          94-2156203
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)


1108 Fifth Avenue, San Rafael, California 94901
(Address of principal executive offices) (Zip code)

Registrant's Telephone Number, including area code (415) 257-8000 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class     Shares Outstanding at May 10, 1994

Common stock,                 8,075,520
 no par value


PART I. FINANCIAL INFORMATION

WESTAMERICA BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                             March 31, (Unaudited)      December 31,
                                                           ------------------------    -------------
                                                               1994           1993*            1993
                                                               ----           ----             ----
  ASSETS
  Cash and cash equivalents                                $110,268         $93,269         $102,618
  Money market assets                                           250          12,390              250
  Trading account securities                                     --             498               10
  Investment securities available-for-sale                  171,789              --          168,819
  Investment securities held-to-maturity
    Market values: $590,638 at March 31, 1994
                   $644,866 at March 31, 1993
                   $563,563 at December 31, 1993            596,055         603,604          557,057
  Loans, net of reserve for loan losses of:
     $25,927 at March 31, 1994
     $24,931 at March 31, 1993
     $25,587 at December 31, 1993                         1,064,603       1,158,368        1,089,152
  Loan collateral substantively repossessed and OREO         14,988          34,080           17,905
  Land held for sale                                          1,566           2,181              800
  Investment in joint venture                                    --           1,856              766
  Premises and equipment, net                                24,568          26,796           25,341
  Interest receivable and other assets                       47,444          62,972           41,701
                                                         ----------      ----------       ----------
       Total assets                                      $2,031,531      $1,996,014       $2,004,419
                                                         ==========      ==========       ==========
LIABILITIES
  Deposits:
    Non-interest bearing                                   $366,581        $292,071         $369,820
    Interest bearing:
      Transaction                                           290,543         366,634          289,322
      Savings                                               675,205         581,980          654,766
      Time                                                  395,902         509,918          417,320
                                                         ----------      ----------       ----------
      Total deposits                                      1,728,231       1,750,603        1,731,228
  Funds purchased                                            95,167          38,479           69,064
  Liability for interest, taxes and
    other expenses                                           17,545          41,340           15,328
  Notes and mortgages payable                                35,586          19,130           36,352
                                                         ----------      ----------       ----------
        Total liabilities                                 1,876,529       1,849,552        1,851,972

SHAREHOLDERS' EQUITY
  Authorized - 20,000 shares
  Issued and outstanding:
            8,076 at March 31, 1994
            8,037 at March 31, 1993
            8,080 at December 31, 1993                       53,482          52,692           52,499
  Capital surplus                                            10,289          10,831           10,831
  Unrealized gains on securities available-for-sale             501              --            2,527
  Retained earnings                                          90,730          82,939           86,590
                                                         ----------      ----------       ----------
        Total shareholders' equity                          155,002         146,462          152,447
                                                         ----------      ----------       ----------
       Total liabilities and shareholders' equity        $2,031,531      $1,996,014       $2,004,419
                                                         ==========      ==========       ==========

  * 1993 data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.


WESTAMERICA BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands, except per share data)               Three months ended
                                                         March 31,
                                                ----------------------
                                                     1994        1993*
                                                ---------    ---------
INTEREST INCOME
Loans                                             $22,719      $26,633
Money market assets and funds sold                     --           65
Trading account securities                             --            4
Investment securities available-for-sale            2,356           --
Investment securities held-to-maturity              7,403        9,244
                                                ---------    ---------
    Total interest income                          32,478       35,946

INTEREST EXPENSE
Transaction deposits                                  698        1,452
Savings deposits                                    3,587        3,943
Time deposits                                       3,728        5,462
Funds purchased                                       816          364
Long-term debt                                        828          551
                                                ---------    ---------
    Total interest expense                          9,657       11,772
                                                ---------    ---------
NET INTEREST INCOME                                22,821       24,174

Provision for loan losses                           1,605        1,550
                                                ---------    ---------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                         21,216       22,624
                                                ---------    ---------
NON-INTEREST INCOME
Service charges on deposit accounts                 2,969        3,083
Merchant credit card                                  540          477
Mortgage banking                                      313          254
Brokerage commissions                                 165          231
Net investment securities gains                       539          (18)
Other                                                 878          991
                                                ---------    ---------
    Total non-interest income                       5,404        5,018
                                                ---------    ---------
NON-INTEREST EXPENSE
Salaries and related benefits                       9,141       11,873
Occupancy                                           1,743        2,048
Equipment                                           1,127        1,189
FDIC insurance assessment                             997        1,069
Data processing                                       949          947
Professional fees                                     417          643
Other real estate owned                               110        1,566
Other                                               3,300        3,979
                                                ---------    ---------
    Total non-interest expense                     17,784       23,314
                                                ---------    ---------
INCOME BEFORE INCOME TAXES                          8,836        4,328
 Provision for income taxes                         2,841        1,308
                                                ---------    ---------
NET INCOME                                         $5,995       $3,020
                                                =========    =========
Average shares outstanding                          8,073        8,018

PER SHARE DATA
Earnings per share                                  $0.74        $0.38
Dividends declared                                   0.15         0.14

* 1993 data has been restated on an historical basis to reflect the April 15, 1993, acquisition of Napa Valley Bancorp on a pooling-of-interests basis.



WESTAMERICA BANCORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

                                                              For the three months ended
                                                                      March 31,
                                                             ----------------------------
                                                                     1994         1993 *
                                                                     ----         ----
OPERATING ACTIVITIES
Net income                                                         $5,995         $3,020
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                       951          1,040
  Loan loss provision                                               1,605          1,550
  Amortization of deferred net loan fees                              117            104
  Decrease (increase) in interest income receivable                   540           (257)
  (Increase) decrease in other assets                              (2,661)         1,253
  Increase in income taxes payable                                  1,294            360
  Increase in interest expense payable                                443            682
  Decrease in other liabilities                                    (1,658)        (1,717)
  (Gain) loss on sales of investment securities                      (539)            17
  Originations of loans for resale                                (13,475)       (11,225)
  Proceeds from sale of loans originated for resale                17,759         15,106
  Gain on sale of property acquired in satisfaction of debt          (525)            --
  Write down on property acquired in satisfaction of debt             211            141
  Write down on loan collateral substantively foreclosed              284             --
  Net maturities/(purchases) of trading securities                     10           (498)
                                                              -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          10,351          9,576
                                                              -----------    -----------
INVESTING ACTIVITIES
Net repayments of loans                                            18,542          2,304
Purchases of money market assets                                       --        (11,024)
Purchases of investment securities                               (148,392)       (83,753)
Purchases of property, plant and equipment                           (178)          (878)
Proceeds from maturity of securities                               50,798         50,369
Proceeds from sale of securities                                   52,656             --
Proceeds from property acquired in satisfaction
   of debt                                                          1,391            796
Net additions to property acquired in satisfaction of debt           (230)        (2,336)
Net repayments on loan collateral
   substantively foreclosed                                         1,786          1,824
                                                               ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                             (23,627)       (42,698)
                                                               ----------     ----------
FINANCING ACTIVITIES
Net decrease in deposits                                           (2,997)       (39,315)
Net increase in fed funds purchased                                26,103         26,441
Additions net of principal payments on notes and mortgages           (766)            --
Exercise of stock options/issuance of shares                          585            592
Retirement of stock                                                  (790)            --
Dividends paid                                                     (1,209)          (824)
                                                               ----------     ----------
NET CASH PROVIDED BY (USED IN) BY FINANCING ACTIVITIES             20,926        (13,106)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                7,650        (46,228)
                                                               ----------     ----------
Cash and cash equivalents at beginning of year                    102,618        139,497
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $110,268        $93,269
                                                              ===========    ===========
Supplemental disclosure of cash flow activity
  Loans transferred to other real estate owned and
    substantively repossessed                                         230          3,144
  Unrealized loss on securities available for sale                  2,026             --
  Interest paid for the period                                     10,100         12,436
  Income tax payments for the period                                   --            150

* 1993 data has been restated on an historical basis to reflect the April 15, 1993, acquisition of Napa Valley Bancorp on a pooling-of-interests basis.










WESTAMERICA BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited) (In thousands)


                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                        1994      1993 *
                                                      ------      ------
BALANCE,  beginning of period                       $152,447    $143,674

  Net income for period                                5,995       3,020

  Cash dividends declared                             (1,209)       (824)

  Exercise of stock options-
    24,964 in 1994 and 30,467 in 1993                    585         592

  Retirement of stock
     28,425 shares in 1994                              (790)         --

  Unrealized loss on securities available for sale    (2,026)         --
                                                    --------    --------
TOTAL SHAREHOLDERS' EQUITY, March 31,               $155,002    $146,462
                                                    ========    ========

* 1993 data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.


WESTAMERICA BANCORPORATION AND SUBSIDIARIES
CALCULATION OF AVERAGE SHARES OUTSTANDING
(Unaudited) (In thousands)

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                        1994      1993 *
                                                      ------      ------
Shares outstanding at the beginning  of periods        8,080       8,000

Effect of retirement of stock, stock options
  exercised and performance shares issued
  during the periods                                     (7)          18
                                                      ------      ------
Average outstanding shares for the periods             8,073       8,018
                                                      ======      ======

* 1993 data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.



The financial information of the Westamerica Bancorporation included herein for March 31, 1994 and 1993 is unaudited; however, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Those adjustments are all normal and recurring in nature.

The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Westamerica
Bancorporation's annual report on Form 10-K for the year ended December 31, 1993.

Certain amounts in prior periods have been restated to conform to the current presentation.



WESTAMERICA BANCORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results for the first quarter of 1993 have been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.

Westamerica Bancorporation, (the "Company"), parent company of Westamerica Bank and Subsidiary, Napa Valley Bank and Subsidiary, Bank of Lake County and Community Banker Services Corporation and Subsidiary, reported first quarter 1994 net income of $6.0 million or $.74 per share. This record level of earnings represents increases of 99 percent and 11 percent over first quarter and fourth quarter 1993 earnings, respectively, when net income was $3.0 million and $5.4 million. On a per share basis, first quarter 1994 was 95 percent higher than the first quarter 1993 and 10 percent higher than the previous quarter.

COMPONENTS OF NET INCOME

Following is a summary of the components of net income for the periods indicated:

                                        For the three months ended
                                        --------------------------
                                          March 31,    December 31,
                                        -------------  ------------
(In millions)                           1994     1993          1993
                                        ----     ----          ----
Net interest income *                  $23.9    $24.8         $24.6
Provision for loan losses               (1.6)    (1.5)         (1.6)
Non-interest income                      5.4      5.0           5.0
Non-interest expense                   (17.8)   (23.3)        (19.5)
Provision for income taxes *            (3.9)    (2.0)         (3.1)
                                       -----    -----         -----
Net income                              $6.0     $3.0          $5.4
                                       =====    =====         =====
* Fully taxable equivalent basis (FTE)


COMPONENTS OF NET INCOME AS A PERCENT OF AVERAGE EARNING ASSETS

The components of net income (annualized) expressed as a percent of average earning assets are summarized in the following table for the periods indicated:

                                        For the three months ended
                                        --------------------------
                                          March 31,    December 31,
                                        -------------  ------------
                                        1994     1993          1993
                                        ----     ----          ----
Net interest income (FTE)               5.29%    5.65%         5.38%
Provision for loan losses              -0.36%   -0.35%        -0.35%
Non-interest income                     1.20%    1.14%         1.10%
Non-interest expense                   -3.94%   -5.30%        -4.27%
Provision for income taxes (FTE)       -0.86%   -0.45%        -0.68%
                                       -----    -----         -----
Net income                              1.33%    0.69%         1.18%
                                       =====    =====         =====

Net income (annualized) as a percent
  of average total assets               1.20%    0.62%         1.06%

The average balances of low-cost deposits for the first quarter of 1994 increased $73 million from the same period of 1993, while higher-rate time deposits decreased $116 million from prior year. The combination of these changes in average balances and a general reduction in interest rates resulted in a 63 basis points reduction in the weighted average rate paid on total interest-bearing deposits. While the average balances of short-term purchased funds and long-term debt increased $68 million and $17 million, respectively, from the first quarter of 1993, the average rate paid on these funding sources decreased 54 and 235 basis points, respectively, from the same period of 1993, following the market rate decline on short-term borrowings. In addition, Westamerica Bank repaid higher cost long-term debt and replaced it with lower rate, ten-year subordinated notes. The combination of these factors resulted in an overall reduction in the weighted average rate paid on total interest-bearing liabilities of 55 basis points from the first quarter of 1993. Partially offsetting this favorable trend, declining market rates and a lower yielding asset mix due to the continued runoff of loans replaced by lower yielding investment securities, affected the average yield on earning assets, which declined 90 basis points from the first quarter of 1993.

The decrease in net interest income of approximately $ 900,000 in the first quarter of 1994 from the same quarter of the prior year was due to the continued shift toward a lower yielding asset mix and a $19 million decrease in the average volume of low-cost deposits.

ANALYSIS OF NET INTEREST INCOME

Although interest rates continued to decline during most of 1993, the downward repricing of interest-bearing liabilities and a more favorable composition of lower costing demand and savings account balances combined with declining volumes of higher costing time deposits, prevented declining earning-asset yields from significantly eroding the Company's net interest margin. Components of net interest income are summarized as follows for the periods indicated:


                                        For the three months ended
                                        --------------------------
(In millions)                             March 31,    December 31,
                                        -------------  ------------
                                        1994     1993          1993
                                        ----     ----          ----
Interest income                        $32.5    $35.9         $33.5
Interest expense                        (9.7)   (11.8)         (9.7)
FTE adjustment                           1.1      0.7           0.8
                                       -----     ----          ----
  Net interest income                  $23.9    $24.8         $24.6
                                       =====    =====         =====

Net interest income (FTE) decreased $900,000 or 4 percent to $23.9 million in the first quarter of 1994 from the $24.8 million earned during the first quarter of 1993. A $3.4 million reduction in interest income, mostly due to the lower yielding asset mix was partially offset by a $2.1 million decrease in interest expense, principally due to the overall decline in market rates, and a $400,000 increase in the FTE adjustment.

Compared to the fourth quarter of 1993, net interest income decreased $700,000 or 3 percent, as a result of a $1.0 million decline in interest income, partially offset by a $300,000 increase in the FTE adjustment. The reasons for the change are similar to those that explain the changes from the first quarter of 1993.
Amortized loan fees, which are included in interest and fee income on loans were $ 621,000 lower during the first three months of 1994 than 1993 and $ 88,000 lower in the first three months of 1994 than in the fourth quarter of 1993.

Analysis of Net Interest Margin (FTE)
                                        For the three months ended
                                        --------------------------
                                          March 31,    December 31,
                                        -------------  ------------
                                        1994     1993          1993
                                        ----     ----          ----
Yield on earning assets                 7.43%    8.33%         7.50%
Cost of interest-bearing liabilities    2.60%    3.15%         2.59%
                                        ----     ----          ----
  Net interest spread                   4.83%    5.18%         4.91%

Impact of non-interest bearing funds    0.46%    0.47%         0.47%
                                        ----     ----          ----
    Net interest margin                 5.29%    5.65%         5.38%
                                        ====     ====          ====

SUMMARY OF AVERAGE BALANCES, YIELDS/RATES AND INTEREST DIFFERENTIAL

The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.


Distribution of Assets, Liabilities and Shareholders' Equity

                                             For the three months ended
                                                   March 31, 1994
(dollars in thousands)                       ---------------------------
                                                        Interest  Rates
                                               Average  income/ earned/
                                                balance expense    paid
Assets                                            -----   -----   -----
Money market assets and funds sold                 $250   $  --      -- %
Trading account securities                           18      --      --
Investment securities                           728,732  10,828    6.03
Loans:
  Commercial                                    604,588  12,569    8.43
  Real estate construction                       41,159     991    9.76
  Real estate residential                       171,763   3,087    7.29
  Consumer                                      284,860   6,072    8.64
                                               --------   -----
Earning assets                                1,831,370  33,547    7.43

Other assets                                    188,723
                                               --------
   Total assets                              $2,020,093
                                              =========
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $347,178
  Savings and interest-bearing
    transaction                                 953,210   4,285    1.82 %
  Time less than $100,000                       297,297   2,809    3.83
  Time $100,000 or more                         111,336     919    3.35
                                               --------   -----
    Total interest-bearing deposits           1,361,843   8,013    2.39
Funds purchased                                 109,388     816    3.03
Notes and mortgages payable                      36,213     828    9.27
                                               --------   -----
  Total interest-bearing liabilities          1,507,444   9,657    2.60
Other liabilities                                14,181
Shareholders' equity                            151,290
                                               --------
  Total liabilities and shareholders' equity $2,020,093
                                              =========
Net interest spread (1)                                            4.83 %
Net interest income and interest margin (2)             $23,890    5.29 %
                                                         ======    ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

                                             For the three months ended
                                                   March 31, 1993 *
(dollars in thousands)                       ---------------------------
                                                        Interest  Rates
                                               Average  income/ earned/
                                                balance expense    paid
Assets                                            -----   -----   -----
Money market assets and funds sold               $9,345     $65    2.82 %
Trading account securities                          442       4    3.67
Investment securities                           587,816   9,919    6.84
Loans:
  Commercial                                    630,479  13,845    8.91
  Real estate construction                       61,864   1,538   10.08
  Real estate residential                       177,633   3,722    8.50
  Consumer                                      315,454   7,528    9.68
                                               --------  ------
Earning assets                                1,783,033  36,621    8.33

Other assets                                    193,083
                                               --------
    Total assets                             $1,976,116
                                              =========
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $295,523
  Savings and interest-bearing
      transaction                               931,965   5,394    2.35 %
  Time less than $100,000                       372,326   4,074    4.44
  Time $100,000 or more                         152,781   1,388    3.68
                                               --------   -----
    Total interest-bearing deposits           1,457,072  10,856    3.02
Funds purchased                                  41,443     364    3.56
Notes and mortgages payable                      19,238     552   11.64
                                               --------   -----
  Total interest-bearing liabilities          1,517,753  11,772    3.15
Other liabilities                                16,908
Shareholders' equity                            145,932
                                               --------
  Total liabilities and shareholders' equity $1,976,116
                                              =========
Net interest spread (1)                                            5.18 %
Net interest income and interest margin (2)             $24,849    5.65 %
                                                         ======    ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

* 1993 data has been restated on an historical basis to reflect the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.




                                             For the three months ended
                                                  December 31, 1993 *
(dollars in thousands)                       ---------------------------
                                                        Interest  Rates
                                               Average  income/ earned/
                                                balance expense    paid
Assets                                            -----   -----   -----
Money market assets and funds sold                 $288   $  --      -- %
Trading account securities                            5      --      --
Investment securities                           704,049  10,580    5.96
Loans:
  Commercial                                    607,920  13,110    8.56
  Real estate construction                       45,640   1,110    9.65
  Real estate residential                       163,153   3,082    7.49
  Consumer                                      291,548   6,403    8.71
                                               --------  ------
Earning assets                                1,812,603  34,285    7.50

Other assets                                    208,695
                                               --------
    Total assets                             $2,021,298
                                              =========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $376,941
    transaction                                 942,305   4,319    1.82 %
  Time less than $100,000                       311,474   3,080    3.92
  Time $100,000 or more                         116,233   1,009    3.44
                                               --------   -----
    Total interest-bearing deposits           1,370,012   8,408    2.43
Funds purchased                                  92,598     758    3.25
Notes and mortgages payable                      19,741     520   10.45
                                               --------   -----
  Total interest-bearing liabilities          1,482,351   9,686    2.59
Other liabilities                                14,828
Shareholders' equity                            147,178
                                               --------
  Total liabilities and shareholders' equity $2,021,298
                                              =========
Net interest spread (1)                                            4.91 %
Net interest income and interest margin (2)             $24,599    5.38 %
                                                         ======    ====



Rate and volume variances. The following table sets forth a summary of the changes in interest income and interest expense from changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.


(In thousands)

                               Three months ended March 31, 1994
                                        compared with
                               Three months ended March 31, 1993
                               ---------------------------------
                                  Volume      Rate      Total
- --------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold       ($32)     ($33)      ($65)
  Trading account securities          (2)       (2)        (4)
  Investment securities (1)        1,812      (903)       909
  Loans:
    Commercial                      (555)     (721)    (1,276)
    Real estate construction        (500)      (47)      (547)
    Real estate residential         (120)     (515)      (635)
    Consumer                        (693)     (763)    (1,456)
- --------------------------------------------------------------
      Total loans                 (1,868)   (2,046)    (3,914)
- --------------------------------------------------------------
Total decrease in interest
      and fee income                 (90)   (2,984)    (3,074)
- --------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing         126    (1,235)    (1,109)
    Time less than $ 100,000        (754)     (511)    (1,265)
    Time $ 100,000 or more          (351)     (118)      (469)
- --------------------------------------------------------------
  Total interest-bearing            (979)   (1,864)    (2,843)
  Funds purchased                    498       (46)       452
  Notes and mortgages payable        359       (83)       276
- --------------------------------------------------------------
    Total (decrease) increase in
         interest expense           (123)   (1,992)    (2,115)
- --------------------------------------------------------------
   Increase (decrease) in
      net interest income            $32     ($991)     ($959)
==============================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


                               Three months ended March 31, 1994
                                        compared with
                             Three months ended December 31, 1993
                               ---------------------------------
                                  Volume      Rate      Total
- --------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold      $  --     $  --      $  --
  Trading account securities          --        --         --
  Investment securities (1)          190        58        248
  Loans:
    Commercial                      (148)     (393)      (541)
    Real estate construction        (136)       17       (119)
    Real estate residential           10        (5)         5
    Consumer                        (247)      (84)      (331)
- --------------------------------------------------------------
      Total loans                   (520)     (466)      (986)
- --------------------------------------------------------------
Total decrease in interest
      and fee income               ($330)    ($408)     ($738)
- --------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing         (28)       (6)       (34)
    Time less than $ 100,000        (181)      (90)      (271)
    Time $ 100,000 or more           (55)      (35)       (90)
- --------------------------------------------------------------
  Total interest-bearing            (263)     (132)      (395)
  Funds purchased                     92       (34)        58
  Notes and mortgages payable        355       (47)       308
- --------------------------------------------------------------
    Total (decrease) increase in
         interest expense            184      (213)       (29)
- --------------------------------------------------------------
   Increase (decrease) in
     net interest income          ($514)     ($195)     ($709)
==============================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


PROVISION FOR LOAN LOSSES

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The provision for loan losses remained at $1.6 million in the first three months of 1994, the same as in the last quarter of 1993 and up from $1.5 million in the same period of 1993.


NON-INTEREST INCOME

The following table summarizes the components of non-interest income for the periods indicated.

                                            For the three months ended
                                            --------------------------
                                              March 31,    December 31,
                                            -------------  ------------
    (in millions)                           1994     1993          1993
                                            ----     ----          ----
    Service charges on deposits accounts   $2.97    $3.08         $3.18
    Merchant credit card                    0.54     0.48          0.48
    Mortgage banking income                 0.31     0.25          0.31
    Brokerage commissions                   0.17     0.23          0.22
    Net investment securities gains         0.54       --            --
    Other non-interest income               0.87     0.98          0.82
                                           -----    -----         -----
      Total                                $5.40    $5.02         $5.01
                                           =====    =====         =====

The $380,000 increase in non-interest income during the first quarter of 1994 compared to the first quarter of 1993 resulted mainly from $540,000 gains from the sales of securities available-for-sale. This favorable variances, and increases in merchant credit card and mortgage banking income, were partially offset by lower service charges on deposits accounts and lower brokerage commissions.

The $390,000 increase from the fourth quarter of 1993 was due to the same reasons, with the exception of mortgage banking income, which remained unchanged.

NON-INTEREST EXPENSE

The following table summarizes the components of non-interest expense for the periods indicated.
                                         For the three months ended
                                         --------------------------
                                          March 31,    December 31,
                                        -------------  ------------
(In millions)                           1994     1993          1993
                                        ----     ----          ----
Salaries                               $7.20    $9.87         $7.11
Other personnel                         1.94     2.00          1.78
Occupancy                               1.74     2.05          1.92
Equipment                               1.13     1.19          1.23
FDIC deposit insurance                  1.00     1.07          0.99
Data processing services                0.95     0.95          0.85
Professional fees                       0.42     0.64          0.73
Loan expense                            0.38     0.37          0.44
Stationery and supplies                 0.30     0.39          0.31
Advertising and public relations        0.24     0.32          0.42
Merchant credit card                    0.20     0.20          0.21
Other real estate owned                 0.11     1.57          0.52
Other non-interest expense              2.17     2.69          2.98
                                       -----    -----         -----
                                      $17.78   $23.31        $19.49
                                       =====    =====         =====

Non-interest expense continues to show the effects of the strong cost controls the Company has pursued and the benefits resulting from the consolidation of operations after the merger with Napa Valley
Bancorp, resulting in declines of $5.53 million from the first quarter of 1993 and $1.70 million from the fourth quarter of 1993.

The decline in non-interest expense during the first quarter of 1994 when compared to the same period in 1993 occurs at all levels with the exception of loan expense. The largest declines are shown in salaries, down $ 2.67 million and other real estate owned, down $1.46 million from the same quarter in 1993.

The pattern repeats when comparing the first quarter of 1994 with the fourth quarter of 1993: expenses are reduced in most categories with the exception of personnel, data processing and FDIC insurance expenses.


PROVISION FOR INCOME TAX

The Company's provision for income tax totaled $2.8 million in the first quarter of 1994 compared to $1.3 million in the first quarter of 1993, and $2.3 million in the fourth quarter of 1993. The increased provision is largely attributable to the higher level of pretax earnings.

ASSET QUALITY

The Company closely monitors the markets in which it conducts its lending operations. While the recent recession had an adverse impact on the Company's primary market areas, such impact has not had a material, adverse effect on the Company's liquidity and capital resources. The Company continues its strategy to control its exposure to loans with higher credit risk and increase diversification of credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category which includes all non-performing assets. These occur when known information about possible credit problems causes doubts about the ability of such borrowers to comply with loan repayment terms. These loans have varying degrees of uncertainty and may become non-performing assets. Classified assets receive an elevated level of attention by Management to ensure collection.

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, other real estate owned and loans classified as substantively foreclosed. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. Loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing non-accrual" and are included in total non-performing assets.Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.
When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

The following is a summary of non-performing assets for the periods indicated:


                                             For the three months ended
                                             --------------------------
    (In millions)                              March 31,    December 31,
                                             -------------  ------------
                                             1994     1993          1993
                                             ----     ----          ----
    Performing non-accrual loans            $1.76    $1.43         $1.85
    Non-performing, non-accrual loans        7.63     7.51          7.22
                                           ------   ------        ------
      Total non-accrual loans                9.39     8.94          9.07

    Loans 90 days past due and  still
      accruing                               0.22     1.04          0.32
    Loan collateral substantively
      foreclosed                             2.43    18.47          5.38
    Other real estate owned                 12.55    15.61         12.53
                                           ------   ------        ------
      Total non-performing assets          $24.59   $44.06        $27.30
                                           ======   ======        ======
    Reserve for loan losses as a percentage
    of non-accrual loans and loans 90 days
    past due and still accruing               270%     250%          272%

Performing non-accrual loans increased $330,000 at March 31, 1994 from $1.43 million at March 31, 1993 and decreased $90,000 from $1.85 million at December 31, 1993. Non-performing non-accrual loans of $7.63 million at March 31, 1994, increased $120,000 and $410,000, respectively, from March 31, 1993 and December 31, 1993. The increases in total non-accrual loans from March 31,1993, were principally due to commercial and construction loan additions. The decreases in loans substantively foreclosed and OREO were due to loan payoffs, partial write-downs, liquidations and receipt of loan collateral in satisfaction of debt. The amount of gross interest income that would have been recorded for non-accrual loans for the three months ending March 31, 1994, if all such loans had been current in accordance with their original terms during the period was $228,000. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three months ended March 31, 1994 totaled $86,000 representing an annualized yield of 3.35 percent. Cash payments received which were applied against the book balance of non-accrual loans outstanding at March 31, 1994, totaled $233,000.

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. While these factors are judgmental and may not be reduced to a mathematical formula, the $25.9 million reserve for loan losses, which constituted 2.38 percent of total loans at March 31, 1994 is considered to be adequate as a reserve against inherent losses. The loan portfolio in continuously evaluated against current economic conditions that will dictate future reserve levels.

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                                    Balances at
                                             --------------------------
    (In millions)                              March 31,    December 31,
                                             -------------  ------------
    Reserve for loan losses                  1994     1993          1993
                                             ----     ----          ----
    Balance, beginning of period            $25.6    $24.8         $25.1
    Loan loss provision                       1.6      1.5           1.6

    Credit losses                            (1.7)    (1.7)         (1.8)
    Credit loss recoveries                    0.4      0.3           0.7
                                            -----    -----         -----
      Net credit losses                      (1.3)    (1.4)         (1.1)

    Balance, end of period                  $25.9    $24.9         $25.6
                                           ======   ======        ======
    Reserve for loan losses as a
    percentage of loans outstanding          2.38%    2.11%         2.30%

In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan"
("SFAS 114") which addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and No. 15. SFAS 114 is effective January 1, 1995 but earlier implementation is encouraged. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under SFAS 114, impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. Alternatively, impairment may be measured by using the loan's observable market price or the fair value of the collateral if repayment is expected to be provided solely by the underlying collateral. The Company intends to implement SFAS 114 in January 1995. The impact of implementation on the financial statements has not been determined, since measurement will be contingent upon the inventory of impaired loans outstanding as of January 1, 1995.

ASSET AND LIABILITY MANAGEMENT

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk. The Company's principal sources of asset liquidity are investment securities available for sale. At March 31, 1994, investment securities available for sale totaled $171.8 million. The Company generates significant liquidity from its operating activities. The Company's profitability in the first quarter of 1994 and 1993 generated increases in the cash flow provided from operations for such periods of $10.4 million and $9.6 million, respectively. Additional cash flow is provided by financing activities, from customer deposits and short-term borrowings from banks. After a $39.3 million seasonal decrease in customer deposits partially offset by a $26.4 million increase in short-term purchased funds in the first quarter 1993, the Company's loss of deposits during the first quarter 1994 was only $3.0 million, and the increase in short-term purchased funds was $26.1 million.

The Company uses cash flows from operating and financing activities to make investment in securities, loans and money market assets. Continuing with the strategy to reduce its exposure to loans with higher credit risk, net loan repayments were $18.5 million during the first quarter 1994 compared to $2.3 million for the same period in 1993. The net repayment of loans resulted in added liquidity for the Company, which was used to increase its investment securities and money market assets portfolios by $44.9 million and $44.4 million during the first three months of 1994 and 1993, respectively.

Although interest rate risk is influenced by market forces, it can be controlled by monitoring and managing the repricing characteristics of assets and liabilities. In evaluating exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including interest rate swaps, utilized to hedge the impact of interest rate fluctuations on interest-bearing assets, liabilities and savings deposits in the current interest rate environment. Swaps are agreements to exchange interest payments computed on notional amounts. The notional amounts do not represent exposure to credit risk; however, these agreements expose the Company to market risks associated with fluctuations of interest rates. As of March 31, 1994, the Company had entered into four interest rate swaps. The first two contracts have notional amounts totaling $25 million each and the second two contracts have notional amounts totaling $30 million each. On the first two contracts, which are scheduled to terminate in November and December of 1994, the Company pays an average fixed rate of interest of
5.06 percent and receives a variable rate of interest based on the London Interbank Offering Rate ("LIBOR"); on the second two contracts, scheduled to terminate in August of 1995, the Company pays a variable rate based on LIBOR and receives an average fixed rate of interest of 4.11 percent. The LIBOR rate has averaged 3.39 percent from the date the first two swaps were entered through March 31, 1994 and 3.44 percent from the date the second two swaps were entered through March 31, 1994. The effect of entering into these contracts resulted in a decrease to net interest income of $130,000 for the three months ended March 31, 1994. At March 31, 1994, the fair value of the interest rate swaps was a loss of $ 906,000.

The primary analytical tool used by the Company to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. The industry standard model is used to simulate the effects on net interest income of changes in market interest rates that are up to 1 to 3 percent higher or 1 to 3 percent lower than current levels depending on rising or declining interest rates from current levels. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March, 1994 would not expose the Company to an unacceptable level of interest rate risk.

CAPITAL RESOURCES

The Company's capital position represents the level of capital available to support continued operations and expansion. The
Company's primary capital resource is shareholders' equity, which increased $8.5 million or 6 percent from the previous year and increased $2.6 million, or 2 percent, from December 31, 1993. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 7.63 percent at March 31, 1994, from 7.34 percent a year ago. The ratio of Tier I capital to risk-adjusted assets increased to 11.55 percent at March 31, 1994 compared to 10.13 percent at March 31, 1993 and 11.11 percent at December 31, 1993. Total capital to risk-adjusted assets increased to
14.87 percent at March 31, 1994 compared to 12.11 percent at March
31, 1993 and 14.40 percent at December 31, 1993.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                        At March 31,  At December 31,
                                       --------------  -------------
                                        1994     1993           1993
                                        ----     ----           ----
Tier I capital                         11.55%   10.13%         11.11%
Total capital                          14.87%   12.11%         14.40%
Leverage ratio                          7.60%    7.55%          7.42%


The risk-based capital ratios improved in 1994 due a more rapid growth in equity than total assets, in conjunction with the decline in loan volumes and increase in investment securities, which reduced the level of risk-adjusted assets.

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definitions of "well capitalized".

PART II- OTHER INFORMATION

   Item I- Legal Proceedings

           Due to the nature of the banking business, the Subsidiary Banks are at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Banks.

   Item 2- Changes in Securities

           None

   Item 3- Defaults upon Senior Securities

           None

   Item 4- Submission of Matters to a Vote of Securitiy Holders

           None

   Item 5- Other information

           None

   Item 6- Exhibits and Reports on Form 8-K

           Exhibit 11 Computation of Earnings Per Share on Common
                      and Common Equivalent Shares and on Common
                      Shares Assuming Full Dilution

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                              WESTAMERICA BANCORPORATION
                                                    (Registrant)



Date   May 11, 1994                            Dennis R. Hansen
       ------------                         ------------------------------
                                            Dennis R. Hansen
                                            Senior Vice President and
                                            Controller