Form 10-Q
period 1994-06-30
WESTAMERICA BANCORPORATION
filed 1994-08-12
CIK 311094

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON D.C. 20549

                     FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1994

Commission File Number: 1-9383

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

        Yes [ x ]            No [   ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class           Shares outstanding as of August 10, 1994

Common Stock,                           8,078,322
No Par Value

PART I. FINANCIAL INFORMATION
WESTAMERICA BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                 June 30, (Unaudited)     December 31,
                                                               ----------------------     ------------
                                                                   1994           1993            1993(*)
                                                                   ----           ----            ----
ASSETS
        Cash and cash equivalents                              $110,752       $128,710        $102,618
        Money market assets                                         250            250             250
        Trading account securities                                   15             --              10
        Investment securities available for sale                167,538             --         168,819
        Investment securities held to maturity
          Market values:  $606,863 at June 30, 1994
                          $608,657 at June 30, 1993
                          $563,563 at December 31, 1993         619,981        594,070         557,057
        Loans, net of reserve for loan losses of:
                       $27,243 at June 30, 1994
                       $24,464 at June 30, 1993
                       $25,587 at December 31, 1993           1,042,900      1,104,238       1,089,152
        Loan collateral substantively repossessed and OREO       12,030         26,112          17,905
        Land held for sale                                        1,466          1,800             800
        Investment in joint venture                                  --            500             766
        Premises and equipment, net                              24,328         24,684          25,341
        Interest receivable and other assets                     50,997         32,137          41,701
                                                             ----------     ----------      ----------
                    Total assets                             $2,030,257     $1,912,501      $2,004,419
                                                             ==========     ==========      ==========
LIABILITIES
        Deposits:
          Non-interest bearing                                 $364,292       $322,476        $369,820
          Interest bearing:
            Transaction                                         275,542        273,336         289,322
            Savings                                             690,949        660,387         654,766
            Time                                                377,975        473,224         417,320
                                                             ----------     ----------      ----------
            Total deposits                                    1,708,758      1,729,423       1,731,228
        Funds purchased                                         116,349         17,524          69,064
        Liability for interest, taxes and
          other expenses                                         18,102          7,856          15,328
        Notes and mortgages payable                              28,496         16,675          36,352
                                                             ----------     ----------      ----------
              Total liabilities                               1,871,705      1,771,478       1,851,972

SHAREHOLDERS' EQUITY
        Authorized - 20,000 shares
        Issued and outstanding:
                    8,079 at June 30, 1994
                    8,064 at June 30, 1993
                    8,080 at December 31, 1993                   53,542         51,704          52,499
        Capital surplus                                          10,289         10,831          10,831
        Unrealized (losses) gains on securities
          available for sale                                       (616)            --           2,527
        Retained earnings                                        95,337         78,488          86,590
                                                             ----------     ----------      ----------
              Total shareholders' equity                        158,552        141,023         152,447
                                                             ----------     ----------      ----------
            Total liabilities and shareholders' equity       $2,030,257     $1,912,501      $2,004,419
                                                             ==========     ==========      ==========

(*) Condensed from audited financial statements.

WESTAMERICA BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except when indicated)

                                                     Three months ended             Six months ended
                                                          June 30,                      June 30,
                                                    ------------------             --------------------
                                                    1994           1993            1994            1993
                                                    ----           ----            ----            ----
INTEREST INCOME
Loans                                            $23,092        $25,095         $45,811         $51,728
Money market assets and funds sold                    --            101              --             167
Trading account securities                             1              2               1               4
Investment securities available for sale           2,303             --           4,659              --
Investment securities held to maturity             7,986          9,095          15,389          18,339
                                                 -------        -------         -------         -------
    Total interest income                         33,382         34,293          65,860          70,238

INTEREST EXPENSE
Transaction deposits                                 698          1,229           1,396           2,681
Savings deposits                                   3,775          3,752           7,362           7,695
Time deposits                                      3,537          4,970           7,265          10,432
Funds purchased                                    1,407            470           2,223             834
Long-term debt                                       629            479           1,457           1,030
                                                 -------        -------         -------         -------
    Total interest expense                        10,046         10,900          19,703          22,672
                                                 -------        -------         -------         -------
NET INTEREST INCOME                               23,336         23,393          46,157          47,566

Provision for loan losses                          1,605          4,692           3,210           6,242
                                                 -------        -------         -------         -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        21,731         18,701          42,947          41,324

NON-INTEREST INCOME
Service charges on deposit accounts                2,989          3,366           5,958           6,450
Merchant credit card                                 590            649           1,130           1,126
Mortgage banking                                     208            286             521             540
Brokerage commissions                                203            154             368             385
Net investment securities gains                       --             87             539              69
Other                                                822           3802            1700            4792
                                                 -------        -------         -------         -------
    Total non-interest income                      4,812          8,344          10,216          13,362

NON-INTEREST EXPENSE
Salaries and related benefits                      8,547          9,697          17,688          21,570
Occupancy                                          1,783          2,676           3,526           4,724
Equipment                                          1,178          2,703           2,305           3,892
FDIC insurance assessment                            997          1,023           1,994           2,092
Data processing                                      920            955           1,869           1,901
Professional fees                                    522          1,229             939           1,872
Other real estate owned                              221          9,054             325          10,621
Other                                              3,583          6,908           6,890          10,886
                                                 -------        -------         -------         -------
    Total non-interest expense                    17,751         34,245          35,536          57,558
                                                 -------        -------         -------         -------
INCOME (LOSS) BEFORE INCOME TAXES                  8,792         (7,200)         17,627          (2,872)
 Provision for (benefit from) income taxes         2,769         (3,130)          5,610          (1,821)
                                                 -------        -------         -------         -------
NET INCOME (LOSS)                                 $6,023        ($4,070)        $12,017         ($1,051)
                                                 =======        =======         =======         =======
Average shares outstanding                         8,077          8,062           8,075           8,037

PER SHARE DATA
Earnings (losses)                                  $0.75         ($0.50)          $1.49          ($0.13)
Dividends declared                                  0.15           0.14            0.30            0.28

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              For the six months ended
                                                                        June 30,
                                                               -----------------------
                                                                   1994           1993
                                                                   ----           ----
                                                               (C>
OPERATING ACTIVITIES
Net income (loss)                                               $12,017        ($1,051)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                   1,895          1,974
  Loan loss provision                                             3,210          6,242
  Amortization of deferred net loan fees                           (536)          (225)
  Increase in interest income receivable                           (165)        (1,245)
  (Increase) decrease in other assets                            (3,781)         7,609
  Increase (decrease) in income taxes payable                     1,322         (4,853)
  Increase (decrease) in interest expense payable                   398           (689)
  Decrease in other liabilities                                  (1,878)        (1,782)
  Gain on sales of investment securities                           (539)           (69)
  Loss on sales/writedown of equipment                               13          1,461
  Originations of loans for resale                              (24,430)       (44,665)
  Proceeds from sale of loans originated for resale              22,239         44,562
  Gain on sale of property acquired in satisfaction of debt        (579)            --
  Write down on property acquired in satisfaction of debt           211          9,497
  Write down on loan collateral substantively foreclosed            444             --
  Net purchases of trading securities                                (5)            --
                                                               --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         9,836         16,766
                                                               --------       --------
INVESTING ACTIVITIES
Net repayments of loans                                          44,584         56,122
Purchases of investment securities available for sale           (71,997)      (176,463)
Purchases of investment securities held to maturity            (134,313)            --
Purchases of property, plant and equipment                         (895)        (1,160)
Proceeds from maturity/sale of money market assets                   --          1,116
Proceeds from maturity of securities available for sale          26,884        150,925
Proceeds from maturity of securities held to maturity            60,204             --
Proceeds from sale of securities available for sale              52,656          1,706
Proceeds from property acquired in satisfaction
   of debt                                                        5,196          3,681
Net repayments (additions) on loan collateral
   substantively foreclosed                                       1,789         (4,784)
                                                               --------       --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             (15,892)        31,143
                                                               --------       --------
FINANCING ACTIVITIES
Net decrease in deposits                                        (22,470)       (60,496)
Net increase in fed funds purchased                              47,285          5,486
Principal payments on notes and mortgages                        (7,856)        (2,662)
Issuance of shares of common stock                                  685            652
Retirement of stock                                              (1,029)            --
Dividends paid                                                   (2,425)        (1,676)
                                                               --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              14,190        (58,696)
                                                               --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              8,134        (10,787)
                                                               --------       --------
Cash and cash equivalents at beginning of period                102,618        139,497
                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $110,752       $128,710
                                                               ========       ========

Supplemental disclosure of non-cash activities
  Loans transferred to other real estate owned and
    substantively repossessed                                     1,185         12,639
  Unrealized loss on securities available for sale                3,143             --
Supplemental disclosure of cash flow activity
  Interest paid for the period                                   20,101         22,902
  Income tax payments for the period                              4,225          2,150


WESTAMERICA BANCORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Westamerica Bancorporation, (the "Company"), parent company of Westamerica Bank and Subsidiary, Napa Valley Bank and Subsidiary, Bank of Lake County and Community Banker Services Corporation and Subsidiary, reported second quarter 1994 net income of $6.0 million or $.75 per share. On a year to-date basis, the Company reported net income of $12.0 million, or $1.49 per share. This record level of earnings represents increases from second quarter 1993 and June 1993 year-to-date, when the Company reported losses of $4.1 million and $1.0 million, respectively, due to merger related charges associated with the Napa Valley Bancorp acquisition.

COMPONENTS OF NET INCOME

Following is a summary of the components of net income for the periods indicated:
                                         For the three           For the six
                                        months ended            months ended
                                           June 30,               June 30,
                                        --------------        ---------------
(In millions)                           1994      1993         1994      1993
                                        ----      ----         ----      ----
Net interest income *                  $24.6     $24.0        $48.5    $48.9
Provision for loan losses               (1.6)     (4.7)        (3.2)    (6.2)
Non-interest income                      4.8       8.3         10.2     13.4
Non-interest expense                   (17.8)    (34.2)       (35.5)   (57.6)
Provision for income taxes *            (4.0)      2.5         (8.0)     0.5
                                       -----     -----        -----    -----
Net income                              $6.0     ($4.1)       $12.0    ($1.0)
                                       =====     =====        =====    =====

* Fully taxable equivalent basis (FTE)

COMPONENTS OF NET INCOME AS A PERCENT OF AVERAGE EARNING ASSETS

The components of net income (annualized) expressed as a percent of average earning assets are summarized in the following table for the periods indicated:

                                         For the three          For the six
                                         months ended           months ended
                                           June 30,               June 30,
                                        --------------         -------------
                                        1994      1993         1994     1993
                                        ----      ----         ----     ----
Net interest income (FTE)               5.31%     5.45%        5.30%    5.55%
Provision for loan losses              -0.35%    -1.06%       -0.35%   -0.71%
Non-interest income                     1.04%     1.89%        1.12%    1.52%
Non-interest expense                   -3.84%    -7.77%       -3.89%   -6.54%
Provision for income taxes (FTE)       -0.86%     0.57%       -0.87%    0.06%
                                       -----     -----        -----    -----
Net income                              1.30%    -0.92%        1.31%   -0.12%
                                       =====     =====        =====    =====

Net income (annualized) as a percent
  of average total assets               1.18%    -0.83%        1.19%   -0.11%

ANALYSIS OF NET INTEREST INCOME AND MARGIN

During the continued decline in interest rates in most of 1993, the Company's interest-bearing liabilities were repriced downward which, combined with a more favorable composition of lower costing demand and savings account balances and declining volumes of higher costing time deposits, prevented declining earning assets yields from significantly eroding the Company's net interest margin. The level of market interest rates increased during the first half of 1994. Although repricing of some loans has taken place, the continuing growth in the Company's lower yielding investment securities portfolio resulted in year-to-year decreases in interest income. This is shown in the components of net interest income and in the analysis of net interest margin summarized as follows for the periods indicated:

                                   For the three           For the six
                                   months ended            months ended
                                     June 30,                June 30,
(In millions)                     --------------         ---------------
                                  1994      1993         1994       1993
                                  ----      ----         ----       ----
Interest income                  $33.4     $34.2        $65.9      $70.3
Interest expense                 (10.0)    (10.9)       (19.7)     (22.7)
FTE adjustment                     1.2       0.7          2.3        1.3
                                 -----      ----         ----       ----
  Net interest income            $24.6     $24.0        $48.5      $48.9
                                 =====     =====        =====      =====

Net interest income (FTE) increased 2 percent to $24.6 million in the second quarter of 1994 from the $24.0 million earned during the second quarter of 1993. An $800,000 reduction in interest income, mostly due to the lower yielding asset mix was offset by a $900,000 decrease in interest expense, principally due to the higher volume of low-cost deposits, and a $500,000 increase in the FTE adjustment, as the Company's average balance in tax-exempt securities increased $75 million from the second quarter of 1993.

Compared to the first six months of 1993, net interest income decreased $400,000 or 1 percent as a result of a decrease of $4.4 million in interest income, a $3.0 million decrease in interest expense and an increase of $1.0 million in the FTE adjustment. Amortized loan fees, which are included in interest and fee income on loans were $328,000 lower during the second three months of 1994 than 1993 and $949,000 lower in the first six months of 1994 than in the same period in 1993.

Analysis of Net Interest Margin (FTE)
                                         For the three        For the six
                                         months ended         months ended
                                           June 30,             June 30,
                                        --------------      --------------
                                        1994      1993      1994      1993
                                        ----      ----      ----      ----
Yield on earning assets                 7.48%     7.92%     7.45%     8.13%
Cost of interest-bearing liabilities    2.64%     2.91%     2.62%     3.03%
                                        ----      ----      ----      ----
  Net interest spread                   4.84%     5.01%     4.83%     5.10%

Impact of non-interest bearing funds    0.47%     0.44%     0.47%     0.45%
                                        ----      ----      ----      ----
    Net interest margin                 5.31%     5.45%     5.30%     5.55%
                                        ====      ====      ====      ====


SUMMARY OF AVERAGE BALANCES, YIELDS/RATES AND INTEREST DIFFERENTIAL

The average balances of low-cost deposits for the second quarter of 1994 increased $71 million from the same period of 1993, while higher-rate time deposits decreased $110 million from prior year. The combination of these changes in average balances and a general reduction in interest rates resulted in a 41 basis points reduction in the weighted average rate paid on total interest-bearing deposits. Second quarter 1994 purchased funds average balances increased $92 million from the same period a year ago, with an increase of 29 basis points in average rates paid; for comparable periods, long-term debt average balances increased $12 million with a reduction of 278 basis points in rates paid, in part as a result of repaying higher cost long-term debt and replacing it with a lower rate, ten-year subordinated capital note. The combination of these factors resulted in an overall reduction in the weighted average rate paid on total interest-bearing liabilities of 27 basis points from the second quarter of 1993.

Partially offsetting this favorable trend, a lower yielding asset mix, due to the continued runoff of loans replaced by lower yielding investment securities, affected the average yield on earning assets, which declined 44 basis points from the second quarter of 1993.

The average volume of low-cost deposits for the first half of 1994 increased $72 million or 6 percent from the same period in 1993, while higher-rate time deposits decreased $113 million from the same period a year ago, representing a 22 percent decrease. The average balances of short-term purchased funds increased $80 million from the first six months of 1993 with a 7 basis point reduction in average rates paid; long-term debt increased $14 million from the same period in 1993 with a reduction in the average rate of 254 basis points. Offsetting these favorable trends, a lower yielding asset mix due to the continued runoff of construction, commercial and installment loans replaced by lower yielding investment securities, affected the average yield on earning assets, which declined 68 basis points from the first half of 1993.

The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on average interest-bearing liabilities and the resulting rates. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory federal tax rate.

Distribution of assets, liabilities and shareholders' equity.

                                           For the three months ended
                                                June 30, 1994
(dollars in thousands)                ----------------------------------
                                                  Interest        Rates
                                        Average    income/      earned/
                                         balance   expense         paid
                                        --------   -------      -------
Assets
Money market assets and funds sold          $250   $   --              %
Trading account securities                   115         1         4.22
Investment securities                    773,457    11,424         5.92
Loans:
  Commercial                             590,276    13,018         8.85
  Real estate construction                40,541     1,043        10.32
  Real estate residential                173,628     3,057         7.06
  Consumer                               278,288     6,071         8.75
                                      ----------     -----
Earning assets                         1,856,555    34,614         7.48

Other assets                             187,851
                                      ----------
    Total assets                      $2,044,406
                                      ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand           $349,995   $   --              %
  Savings and interest-bearing
    transaction                          968,324     4,471         1.85
  Time less than $100,000                284,754     2,679         3.77
  Time $100,000 or more                   99,806       859         3.45
                                      ----------     -----
    Total interest-bearing deposits    1,352,884     8,009         2.37
Funds purchased                          143,746     1,407         3.93
Notes and mortgages payable               28,533       629         8.84
                                      ----------     -----
  Total interest-bearing liabilities   1,525,163    10,045         2.64
Other liabilities                         13,100
Shareholders' equity                     156,148
                                      ----------
  Total liabilities and shareholders' $2,044,406
                                      ==========
Net interest spread (1)                                            4.84%
Net interest income and interest margin (2)        $24,569         5.31%
                                                    ======         ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.

                                          For the three months ended
                                                June 30, 1993
                                      ----------------------------------
(dollars in thousands)                            Interest        Rates
                                        Average    income/      earned/
                                         balance   expense         paid
                                        --------   -------      -------
Assets
Money market assets and funds sold        $7,607       $99         5.22%
Trading account securities                   276         2         2.87
Investment securities                    602,655     9,707         6.46
Loans:
  Commercial                             617,061    13,484         8.76
  Real estate construction                59,399     1,183         7.99
  Real estate residential                171,470     3,383         7.91
  Consumer                               310,329     7,086         9.16
                                      ----------    ------
Earning assets                         1,768,797    34,944         7.92

Other assets                             198,030
                                      ----------
    Total assets                      $1,966,827
                                      ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand           $307,431   $   --            --%
  Savings and interest-bearing
    transaction                          939,862     4,981         2.13
  Time less than $100,000                348,574     3,656         4.21
  Time $100,000 or more                  146,431     1,314         3.60
                                      ----------    ------
    Total interest-bearing deposits    1,434,867     9,951         2.78
Funds purchased                           51,812       470         3.64
Notes and mortgages payable               16,519       479        11.62
                                      ----------    ------
  Total interest-bearing liabilities   1,503,198    10,900         2.91
Other liabilities                         11,322
Shareholders' equity                     144,876
                                      ----------
  Total liabilities and shareholders' $1,966,827
                                      ==========
Net interest spread (1)                                            5.01%
Net interest income and interest margin (2)        $24,044         5.45%
                                                   =======         ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.

                                           For the six months ended
                                                June 30, 1994
(dollars in thousands)                ----------------------------------
                                                  Interest        Rates
                                        Average    income/      earned/
                                         balance   expense         paid
                                        --------   -------      -------
Assets
Money market assets and funds sold          $250   $   --            --%
Trading account securities                    66         1         4.47
Investment securities                    751,095    22,159         5.95
Loans:
  Commercial                             597,432    25,680         8.67
  Real estate construction                40,850     2,033        10.04
  Real estate residential                172,696     6,144         7.17
  Consumer                               281,574    12,145         8.70
                                      ----------    ------
Earning assets                         1,843,963    68,162         7.45

Other assets                             188,286
                                      ----------
    Total assets                      $2,032,249
                                      ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand           $348,587   $   --            --%
  Savings and interest-bearing
    transaction                          960,766     8,757         1.84
  Time less than $100,000                291,026     5,487         3.80
  Time $100,000 or more                  105,571     1,779         3.40
                                      ----------    ------
    Total interest-bearing deposits    1,357,363    16,023         2.38
Funds purchased                          126,567     2,223         3.54
Notes and mortgages payable               32,373     1,457         9.08
                                      ----------    ------
  Total interest-bearing liabilities   1,516,303    19,703         2.62
Other liabilities                         13,640
Shareholders' equity                     153,719
                                      ----------
  Total liabilities and shareholders' $2,032,249
                                      ==========
Net interest spread (1)                                            4.83%
Net interest income and interest margin (2)        $48,459         5.30%
                                                   =======         ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.

                                           For the six months ended
                                                June 30, 1993
(dollars in thousands)                ----------------------------------
                                                  Interest        Rates
                                        Average    income/      earned/
                                         balance   expense         paid
                                        --------   -------      -------
Assets
Money market assets and funds sold        $8,476      $167         3.97%
Trading account securities                   359         6         3.37
Investment securities                    595,235    19,601         6.64
Loans:
  Commercial                             623,770    27,351         8.84
  Real estate construction                60,632     2,721         9.05
  Real estate residential                174,552     7,105         8.21
  Consumer                               312,891    14,613         9.42
                                      ----------    ------
Earning assets                         1,775,915    71,564         8.13

Other assets                             195,556
                                      ----------
    Total assets                      $1,971,471
                                      ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand           $301,477   $   --            --%
  Savings and interest-bearing
    transaction                          935,914    10,375         2.24
  Time less than $100,000                360,450     7,729         4.32
  Time $100,000 or more                  149,606     2,702         3.64
                                      ----------    ------
    Total interest-bearing deposits    1,445,970    20,806         2.90
Funds purchased                           46,627       834         3.61
Notes and mortgages payable               17,878     1,031        11.62
  Total interest-bearing liabilities   1,510,475    22,671         3.03
Other liabilities                         14,115
Shareholders' equity                     145,404
                                      ----------
  Total liabilities and shareholders' $1,971,471
                                      ==========
Net interest spread (1)                                            5.10%
Net interest income and interest margin (2)        $48,893         5.55%
                                                   =======         ====

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

(In thousands)
                                       Three months ended June 30, 1994
                                                  compared to
                                       Three months ended June 30, 1993
                                       --------------------------------
                                          Volume      Rate        Total
                                       --------------------------------
Increase (decrease) in
 interest and fee income:
  MMkt. assets and funds sold               ($49)     ($50)        ($99)
  Trading account securities                  (4)        3           (1)
  Investment securities (1)                2,428      (711)       1,717
  Loans:
    Commercial                              (592)      126         (466)
    Real estate construction              (1,729)    1,589         (140)
    Real estate residential                   43      (369)        (326)
    Consumer                                (709)     (306)      (1,015)
                                        --------  --------     --------
      Total loans                         (2,987)    1,040       (1,947)
                                        --------  --------     --------
Total (decrease) increase in
 interest and fee income                    (612)      282         (330)
                                        --------  --------     --------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                 157      (667)        (510)
    Time less than $ 100,000                (625)     (352)        (977)
    Time $ 100,000 or more                  (403)      (52)        (455)
                                        --------  --------     --------
  Total interest-bearing                    (871)   (1,071)      (1,942)
  Funds purchased                            897        40          937
  Notes and mortgages payable                224       (74)         150
                                        --------  --------     --------
    Total increase (decrease) in
         interest expense                    250    (1,105)        (855)
                                        --------  --------     --------
   Increase (decrease) in
      net interest income                  ($862)   $1,387         $525
                                        ========  ========     ========

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

                                        Six months ended June 30, 1994
                                                  compared to
                                        Six months ended June 30, 1993
                                        -------------------------------
                                          Volume      Rate        Total
                                        -------------------------------
Increase (decrease) in
 interest and fee income:
  MMkt. assets and funds sold               ($82)     ($85)       ($167)
  Trading account securities                  (8)        3           (5)
  Investment securities (1)                4,245    (1,688)       2,558
  Loans:
    Commercial                            (1,139)     (532)      (1,671)
    Real estate construction              (1,033)      345         (688)
    Real estate residential                  (75)     (886)        (961)
    Consumer                              (1,399)   (1,069)      (2,468)
                                        --------  --------     --------
      Total loans                         (3,646)   (2,142)      (5,788)
                                        --------  --------     --------
Total (decrease) increase in
 interest and fee income                    $509   ($3,911)     ($3,402)
                                        --------  --------     --------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                 284    (1,902)      (1,618)
    Time less than $ 100,000              (1,378)     (864)      (2,242)
    Time $ 100,000 or more                  (752)     (171)        (923)
                                        --------  --------     --------
  Total interest-bearing                  (1,846)   (2,937)      (4,783)
  Funds purchased                          1,404       (15)       1,389
  Notes and mortgages payable                584      (158)         426
                                        --------  --------     --------
    Total increase (decrease) in
         interest expense                    142    (3,110)      (2,968)
                                        --------  ---------    --------
   Increase (decrease) in
      net interest income                   $367     ($801)       ($434)
                                        ========  ========     ========

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


PROVISION FOR LOAN LOSSES

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The provision for loan losses was $1.6 million in the second quarter of 1994, compared to $4.7 million in the same period in 1993. During the second quarter of 1993, a provision of $3.1 million was made to cover losses in the loan portfolio of Napa Valley Bank, a subsidiary of Napa Valley Bancorp which was acquired on April 15, 1993. For the first six months of 1994, the provision for loan losses was $3.2 million, compared to $6.2 million in 1993, which was higher due to the second quarter 1993 provision at Napa

Valley Bank mentioned above.


NON-INTEREST INCOME

The following table summarizes the components of non-interest income for the periods indicated.

                                          For the three        For the six
                                          months ended        months ended
                                            June 30              June 30,
                                         --------------        ------------
(in millions)                            1994      1993        1994    1993
                                         ----      ----        ----    ----
Service charges on deposits accounts    $2.99     $3.37       $5.96   $6.45
Merchant credit card                     0.59      0.65        1.13    1.13
Mortgage banking income                  0.21      0.29        0.52    0.54
Brokerage commissions                    0.20      0.15        0.37    0.39
Net investment securities gains            --      0.09        0.54    0.07
Other non-interest income                0.82      3.79        1.70    4.78
                                        -----     -----      ------  ------
  Total                                 $4.81     $8.34      $10.22  $13.36
                                        =====     =====      ======  ======

The $3.53 million decrease in non-interest income during the second quarter of 1994 compared to the second quarter of 1993 resulted mainly from the recognition, in 1993, of a $1.3 million deferred gain on an earlier sale of automobile receivables, a $669,000 gain on the sale of the Company's 50 percent shareholding in Sonoma Valley Bank, a one branch subsidiary bank in Sonoma, income received on income tax refunds in the amount of $909,000 and $238,000 gain on the sale of Napa Valley Bank's cardholder portfolio. In addition, the second quarter of 1994 realized lower fee income from service charges on deposits accounts, merchant credit card fees and mortgage banking income.

The $3.1 million decrease in the first six months of 1994 compared with the same period in 1993, in mostly due to the aforementioned transactions, partially offset by $539,000 in gains from the first quarter 1994 sale of securities available for sale.

NON-INTEREST EXPENSE

The following table summarizes the components of non-interest expense for the periods indicated.

                                       For the three           For the six
                                       months ended           months ended
                                         June 30,               June 30,
                                      --------------         -------------
(In millions)                         1994      1993         1994     1993
                                      ----      ----         ----     ----
Salaries                             $6.79     $7.62       $13.99   $17.49
Other personnel                       1.76      2.08         3.70     4.08
Occupancy                             1.78      2.68         3.53     4.72
Equipment                             1.18      2.70         2.31     3.89
FDIC deposit insurance                1.00      1.02         1.99     2.09
Data processing services              0.92      0.96         1.87     1.90
Professional fees                     0.52      1.23         0.94     1.87
Operational losses                    0.41      0.30         0.56     0.41
Loan expense                          0.32      0.38         0.71     0.75
Postage                               0.32      0.36         0.65     0.70
Courier service                       0.31      0.35         0.63     0.59
Stationery and supplies               0.29      0.80         0.59     1.19
Advertising and public relations      0.26      0.78         0.51     1.10
Other real estate owned               0.22      9.06         0.33    10.62
Merchant credit card                  0.20      0.34         0.40     0.54
Other non-interest expense            1.47      3.58         2.83     5.62
                                    ------    ------       ------   ------
                                    $17.75    $34.24       $35.54   $57.56
                                    ======    ======       ======   ======

The higher level of non-interest expense in the second quarter of 1993 and in the first six months of 1993 is the direct result of merger related OREO expenses and other costs associated with the Napa Valley Bancorp merger. 1993 OREO expense includes the write-down of assets acquired in the merger to net realizable value. Occupancy and equipment expenses in 1993 also include one-time merger related expenses including write-offs of excess capacity and equipment and obsolete inventories of stationary and supplies. The higher 1993 levels of professional fees is also the result of merger activities.

The merger related expenses totaled $14.1 million in the second quarter of 1993 and $16.3 million in the first half of 1993.

Excluding these charges, non-interest expense continues to show the effects of cost controls at the Company and the benefits resulting from the consolidation of operations after the merger with Napa Valley Bancorp. For the first six months and for the second quarter of 1994, expenses are down in all categories with the exception of operational losses. Significant expense reductions were achieved in the areas of salaries and other personnel expenses, marketing and loan related expenses.

PROVISION FOR INCOME TAX

The Company's provision for income tax for the second quarter and the first six months of 1994 totaled $2.8 million and $5.6 million, respectively, compared to tax benefits of $3.1 million and $1.8 million, respectively, for comparable periods in 1993. The results for 1994 are directly attributable to pretax earnings; the benefits recognized in 1993 result from the operating losses reported during the merger with Napa Valley Bancorp.

ASSET QUALITY

The Company closely monitors the markets in which it conducts its lending operations. The Company continues its strategy to control its exposure to loans with higher credit risk and increase diversification of earning assets into less risky investments. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category which includes all non-performing assets. These lesser grades occur when known information about possible credit problems causes doubts about the ability of such borrowers to comply with loan repayment terms. These loans have varying degrees of uncertainty and may become non-performing assets. Classified assets receive an elevated level of attention by Management to ensure collection.

NON PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, other real estate owned and loans classified as substantively foreclosed. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. Loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing non-accrual" and are included in total non-performing assets. Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

The following is a summary of non-performing assets on the dates indicated:

(In millions)                                  June 30,     December 31,
                                            -------------   -----------
                                            1994      1993         1993
                                            ----      ----         ----
Performing non-accrual loans               $1.50     $0.77        $1.85
Non-performing, non-accrual loans           7.64     11.23         7.22
                                          ------    ------       ------
  Total non-accrual loans                   9.14     12.00         9.07

Loans 90 days past due and  still
  accruing                                  0.15      1.31         0.32
Loan collateral substantively
  foreclosed                                2.27     10.60         5.38
Other real estate owned                     9.76     15.51        12.53
                                          ------    ------       ------
  Total non-performing assets             $21.32    $39.42       $27.30
                                          ======    ======       ======
Reserve for loan losses as a percentage
of non-accrual loans and loans 90 days
past due and still accruing                  293%      184%         272%

Performing non-accrual loans increased $73,000 at June 30, 1994 from $770,000 at June 30, 1993 and decreased $350,000 from $1.85 million at December 31, 1993. Non-performing non-accrual loans of $7.64 million at June 30, 1994, decreased $3.59 million from June 30, 1993 and increased $420,000 from December 31, 1993. The reduction in total non-accrual loans from June 30, 1993, was principally due to commercial and construction loan deletions. The decreases in loans substantively foreclosed and OREO were due to loan payoffs, partial write-downs, liquidations and sale of loan collateral that had been received in satisfaction of debt. The amount of gross interest income that would have been recorded for non-accrual loans for the three and six months ending June 30, 1994, if all such loans had been current in accordance with their original terms during the period was $235,000 and $473,000, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and six months ended June 30, 1994 totaled $97,000 and $183,000, respectively, representing annualized yields of 3.97 percent and 3.66 percent. Cash payments received which were applied against the book balance of non-accrual loans outstanding at June 30, 1994, totaled $247,000.

The Company's reserve for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. While these factors are judgmental and may not be reduced to a mathematical formula, the $27.2 million reserve for loan losses, which constituted 2.55 percent of total loans at June 30, 1994, is considered to be adequate as a reserve against inherent losses. The loan portfolio is continuously evaluated considering current economic conditions that will dictate future reserve levels.

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                      For the three          For the six
                                      months ended           months ended
(In millions)                            June 30,               June 30,
                                      --------------         -------------
                                      1994      1993         1994     1993
                                      ----      ----         ----     ----
Balance, beginning of period         $25.9     $24.9        $25.6    $24.7
Loan loss provision                    1.6       4.7          3.2      6.2

Credit losses                         (0.9)     (5.0)        (2.6)    (6.6)
Credit loss recoveries                 0.6       0.5          1.0      0.8
                                     -----     -----        -----    -----
  Net credit losses                   (0.3)     (4.5)        (1.6)    (5.8)
Sale of Sonoma Valley Bank              --      (0.7)          --     (0.7)

Balance, end of period               $27.2     $24.4        $27.2     $24.4
                                    ======    ======       ======    ======
Reserve for loan losses as a
percentage of loans outstanding       2.55%     2.17%

In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and No. 15. SFAS 114 is effective January 1, 1995 but earlier implementation is encouraged.

Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under SFAS 114, impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. Alternatively, impairment may be measured by using the loan's observable market price or the fair value of the collateral if repayment is expected to be provided solely by the underlying collateral.

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

The Company's principal sources of asset liquidity are investment securities available for sale. At June 30, 1994, investment securities available for sale totaled $167.5 million.

The Company generates significant liquidity from its operating activities. The Company's profitability in the first six months of 1994 was the main contributor of the $9.8 million increase in the cash flow provided from operations. The Company's net income for the first six months of 1993, before non-cash charges related to write-downs of assets acquired in satisfaction of debt in the second quarter of 1993, was the main reason for the $ 16.8 million increase in cash flow provided by operating activities for the first six months of 1993.

Additional cash flow is provided by and used in financing activities, primarily customer deposits and short-term borrowings from banks. In the first six months of 1993, financing activities used $58.7 million, which included a $60.5 million decrease in customer deposits partially offset by a $5.5 million increase in short-term purchased funds. In the first six months of 1994, financing activities provided $14.2 million as the decrease in deposits was reduced to $22.5 million, while the increase in short-term purchased funds was $47.3 million.

The Company uses cash flows from operating and financing activities to make investments in investments securities, loans and money market assets. Continuing with the strategy to reduce the Company's exposure to loans with higher credit risk, net loan repayments were $44.6 million during the first six months of 1994 compared to $56.1 million for the same period in 1993. The net repayment of loans resulted in added liquidity for the Company, which was used to increase its investment securities and money market assets portfolios by $66.6 million and $22.7 million during the first six months of 1994 and 1993, respectively.


Although interest rate risk is influenced by market forces, it can be controlled by monitoring and managing the repricing characteristics of assets and liabilities. In evaluating exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including interest rate swaps, utilized to hedge the impact of interest rate fluctuations on interest-bearing assets and liabilities in the current interest rate environment.

Interest rate swaps are agreements to exchange interest payments computed on notional amounts. The notional amounts do not represent exposure to credit risk; however, these agreements expose the Company to market risks associated with fluctuations of interest rates. As of June 30, 1994, the Company had entered into four interest rate swaps. The first two contracts have notional amounts totaling $25 million each and the second two contracts have notional amounts totaling $30 million each. On the first two contracts, which are scheduled to terminate in November and December of 1994, the Company pays an average fixed rate of interest of 5.06 percent and receives a variable rate of interest based on the London Interbank Offering Rate ("LIBOR"); on the second two contracts, scheduled to terminate in August of 1995, the Company pays a variable rate based on LIBOR and receives an average fixed rate of interest of 4.11 percent. The LIBOR rate has averaged 3.55 percent from the date the first two swaps were entered through June 30, 1994 and 3.73 percent from the date the second two swaps were entered through June 30, 1994. The effect of entering into these contracts resulted in a decrease to net interest income of $245,000 for the first six months of 1994 compared to a decrease of $402,000 during the comparable period in 1993. At June 30, 1994, the fair value of the interest rate swaps was a loss of $1.2 million.

The primary analytical tool used by the Company to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate the effects on net interest income of changes in market interest rates that range from 1 to 3 percent higher or 1 to 3 percent lower than current levels. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 1994 do not expose the Company to an unacceptable level of interest rate risk.

CAPITAL RESOURCES

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $158.6 million at June 30, 1994, representing an increase of $17.5 million or 12 percent from June 30, 1993 and an increase of $6.1 million, or 4 percent, from December 31, 1993. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 7.81 percent at June 30, 1994, from 7.37 percent a year ago. The ratio of Tier I capital to risk-adjusted assets increased to 12.12 percent at June 30, 1994 compared to 10.43 percent at June 30, 1993 and 11.11 percent at December 31, 1993. Total capital to risk-adjusted assets increased to 14.90 percent at June 30, 1994 compared to 12.24 percent at June 30, 1993 and 14.40 percent at December 31, 1993.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                               June 30,     December 31,
                                           --------------   -----------
                                            1994      1993         1993
                                            ----      ----         ----
Tier I Capital                             12.12%    10.43%       11.11%
Total Capital                              14.90%    12.24%       14.40%
Leverage ratio                              7.76%     7.20%        7.42%


The risk-based capital ratios improved in 1994 due a more rapid growth in equity than total assets, in conjunction with the decline in loan volumes and increase in investment securities, which reduced the level of risk-adjusted assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of regulatory definitions of "well capitalized".


INTERIM PERIODS

The financial information of the Company included herein for June 30, 1994 and 1993 is unaudited; however, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Those adjustments are normal and recurring in nature.

The results of operations for the six month period ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1993.

Certain amounts in prior periods have been restated to conform to the current presentation.

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings

           Due to the nature of the banking business, the Subsidiary Banks are at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Banks.

        Item 2 - Changes in Securities

            None

        Item 3 - Defaults upon Senior Securities

            None

        Item 4 - Submission of Matters to a Vote of Security Holders

           Proxies for the Annual Meeting of shareholders held on April 26, 1994, were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The following matters were submitted to a vote of the shareholders:

          1.-  Election of directors.

                                                   For          Withheld
                                                ---------        -------
                  Etta Allen                    5,917,387         45,487
                  Louis E. Bartolini            5,914,129         48,745
                  Charles I. Daniels, Jr.       5,913,611         49,263
                  Don Emerson                   5,926,085         36,789
                  Arthur C. Latno, Jr.          5,961,132          1,742
                  Patrick D. Lynch              5,953,571          9,303
                  Catherine Cope MacMillan      5,915,219         47,655
                  James A. Maggetti             5,922,378         40,496
                  Dwight H. Murray, Jr., M.D.   5,923,731         39,143
                  Ronald A. Nelson              5,962,374            500
                  Carl R. Otto                  5,916,483         46,391
                  David L. Payne                5,951,050         11,824
                  Edward B. Sylvester           5,959,614          3,260

           2.- Ratification of independent certified public accountant firm. A proposal to ratify the selection of KPMG Peat Marwick as independent certified public accountants for the Company for 1994.

                      For        5,835,168
                      Against       46,120
                      Abstain       81,586

           3.- Proposal to change the method of compensation of the directors.

                      For         559,427
                      Against   3,988,109
                      Abstain     353,202


           4.-  Proposal to change the method of compensation of the C.E.O.

                      For          617,569
                      Against    3,946,688
                      Abstain      336,210

        Item 5 - Other Information

           On July 25, 1994 the Company and PV Financial, parent Company of Pacific Valley National Bank, announced the signing of a Definitive Agreement under which the Company will acquire all of the outstanding shares of PV Financial pursuant to a tax-free exchange of the Company's common stock.

        Item 6 - Exhibits and Reports on Form 8-K

           (a)   Exhibit 11: Computation of Earnings Per Share on Common
                             and Common Equivalent Shares and on Common
                             Shares Assuming Full Dilution

           (b)   Reports on Form 8-K : None



Exhibit 11

Westamerica Bancorporation
Computation of Earnings Per Share on Common and
Common Equivalent Shares and on
Common Shares Assuming Full Dilution


                                        For the three            For the six
                                         months ended            months ended
                                          June 30,                 June 30,
                                       ---------------         ----------------
                                       1994       1993         1994        1993
                                       ----       ----         ----        ----
Weighted average number of common
   shares outstanding              8,077,109  8,062,351   8,074,896   8,036,776
Assumed exercise of
   certain options                    81,439     75,604      77,699      74,244
                                   ---------  ---------   ---------   ---------
        Total                      8,158,548  8,137,955   8,152,595   8,111,020
                                   =========  =========   =========   =========

Net (loss) income  (in thousands)     $6,023    ($4,070)    $12,017     ($1,051)


Fully-diluted earnings per share       $0.74     ($0.50)      $1.47      ($0.13)
                                     =======    =======     =======      =======
Primary earnings per share             $0.75     ($0.50)      $1.49      ($0.13)
                                     =======    =======     =======      =======

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                              WESTAMERICA BANCORPORATION
                                                    (Registrant)



Date   August 5, 1994                        Dennis R. Hansen
       --------------                      ------------------------------
                                            Dennis R. Hansen, Senior
                                            Vice President and Controller