Form 10-Q
period 1994-09-30
WESTAMERICA BANCORPORATION
filed 1994-11-14
CIK 311094

                  UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON D.C. 20549

                    FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1994

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

         Yes [ x ]         No [   ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class         Shares outstanding as of November 7, 1994

Common Stock,
No Par Value               8,079,042

PART I. FINANCIAL INFORMATION

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                          September 30, (Unaudited)     December 31, (*)
                                                          -------------------------      --------------
                                                               1994            1993                1993
                                                               ----            ----                ----
ASSETS
  Cash and cash equivalents                                $115,532        $119,794            $102,618
  Money market assets                                           250             560                 250
  Trading account securities                                      -               -                  10
  Investment securities available for sale                  169,807               -             168,819
  Investment securities held to maturity
    Market values: $600,515 at September 30, 1994
                   $691,782 at September 30, 1993
                   $563,563 at December 31, 1993            618,523         674,468             557,057
  Loans, net of reserve for loan losses of:
                $27,553 at September 30, 1994
                $25,073 at September 30, 1993
                $25,587 at December 31, 1993              1,063,123       1,089,955           1,089,152
  Loan collateral substantively repossessed and OREO         12,830          26,114              17,905
  Land held for sale                                          1,466           1,156                 800
  Investment in joint venture                                     -             450                 766
  Premises and equipment, net                                23,834          25,243              25,341
  Interest receivable and other assets                       46,719          74,959              41,701
                                                         ----------      ----------          ----------
             Total assets                                $2,052,084      $2,012,699          $2,004,419
                                                         ==========      ==========          ==========
LIABILITIES
  Deposits:
    Non-interest bearing                                   $374,705        $371,643            $369,820
    Interest bearing:
      Transaction                                           281,940         277,829             289,322
      Savings                                               694,443         650,203             654,766
      Time                                                  363,889         441,328             417,320
                                                         ----------      ----------          ----------
      Total deposits                                      1,714,977       1,741,003           1,731,228
  Funds purchased                                           133,654          71,195              69,064
  Liability for interest, taxes and
    other expenses                                           12,913          39,213              15,328
  Notes and mortgages payable                                27,517          15,553              36,352
                                                         ----------      ----------          ----------
        Total liabilities                                 1,889,061       1,866,964           1,851,972

SHAREHOLDERS' EQUITY
  Authorized - 20,000 shares
  Issued and outstanding:
             8,075 at September 30, 1994
             8,078 at September 30, 1993
             8,080 at December 31, 1993                      53,661          52,483              52,499
  Capital surplus                                            10,289          10,831              10,831
  Unrealized (losses) gains on securities
    available for sale, net of tax                             (924)              -               2,527
  Retained earnings                                          99,997          82,421              86,590
                                                         ----------      ----------          ----------
        Total shareholders' equity                          163,023         145,735             152,447
                                                         ----------      ----------          ----------
      Total liabilities and shareholders' equity         $2,052,084      $2,012,699          $2,004,419
                                                         ==========      ==========          ==========

(*)Condensed from audited financial statements

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except when indicated)
                                         Three months ended         Nine months ended
                                            September 30,             September 30,
                                         ------------------        ------------------
                                            1994       1993           1994        1993
                                            ----       ----           ----        ----
INTEREST INCOME
Loans                                    $23,378    $24,174        $69,189     $75,902
Money market assets and funds sold             -          4              -         299
Trading account securities                     -          -              1           6
Investment securities available for sale   2,351          -          7,010           -
Investment securities held to maturity     8,277      9,037         23,666      27,246
                                         -------    -------        -------     -------
    Total interest income                 34,006     33,215         99,866     103,453

INTEREST EXPENSE
Transaction deposits                         702        811          2,098       3,501
Savings deposits                           4,346      3,799         11,707      11,485
Time deposits                              3,588      4,493         10,854      14,925
Funds purchased                            1,345        345          3,568       1,179
Long-term debt                               604        466          2,061       1,496
                                         -------    -------        -------     -------
    Total interest expense                10,585      9,914         30,288      32,586
                                         -------    -------        -------     -------
NET INTEREST INCOME                       23,421     23,301         69,578      70,867

Provision for loan losses                  1,470      1,605          4,680       7,847
                                         -------    -------        -------     -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                21,951     21,696         64,898      63,020

NON-INTEREST INCOME
Service charges on deposit accounts        2,951      3,178          8,909       9,627
Merchant credit card                         539        609          1,669       1,735
Mortgage banking                             133        618            653       1,158
Brokerage commissions                        134        234            502         619
Net investment securities gains                -         (1)           539          68
Other                                        779        937          2,480       5,730
                                         -------    -------        -------     -------
    Total non-interest income              4,536      5,575         14,752      18,937

NON-INTEREST EXPENSE
Salaries and related benefits              8,389      8,548         26,077      30,118
Occupancy                                  1,868      1,980          5,394       6,704
Equipment                                  1,241      1,077          3,546       4,969
FDIC insurance assessment                    969        998          2,963       3,089
Data processing                              926        903          2,795       2,804
Professional fees                            479        473          1,418       2,346
Other real estate owned                      271        350            596      10,971
Other                                      3,432      5,265         10,321      16,152
                                         -------    -------        -------     -------
    Total non-interest expense            17,575     19,594         53,110      77,153
                                         -------    -------        -------     -------
INCOME BEFORE INCOME TAXES                 8,912      7,677         26,540       4,804
 Provision for income taxes                2,626      2,552          8,237         730
                                         -------    -------        -------     -------
NET INCOME                                $6,286     $5,125        $18,303      $4,074
                                         =======    =======        =======     =======
Average shares outstanding                 8,077      8,072          8,075       8,051

PER SHARE DATA
Earnings                                    $.78       $.63          $2.27        $.51
Dividends declared                           .17        .14            .47         .42

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)                                                 For the nine months ended
                                                                     September 30,
                                                               -------------------------
                                                                     1994           1993
                                                                    -----          -----
OPERATING ACTIVITIES
Net income                                                        $18,303         $4,074
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                     2,810          2,771
  Loan loss provision                                               4,680          7,847
  Amortization of deferred net loan fees                             (801)          (417)
  Increase in interest income receivable                             (482)        (1,065)
  Increase in other assets                                         (4,953)        (4,126)
  Decrease in income taxes payable                                   (250)        (3,117)
  Increase (decrease) in interest expense payable                     313           (595)
  Increase (decrease) in other liabilities                            584         (4,326)
  Gain on sales of investment securities                             (539)           (68)
  Loss on sales/write-down of equipment                                77          1,464
  Originations of loans for resale                                (25,549)       (66,542)
  Proceeds from sale of loans originated for resale                23,506         69,788
  Net gain on sale of property acquired in satisfaction of debt      (523)            --
  Write-down on property acquired in satisfaction of debt             436          9,776
  Gain on sale of Sonoma Valley Bank                                   --           (669)
  Write-down on loan collateral substantively foreclosed              444             --
  Net maturities of trading securities                                 10             --
                                                                  -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          18,066         14,795
                                                                  -------        -------
INVESTING ACTIVITIES
Net repayments of loans                                            20,842         65,713
Purchases of money market assets                                       --           (325)
Purchases of investment securities available for sale             (89,981)            --
Purchases of investment securities held to maturity              (153,479)      (347,912)
Purchases of property, plant and equipment                         (1,314)        (2,519)
Proceeds from maturity/sale of money market assets                     --          1,131
Proceeds from maturity of securities available for sale            42,063             --
Proceeds from maturity of securities held to maturity              80,786        243,496
Proceeds from sale of securities available for sale                52,656            114
Proceeds from sale of Sonoma Valley Bank                               --          2,744
Proceeds from property acquired in satisfaction
   of debt                                                          6,152          3,189
Net repayments (additions) on loan collateral
   substantively foreclosed                                         1,894         (4,573)
                                                                  -------        -------
NET CASH USED IN INVESTING ACTIVITIES                             (40,381)       (38,942)
                                                                  -------        -------
FINANCING ACTIVITIES
Net decrease in deposits                                          (16,252)       (48,915)
Net increase in fed funds purchased                                64,590         59,157
Principal payments on notes and mortgages                          (8,835)        (3,784)
Issuance of shares of common stock                                    942          1,376
Retirement of stock                                                (1,415)            --
Dividends paid                                                     (3,801)        (3,390)
                                                                  -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          35,229          4,444
                                                                  -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               12,914        (19,703)
Cash and cash equivalents at beginning of period                  102,618        139,497
                                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $115,532       $119,794
                                                                 ========       ========
Supplemental disclosure of non-cash activities
  Loans transferred to other real estate owned and
    loan collateral substantively repossessed                       3,328         14,817
  Unrealized loss on securities available for sale                  3,451             --
Supplemental disclosure of cash flow activity
  Interest paid for the period                                     30,601         32,722
  Income tax payments for the period                                8,425          3,100

WESTAMERICA BANCORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank and Subsidiary, Napa Valley Bank, Bank of Lake County and Community Banker Services Corporation and Subsidiary, reported third quarter 1994 net income of $6.3 million or $.78 per share. On a year-to-date basis, the Company reported net income of $18.3 million, or $2.27 per share. This record level of earnings represents increases from third quarter 1993 and September 1993 year-to-date, when the Company reported earnings of $5.1 million and $4.1 million, respectively. The lower level of year-to-date earnings in 1993 is attributable to merger related charges, recognized in the second quarter of 1993, associated with the Napa Valley Bancorp acquisition.

COMPONENTS OF NET INCOME

Following is a summary of the components of net income for the periods indicated:

                                        For the three     For the nine
                                        months ended      months ended
                                        September 30,     September 30,
                                       --------------    --------------
(in millions)                           1994     1993     1994     1993
                                        ----     ----     ----     ----
Net interest income *                  $24.9    $24.0    $73.4    $72.9
Provision for loan losses               (1.5)    (1.6)    (4.7)    (7.8)
Non-interest income                      4.5      5.6     14.8     18.9
Non-interest expense                   (17.6)   (19.6)   (53.1)   (77.2)
Provision for income taxes *            (4.0)    (3.3)   (12.1)    (2.7)
                                        ----     ----    -----     ----
Net income                              $6.3     $5.1    $18.3     $4.1
                                        ====     ====    =====     ====
* Fully taxable equivalent basis (FTE)

COMPONENTS OF NET INCOME AS A PERCENT OF AVERAGE EARNING ASSETS

The components of net income (annualized) expressed as a percent of average earning assets are summarized in the following table for the periods indicated:

                                        For the three     For the nine
                                        months ended      months ended
                                        September 30,     September 30,
                                       --------------    --------------
                                        1994     1993     1994     1993
                                        ----     ----     ----     ----
Net interest income (FTE)               5.31%    5.43%    5.30%    5.51%
Provision for loan losses              -0.31%   -0.36%   -0.34%   -0.59%
Non-interest income                     0.97%    1.26%    1.07%    1.43%
Non-interest expense                   -3.75%   -4.43%   -3.84%   -5.83%
Provision for income taxes (FTE)       -0.88%   -0.74%   -0.87%   -0.21%
                                        ----     ----     ----     ----
Net income                              1.34%    1.16%    1.32%    0.31%
                                        ====     ====     ====     ====

Net income (annualized) as a percent
  of average total assets               1.22%    1.04%    1.20%    0.28%


ANALYSIS OF NET INTEREST INCOME AND MARGIN

During the continued decline in interest rates in most of 1993, the Company's interest-bearing liabilities were repriced downward which, combined with a more favorable composition of lower costing demand and savings account balances, prevented declining earning assets yields from significantly eroding the Company's net interest margin. The level of market interest rates increased during the first nine months of 1994 and, through rapid repricing of loans, increases in tax-free investment securities and conservative management of rates paid on interest-bearing liabilities, resulted in year-to-year increases in net interest income on an FTE basis, even after the continuing growth in the Company's lower-yielding investment securities portfolio. This is shown in the components of net interest income and in the analysis of net interest margin summarized as follows for the periods indicated:

                                        For the three     For the nine
                                        months ended      months ended
                                        September 30,     September 30,
(in millions)                          --------------    --------------
                                        1994     1993     1994     1993
                                        ----     ----     ----     ----
Interest income                        $34.0    $33.2    $99.9   $103.5
Interest expense                       (10.6)    (9.9)   (30.3)   (32.6)
FTE adjustment                           1.5      0.7      3.8      2.0
                                       -----    -----    -----    -----
  Net interest income (FTE)            $24.9    $24.0    $73.4    $72.9
                                       =====    =====    =====    =====

Net interest income (FTE) increased 4 percent to $24.9 million in the third quarter of 1994 from the $24.0 million earned during the third quarter of 1993. An $800,000 increase in interest income, mostly due to increases in market rates and a $800,000 increase in the FTE adjustment, as the Company's average balance in tax-exempt securities increased $89 million from the third quarter of 1993, were partially offset by a $700,000 increase in interest expense, principally due to the higher market rates and an increase of $80 million in higher costing short-term purchased funds.

Compared to the first nine months of 1993, net interest income (FTE) increased $500,000 or 1 percent as a result of a decrease of $3.6 million in interest income, a $2.3 million decrease in interest expense and an increase of $1.8 million in the FTE adjustment. Amortized loan fees, which are included in interest and fee income on loans were $183,000 lower during the third quarter of 1994 compared to 1993 and $1.1 million lower in the first nine months of 1994 than in the same period in 1993.

Analysis of Net Interest Margin (FTE)
                                        For the three     For the nine
                                        months ended      months ended
                                        September 30,     September 30,
                                       --------------    --------------
                                        1994     1993     1994     1993
                                        ----     ----     ----     ----
Yield on earning assets                 7.57%    7.67%    7.49%    7.97%
Cost of interest-bearing liabilities    2.78%    2.71%    2.67%    2.92%
                                        ----     ----     ----     ----
  Net interest spread                   4.79%    4.96%    4.82%    5.05%

Impact of non-interest bearing funds    0.52%    0.47%    0.48%    0.46%
                                        ----     ----     ----     ----
    Net interest margin                 5.31%    5.43%    5.30%    5.51%
                                        ====     ====     ====     ====


SUMMARY OF AVERAGE BALANCES, YIELDS/RATES AND INTEREST DIFFERENTIAL

During the third quarter of 1994, and following a continuing trend of rising market rates , the Company's index rate increased 150 basis points from the third quarter of 1993. On a year-to-date basis, 1994 the index rate was 80 basis points higher than for the same period of 1993. The Company repriced its floating rate assets and gradually has been adjusting the rate paid on interest-bearing liabilities. Due to the runoff of loans margin (FTE) decreased 12 basis points and 21 basis points, respectively, from the third quarter and the first nine months of 1993. The Company's current strategy focuses on loan growth.

Comparing the third quarter of 1994 with the same period in 1993, a lower yielding asset mix, affected the average yield on earning assets, which declined 10 basis points from the third quarter of 1993. The average balances of low-cost deposits for the third quarter of 1994 increased $74 million from the same period of 1993. In addition, higher-rate average time deposit balances decreased $85 million and long-term debt average balances increased $12 million with a reduction of 281 basis points in rates paid. However, the average rate paid on low-cost deposits increased 7 basis points from the third quarter of 1993, and third quarter 1994 purchased funds average balances increased $80 million from the same period a year ago, with an increase of 114 basis points in average rates paid. The combination of these factors resulted in an overall increase in the weighted average rate paid on total interest-bearing liabilities of 7 basis points from the third quarter of 1993. The average volume of low-cost deposits for the first nine months of 1994 increased $73 million or 6 percent from the same period in 1993, while higher-rate time deposits decreased $104 million from the same period a year ago, representing a 21 percent decrease. Long-term debt average balances increased $14 million from the same period in 1993 with a reduction in the average rate of 262 basis points. Offsetting these favorable trends, average balances of short-term purchased funds increased $80 million from the first nine months of 1993 with a 33 basis point increase in rates paid. In addition, a lower yielding asset mix due to the continued runoff of construction, commercial and installment loans replaced by lower yielding investment securities, affected the average yield on earning assets, which declined 48 basis points from the first nine months of 1993.

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

Distribution of assets, liabilities and shareholders' equity.

                                                 For the three months ended
                                                     September 30, 1994
(dollars in thousands)                           ---------------------------
                                                           Interest    Rates
                                                 Average    income/  earned/
                                                  balance   expense     paid
Assets                                           --------   -------  -------
Money market assets and funds sold                   $250       $--       -- %
Trading account securities                              5        --     0.00
Investment securities                             786,909    12,116     6.11
Loans:
  Commercial                                      582,987    13,103     8.92
  Real estate construction                         38,909     1,038    10.59
  Real estate residential                         179,391     3,119     6.90
  Consumer                                        272,718     6,118     8.90
                                                ---------    ------
Earning assets                                  1,861,169    35,494     7.57

Other assets                                      191,137
                                               ----------
    Total assets                               $2,052,306
                                               ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                    $365,187       $--       -- %
  Savings and interest-bearing
    transaction                                   992,002     5,048     2.02
  Time less than $100,000                         277,927     2,735     3.90
  Time $100,000 or more                            91,405       853     3.70
                                                ---------    ------
    Total interest-bearing deposits             1,361,334     8,636     2.52
Funds purchased                                   122,834     1,345     4.35
Notes and mortgages payable                        28,179       604     8.50
                                                ---------    ------
  Total interest-bearing liabilities            1,512,347    10,585     2.78
Other liabilities                                  14,103
Shareholders' equity                              160,669
                                                ---------
  Total liabilities and shareholders' equity   $2,052,306
                                               ==========
Net interest spread (1)                                                 4.79 %
Net interest income and interest margin (2)                 $24,908     5.31 %
                                                            =======     ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.

                                                 For the three months ended
                                                     September 30, 1993
(dollars in thousands)                           ---------------------------
                                                           Interest    Rates
                                                 Average    income/  earned/
                                                  balance   expense     paid
Assets                                           --------   -------  -------
Money market assets and funds sold                   $725        $4     2.00 %
Trading account securities                             10        --       --
Investment securities                             632,170     9,726     6.10
Loans:
  Commercial                                      608,466    13,417     8.75
  Real estate construction                         53,250       914     6.81
  Real estate residential                         161,258     3,134     7.71
  Consumer                                        296,937     6,709     8.96
                                                ---------    ------
Earning assets                                  1,752,816    33,904     7.67

Other assets                                      202,439
                                                ---------
    Total assets                               $1,955,255
                                               ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                    $343,575       $--       -- %
  Savings and interest-bearing
    transaction                                   939,769     4,610     1.95
  Time less than $100,000                         328,116     3,367     4.07
  Time $100,000 or more                           126,576     1,126     3.53
                                                ---------    ------
    Total interest-bearing deposits             1,394,461     9,103     2.59
Funds purchased                                    42,688       345     3.21
Notes and mortgages payable                        16,338       466    11.31
                                                ---------    ------
  Total interest-bearing liabilities            1,453,487     9,914     2.71
Other liabilities                                  15,551
Shareholders' equity                              142,642
                                                ---------
  Total liabilities and shareholders' equity   $1,955,255
                                               ==========
Net interest spread (1)                                                 4.96 %
Net interest income and interest margin (2)                 $23,990     5.43 %
                                                            =======     ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.

                                                For the nine months ended
                                                   September 30, 1994
(dollars in thousands)                           ---------------------------
                                                           Interest    Rates
                                                 Average    income/  earned/
                                                  balance   expense     paid
Assets                                           --------   -------  -------
Money market assets and funds sold                   $250       $--       -- %
Trading account securities                             46         1     3.94
Investment securities                             763,033    34,466     6.04
Loans:
  Commercial                                      592,617    38,592     8.71
  Real estate construction                         40,202     3,071    10.21
  Real estate residential                         174,928     9,263     7.08
  Consumer                                        278,622    18,263     8.76
                                                ---------    ------
Earning assets                                  1,849,698   103,656     7.49

Other assets                                      189,237
                                                ---------
    Total assets                               $2,038,935
                                               ==========

Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                    $354,120       $--       -- %
  Savings and interest-bearing
    transaction                                   971,179    13,805     1.90
  Time less than $100,000                         286,659     8,222     3.83
  Time $100,000 or more                           100,849     2,632     3.49
                                                ---------    ------
    Total interest-bearing deposits             1,358,687    24,659     2.43
Funds purchased                                   125,322     3,568     3.81
Notes and mortgages payable                        30,975     2,061     8.90
                                                ---------    ------
  Total interest-bearing liabilities            1,514,984    30,288     2.67
Other liabilities                                  13,795
Shareholders' equity                              156,036
                                                ---------
  Total liabilities and shareholders' equity   $2,038,935
                                               ==========
Net interest spread (1)                                                 4.82 %
Net interest income and interest margin (2)                 $73,368     5.30 %
                                                            =======     ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.

                                                 For the nine months ended
                                                    September 30, 1993
(dollars in thousands)                           ---------------------------
                                                           Interest    Rates
                                                 Average    income/  earned/
                                                  balance   expense     paid
Assets                                           --------   -------  -------
Money market assets and funds sold                $11,356      $299     3.51 %
Trading account securities                            243         6     3.15
Investment securities                             602,083    29,262     6.50
Loans:
  Commercial                                      618,669    40,705     8.80
  Real estate construction                         58,171     3,635     8.36
  Real estate residential                         170,120    10,239     8.05
  Consumer                                        307,573    21,323     9.27
                                                ---------   -------
Earning assets                                  1,768,215   105,469     7.97

Other assets                                      197,851
                                                ---------
    Total assets                               $1,966,066
                                               ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                    $315,509       $--       -- %
  Savings and interest-bearing
    transaction                                   937,199    14,986     2.14
  Time less than $100,000                         349,672    11,096     4.24
  Time $100,000 or more                           141,929     3,828     3.61
                                                ---------   -------
    Total interest-bearing deposits             1,428,800    29,910     2.80
Funds purchased                                    45,315     1,180     3.48
Notes and mortgages payable                        17,365     1,496    11.52
                                                ---------   -------
  Total interest-bearing liabilities            1,491,480    32,586     2.92
Other liabilities                                  14,594
Shareholders' equity                              144,483
                                                ---------
  Total liabilities and shareholders' equity   $1,966,066
                                               ==========
Net interest spread (1)                                                 5.05 %
Net interest income and interest margin (2)                 $72,883     5.51 %
                                                            =======     ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

RATE AND VOLUME VARIANCES. The following table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components. Amounts are calculated on a fully taxable equivalent basis using the current statutory federal tax rate

                                        Three months ended 9-30-94
                                               compared to
                                        three months ended 9-30-93
                                       ----------------------------
(in thousands)                          Volume       Rate     Total
                                        ------       ----     -----
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold              ($2)       ($2)      ($4)
  Trading account securities                --         --        --
  Investment securities                  2,383          7     2,390
  Loans:
    Commercial                            (582)       268      (314)
    Real estate construction              (118)       242       124
    Real estate residential               (249)       234       (15)
    Consumer                              (544)       (47)     (591)
                                      --------   --------  --------
      Total loans                       (1,493)       697      (796)
                                      --------   --------  --------
Total increase in interest and
      fee income                           888        702     1,590
                                      --------   --------  --------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing               261        177       438
    Time less than $100,000               (497)      (135)     (632)
    Time $100,000 or more                 (332)        59      (273)
                                      --------   --------  --------
     Total interest-bearing               (568)       101      (467)
  Funds purchased                          840        160     1,000
  Notes and mortgages payable              211        (73)      138
                                      --------   --------  --------
    Total increase in
            interest expense               483        188       671
                                      --------   --------  --------
   Increase in net
        interest income                   $405       $514      $919
                                      ========   ========  ========

RATE AND VOLUME VARIANCES. Amounts are calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

                                        Nine months ended 9-30-94
                                               compared to
                                        nine months ended 9-30-93
                                       ----------------------------
(in thousands)                          Volume       Rate     Total
                                        ------       ----     -----
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold            ($148)     ($151)    ($299)
  Trading account securities                (6)         1        (5)
  Investment securities                  7,072     (1,868)    5,204
  Loans:
    Commercial                          (1,700)      (413)   (2,113)
    Real estate construction            (2,017)     1,453      (564)
    Real estate residential                300     (1,276)     (976)
    Consumer                            (1,938)    (1,122)   (3,060)
                                      --------   --------  --------
      Total loans                       (5,355)    (1,358)   (6,713)
                                      --------   --------  --------
Total increase in interest and
      fee income                        $1,563    ($3,376)  ($1,813)
                                      --------   --------  --------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing               573     (1,754)   (1,181)
    Time less than $100,000             (1,874)    (1,000)   (2,874)
    Time $100,000 or more               (1,076)      (120)   (1,196)
                                      --------   --------  --------
     Total interest-bearing             (2,377)    (2,874)   (5,251)
  Funds purchased                        2,269        119     2,388
  Notes and mortgages payable              796       (231)      565
                                      --------   --------  --------
    Total increase in
            interest expense               688     (2,986)   (2,298)
                                      --------   --------  --------
   Increase in net
        interest income                   $875      ($390)     $485
                                      ========   ========  ========

PROVISION FOR LOAN LOSSES

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors.

Continuing improvements in credit quality allowed the Company to lower its provision for loan losses to $1.5 million in the third quarter of 1994, compared to $1.6 million in the same period in 1993. The Company anticipates a further reduction to $1.4 million in the fourth quarter of 1994. For the first nine months of 1994, the provision for loan losses was $4.7 million, compared to $7.8 million in the same period of 1993. The higher level in 1993 includes a provision of $3.1 million made to recognize losses in the loan portfolio of Napa Valley Bank, a subsidiary of Napa Valley Bancorp which was acquired on April 15, 1993.

NON-INTEREST INCOME

The following table summarizes the components of non-interest income for the periods indicated.

                                        For the three     For the nine
                                        months ended      months ended
                                        September 30,     September 30,
                                       --------------    --------------
(in millions)                           1994     1993     1994     1993
                                        ----     ----     ----     ----
Service charges on deposits accounts   $2.95    $3.18    $8.91    $9.63
Merchant credit card                    0.54     0.61     1.67     1.74
Mortgage banking income                 0.13     0.62     0.65     1.16
Brokerage commissions                   0.13     0.23     0.50     0.62
Net investment securities gains            -        -     0.54     0.07
Other non-interest income               0.79     0.94     2.48     5.72
                                       -----    -----    -----    -----
  Total                                $4.54    $5.58   $14.75   $18.94
                                       =====    =====    =====    =====

The $1.04 million decrease in non-interest income during the third quarter of 1994 compared to the third quarter of 1993 resulted from decreases in all categories, including $490,000 lower mortgage banking income and $230,000 lower service charges on deposit accounts. As interest rates rose, mortgage banking income decreased mostly due to reduced mortgage refinancing volumes. The lower service charges on deposit accounts are partially attributable to higher average balances maintained by customers. The $4.19 million decrease in non-interest income during the first nine months of 1994 compared to the same period in 1993 resulted mainly from the recognition, in 1993, of a $1.32 million deferred gain on an earlier sale of automobile receivables, a $669,000 gain on the sale of the Company's 50 percent shareholding in Sonoma Valley Bank, a one branch subsidiary bank in Sonoma, income received on income tax refunds in the amount of $909,000, and a $238,000 gain on the sale of Napa Valley Bank's credit card portfolio. In addition, the non-interest income year-to-date variance from prior year includes lower service charges on deposit accounts and mortgage banking income, $720,000 and $510,000, respectively. Partially offsetting these changes, the first nine months of 1994 includes $540,000 in securities gains realized from the available-for-sale securities portfolio, which was repositioned due to rising market interest rates.

NON-INTEREST EXPENSE

The following table summarizes the components of non-interest expense for the periods indicated.

                                        For the three     For the nine
                                        months ended      months ended
                                        September 30,     September 30,
                                       --------------    --------------
(in millions)                           1994     1993     1994     1993
                                        ----     ----     ----     ----
Salaries                               $7.28    $7.52   $22.36   $25.88
Other personnel                         1.11     1.03     3.72     4.24
Occupancy                               1.87     1.98     5.39     6.70
Equipment                               1.24     1.08     3.55     4.97
FDIC deposit insurance                  0.97     1.00     2.96     3.09
Data processing services                0.93     0.90     2.80     2.80
Professional fees                       0.48     0.47     1.42     2.35
Loan expense                            0.36     0.37     1.06     1.12
Postage                                 0.37     0.33     1.02     1.02
Courier service                         0.32     0.30     0.94     0.89
Stationery and supplies                 0.35     0.41     0.93     1.60
Advertising and public relations        0.36     0.30     0.86     1.40
Operational losses                      0.20     1.21     0.76     1.62
Merchant credit card                    0.21     0.34     0.61     0.88
Other real estate owned                 0.27     0.35     0.60    10.97
Other non-interest expense              1.26     2.00     4.13     7.62
                                      ------   ------   ------   ------
                                      $17.58   $19.59   $53.11   $77.15
                                      ======   ======   ======   ======

Non-interest expense continues to show the effects of cost controls and the benefits resulting from the consolidation of operations after the merger with Napa Valley Bancorp. For the third quarter of 1994, expenses decreased in most categories from the third quarter of 1993, including employee related expenses, occupancy, stationery and supplies, other real estate owned and merchant credit card. In addition, a decrease in operational losses reflects the inclusion, in the third quarter of 1993, of an isolated case in a Westamerica Bank branch. The lower FDIC deposit insurance charges are due, in part, to the strengthened condition of the Napa Valley Bank subsidiary. The Company anticipates further decreases in 1995 as the Bank Insurance Fund reserves increase to meet levels mandated by Congress. Partially offsetting these favorable variances, increases in third quarter 1994 non-interest expense included equipment expense, due to one-time writeoffs following the closure of three Westamerica Bank branches, and advertising and public relations expenses, which includes charges related to a marketing campaign geared to stimulate growth in the Company's loan portfolio.

The higher level of non-interest expense in the first nine months of 1993 is the direct result of merger related OREO expenses and other costs associated with the Napa Valley Bancorp merger. OREO expense in 1993 includes the write-down of assets acquired in the merger to net realizable value. Occupancy and equipment expenses in 1993 also include one-time merger related expenses including writeoffs of excess capacity and equipment and obsolete inventories of stationary and supplies. The higher 1993 levels of professional fees is also the result of merger activities. The one-time merger related expenses totaled an estimate of $16.3 million recognized in the first half of 1993.

PROVISION FOR INCOME TAX

The Company's provision for income tax for the third quarter and the first nine months of 1994 totaled $2.6 million and $8.2 million, respectively, compared to $2.6 million and $730,000, respectively, for comparable periods in 1993. The results for 1994 and the third quarter of 1993 are directly attributable to pretax earnings; the lower provision recognized during the first nine months of 1993 result from the operating losses reported during the second quarter of 1993, due to the merger with Napa Valley Bancorp. Also, the provision for income taxes in 1994 was comparatively higher than 1993 to reflect the increases in federal and franchise statutory rates.

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

The following is a summary of classified assets on the dates indicated:

                                       September 30,   December 31,
(in millions)                          ---------------    -------
                                         1994     1993       1993
                                         ----     ----       ----
Classified loans                       $45.74   $46.35     $45.66
Other classified assets                 12.83    26.11      17.91
                                       ------   ------     ------
Total classified assets                $58.57   $72.46     $63.57
                                       ======   ======     ======
Reserve for loan losses as a percentage
     of classified loans                   60%      54%        56%

Classified loans at September 30, 1994, decreased $610,000 to $45.7 million from a year ago levels, reflecting improvements in borrowers' financial condition and satisfaction of debt. The improvement is primarily due to the repayment of classified real estate construction loans. Other classified assets, which decreased $13.3 million from prior year, include decreases in loan collateral substantively foreclosed and other real estate owned of $8.4 million and $4.9 million, respectively.

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing, other real estate owned, and loans classified as substantively foreclosed. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. Loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing non-accrual" and are included in total non-performing assets. Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

The following is a summary of non-performing assets on the dates indicated:

(in millions)                            September 30, December 31,
                                         -------------  ---------
                                         1994     1993       1993
                                         ----     ----       ----
Performing non-accrual loans            $2.13    $0.77      $1.85
Non-performing non-accrual loans         5.04     6.69       7.22
                                       ------   ------     ------
  Total non-accrual loans                7.17     7.46       9.07

Loans 90 days past due and  still
  accruing                               0.15     0.40       0.32
                                       ------   ------     ------
  Total non-performing loans             7.32     7.86       9.39
Loan collateral substantively
  foreclosed                             2.01    10.39       5.38
Other real estate owned                 10.82    15.72      12.53
                                       ------   ------     ------
  Total non-performing assets          $20.15   $33.97     $27.30
                                       ======   ======     ======

Reserve for loan losses as a percentage
of non-performing loans                   377%     319%       272%

Performing non-accrual loans increased $1.36 million at September 30, 1994 from $770,000 at September 30, 1993 and increased $280,000 from $1.85 million at December 31, 1993. Non-performing non-accrual loans of $5.04 million at September 30, 1994, decreased $1.65 million and $2.18 million from September 30, 1993 and December 31, 1993, respectively. The reduction in total non-accrual loans from September 30, 1993, was principally due to commercial and construction loan deletions. The decreases in loans substantively foreclosed and OREO were due to loan payoffs, partial write-downs, liquidations and sale of loan collateral that had been received in satisfaction of debt. The amount of gross interest income that would have been recorded for non-accrual loans for the three and nine months ending September 30, 1994, if all such loans had been current in accordance with their original terms during the period was $170,000 and $643,000, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and nine months ended September 30, 1994 totaled $119,000 and $302,000, respectively, representing annualized yields of 6.31 percent and 4.40 percent, respectively. Cash payments received which were applied against the book balance of non-accrual loans outstanding at September 30, 1994, totaled $236,000.

The Company's reserve for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. While these factors are judgmental and may not be reduced to a mathematical formula, the $27.6 million reserve for loan losses, which constituted 2.53 percent of total loans at September 30, 1994, is considered to be adequate as a reserve against inherent losses. As of September 30, 1994 $17.3 million of the total reserve for loan losses was specifically allocated to loan balances; the unallocated portion of the reserve was $10.3 million. The loan portfolio is continuously evaluated considering current economic conditions that will dictate future reserve levels.

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                         For the three       For the nine
                                         months ended        months ended
(in millions)                            September 30,       September 30,
                                        --------------      --------------
Reserve for loan losses                  1994     1993       1994     1993
                                         ----     ----       ----     ----
Balance, beginning of period            $27.2    $24.5      $25.6    $24.7
Loan loss provision                       1.5      1.6        4.7      7.8

Credit losses                            (1.7)    (1.7)      (4.3)    (8.2)
Credit loss recoveries                    0.6      0.7        1.6      1.5
                                        -----    -----      -----    -----
  Net credit losses                      (1.1)    (1.0)      (2.7)    (6.7)
Sale of Sonoma Valley Bank                  -        -          -     (0.7)
                                        -----    -----      -----    -----
Balance, end of period                  $27.6    $25.1      $27.6    $25.1
                                        =====    =====      =====    =====
Reserve for loan losses as a
percentage of loans outstanding          2.53%    2.25%

In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and No. 15. In October 1994, the FASB issued Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which amended the income recognition and disclosure provision of SFAS 114. SFAS 114 and SFAS 118 are effective January 1, 1995.

Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under SFAS 114, impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. Alternatively, impairment may be measured by using the loan's observable market price or the fair value of the collateral if repayment is expected to be provided solely by the underlying collateral. The Company intends to implement SFAS 114 and SFAS 118 in January 1995. The impact of implementation on the financial statements will not be material.

ASSET AND LIABILITY MANAGEMENT

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The Company's principal sources of liquidity are current period earnings and investment securities available for sale. At September 30, 1994, investment securities available for sale totaled $169.8 million.

Another significant source of asset liquidity is generated by the Company's operating activities. The Company's profitability in the first nine months of 1994 was the main contributor to the $ 18.1 million increase in the cash flow provided from operations. The Company's net income for the first nine months of 1993, before second quarter 1993 non-cash charges related to asset write-downs and an increased loan loss provision following the Napa Valley Bancorp merger, was the main reason for the $ 14.8 million increase in cash flow provided by operating activities for the first nine months of 1993.

Additional cash flow is provided by and used in financing activities, primarily customer deposits and short-term borrowings from banks. In the first nine months of 1994, financing activities provided $35.2 million, including an increase of $64.6 million in short-term purchased funds partially offset by a reduced decline in deposit balances of $16.3 million, a reduction of $8.8 million in long-term debt and other cash flow uses including dividends paid to shareholders and retirement of stock. In the first nine months of 1993, financing activities provided $4.4 million, which included a $59.2 million increase in short-term purchased funds partially offset by a $48.9 million decrease in customer deposits, reductions to long-term debt and dividends paid to shareholders.

The Company uses cash flows from operating and financing activities primarily to make investments in investment securities and loans. Reflecting the Company's strategy to reduce exposure to loans with higher credit risk, net loan repayments were $20.8 million during the first nine months of 1994. This compares to $65.7 million for the same period in 1993, which included the sale of a subsidiary bank with $ 37.2 million in loan balances. The net repayment of loans resulted in added liquidity for the Company, which was used to increase its investment securities portfolio by $68.0 million and $104.3 million during the first nine months of 1994 and 1993, respectively. The Company's current strategy is to grow the loan portfolio with high quality loans extended to financially strong customers in the markets served by the three subsidiary banks.

The Company expects its cash provided by operations to increase through the end of 1994 due to retained profits. For the same period, it is anticipated that the investment securities portfolio and demand for loans will moderately increase. It is also anticipated that deposit balances will grow through the end of the current year.

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

Interest rate swaps are agreements to exchange interest payments computed on notional amounts. The notional amounts do not represent exposure to credit risk. However, these agreements expose the Company to market risks associated with fluctuations of interest rates and credit risk associated with the counterparty's ability to meet its interest payment obligation.

The Company minimizes this credit risk by entering into contracts with well-capitalized money-center banks, and by requiring settlement of only the net difference between the exchanged interest payments.

As of September 30, 1994, the Company had entered into four interest rate swaps. Two of these contracts have notional amounts totaling $50 million and are scheduled to terminate in November and December of 1994. The Company pays an average fixed rate of interest of 5.06 percent and receives a variable rate of interest based on the three-month London Interbank Offering Rate ("LIBOR"). The other two contracts, have notional amounts totaling $60 million and terminate in August of 1995. The Company pays a variable rate based on three-month LIBOR and receives an average fixed rate of interest of 4.11 percent. The three-month LIBOR rate has averaged 3.75 percent from the date the first two swaps were entered through September 30, 1994 and 4.00 percent from the date the second two swaps were entered through September 30, 1994. The effect of entering into these contracts resulted in a decrease to net interest income of $403,000 for the first nine months of 1994 compared to a decrease of $557,000 during the comparable period in 1993. At September 30, 1994, the fair value of the interest rate swaps was a loss of $1.0 million.

In October 1994, the FASB issued statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", (SFAS 119) which requires disclosures about derivative financial instruments. SFAS 119 is effective for financial statements issued for fiscal years ending after December 15, 1994. The Company's adoption of SFAS 119 will not impact earnings or capital.

The primary analytical tool used by the Company to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than five percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 1994 does not expose the Company to an unacceptable level of interest rate risk.

CAPITAL RESOURCES

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $163.0 million at September 30, 1994, representing an increase of $17.3 million or 12 percent from September 30, 1993 and an increase of $10.6 million, or 7 percent, from December 31, 1993. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to
7.94 percent at September 30, 1994, from 7.24 percent a year ago. The ratio of Tier I capital to risk-adjusted assets increased to 12.39 percent at September 30, 1994 compared to 10.43 percent at September 30, 1993 and
11.11 percent at December 31, 1993. Total capital to risk-adjusted assets increased to 15.17 percent at September 30, 1994 compared to 12.24 percent at September 30, 1993 and 14.40 percent at December 31, 1993.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                        September 30,   December 31,
                                        ------------    ------------
                                        1994     1993           1993
                                        ----     ----           ----
Tier I Capital                         12.39%   10.43%         11.11%
Total Capital                          15.17%   12.24%         14.40%
Leverage ratio                          7.97%    7.41%          7.42%


The risk-based capital ratios improved in 1994 due to a more rapid growth in equity than total assets, in conjunction with the decline in loan volumes and increase in investment securities, which reduced the level of risk-adjusted assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of regulatory definitions of "well capitalized".


INTERIM PERIODS

The financial information of the Company included herein for September 1994 and 1993 is unaudited; however, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Those adjustments are normal and recurring in nature.

The results of operations for the nine-month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1993.

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

     None

 Item 5 - Other Information

     None

 Item 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibit 11: Computation of Earnings Per Share on Common
                       and Common Equivalent Shares and on Common
                       Shares Assuming Full Dilution

     (b) Reports on Form 8-K : On July 28, 1994, the Company filed Form 8-K announcing the signing of a Definitive Agreement under which all of the outstanding shares of PV Financial, parent of Pacific Valley National Bank, will be exchanged for shares of the Company's Common Stock pursuant to a tax-free exchange.

Exhibit 11

WESTAMERICA BANCORPORATION
COMPUTATION OF EARNINGS PER SHARE ON
COMMON AND COMMON EQUIVALENT SHARES
AND ON COMMON SHARES ASSUMING FULL DILUTION



                               For the three months    For the nine months
                                ended September 30,     ended September 30,
                               ---------------------   ---------------------
                                    1994        1993        1994        1993
                                    ----        ----        ----        ----
Weighted average number of
  common shares outstanding    8,076,665   8,072,044   8,075,492   8,050,841

Assumed exercise on
  certain options                 90,347      72,421      82,029      73,636
                               ---------   ---------   ---------   ---------
         Total                 8,167,012   8,144,465   8,157,521   8,124,477
                               =========   =========   =========   =========

Net income  (in thousands)        $6,286      $5,125     $18,303      $4,074


Fully-diluted
  earnings per share               $0.77       $0.63       $2.24       $0.50
                                  ======      ======      ======      ======

Primary earnings per share         $0.78       $0.63       $2.27       $0.51
                                  ======      ======      ======      ======

SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    WESTAMERICA BANCORPORATION

                                          (Registrant)


Date: November 9, 1994               Dennis R. Hansen
      ----------------              -------------------------
                                    Dennis R. Hansen
                                    Senior Vice President and
                                    Controller