Form 10-K
WESTAMERICA BANCORPORATION
filed 1995-03-31
CIK 311094

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K
                                ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           FOR THE YEAR ENDED               COMMISSION FILE NUMBER
            DECEMBER 31, 1994                               1-9383

                          WESTAMERICA BANCORPORATION
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                         94-2156203
           (State of incorporation)               (I.R.S. Employer
                                              Identification Number)
               1108 FIFTH AVENUE, SAN RAFAEL, CALIFORNIA  94901
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

    Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock, as of March 24, 1995:  $281,124,395

     Number of shares outstanding of each of the registrant's classes of common  stock, as of March 24, 1995.

             Title of Class                    Shares Outstanding
              Common Stock, no par value              9,200,164

                     Documents Incorporated by Reference
            Document*                          Incorporated Into:
                     Proxy Statement dated March 21, 1995
                      for Annual Meeting of Shareholders
              to be held on April 25, 1995             Part III

          * Only selected  portions of the  documents specified are
       incorporated by reference into this report, as more particularly described herein. Except to the extent expressly incorporated herein by reference, such documents shall not be deemed to be filed as part of this Annual Report on Form 10-K.


                                TABLE OF CONTENTS



                                                                   Page

PART-I

Item 1    Business. . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2    Description of Property . . . . . . . . . . . . . . . . .  12
Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . .  13
Item 4    Submission of Matters to a Vote of Security Holders . . .  13


PART-II

Item 5    Market for Registrant's Common Equity and
          Related Stockholder Matters . . . . . . . . . . . . . . .  13
Item 6    Selected Financial Data . . . . . . . . . . . . . . . . .  15
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . .  16
Item 8    Financial Statements and Supplementary Data . . . . . . .  35
Item 9    Disagreements on Accounting and Financial Disclosure. . .  65


PART-III

Item 10   Directors and Executive Officers of the Registrant. . . .  65
Item 11   Executive Compensation. . . . . . . . . . . . . . . . . .  65
Item 12   Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . . . .  65
Item 13   Certain Relationships and Related Transactions. . . . . .  65



PART-IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .  66


                                    PART I

ITEM I.  Business

WESTAMERICA BANCORPORATION (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHC"), as amended. It was incorporated under the laws of the State of California as "Independent Bankshares Corporation" on February 11, 1972. Its principal executive offices are located at 1108 Fifth Avenue, San Rafael, California 94901, and its telephone number is (415) 257-8000. The Company provides a full range of banking services to individual and corporate customers in Northern California through its subsidiary banks (the "Banks"), Westamerica Bank and Subsidiary, Bank of Lake County and Napa Valley Bank. The Banks are subject to competition from other financial institutions and regulations of certain agencies and undergo periodic examinations by those regulatory authorities.

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

In mid-1983, the Company consolidated the six subsidiary banks into a single subsidiary bank. The consolidation was accomplished by the merger of the five state chartered banks (Bank of Marin, Bank of Sonoma County, Bank of Lake County, Gold Country Bank and Vaca Valley Bank) into First National Bank of Mendocino County which subsequently changed its name to Westamerica Bank ("WAB"), a national banking association organized and existing under the laws of the United States. The Company also owns all the capital stock of Westcore, formerly Learnex Corp., a newly formed company which will engage in planning and servicing retirement and employee benefit programs.

On February 28, 1992 the Company acquired John Muir National Bank through a merger of such bank into WAB in exchange for the issuance of the Company's Common Stock for all of the outstanding shares of John Muir National Bank. This business transaction was accounted for as a pooling-of-interests basis.

On April 15, 1993, the Company acquired Napa Valley Bancorp, a bank holding company, whose subsidiaries included Napa Valley Bank, 88 percent interest in Bank of Lake County, 50 percent interest in Sonoma Valley Bank, Suisun Valley Bank and Napa Valley Bancorp Services Association, established to provide data processing and other services to Napa Valley Bancorp's subsidiaries. This business transaction (the "Merger") was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements and financial data for periods prior to the combination have been restated to include the accounts and results of operations of Napa Valley Bancorp. Shortly after the Merger Suisun Valley bank was merged into Westamerica Bank, the name of Napa Valley Bancorp Services Corporation was changed to Community Banker Services Corporation and the Company sold its 50 percent interest in Sonoma Valley Bank.

In June, 1993, the Company accepted from Westamerica Bank a dividend in the form of all outstanding shares of capital stock of that bank's subsidiary, Weststar Mortgage Corporation, a California corporation established to conduct mortgage banking activities. Immediately after the receipt of this dividend, the Company contributed all of the capital stock of Weststar Mortgage Corporation to its subsidiary, Community Banker Services Corporation.

Westamerica Bank and Bank of Lake County became state chartered banks in June 1993 and December 1993, respectively.

In December 1994, the Company finished purchasing the remaining 12 percent investment in Bank of Lake County from outside investors, becoming the sole owner of the Bank of Lake County.

Regarding upcoming pending acquisitions, please see Note 18 to the consolidated financial statements included in this report.

At December 31, 1994, the Company had consolidated assets of approximately $2.03 billion, deposits of approximately $1.69 billion and shareholders' equity of approximately $166.2 million.

The Banks are engaged in the banking business through 48 offices in eleven counties in Northern California, including eleven offices in Marin County, nine in Sonoma County, seven in Solano County, seven in Napa County, three in Contra Costa County, four in Lake County, two in Mendocino County, two in Nevada County, one in Sacramento County, one in San Francisco County and one in Placer County. All offices are equipped to meet prescribed security requirements.

The Banks own fifteen banking offices and three administrative service centers including the Company's and Westamerica Bank's headquarters. Thirty-three banking offices and two support facilities are leased. Substantially all of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.


Service Area

The Banks serve the following ten major market areas:

Marin County. Marin County is one of the most affluent counties in California and has a population of approximately 244,100. San Rafael and Novato are the largest communities in the county, with populations of approximately 52,700 and 49,050, respectively, in close proximity to San Francisco. The area served by WAB is a relatively densely populated area whose economic make-up is primarily residential, commercial and light industrial.

Sonoma-Mendocino Counties. Of the eight San Francisco Bay Area counties, Sonoma County is the largest geographically. The population of the county is approximately 427,500. The City of Santa Rosa is the largest population center in Sonoma County with an estimated population of 124,900 people. Light industry, agriculture and food processing are the primary industries in Sonoma County, with tourism and recreational activities growing steadily. WAB also has two branch locations in southern Mendocino County, population 83,600, where the major business of the county is agriculture.

Nevada County. WAB is currently serving most of Nevada County, the area generally known as the "Gold Country." The population of the entire county is approximately 87,700. Tourism, agriculture and wood products manufacturing are the major industries.

Solano County. WAB serves all of Solano County, with an estimated population of 375,300. Vallejo is the largest city in the county, with a population of approximately 116,100. While light industry and the service sector is growing steadily, the federal government is the largest employer in the county.

Sacramento County. In 1982, WAB established an office in the city of Sacramento, the state capital of California. The county has a population of approximately 1,137,400. Major industries include agriculture, government, manufacturing and wholesale and retail trade. Sacramento is also a major transportation center for the State.

Contra Costa County. During 1984, WAB opened an office in the city of Walnut Creek, to serve Contra Costa County's growing commercial and industrial construction industry. In 1992, the Company acquired John Muir National Bank whose four banking offices in Martinez, Pittsburg and Antioch were merged into WAB. The population of Contra Costa County is approximately 874,700.

San Francisco County. In 1987, WAB opened an office in the financial center of the city of San Francisco, with a focus on commercial lending and deposit relationships in that city.

Placer County. In September 1991, WAB opened a new branch in Roseville, which is approximately 15 miles east of the Sacramento office and serves the growing area of the Sierra Nevada foothills. The population of Placer County is approximately 200,100.

Lake County. Bank of Lake County, ("the Lake County's Bank"), has office locations in Lake County, with an estimated population of approximately 57,300. Agriculture is the primary industry followed closely by recreation and tourism.

Napa County. Napa Valley Bank has office locations in Napa County. The population of the county is approximately 119,000, with agriculture being its major source of business followed by tourism.

Neither the Company nor its subsidiaries have any foreign or international activities or operations.

All population figures contained in the previous discussion are 1994 estimates as prepared by the California Department of Finance and are exclusive of unincorporated areas.

Competition

The Banks compete with other commercial banks, savings & loan associations, credit unions, brokerage firms, money market mutual funds, finance and insurance companies and mortgage banking firms.

According to information obtained by the Company through an independent market research firm, WAB was the third largest financial institution in terms of deposits in Marin County at June 30, 1994, at which date it had approximately 15 percent of total deposits held in federally insured depository institutions in that county. Also, according to such information, WAB ranked third in Sonoma County at June 30, 1994, with approximately 8 percent of deposits; WAB was fourth in Contra Costa as of the same date, with over 4 percent in deposits held in financial institutions in the county and WAB was third in deposits in Solano County, with approximately 12 percent of deposits at June 30, 1994. The share of the market for deposits and loans held by WAB in Mendocino, Placer, San Francisco and Sacramento Counties is not significant.

According to the same source of information NVB was the largest financial institution in terms of deposits in the Napa Valley service area as of June 30, 1994, with over 19 percent market share.

The same source of data reports that as of June 30, 1994, BLC ranked second in market share in terms of deposits in the Lake County service area, with 15 percent of the total.

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

Competitive conditions continue to intensify as legislative enactments dissolve historical barriers to limit participation in financial markets. Competition is expected to further increase in the state of California, as a result of legislation enacted in 1986 and 1989. In part, the legislation enabled bank holding companies based outside California to own and operate banks or bank holding companies in California on a reciprocal basis as of January 1, 1991.

Legislative changes, as well as technological and economic factors, can be expected to have an ongoing impact on competitive conditions within the financial services industry. As an active participant in the financial markets, the Company continually adapts to these changing competitive conditions.

Employees

At December 31, 1994, the Company employed 1,067 people (773 full-time equivalent staff). Employee relations are believed to be good.

Supervision and Regulation

Regulation of Westamerica Bancorporation

The Company is a bank holding company registered under the BHC Act. As such, it is subject to the supervision of the Federal Reserve Board ("FRB") and is required to file with that entity an annual report and such other additional information as the FRB may require pursuant to the BHC Act. The FRB may also conduct examinations of the Company and its respective subsidiaries.

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

Regulation of Bank Subsidiaries

The deposits of the Banks are insured by the FDIC in an amount up to $100,000 per depositor and is therefore subject to applicable provisions of the Federal Deposit Insurance Act and the regulations thereunder, including the obligation to pay assessments for such insurance.

Transactions with affiliates of a bank must be on substantially the same terms as would be available for nonaffiliates. This restriction applies to (i) a bank's sale of assets, payment of money or furnishing of services to an affiliate; (ii) transactions with the bank in which an affiliate acts as agent or broker; and (iii) transactions with the bank and a third party in which an affiliate is also a participant or has a financial interest. The FDIC has issued an advance notice of proposed rulemaking which would prohibit insured banks from paying excessive fees for services provided by their parent holding companies. The FDIC has also proposed rules which would authorize to rescind contracts between depository institutions and any person in connection with providing goods, products or services if the performance of such contract would adversely affect the safety or soundness of the institution.

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

Implementation of the various provisions of FDICIA are subject to the adoption of regulations by the various banking agencies or to certain phase-in periods. The effect of FDICIA on the Company and its subsidiary banks cannot be determined until implementing regulations are adopted by the agencies.

Regulations Applicable to Bank Subsidiaries. The Company's subsidiary banks are state-chartered banks and subject to regulation, supervision and regular examinations by the State of California Banking Department as well as the FDIC. The regulations of these agencies and the FRB affect most aspects of the banking business and prescribe permissible types of loans and investments, requirements for branch offices, the permissible scope of activities and various other requirements. As WAB is also a member of the Federal Reserve System, it is subject to certain other regulations of the FRB dealing primarily with check clearing activities, establishment of banking reserves, truth-in-lending, truth-in-savings and equal credit opportunity.

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

Minimum Leverage Ratio. The FDIC and the FRB have also adopted a 3 percent minimum leverage ratio which is intended to supplement risk-based capital requirements and to ensure that all financial institutions, even those that invest predominantly in low risk assets, continue to maintain a minimum level of Tier 1 capital. A financial institution's minimum leverage ratio is determined by dividing its Tier 1 capital by its quarterly average total assets, less intangibles not includable in Tier 1 capital.

Under the guidelines, a minimum leverage ratio of 3 percent is required for institutions which have been determined to be in the highest of five categories used by regulators to rate financial institutions. All other organizations are required to maintain leverage ratios of at least 100 to 200 basis points above the 3 percent minimum. It is improbable, however, that an institution with a 3 percent leverage ratio would be rated in the highest category since a strong capital position is also a requirement for the highest rating. Therefore, the "minimum" leverage ratio is, for all practical purposes, significantly above 3 percent.

The leverage ratio establishes a limit on the ability of banking organizations, including the Company, to increase assets and liabilities without increasing capital proportionately. The Company's Management believes that conformance with the leverage ratio will not have an adverse effect on the operations of the Company or require it to raise additional capital in the foreseeable future.

New Capital Standards. FDICIA requires the federal banking regulators to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. In response to this requirement, the FDIC and the FRB participated in the adoption of final rules based upon FDICIA's five capital tiers. These rules provide that an institution is "well capitalized" if its risk-based capital ratio is 10 percent or greater; its Tier 1 risk-based capital ratio is 6 percent or greater; its leverage ratio is 5 percent or greater; and the institution is not subject to a capital directive. A bank is "adequately capitalized" if its risk-based capital ratio is 8 percent or greater; its Tier 1 risk-based capital ratio is 4 percent or greater; and its leverage ratio is 4 percent or greater (3 percent or greater for one rated institutions). An institution is considered "undercapitalized" if its risk-based capital ratio is less than 8 percent; its Tier 1 risk-based capital ratio is less than 4 percent; or its leverage ratio is 4 percent or less. An institution is "significantly undercapitalized" if its risk-based capital ratio is less than 6 percent; its Tier 1 risk-based capital ratio is less than 3 percent; or its leverage ratio is less than 3 percent. A bank is deemed to be "critically undercapitalized" if its ratio of tangible equity (Tier 1 capital) to total assets is equal to or less than 2 percent. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it engages in unsafe or unsound banking practices.

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

As of December 31, 1994, the Company was in compliance with applicable capital and risk-based capital ratio requirements.

ITEM 2.  Descrpition of Property

Branch Offices and Facilities

The Banks are engaged in the banking business through 48 offices in eleven counties in Northern California, including eleven offices in Marin County, nine in Sonoma County, seven in Solano County, seven in Napa County, three in Contra Costa County, four in Lake County, two in Mendocino County, two in Nevada County, one in Sacramento County, one in San Francisco County and one in Placer County. All offices are constructed and equipped to meet prescribed security requirements.

The Banks own fifteen banking office locations and three administrative buildings, including the Company's headquarters. Thirty-three banking offices and two support facilities are leased. Substantially all of the leases contain multiple five-year renewal options and provisions for rental increase, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3.  Legal Proceedings

The Company and its subsidiaries are defendants in various legal actions which, in the opinion of management based on discussions with independent legal counsel, will be resolved with no material effect on the Company's consolidated results of operations or financial position.

ITEM 4.  Submission of  Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the fourth quarter of 1994.

                                   PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

The Company's common stock is traded on the NASDAQ National Market Exchange (NASDAQ) under the symbol "WABC". The following table shows the high and low closing price for the common stock, for each quarter, as reported by NASDAQ, previously reported on the American Stock Exchange.

         Period                                          High      Low
         1994
         --------------------------------------------------------------
         First quarter     ...........................  $29.25   $25.88
         Second quarter    ...........................   32.50    27.00
         Third quarter     ...........................   33.25    29.25
         Fourth quarter    ...........................   33.25    29.00

         1993
         --------------------------------------------------------------
         First quarter     ...........................  $30.25   $22.13
         Second quarter    ...........................   28.75    23.88
         Third quarter     ...........................   28.50    25.13
         Fourth quarter    ...........................   28.50    25.75


As of December 31, 1994, there were 5,101 holders of record of the Company's common stock. This number does not include Napa Valley Bancorp. stockholders that as of December 31, 1994 had not yet tendered their shares for conversion to Company Common Stock.

The Company has paid cash dividends on its common stock in every quarter since commencing operations on January 1, 1973, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon the earnings, financial condition and capital requirements of the Company and its subsidiaries. Furthermore, the Company's ability to pay future dividends is subject to contractual restrictions under the terms of the note agreement, as discussed in Note 6 to the Consolidated Financial
Statements. Under the most restrictive of these contractual provisions, $24.4 million of retained earnings was available for the payment of dividends at December 31, 1994. Limitations of the Company's ability to pay dividends is discussed in Note 15 to the Consolidated Financial Statements on page 58 of this report.

Additional information (required by Item 5) regarding the amount of cash dividends declared on common stock for the two most recent fiscal years is discussed in Note 17 to the consolidated financial statements on page 61 of this report.

As discussed in Note 7 of the notes to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (a "Right") for each outstanding share of common stock. The terms of the Rights were amended and restated on September 28, 1989. On March 23, 1995, the Board of Directors of the Company approved a further amendment and restatement of the Rights. Among other things, the amendments approved on that date included a provision to the effect that, after an acquisition of 15 percent of the Company's common stock without the prior consent of the Company, the Board of Directors will have the power to cause each Right to be exchanged for one share of common stock of the Company.

ITEM 6.  Selected Financial Data

                             Financial Summary
(In thousands, except per share data and number of shareholders)

----------------------------------------------------------------------------------------------------
Years ended December 31           1994           1993           1992            1991            1990
----------------------------------------------------------------------------------------------------
Interest income               $134,238       $136,916       $154,753        $176,552        $187,550
Interest expense                41,115         42,271         58,892          87,357          98,653
----------------------------------------------------------------------------------------------------
Net interest income             93,123         94,645         95,861          89,195          88,897

Provision for loan losses        5,880          9,452          7,005          10,418           8,138
Non-interest income             19,421         23,946         23,827          23,976          22,339
Non-interest expense            71,123         96,645         89,604          84,943          81,641
----------------------------------------------------------------------------------------------------
Income before income taxes      35,541         12,494         23,079          17,810          21,457
Provision for income taxes      10,868          3,039          7,857           5,833           6,838
----------------------------------------------------------------------------------------------------
Net income                     $24,673         $9,455        $15,222         $11,977         $14,619
====================================================================================================
Per share:
     Net income                  $3.06          $1.17         $ 1.92           $1.52           $1.89
     Dividends declared            .64            .57            .51             .44             .41
     Book value at December 31   20.65          18.87          17.96           16.49           15.44

Average common
   shares outstanding            8,074          8,054          7,933           7,855           7,736
Shares outstanding
   at December 31                8,048          8,080          8,000           7,847           7,758
Estimated number of shareholders
   at December 31                7,255          7,351          7,595           7,940           8,069

----------------------------------------------------------------------------------------------------
At December 31                    1994           1993           1992            1991            1990
----------------------------------------------------------------------------------------------------
Cash and cash equivalents    $ 112,401       $102,618       $139,497        $124,136         $128,813
Investment securities and
  money market assets          759,589        726,136        571,602         517,394          435,033
Loans, net                   1,076,171      1,089,152      1,166,205       1,242,108        1,277,417
Other assets                    82,074         86,513        104,045          82,443           79,142
-----------------------------------------------------------------------------------------------------
Total assets                $2,030,235     $2,004,419     $1,981,349      $1,966,081       $1,920,405
=====================================================================================================
Non-interest
  bearing deposits            $381,354       $369,820       $323,719        $283,594         $285,336
Interest bearing deposits    1,307,526      1,361,408      1,466,199       1,505,707        1,437,763
Other liabilities              175,150        120,744         47,757          47,360           77,495
Shareholders' equity           166,205        152,447        143,674         129,420          119,811
-----------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity       $2,030,235     $2,004,419     $1,981,349      $1,966,081       $1,920,405
=====================================================================================================

Financial Ratios
For the year:
  Return on assets                1.21%           .48%           .77%            .62%             .77%
  Return on equity               15.59           6.51          11.16            9.52            12.87
  Net interest margin (FTE)*      5.31           5.48           5.50            5.21             5.30
  Net loan losses to
     average loans                 .36            .69            .50             .44              .39
At December 31:
   Equity to assets               8.19           7.61           7.25            6.58             6.24
   Total capital to
     risk-adjusted assets        15.32          14.40          12.01           10.82            10.55
   Loan loss reserve
      to loans                    2.50           2.30           2.08            1.88             1.47

[FN]
*Fully taxable equivalent


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation (the "Company") that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 36 through 62, as well as with the other information presented throughout the report. All data presented for 1992 include the April 15, 1993 acquisition of Napa Valley Bancorp.

The Company achieved record earnings of $24.7 million in 1994, representing a 161 percent increase from the $9.5 million earned in 1993 and 62 percent higher than 1992 earnings of $15.2 million. The reduced level of earnings in 1993 was mostly due to $10.5 million in after-tax charges resulting from the April 15, 1993 merger with Napa Valley Bancorp (the "Merger"), that were taken in the form of asset write-downs, an additional loan loss provision and other merger-related charges. The asset write-downs and the additional loan loss provision reflect the Company's plan of non-performing asset resolution.

                           Components of Net Income
-----------------------------------------------------------------------
(Percent of average earning assets)            1994      1993      1992
-----------------------------------------------------------------------
Net interest income*                           5.31%     5.48%     5.50%
Provision for loan losses                      (.32)     (.53)     (.39)
Non-interest income                            1.05      1.34      1.33
Non-interest expense                          (3.84)    (5.43)    (5.00)
Taxes*                                         (.87)     (.33)     (.59)
-----------------------------------------------------------------------
     Net income                                1.33%      .53%      .85%
=======================================================================
Net income as a percentage of
     average total assets                      1.21%      .48%      .77%
=======================================================================
* Fully taxable equivalent (FTE)

On a per share basis, 1994 net income was $3.06, compared to $1.17 and $1.92 in 1993 and 1992, respectively. During 1994, the Company continued to benefit from reductions in cost of funds and expense controls which offset declines in non-interest income. Earnings in 1993 were favorably affected compared to 1992 by reductions in cost of funds, increases in service fees and other non-interest income, and expense controls. However, merger-related costs more than offset those benefits. The Company's return on average total assets was 1.21 percent in 1994, compared to .48 percent and .77 percent in 1993 and 1992, respectively. Return on average equity in 1994 was 15.59 percent, compared to 6.51 percent and 11.16 percent, respectively, in the two previous years.
Net Interest Income

Due to increases in the level of average earning assets and a more favorable composition of deposits represented by increasing volumes of lower-costing demand and savings account balances and a reduction in the volumes of higher costing time deposits, the Company was able to generate higher net interest income (FTE) in 1994 when compared to 1993. However, net interest income (FTE) was still slightly lower than 1992. Continuing decreases in higher-yielding loan volumes and the growth of the lower-yielding investment securities portfolio more than offset the effect of increasing market interest rates and the Company's containment of rates paid on interest-bearing liabilities, resulting in a lower net interest margin for 1994.

                      Components of Net Interest Income
--------------------------------------------------------------------
(In millions)                     1994           1993           1992
--------------------------------------------------------------------
Interest income               $  134.2       $  137.0       $  154.8
Interest expense                 (41.1)         (42.3)         (58.9)
FTE adjustment                     5.3            2.8            2.7
--------------------------------------------------------------------
   Net interest income (FTE)  $   98.4       $   97.5       $   98.6
====================================================================
Average earning assets        $1,851.9       $1,779.3       $1,793.8
Net interest margin (FTE)         5.31%          5.48%          5.50%
====================================================================

Net interest income (FTE) in 1994 increased $900,000 from 1993 to $98.4 million. Interest income decreased $2.8 million from 1993, as a result of the combined effect of a 32 basis point decline in earning-asset yields partially offset by a $72.6 million increase in average balances. During 1994, increases in the balance of tax-exempt municipal securities resulted in an FTE adjustment $2.5 million higher than 1993. Interest expense decreased $1.2 million from 1993, the result of a decrease of 11 basis points in rates paid partially offset by an increase of $11.8 million in the average balance of interest-bearing liabilities.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate. Amortized loan fees, which are included in interest and fee income on loans were $1.2 million lower in 1994 than in 1993 and $1.5 million lower in 1993 than in 1992.

     Distribution of Average Assets, Liabilities and Shareholders' equity
                       Yield/Rates and Interest Margin
-----------------------------------------------------------------------
(In thousands)                                           1994
-----------------------------------------------------------------------
                                                        Interest  Rates
                                               Average  income/ earned/
                                                balance expense    paid
-----------------------------------------------------------------------
Assets
Money market assets and funds sold           $      250 $    --      -- %
Trading account securities                           37       2    4.24
Investment securities                           763,360  45,711    5.99

Loans:
  Commercial                                    593,548  52,777    8.89
  Real estate construction                       37,968   3,890   10.24
  Real estate residential                       178,946  12,566    7.02
  Consumer                                      277,780  24,583    8.85
---------------------------------------------------------------
Earning assets                                1,851,889 139,529    7.53

Other assets                                    187,012
-------------------------------------------------------
    Total assets                             $2,038,901
=======================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                $  359,768 $    --      -- %
  Savings and interest-bearing
    transaction                                 970,592  18,785    1.94
  Time less than $100,000                       282,530  11,034    3.91
  Time $100,000 or more                          97,928   3,545    3.62
---------------------------------------------------------------
    Total interest-bearing deposits           1,351,050  33,364    2.47
Funds purchased                                 126,225   5,139    4.17
Notes and mortgages payable                      29,690   2,612    8.80
---------------------------------------------------------------
  Total interest-bearing liabilities          1,506,965  41,115    2.73
Other liabilities                                13,887
Shareholders' equity                            158,281
-------------------------------------------------------
  Total liabilities and shareholders' equity $2,038,901
=======================================================
Net interest spread (1)                                            4.80 %
Net interest income and interest margin (2)             $98,414    5.31 %
=======================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

     Distribution of Average Assets, Liabilities and Shareholders' equity
                       Yield/Rates and Interest Margin
----------------------------------------------------------------------
(in thousands)                                            1993
-----------------------------------------------------------------------
                                                        Interest  Rates
                                               Average  income/ earned/
                                                balance expense    paid
-----------------------------------------------------------------------
Assets
Money market assets and funds sold           $    4,463 $   170    3.80 %
Trading account securities                          183       6    3.14
Investment securities                           631,700  39,794    6.30

Loans:
  Commercial                                    615,981  53,990    8.76
  Real estate construction                       55,038   4,745    8.62
  Real estate residential                       168,379  13,322    7.91
  Consumer                                      303,567  27,726    9.13
---------------------------------------------------------------
Earning assets                                1,779,311 139,753    7.85

Other assets                                    200,561
-------------------------------------------------------
    Total assets                             $1,979,872
=======================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                $  330,867 $    --      -- %
  Savings and interest-bearing
    transaction                                 938,475  19,305    2.06
  Time less than $100,000                       340,122  14,176    4.17
  Time $100,000 or more                         135,505   4,837    3.57
---------------------------------------------------------------
    Total interest-bearing deposits           1,414,102  38,318    2.71
Funds purchased                                  57,135   1,937    3.39
Notes and mortgages payable                      17,959   2,016   11.22
---------------------------------------------------------------
  Total interest-bearing liabilities          1,489,196  42,271    2.84
Other liabilities                                14,652
Shareholders' equity                            145,157
-------------------------------------------------------
  Total liabilities and shareholders' equity $1,979,872
=======================================================
Net interest spread (1)                                            5.01 %
Net interest income and interest margin (2)             $97,482    5.48 %
=======================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

     Distribution of Average Assets, Liabilities and Shareholders' equity
                       Yield/Rates and Interest Margin
------------------------------------------------------------------------
(in thousands)                                            1992
------------------------------------------------------------------------
                                                        Interest  Rates
                                               Average  income/ earned/
                                                balance expense    paid
-----------------------------------------------------------------------
Assets
Money market assets and funds sold           $   42,964 $ 1,765     --  %
Trading account securities                          103       4    3.67
Investment securities                           534,793  40,332    7.54
Loans:
  Commercial                                    646,359  60,050    9.29
  Real estate construction                       76,173   7,058    9.27
  Real estate residential                       168,030  15,314    9.11
  Consumer                                      325,393  33,003   10.14
---------------------------------------------------------------
Earning assets                                1,793,815 157,526    8.78

Other assets                                    175,609
-------------------------------------------------------
    Total assets                             $1,969,424
=======================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                $  284,366 $    --      -- %
  Savings and interest-bearing
    transaction                                 903,211  26,518    2.94
  Time less than $100,000                       406,161  20,948    5.16
  Time $100,000 or more                         184,799   8,365    4.53
---------------------------------------------------------------
    Total interest-bearing deposits           1,494,171  55,831    3.74
Funds purchased                                  15,729     698    4.44
Notes and mortgages payable                      20,439   2,363   11.56
---------------------------------------------------------------
  Total interest-bearing liabilities          1,530,339  58,892    3.85
Other liabilities                                18,263
Shareholders' equity                            136,456
-------------------------------------------------------
  Total liabilities and shareholders' equity $1,969,424
=======================================================
Net interest spread (1)                                            4.93 %
Net interest income and interest margin (2)             $98,634    5.50 %
=======================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.


Rate and volume variances

The following table sets forth a summary of the changes in interest income and interest expense from changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

(In thousands)                                     For the years ended December 31,
------------------------------------------------------------------------------------------------------------
                                   1994 compared with 1993                       1993 compared with 1992
                                  ---------------------------                  ----------------------------
                                  Volume      Rate      Total                  Volume       Rate      Total
--------------------------------------------------------------                 -----------------------------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold     $  (83)    ($ 87)     ($170)                $(1,473)    $ (122)   ($1,595)
  Trading account securities          (7)        3         (4)                      2         (-)         2
  Investment securities            7,756    (1,839)     5,917                  (5,899)     5,361       (538)

  Loans:
    Commercial                    (2,014)      801     (1,213)                 (2,750)    (3,310)    (6,060)
    Real estate construction      (2,176)    1,321       (855)                 (1,849)      (464)    (2,313)
    Real estate residential          955    (1,711)      (756)                     32     (2,024)    (1,992)
    Consumer                      (2,302)     (841)    (3,143)                 (2,125)    (3,152)    (5,277)
--------------------------------------------------------------         -------------------------------------
      Total loans                 (5,537)     (430)    (5,967)                 (6,692)    (8,950)   (15,642)
--------------------------------------------------------------         -------------------------------------
Total decrease in interest
      and fee income               2,129    (2,353)      (224)               ($14,062)   ($3,711)  ($17,773)
--------------------------------------------------------------         -------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-
         bearing deposits            714    (1,234)      (520)                  1,082     (8,295)    (7,213)
    Time less than $ 100,000      (2,290)     (852)    (3,142)                 (3,106)    (3,666)    (6,772)
    Time $ 100,000 or more        (1,361)       69     (1,292)                 (1,968)    (1,560)    (3,528)
--------------------------------------------------------------         -------------------------------------
  Total interest-bearing          (2,937)   (2,017)    (4,954)                 (3,992)   (13,521)   (17,513)
  Funds purchased                  2,746       456      3,202                   1,361       (122)     1,239
  Notes and mortgages payable        890      (294)       596                    (280)       (67)      (347)
--------------------------------------------------------------         -------------------------------------
    Total (decrease) increase in
         interest expense            699    (1,855)    (1,156)                 (2,911)   (13,710)   (16,621)
--------------------------------------------------------------         -------------------------------------
   Increase (decrease) in
      net interest income         $1,430     ($498)      $932                ($11,151)    $9,999    ($1,152)
==============================================================         =====================================

[FN]
(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.




Provision for Loan Losses

The level of the provision for loan losses reflects the Company's continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The provision for loan losses was $5.9 million for 1994, compared to $9.5 million in 1993 and $7.0 million in 1992. The 1993 provision included a $3.1 million merger-related provision, reflecting an aggressive workout strategy for problem loans and properties acquired in the Merger. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Investment Portfolio

The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government Agencies and Corporations, State and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115"). The statement addresses the accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. The statement requires that all securities be classified, at acquisition, into one of three categories: held to maturity, available for sale, and trading. In classifying securities as being held to maturity, available for sale or trading, the Banks consider their collateral needs, asset/liability management strategies, liquidity needs, interest rate sensitivity and other factors that will determine the intent and ability to hold the securities to maturity. SFAS No. 115 was effective for fiscal years beginning after December 15, 1993.

The objective of the investment securities held to maturity is to strengthen the portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 43 months at December 31, 1994 and, as of the same date, those investments included $594.8 million in fixed rate and $3.9 million in adjustable rate securities.

Investment securities available for sale are typically used to supplement the Banks' liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity net of taxes, and are not reflected in the current earnings of the Company. If the security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1994, the Banks held $160.6 million classified as investments available for sale. At December 31, 1994, a net unrealized loss of $1.8 million net of taxes of $1.2 million related to these securities was held in stockholders' equity.

The Company had no trading securities at December 31, 1994.

For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

The following table shows the amortized cost of the Company's investment securities as of the dates indicated:

-----------------------------------------------------------
                                       December 31,
(in thousands)                  1994       1993        1992
-----------------------------------------------------------
U.S. Treasury               $241,322   $245,586    $126,522
U.S. government agencies
 and corporations            256,133    254,635     237,753
States and political
 subdivisions (domestic)     198,135    127,302      87,031
Asset backed securities       37,162     65,433      82,270
Other securities              29,632     28,529      36,660
-----------------------------------------------------------
Total                       $762,384   $721,485    $570,236
===========================================================

The following table is a summary of the relative maturities and yields of the Company's investment securities as of December 31, 1994. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the book value of the related securities. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the federal tax rate of 35 percent.

                                                        After one but     After five but
(in thousands)                         Within one        within five       within ten          After
                                          year             years            years            ten years          Total
                                      Amount Yield      Amount Yield     Amount Yield      Amount Yield    Amount    Yield
--------------------------------------------------------------------------------------------------------------------------
Investment securities available for sale
----------------------------------------
U.S. Treasury                        $15,304  5.37%   $ 66,574  5.99%  $      -     -%   $      -     -%  $81,878     5.87%
U.S. Government Agencies
   and Corporations                    2,002  6.20%     13,179  6.14%         -     -%     38,644  5.82%   53,825     5.91%
States and Political
   Subdivisions                        9,423  6.72%          -     -%         -     -%          -     -%    9,423     6.72%
Asset backed                               -                 -     -%         -     -%          -     -%        -
Other                                  8,503  7.59%     10,025  6.54%         -     -%          -     -%   18,528     7.02%
--------------------------------------------------------------------------------------------------------------------------
Total                                $35,232  6.32%   $ 89,778  6.07%  $      -     -%   $ 38,644  3.82% $163,654     6.07%
==========================================================================================================================
Investment securities held to maturity
--------------------------------------
U.S. Treasury                        $21,084  4.08%   $138,360  4.92%  $      -     -%   $      -     -% $159,444     4.81%
U.S. Government Agencies
   and Corporations                        -     -%     52,245  5.52%    77,912  5.49%     72,151  5.65%  202,308     5.55%
States and Political
   Subdivisions                        4,496  9.12%     24,744  8.25%    43,037  8.06%    116,435  8.14%  188,712     8.16%
Asset backed                               -     -%     37,162  5.11%         -     -%          -     -%   37,162     5.11%
Other                                  6,700  6.00%      2,911  6.91%         -     -%      1,493  6.00%   11,104     6.24%
--------------------------------------------------------------------------------------------------------------------------
Total                                $32,280  5.18%   $255,422  5.42%  $120,949  6.40%   $190,079  7.18% $598,730     6.16%
==========================================================================================================================

Loan Portfolio

The following table shows the composition of loans of the Company by type of loan or type of borrower, on the dates indicated.


                      Composition of the loan portfolio
                                    1994         1993         1992         1991         1990
--------------------------------------------------------------------------------------------
Commercial and
 commercial real estate       $  605,245   $  612,756   $  635,895   $  667,082   $  670,364
Real estate construction          27,278       40,533       63,886       89,946      122,988
Real estate residential          193,061      172,245      175,834      163,938      148,460
Consumer                         292,735      304,993      334,215      364,276      377,112
Unearned income                  (14,548)     (15,788)     (18,883)     (19,281)     (22,504)
--------------------------------------------------------------------------------------------
Gross loans                   $1,103,771   $1,114,739   $1,190,947   $1,265,961   $1,296,420
Reserve for loan losses          (27,600)     (25,587)     (24,742)     (23,853)     (19,001)
--------------------------------------------------------------------------------------------
Net loans                     $1,076,171   $1,089,152   $1,166,205   $1,242,108   $1,277,419
============================================================================================

Maturities and Sensitivity of Selected Loans to Changes in Interest Rates

The following table shows the maturity distribution and interest rate sensitivity of Commercial and Real estate construction loans at December 31, 1994.*

                                       Within      One to       After
                                     one year  five years  five years       Total
---------------------------------------------------------------------------------
Commercial and Commercial
  real estate**                      $349,444     $91,367    $164,434    $605,245
Real estate construction               25,542       1,736           0      27,278
---------------------------------------------------------------------------------
    Total                            $374,986     $93,103    $164,434    $632,523
=================================================================================
Loans with fixed interest rates      $ 31,060     $93,103    $164,434    $288,597
Loans with floating interest rates    343,926           0           0     343,926
---------------------------------------------------------------------------------
    Total                            $374,986     $93,103    $164,434    $632,523
=================================================================================

[FN]

* Excludes loans to individuals and residential mortgages totaling $471,248. These types of loans are typically paid in monthly installments over a number of years.
**Includes demand loans

Commitments and Lines of Credit

It is not the policy of the Company to issue formal commitments on lines of credit except to a limited number of well established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of Letters of Credit to facilitate the customer's particular business transaction. Commitment fees generally are not charged except where Letters of Credit are involved. Commitments and lines of credit typically mature within one year. See also Note 12 of the consolidated notes to the financial statements.


Asset Quality

The Company closely monitors the markets in which it conducts its lending operations. The Company continues its strategy to control its exposure to loans with higher credit risk and increase diversification of earning assets into less risky investments. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category which includes all non-performing assets and potential problem loans. These lesser grades occur when known information about possible credit problems causes doubts about the ability of such borrowers to comply with loan repayment terms. These loans have varying degrees of uncertainty and may become non-performing assets. Classified assets receive an elevated level of attention by Management to ensure collection. Total classified assets peaked during the second quarter of 1993 as a result of the Merger but declined significantly to $63.6 million by December 31, 1993, mainly due to improvements in the Napa Valley Bank classified asset portfolio. Continuing write-downs, loan collections, real estate liquidations and restructuring reflecting the Company's workout strategy, resulted in classified assets of $46.5 million at December 31, 1994, a decrease of $17.1 million, or 27 percent, from the previous year end.

Non-Performing Assets

Non-performing assets include non-accrual loans, loans 90 or more days past due and still accruing, other real estate owned and loans classified as substantively foreclosed. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. Loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as "performing non-accrual" and are included in total non-performing assets.

Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal and the loan is brought current. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional payments received after that point are recorded as interest income on a cash basis.

Non performing assets
------------------------------------------------------------------------------------
(in millions)                           1994     1993     1992       1991       1990
------------------------------------------------------------------------------------
Performing non-accrual loans           $ 2.0    $ 1.9    $ 1.1      $ 2.2      $16.0
Non-performing non-accrual loans         5.1      7.2     14.9       37.7        9.3
------------------------------------------------------------------------------------
  Total non-accrual loans                7.1      9.1     16.0       39.9       25.3
Loans 90 or more days past due
  and still accruing                     0.4      0.3      0.1        1.0        6.2
Loan collateral substantively
  foreclosed                              --      5.4     16.6        7.1        6.0
Other real estate owned                  7.4     12.5     17.9        4.9        2.7
------------------------------------------------------------------------------------
  Total non-performing assets          $14.9    $27.3    $50.6      $52.9      $40.2
====================================================================================
Reserve for loan losses as a
  percentage of non-accrual loans
  and loans 90 or more past
  due and still accruing                369%     272%     153%        58%        60%


Performing non-accrual loans increased $100,000 to $2.0 million at December 31, 1994 while non-performing non-accrual loans decreased $2.1 million to $5.1 million at December 31, 1994, due to loan collections, write-downs and foreclosure of loan collateral. The amount of gross interest income that would have been recorded for non-accrual loans for the year ended December 31, 1994, if all such loans had been current in accordance with their original terms while outstanding during the period was $814,000. The amount of interest income that was recognized on non-accrual loans from cash payments made during the year ended December 31, 1994 totaled $386,000, representing an annualized yield of 4.39 percent. Cash payments received which were applied against the book balance of performing and non-performing non-accrual loans outstanding at December 31, 1994, totaled $248,000 compared to $534,000 in 1993. Of the $5.4 million loan collateral substantively foreclosed at December 31, 1993, a total of $415,000 was reclassified as non-accrual loans at December 31, 1994 and the rest was either foreclosed or liquidated. The declining OREO balance during 1994 and 1993 is due to asset write-downs and liquidations.

Summary of non-accrual loans
(In thousands)
--------------------------------------------------------------------------------------------------------
December 31,                                        1994        1993        1992        1991        1990
--------------------------------------------------------------------------------------------------------
Performing non-accrual loans                      $1,943      $1,855      $1,083      $2,227      $9,281
Non-performing non-accrual loans                   5,126       7,215      14,856      37,665       4,832
--------------------------------------------------------------------------------------------------------
  Total non-accrual loans                         $7,069      $9,070     $15,939     $39,892     $14,113

Performing non-accrual loans
  Commercial                                       1,761       1,126       1,009       2,227       4,291
  Real estate construction                           156         729          --          --       4,961
  Real estate residential                             --          --          74          --          --
  Consumer                                            26          --          --          --          29
--------------------------------------------------------------------------------------------------------
    Total performing non-accrual loans             1,943       1,855       1,083       2,227       9,281

Non-performing non-accrual loans
  Commercial                                       3,484       4,373      13,575      19,277       3,639
  Real estate construction                         1,247       2,106         573      17,305       7,500
  Real estate residential                            252         197         481         796       4,455
  Consumer                                           143         539         227         287         411
--------------------------------------------------------------------------------------------------------
    Total non-performing non-accrual loans         5,126       7,215      14,856      37,665      16,005
--------------------------------------------------------------------------------------------------------
    Total non-accrual loans                       $7,069      $9,070     $15,939     $39,892     $25,286
========================================================================================================


The Company's reserve for loan losses is maintained at a level estimated by Management to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions as determined by Management, credit loss experience, the amount of past due and non-performing loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The reserve is allocated to segments of the loan portfolio based in part on quantitative analysis of historical credit loss experience. Criticized and classified loan balances are analyzed using a linear regression model or standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on those loans are delinquent. While these factors are essentially judgmental and may not be reduced to a mathematical formula, Management considers the $27.6 million reserve for loan losses, which constituted 2.50 percent of total loans at December 31, 1994, to be adequate as a reserve against inherent losses. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future reserve levels.


The following table summarizes the loan loss experience of the Company for the periods indicated:

Loan loss experience
(In thousands)
--------------------------------------------------------------------------------------------------------
December 31,                                        1994        1993        1992        1991        1990
--------------------------------------------------------------------------------------------------------
Total loans outstanding                       $1,103,771  $1,114,739  $1,190,947  $1,265,961  $1,296,420

Average loans outstanding during the period    1,088,242   1,142,965   1,215,955   1,276,098   1,306,992

Analysis of the reserve:
  Balance, beginning of period                   $25,587     $24,742     $23,852     $19,001     $15,960
  Credit losses:
  Commercial, commercial real estate              (2,646)     (5,560)     (4,081)     (4,770)     (5,647)
  Real estate construction                          (747)     (1,908)     (1,657)        (50)         --
  Real estate residential                             --         (66)         --          --          --
  Consumer                                        (2,528)     (2,557)     (3,055)     (4,320)     (4,542)
--------------------------------------------------------------------------------------------------------
    Total                                         (5,921)    (10,091)     (8,793)     (9,140)    (10,189)

  Credit loss recoveries:
  Commercial, commercial real estate                 811         972       1,105         878       2,551
  Real estate construction                            --          --          --          --         239
  Real estate residential                             --          --          18          --          --
  Consumer                                         1,243       1,196       1,555       2,695       2,302
--------------------------------------------------------------------------------------------------------
    Total                                          2,054       2,168       2,678       3,573       5,092
--------------------------------------------------------------------------------------------------------
  Net credit losses                               (3,867)     (7,923)     (6,115)     (5,567)     (5,097)
  Sale of Sonoma Valley Bank                          --        (684)         --          --          --

Additions to the reserve charged to
    operating expense                              5,880       9,452       7,005      10,418       8,138
--------------------------------------------------------------------------------------------------------
Balance, end of period                           $27,600     $25,587     $24,742     $23,852     $19,001
========================================================================================================
Net credit losses to average loans                  0.36%       0.69%       0.50%       0.44%       0.39%

Reserve for loan losses as a percentage
    of loans outstanding                            2.50%       2.30%       2.08%       1.88%       1.47%


In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and No. 15. In October, 1994, the FASB issued statement No. 118, "Accounting by Creditors for Impairment of a Loan" Income Recognition and Disclosures" ("SFAS 118"), which amends the income recognition and disclosure provisions of SFAS 114. SFAS 114 and SFAS 118 are effective January 1, 1995.

Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under SFAS 114, impairment may be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. Alternatively, impairment may be measured by using the loan's observable market price or the fair value of the collateral if repayment is expected to be provided solely by the underlying collateral. The Company will implement SFAS 114, as amended by SFAS 118, in January, 1995. Management believes that the adoption of this pronouncement will not significantly impact the Company's financial statements.

The following tables present the allocation of the loan loss reserve balance on the dates indicated:

Allocation of the loan loss reserve:

-----------------------------------------------------------------------------------
                                                      December 31,
                                     ----------------------------------------------
                                               1994                   1993
                                     ----------------------  ----------------------
                                     Allocation   Loans as   Allocation   Loans as
                                     of reserve percent of   of reserve percent of
                                        balance total loans     balance total loans
                                     ---------- -----------  ---------- -----------
Type of loan
Commercial                              $10,705       54.8%     $12,537       55.0%
Real estate construction                  1,987        2.5        2,538        3.6
Real estate residential                      47       17.5           85       15.5
Consumer                                  3,765       25.2        3,921       25.9
Unallocated portion of the reserve       11,096          -        6,506          -
----------------------------------------------------------------------------------
Total                                   $27,600      100.0%     $25,587      100.0%
==================================================================================

----------------------------------------------------------------------------------
                                                      December 31,
                                     ---------------------------------------------
                                              1992                    1991
                                     ---------------------   ---------------------
                                     Allocation   Loans as   Allocation   Loans as
                                     of reserve percent of   of reserve percent of
                                       balance total loans     balance total loans
                                     --------- -----------   --------- -----------
Type of loan
Commercial                              $13,551       53.4%      $8,325       52.7%
Real estate construction                    964        5.4        2,336        7.1
Real estate residential                     545       14.8           50       12.9
Consumer                                  3,872       26.4        2,363       27.3
Unallocated portion of the reserve        5,810          -       10,778          -
----------------------------------------------------------------------------------
Total                                   $24,742      100.0%     $23,852      100.0%
==================================================================================

------------------------------------------------------------
                                          December 31,
                                     -----------------------
                                              1990
                                     -----------------------
                                     Allocation   Loans as
                                     of reserve   percent of
                                      balance    total loans
                                      -------    -----------
Type of loan
Commercial                               $2,698       52.5%
Real estate construction                  4,360        9.5
Real estate residential                      29       10.4
Consumer                                  1,782       27.6
Unallocated portion of the reserve       10,132          -
----------------------------------------------------------
Total                                   $19,001      100.0%
==========================================================

The reduced allocation to commercial loans from December 31, 1993 to December 31, 1994 is primarily due to a reduction in the balance of criticized loans. The unallocated component includes Management's judgemental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors. The changes in the allocation to loan portfolio segments from December 31, 1992 to December 31, 1993 reflect changes in criticized and classified loan balances. The increased allocation to construction loans is attributable to an increase in criticized loans due to the recessionary environment. The decreased allocation to commercial and consumer loans is attributable to a higher level of recoveries.

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest-rate risk. The principal sources of asset liquidity are marketable investment and money market securities available for sale. At December 31, 1994, investment securities available for sale totaled $160.6 million. As in previous years, decreased loan balances resulted in an increase in the size of the securities portfolio.

The Company generates significant liquidity from its operating activities. The Company's profitability in 1994, 1993 and 1992 generated cash flows provided from operations for such years of $27.7 million, $28.4 million and $33.4 million, respectively.

Additional cash flow may be provided by financing activities, primarily the acceptance of customer deposits and short-term borrowings from banks. Over the last three years, deposit balances have either remained flat, as in 1992, or declined, as in 1993 and 1994. The decline in 1993 was mainly due to the sale of its 50 percent interest in Sonoma Valley Bank. During 1994, the Company paid off $9.8 million in principal of its high-rate long-term debt. To compensate for decreases in deposits and long-term debt, the Company increased its short-term borrowings, which grew $64.2 million, $57.0 million and $2.5 million in 1994, 1993 and 1992, respectively. In addition, in December, 1993, Westamerica Bank issued a ten-year, $20.0 million subordinated capital note that qualifies as Tier II Capital, to be used as a source of working capital.

The Company uses cash flow from operating and financing activities to make investments in loans, money market assets and investment securities. The Company's strategy to reduce its exposure to high-risk loans is shown in the reduction of loan volumes over the past three years, when balances decreased $11.0 million, $68.1 million and $32.8 million in 1994, 1993 and 1992, respectively. The smaller decline in 1994 reflects efforts of the Company to stabilize loan volume without jeopardizing credit quality. The net repayment of loans resulted in added liquidity for the Company, which increased its investment securities portfolio by $40.9 million, $153.3 million, and $54.7 million in 1994, 1993 and 1992, respectively.

Interest rate risk is influenced by market forces. However, that risk may be controlled by monitoring and managing the repricing characteristics of interest-bearing assets and liabilities. The primary analytical tool used by Management to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate the effects on net interest income of changes in market interest rates that are up to 2 percent higher or 2 percent lower than current levels. The results of the model indicate that the mix of interest-rate sensitive assets and liabilities at December 31, 1994 would not, in the view of Management, expose the Company to an unacceptable level of interest-rate risk.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company's capital position represents the level of capital available to support continuing operations and expansion. The Company's primary capital resource is shareholders' equity, which increased $13.8 million or 9 percent from the previous year end and increased $22.5 million from December 31, 1992. During 1994, the Board of Directors approved a 13 percent increase in the cash dividend on the Company's Common Stock, from 15 cents to 17 cents per share. During 1994, the Company recorded common stock dividends of $5.2 million. The ratio of total risk-based capital to risk-adjusted assets increased to 15.32 percent at December 31, 1994, from
14.40 percent at December 31, 1993. Tier I risk-based capital to risk-adjusted assets increased to 12.57 percent at December 31, 1994, from
11.11 percent at year-end 1993.


Capital to Risk-Adjusted Assets
Minimum Regulatory Capital

                                                             Minimum
                                                           Regulatory
                                                             Capital
At December 31,                         1994      1993     Requirements
-----------------------------------------------------------------------
Tier I Capital                         12.57%    11.11%       4.00%
Total Capital                          15.32     14.40        8.00
Leverage ratio                          8.23      7.42        3.00

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

Financial Ratios

The following table shows key financial ratios for the periods indicated:

                                                             For the Years Ended
------------------------------------------------------------------------------------
                                                          1994       1993       1992
------------------------------------------------------------------------------------
Return on average total assets                            1.21%       .48%       .77%
Return on average shareholders' equity                   15.59       6.51      11.16
Average shareholders' equity as a percent of:
     Average total assets                                 7.76       7.33       6.93
     Average total loans                                 14.54      12.70      11.22
     Average total deposits                               9.25       8.32       7.67


Deposits

The following table sets forth, by time remaining to maturity, the Company's domestic time deposits in amounts of $100,000 or more.

Time Remaining to Maturity
                                           December 31,
----------------------------------------------------------------
(in thousands)                        1994       1993       1992
----------------------------------------------------------------
Three months or less               $49,939   $ 73,988   $ 92,581
Three to six months                 25,114     23,817     46,378
Six months to twelve months         13,453     10,503     12,895
Over twelve months                   8,055      4,685      6,630
----------------------------------------------------------------
   Total                           $96,561   $112,993   $158,484
================================================================

Short-term borrowings

The following table sets forth the short-term borrowings of the Company.

                                                      December 31,
-----------------------------------------------------------------------
(in thousands)                                   1994     1993     1992
-----------------------------------------------------------------------
Federal funds purchased                      $  1,300  $25,000  $    --

Other borrowed funds:
  Retail repurchase agreements                111,957   28,038    4,099
  Other                                        19,961   16,026    7,939
-----------------------------------------------------------------------
Total other borrowed funds                   $131,918  $44,064  $12,038
-----------------------------------------------------------------------
    Total funds purchased                    $133,218  $69,064  $12,038
=======================================================================

Further details of the other borrowed funds are:
                                                     December 31,
-----------------------------------------------------------------------
(in thousands)                                   1994     1993     1992
-----------------------------------------------------------------------
Outstanding
  Average during the year                    $118,263  $37,284  $11,509
  Maximum during the year                     167,081   68,608   19,055

Interest rates
  Average during the period                      4.11%    3.13%    4.73%
  Average at period end                          5.07     3.04     3.23

Non-Interest Income

Components of Non-Interest Income
---------------------------------------------------------------
(In millions)                          1994      1993      1992
---------------------------------------------------------------

Service charges on deposit accounts   $11.8     $12.8     $12.4
Merchant credit card                    2.3       2.2       2.9
Mortgage banking                         .8       1.5       1.8
Brokerage commissions                    .7        .8        .6
Net investment securities gain            -        .1       1.1
Sale of Sonoma Valley Bank                -        .7         -
Automobile receivable servicing           -       1.3         -
Other                                   3.8       4.5       5.0
---------------------------------------------------------------
     Total                            $19.4     $23.9     $23.8
===============================================================

Non-interest income was $19.4 million in 1994. The $4.5 million decrease from 1993 resulted from the 1993 recognition of a deferred gain on an earlier sale of automobile receivables, the gain on the sale of the Company's 50 percent interest in Sonoma Valley Bank, and gains from the sale of credit cardholders' portfolios acquired through the Merger, partially offset by refunds from prior years' income tax returns recognized in 1994. In addition, the decrease was the result of lower service charges on deposit accounts, and lower mortgage banking income and brokerage commissions, partially offset by higher merchant credit card fees.

In 1993 non-interest income increased $100,000 from the previous year, as the items recognized in 1993 were partially offset by a $1.1 million gain on the sale of securities available for sale recognized in 1992. In addition, service charges on deposit accounts and brokerage commissions which were higher in 1993 when compared to 1992, were partially offset by lower merchant credit card and mortgage banking income.

Non-Interest Expense

Components of Non-Interest Expense
------------------------------------------------------------------
(In millions)                             1994      1993      1992
------------------------------------------------------------------
Salaries                                 $27.4     $31.6     $33.7
Other personnel benefits                   7.0       7.4       7.2
Occupancy                                  7.3       8.6       8.5
Equipment                                  4.9       6.2       5.3
FDIC insurance assessment                  3.9       4.1       4.0
Data processing                            3.7       3.7       3.1
Professional fees                          2.1       3.1       3.3
Loan expense                               1.4       1.6       1.4
Stationery and supplies                    1.3       1.9       1.7
Advertising and public relations           1.2       1.8       1.8
Operational losses                         1.1       2.0        .7
Other real estate owned                    1.0      11.5       6.2
Merchant credit card                        .8       1.1       1.7
Insurance                                   .6        .9       1.0
Other                                      7.4      11.1      10.0
------------------------------------------------------------------
     Total                               $71.1     $96.6     $89.6
==================================================================
Average full-time equivalent staff         796       905     1,092

Average assets per full-time
     equivalent staff                   $2,561    $2,188    $1,804

Non-interest expense decreased $25.5 million or 26 percent in 1994 compared to 1993 which, in turn, increased $7.0 million or 8 percent from 1992.
Lower expenses in 1994 reflect the Company's improved efficiency and exercise of cost controls, plus the effect of consolidating operations after the Merger. The combination of these effects is the main reason for the $4.6 million decrease in personnel-related expenses, $1.0 million reduction in professional fees, and other reductions in most non-interest expense categories. Higher expenses in 1993 are the direct result of merger-related foreclosed real estate owned expenses, including a $10.0 million write-down of assets acquired in the Merger to net realizable value and chargeoffs of excess furniture, equipment and stationery and supplies also associated with the Merger. The ratio of average assets per full-time equivalent staff was $2.6 million in 1994 compared to $2.2 million and $1.8 million in 1993 and 1992, respectively. The Company's strategy to improve efficiency can be seen in the reduction of the average number of full-time equivalent staff from 1,092 in 1992 to 905 and 796 in 1993 and 1994, respectively.

Provision for Income Tax

The provision for income tax increased $7.9 million in 1994 as a direct result of higher pretax income partially offset by an increase in tax-exempt interest income from municipal securities. The provision was $10.9 million in 1994, reflecting an effective tax rate of 31 percent, compared to $3.0 million in 1993 and $7.9 million in 1992, reflecting effective tax rates of 24 percent and 34 percent, respectively.


ITEM 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
                                                                    Page

Consolidated Balance Sheets as of December 31, 1994 and 1993         36
Consolidated Statements of Income for the years ended
 December 31, 1994, 1993 and 1992                                    37
Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 1994, 1993 and 1992                38
Consolidated Statements of Cash Flows for the years ended
 December 31, 1994, 1993 and 1992                                    39
Notes to consolidated financial statements                           40
Management's Letter of Financial Responsibility                      63
Independent Auditors' Report                                         64



WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS


(In thousands)
-------------------------------------------------------------------------------
December 31,                                             1994              1993
-------------------------------------------------------------------------------
Assets
     Cash and cash equivalents (Note 15)            $ 112,401        $  102,618
     Money market assets                                  250               250
     Trading account securities                             -                10
     Investment securities available for sale;
        fair value (Note 2)                           160,609           168,819
     Investment securities held to maturity;
        market value of $569,684 in 1994
        and $563,563 in 1993 (Note 2)                 598,730           557,057
     Loans, net of reserve for loan losses of:
        $27,600 at December 31, 1994
        $25,587 at December 31, 1993
        (Notes 3, 4 and 14)                          1,076,171        1,089,152
     Loan collateral substantively foreclosed
        and other real estate owned                      7,431           17,905
     Premises and equipment, net (Notes 5 and 6         23,287           25,341
     Interest receivable and other assets (Note 8)      51,356           43,267
     --------------------------------------------------------------------------
     Total assets                                   $2,030,235       $2,004,419
     ==========================================================================
Liabilities
     Deposits:
          Non-interest bearing                      $  381,354       $  369,820
          Interest bearing:
               Transaction                             285,153          289,322
               Savings                                 659,434          654,766
               Time (Note 6)                           362,939          417,320
     --------------------------------------------------------------------------
          Total deposits                             1,688,880        1,731,228
     Funds purchased                                   133,218           69,064
     Liability for interest, taxes,
       other expenses, minority interest and
       other (Note 8)                                   16,408           15,328
     Notes and mortgages payable (Notes 6 and 15)       25,524           36,352
     --------------------------------------------------------------------------
     Total liabilities                               1,864,030        1,851,972

     Commitments and contingent
       liabilities (Notes 4, 11 and 12)                      -               -

Shareholders' Equity (Notes 7 and 15)
     Common stock (no par value)
          Authorized- 20,000 shares
          Issued and outstanding- 8,048 shares
           in 1994 and 8,080 shares in 1993             53,510           52,499
          Capital surplus                               10,289           10,831
     Unrealized net (loss) gain on
      securities available for sale                     (1,753)           2,527
     Retained earnings                                 104,159           86,590
     --------------------------------------------------------------------------
     Total shareholders' equity                        166,205          152,447
     --------------------------------------------------------------------------
     Total liabilities and shareholders' equity     $2,030,235       $2,004,419
     ==========================================================================

[FN]
        See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
---------------------------------------------------------------------------------
For the years ended December 31,             1994             1993          1992
--------------------------------------------------------------------------------
Interest Income
Loans                                     $93,140          $99,607      $115,357
Money market assets and federal funds sold      -              298         1,745
Trading account securities                      1                6             4
Investment securities available for sale:
  Taxable                                   9,057                -             -
  Non-taxable                                 174                -             -
  Investment securities held to maturity:
  Taxable                                  22,658           31,265        32,343
  Non-taxable                               9,208            5,740         5,304
--------------------------------------------------------------------------------
     Total interest income                134,238          136,916       154,753
--------------------------------------------------------------------------------
Interest Expense
     Transaction deposits                   2,804            4,219         7,680
     Savings deposits                      15,981           15,085        18,838
     Time deposits (Note 6)                14,579           19,014        29,314
     Funds purchased                        5,139            1,937           698
     Notes and mortgages (Note 6)           2,612            2,016         2,362
--------------------------------------------------------------------------------
          Total interest expense           41,115           42,271        58,892
--------------------------------------------------------------------------------
Net Interest Income                        93,123           94,645        95,861
     Provision for loan losses (Note 3)     5,880            9,452         7,005
--------------------------------------------------------------------------------
     Net interest income after provision
      for loan losses                      87,243           85,193        88,856
--------------------------------------------------------------------------------
Non-Interest Income
     Service charges on deposit accounts   11,815           12,809        12,437
     Merchant credit card                   2,251            2,217         2,900
     Mortgage banking                         801            1,467         1,808
     Brokerage commissions                    650              839           555
     Net gain on sales of securities
      available for sale                       24               68         1,066
     Other                                  3,880            6,546         5,061
--------------------------------------------------------------------------------
          Total non-interest income        19,421           23,946        23,827
--------------------------------------------------------------------------------
Non-Interest Expense
Salaries and related benefits (Note 13)     34,346          39,007        40,826
Occupancy (Notes 5 and 11)                   7,323           8,625         8,524
Equipment (Notes 5 and 11)                   4,851           6,195         5,302
FDIC insurance assessment                    3,930           4,079         4,021
Data processing                              3,712           3,658         3,137
Professional fees                            2,086           3,071         3,332
Other real estate owned                      1,042          11,526         5,183
Other                                       13,833          20,484        19,279
--------------------------------------------------------------------------------
Total non-interest expense                  71,123          96,645        89,604
--------------------------------------------------------------------------------
Income Before Income Taxes                  35,541          12,494        23,079
Provision for income taxes (Note 8)         10,868           3,039         7,857
--------------------------------------------------------------------------------
Net Income                                 $24,673         $ 9,455      $ 15,222
================================================================================
Average common shares outstanding            8,074           8,054         7,933
Per Share Data (Notes 7 and 18)
Net income                                 $  3.06         $  1.17       $  1.92
Dividends declared                             .64             .57           .51

[FN]
See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands)
------------------------------------------------------------------------------------------
                                              Unrealized           Net Unrealized
                                            Gain (Loss) on         (Loss) Gain on
                                             Securities              Marketable
                                      Capital  Available  Retained     Equity
                       Common Stock   Surplus   for Sale  Earnings   Securities      Total
------------------------------------------------------------------------------------------
December 31, 1991         $ 49,088   $ 10,786 $      -    $ 69,555      $ (9)    $ 129,420
Net income                       -          -        -      15,222         -        15,222
Stock issued (Note 7)        2,169         45        -           -         -         2,214
Retirement of stock           (204)         -        -           -         -          (204)
Dividends declared               -          -        -      (2,987)        -        (2,987)
Unrealized gain on securities    -          -        -           -         9             9
------------------------------------------------------------------------------------------
December 31, 1992         $ 51,053   $ 10,831 $      -    $ 81,790      $  -     $ 143,674
------------------------------------------------------------------------------------------
Net income                       -          -        -       9,455         -         9,455
Stock issued (Note 7)        1,446          -        -           -         -         1,446
Dividends declared               -          -        -      (4,655)        -        (4,655)
Unrealized gain on securities    -          -   2, 527           -         -         2,527
------------------------------------------------------------------------------------------
December 31, 1993         $ 52,499   $ 10,831  $ 2,527    $ 86,590       $ -       152,447

------------------------------------------------------------------------------------------
Net income                       -          -        -      24,673         -        24,673
Stock issued (Note 7)        1,567       (542)       -           -         -         1,025
Retirement of stock           (556)         -        -      (1,932)        -        (2,488)
Dividends declared               -          -        -      (5,172)        -        (5,172)
Unrealized loss on securities    -          -   (4,280)          -         -        (4,280)
------------------------------------------------------------------------------------------
December 31, 1994         $ 53,510   $ 10,289 $( 1,753)   $104,159       $ -      $166,205
==========================================================================================

[FN]
 See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
---------------------------------------------------------------------------------
For the years ended December 31,              1994           1993            1992
---------------------------------------------------------------------------------
Operating Activities
Net income                                 $24,673        $ 9,455        $ 15,222
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation and amortization                3,708          3,622           4,198
   Loan loss provision                       5,880          9,452           7,005
   Amortization of deferred net
     loan (cost)/fees                       (1,159)          (462)            615
   (Increase) decrease in interest
     income receivable                      (1,491)         (2,542)         1,070
   (Increase) decrease in other assets      (2,129)          2,888         (3,204)
   Decrease in income taxes payable           (677)         (1,529)        (1,179)
   Increase (decrease) in interest
     expense payable                           467          (1,169)        (1,933)
   (Decrease) increase in accrued expenses     (20)         (1,809)         1,420
   Gain on sale of securities                 (538)            (68)        (1,066)
   Loss on sale of securities                  514               -              -
   Loss on sale of developed land                -               -          2,930
   Loss on sale/write-down
     of premises and equipment                 179           1,476            225
   Originations of loans for resale        (26,634)        (92,374)      (100,055)
   Proceeds from sale of loans
    originated for resale                   24,762          92,536        103,855
   Loss on sale/write-down of
    property acquired
    in satisfaction of debt                    175           9,618          3,507
   Gain on sale of Sonoma Valley Bank            -           (668)             -
   Net maturities (purchases)
     of trading securities                      10             (10)           779
---------------------------------------------------------------------------------
Net cash provided by operating activities   27,720          28,416         33,389
---------------------------------------------------------------------------------
Investing Activities
Net repayments of loans                     11,021          68,109         32,782
Purchases of money market assets                 -            (325)       (16,833)
Purchases of investment securities        (266,792)       (427,886)      (339,583)
Purchases of property, plant and equipment  (1,833)         (3,481)        (4,416)
Improvements on developed land                   -               -         (1,435)
Proceeds from maturity/sale of
 money market assets                             -           1,441         17,574
Proceeds from maturity of securities       142,798         274,451        263,793
Proceeds from sale of securities            83,117             184         21,128
Proceeds from sale of property and equipment     -               -          1,640
Net proceeds from sale of developed land         -             356          1,928
Proceeds from disposition of property
  acquired in satisfaction of debt           5,955           6,313          4,513
Proceeds from sale of Sonoma Valley Bank         -           2,733              -
Net repayments on loan collateral
  substantively foreclosed                   3,455             669          1,187
---------------------------------------------------------------------------------
Net cash used in investing activities      (22,279)        (77,436)       (17,722)
---------------------------------------------------------------------------------
Financing Activities
Net (decrease) increase in deposits        (42,349)        (58,691)           617
Net increase in federal funds purchased     64,154          57,026          2,468
Issuance of notes payable                        -          20,000              -
Principal and interest payments on notes
  and mortgages payable                    (10,828)         (2,985)        (2,423)
Exercise of stock options                    1,025           1,446          2,214
Retirement of stock                         (2,488)              -           (204)
Unrealized loss in marketable
  equity securities                              -               -              9
Dividends paid                              (5,172)         (4,655)        (2,987)
---------------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                        4,342          12,141           (306)
---------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                       9,783         (36,879)        15,361
---------------------------------------------------------------------------------
Cash and cash equivalents at
 beginning of year                         102,618         139,497        124,136
---------------------------------------------------------------------------------
Cash and cash equivalents at
  end of period                           $112,401        $102,618       $139,497
=================================================================================
Supplemental disclosures:
 Loans transferred to other real estate owned
   and substantively repossessed           $ 3,892         $ 16,111       $ 36,572
 Interest paid                              41,582           42,982         57,491
 Income tax payments                        11,725            5,700          9,773
 Unrealized (loss) gain on securities
  available for sale                        (4,280)           2,527              -

[FN]
See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Accounting Policies

Westamerica Bancorporation, a registered bank holding Company, (the "Company"), provides a full range of banking services to individual and corporate customers in Northern California through its subsidiary banks (the "Banks"), Westamerica Bank and Subsidiary, Bank of Lake County and Napa Valley Bank. The Banks are subject to competition from other financial institutions and to regulations of certain agencies and undergo periodic examinations by those regulatory authorities.

Summary of Significant Accounting Policies
The consolidated financial statements are prepared in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a summary of significant policies used in the preparation of the accompanying financial statements. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods indicated.

Principles of Consolidation
The financial statements include the accounts of the Company, and all the Company's subsidiaries which include the Banks, Community Banker Services Corporation and Subsidiary and Westcore, a newly formed company which will engage in planning and servicing retirement and employee benefit programs. Significant intercompany transactions have been eliminated in consolidation. All data presented for 1992 has been restated to include the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis.

Cash Equivalents
Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate volatility.

Securities
Investment securities consist of U.S. Treasury, federal agencies, state, county and municipal securities, mortgage-backed, corporate debt and equity securities. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings.

Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary, results in a charge to earnings and the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans and Reserve for Loan Losses
The reserve for loan losses is a combination of specific and general reserves available to absorb estimated future losses throughout the loan portfolio and is maintained at a level considered adequate to provide for such losses. Credit reviews of the loan portfolio, designed to identify problem loans and to monitor these estimates, are conducted continually, taking into consideration market conditions, current and anticipated developments applicable to the borrowers and the economy, and the results of recent examinations by regulatory agencies. Management approves the conclusions resulting from credit reviews. Ultimate losses may vary from current estimates. Adjustments to previous estimates of loan losses are charged to income in the period which they become known.

Unearned interest on discounted loans is amortized over the life of these loans, using the sum-of-the-months digits formula for which the results are not materially different from those obtained by using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on non-accrual status.

Non-refundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the estimated respective loan lives. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an individual loan basis.


Other Real Estate Owned and Loan Collateral Substantively Foreclosed
Other real estate owned includes property acquired through foreclosure or forgiveness of debt. These properties are transferred at fair value, which becomes the new cost basis of the property. Losses recognized at the time of acquiring property in full or partial satisfaction of loans are charged against the reserve for loan losses. Subsequent losses incurred due to the declines in property values as identified in annual independent property appraisals are recognized as non-interest expense. Routine holding costs, such as property taxes, insurance and maintenance, and losses from sales and dispositions are recognized as non-interest expense. In 1993, the Company had loans classified as "loan collateral substantially foreclosed" when the borrower had little or no equity in the collateral, when proceeds for repayment of the loan were expected to come only from the operation or sale of the collateral, and the debtor had either formally or effectively abandoned control of the collateral to the Company or had retained control of the collateral but, because of the current financial condition of the debtor or the economic prospects for the debtor and/or collateral in the foreseeable future, there were doubts about the ability of the debtor to rebuild equity in the collateral or otherwise repay the loan in the near term. Losses recognized at the time the loans were reclassified as substantive foreclosures were charged against the reserve for loan losses. Subsequent losses incurred due to declines in property values, were recognized as non-interest expense as were other routine holding costs. The Company had no loans classified as substantively foreclosed at December 31, 1994.

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed substantially on the straight-line method over the estimated useful life of each type of asset. Estimated useful lives of premises and equipment range from 20 to 50 years and from 3 to 20 years, respectively. Leasehold improvements are amortized over the terms of the lease or their estimated useful life, whichever is shorter. Fully depreciated and/or amortized assets are removed from the Company's balance sheet.

Interest Rate Swap Agreements
The Company uses interest rate swap agreements as an asset/liability management strategy to reduce interest rate risk. These agreements are exchanges of fixed and variable interest payments based on a notional principal amount. The primary risk associated with swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. The Company controls the credit risk of these agreements through credit approvals, limits and monitoring procedures. The Company is not a dealer but an end user of these instruments and does not use them for trading purposes. As a hedging mechanism, the differential to be paid or received on such agreements is recognized as an adjustment to interest income in the period received or paid. Payments made and/or received in connection with early termination of interest rate swap agreements are recognized over the remaining original term of the swap agreement.

Earnings Per Share
Earnings per share amounts are computed on the basis of the weighted average of common and common equivalent shares outstanding during each of the years.

Income Taxes
The Company and its subsidiaries file consolidated tax returns. For financial reporting purposes, the income tax effects of transactions are recognized in the year in which they enter into the determination of recorded income, regardless of when they are recognized for income tax purposes. Accordingly, the provisions for income taxes in the consolidated statements of income include charges or credits for deferred income taxes relating to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Other
Securities and other property held by the Banks in a fiduciary or agency capacity are not included in the consolidated financial statements since such items are not assets of the Company or its subsidiaries. Certain amounts in prior years' financial statements have been reclassified to conform with the current presentation. These reclassification have no effect on previously reported income.


Note 2: Investment Securities

An analysis of available for sale investment securities portfolio as of December 31, 1994 follows:

------------------------------------------------------------------------------------------------------------------
(In thousands)                    One        One       Five       Over
                              year or    to five     to ten        ten  Amortized Unrealized Unrealized       Fair
Maturity in Years                less      years      years      years       Cost      gains     losses      Value
------------------------------------------------------------------------------------------------------------------
December 31, 1994:
U.S. Treasury Securities      $15,304    $66,574        $--    $    --   $ 81,878       $ 19    $(1,706)  $ 80,191

Securities of U.S. Govt.
 Agencies and Corporations *    2,002     13,179         --     38,644     53,825        140       (805)    53,160

Obligations of States and
 Political Subdivisions         9,423         --         --         --      9,423          2        (29)     9,396

Asset Backed (Automobile
 Receivables)                      --         --         --         --         --         --         --         --

Other Securities (Preferred
 Stocks and Corporate Bonds)    8,503     10,025         --         --     18,528         19       (685)    17,862
------------------------------------------------------------------------------------------------------------------
Total                         $35,232    $89,778        $--    $38,644   $163,654       $180    $(3,225)  $160,609
==================================================================================================================
Fair Value by Maturity        $34,334    $88,220        $--    $38,055
======================================================================

[FN]
* Includes $46.8 million in Collateralized Mortgage Obligations with the following maturities: 1 to 5 years $10.2 million; over 10 years $36.6 million. The average yield of these securities is 5.91 percent.


An analysis of held to maturity investment securities portfolio as of December 31, 1994 follows:

------------------------------------------------------------------------------------------------------------------
(In thousands)                    One        One       Five       Over
                              year or    to five     to ten        ten  Amortized Unrealized Unrealized    Fair
Maturity in Years                less      years      years      years       Cost      gains     losses    Value
------------------------------------------------------------------------------------------------------------------
December 31, 1994:
U.S. Treasury Securities      $21,084   $138,360   $     --   $     --   $159,444       $ --   $ (7,481)  $151,963

Securities of U.S. Govt.
 Agencies and Corporations *       --     52,245     77,912     72,151    202,308        291    (10,784)   191,815

Obligations of States and
 Political Subdivisions         4,496     24,744     43,037    116,435    188,712        365    (10,487)   178,590

Asset Backed (Automobile
 Receivables)                      --     37,162         --         --     37,162         --       (933)    36,229

Other Securities (Preferred
 Stocks and Corporate Bonds)    6,700      2,911         --      1,493     11,104          3        (20)    11,087
------------------------------------------------------------------------------------------------------------------
Total                         $32,280   $255,422   $120,949   $190,079   $598,730       $659   $(29,705)  $569,684
==================================================================================================================
Fair Value by Maturity        $31,889   $244,831   $115,552   $177,412
======================================================================

[FN]
* Includes $155.1 million in Collateralized Mortgage Obligations with the following maturities: 1 to 5 years $16.6 million; 5 to 10 years $71.6 million; over 10 years $66.9 million. These securities have a market value of $146.6 million and an average yield of 5.28 percent.

An analysis of available for sale investment securities portfolio as of December 31, 1993 follows:

------------------------------------------------------------------------------------------------------------------
(In thousands)                    One        One       Five       Over
                              year or    to five     to ten        ten  Amortized Unrealized Unrealized       Fair
Maturity in Years                less      years      years      years       Cost      gains     losses      Value
------------------------------------------------------------------------------------------------------------------
December 31, 1993:
U.S. Treasury Securities      $11,044   $109,473     $   --     $   --   $120,517     $4,029      $  (2)  $124,544

Securities of U.S. Govt.
 Agencies and Corporations *    9,582     18,478      2,008      1,571     31,639        275       (219)    31,695

Obligations of States and
 Political Subdivisions         3,005         --         --         --      3,005         --         (5)     3,000

Asset Backed (Automobile
 Receivables)                      --         --         --         --         --         --         --         --

Other Securities (Preferred
 Stocks and Corporate Bonds)    6,250      3,017         --         --      9,267        313         --      9,580
------------------------------------------------------------------------------------------------------------------
Total                         $29,881   $130,968     $2,008     $1,571   $164,428     $4,617      $(226)  $168,819
==================================================================================================================
Fair Value by Maturity        $30,103   $135,100     $2,001     $1,615
======================================================================

[FN]
* Includes $24.6 million in Collateralized Mortgage Obligations with the following maturities: 1 year or less $9.4 million; 1 to 5 years $15.2 million. The average yield of these securities is 5.56 percent.


An analysis of held to maturity investment securities portfolio as of December 31, 1993 follows:

------------------------------------------------------------------------------------------------------------------
(In thousands)                    One        One       Five       Over
                              year or    to five     to ten        ten  Amortized Unrealized Unrealized       Fair
Maturity in Years                less      years      years      years       Cost      gains     losses      Value
------------------------------------------------------------------------------------------------------------------
December 31, 1993:
U.S. Treasury Securities      $ 3,029   $122,040   $     --   $     --   $125,069     $  540    $  (270)  $125,339

Securities of U.S. Govt.
 Agencies and Corporations *    9,886     51,668     80,419     81,023    222,996      1,859       (793)   224,062

Obligations of States and
 Political Subdivisions        11,823     23,185     38,065     51,224    124,297      4,548       (758)   128,087

Asset Backed (Automobile
 Receivables)                     152     65,281         --         --     65,433        665        (34)    66,064

Other Securities (Preferred
 Stocks and Corporate Bonds)   12,999      3,115      1,654      1,494     19,262        749         --     20,011
------------------------------------------------------------------------------------------------------------------
Total                         $37,889   $265,289   $120,138   $133,741   $557,057     $8,361    $(1,855)  $563,563
==================================================================================================================
Fair Value by Maturity        $38,638   $266,843   $120,892   $137,190
======================================================================

[FN]
* Includes $162.6 million in Collateralized Mortgage Obligations with the following maturities: 1 year or less $9.9 million; 1 to 5 years $9.3 million; 5 to 10 years $71.3 million; over 10 years $72.1 million. These obligations have a market value of $162.4 million and an average yield of 5.45 percent.

As of December 31, 1994, $248.1 million of investment securities held to maturity were pledged to secure public deposits.

Note 3: Loans and Reserve for Loan Losses

Loans at December 31, consisted of the following:

----------------------------------------------------------------
(In thousands)                          1994                1993
----------------------------------------------------------------
Commercial                          $262,518            $266,448
Real estate-commercial               342,727             346,308
Real estate-construction              27,278              40,533
Real estate-residential              193,061             172,245
----------------------------------------------------------------
   Total real estate loans           563,066             559,086
Installment and personal             292,735             304,993
Unearned income                      (14,548)            (15,788)
----------------------------------------------------------------
    Gross loans                    1,103,771           1,114,739
Loan loss reserve                    (27,600)            (25,587)
----------------------------------------------------------------
    Net loans                     $1,076,171          $1,089,152
================================================================

Included in real estate-residential at December 31, 1994 and 1993 are loans held for resale of $1.9 million and $5.9 million, respectively, the cost of which approximates market value.

Changes in the loan loss reserve were:
------------------------------------------------------------------
(In thousands)                    1994           1993         1992
------------------------------------------------------------------
Balance at January 1,          $25,587        $24,742      $23,853
Sale of Sonoma Valley Bank           -           (684)           -
Provision for loan losses        5,880          9,452        7,005
Credit losses                   (5,921)       (10,091)      (8,794)
Credit loss recoveries           2,054          2,168        2,678
------------------------------------------------------------------
Net chargeoffs                  (3,867)        (7,923)      (6,116)
------------------------------------------------------------------
Balance at December 31,        $27,600        $25,587      $24,742
==================================================================

Restructured loans were $4.4 million at December 31, 1994 and at December 31; 1993, they were $319,000 at December 31, 1992.

The following is a summary of interest foregone on restructured loans for the years ended December 31:
------------------------------------------------------------------------
(In thousands)                                   1994      1993     1992
------------------------------------------------------------------------
Interest income that would have
 been recognized had the loans
 performed in accordance with
 their original terms                             $380      $472    $135
Less: Interest income recognized
          on restructured loans                   (264)     (218)      -
------------------------------------------------------------------------
Interest foregone on restructured loans           $116      $254    $135
========================================================================

There were no commitments to lend additional funds to borrowers whose loans are included above.

Note 4: Concentrations of Credit Risk

The Company's business activity is with customers in Northern California. The loan portfolio is well diversified with no industry comprising greater than ten percent of total loans outstanding as of December 31, 1994.

The Company has a significant amount of credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and stand-by letters of credit related to real estate loans of $11.8 million at December 31, 1994. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75 percent on commercial real estate loans and no greater than 80 percent on residential real estate loans.

Note 5: Premises and Equipment

A summary as of December 31, follows:
-------------------------------------------------------------------------
                                              Accumulated
                                           Depreciation and       Net
(In thousands)                  Cost         Amortization      Book Value
-------------------------------------------------------------------------
1994
Land                         $ 3,735          $      -            $ 3,735
Buildings and improvements    19,861            (7,286)            12,575
Leasehold improvements         2,276            (1,520)               756
Furniture and equipment       13,737            (7,516)             6,221
-------------------------------------------------------------------------
                    Total    $39,609          $(16,322)           $23,287
=========================================================================

1993
Land                         $ 3,735          $      -            $ 3,735
Buildings and improvements    20,072            (6,876)            13,196
Leasehold improvements         2,537            (1,513)             1,024
Furniture and equipment       14,347            (6,961)             7,386
-------------------------------------------------------------------------
                    Total    $40,691          $(15,350)           $25,341
=========================================================================

Depreciation and amortization included in non-interest expense amount to $3,708,000 in 1994, $3,622,000 in 1993 and $4,198,000 in 1992.

Note 6: Borrowed Funds

Notes payable include the unsecured obligations of the Company as of December 31, 1994 and 1993, as follows:
-----------------------------------------------------------------------
(In thousands)                                            1994     1993
-----------------------------------------------------------------------
Unsecured note dated September, 1976, interest
payable semiannually at 9 7/8% and principal
payments of $267,000 due annually to September
1, 1996. Note was paid off in September, 1994.           $   -   $  196

Unsecured note dated May, 1984, interest
payable quarterly at 12.95% and principal
payments of $1,000,000 due annually beginning
September 1, 1991 and ending on September 1,
1996. Note was paid off in October, 1994.                    -    2,100

Equity contract notes, originated in April, 1986
and maturing on April 1, 1996. Interest payable
semiannually at 11 5/8% and principal payments
of $2,500,000 due annually, on April 1, starting
in 1993. Notes were paid off in April, 1994.                 -    7,500

Senior notes, originated in May, 1988 and
maturing on June 30, 1995. Interest payable
semiannually at 10.87% and principal
payment due at maturity.                                 5,000    5,000

Subordinated note, issued by Westamerica Bank,
originated in December, 1993 and maturing
September 30, 2003. Interest of 6.99% per
annum is payable semiannually on March 31
and September 30, with principal due at
maturity.                                               20,000   20,000
-----------------------------------------------------------------------
                    Total notes payable                $25,000  $34,796
=======================================================================

Mortgages payable of $524,000 consist of a note of Westamerica Bank secured by a deed of trust on premises having a net book value of $756,000 at December 31, 1994. The note, which has an effective interest rate of 10 percent, is scheduled to mature in April, 1995.

At December 31, 1994, the Company had unused lines of credit amounting to $2.5 million. Compensating balance arrangements are not significant to the operations of the Company.

At December 31, 1994, the Banks had $96.6 million in time deposit accounts in excess of $100,000; interest on these accounts in 1994 was $3.5 million.

Note 7: Shareholders' Equity

In April 1982, the Company adopted an Incentive Stock Option Plan and 413,866 shares were reserved for issuance. Under this plan, all options are currently exercisable and terminate 10 years from the grant. At December 31, 1994, 17,340 options were outstanding and exercisable. Under the Stock Option Plan adopted by the Company in 1985, 750,000 shares have been reserved for issuance. Stock appreciation rights, incentive stock options and non-qualified stock options are available under this plan. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. The 1985 plan was amended in 1990 to provide for restricted performance shares ("RPS") grants. RPS's granted were 33,900, 24,700, and 27,450, for the years ended December 31, 1994, 1993 and 1992, respectively. The related expense for those years was $960,000, $740,000, and $315,000, respectively. An RPS grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period. At December 31, 1994, 167,209 options were available for grant under the 1985 Stock Option Plan.

Information with respect to options outstanding and options exercised under the plans is summarized in the following table:

-----------------------------------------------------------------------------
                      Number            Option Price
                     of shares          $ per share                   $ Total
-----------------------------------------------------------------------------
Shares under option at December 31:
  1994               399,741             8.50 - 28.06               8,628,494
  1993               313,564             8.50 - 24.50               5,766,400
  1992               278,544             6.06 - 22.00               4,249,399
Options exercised during:
  1994                31,742             8.88 - 24.50                 456,150
  1993                51,260             8.88 - 22.00                 692,157
  1992               168,423             6.06 - 13.29               1,975,000

At December 31, 1994, options for 204,104 shares were exercisable.

Shareholders have authorized issuance of two new classes of 1,000,000 shares each, to be denominated "Class B Common Stock" and "Preferred Stock", respectively, in addition to the 20,000,000 shares of Common Stock presently authorized. At December 31, 1994, no shares of Class B or Preferred Stock had been issued.

In December 1986, the Company declared a dividend distribution of one common share purchase right (the "Right") for each outstanding share of common stock. The Rights are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 15 percent or more of the Company's stock without the prior consent of the Board of Directors. If the Rights become exercisable, the holder may purchase one share of the Company's common stock for $65. Following an acquisition of 15 percent of the Company's common stock or 50 percent or more of its assets without prior consent of the Company, each right will also entitle the holder to purchase $130 worth of common stock of the Company for $65. Under certain circumstances, the Rights may be redeemed by the Company at a price of $.05 per right prior to becoming exercisable and in certain circumstances thereafter. The Rights expire on December 31, 1999, or earlier, in connection with certain Board-approved transactions.

Note 8: Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement reported amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The components of the net deferred tax assets as of December 31 are as follows:
------------------------------------------------------------------------
(In thousands)                                      1994            1993
------------------------------------------------------------------------
Deferred tax asset
          Reserve for loan losses                $11,280         $10,321
          State franchise taxes                    1,318             676
          Securities available for sale            1,293               -
          Deferred compensation                      998             534
          Real estate owned                        2,135           2,742
          Other                                    1,187           1,037
------------------------------------------------------------------------
                                                  18,211          15,310
Valuation allowance                                    -               -
------------------------------------------------------------------------
          Total deferred tax asset                18,211          15,310

Deferred tax liability
          Net deferred loan costs                    452             502
          Fixed assets                             1,076           1,164
          Securities available for sale                -           1,864
          Other                                       23             148
------------------------------------------------------------------------
Total deferred tax liability                       1,551           3,678
------------------------------------------------------------------------
Net deferred tax asset                           $16,660         $11,632
========================================================================

The Company believes a valuation allowance is not needed to reduce the deferred tax asset because it is more likely than not that the deferred tax asset will be realized through recoverable taxes or future taxable income. The provisions for federal and state income taxes consist of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

-----------------------------------------------------------------
(In thousands)                      1994        1993         1992
-----------------------------------------------------------------
Current income tax expense:
        Federal                  $ 8,693      $2,501       $6,977
        State                      4,045       2,195        3,130
-----------------------------------------------------------------
        Total current             12,738       4,696       10,107
-----------------------------------------------------------------
Deferred income tax benefit:
        Federal                   (1,590)       (646)      (1,758)
        State                       (280)       (617)        (492)
-----------------------------------------------------------------
        Total deferred            (1,870)     (1,263)      (2,250)

Adjustment of net deferred tax asset
 for enacted changes in tax rates:
        Federal                        -        (304)           -
        State                          -         (90)           -
-----------------------------------------------------------------
Provision for income taxes       $10,868      $3,039       $7,857
=================================================================

The provisions for income taxes differ from the provisions computed by applying the statutory federal income tax rate to income before taxes, as follows:

-----------------------------------------------------------------
(In thousands)                      1994        1993         1992
-----------------------------------------------------------------
Federal income taxes due
 at statutory rate               $12,433      $4,248       $7,846
(Reductions) increases in
  income taxes resulting from:
 Interest not taxable for federal
  income tax purposes             (3,362)     (1,895)      (1,735)
 State franchise taxes, net of
  federal income tax benefit       2,447         982        1,753
 Deferred benefit and other         (650)       (296)          (7)
-----------------------------------------------------------------
Provision for income taxes       $10,868      $3,039       $7,857
=================================================================

Note 9: Fair Value of Financial Instruments

The following fair values of financial instruments do not represent actual amounts that may be realized upon any sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented represent the Company's best estimate of fair value using the methodologies discussed below. The fair value of financial instruments which have a relatively short period of time between their origination and their expected realization was estimated using historical cost. The estimated fair value of such financial instruments at December 31, was:

---------------------------------------------------------------------------
(In thousands)                                     1994                1993
---------------------------------------------------------------------------
Cash and cash equivalents                    $  112,401          $  102,618
Money market assets                                 250                 250
Interest and taxes receivable                    34,777              28,799
Non-interest bearing and interest-bearing
 transaction and savings deposits             1,325,941           1,313,908
Funds purchased                                 133,218              69,064
Interest payable                                  3,167               2,700

The fair value at December 31, of the following financial instruments was estimated using quoted market prices:

--------------------------------------------------------------------------
(In thousands)                                     1994               1993
--------------------------------------------------------------------------
Investment securities available for sale     $  160,609        $   168,819
Investment securities held to maturity          569,684            563,563
Trading account securities                            -                 10

Loans were separated into two groups for valuation. Variable rate loans, except for those which have reached their maximum contractual rates, which reprice frequently with changes in market rates were valued using historical data. Fixed rate loans were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $27,600,000 reserve for loan losses was applied against the estimated fair value to recognize future defaults of contractual cash flows. The estimated fair value of loans at December 31, was:

---------------------------------------------------------------------------
(In thousands)                                     1994                1993
---------------------------------------------------------------------------
Loans                                        $1,054,768          $1,096,164

The fair value of time deposits and notes and mortgages payable was estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics.

The estimated fair values at December 31, were:

--------------------------------------------------------------------------
(In thousands)                                     1994               1993
--------------------------------------------------------------------------
Time deposits                                $  362,186         $  420,475
Notes and mortgages payable                      22,898             36,014

The estimated fair value of the Company's interest rate swaps, which are determined by dealer quotes and generally represent the amount that the Company would pay to terminate its swap contracts were $1,071,000 and $593,000, respectively, at December 31, 1994 and 1993.

Note 10: Interest Rate Risk Management

The Company considers the effects of various factors in implementing interest rate risk management activities, including the utilization of interest-rate swaps. The notional amounts of interest rate swaps outstanding were:

--------------------------------------------------------------------
(In thousands)                       1994         1993          1992
--------------------------------------------------------------------
Balance, January 1,              $110,000     $ 50,000       $75,000
Contracts entered                       -       60,000        50,000
Contracts matured                 (50,000)           -       (75,000)
--------------------------------------------------------------------
Balance, December 31,            $ 60,000     $110,000       $50,000
--------------------------------------------------------------------
Fair value, December 31,         $ (1,071)    $   (593)      $     -
====================================================================

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amounts. For the $60 million of interest rate swaps outstanding at December 31, 1994, comprised of two contracts with notional amounts of $30 million each, the Company pays a floating rate, based on the three-month London Interbank Offering Rate (LIBOR), and receives a weighted average fixed rate of 4.11 percent. The LIBOR rate has averaged 4.43 percent from the date these swaps were entered into through December 31, 1994. The Company is exposed to credit-related losses in the event of non-performance by the counterparty but does not expect this event to occur, as the Company deals only with highly rated counterparties. At December 31, 1994 and 1993, due to the loss position, no credit exposure existed in connection with the interest rate swaps. These swap contracts are scheduled to mature in August, 1995.

Note 11: Lease Commitments

Fifteen banking offices and three administrative service centers are owned and thirty-three banking offices and two support facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment. Minimum future rental payments, net of sublease income, at December 31, 1994, are as follows:

(In thousands)

     Year                            Amount
     --------------------------------------
     1995                           $ 3,600
     1996                             2,933
     1997                             1,772
     1998                             1,262
     1999                               825
     Thereafter                       2,600
     --------------------------------------
     Total minimum lease payments   $12,992
     ======================================

Total rentals for premises and equipment net of sublease income included in non-interest expense were $3,129,000 in 1994, $3,862,000 in 1993 and
$3,910,000 in 1992.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company's normal credit policies and collateral requirements. Unfunded loan commitments were $161.8 million at December 31, 1994.

Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $6.5 million and $6.4 million at December 31, 1994 and 1993, respectively. The Company, because of the nature of its business, is subject to various threatened or filed legal cases. The Company, based on the advice of the legal counsel, does not expect such cases will have a material, adverse effect on its financial position or results of operations.

Note 13: Retirement Benefit Plans

The Company sponsors a defined benefit Retirement Plan covering substantially all of its salaried employees with one or more years of service. The Company's policy is to expense costs as they accrue as determined by the Projected Unit Cost method. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

The following table sets forth the Retirement Plan's funded status as of December 31 and the pension cost for the years ended December 31:

--------------------------------------------------------------------------
(In thousands)                                         1994           1993
--------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Vested benefit obligation                          $ (8,870)      $(11,245)
--------------------------------------------------------------------------
Accumulated benefit obligation                     $(10,120)      $(11,430)
--------------------------------------------------------------------------
Projected benefit obligation                       $(10,331)      $(11,612)
Plan assets at fair market value                     10,430         11,677
--------------------------------------------------------------------------
Funded status - projected benefit obligation
 less than plan assets                             $     99       $     65
==========================================================================
Comprised of:
 Prepaid pension cost                              $     69       $     22
 Unrecognized net (loss) gain                            27            (75)
 Unrecognized prior service cost                        362            529
 Unrecognized net obligation, net
  of amortization                                      (359)          (411)
--------------------------------------------------------------------------
 Total                                             $     99       $     65
==========================================================================
--------------------------------------------------------------------------
(In thousands)                                         1994           1993
--------------------------------------------------------------------------
Net pension costs includes the
 following components:
 Service cost during the period                    $    372       $    364
 Interest cost on projected
  benefit obligation                                    776            744
 Actual return on plan assets                           (68)        (1,012)
 Net amortization and deferral                         (775)            64
--------------------------------------------------------------------------
 Net periodic pension cost                         $    305       $    160
==========================================================================

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25 percent and 4.50 percent, respectively, at December 31, 1994 and 6.75 percent and 4.50 percent, respectively, at December 31, 1993. The expected long-term rate of return on plan assets in 1994 and 1993 was 7 percent.

Effective January 1, 1992, the Company adopted a defined contribution Deferred Profit Sharing Plan covering substantially all of its salaried employees with one or more years of service. Participant deferred profit sharing account balances offset benefits accrued under the Retirement Plan which was amended effective January 1, 1992 to coordinate benefits with the Deferred Profit Sharing Plan. The coordination of benefits results in the Retirement Plan benefit formula establishing the minimum value of participant retirement benefits which, if not provided by the Deferred Profit Sharing Plan, are guaranteed by the Retirement Plan.

The costs charged to non-interest expense related to benefits provided by the Retirement Plan and the Deferred Profit Sharing Plan were $1,327,000 in 1994, $1,160,000 in 1993 and $1,037,000 in 1992.

In addition to the Retirement Plan and the Deferred Profit Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. This plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to the plan. Participants may invest in five funds, including Westamerica Bancorporation Common Stock Fund. The matching contributions charged to operating expense were $477,000 in 1994, $482,000 in 1993 and $462,000 in 1992.

Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", ("SFAS No. 106"). Adoption of SFAS No. 106 required a change from the cash method to an actuarial based accrual method of accounting for postretirement benefits other than pensions. The Company offers continuation of group insurance coverage to employees electing early retirement, as defined by the Retirement Plan, for the period from the date of early retirement until age sixty five. The Company contributes an amount toward early retirees' insurance premiums which is fixed at the time of early retirement. The Company reimburses Medicare Part B premiums for all retirees over age sixty five, as defined by the Retirement Plan.

The following table sets forth the net periodic postretirement benefit cost for the years ended December 31 and the funded status of the plan at December 31:

----------------------------------------------------------------------
(In thousands)                                  1994              1993
----------------------------------------------------------------------
Service cost                                  $   -             $    -
Interest cost                                    105               107
Actual return on plan assets                       -                 -
Amortization of unrecognized
 transition obligation                            61                61
Other, net                                         -                 -
----------------------------------------------------------------------
Net periodic cost                             $  166            $  168
----------------------------------------------------------------------
Accumulated postretirement benefit
 obligation attributable to:
       Retirees                               $1,140            $1,130
       Fully eligible participants               239               265
       Other                                     188               158
----------------------------------------------------------------------
       Total                                  $1,567            $1,553
======================================================================
Fair value of plan assets                     $   -             $    -

Accumulated postretirement benefit
 obligation in excess of plan assets           1,567            $1,553

Comprised of:
 Unrecognized prior service cost                   -                 -
 Unrecognized net gain (loss)                      -                 -
 Unrecognized transition obligation            1,407             1,471
 Recognized postretirement obligation            160                82
----------------------------------------------------------------------
Total                                         $1,567            $1,553
======================================================================

The discount rate used in measuring the accumulated postretirement benefit obligation was 7.25 percent at December 31, 1994 and 6.75 percent at December 31, 1993. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 8 percent for 1995 and declined steadily to an ultimate trend rate of 4 percent beginning in 1999. The effect of a one percentage point increase on the assumed health care cost trend for each future year would increase the aggregate of the service cost components of the 1994 and 1993 net periodic cost by $87,000 and $73,000, respectively, and increase the accumulated postretirement benefit obligation at December 31, 1994 and 1993 by $255,000 and $204,000, respectively.

Note 14: Related Party Transactions

Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Banks during 1994 and 1993. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. No related party loans represent more than normal risk of collection. Such loans were $3,108,000 and $5,238,000 at December 31, 1994 and 1993, respectively.

Note 15: Restrictions

Payment of dividends to the Company by Westamerica Bank, the largest subsidiary bank, is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends declared. Under this regulation, Westamerica Bank was not restricted as to the payment of $11.4 million in dividends to the Company as of December 31, 1994. During 1992 and 1993, Napa Valley Bank, a banking subsidiary, was operating under a regulatory order which disallowed payment of dividends to the Company unless it reduced the level of problem loans, liquidated or reserved adequately against the real estate investment in its subsidiary company, and strengthened its loan loss reserve. Napa Valley Bank has complied with all conditions of the regulatory order, which was removed by the regulators early in 1994. Napa Valley Bank began to pay dividends to the Company in the fourth quarter of 1994. Bank of Lake County, another subsidiary bank, started to pay dividends to the Company in the third quarter of 1994. Payment of dividends by the Company is also restricted under the terms of the note agreements as discussed in Note 6. Under the most restrictive of these agreements, $24.4 million was available for payment of dividends as of December 31, 1994. The Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Banks' daily average on deposit at the Federal Reserve Bank was $43.0 million in 1994 and $40.4 million in 1993.

Note 16: Westamerica Bancorporation (Parent Company Only)

Statements of Income (In thousands)
-----------------------------------------------------------------------------
Years ended December 31,                 1994             1993           1992
-----------------------------------------------------------------------------
Dividends from subsidiaries           $19,680          $16,671        $ 8,630
Interest from subsidiaries                101              315             61
Other income                            3,752            2,781          1,158
-----------------------------------------------------------------------------
Total income                           23,533           19,767          9,849
-----------------------------------------------------------------------------
Interest on borrowings                  1,029            1,958          2,434
Salaries and benefits                   5,529            4,526            782
Other non-interest expense              2,927            5,464          3,451
-----------------------------------------------------------------------------
Total expenses                          9,485           11,948          6,667
-----------------------------------------------------------------------------
Income before income tax benefit and
 equity in undistributed income
 of subsidiaries                       14,048            7,819          3,182
Income tax benefit                      2,463            3,478          1,890
Equity in undistributed income
 (loss) of subsidiaries                 8,162           (1,842)        10,150
-----------------------------------------------------------------------------
Net income                            $24,673          $ 9,455        $15,222
=============================================================================

Balance Sheets (In thousands)
-----------------------------------------------------------------------
Years ended December 31,                          1994             1993
-----------------------------------------------------------------------
Assets
Cash and cash equivalents                     $  4,526         $  4,790
Investment securities held to maturity           6,750            9,250
Loans                                              148              149
Investment in subsidiaries                     158,168          154,257
Premises and equipment                              55               29
Accounts receivable from subsidiaries              156               65
Other assets                                     5,741            2,056
-----------------------------------------------------------------------
Total assets                                  $175,544         $170,596
=======================================================================
Liabilities
Long-term debt                                 $ 5,000         $ 14,796
Other liabilities                                4,339            3,353
-----------------------------------------------------------------------
Total liabilities                                9,339           18,149
Shareholders' equity                           166,205          152,447
-----------------------------------------------------------------------
Total liabilities and
shareholders' equity                          $175,544         $170,596
=======================================================================

Statements of Cash Flows (In thousands)
---------------------------------------------------------------------------
Years ended December 31,                   1994           1993         1992
---------------------------------------------------------------------------
Operating Activities
Net income                              $ 24,673      $ 9,455      $ 15,222
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation                                  65          108            67
Undistributed earnings (loss)
  of affiliates                           (8,162)         607       (10,150)
Increase in equity in affiliates               -            -        (1,797)
(Increase) decrease in receivables
  from affiliates                            (91)         197         1,020
Net change in income taxes                (1,740)          60         2,633
(Increase) decrease in other assets       (2,295)       1,183        (1,394)
Increase in other liabilities              1,448        1,583           301
Gain on sale of Sonoma Valley Bank             -         (668)            -
Net gain on sale of land                       -            -            43
---------------------------------------------------------------------------
Net cash provided by operating
 activities                               13,898       12,525         5,945
---------------------------------------------------------------------------
Investing Activities
Purchases of premises and equipment          (92)           -        (2,189)
Net change in land held for sale               -         (800)            -
Net change in loan balances                    1         (149)            -
Investment in subsidiaries                  (140)      (8,639)         (485)
Purchase of investment securities         (4,500)      (9,700)      (13,991)
Proceeds from maturities
 of investment securities                  7,000        14,191       10,500
Proceeds from sale of premises
 and equipment                                 -         2,369        2,149
Proceeds from sale of Sonoma Valley Bank       -         2,733            -
---------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                      2,269            5       (4,016)
---------------------------------------------------------------------------
Financing Activities
Net decrease in short-term debt                 -            -         (656)
Principal reductions of long-term debt     (9,796)      (6,260)      (2,611)
Proceeds from issuance of note
  payable to affiliate                          -            -        1,368
Proceeds from exercise of stock options     1,025        1,446        2,139
Retirement of stock                        (2,488)           -            -
Unrealized loss on marketable
  equity securities                             -            -            9
Dividends paid                             (5,172)      (4,655)      (2,987)
---------------------------------------------------------------------------
Net cash used in financing activities     (16,431)      (9,469)      (2,738)
---------------------------------------------------------------------------
Net (decrease) increase in cash and
  cash equivalents                           (264)        3,061        (809)
Cash and cash equivalents at
   prior year end                           4,790         1,729       2,538
---------------------------------------------------------------------------
Cash and cash equivalents at
  December 31,                            $ 4,526       $ 4,790     $ 1,729
===========================================================================


Note 17: Quarterly Financial Information (Unaudited)

(In thousands except per share data and price of common stock)
                            March 31,      June 30,      Sept. 30,       Dec. 31,
1994
---------------------------------------------------------------------------------
Interest income              $32,478        $33,382        $34,006       $34,372
Net interest income           22,821         23,336         23,421        23,545
Provision for loan losses      1,605          1,605          1,470         1,200
Non-interest income            5,404          4,812          4,536         4,669
Non-interest expense          17,784         17,752         17,575        18,013
Income before taxes            8,836          8,791          8,912         9,001
Net income                     5,995          6,023          6,286         6,369
Net income per share             .74            .75            .78           .79
Dividends declared per share     .15            .15            .17           .17
Price range,
 common stock           $25.88-29.25   $27.00-32.50   $29.25-33.25  $29.00-33.25

1993
------------------------------------------------------------------------------------
Interest income              $35,946         $34,293       $33,215       $33,462
Net interest income           24,174          23,392        23,301        23,778
Provision for loan losses      1,550           4,692         1,605         1,605
Non-interest income            5,018           8,344         5,575         5,009
Non-interest expense          23,314          34,245        19,594        19,492
Income (loss) before taxes     4,328          (7,201)        7,677         7,690
Net income (loss)              3,019          (4,070)        5,125         5,381
Net income (loss) per share      .38            (.50)          .63           .67
Dividends declared per share     .14             .14           .14           .15
Price range,
 common stock           $22.13-30.25    $23.88-28.75   $25.13-28.50 $25.75-28.50


Note 18: Acquisitions (Unaudited)

a) Consumated acquisitions

On April 15, 1993, the Company issued approximately 2,122,740 shares of its common stock in exchange for all of the outstanding common stock of Napa
Valley Bancorp, a bank holding company. This business transaction was accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial data for periods prior to the combination include the accounts and results of operations of Napa Valley Bancorp. Certain reclassification have been made to Napa Valley Bancorp to conform to Westamerica Bancorporation's presentation. The total interest and total non-interest income previously reported by Napa Valley Bancorp included in the accompanying 1992 consolidated financial statements were $49.9 million and $7.1 million, respectively. The net income reported by Napa Valley
Bancorp for 1992 was $1.2 million.

b) Pending acquisitions

On July 25, 1994, the Company announced the signing of a Definitive Merger
Agreement under which the Company will acquire all of the outstanding shares of common stock of PV Financial, a bank holding company located in Modesto, California. Shareholders of PV Financial approved the proposed merger with and into the Company on November 14, 1994 and the merger date was effective January 31, 1995. Under the terms of this agreement, all of the outstanding shares of PV Financial Common Stock will be converted into the right to receive .5348 of a share of the Company's Common Stock, pursuant to a tax-free exchange.

On November 17, 1994, the Company announced the signing of a Definitive
Merger Agreement under which the Company will acquire all of the outstanding shares of common stock of CapitolBank Sacramento, headquartered in Sacramento, California. This agreement provides for an exchange ratio of .0938 of a share of the Company's Common Stock for each outstanding share of CapitolBank Common Stock. Pursuant to this agreement, the exchange ratio is subject to adjustments if certain conditions in connection with the Company's average share price occur and other conditions as defined in the definitive merger agreement. The parties have not yet adopted a formal timetable, but it is estimated that the merger will be consummated by mid
1995.

On December 8, 1994, the Company and North Bay Bancorp, a bank holding company located in Novato, California, signed a Definitive Merger Agreement under which all of the outstanding shares of North Bay Bancorp Common Stock will be exchanged for shares of the Company's Common Stock. This agreement provides that holders of each share of North Bay Bancorp will be entitled to receive, on a tax-free basis, .3600 of a share of the Company's common stock. Pursuant to this agreement, the exchange ratio is subject to an adjustment if certain conditions in connection with the Company's average share price occur and other conditions as defined in the definitive merger agreement.

The following unaudited pro forma combined financial information, based on the historical financial statements of the parties, summarizes the combined results of operations of the Company, PV Financial, Capitol Bank and North
Bay on a pooling-of-interests basis, as if the combinations had been consummated on January 1 of each of the periods presented.

(In thousands, except per share data)
------------------------------------------------------------------
Years Ended December 31,         1994           1993          1992
------------------------------------------------------------------

Total assets at year end   $2,457,463     $2,428,848    $2,377,028
Net loans at year end       1,353,468      1,363,543     1,407,612
Deposits at year end        2,071,668      2,109,514     2,141,800
Shareholders' equity at
 year end                     204,704        188,644       177,639
Net interest income           116,234        113,786       114,149
Net income                     27,705         12,023        16,040
Earnings per share               2.77           1.20          1.63


Management's Letter of Financial Responsibility

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

Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the financial statements, and that assets are safeguarded from unauthorized use or loss. This system includes extensive written policies and operating procedures and a comprehensive internal audit function, and is supported by the careful selection and training of staff, an organizational structure providing for division of responsibility, and a Code of Ethics covering standards of personal and business conduct.
Management believes that, as of December 31, 1994 the Corporation's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the financial statements and related financial information contained in the annual report.

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

The Corporation's financial statements have been audited by KPMG Peat Marwick
LLP, independent certified public accountants elected by the shareholders. All financial records and related data, as well as the minutes of shareholders and directors meetings, have been made available to them. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.

David L. Payne
Chairman, President and CEO

James M. Barnes
Executive Vice President and CFO

Dennis R. Hansen
Senior Vice President and Controller


Independent Auditor's Report

The Board of Directors and Shareholders of Westamerica Bancorporation

We have audited the accompanying consolidated balance sheets of Westamerica
Bancorporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended
December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As discussed in Note 1 to the consolidated financial statements, the consolidated statements of income, changes in shareholders' equity, and cash flows for the period ended December 31, 1992, include the April 15, 1993 acquisition of Napa Valley Bancorp on a pooling-of-interests basis. We did not audit the financial statements of Napa Valley Bancorp as of and for the period ended December 31, 1992, which statements reflect total interest and non-interest income constituting 32 percent in 1992 of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Napa Valley Bancorp, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1994 in conformity with generally accepted accounting principles.


/s/ KPMG Peat Marwick

San Francisco, California
February 13, 1995



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is incorporated herein by reference from the "Election of Directors" and "Executive Officers" section on Pages 2 through 10 of the Company's Proxy Statement dated March 21,
1995, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the "Executive Compensation" and "Retirement
Benefits and Other Arrangements" section on Pages 11 through 15 of the Company's Proxy Statement dated March 21, 1995, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference from the "Security Ownership of Certain Beneficial Owners and Management" section on Pages 8 and 9 of the Company's Proxy Statement dated March 21, 1995, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the "Indebtedness of Directors and Management" section on Page 6 of the Company's Proxy Statement dated March 21, 1995, which has been filed with the Commission pursuant to Regulation 14A.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1.  All Financial Statements

See Index to Financial Statements on page 35.

    (a) 2. Financial statement schedules required by Item 8 of Form 10-K and by Item 14(d).
            None (Information included in Financial Statements).

    (a) 3.  Exhibits
            The following documents are included or incorporated by reference in this annual report on Form 10-K.

Exhibit
Number
 3(a)      Restated Articles of Incorporation (composite copy).

 3(b)**    By-laws.

 4(a)      Ammended and Restated Rights Agreement - March 23, 1995.

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

 21       Subsidiaries of the registrant.

 23       Consent of experts

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


The Corporation will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to Office of the Corporate Secretary, Westamerica Bancorporation, P. O. Box 567, San
Rafael, California 94915, and payment to the Corporation of $.25 per page.

   (b)     Report on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAMERICA BANCORPORATION

 By  Dennis R. Hansen                        By   James M. Barnes
    ----------------------                       ----------------------
 Senior Vice President and Controller         Executive Vice President and
   (Principal Accounting Officer)               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature                    Title                      Date

    David L. Payne                 Chairman of the Board and       3/23/95
 ------------------------------  Director and President and CEO
    David L. Payne
    E. Joseph Bowler               Senior Vice President           3/23/95
 ------------------------------     and Treasurer
    E. Joseph Bowler
    Etta Allen                     Director                        3/23/95
 ------------------------------
    Etta Allen
    Louis E. Bartolini             Director                        3/23/95
 ------------------------------
    Louis E. Bartolini
    Charles I. Daniels, Jr.        Director                        3/23/95
 ------------------------------
    Charles I. Daniels, Jr.
    Don Emerson                    Director                        3/23/95
 ------------------------------
    Don Emerson
    Arthur C. Latno                Director                        3/23/95
 ------------------------------
    Arthur C. Latno
    Patrick D. Lynch               Director                        3/23/95
 ------------------------------
    Patrick D. Lynch
    Catherine Cope MacMillan       Director                        3/23/95
 ------------------------------
    Catherine Cope MacMillan
                                   Director                        3/23/95
 ------------------------------
    James Maggetti
    Dwight H. Murray, Jr. M.D.      Director                        3/23/95
 ------------------------------
    Dwight H. Murray, Jr., M.D.
    Ronald A. Nelson               Director                        3/23/95
 ------------------------------
    Ronald A. Nelson
    Carl Otto                      Director                        3/23/95
 ------------------------------
    Carl Otto
    Edward B. Sylvester            Director                        3/23/95
 -----------------------------
    Edward B. Sylvester

Exhibit 21

WESTAMERICA BANCORPORATION
SUBSIDIARIES AS OF DECEMBER 31, 1994


                                       State of Incorporation

     Westamerica Bank                        California

     Napa Valley Bank                        California

     Bank of Lake County                     California

     Community Banker Services Corporation   California

     Westcore                                California


Exhibit 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K, filed by Westamerica Bancorporation, of our reports dated March 31, 1993 on our audits of Napa Valley Bancorp's financial statements for the year ended December 31, 1992. It should be noted that we have performed no audit procedures subsequent to March 31, 1993, the date of our report. Furthermore, we have not audited any financial statements of Napa Valley Bancorp as of any date or for any periods subsequent to December 31, 1992.



/s/ Arthur Andersen LLP


San Francisco, California
March 27, 1995



