Form 10-Q
period 1995-03-31
WESTAMERICA BANCORPORATION
filed 1995-05-15
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1995

Commission File Number: 1-9383


WESTAMERICA BANCORPORATION
(Exact Name of Registrant as Specified in its Charter)


CALIFORNIA
(State or other jurisdiction of
incorporation or organization)

94-2156203
(I.R.S. Employer
Identification No.)

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

Yes [ x ]    No [   ]

Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Title of Class
Common Stock,
No Par Value

Shares outstanding as of May 7, 1995
9,234,713



BALANCE SHEETS
- --------------
(in thousands)
                                                       March 31,
                                                 ----------------  December 31,
                                                  1995      1994 *       1994 *
                                                 -----      ------    ---------
ASSETS
Cash and cash equivalents                     $147,253    $124,307     $127,292
Money market assets                                250         250          250
Investment securities available for sale       174,637     188,531      176,494
Investment securities held to maturity
    with market values of:                     597,020     603,293      605,962
         $584,496 at March 31, 1995
         $597,834 at March 31, 1994
         $576,721 at December 31, 1994
Loans, net of reserve for loan losses of:    1,211,010   1,195,512    1,213,644
         $30,208 at March 31, 1995
         $27,864 at March 31, 1994
         $29,434 at December 31, 1994
Other real estate owned                          7,107      12,555        7,513
Premises and equipment, net                     23,475      25,440       24,301
Interest receivable and other assets            54,050      51,582       54,170
                                            ----------  ----------   ----------
                      Total assets          $2,214,802  $2,201,470   $2,209,626
                                            ==========  ==========   ==========
LIABILITIES
Deposits:
  Non-interest bearing                        $395,864    $400,905     $421,658
  Interest bearing:
    Transaction                                298,939     306,647      301,621
    Savings                                    696,728     722,015      707,222
    Time                                       420,009     449,446      417,040
                                            ----------  ----------   ----------
    Total interest-bearing deposits          1,415,676   1,478,108    1,425,883
                                            ----------  ----------   ----------
    Total deposits                           1,811,540   1,879,013    1,847,541
Funds purchased                                170,538      95,167      133,218
Liability for interest, taxes and
  other expenses                                14,886      18,813       17,719
Notes and mortgages payable                     25,524      35,586       25,524
                                            ----------  ----------   ----------
      Total liabilities                      2,022,488   2,028,579    2,024,002

SHAREHOLDERS' EQUITY
Authorized - 20,000 shares
Common stock issued and outstanding:            66,637      65,547       65,677
         9,225 at March 31, 1995
         9,240 at March 31, 1994
         9,221 at December 31, 1994
Capital surplus                                 10,289      10,289       10,289
Unrealized (loss) gain on securities
    available for sale                            (738)        385      (1,905)

Retained earnings                              116,126      96,670      111,563
                                            ----------  ----------   ----------
      Total shareholders' equity               192,314     172,891      185,624
                                            ----------  ----------   ----------
                Total liabilities and
                 shareholders' equity       $2,214,802  $2,201,470   $2,209,626
                                            ==========  ==========   ==========

* 1994 data has been restated on a historical basis to reflect the January 31, 1995 acquisition of PV Financial on a pooling-of-interest basis.


STATEMENTS OF INCOME
- --------------------
(in thousands, except when indicated)
                                                For the three months
                                                   ended March 31,
                                                  1995        1994
                                               -------     -------
INTEREST INCOME
Loans                                          $28,379     $25,564
Money market assets and funds sold                  --          94
Investment securities available for sale         2,596       2,431
Investment securities held to maturity           8,066       7,479
                                               -------     -------
    Total interest income                       39,041      35,568

INTEREST EXPENSE
Transaction deposits                               736         765
Savings deposits                                 4,579       3,886
Time deposits                                    4,693       4,238
Funds purchased                                  2,231         816
Long-term debt                                     505         828
                                               -------     -------
    Total interest expense                      12,744      10,533
                                               -------     -------
NET INTEREST INCOME                             26,297      25,035
Provision for loan losses                        1,275       1,982

NET INTEREST INCOME AFTER                      -------     -------
   PROVISION FOR LOAN LOSSES                    25,022      23,053

NON-INTEREST INCOME
Service charges on deposit accounts              3,055       3,118
Merchant credit card                               502         547
Mortgage banking                                   181         344
Brokerage commissions                              139         165
Net investment securities gains                     --         520
Other                                              719       1,085
                                               -------     -------
    Total non-interest income                    4,596       5,779

NON-INTEREST EXPENSE
Salaries and related benefits                    9,362       9,944
Occupancy                                        2,048       1,949
Equipment                                        1,226       1,196
FDIC insurance assessment                        1,044       1,081
Professional fees                                  998         496
Data processing                                    990       1,073
Other real estate owned                             99        (180)
Other                                            3,097       3,559
                                               -------     -------
    Total non-interest expense                  18,864      19,118
                                               -------     -------
INCOME BEFORE INCOME TAXES                      10,754       9,714
Provision for income taxes                       3,516       3,214
                                               -------     -------
NET INCOME                                      $7,238      $6,500

Average shares outstanding                       9,220       9,234

PER SHARE DATA
Earnings per share                               $0.79       $0.70
Dividends declared                                0.17        0.15



STATEMENTS OF CASH FLOWS
- ------------------------                        For the three months
(In thousands)                                     ended March 31,
                                                  1995        1994
                                               -------     -------
OPERATING ACTIVITIES
Net income                                      $7,238      $6,500
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                    941       1,314
  Loan loss provision                            1,275       1,698
  Amortization of deferred loan (cost)/fees       (331)        130
  Increase in other assets                      (2,205)     (2,967)
  Increase in income taxes payable               3,258       1,294
  Decrease in other liabilities                 (4,628)       (752)
  Gain on sales of investment securities
    available for sale                              --        (520)
  Loss on sales/write down of equipment            267          --
  Originations of loans for resale                (883)    (13,475)
  Proceeds from sale of loans originated
    for resale                                   1,036      19,167
  Gain on sale of property acquired in
    satisfaction of debt                           (17)       (525)
  Write down on property acquired in
    satisfaction of debt                            27         211
  Gain from real estate venture                     --         (14)
  Net maturities of trading securities              --          10
                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES        5,978      12,071
                                              --------    --------
INVESTING ACTIVITIES
Net repayments of loans                          1,537      22,282
Purchases of investment securities
    available for sale                         (10,918)    (66,874)
Purchases of investment securities
    held to maturity                            (6,419)    (81,518)
Purchases of premises and equipment               (383)       (206)
Proceeds from maturity of securities
    available for sale                          14,800      31,335
Proceeds from maturity of securities
    held to maturity                            15,365      19,542
Proceeds from sale of securities
    available for sale                              --      52,837
Proceeds from property acquired in
    satisfaction of debt                           417       1,391
Net additions to property acquired in
    satisfaction of debt                           (21)       (230)
                                              --------    --------
NET CASH PROVIDED BY(USED IN)
    INVESTING ACTIVITIES                        14,378     (21,441)
                                              --------    --------
FINANCING ACTIVITIES
Net decrease in deposits                       (36,001)    (10,488)
Net increase in funds purchased                 37,320      26,103
Reduction on notes and mortgages payable            --        (766)
Exercise of stock options/issuance of shares     1,425         642
Cash paid in lieu of fractional shares             (10)         --
Retirement of stock                             (1,759)       (790)
Dividends on common stock                       (1,370)     (1,339)

                                              --------    --------
NET CASH (USED IN)PROVIDED BY
    FINANCING ACTIVITIES                          (395)     13,362
                                              --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS       19,961       3,992
                                              --------    --------
Cash and cash equivalents at
    beginning of the year                      127,292     120,315
                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $147,253    $124,307
                                              ========    ========
Supplemental disclosure of
    non-cash activities:
   Loans transferred to
      other real estate owned                       --         230
Supplemental disclosure of
    cash flow activities:
  Unrealized gain on securities
    available for sale                           1,167       2,142
  Interest paid for the period                  13,118      10,913
  Income tax payments for the period                --         525



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank and Subsidiary, Napa Valley Bank, Bank of Lake County and Community Banker Services Corporation and Subsidiary, reported first quarter 1995 net income of $7.2 million or $.79 per share. This compares with net income of $6.5 million or $.70 per share for the first quarter of 1994 and $.76 per share for the fourth quarter of 1994. All financial data has been restated on a historical basis to reflect the January 31, 1995 acquisition of PV Financial on a pooling-of-interest basis.

ACQUISITION

On January 31, 1995, the Company completed the acquisition of PV Financial, parent company of Pacific Valley National Bank, on a pooling-of-interests basis and accordingly, the Company's historical consolidated financial statements were restated. The Company issued approximately 1,180,000 shares in exchange for all of the outstanding shares of PV Financial.

The following summarizes the separate results of the combined entities for the periods shown prior to the combination:

(In thousands, except per share data)
                                                          Restated
                                                 PV       Combined
                               Westamerica   Financial     Results
                               -----------   ---------    --------

Quarter ended 3/31/94:
  Net interest income               $22,821     $2,214     $25,035
  Net income                          5,995        505       6,500
  Earnings per share                   0.74       0.23        0.70


At March 31, 1994
  Total assets                   $2,031,531   $169,939  $2,201,470
  Total shareholders' equity        155,002     17,889     172,891


Quarter ended 12/31/94
  Net interest income               $23,545     $3,108     $26,653
  Net income                          6,369        663       7,032
  Earnings per share                   0.79       0.30        0.76


At December 31, 1994
  Total assets                   $2,030,235   $179,391  $2,209,626
  Total shareholders' equity        166,205     19,419     185,624



COMPONENTS OF NET INCOME

Following is a summary of the components of net income for the periods indicated:

                                        For the three months ended
                                          March 31,    December 31,
                                      ----------------  -----------
(In millions)                          1995       1994        1994
                                      -----      -----       -----
Net interest income *                 $27.8      $26.1       $28.2
Provision for loan losses              (1.3)      (2.0)       (1.6)
Non-interest income                     4.6        5.8         4.9
Non-interest expense                  (18.9)     (19.1)      (19.7)
Provision for income taxes *           (5.0)      (4.3)       (4.8)
                                      -----      -----       -----
Net income                             $7.2       $6.5        $7.0
                                      =====      =====       =====
* Fully taxable equivalent basis (FTE)


Components of Net Income as a Percent of Average Earning Assets

The components of net income (annualized) expressed as a percent of average earning assets are summarized in the following table for the periods indicated:

                                        For the three months ended
                                          March 31,    December 31,
                                      ----------------  -----------
                                       1995       1994        1994
                                      -----      -----       -----
Net interest income *                  5.61%      5.33%       5.52%
Provision for loan losses             -0.26%     -0.40%      -0.32%
Non-interest income                    0.93%      1.18%       0.97%
Non-interest expense                  -3.80%     -3.91%      -3.86%
Provision for income taxes *          -1.02%     -0.87%      -0.93%
                                      -----      -----       -----
Net income                             1.46%      1.33%       1.38%
                                      =====      =====       =====
Net income (annualized)
  as a percent of average
  total assets                         1.34%      1.20%       1.26%

* Fully taxable equivalent basis (FTE)


ANALYSIS OF NET INTEREST INCOME AND MARGIN

The Company continually manages its interest-earning assets and interest- bearing liabilities adapting rapidly to changes in market rates like the upward trend experienced in the first quarter of 1995. The adverse effect of a decrease in the average balance of low-cost deposits from the first and fourth quarters of 1994 combined with a higher level of interest rates paid on interest-bearing liabilities was more than offset by increased yields on earning assets, resulting in an net interest income (FTE) higher than the same quarter of 1994 and only one percent lower than the fourth quarter of 1994. These variances are shown in the components of net interest income and in the analysis of net interest margin summarized as follows for the periods indicated:

Net Interest Income                     For the three months ended
                                          March 31,    December 31,
(In millions)                         ----------------  -----------
                                       1995       1994        1994
                                      -----      -----       -----
Interest income                       $39.0      $35.5       $38.5
Interest expense                      (12.7)     (10.5)      (11.8)
FTE adjustment                          1.5        1.1         1.5
                                     ------     ------      ------
  Net interest income *               $27.8      $26.1       $28.2
                                     ======     ======      ======
Average earning assets               $2,013     $1,986      $2,024
Net interest margin *                  5.61%      5.33%       5.52%

* Fully taxable equivalent basis (FTE)

Net interest income (FTE) increased $1.7 million or 7 percent in the first quarter of 1995 from the $26.1 million earned during the first quarter of 1994. A $3.5 million increase in interest income, mostly due to increases in market rates and a $400,000 increase in the FTE adjustment, as the Company's average balance in tax-exempt securities increased $60 million from the first quarter of 1994, were partially offset by a $2.2 million increase in interest expense, principally due to the decrease in the average balances of low-cost deposits, higher market rates and an increase of $55 million in higher costing short-term purchased funds.

Compared to the three months ended December 31, 1994, net interest income (FTE) decreased $400,000 or 1 percent as a result of an increase of $900,000 in interest expense, partially offset by a $500,000 increase in interest income.
Amortized loan fees for the first three months of 1995 of $451,000, which are included in interest income on loans, were $43,000 higher during the first quarter of 1995 compared to the same period in 1994 and $57,000 lower than the three-month period ended December 31, 1994.

Net Interest Margin (FTE)
                                        For the three months ended
                                          March 31,    December 31,
                                      ----------------  -----------
                                       1995       1994        1994
                                      -----      -----       -----
Yield on earning assets                8.17%      7.47%       7.84%
Cost of interest-bearing
    liabilities                        3.23%      2.63%       2.93%
                                      -----      -----       -----
  Net interest spread                  4.94%      4.84%       4.91%

Impact of non-interest
    bearing funds                      0.67%      0.48%       0.61%
                                      -----      -----       -----
    Net interest margin                5.61%      5.32%       5.52%
                                      =====      =====       =====

The average yield on earning assets for the three-month period ended March 31, 1995 was 69 basis points higher than the same period in 1994 and 33 basis points higher than the three months ended December 31, 1994. The effect of these changes, combined with a more favorable impact of non-interest bearing funds, more than offset the increased cost of interest-bearing liabilities, which were, for the three months ended March 31, 1995, 60 and 30 basis points, respectively, higher than the three months ended March 31 and December 31, 1994.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities.
Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate. Amortized loan fees, which are included in interest and fee income on loans, were $43,000 million higher in the first three months of 1995 than the same period of 1994 and $57,000 lower than the previous quarter.

                                     For the three months ended
                                           March 31, 1995
(Dollars in thousands)             -------------------------------
                                              Interest       Rates
                                   Average     income/     earned/
                                    balance    expense        paid
Assets                             --------   --------     -------
Money market assets and
    funds sold                         $250        $--         --%
Trading account securities               --         --         --
Investment securities
    available for sale              174,236      2,657        6.18
Investment securities
    held to maturity                601,464      9,283        6.26

Loans:
  Commercial                        722,404     17,493        9.82
  Real estate construction           32,601        976       12.14
  Real estate residential           198,399      3,545        7.25
  Consumer                          283,272      6,609        9.46
                                 ----------    -------
Earning assets                    2,012,626     40,563        8.17

Other assets                        186,075
                                 ----------
    Total assets                 $2,198,701
                                 ==========
Liabilities and
    shareholders' equity
Deposits
  Non-interest bearing demand      $388,845        $--         --%
  Interest-bearing transaction
    and savings                     994,534      5,315        2.17
  Time less than $100,000           286,594      3,146        4.45
  Time $100,000 or more             130,027      1,547        4.83
                                 ----------    -------
    Total interest-bearing
      deposits                    1,411,155     10,008        2.88
Funds purchased                     164,152      2,231        5.51
Notes and mortgages payable          25,523        505        8.02
                                 ----------    -------
  Total interest-bearing
    liabilities                   1,600,830     12,744        3.23
Other liabilities                    19,631
Shareholders' equity                189,395
                                 ----------
  Total liabilities and
    shareholders' equity         $2,198,701
                                 ==========
Net interest spread (1)                                       4.94%
Net interest income and
  interest margin (2)                          $27,819        5.61%
                                               =======       =====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

                                     For the three months ended
                                           March 31, 1994
(Dollars in thousands)             -------------------------------
                                              Interest       Rates
                                   Average     income/     earned/
                                    balance    expense        paid
Assets                             --------   --------     -------
Money market assets and
    funds sold                      $11,320        $94        3.37%
Trading account securities               18         --        5.97
Investment securities
    available for sale              186,298      2,591        5.64
Investment securities
    held to maturity                556,547      8,260        6.02

Loans:
  Commercial                        723,825     15,252        8.55
  Real estate construction           49,249      1,146        9.43
  Real estate residential           174,153      3,135        7.30
  Consumer                          288,666      6,159        8.65
                                 ----------    -------
Earning assets                    1,990,076     36,637        7.47

Other assets                        198,370
                                 ----------
    Total assets                 $2,188,446
                                 ==========
Liabilities and
    shareholders' equity
Deposits
  Non-interest bearing demand      $380,130        $--         --%
  Interest-bearing transaction
    and savings                   1,016,551      4,651        1.86
  Time less than $100,000           318,534      3,013        3.84
  Time $100,000 or more             143,594      1,225        3.46
                                 ----------    -------
    Total interest-bearing
      deposits                    1,478,679      8,889        2.44
Funds purchased                     109,388        816        3.03
Notes and mortgages payable          36,213        828        9.27
                                 ----------    -------
  Total interest-bearing
    liabilities                   1,624,280     10,533        2.63
Other liabilities                    14,962
Shareholders' equity                169,074
                                 ----------
  Total liabilities and
    shareholders' equity         $2,188,446
                                 ==========
Net interest spread (1)                                       4.84%
Net interest income and
  interest margin (2)                          $26,104        5.32%
                                               =======       =====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

                                     For the three months ended
                                         December 31, 1994
(Dollars in thousands)             -------------------------------
                                              Interest       Rates
                                   Average     income/     earned/
                                    balance    expense        paid
Assets                             --------   --------     -------
Money market assets and
    funds sold                      $15,438       $206        5.29%
Trading account securities               11         --        7.86
Investment securities
    available for sale              161,423      2,367        5.82
Investment securities
    held to maturity                616,174      9,514        6.13

Loans:
  Commercial                        716,643     17,044        9.44
  Real estate construction           40,084      1,032       10.21
  Real estate residential           194,944      3,400        6.92
  Consumer                          279,359      6,428        9.13
                                 ----------    -------
Earning assets                    2,024,076     39,991        7.84

Other assets                        194,175
                                 ----------
    Total assets                 $2,218,251
                                 ==========
Liabilities and
    shareholders' equity
Deposits
  Non-interest bearing demand      $413,563        $--         --%
  Interest-bearing transaction
    and savings                   1,034,645      5,378        2.06
  Time less than $100,000           291,558      3,048        4.15
  Time $100,000 or more             123,313      1,289        4.15
                                 ----------    -------
    Total interest-bearing
      deposits                    1,449,516      9,715        2.66
Funds purchased                     128,935      1,571        4.83
Notes and mortgages payable          25,835        551        8.45
                                 ----------    -------
  Total interest-bearing
    liabilities                   1,604,286     11,837        2.93
Other liabilities                    16,136
Shareholders' equity                184,266
                                 ----------
  Total liabilities and
    shareholders' equity         $2,218,251
                                 ==========
Net interest spread (1)                                       4.91%
Net interest income and
  interest margin (2)                          $28,154        5.52%
                                               =======       =====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.


Rate and volume variances. The following table sets forth a summary of the changes in interest income and interest expense from changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the respective volume and rate components.

                                 Three months ended March 31, 1995
                                          compared with
                                 Three months ended March 31, 1994
(In thousands)                   ---------------------------------
                                     Volume       Rate       Total
                                     ------       ----       -----
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold          ($46)      ($48)       ($94)
  Trading account securities             --         --          --
  Investment securities
    available for sale                 (135)       201          66
  Investment securities
    held to maturity                    685        338       1,023
  Loans:
    Commercial                          (30)     2,271       2,241
    Real estate construction         (1,131)       961        (170)
    Real estate residential             433        (23)        410
    Consumer                           (112)       562         450
                                     ------     ------      ------
      Total loans                      (840)     3,771       2,931
                                     ------     ------      ------
   Total (decrease) increase in
      interest and fee income          (336)     4,262       3,926

Increase (decrease) in
    interest expense:
  Deposits:
    Interest-bearing/savings            (98)       762         664
    Time less than $ 100,000           (220)       353         133
    Time $ 100,000 or more             (102)       424         322
                                     ------     ------      ------
  Total interest-bearing
    deposits                           (420)     1,539       1,119
  Funds purchased                       535        880       1,415
  Notes and mortgages payable          (222)      (101)       (323)
                                     ------     ------      ------
    Total (decrease) increase
       in interest expense             (107)     2,318       2,211
                                     ------     ------      ------
   (Decrease) increase in
      net interest income             ($229)    $1,944      $1,715
                                     ======     ======      ======

Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


                                Three months ended March 31, 1995
                                          compared with
                               Three months ended December 31, 1994
(In thousands)                  -----------------------------------
                                     Volume       Rate       Total
                                     ------       ----       -----
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold         ($102)     ($104)      ($206)
  Trading account securities             --         --          --
  Investment securities
    available for sale                  162        128         290
  Investment securities
    held to maturity                 (2,646)     2,415        (231)
  Loans:
    Commercial                           74        375         449
    Real estate construction          4,638     (4,694)        (56)
    Real estate residential              40        105         145
    Consumer                             50        131         181
                                     ------     ------      ------
      Total loans                     4,802     (4,083)        719
                                     ------     ------      ------
   Total increase (decrease) in
      interest and fee income         2,215     (1,643)       $572

Increase (decrease) in
    interest expense:
  Deposits:
    Interest-bearing/savings            203       (266)        (63)
    Time less than $ 100,000            (29)       127          98
    Time $ 100,000 or more               65        193         258
                                     ------     ------      ------
  Total interest-bearing
    deposits                            239         54         293
  Funds purchased                       435        225         660
  Notes and mortgages payable            (9)       (37)        (46)
                                     ------     ------      ------
    Total increase in
       interest expense                 665        242         907
                                     ------     ------      ------
   Increase (decrease) in
      net interest income            $1,550    ($1,885)      ($335)
                                     ======    =======      ======

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

Continuing improvements in credit quality allowed the Company to further lower its provision for loan losses to $1.3 million in the first quarter of 1995, compared to $1.7 million in the same period in 1994 and $1.6 million in the preceding quarter. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

NON-INTEREST INCOME

The following table summarizes the components of non-interest income for the periods indicated.

                                        For the three months ended
                                          March 31,    December 31,
(In millions)                         ----------------  -----------
                                       1995       1994        1994
                                      -----      -----       -----
Service charges on deposits           $3.06      $3.12       $3.09
Merchant credit card                   0.50       0.55        0.59
Mortgage banking income                0.18       0.34        0.20
Brokerage commissions                  0.14       0.17        0.15
Net investment securities gains           -       0.52       (0.56)
Other non-interest income              0.72       1.08        1.47
                                      -----      -----       -----
  Total non-interest income           $4.60      $5.78       $4.94
                                      =====      =====       =====

The $1.18 million decrease in non-interest income during the first quarter of 1995 compared to the first quarter of 1994 resulted from decreases in all categories, including $160,000 lower mortgage banking income resulting from reduced mortgage refinancing volumes, $60,000 lower service charges on deposit accounts and lower merchant credit card and brokerage commissions of $50,000 and $30,000, respectively. In addition, the sale of securities available for sale contributed $520,000 to the non-interest income realized during the first quarter of 1994. The $340,000 decrease in non-interest income during the first three months of 1995 compared to the fourth quarter of 1994 resulted mainly from the recognition, during the last three months of 1994, of a $660,000 favorable settlement with the Franchise Tax Board in connection with prior years' amended income tax returns. This variance is included in the "Other non-interest income" category. Partially offsetting this variance, sales of securities available for sale in the fourth quarter of 1994 resulted in losses, in that quarter, of $560,000. In addition, merchant credit card income, service charges on deposits, mortgage banking income and brokerage commissions for the first quarter of 1995 were lower than the preceding quarter.


NON-INTEREST EXPENSE

The following table summarizes the components of non-interest expense for the periods indicated.

                                        For the three months ended
                                          March 31,    December 31,
(In millions)                         ----------------  -----------
                                       1995       1994        1994
                                      -----      -----       -----
Salaries                              $7.52      $8.32       $7.79
Other personnel                        1.84       1.62        1.42
Occupancy                              2.05       1.95        2.16
Equipment                              1.23       1.20        1.38
FDIC deposit insurance                 1.04       1.08        0.96
Professional fees                      1.00       0.49        0.82
Data processing services               0.99       1.07        1.04
Stationery and supplies                0.36       0.34        0.35
Postage                                0.34       0.35        0.35
Courier service                        0.31       0.32        0.30
Advertising/public relations           0.23       0.27        0.42
Operational losses                     0.21       0.16        0.32
Loan expense                           0.20       0.40        0.37
Merchant credit card                   0.18       0.20        0.21
Other real estate owned                0.10       0.10        0.45
Other non-interest expense             1.26       1.53        1.36
                                     ------     ------      ------
  Total non-interest expense         $18.86     $19.40      $19.70
                                     ======     ======      ======

Non-interest expense continues to show the effects of cost controls and the benefits resulting from consolidation of operations. During the first quarter of 1995, non-interest expense decreased $540,000 from the first quarter of 1994. Salaries expense decreased $800,000, mainly from the a reduction of 31 full-time equivalent employees resulting from consolidations of operations following the January 31, 1995 PV Financial merger. In addition, loan expense decreased $200,000, data processing services decreased $80,000 and advertising and public relations and FDIC deposit insurance decreased $40,000, each, from the same period in 1994. Partially offsetting these variances, professional fees, including legal expenses, were $510,000 higher than the first quarter of 1994 due to the recognition, in 1995, of one-time charges related to 1995 acquisition activities. Other expenses which were higher than the first quarter of 1994 include other personnel expenses of $220,000, occupancy of $100,000 and operational losses of $50,000.

Non-interest expense for the first three months of 1995 was $840,000 lower than the preceding quarter. Other real estate owned expenses were $350,000 lower, as the fourth quarter of 1994 included one-time losses on sales and write-downs to net realizable value of property acquired in satisfaction of debt. Salaries were $270,000 lower, mainly due to lower incentive compensation and the reduction of 8 full-time equivalent staff. Other major variances from the fourth quarter of 1994 include advertising/public relations and loan expenses, $190,000 and $170,000, respectively, lower than the fourth quarter of 1994, and equipment and occupancy, lower than the preceding quarter by $150,000 and $110,000, respectively, mainly due to fourth quarter 1994 write-offs in connection with branch closures. Partially offsetting these variances, other personnel related expense was, in the first quarter of 1995, $420,000 higher than the fourth quarter of 1994, principally due to increased payroll taxes and increased expenses related to the Company's retirement and pension plans.

PROVISION FOR INCOME TAX

The Company recorded income tax expense of $3.5 million in the first quarter of 1995, representing an effective tax rate of 33 percent, compared to $3.2 million in each of the first and fourth quarters of 1994, representing effective tax rates of 33 percent and 32 percent, respectively. The increased expense in the current quarter is directly attributable to the higher level of earnings.

ASSET QUALITY

Classified Assets

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

                                               Balances as of
                                          March 31,    December 31,
(In millions)                         ----------------  -----------
                                       1995       1994        1994
                                      -----      -----       -----
Classified loans                      $40.5      $52.9       $42.1
Other classified assets                 7.1       12.5         7.5
                                      -----      -----       -----
Total classified assets               $47.6      $65.4       $49.6
                                      =====      =====       =====
Reserve for loan losses as a
 percentage of classified loans          75%        53%         70%

Classified loans at March 31, 1995, decreased $12.4 million to $40.5 million from a year ago levels, reflecting improvements in borrowers' financial condition and satisfaction of debt. The improvement is primarily due to the repayment of classified real estate construction loans. Other classified assets, which decreased $5.4 million from prior year, were due to decreases in other real estate owned.

Non-performing assets

Non-performing assets include non-accrual loans, loans 90 days past due and still accruing and other real estate owned. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. Loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing non-accrual" and are included in total non-performing assets.

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

The following is a summary of non-performing assets on the dates indicated:

                                               Balances as of
                                          March 31,    December 31,
(In millions)                         ----------------  -----------
                                       1995       1994        1994
Non-accrual loans:                    -----      -----       -----
  Performing                          $2.54      $1.76       $1.94
  Non-performing                       6.24      11.60        5.78
                                     ------     ------      ------
  Total non-accrual loans              8.78      13.36        7.72

Loans 90 days past due and
  still accruing                       0.54       0.39        1.78
                                     ------     ------      ------
  Total non-performing loans           9.32      13.75        9.50


Other real estate owned                7.11      12.55        7.51
                                     ------     ------      ------
  Total non-performing assets        $16.43     $26.30      $17.01
                                     ======     ======      ======
Reserve for loan losses
    as a percentage of
    non-performing loans                324%       203%        310%

Performing non-accrual loans increased $780,000 at March 31, 1995 from $1.76 million at March 31, 1994 and increased $600,000 from $1.94 million at December 31, 1994. Non-performing non-accrual loans of $6.24 million at March 31, 1995, decreased $5.36 million from March 31, 1994 and increased $460,000 from December 31, 1994. The $4.58 million reduction in total non-accrual loans from March 31, 1994, was principally due to construction loan payoffs and sales. The $5.44 million decrease in OREO balances from March 31, 1994 were due to loan payoffs, partial write-downs, liquidations and sale of loan collateral that had been received in satisfaction of debt. The $1.06 million increase in non-accrual loans from December 31, 1994 was mainly due to commercial loan additions while the $400,000 reduction in OREO balances was mainly due to sales of related properties. The amount of gross interest income that would have been recorded for non-accrual loans for the three months ending March 31, 1995, if all such loans had been current in accordance with their original terms during the period was $162,000. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three months ended March 31, 1995 totaled $216,000 representing an annualized yield of 12.5 percent. Cash payments received which were applied against the book balance of non-accrual loans outstanding at March 31, 1995, totaled $287,000.

The Company's reserve for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. While these factors are judgmental and may not be reduced to a mathematical formula, the $30.2 million reserve for loan losses, which constituted 2.43 percent of total loans at March 31, 1995, is considered to be adequate as a reserve against inherent losses. The loan portfolio is continuously evaluated considering current economic conditions that dictate required reserve levels.

The following table summarizes the loan loss reserve, loan loss provision and net credit losses for the periods indicated:

                                        For the three months ended
                                          March 31,    December 31,
(In millions)                         ----------------  -----------
                                       1995       1994        1994
                                      -----      -----       -----
Reserve for loan losses balance
   beginning of period                $29.4      $27.5       $29.4
Loan loss provision                     1.3        2.0         1.6

Credit losses                          (1.2)      (2.0)       (2.0)
Credit loss recoveries                  0.7        0.4         0.4
                                      -----      -----       -----
  Net credit losses                    (0.5)      (1.6)       (1.6)
                                      -----      -----       -----
Balance, end of period                $30.2      $27.9       $29.4
                                      =====      =====       =====
Reserve for loan losses as a
percentage of loans outstanding        2.43%      2.28%       2.37%

In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and No. 15. In October 1994, the FASB issued Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which amended the income recognition and disclosure provisions of SFAS 114. SFAS 114 and SFAS 118 were effective January 1, 1995. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under SFAS 114, impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. Alternatively, impairment may be measured by using the loan's observable market price or the fair value of the collateral if repayment is expected to be provided solely by the underlying collateral. The Company implemented SFAS 114 and SFAS 118 in January 1995. The impact of implementation on the financial statements was not material.


ASSET AND LIABILITY MANAGEMENT

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.
The Company's principal sources of liquidity are current period earnings and investment securities available for sale. At March 31, 1995, investment securities available for sale totaled $174.6 million. The Company generates significant liquidity from its operating activities. The Company's profitability in the first three months of 1995 and 1994 was the main contributor to the cash flows provided from operations for such years of $6.0 million and $12.1 million, respectively.

Additional cash flow is provided by and used in financing activities, primarily customer deposits and short-term borrowings from banks. In the first three months of 1995, $395,000 were used in financing activities, as a $36.0 million decrease in deposits combined with other cash flow uses including dividends paid to shareholders and retirement of stock were partially offset by a $37.3 million increase in purchased funds. In the first three months of 1994, financing activities provided $13.4 million, which included a $26.1 million increase in short-term purchased funds partially offset by a $10.5 million decrease in customer deposits, and other uses including reductions of long-term debt and dividends paid to shareholders.
The Company uses cash flows from operating and financing activities primarily to make investments in investment securities and loans. Net loan repayments leveled off during the first three months of 1995 compared to a decrease of $20.5 million during the same period of 1994. Due to the reduced level of loan repayment in 1995 as a result of the Company's current strategy to grow the loan portfolio with high quality loans extended to financially strong customers in the markets served by the three subsidiary banks, net purchases of investment securities decreased $12.8 million during the first three months of 1995. The net repayment of loans during the first three months of 1994 provided added liquidity for the Company, and was the main contributor to the increase of $44.7 million in the investment securities portfolio.

The Company expects its cash provided by operations to increase through the end of 1995 due to retained profits. For the same period, it is anticipated that the investment securities portfolio and demand for loans will moderately increase. It is also anticipated that deposit balances will increase through the end of the current year.

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

Interest rate swaps are agreements to exchange interest payments computed on notional amounts. The notional amounts do not represent exposure to credit risk. However, these agreements expose the Company to market risks associated with fluctuations of interest rates and credit risk associated with the counterparty's ability to meet its interest payment obligation. The Company minimizes this credit risk by entering into contracts with well-capitalized money-center banks, and by requiring settlement of only the net difference between the exchanged interest payments. At March 31, 1995, the Company was engaged into two interest rate swaps. These contracts have notional amounts totaling $60.0 million and expire in August 1995. The Company pays a variable rate based on three-month LIBOR and receives an average fixed rate of interest of 4.11 percent. The three-month LIBOR rate has averaged 4.65 percent from the date these two swaps were entered through March 31, 1995. The Company had entered into four interest rate swaps at March 31, 1994, with notional amounts totaling $110.0 million, including the two outstanding as of March 31, 1995. The two remaining swaps, with notional amounts totaling $50.0 million expire in November and December of 1994. The effect of entering into these contracts resulted in a decrease to net interest income of $290,000 for the first three months of 1995 compared to a decrease of $103,000 during the comparable period in 1994. At March 31, 1995, the fair value of the interest rate swaps was a loss of $510,000. In October 1994, the FASB issued statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", (SFAS 119) which requires disclosures about derivative financial instruments. SFAS 119 is effective for financial statements issued for fiscal years ending after December 15, 1994.
The primary analytical tool used by the Company to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than five percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March 31, 1995 does not expose the Company to an unacceptable level of interest rate risk.

CAPITAL RESOURCES

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $192.3 million at March 31, 1995, representing an increase of $19.4 million or 11 percent from March 31, 1994 and an increase of $6.7 million, or 4 percent, from December 31, 1994. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 8.7 percent at March 31, 1995, from 7.9 percent a year ago and 8.4 percent at year-end 1994. The ratio of Tier I capital to risk-adjusted assets increased to
13.00 percent at September 30, 1994 compared to 11.60 percent at March 31, 1994 and 12.60 percent at December 31, 1994. Total capital to risk-adjusted assets increased to 15.61 percent at March 31, 1995 compared to 14.71 percent at March 31, 1994 and 15.20 percent at December 31, 1994.

The following summarizes the ratios of capital to risk-adjusted assets on the dates indicated:

                                                 Ratios at
                                          March 31,    December 31,
                                      ----------------  -----------
                                       1995       1994        1994
                                      -----      -----       -----
Tier I Capital                        13.00%     11.60%      12.60%
Total Capital                         15.61%     14.71%      15.20%
Leverage ratio                         8.78%      7.87%       8.44%

The risk-based capital ratios improved in 1995 due to a more rapid growth in equity than total assets, in conjunction with the decline in loan volumes and increase in investment securities, which reduced the level of risk-adjusted assets.

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of regulatory definitions of "well capitalized".

INTERIM PERIODS

The financial information of the Company included herein for March 1995 and 1994 is unaudited; however, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Those adjustments are normal and recurring in nature.

The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1994.

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

Item 5 - Other Information

                      None

Item 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibit 11: Computation of Earnings Per Share on Common
                         and Common Equivalent Shares and on Common
                         Shares Assuming Full Dilution

   (b)   Reports on Form 8-K:
         On February 3, 1995, the Company filed a Form 8-K containing the consent of Arthur Andersen LLP with respect to the consolidated financial statements of Napa Valley Bancorp as of and for the years ended December 31, 1992 and 1991, which had been restated in the Company's financial statements for the fiscal years ended December 31, 1992 and 1991, which financial statements were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
         On February 13, 1995, the Company filed a Form 8-K announcing the consummation of the merger between PV Financial with and into Westamerica Bancorporation effective as of the close of business on January 31, 1995.


SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               WESTAMERICA BANCORPORATION

                                     (Registrant)


Date: May 11, 1995                Dennis R. Hansen
                               ------------------------
                               Dennis R. Hansen
                               Senior Vice President and
                               Controller

Exhibit 11

WESTAMERICA BANCORPORATION
COMPUTATION OF EARNINGS PER SHARE ON
COMMON AND COMMON EQUIVALENT SHARES
AND ON COMMON SHARES ASSUMING FULL DILUTION


                                                  For the three
                                                  months ended
                                                    March 31,
                                              -------------------
                                                1995         1994
                                              ------       ------
Weighted average number of common shares
   outstanding                               9,220,081   9,233,552
Assumed exercise on certain options            153,641      74,107
                                             ---------   ---------
         Total                               9,373,722   9,307,659
                                             =========   =========

Net income  (in thousands)                      $7,238      $6,500


Fully-diluted earnings per share                 $0.77       $0.70
                                                 =====       =====

Primary earnings per share                       $0.79       $0.70
                                                 =====       =====