Form 10-Q
period 1995-06-30
WESTAMERICA BANCORPORATION
filed 1995-08-14
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995

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


Title  of  Class

Common Stock, No Par Value


Shares outstanding as of August 7, 1995

9,873,171

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                (Unaudited)
                                                                  June 30,      December 31,
                                                              1995       1994 *        1994
                                                        ----------   ----------  ----------
ASSETS
Cash and cash equivalents                                 $184,271     $142,121    $155,956
Money market assets                                            250          250         250
Trading account securities                                      --           15          --
Investment securities available for sale                   199,608      198,162     192,418
Investment securities held to maturity,
      with market values of:
           $589,653  at June 30, 1995
           $619,363  at June 30, 1994
           $581,444  at December 31, 1994                  591,191      633,281     607,209
Loans, net of reserve for loan losses of:
            $31,988  at June 30, 1995
            $30,825  at June 30, 1994
            $31,293  at December 31, 1994                1,297,031    1,257,279   1,303,697
Other real estate owned                                      6,388        9,948       8,023
Premises and equipment, net                                 24,631       26,704      25,502
Interest receivable and other assets                        59,101       56,382      55,799
                                                        ----------   ----------  ----------
           Total assets                                 $2,362,471   $2,324,142  $2,348,854
                                                        ==========   ==========  ==========
LIABILITIES
Deposits:
  Non-interest bearing                                    $450,975     $427,660    $452,760
  Interest bearing:
    Transaction                                            306,656      307,110     322,687
    Savings                                                716,880      788,111     767,090
    Time                                                   460,373      447,996     431,616
                                                        ----------   ----------  ----------
    Total deposits                                       1,934,884    1,970,877   1,974,153
Funds purchased                                            186,839      118,736     134,723
Liability for interest, taxes and
  other expenses                                            14,672       20,111      19,520
Notes and mortgages payable                                 20,000       28,499      25,524
                                                        ----------   ----------  ----------
      Total liabilities                                  2,156,395    2,138,223   2,153,920
                                                        ----------   ----------  ----------

Authorized - 50,000 shares
Common stock issued and outstanding:
     9,539 at June 30, 1995
     9,603 at June 30, 1994
     9,581 at December 31, 1994                             73,052       71,982      72,052
Capital surplus                                             16,034       16,034      16,034
Unrealized gain (loss)
     on securities available for sale                           13         (958)     (2,271)
Retained earnings                                          116,977       98,861     109,119
                                                        ----------   ----------  ----------
      Total shareholders' equity                           206,076      185,919     194,934

           Total liabilities and shareholders' equity   $2,362,471   $2,324,142  $2,348,854
                                                        ==========   ==========  ==========
* Restated on an historical basis to reflect the January 31,
1995 acquisition of PV Financial and the June 6, 1995
acquisition of CapitolBank Sacramento.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except when indicated)

                                                               (Unaudited)
                                                Three months ended         Six months ended
                                                      June 30,                 June 30,
                                                  1995      1994 *         1995      1994 *
                                              --------    --------     --------    --------
INTEREST INCOME
Loans                                          $31,122     $28,218      $61,940     $55,582
Money market assets and funds sold                  --         103          101         207
Trading account securities                          --           1           --           1
Investment securities available for sale         2,737       2,742        5,312       5,588
Investment securities held to maturity           8,105       8,165       16,407      15,755
                                              --------    --------     --------    --------
    Total interest income                       41,964      39,229       83,760      77,133

INTEREST EXPENSE
Transaction deposits                               816         846        1,698       1,707
Savings deposits                                 5,065       4,444       10,213       8,678
Time deposits                                    5,703       4,210       10,565       8,585
Funds purchased                                  2,153       1,422        4,188       2,251
Long-term debt                                     496         629        1,001       1,457
                                              --------    --------     --------    --------
    Total interest expense                      14,233      11,551       27,665      22,678
                                              --------    --------     --------    --------
NET INTEREST INCOME                             27,731      27,678       56,095      54,455

Provision for loan losses                        1,175       2,004        2,450       4,056
                                              --------    --------     --------    --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                      26,556      25,674       53,645      50,399

NON-INTEREST INCOME
Service charges on deposit accounts              3,134       3,190        6,193       6,330
Merchant credit card                               538         601        1,043       1,151
Mortgage banking                                   197         221          377         565
Brokerage commissions                              154         203          292         368
Net investment securities gains                     --          44           --         564
Other                                            1,112       1,176        2,016       2,466
                                              --------    --------     --------    --------
    Total non-interest income                    5,135       5,435        9,921      11,444

NON-INTEREST EXPENSE
Salaries and related benefits                   10,395      10,666       20,645      21,458
Occupancy                                        2,415       2,419        4,839       4,704
Equipment                                        1,233       1,349        2,520       2,634
FDIC insurance assessment                        1,098       1,150        2,222       2,300
Professional fees                                  881         771        2,164       1,342
Data processing                                  1,007       1,060        2,018       2,153
Other real estate owned                            333          68          445        (103)
Other                                            3,889       4,068        7,207       7,767
                                              --------    --------     --------    --------
    Total non-interest expense                  21,251      21,551       42,060      42,255
                                              --------    --------     --------    --------
INCOME BEFORE INCOME TAXES                      10,440       9,558       21,506      19,588
 Provision for income taxes                      2,808       3,218        6,314       6,447
                                              --------    --------     --------    --------
NET INCOME                                      $7,632      $6,340      $15,192     $13,141
                                              ========    ========     ========    ========
Average shares outstanding                       9,564       9,601        9,572       9,597

PER SHARE DATA
Earnings per share                               $0.80       $0.66        $1.59       $1.37
Dividends declared                                0.20        0.15         0.37        0.30

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial and the June 6, 1995 acquisition of CapitolBank Sacramento.


WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
                                                                      (Unaudited)
                                                           For the six months ended June 30,

                                                              1995                   1994 *
                                                          --------                 --------
OPERATING ACTIVITIES
Net income                                                 $15,192                  $13,141
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization                              2,055                    2,262
  Loan loss provision                                        2,450                    4,056
  Amortization of deferred net loan fees                      (848)                    (478)
  Increase in other assets                                  (5,274)                  (4,187)
  Increase in income taxes payable                             853                    1,592
  Decrease in other liabilities                             (5,140)                  (1,447)
  Gain on sales of investment
     securities available for sale                              --                     (564)
  Loss on sales/write down of equipment                        335                       13
  Originations of loans for resale                          (3,267)                 (24,430)
  Proceeds from sale of loans
     originated for resale                                   3,293                   22,239
  Gain on sale of property acquired in
     satisfaction of debt                                      (63)                    (579)
  Write down on property acquired in
     satisfaction of debt                                      271                      211
  Net maturities of trading securities                          --                       (5)
                                                           -------                  -------
    Net cash provided by operating activities                9,857                   11,824
                                                           -------                  -------
INVESTING ACTIVITIES
Net repayments of loans                                      5,022                   40,250
Purchases of investment securities
   available for sale                                      (34,528)                 (71,997)
Purchases of investment securities held
   to maturity                                             (22,913)                (135,309)
Purchases of premises and equipment                         (1,523)                  (1,228)
Proceeds from maturity of securities
   available for sale                                       23,707                   26,884
Proceeds from maturity of securities
   held to maturity                                         46,203                   65,537
Proceeds from sale of securities
   available for sale                                           --                   52,999
Proceeds from sale of property and equipment                    46                       --
Proceeds from property acquired in
   satisfaction of debt                                      1,723                    5,078
Net additions to property acquired in
   satisfaction of debt                                       (296)                      --
                                                           -------                  -------
    Net cash provided by (used in)
      investing activities                                  17,441                  (17,786)
                                                           -------                  -------
FINANCING ACTIVITIES
Net decrease in deposits                                   (39,196)                 (29,621)
Net increase in funds purchased                             52,073                   46,941
Reduction on notes and mortgages payable                    (5,524)                  (7,856)
Exercise of stock options/issuance of shares                 2,116                      742
Cash paid in lieu of fractional shares                         (14)                      --
Retirement of stock                                         (4,968)                  (1,029)
Dividends on common stock                                   (3,470)                  (2,685)
    Net cash provided by financing activities                1,017                    6,492
                                                           -------                  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   28,315                      530

Cash and cash equivalents at beginning of year             155,956                  141,591
                                                          --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $184,271                 $142,121
                                                          ========                 ========
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned                 275                    1,376
Supplemental disclosure of cash flow activity:
  Unrealized gain on securities available for sale           1,703                    3,392
  Interest paid for the period                              28,922                   22,966
  Income tax payments for the period                         6,520                    5,261

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial and the June 6, 1995 acquisition of CapitolBank Sacramento.


WESTAMERICA BANCORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Westamerica Bancorporation, (the "Company"), parent company of Westamerica Bank and Subsidiary, Napa Valley Bank and Subsidiary, Bank of Lake County and Community Banker Services Corporation and Subsidiary, reported second quarter 1995 net income of $7.6 million or $.80 per share. On a year to-date basis, the Company reported net income of $15.2 million, or $1.59 per share. This record level of earnings represents increases of 20 percent and 16 percent, respectively, from second quarter 1994 and June 1994 year-to-date.
All financial data has been restated on a historical basis to reflect the January 31, 1995 acquisition of PV Financial and the June 6, 1995 acquisition of CapitolBank Sacramento, on a pooling-of-interest basis.

Acquisitions

On January 31, 1995, the Company completed the acquisition of PV Financial, parent company of Pacific Valley National Bank, on a pooling-of-interest basis and, accordingly, the Company's historical consolidated financial statements were restated. The Company issued approximately 1,180,000 shares in exchange for all the outstanding shares of PV Financial.

On June 6, 1995, the Company completed the acquisition of CapitolBank Sacramento, on a pooling-of-interest basis and, accordingly, the Company's historical consolidated financial statements were restated. The Company issued approximately 370,000 shares in exchange for all the outstanding shares of CapitolBank.

The following summarizes the separate results of the combined entities for the period shown prior to the combination:

(in thousands, except per share data)

Restated

                             Westamerica                               Combined
                           Bancorporation  PV Financial CapitolBank     Results
                           --------------   ----------- -----------     -------
Quarter ended 6/30/94:
  Net interest income               $23,340     $2,488      $1,850      $27,678
  Net income (loss)                   6,022        556        (238)       6,340
  Earnings per share                   0.74       0.26       (0.06)        0.66

For the six months ended 6/30/94:
  Net interest income               $46,163     $4,700      $3,592      $54,455
  Net income                         12,017      1,061          63       13,141
  Earnings per share                   1.49       0.49        0.02         1.37

At June 30, 1994:
  Total assets                   $2,030,256   $170,191    $123,695   $2,324,142
  Total shareholders' equity        158,551     18,281       9,087      185,919

At December 31, 1994
  Total assets                   $2,030,235   $179,391    $139,228   $2,348,854
  Total shareholders' equity        166,205     19,419       9,310      194,934


Analysis of Net Interest Income and Margin
------------------------------------------
The Company continually manages its interest-earning assets and interest-bearing liabilities adapting to changes in market rates. The adverse effect of a decrease in the average balance of low-cost deposits from the second quarter and the first six months of 1994 and the higher level of interest rates paid on interest-bearing liabilities in the corresponding periods of 1995, was more than offset by increased yields on interest-earning assets. As a result, net interest income (FTE) in 1995 was higher than the comparable periods in 1994. These variances are shown in the components of net interest income and the analysis of net interest margin summarized as follows for the periods indicated:
                                         For the three
                                         months ended
(in millions)                              June 30,
                                      ----------------
                                       1995       1994
                                       ----       ----
Interest income                       $41.9      $39.3
Interest expense                      (14.2)     (11.6)
FTE adjustment                          1.6        1.2
                                      -----      -----
Net interest income (FTE)             $29.3      $28.9

Average earning assets               $2,106     $2,127
Net interest margin                    5.59%      5.45%


                                        For the six
                                        months ended
(in millions)                             June 30,
                                       ---------------
Interest income                        1995       1994
Interest expense                       ----       ----
FTE adjustment                        $83.8      $77.2
                                      (27.7)     (22.7)
Net interest income (FTE)               3.1        2.3
                                      -----      -----
Average earning assets                $59.2      $56.8
Net interest margin
                                     $2,115     $2,115
                                       5.65%      5.41%

In the second quarter of 1995, net interest income (FTE) increased $400,000 or 2 percent from the second quarter of 1994 to $29.3 million. A $2.6 million increase in interest income, mostly due to the increase in market rates experienced in 1995, was offset by an increase in interest expense, principally due to a decrease in the average balances of low-cost deposits combined with higher rates paid. Completing the quarter-to-quarter variances, the FTE adjustment increased $400,000 from the second quarter of 1994, mostly due to a $41.8 million increase in the average balance of tax-exempt investment securities.

Compared to the first six months of 1994, net interest income increased $2.4 million or 4 percent as a result of a $6.6 million increase in interest income partially offset by a $5.0 million increase in interest expense. The FTE adjustment increased $800,000 from the first six months of 1994. These variances reflect the same rate and volume trends affecting the quarter-to-quarter variances described above.

Amortized loan fees, which are included in interest and fee income on loans, were $291,000 lower during the second quarter of 1995 than 1994 and $307,000 lower in the first six months of 1995 than in the same period in 1994.

Components of Net Income

Following is a summary of the components of net income for the periods indicated:

                                         For the three
                                         months ended
                                           June 30,
                                      ----------------
(In millions)                          1995       1994
                                       ----       ----
Net interest income *                 $29.3      $28.9
Provision for loan losses              (1.2)      (2.0)
Non-interest income                     5.1        5.4
Non-interest expense                  (21.2)     (21.5)
Provision for income taxes *           (4.4)      (4.5)
                                      -----      -----
Net income                             $7.6       $6.3
                                      =====      =====

* Fully taxable equivalent basis (FTE)

                                        For the six
                                        months ended
                                          June 30,
                                       ---------------
(In millions)                          1995       1994
                                       ----       ----
Net interest income *                 $59.2      $56.8
Provision for loan losses              (2.5)      (4.1)
Non-interest income                     9.9       11.4
Non-interest expense                  (42.0)     (42.2)
Provision for income taxes *           (9.4)      (8.8)
                                      -----      -----
Net income                            $15.2      $13.1
                                      =====      =====

* Fully taxable equivalent basis (FTE)


Components of Net Income as a Percent of Average Earning Assets
The components of net income (annualized) expressed as a percent of average earning assets are summarized in the following table for the periods indicated:

                                         For the three
                                         months ended
                                           June 30,
                                      ----------------
                                       1995       1994
                                       ----       ----
Net interest income *                  5.59%      5.45%
Provision for loan losses             -0.22%     -0.38%
Non-interest income                    0.98%      1.03%
Non-interest expense                  -4.05%     -4.06%
Provision for income taxes *          -0.85%     -0.84%

Net income                             1.45%      1.20%


* Fully taxable equivalent

Net income (annualized) as a
  a percent of average
  total assets                         1.33%      1.09%

                                        For the six
                                        months ended
                                           June 30,
                                       ---------------
                                       1995       1994
                                       ----       ----
Net interest income *                  5.65%      5.41%
Provision for loan losses             -0.23%     -0.39%
Non-interest income                    0.95%      1.09%
Non-interest expense                  -4.01%     -4.02%
Provision for income taxes *          -0.91%     -0.84%

Net income                             1.45%      1.25%


* Fully taxable equivalent

Net income (annualized) as
  a percent of average
  total assets                         1.32%      1.14%


Net Interest Margin (FTE)

                                         For the three
                                         months ended
                                           June 30,
                                      ----------------
                                       1995       1994
                                       ----       ----
Yield on earning assets                8.30%      7.63%
Cost of interest-bearing
  liabilities                          3.43%      2.68%
                                      -----      -----
  Net interest spread                  4.87%      4.95%

Impact of non-interest
  bearing funds                        0.72%      0.50%
                                      -----      -----
    Net interest margin                5.59%      5.45%


                                        For the six
                                        months ended
                                           June 30,
                                       ---------------
                                       1995       1994
                                       ----       ----
Yield on earning assets                8.28%      7.58%
Cost of interest-bearing
  liabilities                          3.33%      2.66%
                                      -----      -----
  Net interest spread                  4.95%      4.92%

Impact of non-interest
  bearing funds                        0.70%      0.49%
                                      -----      -----
    Net interest margin                5.65%      5.41%

The average yield on earning assets for the three-month period ended June 30, 1995 was 66 basis points higher than the same period in 1994. The effect of this change, combined with a favorable impact of non-interest bearing funds, more than offset the increased costs of interest-bearing liabilities which were, for the three-month period ended June 30, 1995, 75 basis points higher than the comparable period in 1994.

On a year-to-date basis, the Company experienced a similar pattern. For the first half of 1995, the yield on earning assets was 69 basis points higher that the first six months in 1994. This positive variance, added to a more favorable impact of non-interest bearing funds, more than offset the adverse effect of an increase of 67 basis points in the cost of interest-bearing liabilities.


Summary of Average Balances, Yields/Rates and Interest
Differential

In 1995, higher market rates and a higher yielding asset mix through increases in the average balance of loans for the second quarter and the first six months of 1995 compared with comparable periods in 1994, resulted in increases in the average yield on earning assets for the three and six months ended June 30, 1995 of 66 and 69 basis points, respectively, from the same periods in 1994. Partially offsetting this favorable trend, the average balances of low-cost deposits for the second quarter of 1995 decreased $46 million from the second quarter of 1994. On a year-to-date basis, low-cost deposits decreased $22 million from the same period of 1994. This change and a general rise in market interest rates, were the main reasons for increases of 75 and 67 basis points, respectively, in the weighted average rate paid on total interest-bearing liabilities, from the second quarter and the first half of 1994.


The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on average interest-bearing liabilities and the resulting rates. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory federal tax rate. Loan fees, which are amortized and included in interest and fee income on loans, were $291,000 lower in the second quarter of 1995 compared to the same period of 1994 and $307,000 lower in the first six months of 1995 compared to the same period a year ago.
Distribution of assets, liabilities and shareholders' equity.

                                                 For the three months ended
                                                      June 30, 1995
(dollars in thousands)                       -----------------------------------
                                                          Interest        Rates
                                              Average      income/      earned/
Assets                                         balance     expense         paid
------                                       ---------   ---------       ------
Money market assets and funds sold                $250         $--           -- %
Trading account securities                           1          --           --
Investment securities available for sale       189,897       2,908         6.14
Investment securities held to maturity         595,310       9,278         6.25
Loans:
  Commercial                                   773,005      18,957         9.84
  Real estate construction                      57,244       1,772        12.42
  Real estate residential                      207,080       3,906         7.57
  Consumer                                     283,420       6,751         9.55
                                             ---------      ------
Earning assets                               2,106,207      43,572         8.30

Other assets                                   200,817
                                            ----------
    Total assets                            $2,307,024
                                            ==========
Liabilities and shareholders' equity
------------------------------------
Deposits
  Non-interest bearing demand                 $423,091         $--           -- %
  Savings and interest-bearing
    transaction                              1,039,498       5,882         2.27
  Time less than $100,000                      294,026       3,619         4.94
  Time $100,000 or more                        155,837       2,083         5.36
                                             ---------      ------
    Total interest-bearing deposits          1,489,361      11,584         3.12
Funds purchased                                147,972       2,153         5.84
Notes and mortgages payable                     25,049         496         7.95
                                             ---------      ------
  Total interest-bearing liabilities         1,662,382      14,233         3.43
Other liabilities                               16,751
Shareholders' equity                           204,800
                                             ---------
  Total liabilities and shareholders'
     equity                                 $2,307,024
                                            ==========
Net interest spread (1)                                                    4.87 %
Net interest income and interest margin (2)                $29,339         5.59 %
                                                           =======         ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

                                                For the three months ended
                                                     June 30, 1994 *
(dollars in thousands)                       -----------------------------------
                                                          Interest        Rates
                                              Average      income/      earned/
Assets                                         balance     expense         paid
------                                       ---------   ---------       ------
Money market assets and funds sold             $10,549        $103         3.90 %
Trading account securities                         115           1         4.22
Investment securities available for sale       208,761       2,833         5.44
Investment securities held to maturity         612,186       9,168         6.01
Loans:
  Commercial                                   755,406      16,919         8.98
  Real estate construction                      72,270       1,742         9.67
  Real estate residential                      181,583       3,443         7.61
  Consumer                                     286,042       6,256         8.77
                                             ---------      ------
Earning assets                               2,126,912      40,465         7.63

Other assets                                   208,906
                                             ---------
    Total assets                            $2,335,818
                                            ==========
Liabilities and shareholders' equity
------------------------------------
Deposits
  Non-interest bearing demand                 $409,900         $--           -- %
  Savings and interest-bearing
    transaction                              1,098,830       5,291         1.93
  Time less than $100,000                      313,356       2,952         3.78
  Time $100,000 or more                        140,637       1,257         3.59
                                             ---------      ------
    Total interest-bearing deposits          1,552,823       9,500         2.45
Funds purchased                                145,731       1,422         3.91
Notes and mortgages payable                     28,533         629         8.84
                                             ---------      ------
  Total interest-bearing liabilities         1,727,087      11,551         2.68
Other liabilities                               15,157
Shareholders' equity                           183,674
                                             ---------
  Total liabilities and shareholders'
     equity                                 $2,335,818
                                            ==========
Net interest spread (1)                                                    4.95 %
Net interest income and interest margin (2)                $28,914         5.45 %
                                                           =======         ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.
* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial and the June 6, 1995 acquisition of CapitolBank Sacramento.


                                                 For the six months ended
                                                      June 30, 1995
(dollars in thousands)                       -----------------------------------
                                                          Interest        Rates
                                              Average      income/      earned/
Assets                                         balance     expense         paid
------                                       ---------   ---------       ------
Money market assets and funds sold              $3,903        $101         5.24 %
Trading account securities                          --          --           --
Investment securities available for sale       189,984       5,774         6.13
Investment securities held to maturity         598,545      18,565         6.25
Loans:
  Commercial                                   774,044      37,796         9.85
  Real estate construction                      58,365       3,460        11.95
  Real estate residential                      205,523       7,750         7.60
  Consumer                                     284,942      13,445         9.52
                                             ---------     -------
Earning assets                               2,115,306      86,891         8.28

Other assets                                   199,065
                                             ---------
    Total assets                            $2,314,371
                                            ==========

Liabilities and shareholders' equity
------------------------------------
Deposits
  Non-interest bearing demand                 $421,043         $--           -- %
  Savings and interest-bearing
    transaction                              1,057,675      11,911         2.27
  Time less than $100,000                      293,701       6,838         4.70
  Time $100,000 or more                        146,928       3,727         5.11
                                             ---------     -------
    Total interest-bearing deposits          1,498,304      22,476         3.03
Funds purchased                                149,373       4,188         5.65
Notes and mortgages payable                     25,286       1,001         7.99
                                             ---------     -------
  Total interest-bearing liabilities         1,672,963      27,665         3.33
Other liabilities                               18,491
Shareholders' equity                           201,874
                                             ---------
  Total liabilities and shareholders'
     equity                                 $2,314,371
                                            ==========
Net interest spread (1)                                                    4.95 %
Net interest income and interest margin (2)                $59,226         5.65 %
                                                           =======         ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.


                                                  For the six months ended
                                                       June 30, 1994 *
(dollars in thousands)                       -----------------------------------
                                                          Interest        Rates
                                              Average      income/      earned/
Assets                                         balance     expense         paid
------                                       ---------   ---------       ------
Money market assets and funds sold             $11,684        $211         3.64 %
Trading account securities                          66           1         4.47
Investment securities available for sale       209,136       5,769         5.56
Investment securities held to maturity         590,478      17,607         6.01
Loans:
  Commercial                                   762,405      33,135         8.76
  Real estate construction                      71,747       3,329         9.36
  Real estate residential                      180,079       6,896         7.72
  Consumer                                     289,152      12,492         8.71
                                             ---------      ------
Earning assets                               2,114,747      79,440         7.58

Other assets                                   208,820
                                             ---------
    Total assets                            $2,323,567
                                            ==========
Liabilities and shareholders' equity
------------------------------------
Deposits
  Non-interest bearing demand                 $409,734         $--           -- %
  Savings and interest-bearing
    transaction                              1,091,052      10,384         1.92
  Time less than $100,000                      319,416       6,029         3.81
  Time $100,000 or more                        146,121       2,557         3.53
                                             ---------      ------
    Total interest-bearing deposits          1,556,589      18,970         2.46
Funds purchased                                128,603       2,251         3.53
Notes and mortgages payable                     32,373       1,457         9.08
                                             ---------      ------
  Total interest-bearing liabilities         1,717,565      22,678         2.66
Other liabilities                               15,357
Shareholders' equity                           180,911
                                             ---------
  Total liabilities and shareholders'
     equity                                 $2,323,567
                                            ===========
Net interest spread (1)                                                    4.92 %
Net interest income and interest margin (2)                $56,762         5.41 %
                                                           =======         ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.
* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial and the June 6, 1995 acquisition of CapitolBank Sacramento.



Rate and volume variances. The following table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.



                                                      Three months ended
                                                    June 30, 1995 compared
                                                   with three months ended
                                                       June 30, 1994 *
                                               --------------------------------
(In thousands)                                  Volume        Rate        Total
                                               --------     ------       ------


Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold                     ($51)       ($52)       ($103)
  Trading account securities                        (1)          -           (1)
  Investment securities available for sale        (178)        253           75
  Investment securities held to maturity          (231)        341          110
  Loans:
    Commercial                                     449       1,589        2,038
    Real estate construction                       (84)        114           30
    Real estate residential                        481         (18)         463
    Consumer                                       (56)        551          495
                                               --------     ------       ------
      Total loans                                  790       2,236        3,026
                                               --------     ------       ------
Total increase in interest and
      fee income (1)                               329       2,778        3,107
                                               --------     ------       ------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing transaction          (263)        854          591
    Time less than $ 100,000                      (168)        835          667
    Time $ 100,000 or more                         148         678          826
                                               --------     ------       ------
     Total interest-bearing                       (283)      2,367        2,084
  Funds purchased                                   22         709          731
  Notes and mortgages payable                      (73)        (60)        (133)
                                               --------     ------       ------
    Total increase in
            interest expense                      (334)      3,016        2,682
                                               --------     ------       ------
   Increase in net
        interest income (1)                       $663       ($238)        $425
                                               =======     =======      =======

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial and the June 6, 1995 acquisition of CapitolBank Sacramento.


                                                       Six months ended
                                                    June 30, 1995 compared
                                                    with six months ended
                                                        June 30, 1994 *
                                               --------------------------------
                                                Volume        Rate        Total
                                               --------     ------       ------

Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold                    ($319)       $209        ($110)
  Trading account securities                        (1)          -           (1)
  Investment securities available for sale         (47)         52            5
  Investment securities held to maturity           243         715          958
  Loans:
    Commercial                                     632       4,029        4,661
    Real estate construction                      (269)        400          131
    Real estate residential                        958        (104)         854
    Consumer                                      (177)      1,130          953
                                               --------     ------       ------
      Total loans                                1,144       5,455        6,599
                                               --------     ------       ------
Total increase in interest and
      fee income (1)                            $1,020       6,431       $7,451
                                               --------     ------       ------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing transaction          (306)      1,833        1,527
    Time less than $ 100,000                      (426)      1,235          809
    Time $ 100,000 or more                          14       1,156        1,170
                                               --------     ------       ------
     Total interest-bearing                       (718)      4,224        3,506
  Funds purchased                                  411       1,526        1,937
  Notes and mortgages payable                     (294)       (162)        (456)
                                               --------     ------       ------
    Total increase in
            interest expense                      (601)      5,588        4,987
                                               --------     ------       ------
   Increase in net
        interest income (1)                     $1,621        $843       $2,464
                                               =======     =======      =======

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial and the June 6, 1995 acquisition of CapitolBank Sacramento.

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. Continuing improvements in credit quality allowed the Company to lower its provision for loan losses to $1.2 million in the second quarter of 1995, compared to $2.0 million in the same period in 1994. For the first six months of 1995, the loan loss provision was $2.5 million compared to $4.1 million for the same period in 1994. For more information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.
                                                    For the three
                                                    months ended
                                                      June 30,
                                                  ----------------
(in millions)                                     1995        1994
                                                  ----        ----

Service charges on deposits accounts             $3.13       $3.19
Merchant credit card                              0.54        0.60
Mortgage banking income                           0.20        0.22
Brokerage commissions                             0.15        0.20
Trust fees                                        0.15        0.18
Net investment securities gains                     --        0.04
Other non-interest income                         0.96        1.01
                                                ------      ------
  Total                                          $5.13       $5.44
                                                ======      ======



                                                     For the six
                                                     months ended
                                                       June 30,
                                                  ----------------
(in millions)                                     1995        1994
                                                  ----        ----

Service charges on deposits accounts             $6.19       $6.33
Merchant credit card                              1.04        1.15
Mortgage banking income                           0.38        0.57
Brokerage commissions                             0.29        0.37
Trust fees                                        0.32        0.36
Net investment securities gains                     --        0.56
Other non-interest income                         1.70        2.10
                                                ------      ------
  Total                                          $9.92      $11.44
                                                ======      ======


The $310,000 decrease in non-interest income during the second quarter of 1995 compared to the second quarter of 1994 resulted from decreases in all categories, including $60,000 lower service charges on deposit accounts and lower merchant credit card and brokerage commissions of $60,000 and $50,000, respectively. In addition, trust fees and mortgage banking income were $30,000 and $20,000, respectively, lower than the second quarter of 1994. The sale of securities available for sale contributed $44,000 to the non-interest income realized during the second quarter of 1994 and $0 in 1995.
The same pattern repeats when comparing the fist six months of 1995 with the same period in 1994. The sale of securities available for sale contributed $560,000 to the non-interest income realized during the first half of 1994. Mortgage banking income was lower in 1995 than in 1994 by $190,000, due to reduced mortgage refinancing volumes. In addition, service charges on deposits and merchant credit card income were lower as compared to the first half of 1994 by $140,000 and $110,000, respectively. Completing the variance, brokerage commissions and trust fees for the first six months of 1995 were $80,000 and $40,000, respectively, lower than the same period in 1994.

Non-interest expense

The following table summarizes the components of non-interest expense for the periods indicated.

                                                   For the three
                                                   months ended
                                                      June 30,
                                                  ----------------
                                                  1995        1994
(In millions)                                     ----        ----

Salaries                                         $8.99       $9.23
Other personnel                                   1.41        1.44
Occupancy                                         2.41        2.42
Equipment                                         1.23        1.35
FDIC deposit insurance                            1.10        1.15
Data processing services                          1.01        1.06
Professional fees                                 0.88        0.77
Stationery and supplies                           0.43        0.39
Advertising/public relations                      0.41        0.34
Postage                                           0.36        0.36
Loan expense                                      0.34        0.33
Courier service                                   0.33        0.32
Operational losses                                0.24        0.42
Other real estate owned                           0.33        0.07
Merchant credit card                              0.17        0.21
Other non-interest expense                        1.61        1.69
                                                ------      ------
Total                                           $21.25      $21.55
                                                ======      ======


                                                    For the six
                                                    months ended
                                                      June 30,
                                                  ----------------
                                                  1995        1994
(In millions)                                     ----        ----

Salaries                                        $17.26      $18.24
Other personnel                                   3.38        3.22
Occupancy                                         4.84        4.70
Equipment                                         2.52        2.63
FDIC deposit insurance                            2.22        2.30
Data processing services                          2.02        2.15
Professional fees                                 2.16        1.34
Stationery and supplies                           0.80        0.75
Advertising/public relations                      0.67        0.63
Postage                                           0.71        0.73
Loan expense                                      0.56        0.72
Courier service                                   0.65        0.65
Operational losses                                0.45        0.58
Other real estate owned                           0.45       (0.10)
Merchant credit card                              0.36        0.40
Other non-interest expense                        3.01        3.32
                                                ------      ------
Total                                           $42.06      $42.26
                                                ======      ======

Non-interest expense continues to show the effects of cost controls and the benefits resulting from consolidation of operations. During the second quarter of 1995, non-interest expense decreased $300,000 from the second quarter of 1994. Salaries expense decreased $240,000, mainly from the a reduction of 81 full-time equivalent employees resulting from merger of operations following the PV Financial and the CapitolBank acquisitions. In addition, operational losses were reduced by $180,000 and equipment expense was $120,000 lower than the second quarter of 1994, even after the write-offs of unused inventories resulting from the mergers. The decline in deposit volume resulted in $50,000 lower insurance premiums and data processing expenses were $50,000 lower than the same quarter of 1994. Partially offsetting these favorable variances, other real estate owned expenses increased $260,000 from the second quarter of 1994, following the Company's policy to continue to writedown these types of property to net realizable values. In addition, acquisition related expenses were the main reason for the $110,000 increase in professional fees, a $70,000 increase in advertising and public relations expense and a $40,000 increase in stationery and supplies costs.

During the first six months of 1995, non-interest expense decreased $200,000 from the first six months of 1994. The favorable impact of consolidation of operations, partially offset by increased merger-related expenses account for the major variances, as follows: personnel expenses decreased $820,000, loan expense and operational losses were $160,000 and $130,000, respectively, lower than the prior period, and data processing services, equipment and deposit insurance expenses were $130,000, $110,000, and $80,000, respectively, lower than the first six months of 1994. Partially offsetting these major variances, during the first six months of 1995 professional fees were $820,000 higher than 1994, other real estate owned expenses increased $550,000 from prior year, occupancy expenses were $140,000 higher than 1995 and stationery and supplies and advertising and public relations expenses were $50,000 and $40,000, respectively, higher than the first six months of 1994.

Provision for Income Tax

The Company recorded income tax expense of $2.8 million in the second quarter of 1995, representing an effective tax rate of 27 percent, compared to $3.2 million, or an effective tax rate of 34 percent, during the second quarter of 1994. The reduced income tax expense in the current quarter is mainly due to a reduction in the valuation allowance at CapitolBank of $924,000 prior to the merger with the Company, partially offset by increased income taxes as a result of the higher level of pre-tax earnings. For the first six months of 1995, the Company recorded income tax expense of $6.3 million, compared to $6.4 million during the same period in 1994, representing effective tax rates of 29 percent and 33 percent, respectively. The main reasons for the variance are the same as those given for the second quarter.

Asset Quality

Classified Assets
The Company closely monitors the markets in which it conducts its lending operations. The Company continues its strategy to control exposure to loans with high credit risk and increase diversification of earning assets. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category which includes all non-performing assets. These lesser grades occur when known information about possible credit problems causes doubts about the ability of such borrowers to comply with loan repayment terms. These loans have varying degrees of uncertainty and may become non-performing assets. Classified assets receive an elevated level of attention to ensure collection.
The following is a summary of classified assets on the dates indicated:

                                           June 30,    December 31,
($ in millions)                        --------------- -----------
                                       1995       1994        1994
                                       ----       ----        ----
Classified loans                      $47.9      $55.4       $45.9
Other classified assets                 6.4        9.9         8.0
                                      -----      -----       -----
Total classified assets               $54.3      $65.3       $53.9
                                      =====      =====       =====
Reserve for loan losses as a
 percentage of classified loans          67%        56%         68%

Classified loans at June 30, 1995, decreased $7.5 million to $47.9 million from a year ago levels, reflecting improvements in borrowers' financial condition and satisfaction of debt. The improvement is primarily due to the repayment of classified real estate construction loans. Other classified assets, which decreased $3.5 million from prior year, were due to sales and writedowns of properties classified as other real estate owned.


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

(In millions)                              June 30,    December 31,
                                       --------------- -----------
                                       1995       1994        1994
                                       ----       ----        ----
Performing non-accrual loans          $3.26      $1.55       $1.94
Non-performing non-accrual loans       6.43      10.92        7.36
                                      -----      -----       -----
  Total non-accrual loans              9.69      12.47        9.30

Loans 90 days past due and  still
  accruing                             0.14       0.73        1.78
                                      -----      -----       -----
  Total non-performing loans           9.83      13.20       11.08


Other real estate owned                6.39       9.95        8.02
                                     ------     ------      ------
  Total non-performing assets        $16.22     $23.15      $19.10
                                     ======     ======      ======

Reserve for loan losses as a percentage
of non-performing loans                 325%       234%        282%

Performing non-accrual loans increased $1.71 million at June 30, 1995 from $1.55 million at June 30 1994 and increased $1.32 million from $1.94 million at December 31, 1994. Non-performing non-accrual loans of $6.43 million at June 30, 1995, decreased $4.49 million from June 30, 1994 and decreased $930,000 from December 31, 1994. The $2.78 million reduction in total non-accrual loans from June 30, 1994, was principally due to construction loan payoffs and sales. The $3.56 million decrease in other real estate owned balances from June 30, 1994 were due to liquidations and sales. The $390,000 increase in non-accrual loans from December 31, 1994 was mainly due to commercial loan additions while the $1.63 million reduction in other real estate balances was mainly due to sales of related properties.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and six months ending June 30, 1995, if all such loans had been current in accordance with their original terms was $178,000 and $340,000, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and six months ended June 30, 1995 totaled $9,000 and $225,000, respectively, representing annualized yields of .5 and 6.0 percent, respectively. Cash payments received which were applied against the book balance of non-accrual loans outstanding at June 30, 1995, totaled $314,000.

The Company's reserve for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. While these factors are judgmental and may not be reduced to a purely mathematical formula, the $32.0 million reserve for loan losses, which constituted 2.41 percent of total loans at June 30, 1995, is considered to be adequate as a reserve against inherent losses. The loan portfolio is continuously evaluated considering current economic conditions that dictate required reserve levels.
The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                      For the three
(In millions)                         months ended
                                        June 30,
                                      ----------------
                                       1995       1994
                                       ----       ----
Balance, beginning of period          $32.0      $29.3
Loan loss provision                     1.2        2.0

Credit losses                          (1.6)      (1.1)
Credit loss recoveries                  0.4        0.7
                                       ----       ----
  Net credit losses                    (1.2)      (0.4)
                                      -----      -----
Balance, end of period                $32.0      $30.9
                                      =====      =====
Reserve for loan losses as a
percentage of loans outstanding        2.41%      2.39%


                                           For the six
(In millions)                              months ended
                                             June 30,
                                       ---------------
                                       1995       1994
                                       ----       ----
Balance, beginning of period          $31.3      $28.9
Loan loss provision                     2.5        4.1

Credit losses                          (3.0)      (2.5)
Credit loss recoveries                  1.2        0.4
                                       ----       ----
  Net credit losses                    (1.8)      (2.1)
                                      -----      -----
Balance, end of period                $32.0      $30.9
                                      =====      =====

In May, 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114, "Accounting by Creditors for
Impairment of a Loan" ("SFAS 114"), which addresses the accounting treatment of certain impaired loans and amends FASB Statements No. 5 and No. 15. In October 1994, the FASB issued Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which amended the income recognition and disclosure provisions of SFAS 114.
Under SFAS 114, a loan is impaired when, based on current information and events, it is "probable" that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i)the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. Effective January 1, 1995, the Company adopted SFAS 114, as amended by SFAS 118. The Company identifies loans for impairment when, based upon current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. In determining impairment, the Company considers large non-homogeneous loans including non-accrual loans, troubled debt restructurings in which a loan is granted a rate of interest below market rate or a partial forgiveness of indebtedness, and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty.
The adoption of FASB 114, as amended by SFAS 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment was consistent with methods prescribed in these standards.
Based upon the Company's loan reserve methodology and following the provisions of SFAS 114, large groups of smaller balance homogeneous loans are evaluated collectively for impairment. Therefore, installment, personal revolving credit, residential real estate and student loans are excluded from the provisions of SFAS 114. In addition, it is the Company's position that commercial and construction loans graded "OAEM" (Other Assets Especially Mentioned - Grade 5) or better, need not be reviewed for impairment, since the grading itself is a measure of repayment probability. Furthermore, based upon current information and events, the Company considers that it is probable that it will collect all amounts due on these loans according to the contractual terms of the original agreements.
In summary, the Company considers impaired loans to include all "Substandard" (Grade 6), "Doubtful" (Grade 7) and "Loss" (Grade
8) classified commercial and construction loans that meet materiality thresholds, as classified loans below the established thresholds are considered by the Company to represent immaterial loss risk. Materiality thresholds are $250,000 for Substandard graded loans and $100,000 for Doubtful graded loans. All Loss graded loans are considered impaired.

At June 30, 1995, the carrying value of loans considered to be impaired under SFAS 114 as amended by SFAS 118 totaled $4.8 million with $1.4 million in specific reserves allocated to them. The average recorded investment in impaired loans during the six months ended June 30, 1995, was approximately $3.2 million. All of these accounts were on non-accrual at June 30, 1995. The Company does not recognize interest income on loans once they are considered to be impaired.

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk. The Company's principal sources of liquidity are current period earnings and investment securities available for sale. At June 30, 1995, investment securities available for sale totaled $199.6 million.
The Company generates significant liquidity from its operating activities. The Company's profitability in the first six months of 1995 and 1994 was the main contributor to the cash flows provided from operations for such years of $9.9 million and $11.8 million, respectively.
Additional cash flow is provided by and used in financing activities, primarily customer deposits and short-term borrowings from banks. In the first six months of 1995, $1.0 million were provided by financing activities, as a $52.1 million increase in purchased funds was partially offset by a $39.0 million decrease in deposits combined with other cash flow uses including long-term debt maturities, dividends paid to shareholders and retirement of stock.
The Company uses cash flows from operating and financing activities primarily to make investments in investment securities and loans. After net loan repayments of $8.6 million during the first three months of 1995, net loan disbursements exceeded repayments by $3.6 million in the second quarter of 1995, resulting in net repayments of $5.0 million during the first six months of 1995. This compares to net repayments of $40.3 million during the first six months of 1994. Due to the reduced level of loan repayment in 1995 as a result of the Company's current strategy to grow the loan portfolio with high quality loans extended to financially strong customers in the markets served by the three subsidiary banks, net purchases of investment securities decreased $12.5 million during the first six months of 1995. The net repayment of loans during the first six months of 1994 provided added liquidity for the Company, and was the main contributor to the increase of $61.9 million in the investment securities portfolio.
The Company expects its cash provided by operations to increase through the end of 1995 due to retained profits. For the same period, it is anticipated that the investment securities portfolio and demand for loans will moderately increase. It is also anticipated that deposit balances will moderately increase through the end of the current year.
Although interest rate risk is influenced by market forces, it can be controlled by monitoring and managing the repricing characteristics of assets and liabilities. In evaluating exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including interest rate swaps, utilized to hedge the impact of interest rate fluctuations on interest-bearing assets and liabilities in the current interest rate environment.
Interest rate swaps are agreements to exchange interest payments computed on notional amounts. The notional amounts do not represent exposure to credit risk. However, these agreements expose the Company to market risks associated with fluctuations of interest rates and credit risk associated with the counterparty's ability to meet its interest payment obligation. The Company minimizes this credit risk by entering into contracts with well-capitalized money-center banks, and by requiring settlement of only the net difference between the exchanged interest payments. At June 30, 1995, the Company was engaged into two interest rate swaps. These contracts have notional amounts totaling $60.0 million and expire in August 1995. The Company pays a variable rate based on three-month LIBOR and receives an average fixed rate of interest of 4.11 percent. The three-month LIBOR rate has averaged 4.78 percent from the date these two swaps were entered through June 30, 1995. The Company had entered into four interest rate swaps at June 30, 1994, with notional amounts totaling $110.0 million, including the two outstanding as of June 30, 1995. The two other swaps, with notional amounts totaling $50.0 million expired in November and December of 1994. The effect of entering into these contracts resulted in a decrease to net interest income of $607,000 for the first six months of 1995 compared to a decrease of $245,000 during the comparable period in 1994. At June 30, 1995, the fair value of the interest rate swaps was a loss of $154,000 The primary analytical tool used by the Company to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than ten percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 1995 does not expose the Company to an unacceptable level of interest rate risk.

Capital Resources

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $206.1 million at June 30, 1995, representing an increase of $20.2 million or 11 percent from June 30, 1994 and an increase of $11.1 million, or 6 percent, from December 31, 1994. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 8.7 percent at June 30, 1995, from 8.0 percent a year ago and 8.3 percent at year-end 1994. The ratio of Tier I capital to risk-adjusted assets increased to 12.89 percent at June 30, 1995 compared to 12.07 percent at June 30, 1994 and 12.40 percent at December 31, 1994. Total capital to risk-adjusted assets increased to 15.40 percent at June 30, 1995 compared to 14.63 percent at June 30, 1994 and 14.92 percent at December 31, 1994.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                June 30,    December 31,
                            ---------------- ----------
                            1995       1994       1994
                            ----       ----       ----
Tier I Capital             12.89%     12.07%     12.40%
Total Capital              15.40%     14.63%     14.92%
Leverage ratio              8.87%      8.04%      8.33%


The risk-based capital ratios rose in 1995 due to a more rapid growth in equity than total assets.
Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of regulatory definitions of "well capitalized".
During the last quarter of 1994 and in 1995, the Board of Directors approved the repurchase of up to 178,500 shares of common stock from time to time, subject to appropriate regulatory and acquisition accounting requirements for reissuance through stock performance plans. These purchases are made periodically in the open market and will lessen the dilutive impact of these plans on the calculation of earnings per share.

Interim Periods

The financial information of the Company included herein for June 1995 and 1994 is unaudited; however, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Those adjustments are normal and recurring in nature.

The results of operations for the three and six-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1994.

Certain amounts in prior periods have been restated to conform to the current presentation.





SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 11, 1995

WESTAMERICA BANCORPORATION
(Registrant)


/s/ DENNIS R. HANSEN
--------------------
Dennis R. Hansen
Senior Vice President and Controller


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

           None

Item 3 - Defaults upon Senior Securities

           None

Item 4 - Submission of Matters to a Vote of Security Holders

           Proxies for the Annual Meeting of
           shareholders held on April 25, 1995, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 6,887,888 shares of the Common Stock of the Company, out of 9,237,141 shares outstanding, were present at the meeting.
           The following matters were submitted to a vote of the shareholders:

           1.- Election of directors:
                                                         Withheld/
                                                 For    Exceptions
                                             ---------  ----------
           Etta Allen                        6,598,955     288,133
           Louis E. Bartolini                6,565,717     321,371
           Charles I. Daniels, Jr.           6,566,379     320,709
           Don Emerson                       6,657,012     230,076
           Arthur C. Latno, Jr.              6,566,525     320,563
           Patrick D. Lynch                  6,564,491     322,597
           Catherine C. MacMillan            6,564,915     322,173
           Dwight H. Murray, Jr.             6,654,163     232,925
           Ronald A. Nelson                  6,656,716     230,372
           Carl R. Otto                      6,567,013     320,075
           David L. Payne                    6,645,558     241,530
           Edward B. Sylvester               6,653,095     233,993

           2.- Ratification of independent certified public accountant firm. A proposal to ratify the selection of KPMG Peat Marwick
           LLP as independent certified public
           accountants for the Company for 1995.

                     For     :               6,697,153
                     Against :                  35,486
                     Abstain :                 155,249

           3.- Proposal to amend the Restated Articles of Incorporation which would increase the number of shares of authorized common stock.

                     For     :               5,175,915
                     Against :                 190,052
                     Abstain :               1,278,305

           4.- Proposal to approve the Stock Option
           Plan of 1995

                     For     :               5,232,674
                     Against :               1,204,042
                     Abstain :                 207,456

Item 5 - Other Information

                     None

Item 6 - Exhibits and Reports on Form 8-K

    (a)    Exhibit 3: Certificate of Amendment to the Articles of
                       Incorporation of Westamerica Bancorporation

    (b)    Exhibit 11: Computation of Earnings Per Share on Common
                        and Common Equivalent Shares and on Common
                        Shares Assuming Full Dilution

    (c)    Reports on Form 8-K:
           On June 8, 1995, the Company filed a Form
           8-K announcing the consummation of the
           merger between CapitolBank Sacramento with and into Westamerica Bancorporation effective as of the close of business on June 6, 1995.