Form 10-K/A
period 1994-12-31
WESTAMERICA BANCORPORATION
filed 1995-09-13
CIK 311094

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K/A
                                ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           FOR THE YEAR ENDED               COMMISSION FILE NUMBER
            DECEMBER 31, 1994                               1-9383

                          WESTAMERICA BANCORPORATION
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                         94-2156203
           (State of incorporation)               (I.R.S. Employer
                                              Identification Number)
               1108 FIFTH AVENUE, SAN RAFAEL, CALIFORNIA  94901
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


/s/ KPMG Peat Marwick LLP

San Francisco, California
February 13, 1995




Report of Independent Public Accountants

To the Board of Directors and Shareholders of Napa Valley Bancorp:

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of Napa Valley Bancorp and subsidiaries (the Company) for the year ended December 31, 1992.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Napa Valley Bancorp and subsidiaries for the year ended
December 31, 1992 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

San Francisco, California,
March 31, 1993




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



