Form 10-Q
period 1995-09-30
WESTAMERICA BANCORPORATION
filed 1995-11-13
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1995

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

Yes [ x ]                        No [   ]

Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

     Title  of  Class
   Common Stock, No Par Value

Shares outstanding as of November 7, 1995    9,829,718





WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
---------------------------
(Unaudited)


(in thousands)                                         September 30,   December 31,
                                                      1995      1994 *      1994 *
                                                  --------    --------    --------
ASSETS
Cash and cash equivalents                         $168,229    $185,389    $180,957
Money market assets                                    250         250         250
Investment securities available for sale           252,497     188,335     193,096
Investment securities held to maturity             583,502     659,807     633,550
  Market values of:
           $583,596 at September 30, 1995
           $640,780 at September 30, 1994
           $607,232 at December 31, 1994
Loans, net of reserve for loan losses of:        1,334,546   1,340,982   1,353,404
           $33,097 at September 30, 1995
           $32,333 at September 30, 1994
           $32,450 at December 31, 1994
Other real estate owned                              7,595      11,080       8,023
Premises and equipment, net                         26,154      29,607      29,332
Interest receivable and other assets                55,903      55,152      58,840
                                                ----------  ----------  ----------
TOTAL ASSETS                                    $2,428,676  $2,470,602  $2,457,452
                                                ==========  ==========  ==========
LIABILITIES
Deposits:
  Non-interest bearing                            $467,402    $454,596     472,278
  Interest bearing:
    Transaction                                    337,056     335,375     357,681
    Savings                                        721,981     839,026     784,933
    Time                                           478,943     457,035     456,776
                                                ----------  ----------  ----------
    Total deposits                               2,005,382   2,086,032   2,071,668
Funds purchased                                    168,613     140,143     135,426
Liability for interest, taxes and
  other expenses                                    16,386      15,968      20,173
Notes and mortgages payable                         20,000      27,517      25,524
                                                ----------  ----------  ----------
      Total liabilities                          2,210,381   2,269,660   2,252,791

Authorized - 50,000 shares
Common stock issued and outstanding:                78,975      77,561      77,515
              9,842 at September 30, 1995
              9,919 at September 30, 1994
              9,901 at December 31, 1994
Capital surplus                                     16,114      16,114      16,114
Unrealized gain (loss) on securities
  available for sale                                   250      (1,281)     (2,270)
Retained earnings                                  122,956     108,548     113,302
                                                ----------  ----------  ----------
      Total shareholders' equity                   218,295     200,942     204,661
                                                ----------  ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,428,676  $2,470,602  $2,457,452
                                                ==========  ==========  ==========

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, all on a pooling-of-interests basis.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
---------------------------------
(Unaudited)

(in thousands, except when indicated)               Three months ended      Nine months ended
                                                       September 30,           September 30,
                                                      1995      1994 *        1995      1994 *
                                                   -------     -------     -------     -------
INTEREST INCOME
Loans, including fees                              $31,926     $30,402     $96,507     $88,618
Money market assets and funds sold                      19         400         276         784
Investment securities available for sale             3,308       2,571       8,621       8,210
Investment securities held to maturity               8,143       8,894      25,313      25,180
                                                   -------     -------     -------     -------
    Total interest income                           43,396      42,267     130,717     122,792

INTEREST EXPENSE
Transaction deposits                                   936         915       2,740       2,727
Savings deposits                                     5,061       5,336      15,612      14,657
Time deposits                                        6,399       4,533      17,597      13,550
Funds purchased                                      2,264       1,382       6,394       3,669
Long-term debt                                         372         604       1,373       2,061
                                                   -------     -------     -------     -------
    Total interest expense                          15,032      12,770      43,716      36,664
                                                   -------     -------     -------     -------
NET INTEREST INCOME                                 28,364      29,497      87,001      86,128

Provision for loan losses                            1,150       1,597       4,320       5,673
                                                   -------     -------     -------     -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                          27,214      27,900      82,681      80,455

NON-INTEREST INCOME
Service charges on deposit accounts                  3,156       3,232       9,528       9,753
Merchant credit card                                   669         575       1,767       1,768
Mortgage banking                                       352         467       1,093       3,719
Brokerage commissions                                  174         144         472         515
Trust fees                                             178         184         494         548
Net investment securities gain (loss)                   19         (41)         19         500
Other                                                  989       1,057       2,717       3,495
                                                   -------     -------     -------     -------
    Total non-interest income                        5,537       5,618      16,090      20,298
                                                   -------     -------     -------     -------
NON-INTEREST EXPENSE
Salaries and related benefits                        9,930      10,952      31,642      34,303
Occupancy                                            2,797       2,694       8,005       7,759
Equipment                                            1,877       1,567       4,680       4,524
Professional fees                                      914         839       3,597       2,493
Data processing                                      1,128       1,173       3,213       3,381
Other real estate owned and
  property held for sale                               159         271         604         274
Other                                                3,581       5,546      14,779      17,657
                                                   -------     -------     -------     -------
    Total non-interest expense                      20,386      23,042      66,520      70,391
                                                   -------     -------     -------     -------
INCOME BEFORE INCOME TAXES                          12,365      10,476      32,251      30,362
 Provision for income taxes                          3,977       3,232       9,775       9,794
                                                   -------     -------     -------     -------
NET INCOME                                          $8,388      $7,244     $22,476     $20,568
                                                   =======     =======     =======     =======
Average shares outstanding                           9,864       9,918       9,893       9,914

PER SHARE DATA
Earnings per share                                   $0.85       $0.73       $2.27       $2.07
Dividends declared                                    0.20        0.17        0.57        0.47

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, all on a pooling-of-interests basis.





WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
------------------------
 (unaudited)


                                              For the nine months ended
(in thousands)                                     September 30, 1995

                                                      1995      1994 *
OPERATING ACTIVITIES                               -------     -------
Net income                                         $22,476     $20,568
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                      3,914       3,866
  Loan loss provision                                4,320       5,673
  Amortization of deferred net loan fees            (1,419)       (752)
  Increase in interest income receivable            (1,253)       (659)
  (Increase) decrease in other assets                  437      (5,531)
  Decrease in income taxes payable                  (1,224)        (66)
  Increase in interest expense payable                 150         818
  (Decrease) increase in other liabilities            (762)        441
  (Gain) loss on sales of investment
    securities                                         (19)       (500)
  Loss on sales/writedown of equipment               1,442          77
  Originations of loans for resale                  (5,490)   (127,847)
  Proceeds from sale of loans originated
    for resale                                       7,161     153,222
  Gain on sale of property acquired in
    satisfaction of debt                              (192)       (523)
  Write down on property acquired in
    satisfaction of debt                               401         436
  Maturities/sales of trading securities                 -          10
                                                   -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES           29,942      49,233

INVESTING ACTIVITIES
Net repayments (disbursements) of loans             14,286      (5,453)
Purchases of investment securities
  available for sale                               (88,711)    (89,981)
Purchases of investment securities
  held to maturity                                 (35,738)   (191,381)
Purchases of property, plant and equipment          (2,224)     (2,063)
Proceeds from maturity of securities
  available for sale                                51,154      42,063
Proceeds from maturity of securities
  held to maturity                                  62,658     128,897
Proceeds from sale of securities
  available for sale                                 4,310      53,615
Proceeds from sale of securities
  held to maturity                                   1,316           -
Proceeds from sale of property,
  plant and equipment                                   46           -
Proceeds from property acquired in
  satisfaction of debt                               2,861           -
Deletions (additions) of property acquired
  in satisfaction of debt                           (2,642)      5,966
                                                   -------     -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                               7,316     (58,337)





WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
    CONTINUED
------------------------
 (unaudited)
                                              For the nine months ended
(in thousands)                                     September 30, 1995

                                                      1995      1994 *
                                                   -------     -------
FINANCING ACTIVITIES
Net decrease in deposits                           (66,286)    (23,687)
Net increase in fed funds purchased                 33,187      63,845
Principal payments on notes and mortgages           (5,524)     (8,835)
Issuance of shares of common stock                   3,409       1,026
Cash in lieu of fractional shares                      (32)          -
Retirement of stock                                 (9,218)     (1,415)
Dividends paid                                      (5,522)     (4,192)
                                                   -------     -------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                             (49,986)     26,742
                                                   -------     -------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                             (12,728)     17,638
Cash and cash equivalents at
  beginning of period                              180,957     167,751
                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $168,229    $185,389
                                                  ========    ========
Supplemental disclosure of non-cash activities
  activities:
  Loans transferred to other real
    estate owned                                     2,642       3,391
  Unrealized gain (loss) on securities
    available for sale                               2,520      (4,016)
Supplemental disclosure of cash flow
  activity:
  Interest paid for the period                      43,754      35,101
  Income tax payments for the period                10,261      10,029


* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, all on a pooling-of-interests basis.


WESTAMERICA BANCORPORATION
==========================
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
Westamerica Bancorporation, (the "Company"), parent company of Westamerica Bank, Napa Valley Bank, Bank of Lake County and Community Banker Services Corporation, reported third quarter 1995 net income of $8.4 million or $.85 per share. On a year to-date basis, the Company reported net income of $22.5 million, or $2.27 per share. This record level of earnings represents increases of 16 percent and 9 percent, respectively, from third quarter 1994 and September 1994 year-to-date. All financial data has been restated on an historical basis, following the pooling-of interests method of accounting, to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp.

Acquisitions
------------
On January 31, 1995, the Company completed the acquisition of PV Financial, parent company of Pacific Valley National Bank, on a pooling-of-interests basis and, accordingly, the Company's historical consolidated financial statements were restated. The Company issued approximately 1,180,000 shares in exchange for all the outstanding shares of PV Financial.

On June 6, 1995, the Company completed the acquisition of CapitolBank Sacramento, on a pooling-of-interests basis and, accordingly, the Company's historical consolidated financial statements were restated. The Company issued approximately 370,000 shares in exchange for all the outstanding shares of CapitolBank.

On July 17, 1995, the Company completed the acquisition of North Bay Bancorp, parent company of Novato National Bank, on a pooling-of-interests basis and, accordingly, the Company's historical consolidated financial statements were restated. The Company issued approximately 340,000 shares in exchange for all the outstanding shares of North Bay Bancorp.

The following summarizes the separate results of the combined entities for the period shown prior to the combination:

(in thousands, except per share data)                                                             Restated
                                              Westamerica        PV                  North Bay    Combined
                                             Bancorporation  Financial CapitolBank     Bancorp     Results
                                             -------------   --------- -----------   ---------    --------
Quarter ended 9/30/94:
  Net interest income                              $23,424      $2,826      $2,039      $1,208     $29,497
  Net income                                         6,285         640         219         100       7,244
  Earnings per share                                  0.78        0.29        0.05        0.09        0.73

For the nine months ended 9/30/94:
  Net interest income                              $69,588      $7,525      $5,632      $3,383     $86,128
  Net income                                        18,304       1,701         281         282      20,568
  Earnings per share                                  2.27        0.78        0.07        0.26        2.07

At September 30, 1994:
  Total assets                                  $2,052,084    $172,989    $137,969    $107,560  $2,470,602
  Total shareholders' equity                       163,023      18,836       9,272       9,811     200,942

At December 31, 1994
  Total assets                                  $2,030,235    $179,391    $139,228    $108,598  $2,457,452
  Total shareholders' equity                       166,205      19,419       9,310       9,727     204,661

Components of Net Income
------------------------
Following is a summary of the components of net income for the periods indicated:

                                     For the three            For the nine
                                     months ended             months ended
                                     September 30,            September 30,
(in millions)                    -------------------        ----------------
                                  1995          1994        1995        1994
                                  ----          ----        ----        ----
Net interest income *            $30.0         $31.0       $91.8       $90.0
Provision for loan losses         (1.2)         (1.6)       (4.3)       (5.7)
Non-interest income                5.5           5.6        16.1        20.3
Non-interest expense             (20.4)        (23.0)      (66.5)      (70.4)
Provision for income taxes        (5.5)         (4.8)      (14.6)      (13.6)
                                  ----          ----        ----        ----
Net income                        $8.4          $7.2       $22.5       $20.6
                                  ====          ====        ====        ====

* Fully taxable equivalent basis (FTE)

Components of Net Income as a Percent of Average Earning Assets.
The components of net income (annualized) expressed as a percent of average earning assets are summarized in the following table for the periods indicated:

                                     For the three            For the nine
                                     months ended             months ended
                                     September 30,            September 30,
                                 -------------------        ----------------
                                  1995          1994        1995        1994
                                  ----          ----        ----        ----
Net interest income *             5.44%         5.49%       5.59%       5.40%
Provision for loan losses        -0.21%        -0.28%      -0.28%      -0.31%
Non-interest income               1.00%         0.99%       0.98%       1.22%
Non-interest expense             -3.69%        -4.08%      -4.03%      -4.25%
Provision for income taxes       -1.02%        -0.84%      -0.89%      -0.83%
                                 -----         -----       -----       -----
Net income                        1.52%         1.28%       1.37%       1.23%
                                 =====         =====       =====       =====
* Fully taxable equivalent

Net income (annualized) as
  as a percent of average
  total assets                    1.38%         1.17%       1.25%       1.12%


Analysis of Net Interest Income and Margin
------------------------------------------
The Company continually manages its interest-earning assets and interest-bearing liabilities adapting to changes in market rates. During the third quarter of 1995, the adverse effect of a decrease in the average balance of low-cost deposits and the higher level of interest rates paid on interest-bearing liabilities from the third quarter of 1994, was partially offset by increased yields on interest-earning assets. During the first nine months of 1995, increased yields on interest-earning assets from the same period in 1994 more than offset the negative effect of a decrease in the average balance of low-cost deposits and the higher level of interest rates paid on interest-bearing liabilities. As a result, net interest income (FTE) in 1995 was lower in the third quarter of 1995 than the comparable period in 1994 and higher than 1994 for the first nine months of 1995. These variances are summarized as follows for the periods indicated:

Net Interest Income (FTE)
                                     For the three            For the nine
                                     months ended             months ended
(in millions)                        September 30,            September 30,
                                 -------------------        ----------------
                                  1995          1994        1995        1994
                                  ----          ----        ----        ----
Interest income                  $43.3         $42.3      $130.7      $122.8
Interest expense                 (15.0)        (12.8)      (43.7)      (36.6)
FTE adjustment                     1.7           1.5         4.8         3.8
                                 -----         -----       -----       -----
Net interest income (FTE)        $30.0         $31.0       $91.8       $90.0
                                 =====         =====       =====       =====
Average earning assets          $2,190        $2,242      $2,194      $2,227
Net interest margin               5.44%         5.49%       5.59%       5.40%

In the third quarter of 1995, net interest income (FTE) decreased $1.0 million or 3 percent from the third quarter of 1994 to $30.0 million. A $1.0 million increase in interest income, mostly due to the increase in market rates experienced in 1995, was offset by an increase in interest expense, principally due to a decrease in the average balances of low-cost deposits combined with higher rates paid. Completing the quarter-to-quarter variances, the FTE adjustment increased $200,000 from the third quarter of 1994, mostly due to a $23.2 million increase in the average balance of tax-exempt investment securities.

Compared to the first nine months of 1994, net interest income increased $1.8 million or 2 percent as a result of a $7.9 million increase in interest income partially offset by a $7.1 million increase in interest expense. The FTE adjustment increased $1.0 million from the first nine months of 1994. These variances reflect the same rate and volume trends affecting the quarter-to-quarter variances described above.

Amortized loan fees, which are included in interest and fee income on loans, were $542,000 lower during the third quarter of 1995 than 1994 and $745,000 lower in the first nine months of 1995 than in the same period in 1994.

Net Interest Margin (FTE)
                                     For the three            For the nine
                                     months ended             months ended
                                     September 30,            September 30,
                                 -------------------        ----------------
                                  1995          1994        1995        1994
                                  ----          ----        ----        ----
Yield on interest
  earning assets                  8.16%         7.75%       8.26%       7.60%
Cost of interest-bearing
  liabilities                     3.46%         2.80%       3.37%       2.71%
                                 -----         -----       -----       -----
  Net interest spread             4.70%         4.95%       4.89%       4.89%

Impact of non-interest
     bearing funds                0.74%         0.54%       0.70%       0.51%
                                 -----         -----       -----       -----
    Net interest margin           5.44%         5.49%       5.59%       5.40%
                                 =====         =====       =====       =====

The average yield on earning assets for the three-month period ended September 30, 1995 was 41 basis points higher than the same period in 1994. The effect of this change, combined with a favorable impact of non-interest bearing funds, was offset by the increased costs of interest-bearing liabilities which were, for the three-month period ended September 30, 1995, 66 basis points higher than the comparable period in 1994.

For the first nine months of 1995, the yield on earning assets was 66 basis points higher that the first nine months in 1994. This positive variance, added to a more favorable impact of non-interest bearing funds, more than offset the adverse effect of an increase of 66 basis points in the cost of interest-bearing liabilities.


Summary of Average Balances, Yields/Rates and Interest
Differential

In 1995, higher market rates and a higher yielding asset mix through increases in the average balance of loans for the third quarter and the first nine months of 1995 compared with comparable periods in 1994, resulted in increases in the average yield on earning assets for the three and nine months ended September 30, 1995 of 41 and 66 basis points, respectively, from the same periods in 1994. Partially offsetting this favorable trend, the average balances of low-cost deposits for the third quarter of 1995 decreased $111 million from the third quarter of 1994. On a year-to-date basis, average low-cost deposits decreased $66 million from the same period of 1994. This change and a general rise in market interest rates, were the main reasons for increases of 66 basis points, each, in the weighted average rate paid on total interest-bearing liabilities from the third quarter and the first nine months of 1994.

Distribution of assets, liabilities and shareholders' equity. Yields/rates and interest margin. Note: Yields on certain investment securities and loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.


                                           For the three months ended
                                              September 30, 1995
(dollars in thousands)                  --------------------------------
                                                    Interest       Rates
                                         Average     income/     earned/
                                         balance     expense        paid
Assets                                  --------    --------    --------
Money market assets
  and funds sold                          $1,047         $19        7.20 %
Investment securities
  available for sale                     213,539       3,308        6.15
Investment securities
  held to maturity                       608,538       9,535        6.22
Loans:
  Commercial                             809,064      19,876        9.75
  Real estate construction                61,535       1,638       10.56
  Real estate residential                212,411       3,903        7.29
  Consumer                               284,332       6,793        9.48
                                       ---------      ------
Interest-earning assets                2,190,466      45,072        8.16

Other assets                             225,009
                                      ----------
    Total assets                      $2,415,475
                                      ==========
Liabilities and
  shareholders' equity
Deposits
  Non-interest bearing demand           $457,249         $--          -- %
  Savings and interest-bearing
    transaction                        1,064,654       5,997        2.23
  Time less than $100,000                305,132       3,954        5.14
  Time $100,000 or more                  173,859       2,445        5.58
                                       ---------      ------
 Total interest-bearing deposits       1,543,645      12,396        3.19
Funds purchased                          159,240       2,264        5.64
Notes and mortgages payable               20,094         372        7.34
                                       ---------      ------
  Total interest-bearing
   liabilities                         1,722,979      15,032        3.46
Other liabilities                         18,835
Shareholders' equity                     216,412
                                      ----------
  Total liabilities and
  shareholders' equity                $2,415,475
                                      ==========
Net interest spread (1)                                             4.70 %
Net interest income and interest margin (2)          $30,040        5.44 %
                                                     =======        ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (FTE) (annualized) by total average interest-earning assets.

                                           For the three months ended
                                              September 30, 1994
(dollars in thousands)                  --------------------------------
                                                    Interest       Rates
                                         Average     income/     earned/
                                         balance     expense        paid
Assets                                  --------    --------    --------
Money market assets
  and funds sold                         $35,330        $400        4.49 %
Investment securities
  available for sale                     197,810       2,571        5.16
Investment securities
  held to maturity                       654,717      10,219        6.19
Loans:
  Commercial                             794,272      18,490        9.24
  Real estate construction                79,551       2,058       10.26
  Real estate residential                193,708       3,228        6.61
  Consumer                               286,933       6,806        9.41
                                       ---------      ------
Interest-earning assets                2,242,321      43,772        7.75

Other assets                             223,891
                                      ----------
    Total assets                      $2,466,212
                                      ==========
Liabilities and
  shareholders' equity
Deposits
  Non-interest bearing demand           $444,381         $--          -- %
  Savings and interest-bearing
    transaction                        1,188,968       6,250        2.09
  Time less than $100,000                316,293       3,109        3.90
  Time $100,000 or more                  146,320       1,424        3.86
                                       ---------      ------
    Total interest-bearing deposits    1,651,581      10,783        2.59
Funds purchased                          126,767       1,383        4.33
Notes and mortgages payable               28,179         604        8.50
                                       ---------      ------
  Total interest-bearing
    liabilities                        1,806,527      12,770        2.80
Other liabilities                         16,927
Shareholders' equity                     198,377
                                      ----------
  Total liabilities and
  shareholders' equity                $2,466,212
                                      ==========
Net interest spread (1)                                             4.95 %
Net interest income and interest margin (2)          $31,002        5.49 %
                                                     =======        ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (FTE) (annualized) by total average interest-earning assets.

                                            For the nine months ended
                                                September 30, 1995
(dollars in thousands)                  --------------------------------
                                                    Interest       Rates
                                         Average     income/     earned/
                                         balance     expense        paid
Assets                                  --------    --------    --------
Money market assets and
  and funds sold                          $6,447        $276        5.72 %
Investment securities
  available for sale                     198,289       8,621        5.81
Investment securities
  held to maturity                       619,364      29,332        6.33
Loans:
  Commercial                             806,057      59,320        9.84
  Real estate construction                64,861       5,627       11.60
  Real estate residential                210,218      11,757        7.48
  Consumer                               289,256      20,591        9.52
                                       ---------     -------
Interest-earning assets                2,194,492     135,524        8.26
Other assets                             214,144
                                      ----------
    Total assets                      $2,408,636
                                      ==========
Liabilities and
  shareholders' equity
Deposits
  Non-interest bearing demand           $442,484         $--          -- %
  Savings and interest-bearing
    transaction                        1,089,798      18,352        2.25
  Time less than $100,000                304,825      11,066        4.85
  Time $100,000 or more                  164,944       6,531        5.29
                                       ---------      ------
    Total interest-bearing deposits    1,559,567      35,949        3.08
Funds purchased                          151,298       6,394        5.65
Notes and mortgages payable               23,556       1,373        7.79
                                       ---------      ------
  Total interest-bearing
    liabilities                        1,734,421      43,716        3.37
Other liabilities                         18,278
Shareholders' equity                     213,453
                                      ----------
  Total liabilities and
    shareholders' equity              $2,408,636
                                      ==========
Net interest spread (1)                                             4.89 %
Net interest income and interest margin (2)          $91,808        5.59 %
                                                     =======        ====
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (FTE) (annualized) by total average interest-earning assets.


                                            For the nine months ended
                                               September 30, 1994
(dollars in thousands)                  --------------------------------
                                                    Interest       Rates
                                         Average     income/     earned/
                                         balance     expense        paid
Assets                                  --------    --------    --------
Money market assets
  and funds sold                         $32,275        $784        3.25 %
Investment securities
  available for sale                     205,707       8,210        5.34
Investment securities
  held to maturity                       628,451      28,562        6.08
Loans:
  Commercial                             795,783      53,641        9.01
  Real estate construction                77,226       5,662        9.80
  Real estate residential                194,973      10,484        7.19
  Consumer                               293,010      19,279        8.80
                                       ---------     -------
Interest-earning assets                2,227,425     126,622        7.60
Other assets                             222,367
                                      ----------
    Total assets                      $2,449,792
                                      ==========
Liabilities and
  shareholders' equity
Deposits
  Non-interest bearing demand           $432,347         $--          -- %
  Savings and interest-bearing
    transaction                        1,165,835      17,383        1.99
  Time less than $100,000                325,067       9,311        3.83
  Time $100,000 or more                  156,415       4,240        3.62
                                       ---------      ------
    Total interest-bearing deposits    1,647,317      30,934        2.51
Funds purchased                          129,539       3,669        3.79
Notes and mortgages payable               30,975       2,061        8.90
                                       ---------       -----
  Total interest-bearing
    liabilities                        1,807,831      36,664        2.71
Other liabilities                         16,434
Shareholders' equity                     193,180
                                      ----------
  Total liabilities and
    shareholders' equity              $2,449,792
                                      ==========
Net interest spread (1)                                             4.89 %
Net interest income and interest margin (2)          $89,958        5.40 %
                                                     =======        ====
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (FTE) (annualized) by total average interest-earning assets.


Rate and volume variances. The following table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

                                               Three months ended
                                               September 30, 1995
                                            compared with three months
                                             ended September 30, 1994
                                          ------------------------------
(in thousands)                            Volume        Rate       Total
                                          ------      ------      ------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold              ($876)       $495       ($381)
  Investment securities
    available for sale                       216         521         737
  Investment securities
    held to maturity                        (724)         40        (684)
  Loans:
    Commercial                               349       1,037       1,386
    Real estate construction                (482)         62        (420)
    Real estate residential                  327         348         675
    Consumer                                 (64)         51         (13)
                                          ------      ------      ------
      Total loans                            130       1,498       1,628
                                          ------      ------      ------
Total increase (decrease) in
  interest and fee income (1)             (1,254)      2,554       1,300

Increase (decrease) in
    interest expense:
  Deposits:
    Savings/interest-bearing
     transaction                            (801)        548        (253)
    Time less than $ 100,000                (105)        950         845
    Time $ 100,000 or more                   303         718       1,021
                                          ------      ------      ------
     Total interest-bearing                 (603)      2,216       1,613
  Funds purchased                            403         478         881
  Notes and mortgages payable               (157)        (75)       (232)
                                          ------      ------      ------
    Total increase (decrease) in
            interest expense                (357)      2,619       2,262
                                          ------      ------      ------
   Total increase (decrease) in
       net interest income (1)             ($897)       ($65)      ($962)
                                           =====       =====       =====

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


                                                 Nine months ended
                                                September 30, 1995
                                             compared with nine months
                                             ended September 30, 1994
                                          ------------------------------
(in thousands)                            Volume        Rate       Total
                                          ------      ------      ------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold           ($12,308)    $11,800       ($508)
  Investment securities
    available for sale                      (278)        689         411
  Investment securities
    held to maturity                        (404)      1,174         770
  Loans:
    Commercial                               700       4,979       5,679
    Real estate construction                 237        (272)        (35)
    Real estate residential                  842         431       1,273
    Consumer                                (243)      1,555       1,312
                                          ------      ------      ------
      Total loans                          1,536       6,693       8,229

Total increase (decrease) in            --------     -------      ------
  interest and fee income (1)           ($11,454)    $20,356      $8,902

Increase (decrease) in
  interest expense:
  Deposits:
    Savings/interest-bearing
     transaction                            (985)      1,954         969
    Time less than $ 100,000                (533)      2,288       1,755
    Time $ 100,000 or more                   242       2,049       2,291
                                          ------      ------      ------
     Total interest-bearing               (1,276)      6,291       5,015
  Funds purchased                            693       2,032       2,725
  Notes and mortgages payable               (453)       (235)       (688)
                                          ------      ------      ------
    Total increase (decrease) in
            interest expense              (1,036)      8,088       7,052
                                          ------      ------      ------
   Total increase (decrease) in
       net interest income (1)          ($10,418)    $12,268      $1,850
                                        ========     =======      ======

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


Provision for Loan Losses
-------------------------
The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. Continuing improvements in credit quality allowed the Company to reduce its provision for loan losses to $1.2 million in the third quarter of 1995, compared to $1.6 million in the same period in 1994. For the first nine months of 1995, the loan loss provision was $4.3 million compared to $5.7 million for the same period in 1994. For more information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Non-Interest Income
-------------------
The following table summarizes the components of non-interest income for the periods indicated.
                                       For the three         For the nine
                                       months ended          months ended
                                       September 30,         September 30,
                                    ----------------       ----------------
(in millions)                    1995          1994        1995        1994
                                -----         -----       -----       -----
Service charges on deposit
  accounts                      $3.15         $3.23       $9.53       $9.75
Merchant credit card             0.67          0.58        1.77        1.77
Mortgage banking income          0.35          0.47        1.09        3.72
Trust fees                       0.18          0.18        0.49        0.55
Brokerage commissions            0.17          0.14        0.47        0.52
Net investment securities
  gain (loss)                    0.02         (0.04)       0.02        0.50
Other non-interest income        1.00          1.06        2.72        3.49
                               ------        ------      ------      ------
  Total                         $5.54         $5.62      $16.09      $20.30
                               ======        ======      ======      ======

The $80,000 decrease in non-interest income during the third quarter of 1995 compared to the third quarter of 1994 resulted from decreases in most categories, with the exception of merchant credit card income and brokerage commissions which increased $90,000 and $30,000 respectively. The quarter-to-quarter decreases include $120,000 lower mortgage banking income resulting from a slowing down of refinancing volume in 1995, $80,000 lower service charges on deposit accounts and lower trust fee income. The sale of securities available for sale contributed $20,000 to the non-interest income realized during the third quarter of 1995 compared to a $40,000 loss in 1994. The $4.2 million decrease in non-interest income during the first nine months of 1995 compared with the same period in 1994 was due to decreases in all categories with the exception of merchant credit card income, which remained unchanged from 1994. The non-interest income decreases include $2.6 million lower mortgage banking income due to reduced mortgage refinancing volume and lower loan servicing income, $220,000 lower service charges on deposit accounts and lower trust fees and brokerage commissions, $60,000 and $50,000, respectively. The sale of investment securities available for sale contributed $500,000 to the non-interest income realized during the first nine months of 1994, compared to $20,000 during the comparable period in 1995.


Non-interest expense
--------------------
The following table summarizes the components of non-interest expense for the periods indicated.

                                    For the three          For the nine
                                    months ended           months ended
                                    September 30,          September 30,
                                -------------------       -----------------
(in millions)                    1995          1994        1995        1994
                                -----         -----       -----       -----
Salaries                        $8.72         $9.44      $26.87      $29.31
Other personnel                  1.21          1.51        4.77        4.99
Occupancy                        2.80          2.69        8.01        7.76
Equipment                        1.88          1.57        4.68        4.52
Professional fees                0.91          0.84        3.60        2.49
Data processing services         1.13          1.17        3.21        3.38
Stationery and supplies          0.37          0.46        1.23        1.29
Postage                          0.39          0.43        1.15        1.22
Advertising/public relations     0.36          0.44        1.04        1.16
Courier service                  0.37          0.34        1.03        1.00
Loan expense                     0.23          0.49        0.84        2.55
Operational losses               0.21          0.21        0.72        0.81
Merchant credit card             0.18          0.22        0.56        0.64
Other real estate owned and
    property held for sale       0.16          0.27        0.60        0.27
Other non-interest expense       1.47          2.96        8.21        9.00
                               ------        ------      ------      ------
Total                          $20.39        $23.04      $66.52      $70.39
                               ======        ======      ======      ======

Non-interest expense continues to show the effects of cost controls and the benefits resulting from the rapid consolidation of operations after the 1995 mergers. During the third quarter of 1995, non-interest expense decreased $2.7 million from the third quarter of 1994. Salaries and other personnel costs, the principal contributors to the variance, decreased $1.0 million, mainly from the a reduction of 141 full-time equivalent employees resulting from merger of operations following the PV Financial, CapitolBank and North Bay Bancorp acquisitions. In addition, FDIC insurance premiums, included in "other non-interest expense" was reduced by $1.3 million from the third quarter of 1994, including a $300,000 rebate for overpayments in the second quarter of 1995. Further decreases in non-interest expense from the third quarter of 1994 were realized in loan expense, $260,000 lower than prior year, other real estate owned and properties held for sale related expenses, $110,000 lower than 1994 mainly due to gains on sales partially offset by writedowns of properties to net realizable values, and stationery and supplies and advertising/public relations expenses, $90,000 and $80,000, respectively, lower than the same quarter in 1994. Decreases in non-interest expense from the third quarter of 1994, were also realized in the areas of data processing, postage and merchant credit card, $40,000, each, lower than 1994.

Partially offsetting these favorable variances, equipment and occupancy expenses were $310,000 and $110,000, respectively, higher than the third quarter of 1994, as a result of merger-related fixed asset writeoffs, while professional fees, $70,000 higher than the third quarter of 1994, increased mainly due to one-time merger and acquisitions related costs.

During the first nine months of 1995, non-interest expense decreased $3.9 million from the first nine months of 1994. The favorable impact of consolidation of operations, partially offset by increased merger-related expenses account for the major variances, as follows: personnel expenses decreased $2.7 million, loan expense and data processing costs were $1.7 million and $170,000, respectively, lower than the prior period, advertising/public relations and operational losses were $120,000 and $90,000 respectively, lower than 1994 and postage and stationery and supplies were $70,000 and $60,000, respectively, lower than the first nine months of 1994. Also included in the 1995 year-to-date favorable variances from prior year is the reduction of deposit insurance costs, included in other non-interest expense as described above. Partially offsetting these variances, professional fees were $ 1.1 million higher than the first nine months of 1994 due to mergers and acquisitions related costs, while property writeoffs, also resulting from 1995 mergers, were the main reason for the increase of $250,000 and $160,000, respectively, in occupancy and equipment expenses. Also included in the increases in non-interest expense from the first nine months of 1994, other real estate owned and property held for sale expenses were $330,000 higher than prior year, following the Company's policy to continue to writedown such properties to net realizable values.


Provision for Income Tax
------------------------
The Company recorded income tax expense of $4.0 million in the third quarter of 1995, representing an effective tax rate of 32 percent, compared to $3.2 million, or an effective tax rate of 31 percent, during the third quarter of 1994. For the first nine months of 1995, the Company recognized income tax expense of $9.8 million, the same level recorded in the comparable period of 1994, representing effective tax rates of 30 percent and 32 percent, respectively.


Asset Quality
-------------
Classified Assets
The Company closely monitors the markets in which it conducts its lending operations. The Company continues its strategy to control exposure to loans with high credit risk and increase diversification of earning assets. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category which includes all non-performing assets. These loans have a higher degree of risk and receive an elevated level of attention to ensure collection.

The following is a summary of classified assets on the dates indicated:
                                    September 30,   December 31,
(in millions)                     ----------------   ----------
                                 1995          1994        1994
                                 ----          ----        ----
Classified loans                $47.0         $60.3       $49.7
Other classified assets           7.6          11.1         8.0
                                -----         -----       -----
Total classified assets         $54.6         $71.4       $57.7
                                =====         =====       =====
Reserve for loan losses
  as a percentage of
  classified loans                 70%           54%         65%

Classified loans at September 30, 1995, decreased $13.3 million or 22 percent to $47.0 million from September 30, 1994, reflecting improvements in borrowers' financial condition and satisfaction of debt. The improvement is primarily due to the repayment of classified real estate construction loans. Other classified assets, which decreased $3.5 million from prior year, were due to sales and writedowns of properties classified as other real estate owned.

Non-performing assets
Non-performing assets include non-accrual loans, loans 90 days past due and still accruing and other real estate owned. Loans are placed on non-accrual status when reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. Generally, loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing non-accrual" and are included in total non-performing assets.

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

The following is a summary of non-performing assets on the dates indicated:

(in millions)                        September 30,    December 31,
                                 ------------------   ----------
                                 1995          1994        1994
                                 ----          ----        ----
Performing non-accrual loans    $1.26         $2.13       $1.94
Non-performing
  non-accrual loans              7.79         10.88        8.35
                                 ----          ----        ----
  Total non-accrual loans        9.05         13.01       10.29

Loans 90 days past due
  and still accruing             0.25          1.63        1.77
                                 ----          ----        ----
  Total non-performing loans     9.30         14.64       12.06


Other real estate owned          7.60         11.08        8.03
                                 ----          ----        ----
  Total non-performing assets  $16.90        $25.72      $20.09
                                 ====          ====        ====
Reserve for loan losses as
    a percentage of
    non-performing loans          356%          221%        269%

Performing non-accrual loans decreased $870,000 at September 30, 1995 from $2.13 million at September 30, 1994 and decreased $680,000 from $1.94 million at December 31, 1994. Non-performing non-accrual loans of $7.79 million at September 30, 1995, decreased $3.09 million from September 30, 1994 and decreased $560,000 from December 31, 1994. The $3.96 million reduction in total non-accrual loans from September 30, 1994, was principally due to construction loan payoffs and sales. The $3.48 million and the $430,000 decreases in other real estate owned balances from September 30, 1994 and December 31, 1994 were due to liquidations and sales.
The amount of gross interest income that would have been recorded for non-accrual loans for the three and nine months ending September 30, 1995, if all such loans had been current in accordance with their original terms, was $243,000 and $583,000, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and nine months ended September 30, 1995 totaled $6,000 and $231,000, respectively, representing annualized yields of .23 percent and 3.20 percent, respectively. Cash payments received which were applied against the book balance of non-accrual loans outstanding at September 30, 1995, totaled $292,000.
The Company's reserve for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. While these factors are judgmental and may not be reduced to a purely mathematical formula, the $33.1 million reserve for loan losses, which constituted 2.42 percent of total loans at September 30, 1995, is considered to be adequate as a reserve against inherent losses. The loan portfolio is continuously evaluated considering current economic conditions that dictate required reserve levels.

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                     For the three           For the nine
(in millions)                        months ended            months ended
                                     September 30            September 30,
                                  ----------------         ----------------
                                 1995          1994        1995        1994
                                -----         -----       -----       -----
Balance, beginning of period    $33.6         $32.1       $32.5       $30.0
Loan loss provision               1.2           1.6         4.3         5.7

Credit losses                    (2.2)         (2.1)       (5.4)       (5.3)
Credit loss recoveries            0.5           0.7         1.7         1.9
                                 ----          ----        ----        ----
  Net credit losses              (1.7)         (1.4)       (3.7)       (3.4)
                                -----         -----       -----       -----
Balance, end of period          $33.1         $32.3       $33.1       $32.3
                                =====         =====       =====       =====
Reserve for loan losses
  as a percentage of
  loans outstanding              2.42%         2.35%

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No.114, "Accounting by Creditors for Impairment of a Loan ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is impaired when, based on current information and events, it is "probable" that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment.
The Company generally identifies loans to be reported as impaired when such loans are in non-accrual status or are considered troubled debt restructurings due to the granting of a below market rate of interest or a partial forgiveness of indebtedness on an existing loan.

In measuring impairment for the purpose of establishing specific loan loss reserves, the Company reviews all impaired commercial and construction loans classified "Substandard" and "Doubtful" that meet materiality thresholds of $250,000 and $100,000, respectively. All "Loss" classified loans are reserved at 100 percent under the Company's standard loan loss reserve methodology. The Company considers classified loans below the established thresholds to represent immaterial loss risk. Commercial and construction loans that are not classified, and large groups of smaller balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company's standard loan loss reserve methodology and are, therefore, excluded from the provisions of SFAS 114.



The following summarizes the Company's impaired loans at
September 30, 1995:
                                          Troubled         Total       Memo:
                        Non-accrual           Debt      Impaired    Specific
                              Loans Restructurings         Loans    Reserves
(in thousands)          -----------   ------------       -------    --------
                             $9,052            $77        $9,129        $899

The average balances of the Company's impaired loans for the nine months ended September 1995, was $10.3 million. All these credits, with the exception of one restructured troubled credit were on non-accrual status. In general, the Company does not recognize any interest income on loans that are classified as impaired.




Asset and Liability Management
------------------------------
The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk. The Company's principal sources of liquidity are current period earnings and investment securities available for sale. At September 30, 1995, investment securities available for sale totaled $252.5 million.

The Company generates significant liquidity from its operating activities. The Company's profitability in the first nine months of 1995 and 1994 was the main contributor to the cash flows provided from operations for such years of $29.9 million and $49.2 million, respectively. Additional cash flow is provided through net proceeds from sales of loans originated for resale which were $1.7 million and $25.4 million for the first nine months of 1995 and 1994, respectively.

Additional cash flow is provided by and used in financing activities, primarily customer deposits and short-term borrowings from banks. In the first nine months of 1995, $50.0 million were used in financing activities, as a $66.3 million decrease in deposits combined with other cash flow uses including long-term debt maturities, dividends paid to shareholders and retirement of stock was partially offset by a $33.2 million increase in purchase funds and other sources, including issuance of shares of the Company's common stock from exercises of stock options. This compares with financing activities providing $26.7 million during the first nine months of 1994, including a $63.8 million increase in purchase funds, partially offset by a $23.7 million decrease in customers' deposits and an $8.8 million decrease in long term debt.

The Company uses cash flows from operating and financing activities primarily to make investments in investment securities and loans. During the first nine months of 1995, net repayments of loans totaled $14.3 million compared with net loan disbursements of $5.5 million during the same period in 1994. Due to the sluggish growth in loan balances, the Company continued to grow its investment securities portfolio. Purchases of investment securities net of maturities and sales totaled $5.0 million in the first nine months of 1995, compared to $56.8 in the same period of 1994.

The Company anticipates of increasing its cash provided by operations through the end of 1995 due to retained profits. For the same period, it is anticipated that the investment securities portfolio and demand for loans will moderately increase. It is also anticipated that deposit balances will moderately increase through the end of the current year.

In evaluating exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including interest rate swaps, utilized to hedge the impact of interest rate fluctuations on interest-bearing assets and liabilities in the current interest rate environment.

Interest rate swaps are agreements to exchange interest payments computed on notional amounts. The notional amounts do not represent exposure to credit risk. However, these agreements expose the Company to market risks associated with fluctuations of interest rates and credit risk associated with the counterparty's ability to meet its interest payment obligation. The Company minimizes this credit risk by entering into contracts with well-capitalized money-center banks, and by requiring settlement of only the net difference between the exchanged interest payments. During the month of August 1995, the last two of these contracts, with notional amounts totaling $60.0 million expired. The Company paid a variable rate based on three-month LIBOR and received an average fixed rate of interest of 4.11 percent. The Company had entered into four interest rate swaps at June 30, 1994, with notional amounts totaling $110.0 million, including the two outstanding through part of August 1995. The two other swaps, with notional amounts totaling $50.0 million expired in November and December of 1994. The effect of entering into these contracts resulted in a decrease to net interest income of $763,000 for the first nine months of 1995 compared to a decrease of $403,000 during the comparable period in 1994.

The primary analytical tool used by the Company to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than ten percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 1995 does not expose the Company to an unacceptable level of interest rate risk.


Capital Resources
-----------------
The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $218.3 million at September 30, 1995, representing an increase of $17.4 million or 9 percent from September 30, 1994 and an increase of $13.6 million, or 7 percent, from December 31, 1994. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 9.0 percent at September 30, 1995, from 8.1 percent a year ago and 8.3 percent at year-end 1994. The ratio of Tier I capital to risk-adjusted assets increased to 13.05 percent at September 30, 1995 compared to 12.38 percent at September 30, 1994 and 12.53 percent at December 31, 1994. Total capital to risk-adjusted assets increased to 15.51 percent at September 30, 1995 compared to 14.86 percent at September 30, 1994 and 15.01 percent at December 31, 1994.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                 September 30,       December 31,
                              --------------------    ----------
                               1995           1994          1994
                               ----           ----          ----
Tier I Capital                13.05%         12.38%        12.53%
Total Capital                 15.51%         14.86%        15.01%
Leverage ratio                 9.02%          8.19%         8.37%

The risk-based capital ratios rose in 1995 due to a more rapid growth in equity than total assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of regulatory definitions of "well capitalized". During 1994 and in 1995, the Board of Directors approved the repurchase of up to 238,500 shares of common stock from time to time, subject to appropriate regulatory and acquisition accounting requirements for reissuance through stock performance and option plans. These purchases are made periodically in the open market and will lessen the dilutive impact of these plans on the calculation of earnings per share.

On October 23, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 123 allows an entity to either (1) retain the current method of accounting for stock compensation (principally APB Opinion No. 25) for purposes of preparing its basic financial statements or (2) to adopt a new fair value based method that is established by the provisions of the new Statement. The impact on the Company's financial statements from the adoption of Statement No. 123 is not expected to be material.




Interim Periods
---------------
The financial information of the Company included herein for September 1995 and 1994 is unaudited; however, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Those adjustments are normal and recurring in nature. The results of operations for the three and nine-month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1994.


Certain amounts in prior periods have been restated to conform to the current presentation.




SIGNATURES
----------
Pursuant to the requirements of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                    WESTAMERICA BANCORPORATION
                                    (Registrant)


Date: November 11, 1995             /s/ DENNIS R. HANSEN
                                    --------------------
                                    Dennis R. Hansen
                                    Senior Vice President
                                    and Controller


PART II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings

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