Form 10-K
period 1995-12-31
WESTAMERICA BANCORPORATION
filed 1996-03-29
CIK 311094

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995      Commission File Number 1-9383

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

    Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock, as of March 22, 1996:  $423,623,000

     Number of shares outstanding of each of the registrant's classes of common  stock, as of March 20, 1996

             Title of Class                    Shares Outstanding
              Common Stock, no par value              9,760,650

                     Documents Incorporated by Reference
            Document*                          Incorporated Into:
   Proxy Statement dated March 20, 1996
   for Annual Meeting of Shareholders
   to be held on April 23, 1996                          Part III

 * Only selected portions of the documents specified are incorporated by reference into this report, as more particularly described herein. Except to the extent expressly incorporated herein by reference, such documents shall not be deemed to be filed as part of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS



                                                                   Page

PART-I

Item 1    Business. . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2    Description of Property . . . . . . . . . . . . . . . . .  11
Item 3    Legal Proceedings . . . . . . . . . . . . . . . . . . . .  12
Item 4    Submission of Matters to a Vote of Security Holders . . .  12


PART-II

Item 5    Market for Registrant's Common Equity and
          Related Stockholder Matters . . . . . . . . . . . . . . .  13
Item 6    Selected Financial Data . . . . . . . . . . . . . . . . .  14
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . .  16
Item 8    Financial Statements and Supplementary Data . . . . . . .  39
Item 9    Disagreements on Accounting and Financial Disclosure. . .  74


PART-III

Item 10   Directors and Executive Officers of the Registrant. . . .  74
Item 11   Executive Compensation. . . . . . . . . . . . . . . . . .  74
Item 12   Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . . . .  74
Item 13   Certain Relationships and Related Transactions. . . . . .  74



PART-IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .  74

                                    PART I

ITEM I.  Business

     WESTAMERICA BANCORPORATION (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHC"), as amended.
It was incorporated under the laws of the State of California as "Independent Bankshares Corporation" on February 11, 1972. Its principal executive offices are located at 1108 Fifth Avenue, San Rafael, California 94901, and its telephone number is (415) 257-8000. The Company provides a full range of banking services to individual and corporate customers in Northern California through its subsidiary banks (the "Banks"), Westamerica Bank, Bank of Lake County and Napa Valley Bank. The Banks are subject to competition from other financial institutions and regulations of certain agencies and undergo periodic examinations by those regulatory authorities. In addition, the Company also owns all the capital stock of Westcore, a newly formed company engaged in performing certain administrative functions for the Company.

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

     On April 15, 1993, the Company acquired Napa Valley Bancorp, a bank holding company, whose subsidiaries included Napa Valley Bank, 88 percent interest in Bank of Lake County, 50 percent interest in Sonoma Valley Bank, Suisun Valley Bank and Napa Valley Bancorp Services Association, established to provide data processing and other services to Napa Valley Bancorp's subsidiaries. This business transaction (the "Merger") was accounted for as a pooling-of-interests combination. Shortly after the Merger Suisun Valley bank was merged into Westamerica Bank, the name of Napa Valley Bancorp Services Corporation was changed to Community Banker Services Corporation and the Company sold its 50 percent interest in Sonoma Valley Bank.

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

     In December 1994, the Company completed the purchase of the remaining 12 percent investment in Bank of Lake County from outside investors, becoming the sole owner of the Bank of Lake County.

     On January 31, 1995, the Company acquired PV Financial, parent company of PV National Bank, through a merger of such bank into WAB in exchange for the issuance of the Company's Common Stock for all the outstanding shares of PV Financial. The business combination was accounted for using the pooling-of-interests method of accounting.

     On June 6, 1995, the merger of CapitolBank Sacramento with and into WAB became effective. Under the terms of the merger, the Company issued shares of its Common Stock in exchange for all of CapitolBank Sacramento's common stock. This acquisition was accounted for as a pooling-of-interests business combination.

     On July 17, 1995, Company acquired North Bay Bancorp, parent company of Novato National Bank. Under the terms of the merger agreement, the Company issued shares of its Common Stock in exchange for all of the outstanding common stock of North Bay Bancorp. The subsidiary bank was merged with and into WAB. The business combination was accounted for as a pooling-of-interests business combination.

     At December 31, 1995, the Company had consolidated assets of approximately $2.49 billion, deposits of approximately $2.05 billion and shareholders' equity of approximately $223.9 million.

SERVICE AREA

The Banks serve the following eleven major markets:

     Marin County.    Marin County is one of the most affluent counties in
California and has a population of approximately 235,540. San Rafael and Novato are the largest communities in the county, with populations of approximately 53,250 and 49,070, respectively. Both are in close proximity to the city of San Francisco. The area served by WAB is a relatively dense populated area whose economic make-up is primarily residential, commercial and light industrial.

     Sonoma-Mendocino Counties.    Of the eight San Francisco-Bay Area
counties, Sonoma County is geographically the largest. The population of the county is approximately 432,220. The city of Santa Rosa is the largest population center in Sonoma County with an estimated population of 128,260. Light industry, agriculture and food processing are the primary industries in Sonoma County, with tourism and recreational activities growing steadily. In 1995, WAB added one branch in the city of Point Arena to its two-branch network in the southern part of Mendocino County, population 86,230, where the major business is agriculture.

     Solano County.   WAB serves all of Solano County, with an estimated
population of 377,570. Vallejo is the largest city in the county, with a population of approximately 114,690. While light industry and the service sector is growing steadily, the federal government is the largest employer in the county.

     Stanislaus County.   In January 1995, three new branches were added to
WAB's branch network in this county, following the acquisition of PV Financial, parent company of Pacific Valley National Bank with headquarters in the city of Modesto, with a population of approximately 181,780. The county, whose major industry is agriculture, has a population of approximately 419,970.

     Contra Costa County.   During 1984, WAB opened an office in the city of
Walnut Creek, with a population of approximately 63,390, to serve Contra Costa's growing commercial and industrial construction industry. In 1992, the Company acquired John Muir National Bank, serving individuals and businesses in this county, and merged with and into WAB. During 1995, WAB opened a new branch in the city of Concord. The population of the county is approximately 883,390.

     Sacramento County.   In 1982, WAB established an office in Sacramento,
the state capital of California. The county has a population of approximately 1,139,187. Major industries include agriculture, government, manufacturing and wholesale and retail trade. Sacramento is also a major transportation center for the state.

     Nevada County.   WAB is currently serving most of Nevada County, an area
generally known as the "Gold Country". The population of the entire county, where tourism, agriculture and wood product manufacturing are the major industries, is approximately 89,490.

     Placer County.   In 1991, WAB opened a new branch in Roseville, located
approximately 15 miles east of WAB's Sacramento office, to serve the growing area of the Sierra Nevada foothills. The population of Placer County is approximately 210,010.

     San Francisco County.   In 1987, WAB opened an office in the financial
center of the city of San Francisco, with a focus on commercial lending and deposit relationships in that city.

     Lake County.   Bank of Lake County, ("Lake County's Bank"), ("BLC") has
4 office locations in Lake County, which has an estimated population of approximately 57,510. In October 1995, BLC purchased a branch in Kelseyville and merged it into the already existing Kelseyville branch. Agriculture is the primary industry of the county, followed closely by recreation and tourism.

     Napa County.   Napa Valley Bank ("NVB") has 7 office locations in Napa
County. The population of the county is approximately 120,600, with agriculture being its major source of business, followed by tourism.

     Neither the Company nor any of its subsidiaries have any foreign or international activities or operations.

     All population figures contained in the previous discussion are 1995 estimates as prepared by the California Department of Finance and are exclusive of incorporated areas.

COMPETITION

     The Banks compete with other commercial banks, savings & loan associations, credit unions, brokerage firms, money market mutual funds, finance and insurance companies and mortgage banking firms.

     According to information obtained by the Company through an independent market research firm, WAB was the third largest financial institution in terms of total deposits in Marin County at June 30, 1995, at which date it had approximately 10 percent of total deposits held in federally insured depository institutions in that county. The acquisition of Novato National Bank added approximately 2 percent to WAB's market share in Marin County in terms of total deposits. According to the same source of information and in terms of total deposits, as of June 30, 1995 WAB ranked second in WAB's Sonoma-Mendocino counties service area, with approximately an 8 percent share of the market, and was third in the Solano-Contra Costa counties service area with a market share of approximately 6 percent of the market. In addition, WAB's market share in the Sacramento-Placer-Nevada counties service area was approximately 7 percent, ranking fourth among its competitors. The acquisition of Pacific Valley National Bank gave WAB a presence in Stanislaus
County: as of June 30, 1995, WAB's market share in WAB's Stanislaus County service area was approximately 6 percent, ranking fourth when compared with other financial institutions in terms of total deposits. The share of the market for deposits and loans held by WAB in San Francisco County is not significant.

     According to the same source of information, NVB was the largest financial institution in terms of total deposits in the Napa Valley service area as of June 30, 1995, with approximately 18 percent market share. The same source of data reports that BLC ranked third in market share in the Lake County service area with 14 percent of the total.

     The Banks provide checking and savings deposit services as well as commercial, real estate and personal loans. In addition, most of the branches offer safe deposit facilities, automated teller units, collection services and other investment services.

     The Banks believe that personal, prompt, professional service and community identity are important in the banking business. To this end, each of one the Banks has sought to retain its community identity and has emphasized personalized services through "big bank resources with small bank resourcefulness".

     Competitive conditions continue to intensify as legislative enactments dissolve historical barriers to limit participation in the financial markets. Competition is expected to further increase in the state of California as a result of legislation enacted in 1986 and 1989, which enabled bank holding companies based outside the state to own and operate banks or bank holding companies in California on a reciprocal basis as of January 1, 1991.

     Legislative changes, as well as technological and economic factors, can be expected to have an ongoing impact on competitive conditions within the financial services industry. As an active participant in the financial markets, the Company continually adapts to these changing competitive conditions.

EMPLOYEES

     At December 31, 1995, the Company employed 1,169 people (841 full-time equivalent staff). Employee relations are believed to be good.

SUPERVISION AND REGULATION

Regulation of Westamerica Bancorporation

     The Company is a bank holding company registered under the BHC Act. As such, it is subject to the supervision of the Federal Reserve Board ("FRB") and is required to file with that agency an annual report and such other additional information as the FRB may require pursuant to the BHC Act. The FRB may also conduct examinations of the Company and its respective subsidiaries.

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

     As required by FDICIA, the FDIC adopted a revised risk-based assessment system for deposit insurance premiums which became effective January 1, 1996. Under this system, depository institutions are charged anywhere from 0 cents to 27 cents for every $100 in insured domestic deposits, based on such institutions' capital levels and supervisory ratings.

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

     As of December 31, 1995, the Company was in compliance with applicable capital and risk-based capital ratio requirements.

ITEM 2.  Description of Property

BRANCH OFFICES AND FACILITIES

     The Banks are engaged in the banking business through 55 offices in twelve counties in Northern California, including eleven offices in Marin County, nine in Sonoma County, seven in Napa County, six in Solano County, five in Stanislaus County, four in Contra Costa County, four in Lake County, three in Mendocino County, two in Nevada County, two in Sacramento County, one in San Francisco County and one in Placer County. All offices are constructed and equipped to meet prescribed security requirements.

     The Banks own fifteen banking office locations and three administrative buildings, including the Company's headquarters. Forty banking offices and two support facilities are leased. Most of the leases contain multiple five-year renewal options and provisions for rental increase, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3.  Legal Proceedings

     The Company and its subsidiaries are defendants in various legal actions which, in the opinion of management based on discussions with independent legal counsel, will be resolved with no material effect on the Company's consolidated results of operations or financial position.

ITEM 4.  Submission of  Matters to a Vote of Security Holders

     There were no matters submitted to the shareholders during the fourth quarter of 1995.

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

         Period
         1995                                            High      Low
         --------------------------------------------------------------
         First quarter     ...........................  $33.25   $29.50
         Second quarter    ...........................   37.50    33.00
         Third quarter     ...........................   38.50    36.50
         Fourth quarter    ...........................   43.25    38.50

         1994                                             High      Low
         --------------------------------------------------------------
         First quarter     ...........................  $29.25   $25.88
         Second quarter    ...........................   32.50    27.00
         Third quarter     ...........................   33.25    29.25
         Fourth quarter    ...........................   33.25    29.00

     As of December 31, 1995, there were 6,832 holders of record of the Company's common stock. This number does not include stockholders from acquired companies that as of December 31, 1995 had not yet tendered their shares for conversion to Company Common Stock.

     The Company has paid cash dividends on its common stock in every quarter since commencing operations on January 1, 1973, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon the earnings, financial condition and capital requirements of the Company and its subsidiaries. As of December 31, 1995, $45.9 million was available for payment of dividends by the Company to its shareholders, under the restrictions imposed by regulatory agencies.

     Additional information (required by Item 5) regarding the amount of cash dividends declared on common stock for the two most recent fiscal years is discussed in Note 17 to the consolidated financial statements on page 68 of this report.

     As discussed in Note 7 of the notes to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (a "Right") for each outstanding share of common stock. The terms of the Rights were amended and restated on September 28, 1989. On March 23, 1995, the Board of Directors of the
Company approved a further amendment and restatement of the Rights. Among other things, the amendments provided that after an acquisition of 15 percent of the Company's common stock without the prior consent of the Company, the Board of Directors will have the power to cause each Right to be exchanged for one share of common stock of the Company.

ITEM 6.  Selected Financial Data

                             Financial Summary

(In thousands, except per share data and number of shareholders)

Financial Summary
(In thousands,
except per share data)                  1995        1994*       1993*       1992*       1991*
--------------------------------------------------------------------------------------------
Years ended December 31
Interest income                   $  174,377  $  166,094   $ 165,975  $  185,060  $  212,811
Interest expense                      58,612      49,860      51,158      69,951     103,233
--------------------------------------------------------------------------------------------
Net interest income                  115,765     116,234     114,817     115,109     109,578
Provision for loan losses              5,595       7,420      10,581       8,410      12,201
Non-interest income                   21,533      25,999      33,806      30,646      28,485
Non-interest expense                  86,340      94,341     121,441     111,662     103,358
--------------------------------------------------------------------------------------------
Income before income taxes            45,363      40,472      16,601      25,683      22,504
Provision for income taxes            13,979      12,810       4,507       9,642       7,742
--------------------------------------------------------------------------------------------
Net income                        $   31,384  $   27,662  $   12,094  $   16,041  $   14,762
============================================================================================

Per share:
     Net income                   $     3.18  $     2.79  $     1.22  $     1.66  $     1.54
     Dividends declared                  .77         .64         .57         .51         .44
     Book value at December 31         22.87       20.67       19.03       18.18       17.12
Average common shares outstanding      9,877       9,916       9,884       9,678       9,587
Shares outstanding at December 31      9,793       9,901       9,914       9,772       9,494


At December 31
Cash and cash equivalents         $  182,133  $  180,957  $  157,750  $  198,011  $  183,296
Investment securities and
  money market assets                862,762     826,896     807,490     654,883     599,187
Loans, net                         1,353,732   1,354,539   1,368,923   1,424,436   1,494,766
Other assets                          92,317      95,035      94,685      99,385      89,456
--------------------------------------------------------------------------------------------
Total assets                      $2,490,944  $2,457,427  $2,428,848  $2,376,715  $2,366,705
============================================================================================

Non-interest bearing deposits     $  497,489  $  472,301  $  462,636  $  397,185  $  357,295
Interest bearing deposits          1,552,032   1,599,391   1,647,395   1,744,900   1,788,136
Other liabilities                    217,486     181,074     130,173      56,990      58,691
Shareholders' equity                 223,937     204,661     188,644     177,640     162,583
--------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity           $2,490,944  $2,457,427  $2,428,848  $2,376,715  $2,366,705
============================================================================================

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.
**   Fully taxable equivalent

Financial Summary
Continued

(In thousands,
except per share data)                  1995        1994*       1993*       1992*       1991*
--------------------------------------------------------------------------------------------
Financial Ratios

For the year:

     Return on assets                   1.30%       1.13%        .51%        .68%        .64%
     Return on equity                  14.61       14.13        6.73        9.49        9.33
     Net interest margin (FTE)**        5.56        5.45        5.50        5.51        5.34
     Net loan losses to average loans    .33         .37         .65         .50         .44

At December 31:

     Equity to assets                   8.99        8.33        7.77        7.47        6.87
     Total capital to
      risk-adjusted assets             15.18       15.01       14.13       12.25       11.12
     Loan loss reserve to loans         2.42        2.34        2.15        2.03        1.85

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.
**   Fully taxable equivalent


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation (the "Company") that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 40 through 69, as well as with the other information presented throughout the report.

     All financial information has been restated on an historical basis to reflect the PV Financial acquisition on January 31, 1995, the CapitolBank Sacramento acquisition on June 6, 1995, and the North Bay Bancorp acquisition on July 17, 1995, (the "Mergers") using the pooling-of-interests method of accounting.

     The Company achieved record earnings of $31.4 million in 1995, representing a 13 percent increase from the $27.7 million earned in 1994 and 160 percent higher than 1993 earnings of $12.1 million. The reduced level of earnings in 1993 was mostly due to $10.5 million in after-tax charges resulting from the April 15, 1993 merger with Napa Valley Bancorp that were taken in the form of asset write-downs, a special loan loss provision and other merger-related charges.

Components of Net Income
(Percent of average earning assets)        1995       1994       1993
---------------------------------------------------------------------
Net interest income*                       5.56%      5.45%      5.50%
Provision for loan losses                  (.25)      (.33)      (.49)
Non-interest income                         .98       1.17       1.58
Non-interest expense                      (3.92)     (4.23)     (5.67)
Taxes*                                     (.94)      (.82)      (.35)
---------------------------------------------------------------------
     Net income                            1.43%      1.24%       .57%
=====================================================================
Net income as a percentage of
     average total assets                  1.30%      1.13%       .51%

* Fully taxable equivalent (FTE)

     On a per share basis, 1995 net income was $3.18, compared to $2.79 and $1.22 in 1994 and 1993, respectively. During 1995, the Company benefited from increases in earning assets yields and continuing expense controls which were partially offset by increases in cost of funds and declines in non-interest income. Earnings in 1994 were favorably affected compared to 1993 by reductions in cost of funds and expense controls which were partially offset by declines in non-interest income.

     The Company's return on average total assets was 1.30 percent in 1995, compared to 1.13 percent and .51 percent in 1994 and 1993, respectively. Return on average equity in 1995 was 14.61 percent, compared to 14.13 percent and 6.73 percent, respectively, in the two previous years.


Net Interest Income

     The Company was able to increase net interest income levels from 1994, due to increases in earning assets yields that more than offset the lower level of average earning assets and a more unfavorable composition of deposits. Comparing 1994 to 1993, due to increases in the average earning assets, including increases in the tax-free investment securities portfolio which resulted in a higher fully taxable equivalent adjustment, and a more favorable composition of deposits, the Company was able to generate higher net interest income on a fully taxable equivalent basis.

Components of Net Interest Income
(In millions)                      1995       1994       1993
-------------------------------------------------------------
Interest income               $   174.4   $  166.1   $  166.0
Interest expense                  (58.6)     (49.9)     (51.1)
FTE adjustment                      6.5        5.4        2.8
-------------------------------------------------------------
  Net interest income (FTE)   $   122.3   $  121.6   $  117.7
=============================================================
Average earning assets        $ 2,200.9   $2,232.6   $2,146.0
Net interest margin (FTE)          5.56%      5.45%      5.50%

     Net interest income (FTE) in 1995 increased $700,000 from 1994 to $122.3 million. Interest income increased $8.3 million from 1994, the combined effect of a 53 basis point increase in earning-asset yields partially offset by a $29.2 million decrease in average balances. The effect was offset by an $8.7 million increase in interest expense, the result of an increase of 62 basis points in rates paid combined with a $69.2 million decrease in the average balance of interest-bearing liabilities. In addition, the FTE adjustment increased $1.1 million due to increases in tax-free earning assets. Comparing 1994 to 1993, net interest income increased $3.9 million. A decrease in interest expense of $1.2 million and a $2.6 million increase in the fully taxable equivalent adjustment due to increases in the tax-free investment securities portfolio account for the majority of the variance.

Summary of Average Balances, Yields/Rates and Interest Differential

     The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities.

     Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate. Amortized loan fees, which are included in interest and fee income on loans were $1.3 million lower in 1995 than in 1994 and $1.8 million lower in 1994 than in 1993.

Distribution of Average Assets, Liabilities and Shareholders' Equity Yields/Rates and Interest Margin

(Dollars in thousands)                                 Full Year 1995
--------------------------------------------------------------------------
                                                          Interest   Rates
                                                 Average   income/ earned/
                                                  balance  expense    paid
--------------------------------------------------------------------------
Assets
Money market assets and funds sold             $    4,886 $    276    5.65 %
Trading account securities                             11        1    6.35
Investment securities                             826,329   51,289    6.21

Loans:
  Commercial                                      806,103   79,010    9.80
  Real estate construction                         62,562    7,178   11.47
  Real estate residential                         213,967   15,919    7.44
  Consumer                                        287,032   27,249    9.49
------------------------------------------------------------------
Earning assets                                  2,200,890  180,922    8.22

Other assets                                      215,973
---------------------------------------------------------
    Total assets                               $2,416,863
=========================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $  451,560
  Savings and interest-bearing
    transaction                                 1,087,169   24,519    2.26 %
  Time less than $100,000                         305,507   15,066    4.93
  Time $100,000 or more                           166,241    8,895    5.35
------------------------------------------------------------------
    Total interest-bearing deposits             1,558,917   48,480    3.11
Funds purchased                                   149,902    8,403    5.61
Notes and mortgages payable                        22,667    1,729    7.63
------------------------------------------------------------------
  Total interest-bearing liabilities            1,731,486   58,612    3.39
Other liabilities                                  18,961
Shareholders' equity                              214,856
---------------------------------------------------------
  Total liabilities and shareholders' equity   $2,416,863
=========================================================
Net interest spread (1)                                               4.83 %
Net interest income and interest margin (2)               $122,310    5.56 %
==========================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Average Assets, Liabilities and Shareholders' Equity Yields/Rates and Interest Margin

(Dollars in thousands)                                Full Year 1994
---------------------------------------------------------------------------
                                                          Interest   Rates
                                                 Average   income/ earned/
                                                  balance  expense    paid
--------------------------------------------------------------------------
Assets
Money market assets and funds sold             $   35,514 $  1,367    3.85 %
Trading account securities                             37        2    4.24
Investment securities                             831,478   49,272    5.93

Loans:
  Commercial                                      798,894   72,894    9.12
  Real estate construction                         76,875    7,695   10.01
  Real estate residential                         197,675   14,236    7.20
  Consumer                                        292,080   25,959    8.89
------------------------------------------------------------------
Earning assets                                  2,232,553  171,425    7.68

Other assets                                      221,555
---------------------------------------------------------
    Total assets                               $2,454,108
=========================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $  439,881 $     --      -- %
  Savings and interest-bearing
    transaction                                 1,166,249   23,672    2.03
  Time less than $100,000                         320,915   12,533    3.91
  Time $100,000 or more                           153,504    5,762    3.75
------------------------------------------------------------------
    Total interest-bearing deposits             1,640,668   41,967    2.56
Funds purchased                                   130,299    5,281    4.05
Notes and mortgages payable                        29,690    2,612    8.80
------------------------------------------------------------------
  Total interest-bearing liabilities            1,800,657   49,860    2.77
Other liabilities                                  17,780
Shareholders' equity                              195,790
---------------------------------------------------------
  Total liabilities and shareholders' equity   $2,454,108
=========================================================
Net interest spread (1)                                               4.91 %
Net interest income and interest margin (2)               $121,565    5.45 %
==========================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Average Assets, Liabilities and Shareholders' Equity Yields/Rates and Interest Margin

(Dollars in thousands)                                Full Year 1993
---------------------------------------------------------------------------
                                                          Interest   Rates
                                                 Average   income/ earned/
                                                  balance  expense    paid
--------------------------------------------------------------------------
Assets
Money market assets and funds sold             $   36,348 $  1,159    3.19 %
Trading account securities                            183        6    3.14
Investment securities                             698,961   43,328    6.20

Loans:
  Commercial                                      807,878   71,201    8.81
  Real estate construction                         87,080    7,854    9.02
  Real estate residential                         196,346   16,039    8.17
  Consumer                                        319,182   29,226    9.16
------------------------------------------------------------------
Earning assets                                  2,145,978  168,813    7.87

Other assets                                      231,498
---------------------------------------------------------
    Total assets                               $2,377,476
=========================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $  405,200 $     --      -- %
  Savings and interest-bearing
    transaction                                 1,121,004   24,130    2.15
  Time less than $100,000                         382,608   15,852    4.14
  Time $100,000 or more                           194,072    7,141    3.68
------------------------------------------------------------------
    Total interest-bearing deposits             1,697,684   47,123    2.78
Funds purchased                                    60,136    2,018    3.36
Notes and mortgages payable                        17,986    2,017   11.21
------------------------------------------------------------------
  Total interest-bearing liabilities            1,775,806   51,158    2.88
Other liabilities                                  16,757
Shareholders' equity                              179,713
---------------------------------------------------------
  Total liabilities and shareholders' equity   $2,377,476
=========================================================
Net interest spread (1)                                               4.99 %
Net interest income and interest margin (2)               $117,655    5.50 %
===========================================================================

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

                                               For the years
(In thousands)                               ended December 31,
-------------------------------------------------------------------
                                          1995 compared with 1994
                                        ---------------------------
                                        Volume       Rate    Total
------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold          $(2,386)    $1,295  $(1,091)
  Trading account securities                (3)         2       (1)
  Investment securities                   (303)     2,320    2,017

  Loans:
    Commercial                             663      5,453    6,116
    Real estate construction            (2,407)     1,890     (517)
    Real estate residential              1,201        482    1,683
    Consumer                              (438)     1,728    1,290
------------------------------------------------------------------
      Total loans                         (981)     9,553    8,572
------------------------------------------------------------------
Total increase (decrease) in
      interest and fee income           (3,673)    13,170    9,497
------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing            (1,326)     2,173      847
    Time less than $ 100,000              (566)     3,099    2,533
    Time $ 100,000 or more                 511      2,622    3,133
------------------------------------------------------------------
  Total interest-bearing                (1,381)     7,894    6,513
  Funds purchased                          880      2,242    3,122
  Notes and mortgages payable             (565)      (318)    (883)
------------------------------------------------------------------
    Total increase (decrease) in
         interest expense               (1,066)     9,818    8,752
------------------------------------------------------------------
   Increase (decrease) in
      net interest income              $(2,607)    $3,352   $  745
==================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

                                               For the years
(In thousands)                               ended December 31,
------------------------------------------------------------------
                                         1994 compared with 1993
                                       ---------------------------
                                        Volume       Rate    Total
------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold           $  (26)    $  234   $  208
  Trading account securities                (7)         3       (4)
  Investment securities                  7,743     (1,799)   5,944

  Loans:
    Commercial                            (779)     2,472    1,693
    Real estate construction            (2,539)     2,380     (159)
    Real estate residential                109     (1,912)  (1,803)
    Consumer                            (2,427)      (840)  (3,267)
------------------------------------------------------------------
      Total loans                       (5,636)     2,100   (3,536)
------------------------------------------------------------------
Total increase (decrease) in
      interest and fee income            2,074       (538)   2,612
------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing             1,108     (1,566)    (458)
    Time less than $ 100,000            (2,448)      (871)  (3,319)
    Time $ 100,000 or more              (1,526)       147   (1,379)
------------------------------------------------------------------
  Total interest-bearing                (2,866)    (2,290)  (5,156)
  Funds purchased                        2,770        493    3,263
  Notes and mortgages payable              890       (295)     595
------------------------------------------------------------------
    Total increase (decrease) in
         interest expense                  794     (2,092)  (1,298)
------------------------------------------------------------------
   Increase in net
      interest income                   $1,280     $2,630   $3,910
==================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

     The level of the provision for loan losses reflects the Company's continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The provision for loan losses was $5.6 million for 1995, compared to $7.4 million in 1994 and $10.6 million in 1993. The reduction in the provision in 1995 was due to improved asset quality. The 1993 provision included a $3.1 million merger-related provision, reflecting an aggressive workout strategy for loans and properties acquired in the Napa Valley Bancorp merger. For further information regarding net credit losses and the reserve for loan losses, see the "Reserve for Loan Losses" section of this report.

Investment Portfolio

     The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian. In November 1995, the Financial Accounting Standards Board issued a special report, "A Guide to Implementation to Statement No. 115, on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" (the "Special Report"). The Special Report allowed companies to reassess the appropriateness of the classifications of all securities and account for any reclassification at fair value. The Company adopted the reclassification provision stated in the Special Report prior to December 31, 1995 and transferred $329.4 million of securities held to maturity into available for sale. The unrealized pretax gain upon transfer was $1.1 million as of December 31, 1995.

     The objective of the investment securities held to maturity is to strengthen the portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 64 months at December 31, 1995 and, on the same date, those investments included $241.2 million in fixed rate and $1.0 million in adjustable rate securities.

     Investment securities available for sale are generally used to supplement the Banks' liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1995, the Banks held $620.3 million classified as investments available for sale. At December 31, 1995, a net unrealized gain of $1.7 million, related to these securities was held in stockholders' equity.

     The Company had no trading securities at December 31, 1995.

     For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements found on pages 47 and 50.

The following table shows the amortized cost of the Company's investment securities as of the dates indicated:


(In thousands)                                  1995      1994      1993
------------------------------------------------------------------------

U.S. Treasury                               $240,832  $279,014  $286,300
U.S. Government agencies and corporations    248,964   275,221   269,004
States and political subdivisions            228,068   198,135   128,758
Asset backed securities                       83,636    37,162    65,433
Other securities                              58,079    40,785    45,701
------------------------------------------------------------------------
  Total                                     $859,579  $830,317  $795,196
========================================================================

     The following table is a summary of the relative maturities and yields of the Company's investment securities as of December 31, 1995. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

                                           Held to Maturity
-----------------------------------------------------------------------------------------
                      Within    After One  After Five
                         One   But Within  But Within   After Ten   Mortgage
(Dollars in thousands)  Year   Five Years   Ten Years       Years     Backed        Total
-----------------------------------------------------------------------------------------
U.S. Treasury          $   --      $   --     $    --     $    --     $    --    $     --
    Interest rate         --%         --%         --%         --%         --%         --%

U.S. Government agencies
  and corporations         --          --          --          --          --          --
    Interest rate         --%         --%         --%         --%         --%         --%

States and political
  subdivisions            997       4,020      47,286      57,451          --     109,754
    Interest rate       7.97%      10.81%       8.11%       8.31%         --%       8.31%

Asset backed               --       3,264          --          --          --       3,264
    Interest rate         --%       5.53%         --%         --%         --%       5.53%

Other securities        1,896          --          --       2,198          --       4,094
    Interest rate       6.70%         --%         --%       6.00%         --%       6.32%
-----------------------------------------------------------------------------------------
  Subtotal             $2,893      $7,284     $47,286     $59,649    $     --    $117,112
     Interest rate      7.14%       8.44%       8.11%       8.23%         --%       8.16%
Mortgage backed            --          --          --          --     125,063     125,063
    Interest rate         --%         --%         --%         --%       5.20%       5.20%
-----------------------------------------------------------------------------------------
   Total               $2,893      $7,284     $47,286     $59,649    $125,063    $242,175
     Interest rate      7.14%       8.44%       8.11%       8.23%       5.20%       6.63%
=========================================================================================

                                           Available for Sale
----------------------------------------------------------------------------------------
                      Within    After One  After Five
                         One   But Within  But Within   After Ten   Mortgage
(Dollars in thousands)  Year   Five Years   Ten Years       Years     Backed       Total
----------------------------------------------------------------------------------------
U.S. Treasury        $121,547    $119,284     $    --     $    --     $    --    $240,831
    Interest rate       5.80%       5.27%         --%         --%         --%       5.54%

U.S. Government agencies
  and corporations     13,000      20,349          --          --          --      33,349
    Interest rate       4.93%       5.82%         --%         --%         --%       5.47%

States and political
  subdivisions          8,452      24,038      26,205      59,618          --     118,313
    Interest rate       7.98%       9.36%       7.85%       8.17%         --%       8.32%

Asset backed               --      33,879      46,493          --          --      80,372
    Interest rate         --%       5.60%       6.09%         --%         --%       5.88%

Other securities        1,010      47,470          --       5,505          --      53,985
    Interest rate       7.00%       6.26%         --%      10.22%         --%       6.68%
-----------------------------------------------------------------------------------------
  Subtotal           $144,009    $245,020     $72,698     $65,124         $--    $526,850
     Interest rate      5.86%       5.95%       6.72%       8.34%         --%       6.33%
Mortgage backed            --          --          --          --      90,554      90,554
    Interest rate         --%         --%         --%         --%       6.10%       6.10%
-----------------------------------------------------------------------------------------
   Total             $144,009    $245,020     $72,698     $65,124     $90,553    $617,404
     Interest rate      5.86%       5.95%       6.72%       8.34%       6.10%       6.30%
=========================================================================================

Loan Portfolio

     The following table shows the composition of loans of the Company by type of loan or type of borrower, on the dates indicated.

Composition of the Loan Portfolio

(In thousands)                  1995          1994          1993          1992          1991
--------------------------------------------------------------------------------------------
Commercial and commercial
  real estate             $  816,422    $  813,589    $  812,630    $  820,666   $   844,870
Real estate construction      54,181        73,492        76,330        99,924       131,450
Real estate residential      237,535       207,477       206,264       201,080       181,216
Consumer                     291,350       308,812       319,545       350,919       384,642
Unearned income              (12,248)      (16,381)      (15,801)      (18,899)      (19,301)
--------------------------------------------------------------------------------------------
Gross loans               $1,387,240    $1,386,989    $1,398,968    $1,453,690    $1,522,877
Reserve for loan losses      (33,508)      (32,450)      (30,045)      (29,254)      (28,111)
--------------------------------------------------------------------------------------------
Net loans                 $1,353,732    $1,354,539    $1,368,923     $1,424,436   $1,494,766
============================================================================================

Maturities and Sensitivity of Selected Loans to Changes in Interest Rates

     The following table shows the maturity distribution and interest rate sensitivity of Commercial and Real estate construction loans at December 31, 1995.*

                                       Within      One to       After
                                     one year  five years  five years        Total
----------------------------------------------------------------------------------
Commercial and Commercial
  real estate**                      $540,942    $132,501    $142,979     $816,422
Real estate construction               52,445       1,736          --       54,181
----------------------------------------------------------------------------------
    Total                            $593,387    $134,237    $142,979     $870,603
==================================================================================
Loans with fixed interest rates      $ 31,065    $134,237    $142,979     $308,281
Loans with floating interest rates    562,322          --          --      562,322
----------------------------------------------------------------------------------
    Total                            $593,387    $134,237    $142,979     $870,603
==================================================================================

* Excludes loans to individuals and residential mortgages totaling $516.6 million. These types of loans are typically paid in monthly installments over a number of years.

** Incudes demand loans

Commitments and Lines of Credit

     It is not the policy of the Company to issue formal commitments on lines of credit except to a limited number of well established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of Letters of Credit to facilitate the customer's particular business transaction. Commitment fees generally are not charged except where Letters of Credit are involved. Commitments and lines of credit typically mature within one year. See also Note 12 of the consolidated notes to the financial statements found on page 61.

Asset Quality

     The Company closely monitors the markets in which it conducts its lending operations. The Company continues its strategy to control its exposure to loans with higher credit risk and increase diversification of earning assets into less risky investments. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all non-performing assets and potential problem loans, and receive an elevated level of attention to ensure collection.

The following is a summary of classified assets on the dates indicated:

(In millions)
At December 31,                  1995             1994
------------------------------------------------------
Classified loans                $44.9            $49.7
Other classified assets           5.1              8.0
------------------------------------------------------
Total classified assets         $50.0            $57.7
======================================================

     Classified loans at December 31, 1995 decreased $4.8 million or 10 percent to $44.9 million from December 31, 1994, reflecting improvements in the borrowers' financial condition and satisfaction of debt. The improvement is primarily due to the repayment of classified loans with real estate collateral. Other classified assets, which decreased $2.9 million from the prior year, were due to sales and write-downs of properties classified as other real estate owned.

Non-Performing Assets

     Non-performing assets include non-accrual loans, loans 90 or more days past due and still accruing and other real estate owned. Loans are placed on non- accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. Generally, loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as "performing non-accrual" and are included in total non-performing assets. Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any additional payments received after that point are recorded as interest income on a cash basis.

Non-performing assets
(in millions)                           1995     1994     1993     1992     1991
--------------------------------------------------------------------------------
Performing non-accrual loans           $ 2.4    $ 2.0    $ 1.9    $ 1.2    $ 2.2
Non-performing non-accrual loans         7.5      8.3     13.9     36.2     50.1
--------------------------------------------------------------------------------
  Total non-accrual loans                9.9     10.3     15.8     37.4     52.3
Loans 90 or more days past due
  and still accruing                      .3      1.8      1.7       .6      1.6
--------------------------------------------------------------------------------
  Total non-performing loans            10.2     12.1     17.5     38.0     53.9
Other real estate owned                  5.1      8.0     14.0     18.6      5.8
--------------------------------------------------------------------------------
    Total non-performing assets        $15.3    $20.1    $31.5    $56.6    $59.7
================================================================================
Reserve for loan losses as a percentage of
    non-performing loans                 329%     268%     172%      77%      52%


     Performing non-accrual loans increased $400,000 to $2.4 million at December 31, 1995 while non-performing non-accrual loans decreased $800,000 to $7.5 million at December 31, 1995, due to loan collections, write-downs and payoffs.

     The declining other real estate balance during 1995 and 1994 was due to asset write-downs and liquidations. The overall credit quality of the loan portfolio has improved, resulting in an increase in the ratio of loan loss reserve as a percentage of total non-accrual loans and loans 90 or more days past due and still accruing. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The amount of gross interest income that would have been recorded for non-accrual loans if all such loans had been current in accordance with their original terms was $817,000, $1.2 million and $1.4 million in 1995, 1994 and 1993, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made in 1995, 1994 and 1993 was $237,000, $413,000 and $372,000, respectively. Cash payments received which were applied against the book balance of performing and non-performing non-accrual loans were immaterial for all three years.

Summary of Non-Accrual Loans

(In thousands)
--------------------------------------------------------------------------------
December 31,                            1995     1994     1993     1992     1991
--------------------------------------------------------------------------------
Performing non-accrual loans          $2,464  $ 1,943  $ 1,927  $ 1,199  $ 2,227
Non-performing non-accrual loans       7,486    8,347   13,852   36,182   50,074
--------------------------------------------------------------------------------
  Total non-accrual loans              9,950   10,290   15,779   37,381   52,301
--------------------------------------------------------------------------------
Performing non-accrual loans
  Commercial                           1,367    1,761    1,198    1,125    2,227
  Real estate construction             1,097      156      729       --       --
  Real estate residential                 --       --       --       74       --
  Consumer                                --       26       --       --       --
--------------------------------------------------------------------------------
    Total performing
       non-accrual loans               2,464    1,943    1,927    1,199    2,227
--------------------------------------------------------------------------------
Non-performing non-accrual loans
  Commercial                           3,641    4,201    9,143   22,671   25,237
  Real estate construction             2,927    2,229    3,887    1,078   22,032
  Real estate residential                645    1,774      197    2,142    2,491
  Consumer                               272      143      625      291      314
--------------------------------------------------------------------------------
    Total non-performing
       non-accrual loans               7,486    8,347   13,852   36,182   50,074
--------------------------------------------------------------------------------
    Total non-accrual loans           $9,950  $10,290  $15,779  $37,381  $52,301
================================================================================


     It is the position of the Company that, even though the strategy to improve credit quality is reflected in the declining balances of non-performing assets during the past five years, the increased levels of the loan loss reserve is adequate to provide for losses that can be estimated based on anticipated specific and general conditions as determined by Management. These include credit loss experience, the amount of past due and non-performing loans, recommendations of regulatory authorities and prevailing economic conditions. The reserve is allocated to segments of the loan portfolio based in part on a quantitative analysis of historical credit loss experience. Criticized and classified loans balances are analyzed using a linear regression model or standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and homogeneous nature, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on those loans are delinquent. While these factors are essentially judgemental and may not be reduced to a mathematical formula, management considers the reserve for loan losses, for the periods presented, to be adequate as a reserve against inherent losses. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future reserve levels.

     The following table summarizes the loan loss experience of the Company for the periods indicated:

Loan Loss Experience
(In thousands)
--------------------------------------------------------------------------------------------
December 31,                        1995         1994         1993         1992         1991
--------------------------------------------------------------------------------------------
Total loans outstanding       $1,387,240   $1,386,989   $1,398,968   $1,453,690   $1,522,877
Average loans outstanding
during the period              1,369,663    1,363,109    1,410,485    1,471,777    1,536,926


Analysis of the reserve:
 Balance, beginning of period    $32,450      $30,045      $29,254      $28,111      $22,592
  Credit losses:
    Commercial                    (3,033)      (4,004)      (6,469)      (5,286)      (6,118)
    Real estate construction      (1,292)        (750)      (2,274)      (1,657)         (50)
    Real estate residential         (167)          --         (114)         (80)          --
    Consumer                      (2,278)      (2,663)      (2,657)      (3,178)      (4,336)
--------------------------------------------------------------------------------------------
     Total                        (6,770)      (7,417)     (11,514)     (10,201)     (10,504)

  Credit loss recoveries:
    Commercial                     1,117        1,088        1,193        1,360        1,118
    Real estate construction           3           65           --           --           --
    Real estate residential           --           --            5           18           --
    Consumer                       1,113        1,249        1,210        1,556        2,704
--------------------------------------------------------------------------------------------
     Total                         2,233        2,402        2,408        2,934        3,822
--------------------------------------------------------------------------------------------
     Net credit losses            (4,537)      (5,015)      (9,106)      (7,267)      (6,682)
--------------------------------------------------------------------------------------------
     Sale of Sonoma Valley Bank       --           --         (684)          --           --
   Additions to the reserve charged
     to operating expense          5,595        7,420       10,581        8,410       12,201
--------------------------------------------------------------------------------------------
  Balance, end of period         $33,508      $32,450      $30,045      $29,254      $28,111
============================================================================================

Net credit losses to average loans   .33%         .37%         .65%         .49%         .43%

Reserve for loans losses as a
  percentage of loans outstanding   2.42%        2.34%        2.15%        2.01%        1.85%


The following table present the allocation of the loan loss reserve balance on the dates indicated:

Allocation of the Loan Loss Reserve

(Dollars in thousands)

----------------------------------------------------------------------------
At December 31,                      1995                      1994
------------------------------------------------     -----------------------
                          Allocation    Loans as     Allocation     Loans as
                                  of  Percent of             of   Percent of
Type of loan                 Reserve       Total        Reserve        Total
------------                 Balance       Loans        Balance        Loans
                             -------     -------        -------      -------
Commercial                   $13,519        58.9%       $11,596       58.6%
Real estate construction       3,586         3.9          2,108        5.3
Real estate residential           57        17.1             47       15.0
Consumer                       3,588        20.1          3,765       21.1
Unallocated portion
 of the reserve               12,758                     14,934
                             -------     -------        -------    -------
Total                        $33,508       100.0%       $32,450      100.0%
                             =======     =======        =======    =======

At December 31,                      1993                      1992
-------------------------------------------------     ---------------------
                           Allocation    Loans as     Allocation   Loans as
                                   of  Percent of             of Percent of
Type of loan                  Reserve       Total        Reserve      Total
------------                  Balance       Loans        Balance      Loans
                              -------     -------       -------    -------
Commercial                   $15,454        58.1%       $16,610       56.5%
Real estate construction       2,592         5.5            964        6.9
Real estate residential           85        14.7            545       13.8
Consumer                       3,921        21.7          3,872       22.8
Unallocated portion
 of the reserve                7,993                      7,263
--------------------------------------------------------------------------
Total                        $30,045       100.0%       $29,254      100.0%
==========================================================================

At December 31,                                  1991
--------------------------------------------------------------
                                     Allocation       Loans as
                                             of     Percent of
Type of loan                            Reserve          Total
------------                            Balance          Loans
                                        -------        -------
Commercial                              $11,041           55.5%
Real estate construction                  2,390            8.6
Real estate residential                      50           11.9
Consumer                                  2,363           24.0
Unallocated portion of the reserve       12,267
--------------------------------------------------------------
Total                                   $28,111          100.0%
==============================================================

     The increase in the allocation to commercial loans from December 1994 to December 1995 is primarily due to the inclusion of reserves allocated to certain loans acquired through the 1995 mergers. The reduced allocation to commercial loans during prior years is primarily due to fluctuations in the balance of criticized loans. The increased allocation to construction loans in attributable to increases in criticized loans due to the recessionary environment and the level of credit loss recoveries. The unallocated component includes Management's judgemental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors.

     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114 a loan is considered impaired when, based on current information and events, it is "probable" that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loans or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114, as amended by SFAS 118, does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Company generally identifies loans to be reported as impaired when such loans are in non-accrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan.

     In measuring impairment for the purpose of establishing specific loan loss reserves, the Company reviews all impaired commercial and construction loans classified "Substandard" and "Doubtful" that meet materiality thresholds of $250,000 and $100,000, respectively. The Company considers classified loans below the established thresholds to represent immaterial loss risk. All "Loss" classified loans are fully reserved under the Company's standard loan loss reserve methodology and subsequently charged-off. Commercial and construction loans that are not classified, and large groups of smaller balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company's standard loan loss reserve methodology and are, therefore, excluded from the specific evaluation using SFAS 114.

The following summarizes the Company's impaired loans at December 31, 1995:

                                  Troubled            Total
               Non-accrual            Debt         Impaired     Specific
(In thousands)      Loans   Restructurings   Other    Loans     Reserves
------------------------------------------------------------------------
                   $9,950            $--      $251  $10,201        $850

     The average balances of the Company's impaired loans for the year ended December 31, 1995 were $10.3 million.

Asset and Liability Management

     The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk. In evaluating the exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including interest rate swaps, utilized to hedge the impact of interest rate fluctuations on interest-bearing assets and liabilities in the current interest rate environment. Interest rate swaps are agreements to exchange interest payments computed on notional amounts, which are used as a basis for the calculations only and do not represent exposure to risk for the Company. The risk to the Company is associated with fluctuations of interest rates and with the counterparty's ability to meet its interest payment obligations. The Company minimizes this credit risk by entering into contracts with well-capitalized money-center banks and by requiring settlement of only the net difference between the exchanged interest payments. During 1994, the Company was a party in four interest rate swaps, with notional amounts totaling $110.0 million. In August 1995, the last two of these contracts, with notional amounts totaling $60.0 million, expired. The Company paid a variable rate based on three-month LIBOR and received an average fixed rate of 4.11 percent. The other two swaps, with notional amounts totaling $50.0 million, expired in November and December 1994. The effect of entering into these contracts resulted in reductions of net interest income of $763,000 and $604,000 in 1995 and 1994, respectively.

      The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than ten percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at December 31, 1995 did not expose the Company to an unacceptable level of interest rate risk.

Interest Rate Sensitivity Analysis
                                                      At December 31, 1995
                           -------------------------------------------------------------------
                           Repricing within:
                           -----------------
                              0-30     31-90     91-180   180-365   Over One    Non-
(In millions)                 Days      Days      Days      Days      Year   Repricing   Total
-----------------------------------------------------------------------------------------------
Assets
  Investment securities       $   21     $  32     $  68     $ 138    $  604     $  --    $  863
  Loans                          686        42        62        66       531        --     1,387
  Other assets                    --        --        --        --        --       241       241
------------------------------------------------------------------------------------------------
    Total assets              $  707     $  74     $ 130     $ 204    $1,135     $ 241    $2,491
================================================================================================
Liabilities
  Non-interest bearing        $   --     $  --     $  --     $  --    $   --     $ 497    $  497
  Interest bearing:
    Transaction                  356        --        --        --        --        --       356
    Money market savings         477        --        --        --        --        --       477
    Passbook savings             240        --        --        --        --        --       240
    Time                         104       111       105        75        84        --       479
Short-term borrowings            176        --        --        --        --        --       176
Long-term debt                    --        --        --        --        20        --        20
Other liabilities                 --        --        --        --        --        22        22
Shareholders' equity              --        --        --        --        --       224       224
------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity    $1,353     $ 111     $ 105     $  75    $  104     $ 743    $2,491
================================================================================================
Net assets (liabilities)
    subject to repricing      $ (646)    $ (37)    $  25     $ 129    $1,031     $(502)
--------------------------------------------------------------------------------------
Cumulative net assets
    (liabilities) subject
    to repricing              $ (646)    $(683)    $(658)    $(529)   $  502     $  --
======================================================================================

     The repricing terms of the table above do not represent contractual principal maturity but rather principal cash flows available for repricing. The interest rate sensitivity report shown above categorize interest-bearing transaction deposits and savings deposits as repricing within 30 days. However, it is the experience of Management that the historical interest rate volatility of these interest-bearing transaction and savings deposits can be similar to liabilities with longer repricing dates, depending on market conditions. Moreover, the degree to which these interest-bearing transaction and savings deposits respond to changes in money market rates usually is less than the response of interest rate sensitive loans. These factors cause the cumulative net liability position shown above to indicate a much greater degree of liability sensitivity than Management believes really exists based on the additional analysis previously discussed.

Liquidity

     The principal sources of asset liquidity are marketable investment and money market securities available for sale.

     At December 31, 1995, investment securities available for sale totaled $620.3 million. This represents an increase of $432.2 million from December 31, 1994. The increase from prior year is, in large part, the result of a one-time reclassification, at December 31, 1995, of $329.4 million of securities held to maturity to available for sale, that will provide greater flexibility for managing the securities portfolio. (See Note 2 to the consolidated financial statements regarding this one-time reclassification.) In addition, and as in previous years, growth in deposits and purchased funds exceeded loan growth, resulting in an increase in the overall size of the securities portfolio.

     The Company generates significant liquidity from its operating activities. The Company's profitability in 1995, 1994 and 1993 generated substantial cash flows provided from operations of $40.1 million, $64.7 million and $27.8 million, respectively.

     Additional cash flow may be provided by financing activities, primarily the acceptance of customer deposits and short-term borrowings from banks. Deposit balances declined $22.2 million, $38.3 million and $32.1 million during 1995, 1994 and 1993, respectively. The decline in 1993 included the effect of the sale of Sonoma Valley Bank. During 1994, the Company paid off $10.8 million of its high-rate long-term debt. To compensate for decreases in deposits and long-term debt, the Company increased its short-term borrowings, which grew $40.2 million, $59.1 million and $57.2 million in 1995, 1994 and 1993, respectively. In addition, in December 1993, Westamerica Bank issued a ten-year, $20.0 million subordinated capital note that qualified as Tier II Capital, to be used as a source of working capital.

     The Company uses cash flow from operating and financing activities to make investments in loans, money market assets and investment securities. The Company's strategy to reduce its exposure to high-risk loans was partially offset by the risk level of loan portfolios acquired through the Mergers in 1995. The combination resulted in loan volume increases of $4.9 million and $19.6 million in 1995 and 1994, respectively. It is the intention of the Company to moderately increase loan volume without jeopardizing credit quality. The investment securities portfolio increased by $29.3 million and $27.4 million, in 1995 and 1994, respectively. The Company anticipates increasing its cash levels through the end of 1996 mainly due to increased profitability and retained earnings. For the same period, it is anticipated that the investment securities portfolio and demand for loans will moderately increase. The growth in deposit balances is expected to follow the anticipated growth in loan and investment balances through the end of 1996.

Capital Resources

     The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which increased $19.3 million or 9 percent from the previous year end and increased $35.3 million or 19 percent from December 31, 1993. The ratio of total risk-based capital to risk-adjusted assets increased to 15.18 percent at December 31, 1995, from
15.01 percent at December 31, 1994. Tier I risk-based capital to risk-adjusted assets increased to 12.77 percent at December 31, 1995, from
12.53 percent at year end 1994.

Capital to Risk-Adjusted Assets

                                                            Minimum
                                                         Regulatory
                                                            Capital
At December 31,                     1995      1994     Requirements
-------------------------------------------------------------------
Tier I Capital                     12.77%    12.53%            4.00%
Total Capital                      15.18     15.01             8.00
Leverage ratio                      9.12      8.37             4.00

     The risk-based capital ratios improved in 1995 due to a more rapid growth in equity than total assets, in conjunction with an increase in investment securities and a decrease in loan balances, which reduced the level of risk- adjusted assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of regulatory definitions of well capitalized . During 1995 and 1994, the Board of Directors of the Company authorized the repurchase and retirement of up to 313,450 shares of common stock from time to time, subject to appropriate regulatory and other accounting requirements. These purchases were made periodically in the open market and reduced the dilutive impact of issuing new shares to meet stock performance, option plans and other requirements.

     The Company also plans to issue a $22.5 million senior note in 1996. The proceeds of this note will be used primarily for working capital and for the Company's ongoing stock repurchase program.

     In fact, as of February 16, 1996, the Company issued $22.5 million of its 7.11 percent Senior Notes due February 1, 2006 pursuant to a note agreement dated as of February 1, 1996.

Financial Ratios

The following table shows key financial ratios for the periods indicated:

-------------------------------------------------------------------
For the Years Ended                       1995      1994       1993
-------------------------------------------------------------------
Return on average total assets            1.30%     1.13%       .51%
Return on average shareholders equity    14.61     14.13       6.73
Average shareholders' equity as a
  percent of:
      Average total assets                8.89      7.98       7.56
      Average total loans                15.69     14.36      12.79
      Average total deposits             10.69      9.41       8.55
      Dividend payout ratio              24%       23%        47%


Deposits

The following table sets forth, by time remaining to maturity, the Company's domestic time deposits in amounts of $100,000 or more.

(In thousands)
----------------------------------------------
December 31,                              1995
----------------------------------------------

Three months or less                  $109,112
Three to six months                     25,979
Six to 12 months                        21,858
Over twelve months                      12,801
----------------------------------------------
  Total                               $169,750
==============================================

Short Term Borrowings

The following table sets forth the short-term borrowings of the Company.

(In thousands)
------------------------------------------------------------------
December 31,                              1995      1994      1993
------------------------------------------------------------------

Federal funds purchased               $ 45,000  $  1,300   $25,000
Other borrowing funds:
  Retail repurchased agreements         91,622   114,340    35,450
  Other                                 39,000    19,786    15,847
------------------------------------------------------------------
Total other borrowing funds            130,622   134,126    51,297
------------------------------------------------------------------
    Total funds purchased             $175,622  $135,426   $76,297
==================================================================


Further detail of the other borrowed funds are:

(In thousands)
------------------------------------------------------------------
December 31,                              1995      1994      1993
------------------------------------------------------------------

Outstanding:
  Average for the year                $140,083   $122,236  $40,154
  Maximum during the year              154,022    173,201   74,818
Interest rates:
  Average for the year                    5.57%      4.09%    3.36%
  Average at period end                   5.31%      5.11%    3.20%

Non-Interest Income

Components of Non-Interest Income
--------------------------------------------------------------
(In millions)                       1995       1994       1993
--------------------------------------------------------------
Deposit account fees               $12.7      $12.9      $13.9
Credit card merchant fees            2.4        2.4        2.3
Mortgage banking income              1.5        4.3        8.1
Brokerage commissions                 .6         .7         .8
Trust fees                            .6         .8         .7
Net investment
 securities (loss) gain               --        (.1)        .4
 Sale of Sonoma Valley Bank           --         --         .7
Automobile receivable servicing       --         --        1.3
Other income                         3.7        5.0        5.6
--------------------------------------------------------------
     Total                         $21.5      $26.0      $33.8
==============================================================

     Non-interest income was $21.5 million in 1995, $4.5 million lower than 1994. Lower mortgage banking income, due to reduced refinancing volumes resulting in lower income from sale of loans, lower deposit account fees and lower trust fees, account for the majority of the variance. In 1994, non-interest income decreased $7.8 million from 1993 due to lower mortgage banking income, a deferred gain on an earlier sale of automobile receivables, gain on the sale of the Company's 50 percent interest in Sonoma Valley Bank, refunds from prior years' income tax returns and gain from the sale of credit card holders' portfolios acquired through the merger with Napa Valley Bancorp. In addition, lower service charges on deposit accounts and brokerage commissions were partially offset by higher merchant credit card and trust fees in 1994.

Non-Interest Expense

Components of Non-Interest Expense
-----------------------------------------------------------------
(In millions, except
full-time equivalent staff)            1995       1994       1993
-----------------------------------------------------------------
Salaries                              $32.6      $36.4     $ 40.4
Other personnel benefits                8.6        8.7        8.8
Occupancy                              10.7       10.6       11.8
Equipment                               6.3        6.1        7.5
Data processing                         4.2        4.5        4.3
Professional fees                       3.9        4.1        4.3
FDIC insurance assessment               2.4        4.7        5.0
Stationery and supplies                 1.6        1.7        2.4
Advertising and public relations        1.6        1.6        2.3
Loan expense                            1.1        3.0        5.7
Operational losses                      1.0        1.3        2.0
Insurance                               1.0         .9        1.2
Merchant credit card                     .8         .9        1.1
Other real estate owned                  .9         .6       11.6
Other expense                           9.6        9.2       13.0
-----------------------------------------------------------------
     Total                            $86.3      $94.3     $121.4
=================================================================

Components of Non-Interest Expense
Continued
-----------------------------------------------------------------
(In millions, except
full-time equivalent staff)            1995       1994       1993
-----------------------------------------------------------------

Average full-time equivalent staff      898      1,024      1,143
Average assets per full-time
     equivalent staff                $ 2.69     $ 2.40     $ 2.08

     Non-interest expense decreased $8.0 million or 8 percent in 1995 compared with 1994. Lower expenses in 1995 reflect the Company's improved efficiency and exercise of cost controls, plus the effect of consolidating operations after the Mergers. The combination of these effects is the main reason for the $3.9 million decrease in personnel related expenses, $1.9 million reduction in loan related expenses, and other reductions in most non-interest expense categories. In addition, a $2.3 million reduction in FDIC insurance expense resulting from reduced premiums, contributed to the overall year-to-year decreases in this category.

     Non-interest expense in 1994 was $27.1 million or 22 percent lower than 1993. This expense reduction is the direct result of efficiencies, streamlining and consolidations of operations achieved after the 1993 merger with Napa Valley Bancorp. These were the major reasons for the $4.1 million reduction in employee related expenses and decreases in almost all other non-interest expense categories. Further, 1993 included higher other real estate owned expense, including a $10.0 million write-down of assets acquired in the Napa Valley Bancorp merger to net realizable value, and chargeoffs of excess fixed assets, which were the main reasons for the 1994 expense reductions in equipment and occupancy of $1.4 million and $1.2 million, respectively.

     The ratio of average assets per full-time equivalent staff was $2.7 million in 1995 compared to $2.4 million and $2.1 million in 1994 and 1993, respectively. The Company's strategy to improve efficiency can be seen in the reduction of the average number of full-time equivalent staff from 1,143 in 1993 to 1,024 and 898 in 1994 and 1995, respectively.


Provision for Income Tax

     The provision for income tax increased by $1.2 million in 1995 mainly as a direct result of higher pretax income partially offset by an increase in tax- exempt interest income from municipal securities. The 1995 provision of $14.0 million reflects an effective tax rate of 31 percent compared to provisions of $12.8 million in 1994 and $4.5 million in 1993, reflecting effective tax rates of 32 percent and 27 percent, respectively.

ITEM 8.  Financial Statements and Supplementary Data

Index to Financial Statements
                                                                         Page
                                                                         ----

Consolidated Balance Sheets as of December 31, 1995 and 1994             40
Consolidated Statements of Income for the years ended
  December 31. 1995, 1994 and 1993                                       42
Consolidated Statements of Changes in Shareholders' Equity for
  the years ended December 31, 1995, 1994 and 1993                       44
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                       45
Notes to consolidated financial statements                               47
Management's Letter of Financial Responsibility                          70
Independent Auditors' Report                                             71

Westamerica Bancorporation
Consolidated Balance Sheets
(In thousands)
December 31,                                       1995               1994*
--------------------------------------------------------------------------
Assets
     Cash and cash equivalents (Note 15)     $  182,133          $ 180,957
     Money market assets                            250                250
     Trading account securities                      --                 --
     Investment securities available for sale;
       fair value (Note 2)                      620,337            188,187
     Investment securities held to maturity;
       market values of $244,303 in 1995
       and $608,146 in 1994 (Note 2)            242,175            638,459
     Loans, net of reserve for loan losses of
       $33,508 in 1995 and $32,450 in 1994
       (Notes 3, 4 and 14)                    1,353,732          1,354,539
     Other real estate owned                      5,103              8,023
     Premises and equipment,
       net (Notes 5 and 6)                       26,625             29,332
     Interest receivable and
      other assets (Note 8)                      60,589             57,680
--------------------------------------------------------------------------
     Total assets                            $2,490,944         $2,457,427
==========================================================================
Liabilities
     Deposits:
          Non-interest bearing               $  497,489         $  472,301
          Interest bearing:
               Transaction                      356,099            357,682
               Savings                          716,871            784,933
               Time (Notes 2 and 6)             479,062            456,776
     Total deposits                           2,049,521          2,071,692
     Funds purchased (Note 6)                   175,622            135,426
     Liability for interest, taxes,
      other expenses, minority interest
      and other (Note 8)                         21,864             20,124
     Notes and mortgages payable (Note 6)        20,000             25,524
--------------------------------------------------------------------------
     Total liabilities                        2,267,007          2,252,766
--------------------------------------------------------------------------
     Commitments and contingent
      liabilities (Notes 4, 11 and 12)               --                 --

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

See accompanying notes to consolidated financial statements.

Westamerica Bancorporation
Consolidated Balance Sheets
Continued
(In thousands)
December 31,                                       1995               1994*
--------------------------------------------------------------------------

Shareholders' Equity (Notes 7 and 15)
     Common stock (no par value)
          Authorized   50,000 shares
          Issued and outstanding
           9,793 shares in 1995 and
           9,901 shares in 1994                  94,786             93,629
     Unrealized gain (loss) on securities
      available for sale, net of taxes            1,691             (2,270)
     Retained earnings                          127,460            113,302
--------------------------------------------------------------------------
     Total shareholders' equity                 223,937            204,661
--------------------------------------------------------------------------
     Total liabilities and
       shareholders' equity                  $2,490,944         $2,457,427
==========================================================================

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

See accompanying notes to consolidated financial statements.

Westamerica Bancorporation
Consolidated Statements of Income

(In thousands, except per share amounts)
For the years ended December 31,                 1995       1994*       1993*
----------------------------------------------------------------------------
Interest Income
 Loans                                       $128,264   $120,115    $124,060
 Money market assets
  and federal funds sold                          276      1,367       1,159
 Trading account securities                         1          2           6
 Investment securities available for sale:
               Taxable                         12,550     10,444          --
               Non-taxable                        270        174          --
 Investment securities held to maturity:
               Taxable                         21,797     24,678          --
               Non-taxable                     11,219      9,314          --
 Investment securities:
               Taxable                            --          --      34,891
               Non-taxable                        --          --       5,859
----------------------------------------------------------------------------
  Total interest income                       174,377    166,094     165,975
----------------------------------------------------------------------------
Interest Expense
  Transaction deposits                          3,802      3,669       5,189
  Savings deposits                             20,716     20,003      18,941
  Time deposits (Note 6)                       23,961     18,295      22,993
  Funds purchased                               8,403      5,281       2,018
  Notes and mortgages payable (Note 6)          1,730      2,612       2,017
----------------------------------------------------------------------------
   Total interest expense                      58,612     49,860      51,158
----------------------------------------------------------------------------
Net Interest Income                           115,765    116,234     114,817

   Provision for loan losses (Note 3)           5,595      7,420      10,581
----------------------------------------------------------------------------
   Net interest income
    after provision for loan losses           110,170    108,814     104,236
----------------------------------------------------------------------------
Non-Interest Income
 Service charges on deposit accounts           12,734     12,948      13,920
 Merchant credit card                           2,422      2,401       2,338
 Mortgage banking                               1,479      4,270       8,052
 Trust fees                                       615        751         689
 Brokerage commissions                            611        673         839
 Net investment securities gain (loss)             19        (60)        351
 Other                                          3,653      5,016       7,617
----------------------------------------------------------------------------
 Total non-interest income                     21,533     25,999      33,806
----------------------------------------------------------------------------

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

See accompanying notes to consolidated financial statements.

Westamerica Bancorporation
Consolidated Statements of Income
Continued
(In thousands, except per share amounts)
For the years ended December 31,                 1995       1994*       1993*
----------------------------------------------------------------------------
Non-Interest Expense
 Salaries and related
  benefits (Note 13)                           41,171      45,106     49,163
 Occupancy (Notes 5 and 11)                    10,684      10,632     11,822
 Equipment (Notes 5 and 11)                     6,255       6,149      7,514
 Data processing                                4,239       4,466      4,297
 Professional fees                              3,905       4,079      4,313
 FDIC insurance assessment                      2,375       4,683      4,952
 Other real estate owned                          890         623     11,589
 Other                                         16,821      18,603     27,791
----------------------------------------------------------------------------
  Total non-interest expense                   86,340      94,341    121,441
----------------------------------------------------------------------------
Income Before Income Taxes                     45,363      40,472     16,601
 Provision for income
  taxes (Note 8)                               13,979      12,810      4,507
----------------------------------------------------------------------------
Net Income                                   $ 31,384    $ 27,662   $ 12,094
============================================================================
     Average common shares outstanding          9,877       9,916      9,884
Per Share Data (Notes 7 and 18)
     Net income                              $   3.18    $   2.79   $   1.22
     Dividends declared                           .77         .64        .57

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

See accompanying notes to consolidated financial statements.

Westamerica Bancorporation
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
<CAPITON>
                                            Unrealized      Unrealized
                                           Gain (Loss)      Decline in
                                         on Securities      Fair Value
                                         Available for         of Bond    Retained
                     Common Stock   Sale, net of taxes    Mutual Funds    Earnings     Total
--------------------------------------------------------------------------------------------
December 31, 1992*       $ 90,793            $      --        $   (117)   $ 86,962  $177,638
Net income for the year        --                   --              --      12,094    12,094
Stock issued                1,521                   --              --          --     1,521
Retirement of stock            --                   --              --          --        --
Dividends                     629                   --              --      (5,735)   (5,106)
Cash in lieu of
 fractional shares             --                   --              --         (54)      (54)
Net change in unrealized
 decline in fair value
 of bond mutual funds          --                   --             117          --       117
Adoption of SFAS No. 115
 Unrealized gain on secur-
 ities available for sale      --                2,434              --          --     2,434
--------------------------------------------------------------------------------------------
December 31, 1993*       $ 92,943            $   2,434        $     --    $ 93,267  $188,644
Net income for the year        --                   --              --      27,662    27,662
Stock issued                1,242                   --              --          --     1,242
Retirement of stock          (556)                  --              --      (1,932)   (2,488)
Dividends                      --                   --              --      (5,695)   (5,695)
Unrealized loss on
securities available
 for sale                      --               (4,704)             --          --    (4,704)
--------------------------------------------------------------------------------------------
December 31, 1994*       $ 93,629            $  (2,270)       $     --    $113,302  $204,661
Net income for the year        --                    --             --      31,384    31,384
Stock issued                3,797                    --             --          --     3,797
Retirement of stock        (2,640)                   --             --      (9,701)  (12,341)
Dividends                      --                    --             --      (7,489)   (7,489)
Cash in lieu of
 fractional shares             --                    --             --         (36)      (36)
Unrealized gain on
 securities available
  for sale                     --                 3,961             --          --     3,961
--------------------------------------------------------------------------------------------
December 31, 1995        $ 94,786            $    1,691       $     --    $127,460  $223,937
============================================================================================

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank
     Sacramento and   the July 17, 1995 acquisition of North Bay Bancorp, on
     a pooling-of-interests basis.

See accompanying notes to consolidated financial statements.



Westamerica Bancorporation
Consolidated Statements of Cash Flows

(In thousands)
For the years ended December 31,                1995         1994*      1993*
----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                   $ 31,384   $ 27,662    $ 12,094
Adjustments to reconcile net income
 to net cash provided by operating
  activities:
   Depreciation and amortization                4,731      5,231       4,982
   Loan loss provision                          5,595      7,420      10,581
   Amortization of deferred
    net loan fees/costs                        (1,858)    (1,143)        122
   Increase in interest income receivable      (1,170)    (1,379)     (2,385)
   (Decrease) increase in other assets          2,438     (1,871)        962
   Decrease in income taxes payable            (2,129)    (1,228)     (1,642)
   (Decrease) increase in other liabilities    (1,331)     1,897      (3,202)
   Net gain (loss) on sale of
    investment securities                         (19)        60        (351)
   Loss on sale/write-down of
    premises and equipment                      1,586        179       1,476
   Originations of loans for resale            (8,920)  (134,221)   (433,980)
   Proceeds from sale of loans
    originated for resale                       9,254    161,887     430,106
   Write-down/loss on sale of
    other real estate owned                       540        178       9,689
   Net purchases of trading securities             --         10         (10)
   Gain on sale of Sonoma Valley Bank              --         --        (668)
----------------------------------------------------------------------------
Net cash provided by operating
  activities                                   40,101     64,682      27,774
----------------------------------------------------------------------------
INVESTING ACTIVITIES
Net (disbursement) repayment of loans          (4,878)   (19,559)     35,157
Purchases of investment securities                 --         --    (471,142)
Purchases of investment securities
 available for sale                          (140,160)  (110,944)         --
Purchases of investment securities
 held to maturity                             (52,928)  (412,652)         --
Purchases of premises and equipment            (3,662)    (3,327)     (4,951)
Proceeds from maturity of
 investment securities                             --         --     309,435
Proceeds from maturity of
 securities available for sale                 66,621     45,498          --
Proceeds from maturity of
 securities held to maturity                   91,592    346,380          --
Proceeds from sale of
 investment securities                             --         --      13,773
Proceeds from sale of
 securities available for sale                  4,310    104,294          --
Proceeds from sale of
 securities held to maturity                    1,316         --          --
Proceeds from sale of property,
 plant and equipment                               52         --           5
Proceeds from property acquired
 in satisfaction of debt                        2,380      5,815       8,467

Westamerica Bancorporation
Consolidated Statements of Cash Flows
Continued
(In thousands)
For the years ended December 31,                 1995        1994*      1993*
----------------------------------------------------------------------------
Proceeds from sale of
 Sonoma Valley Bank                                --         --       2,733
----------------------------------------------------------------------------
Net cash used in investing activities         (35,357)   (44,495)   (106,523)
----------------------------------------------------------------------------
FINANCING ACTIVITIES
Net decrease in deposits                      (22,171)   (38,339)    (32,054)
Net increase in funds purchased                40,196     59,128      57,241
Issuance of notes payable                          --         --      20,000
Principal and interest payments
 on long-term debt                             (5,524)   (10,828)     (3,060)
Issuance of shares of common stock              3,797      1,242       1,521
Cash in lieu of fractional shares                 (36)        --         (54)
Retirement of common stock                    (12,341)    (2,488)         --
Dividends                                      (7,489)    (5,695)     (5,106)
----------------------------------------------------------------------------
Net cash (used in) provided
  by financing activities                      (3,568)     3,020      38,488
----------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                           1,176     23,207     (40,261)
Cash and cash equivalents at
 beginning of year                            180,957    157,750     198,011
----------------------------------------------------------------------------
Cash and cash equivalents at end of year     $182,133   $180,957    $157,750
============================================================================
Supplemental disclosures:
     Loans transferred to other
      real estate owned                      $  4,095   $  4,474    $  5,853
     Transfer of securities from
      held to maturity to available
      for sale                                329,357         --          --
     Unrealized gain (loss)
      on securities available for sale          3,961     (4,704)      2,434
     Interest paid for the period              58,581     50,156      51,915
     Income tax payments for the period        15,394     14,016       7,511

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

See accompanying notes to consolidated financial statements.

Westamerica Bancorporation
Notes to Consolidated Financial Statements

Note 1: Business and Accounting Policies

     Westamerica Bancorporation, a registered bank holding company (the "Company"), provides a full range of banking services to individual and corporate customers in Northern California through its subsidiary banks (the "Banks"), Westamerica Bank, Bank of Lake County and Napa Valley Bank. The Banks are subject to competition from other financial institutions and to regulations of certain agencies and undergo periodic examinations by those regulatory authorities.

Summary of Significant Accounting Policies

     The consolidated financial statements are prepared in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a summary of significant policies used in the preparation of the accompanying financial statements. In preparing the financial statements, Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Principles of Consolidation.   The financial statements include the
accounts of the Company, and all the Company's subsidiaries which include the Banks, Community Banker Services Corporation and Subsidiary and Westcore, a newly formed company engaged in performing certain administrative functions for the Company. Significant intercompany transactions have been eliminated in consolidation. All data for 1994 and 1993 have been restated to include the acquisitions of PV Financial, CapitolBank Sacramento and North Bay Bancorp on a pooling-of-interests basis. (Note 18)

     Cash Equivalents.   Cash equivalents include Due From Banks balances and
Federal Funds Sold which are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate volatility.

     Securities.   Investment securities consist of U.S. Treasury, federal
agencies, state, county and municipal securities, mortgage-backed, corporate debt and equity securities. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. Trading securities and securities available for sale are recorded at fair value. Securities held to maturity are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Unrealized gains and losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders' equity. The unrealized gains and losses included in the separate component of shareholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premiums or discounts on the associated security.

     A decline in the market value of any security available for sale or held to maturity below cost that is deemed other than temporary, results in a charge to earnings and the establishment of a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of securities classified as available for sale or held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Loans and Reserve for Loan Losses.   The reserve for loan losses is a
combination of specific and general reserves available to absorb estimated future losses throughout the loan portfolio and is maintained at a level considered adequate to provide for such losses. Credit reviews of the loan portfolio, designed to identify problem loans and to monitor these estimates, are conducted continually, taking into consideration market conditions, current and anticipated developments applicable to the borrowers and the economy, and the results of recent examinations by regulatory agencies. Management approves the conclusions resulting from credit reviews. Ultimate losses may vary from current estimates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's reserve for loan losses. Such agencies may require the Company to recognize additions to the reserve based on their judgment of information available to them at the time of their examination. Adjustments to previous estimates of loan losses are charged to income in the period which they become known. Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees. Unearned interest on discounted loans is amortized over the life of these loans, using the sum-of-the-months digits formula for which the results are not materially different from those obtained by using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on non-accrual status. Non-refundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the estimated respective loan lives. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an individual loan basis.

     Other Real Estate Owned.   Other real estate owned is comprised of
property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Losses recognized at the time of acquiring property in full or partial satisfaction of loans, are charged against the reserve for loan losses. Other real estate owned is recorded at the lower of the related loan balance or fair value of the collateral less estimated disposition costs at the date acquired. Fair value is generally based upon an independent property appraisal. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Subsequent losses incurred due to the declines in annual independent property appraisals are recognized as non-interest expense. Routine holding costs, such as property taxes, insurance, maintenance and losses from sales and dispositions are recognized as non-interest expense.

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

     Impairment of Long-Lived Assets.   In 1995, the Financial Accounting
Standard Board issued the Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under the provisions of SFAS 121, long-lived assets and certain identifiable intangibles to be held and used by an entity are required to be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company will implement SFAS 121 in January 1996. Management believes that the adoption of this statement will not have a material impact on the Company's financial condition.

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

     Earnings Per Share.   Earnings per share amounts are computed on the
basis of the weighted average of common and common equivalent shares outstanding during each of the years presented. Fully diluted earnings per share were approximately equal to primary earnings per share in each of the years in the three-year period ended December 31, 1995.

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

     Certain amounts in prior years' financial statements have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.

Note 2: Investment Securities

An analysis of investment securities available for sale portfolio as of December 31, 1995, follows:
                          Amortized   Unrealized   Unrealized      Estimated
   (In thousands)              Cost        Gains       Losses   Market Value
----------------------------------------------------------------------------
U.S. Treasury securities   $240,832       $  992      $  (595)      $241,229
Securities of U.S.
  Government agencies
  and corporations          123,902          177         (762)       123,317
Obligations of states and
  political subdivisions    118,314        2,636         (580)       120,370
Asset backed
  (Automobile receivables)   80,372          624          (73)        80,923
Other securities             53,984          549          (35)        54,498
----------------------------------------------------------------------------
Total                      $617,404       $4,978      $(2,045)      $620,337
============================================================================

An analysis of investment securities held to maturity portfolio as of December 31, 1995, follows:
                          Amortized   Unrealized   Unrealized      Estimated
   (In thousands)              Cost        Gains       Losses   Market Value
----------------------------------------------------------------------------
Securities of U.S.
  Government agencies
  and corporations         $125,062       $  508      $(1,102)      $124,468
Obligations of states and
  political subdivisions    109,754        3,330         (605)       112,479
Asset backed
  (Automobile receivables)    3,264            3           (6)         3,261
Other securities              4,095            2           (2)         4,095
----------------------------------------------------------------------------
Total                      $242,175       $3,843      $(1,715)      $244,303
============================================================================

An analysis of investment securities available for sale portfolio as of December 31, 1994, follows:
                          Amortized   Unrealized   Unrealized      Estimated
   (In thousands)              Cost        Gains       Losses   Market Value
----------------------------------------------------------------------------
U.S. Treasury securities   $ 93,936         $ 26      $(2,078)      $ 91,884
Securities of U.S. Government
 agencies and corporations   59,971          140       (1,066)        59,045
Obligations of states and
 political subdivisions       9,423            2          (29)         9,396
Other securities             28,528           19         (685)        27,862
----------------------------------------------------------------------------
Total                      $191,858         $187      $(3,858)      $188,187
============================================================================

An analysis of investment securities held to maturity portfolio as of December 31, 1994, follows:
                          Amortized   Unrealized   Unrealized      Estimated
   (In thousands)              Cost        Gains       Losses   Market Value
----------------------------------------------------------------------------
U.S. Treasury securities   $185,078         $ --     $ (8,109)      $176,969
Securities of U.S. Government
 agencies and corporations  215,250          292      (11,424)       204,118
Obligations of states and
 political subdivisions     188,712          365      (10,487)       178,590
Asset backed
 (Automobile receivables)    37,162           --         (933)        36,229
Other securities             12,257            3          (20)        12,240
----------------------------------------------------------------------------
Total                      $638,459         $660     $(30,973)      $608,146
============================================================================

The amortized cost and estimated market value of securities at December 31, 1995, by contractual maturity, are shown on the following table:

               Securities Available for Sale    Securities Held to Maturity
               -----------------------------    ---------------------------
Maturity in years    Amortized     Estimated      Amortized      Estimated
(In thousands)            Cost  Market Value           Cost   Market Value
--------------------------------------------------------------------------
1 year or less        $144,009      $144,099       $  2,893       $  2,898
1 to 5 years           245,020       246,180          7,284          7,579
5 to 10 years           72,698        73,801         47,286         48,264
Over 10 years           65,123        66,193         59,649         61,094
--------------------------------------------------------------------------
                      $526,850      $530,273       $117,112       $119,835
Mortgage-backed         90,554        90,064        125,063        124,468
--------------------------------------------------------------------------
Total                 $617,404      $620,337       $242,175       $244,303
==========================================================================

     Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield and the carrying value of mortgage-backed securities. At December 31, 1995 and 1994, the Company had no high-risk collateralized mortgage obligations as defined by regulatory agencies.

     Proceeds from the sale of securities during 1995, 1994 and 1993 were $5.6 million. $104.3 million and $13.8 million, respectively. In 1995, the Company realized gains from the sale of these securities in the amount of $19,000, compared to losses of $60,000 in 1994 and gains of $351,000 in 1993. Included in the sale of these securities in 1995 were securities classified as held to maturity that had principal paydowns exceeding 85 percent of the principal outstanding at the time of purchase. Proceeds from the sale were $1.3 million in 1995. In November 1995, the Financial Accounting Standards Board issued a special report, "A Guide to Implementation of Statement No. 115, on Accounting for Certain Investments in Debt and Equity Securities Questions and Answers" (the "Special Report"). The Special Report allowed companies to reassess the appropriateness of the classifications of all securities and account for any reclassification at fair value. The Company adopted the reclassification provision stated in the Special Report prior to December 31, 1995 and transferred $329.4 million of securities held to maturity into available for sale. The unrealized pretax gain upon transfer was $1.1 million as of December 31, 1995. As of December 31, 1995 and 1994, $321.0 million and $271.5 million, respectively, of investment securities were pledged to secure public deposits.

Note 3: Loans and Reserve for Loan Losses

Loans at December 31, consisted of the following:

(In thousands)                               1995           1994
----------------------------------------------------------------
Commercial                             $  339,142     $  386,330
Real estate-commercial                    477,280        427,259
Real estate-construction                   54,181         73,492
Real estate-residential                   237,535        207,477
----------------------------------------------------------------
     Total real estate loans              768,996        708,228
Installment and personal                  291,350        308,812
Unearned income                           (12,248)       (16,381)
----------------------------------------------------------------
     Gross loans                        1,387,240      1,386,989
Loan loss reserve                         (33,508)       (32,450)
----------------------------------------------------------------
          Net loans                    $1,353,732     $1,354,539
================================================================

     Included in real estate-residential at December 31, 1995 and 1994 are loans held for resale of $2.1 million and $3.0 million, respectively, the cost of which approximates market value.

Changes in the loan loss reserve were:
(In thousands)                  1995           1994           1993
------------------------------------------------------------------
Balance at January 1,        $32,450        $30,045        $29,254
Provision for loan losses      5,595          7,420         10,581
Credit losses                 (6,770)        (7,417)       (11,514)
Credit loss recoveries         2,233          2,402          2,408
Sale of Sonoma Valley Bank        --             --           (684)
------------------------------------------------------------------
Balance at December 31,      $33,508        $32,450        $30,045
==================================================================

     The Company had no troubled debt restructurings at December 31, 1995 and $4.4 million at December 31, 1994. The Company had $9.9 million and $10.3 million in non-accrual loans as of December 31, 1995 and 1994, respectively.

The following is a summary of interest foregone on non-accrual and restructured loans for the years ended December 31:

(In thousands)                         1995        1994          1993
---------------------------------------------------------------------
Interest income that would have
     been recognized had the loans
     performed in accordance
     with their original terms         $823      $1,538         $1,873
Less: Interest income
     recognized on non-accrual
     and restructured loans            (242)       (677)          (590)
----------------------------------------------------------------------
Interest foregone on non-accrual
     and restructured loans            $581      $  861         $1,283
======================================================================

     There were no commitments to lend additional funds to borrowers whose loans are included above. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 (collectively referred to as "SFAS 114") on January 1, 1995. SFAS 114 required entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's market value or the fair value of collateral if the loan is secured. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loans is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. The adoption of SFAS 114 did not have a material effect on the Company's financial statements, as the Company's policy of measuring loan impairment was consistent with methods prescribed in these standards. At December 31, 1995, the recorded investment in loans for which impairment was recognized in accordance with SFAS 114 totaled $10.2 million, of which there was a related reserve for loan losses of $850,000. For the year ended December 31, 1995, the average recorded net investment in impaired loans was approximately $10.3 million. In general, the Company does not recognize any interest income on loans that are classified as impaired.

     In May 1995, the Financial Accounting Standards Board issued Statement No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), which amends statement No. 65. SFAS 122 requires recognition as a separate asset the right to service mortgage loans for others regardless of how the servicing rights were acquired, whether by purchase of loans or by origination of loans. SFAS 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current value of those rights. The Company will implement SFAS 122 effective January 1, 1996. Management believes that the adoption of this statement will not have a material impact on the Company's financial condition.

Note 4: Concentration of Credit Risk

     The Company's business activity is with customers in Northern California. The loan portfolio is well diversified with no industry comprising greater than ten percent of total loans outstanding as of December 31, 1995 and 1994.

     The Company has a significant amount of credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $29.3 million at December 31, 1995. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75 percent on commercial real estate loans and no greater than 80 percent on residential real estate loans.

Note 5: Premises and Equipment

Premises and equipment at December 31 consisted of the following:

                                                 Accumulated            Net
                                            Depreciation and           Book
(In thousands)                      Cost        Amortization          Value
---------------------------------------------------------------------------
1995
Land                             $ 4,212            $     --        $ 4,212
Buildings and improvements        18,634              (7,061)        11,573
Leasehold improvements             4,499              (2,848)         1,651
Furniture and equipment           18,130              (8,941)         9,189
---------------------------------------------------------------------------
          Total                  $45,475            $(18,850)       $26,625
===========================================================================

1994
Land                             $ 4,412            $     --        $ 4,412
Buildings and improvements        21,581              (7,613)        13,968
Leasehold improvements             6,100              (3,370)         2,730
Furniture and equipment           20,018             (11,796)         8,222
---------------------------------------------------------------------------
          Total                  $52,111            $(22,779)       $29,332
===========================================================================

     Depreciation and amortization included in operating expenses amount to $4.7 million in 1995, $5.2 million in 1994 and $5.0 million in 1993.

Note 6: Borrowed Funds

Notes payable include the unsecured obligations of the Company as of December 31, 1995 and 1994, as follows:

(In thousands)                                      1995             1994
-------------------------------------------------------------------------
Senior notes, originated in May 1988 and
maturing on June 30, 1995. Interest payable
semiannually at 10.87% and principal
payment due at maturity.                            $    --      $  5,000
Subordinated note, issued by Westamerica Bank,
originated in December 1993 and maturing
September 30, 2003. Interest of 6.99% per
annum is payable semiannually on March 31
and September 30, with principal due at
maturity.                                            20,000        20,000
-------------------------------------------------------------------------
Total notes payable                                 $20,000       $25,000
=========================================================================

     At December 31, 1994, mortgages payable of $524,000 consisted of a note of Westamerica Bank secured by a deed of trust on premises having a net book value of $756,000. The note, which had an effective interest rate of 10 percent, matured in April 1995.

     At December 31, 1995 and 1994, the Company had unused lines of credit amounting to $2.5 million. Compensating balance arrangements are not significant to the operations of the Company.

     At December 31, 1995 and 1994, the Banks had $169.8 million and $137.2 million, respectively, in time deposit accounts in excess of $100,000. Interest on these accounts in 1995, 1994 and 1993 was $8.9 million, $5.8 million and $7.1 million, respectively.

     Funds purchased include federal funds purchased and securities sold with repurchase agreements. Securities sold with repurchase agreements were $91.6 million and $112.1 million in 1995 and 1994, respectively. Securities sold under these repurchase arrangements are held in the custody of independent securities brokers.

Note 7: Shareholders' Equity

     Under the Stock Option Plan adopted by the Company in 1985, 750,000 shares were reserved for issuance. Stock appreciation rights, incentive stock options and non-qualified stock options are available under this plan. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. The 1985 plan was amended in 1990 to provide for restricted performance share ("RPS") grants. An RPS grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period. RPSs granted were 32,350, 33,900 and 24,700, for the years ended December 31, 1995, 1994 and 1993, respectively. The related amounts charged to non-interest expense for those years were $1.2 million, $960,000 and $740,000, respectively. In 1995, the Company adopted the 1995 Stock Option Plan. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of this plan, on January 1 of each year beginning in 1995, 2 percent of the Company's issued and outstanding shares of common stock will be reserved for granting. At December 31, 1995, 160,951 shares were reserved for issuance.

     Information with respect to options outstanding and options exercised under the plans is summarized in the following table:

                              Number      Option Price
                           of shares       $ Per share         $ Total
----------------------------------------------------------------------
Shares under option at December 31:
      1995                   562,764      6.85-  30.75      12,537,900
      1994                   665,386      6.84-  28.06      11,610,977
      1993                   580,760      6.84-  24.50       9,100,508
Options exercised during:
      1995                   202,940      6.97-  24.50       2,867,547
      1994                    51,008      6.84-  24.93         673,663
      1993                    58,335      6.84-  24.50         767,157

     At December 31, 1995 and 1994 options to acquire 286,818 and 373,812 shares of common stock, respectively, were exercisable.

     PV Financial, CapitolBank Sacramento, and North Bay Bancorp had separate stock option plans (the "Option Plans") whereby options were granted to certain officers, directors, and employees. Following the effective dates of the mergers, the Option Plans were terminated. All outstanding options were substituted for the Company's options, adjusted for the exchange ratios as defined in the merger agreements.

     Shareholders have authorized issuance of two new classes of 1,000,000 shares each, to be denominated "Class B Common Stock" and "Preferred Stock", respectively, in addition to the 50,000,000 shares of Common Stock presently authorized. At December 31, 1995, no shares of Class B or Preferred Stock had been issued.

     In December 1986, the Company declared a dividend distribution of one common share purchase right (the "Right") for each outstanding share of common stock. The Rights are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 15 percent or more of the Company's stock without the prior consent of the Board of Directors. If the Rights become exercisable, the holder may purchase one share of the Company's common stock for $65. Following an acquisition of 15 percent of the Company's common stock or 50 percent or more of its assets without prior consent of the Company, each Right will also entitle the holder to purchase $130 worth of common stock of the Company for $65. Under certain circumstances, the Rights may be redeemed by the Company at a price of $.05 per Right prior to becoming exercisable and in certain circumstances thereafter. The Rights expire on December 31, 1999, or earlier, in connection with certain Board approved transactions.

     On October 23, 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The recognition provisions and disclosure requirements of SFAS 123 are effective January 1, 1996. SFAS 123 allows an entity to either (i) retain the current method of accounting for stock compensation (principally APB Opinion

No. 25) for purposes of preparing its basic financial statements or (ii) adopt a new fair value based method that is established by the provisions of SFAS 123. Companies may continue to apply the accounting provisions of APB Opinion No. 25 in determining net income; however, they must apply the disclosure requirements of SFAS 123. The Company plans to retain its current method of accounting for stock compensation when it adopts this statement in 1996 and thus does not expect the statement to have an impact on the Company's results of operations.

Note 8: Income Taxes

     The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the amounts reported in the financial statements of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The components of the net deferred tax asset as of December 31, are as follows:

(In thousands)                                 1995           1994
------------------------------------------------------------------
Deferred tax asset
     Reserve for loan losses                $13,715        $12,868
     State franchise taxes                    1,690          1,582
     Securities available for sale               --          1,401
     Deferred compensation                    1,533          1,309
     Real estate owned                        1,800          2,451
     Other                                    1,109          1,388
     Net operating loss carryforwards           916          1,190
     General tax credit carryforwards           160            160
------------------------------------------------------------------
                                             20,923         22,349
Valuation allowance                            (486)        (1,409)
------------------------------------------------------------------
     Total deferred tax asset                20,437         20,940
Deferred tax liability
     Net deferred loan costs                    600            416
     Fixed assets                               958          1,567
     Securities available for sale            1,242             --
     Other                                      341            277
------------------------------------------------------------------
Total deferred tax liability                  3,141          2,260
------------------------------------------------------------------
Net deferred tax asset                      $17,296        $18,680
==================================================================

     A valuation allowance has been provided to reduce the deferred tax asset to an amount which is more likely than not to be realized. The valuation allowance relates to the deferred tax asset acquired through the merger with CapitolBank Sacramento. Prior to this merger, CapitolBank reduced the valuation allowance because of its improved earnings performance during 1995. The reduction in the valuation allowance resulted in a decrease in the provision for income tax for the year ended December 31, 1995 of $923,000.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

(In thousands)                         1995           1994           1993
-------------------------------------------------------------------------
Current income tax expense:
          Federal                   $10,195        $10,087         $3,624
          State                       5,043          4,642          2,609
-------------------------------------------------------------------------
               Total current         15,238         14,729          6,233
-------------------------------------------------------------------------
Deferred income tax (benefit) expense:
          Federal                    (1,374)        (1,605)          (614)
          State                         115           (314)          (718)
-------------------------------------------------------------------------
               Total deferred        (1,259)        (1,919)        (1,332)
-------------------------------------------------------------------------
Adjustment of net deferred tax asset
     for enacted changes in tax rates:
          Federal                        --             --           (304)
          State                          --             --            (90)
-------------------------------------------------------------------------
Provision for income taxes          $13,979        $12,810         $4,507
=========================================================================

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

(In thousands)                         1995           1994           1993
-------------------------------------------------------------------------
Federal income taxes due
     at statutory rate              $15,877        $14,110         $5,644
(Reductions) increases in
 income taxes resulting from:
   Interest on state and municipal
    securities not taxable for
    federal income tax purposes      (4,494)        (3,392)        (1,931)
   Reduction in the valuation
    allowance                          (923)            --             --
   State franchise taxes, net of
    federal income tax benefit        3,353          2,791          1,271
   Other                                166           (699)          (477)
-------------------------------------------------------------------------
Provision for income taxes          $13,979        $12,810         $4,507
=========================================================================

At December 31, 1995, the Company had the following net operating loss and the general tax credit carryforwards for tax return purposes:

Expires December 31,          Net Operating             Tax Credit
(In thousands)           Loss Carryforwards          Carryforwards
------------------------------------------------------------------
    2003                    $   --                            $160
    2007                     2,603                              --
    2008                        14                              --
------------------------------------------------------------------
    Total                   $2,617                            $160
==================================================================

Note 9: Fair Value of Financial Instruments

     The fair value of financial instruments does not represent actual amounts that may be realized upon any sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented represent the Company's best estimate of fair value using the methodologies discussed below. The fair value of financial instruments which have a relative short period of time between their origination and their expected realization were valued using historical cost. Such financial instruments and their estimated fair value at December 31, were:

(In thousands)                                  1995           1994
-------------------------------------------------------------------
Cash and cash equivalents               $    182,133   $    180,957
Money market assets                              250            250
Interest and taxes receivable                 39,060         40,468
Non-interest bearing and interest-bearing
     transaction and savings deposits      1,570,459      1,614,916
Funds purchased                              175,622        135,426
Interest payable                               5,118          4,009

The fair value at December 31, of the following financial instruments was estimated using quoted market prices:

(In thousands)                                  1995           1994
-------------------------------------------------------------------
Investment securities available for sale $   620,337   $    188,187
Investment securities held to maturity       244,303        608,146

     Loans were separated into two groups for valuation. Variable rate loans, except for those having reached their maximum contractual rates, which reprice frequently with changes in market rates, were valued using the outstanding principal balance. Fixed rate loans were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the reserve for loan losses was applied against the estimated fair value to recognize future defaults of contractual cash flows.

The estimated fair values of loans at December 31, 1995 and 1994 were:

(In thousands)                                  1995           1994
-------------------------------------------------------------------
Loans                                     $1,351,732     $1,336,366

     The fair value of time deposits and notes and mortgages payable was estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The estimated fair values at December 31, were:

(In thousands)                                  1995           1994
-------------------------------------------------------------------
Time deposits                               $480,401       $460,227
Notes and mortgages payable                   20,000         22,898

     The estimated fair value of the Company's interest rate swaps outstanding as of December 31, 1994, determined by dealer quotes and generally representing the amount that the Company would pay to terminate its swap contracts was $1.1 million. There were no interest rate swaps outstanding at December 31, 1995.

Note 10: Interest Rate Risk Management

     Interest rate risk is influenced by market forces. However, that risk may be controlled by monitoring and managing the repricing characteristics of interest-bearing assets and liabilities. The primary analytical tool used by Management to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate the effects on net interest income of changes in market interest rates that are up to 2 percent higher or 2 percent lower than current levels. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at December 31, 1995 and 1994 would not, in the view of Management, expose the Company to an unacceptable level of interest rate risk.
     In evaluating exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including the utilization of interest rate swaps. The notional amounts of interest rate swaps outstanding were:

(In thousands)                       1995            1994
---------------------------------------------------------
Balance, January 1,               $60,000        $110,000
Contracts entered
Contracts matured                 (60,000)        (50,000)
---------------------------------------------------------
Balance, December 31,             $    --        $ 60,000
=========================================================
Fair value, December 31,          $    --        $ (1,071)

     Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amounts. For the $60 million of interest rate swaps outstanding at December 31, 1994, the Company paid a floating rate, based on the three-month London Interbank Offering Rate (LIBOR), and received a weighted average fixed rate of 4.11 percent. These contracts matured in August 1995. The Company was exposed to credit-related losses in the event of non-performance by the counterparty; however, the Company deals only with highly rated counterparties. At December 31, 1994 due to the unrealized loss position, no credit exposure existed in connection with the interest rate swaps.

Note 11: Lease Commitments

     Fifteen banking offices and three administrative service centers are owned and forty banking offices and two support facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment. Minimum future rental payments, net of sublease income, at December 31, 1995, are as follows:

(In thousands)
----------------------------------------
                    1996         $ 4,911
                    1997           3,775
                    1998           3,032
                    1999           2,718
                    2000           1,245
               Thereafter          2,311
----------------------------------------
Total minimum lease payments     $17,992
========================================

     Total rental expense for premises and equipment net of sublease income included in non-interest expense was $5.6 million in 1995, $5.5 million in 1994 and $6.2 million in 1993.

Note 12: Commitments and Contingent Liabilities

     Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company's normal credit policies and collateral requirements. Unfunded loan commitments were $221.2 million and $239.5 million at December 31, 1995 and 1994, respectively.

     Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $7.7 million and $9.2 million at December 31, 1995 and 1994, respectively.

     The Company, because of the nature of its business, is subject to various threatened or filed legal cases. The Company, based on the advice of legal counsel, does not expect the outcome of such cases to have a material, adverse effect on its financial position or results of operations.

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

The following table sets forth the Retirement Plan's funded status as of December 31 and the pension cost for the years ended December 31:

(In thousands)                                       1995          1994
-----------------------------------------------------------------------
Actuarial present value of benefit obligations:
          Vested benefit obligation              $(10,657)     $ (8,870)
          Non-vested benefit obligation               (63)       (1,250)
------------------------------------------------------------------------
          Accumulated benefit obligation         $(10,720)     $(10,120)
          Additional benefits related to
               projected salary increases          (1,231)         (211)
-----------------------------------------------------------------------
     Projected benefit obligation                $(11,951)     $(10,331)
Plan assets at fair market value                   12,369        10,430
-----------------------------------------------------------------------
Funded status-projected benefit obligation
     less than plan assets                       $    418      $     99
Comprised of:
          Prepaid pension cost                   $    117      $     69
          Unrecognized net gain                       338            27
          Unrecognized prior service cost             271           362
          Unrecognized net obligation, net
               of amortization                       (308)         (359)
-----------------------------------------------------------------------
               Total                             $    418      $     99
=======================================================================

Net pension cost included in the
     following components:
               Service cost during the period    $    117      $    372
          Interest cost on projected
               benefit obligation                     697           777
          Actual return on plan assets             (2,864)          (66)
          Net amortization and deferral             2,125          (778)
-----------------------------------------------------------------------
               Net periodic pension cost         $     75      $    305
=======================================================================

     The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.50 percent and 4.50 percent, respectively, at December 31, 1995 and 7.25 percent and 4.50 percent, respectively, at December 31, 1994. The expected long-term rate of return on plan assets was 7 percent for both years.

     Effective January 1, 1992, the Company adopted a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Participant deferred profit-sharing account balances offset benefits accrued under the Retirement Plan, which was amended effective January 1, 1992 to coordinate benefits with the Deferred Profit-Sharing Plan. The coordination of benefits results in the Retirement Plan benefit formula establishing the minimum value of participant retirement benefits which, if not provided by the Deferred Profit-Sharing Plan, are guaranteed by the Retirement Plan.

     The costs charged to non-interest expense related to benefits provided by the Retirement Plan and the Deferred Profit-Sharing Plan were $1.4 million in 1995, $1.3 million in 1994 and $1.2 million in 1993.

     In addition to the Retirement Plan and the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. This plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to the plan. Participants may invest in five funds, including a Westamerica Bancorporation Common Stock fund. The matching contributions charged to operating expense were $1.2 million in 1995, $710,000 in 1994 and $640,000 in 1993.

     Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). Adoption of SFAS 106 required a change from the cash method to an actuarial based accrual method of accounting for postretirement benefits other than pensions. The Company offers continuation of group insurance coverage to employees electing early retirement, as defined by the Retirement Plan, for the period from the date of early retirement until age sixty-five. The Company contributes an amount toward early retirees insurance premiums which is fixed at the time of early retirement. The Company reimburses Medicare Part B premiums for all retirees over age sixty five, as defined by the Retirement Plan.

The following table sets forth the net periodic postretirement benefit cost for the years ended December 31, and the funded status of the plan at December 31:

(In thousands)                                    1995           1994
---------------------------------------------------------------------
Service cost                                    $  155         $   --
Interest cost                                       86            105
Actual return on plan assets                        --             --
Amortization of unrecognized
     transition obligation                          61             61
Other, net                                          --             --
---------------------------------------------------------------------
               Net periodic cost                $  302         $  166
=====================================================================

(In thousands)                                    1995           1994
---------------------------------------------------------------------
Accumulated postretirement benefit
     obligation attributable to:
       Retirees                                 $1,240         $1,140
       Fully eligible participants                 307            239
       Other                                       159            188
---------------------------------------------------------------------
      Total                                     $1,706         $1,567
=====================================================================

Fair value of plan assets                           --             --
---------------------------------------------------------------------
  Accumulated postretirement benefit
    obligation in excess of plan assets         $1,706         $1,567
=====================================================================
Comprised of:
         Unrecognized prior service cost        $   --         $   --
         Unrecognized net gain (loss)               --             --
         Unrecognized transition obligation      1,346          1,407
         Recognized postretirement obligation      360            160
---------------------------------------------------------------------
         Total                                  $1,706         $1,567
=====================================================================

     The discount rate used in measuring the accumulated postretirement benefit obligation was 5.5 percent at December 31, 1995 and 7.25 percent at December 31, 1994. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 2 percent for 1996 and beyond. The effect of a one percentage point increase on the assumed health care cost trend for each future year would increase the aggregate of the service cost components of the 1995 and 1994 net periodic cost by $82,000 and $87,000, respectively, and increase the accumulated postretirement benefit obligation at December 31, 1995 and 1994 by $287,000 and $255,000, respectively.

Note 14: Related Party Transactions

     Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Banks during 1995 and 1994. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features.

The table below reflects information concerning loans to certain directors and executive officers and/or family members during 1995 and 1994:

(In thousands)                                 1995            1994
-------------------------------------------------------------------
Beginning balance                            $4,041          $6,181
Payoffs/principal payments                     (767)         (2,231)
Originations                                    973              91
-------------------------------------------------------------------
At December 31,                              $4,247          $4,041
===================================================================
Percent of total loans outstanding              .31%            .29%

Note 15: Regulatory Matters

     Payment of dividends to the Company by Westamerica Bank, the largest subsidiary bank, is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends declared. Under this regulation, Westamerica Bank was not restricted as to the payment of $28.0 million in dividends to the Company as of December 31, 1995. During 1993, Napa Valley Bank was operating under a regulatory order which disallowed payment of dividends to the Company unless it reduced the level of problem loans, liquidated or reserved adequately against the real estate investment in its subsidiary company, and strengthened its loan loss reserve. Napa Valley Bank complied with all conditions of the regulatory order, which was removed by the regulators early in 1994. Napa Valley Bank began to pay dividends to the Company in the fourth quarter of 1994, a decision further approved by the State Banking Department, given the bank's strong capital position and despite the net losses it incurred in 1993. Bank of Lake County started to pay dividends to the Company in the third quarter of 1994. The Company continuously has paid quarterly dividends to its shareholders since its formation in 1972 and, generally, has increased them regularly on a yearly basis. As of December 31, 1995, $45.9 million was available for payment of dividends by the Company to its shareholders.

     The Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Banks' daily average on deposit at the Federal Reserve Bank was $47.3 million in 1995 and $43.9 million in 1994.

     At December 31, 1995, the Company's Tier I Capital was $222.0 million and Total Capital was $263.9 million or 12.77 percent and 15.18 percent, respectively, of risk-adjusted assets.

Note 16: Westamerica Bancorporation (Parent Company Only)

Statements of Income (In thousands)

For the years ended December 31,             1995           1994         1993
-----------------------------------------------------------------------------
Dividends from subsidiaries               $22,262        $19,680      $16,671
Interest from subsidiaries                    381            200          457
Other income                                4,224          4,552        3,392
-----------------------------------------------------------------------------
     Total income                          26,867         24,432       20,520
Interest on borrowings                        324          1,029        1,958
Salaries and benefits                       5,768          5,529        4,526
Other non-interest expense                  5,552          3,951        6,091
-----------------------------------------------------------------------------
     Total expenses                        11,644         10,509       12,575
-----------------------------------------------------------------------------
Income before income tax benefit
 and equity in undistributed
 income of subsidiaries                    15,223         13,923        7,945
Income tax benefit                          2,663          2,386        3,445
Equity in undistributed
 income from subsidiaries                  13,498         11,353          704
-----------------------------------------------------------------------------
          Net income                      $31,384        $27,662      $12,094
=============================================================================

Balance Sheets (In thousands)

December 31,                                            1995             1994
-----------------------------------------------------------------------------
Assets
Cash and cash equivalents                            $  6,077        $  6,411
Money market assets and investment
 securities held to maturity                              250           6,761
Loans                                                                     148
Investment in subsidiaries                            211,605         194,269
Premises and equipment                                  1,972              55
Accounts receivable from affiliates                       251             156
Other assets                                           10,390           6,671
-----------------------------------------------------------------------------
     Total assets                                    $230,545        $214,471
=============================================================================
Liabilities
Long-term debt                                        $              $  5,000
Notes payable to affiliates                               506              --
Other liabilities                                       6,102           4,810
     Total liabilities                                  6,608           9,810
Shareholders' equity                                  223,937         204,661
-----------------------------------------------------------------------------
     Total liabilities and shareholders' equity      $230,545        $214,471
=============================================================================

Note 16: Westamerica Bancorporation (Parent Company Only)
Continued

Statements of Cash Flows (In thousands)

For the years ended December 31,                  1995       1994       1993
----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                    $ 31,384   $ 27,662   $ 12,094
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
     Depreciation                                   61         83        109
     Undistributed earnings of affiliates      (13,498)   (11,353)    (1,886)
     (Increase) decrease in
       receivables from affiliates                 (95)       (91)       197
     (Increase) decrease in other assets        (3,565)    (4,016)     1,318
     Increase in other liabilities               1,181      1,607      1,536
     Gain on sale of Sonoma Valley Bank             --         --       (668)
     Net loss (gain) on real estate venture         --         22        (49)
----------------------------------------------------------------------------
Net cash provided by operating activities       15,468     13,914     12,651

INVESTING ACTIVITIES
     Purchases of premises and equipment        (1,978)       (92)       (19)
     Net change in land held for sale               80         --       (800)
     Net decrease in loan balances                 148        921        346
     Investment in subsidiaries                     --       (140)    (8,639)
     Purchase of investment securities              --     (4,500)    (9,700)
     Proceeds from maturities of
      investment securities                      6,511      7,000     14,341
     Proceeds from sale of
      premises and equipment                        --         --      2,369
     Proceeds from sale of Sonoma Valley Bank       --         --      2,733
----------------------------------------------------------------------------
Net cash provided by investing activities        4,761      3,189        631

FINANCING ACTIVITIES
     Principal and interest payments
      on long-term debt                         (4,494)    (9,796)    (6,260)
     Issuance of shares of common stock          3,797      1,242      1,521
     Cash in lieu of fractional shares             (36)        --        (54)
     Retirement of common stock                (12,341)    (2,488)        --
     Dividends                                  (7,489)    (5,695)    (5,106)
----------------------------------------------------------------------------
Net cash used in financing activities          (20,563)   (16,737)    (9,899)
----------------------------------------------------------------------------
Net (decrease) increase in cash
 and cash equivalents                             (334)       366      3,383
Cash and cash equivalents at beginning of year   6,411      6,045      2,662
----------------------------------------------------------------------------
Cash and cash equivalents at end of year     $   6,077   $  6,411   $  6,045
============================================================================

Note 17: Quarterly Financial Information (Unaudited)

(In thousands except per share and price range of common stock)
                             March 31,     June 30,    Sept. 30,     Dec. 31,
-----------------------------------------------------------------------------
1995
Interest income                $43,659      $43,662      $43,396      $43,660
Net interest income             29,660       28,977       28,363       28,765
Provision for loan losses        1,335        1,835        1,150        1,275
Non-interest income              5,119        5,434        5,537        5,443
Non-interest expense            22,404       23,730       20,386       19,820
Income before taxes             11,040        8,846       12,364       13,113
Net income                       7,550        6,538        8,388        8,908
Earnings per share                 .76          .66          .85          .91
Dividends declared per share       .17          .20          .20          .20
Price range, common stock
  Low                            29.50        33.00        36.50        38.50
  High                           33.25        37.50        38.50        43.25

1994
Interest income                $39,544      $40,982      $42,267      $43,301
Net interest income             27,825       28,806       29,497       30,106
Provision for loan losses        2,072        2,004        1,597        1,747
Non-interest income              8,083        6,597        5,618        5,701
Non-interest expense            23,725       23,624       23,042       23,950
Income before taxes             10,111        9,775       10,476       10,111
Net income                       6,852        6,472        7,244        7,094
Earnings per share                 .69          .65          .73          .72
Dividends declared per share       .15          .15          .17          .17
Price range, common stock
  Low                            25.88        27.00        29.25        29.00
  High                           29.25        32.50        33.25        33.25

Note 18: Acquisitions

     On January 31, 1995, the merger with PV Financial, parent company of PV National Bank, became effective. At that time, the Company issued approximately 1,174,000 shares of its common stock in exchange for all of the outstanding common stock of PV Financial. The business combination was accounted for as a pooling-of-interests business combination and, accordingly, the consolidated financial statements and the financial data for the periods prior to the combination have been restated to include the accounts and results of operations of PV Financial.

     On June 6, 1995, the merger of CapitolBank Sacramento with and into the Company became effective. Following the terms of the merger, the Company issued approximately 360,000 shares of the Company's common stock to CapitolBank Sacramento shareholders. The merger was accounted for as a pooling-of-interests business combination and, accordingly, the consolidated financial statements and the financial data for the periods prior to the merger have been restated to include the accounts and results of operations of CapitolBank Sacramento.

     On July 17, 1995, the merger between the Company and North Bay Bancorp, parent company of Novato National Bank, became effective. Under the terms of the merger agreement, the Company issued approximately 341,000 shares of its common stock in exchange for all of the outstanding common stock of North Bay Bancorp. This business combination was accounted for as a pooling-of-interests business combination and, accordingly, the consolidated financial statements and financial data for the periods prior to the merger have been restated to include the accounts and results of operations of North Bay Bancorp.

     In all mergers, certain reclassifications have been made to conform to the Company's presentation.

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                             Three            Six
                      months ended   months ended
                          March 31,       June 30,
                              1995           1995
(In thousands)          (unaudited)    (unaudited)       1994          1993
---------------------------------------------------------------------------
Net Interest Income:
Westamerica
     Bancorporation        $26,297         $56,095    $ 93,123     $ 94,645
PV Financial                    --              --      10,630        8,559
CapitolBank                  2,067              --       7,785        6,269
North Bay Bancorp            1,296           2,542       4,696        5,344
---------------------------------------------------------------------------
Combined                   $29,660         $58,637    $116,234     $114,817
===========================================================================
Net Income (Loss):
Westamerica
     Bancorporation        $ 7,238         $15,192    $ 24,673     $  9,455
PV Financial                    --              --       2,364        1,958
CapitolBank                    322              --         458          315
North Bay Bancorp              (10)         (1,104)        167          366
---------------------------------------------------------------------------
Combined                   $ 7,550         $14,088    $ 27,662     $ 12,094
===========================================================================

     There were no significant transactions between the Company and PV Financial, CapitolBank Sacramento and North Bay Bancorp prior to the combination. PV National Bank, CapitolBank and Novato National Bank were engaged in the sale of overnight funds to Westamerica Bank, to meet immediate funding requirements.

Management's Letter of Financial Responsibility

To Our Shareholders:

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

Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the financial statements, and that assets are safeguarded from unauthorized use or loss. This system includes extensive written policies and operating procedures and a comprehensive internal audit function, and is supported by the careful selection and training of staff, an organizational structure providing for division of responsibility, and a Code of Ethics covering standards of personal and business conduct. Management believes that, as of December 31, 1995 the Corporation's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the financial statements and related financial information contained in the annual report.

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

/s/ David L. Payne
    -------------------------
    David L. Payne
    Chairman, President and CEO

/s/ James M. Barnes
    --------------------------
    James M. Barnes
    Executive Vice President and CFO

/s/ Dennis R. Hansen
    ---------------------------
    Dennis R. Hansen
    Senior Vice President and Controller

Independent Auditors' Report

The Board of Directors and Shareholders of Westamerica Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet of the Company as of December 31, 1994 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1994 and 1993, have been restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento, and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis. We did not audit the financial statements of PV Financial and North Bay Bancorp as of and for the years ended December 31, 1994 and 1993, which statements reflect total assets constituting 12 percent in 1994 and net income constituting 9 percent and 19 percent in 1994 and 1993, respectively, of the related and restated consolidated totals. Those statements included in the 1994 and 1993 restated consolidated totals were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for PV Financial and North Bay Bancorp, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
    ---------------------
    KPMG Peat Marwick LLP

    San Francisco, California
    January 18, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
PV Financial

We have audited the accompanying consolidated balance sheets of PV Financial and Subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PV Financial and Subsidiary as of December 31, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As described in Note 1, Securities, the Company changed its method of accounting for securities as of December 31, 1993.


/s/ Grant Thornton LLP
    ------------------
    Grant Thornton LLP


    Stockton, California
    January 13, 1995

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of North Bay Bancorp:

We have audited the accompanying balance sheets of North Bay Bancorp (a California corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Bay Bancorp and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 10, certain arbitration and litigation matters are pending against the Bank and the outcome is uncertain at this time. Accordingly, no provisions for any liabilities that may result upon the final settlement of these matters have been made in the accompanying financial statements.


/s/ Arthur Andersen LLP
    -------------------
    Arthur Andersen LLP


    San Francisco, California
    February 17, 1995

ITEM 9.   Disagreements on Accounting and Financial Disclosure

Not applicable.

                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference from the "Election of Directors" and "Executive Officers" section on Pages 2 through 9 of the Company's Proxy Statement dated March 20,
1996, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the "Executive Compensation" and "Retirement
Benefits and Other Arrangements" section on Pages 9 through 12 of the Company's Proxy Statement dated March 20, 1996, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference from the "Security Ownership of Certain Beneficial Owners and Management" section on Pages 5 through 7 of the Company's Proxy Statement dated March 20, 1996, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference from the "Indebtedness of Directors and Management" section on Page 4 of the Company's Proxy Statement dated March 20, 1996, which has been filed with the Commission pursuant to Regulation 14A.

                                  PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1.  All Financial Statements

See Index to Financial Statements on page 39.

    (a) 2.  Financial statement schedules required.
            None (Information included in Financial Statements).

    (a) 3.  Exhibits
            The following documents are included or incorporated by reference in this annual report on Form 10-K.

Exhibit
Number              Exhibit
------              -------                                   ------------
 3(a)      Restated Articles of
            Incorporation (composite copy).

 3(b)**    By-laws.

 4(a)      Amended and Restated Rights
            Agreement - March 23, 1995.

 10        Material contracts:

  (a)       Incentive Stock Option Plan                             *

  (b)       James M. Barnes--
             January 7, 1987 (Employment)                         ***

  (c)       E. Joseph Bowler--
             January 7, 1987 (Employment)                         ***

  (d)       Robert W. Entwisle --
             January 7, 1987 (Employment)                         ***

  (e)       Amended and Restated Agreement and Plan of
             Reorganization by and between Westamerica
             Bancorporation and John Muir National Bank,
             proxy and prospectus dated November 27, 1991.       ****

  (f)       Agreement and Plan of Merger by and between
             Westamerica Bancorporation and Napa Valley
             Bancorp, proxy and prospectus dated
             November 12, 1992.                                 *****

  (g)       Agreement and Plan of Merger by and between
             Westamerica Bancorporation and PV Financial,
             proxy and prospectus dated October 11, 1994.      ******

  (h)       Agreement and Plan of Merger by and between
             Westamerica Bancorporation and CapitolBank
             Sacramento, proxy and prospectus dated
             February 2, 1995.                                *******

  (i)       Agreement and Plan of Merger by and between
             Westamerica Bancorporation and North Bay
             Bancorp, proxy and prospectus dated
             February 10, 1995.                              ********

 11        Computation of Earnings Per Share on common
            and common equivalent shares and on
            common shares assuming full dilution

 21        Subsidiaries of the registrant.

 23(a)      Consent of KPMG Peat Marwick LLP
   (b)      Consent of Grant Thornton LLP
   (c)      Consent of Arthur Andersen LLP

--------------------------------------------

* Exhibit 10(a) is incorporated by reference from Exhibit A to the Company's Proxy Statement dated March 22, 1983, which was filed with the Commission pursuant to Regulation 14A.

** Exhibits 3(b), is incorporated by reference from Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended
December 31, 1986.

*** Exhibits 3(a), 10(b), 10(c) and 10(d) are incorporated herein by reference from Exhibits 3(a), 10(n), 10(o), and 10(q) to the Company's Annual Report on Form 10-K for the year ended
December 31, 1986.

**** Exhibit 10(e) is incorporated herein by reference from the Form S-4 dated November 27, 1991.

***** Exhibit 10(f) is incorporated herein by reference from the Form S-4 dated November 12, 1992.

****** Exhibit 10(g) is incorporated herein by reference from the Form S-4 dated October 11, 1994.

******* Exhibit 10(h) is incorporated herein by reference from the Form S-4 dated February 3, 1995.

******** Exhibit 10(i) is incorporated herein by reference from the Form S-4 dated February 10, 1995.

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

WESTAMERICA BANCORPORATION

 By /s/  Dennis R. Hansen                     By /s/  James M. Barnes
         -----------------                            ----------------
         Dennis R. Hansen                             James M. Barnes
 Senior Vice President and Controller           Executive Vice President
   Principal Accounting Officer                 and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature                    Title                      Date

/s/ David L. Payne                 Chairman of the Board and       3/28/96
    ---------------------------  Director and President and CEO
    David L. Payne
/s/ E. Joseph Bowler               Senior Vice President           3/28/96
    ---------------------------     and Treasurer
    E. Joseph Bowler
/s/ Etta Allen                     Director                        3/28/96
    ---------------------------
    Etta Allen
/s/ Louis E. Bartolini             Director                        3/28/96
    ---------------------------
    Louis E. Bartolini
/s/ Charles I. Daniels, Jr.        Director                        3/28/96
    ---------------------------
    Charles I. Daniels, Jr.
/s/ Don Emerson                    Director                        3/28/96
    ---------------------------
    Don Emerson
/s/ Arthur C. Latno                Director                        3/28/96
    ---------------------------
    Arthur C. Latno
/s/ Patrick D. Lynch               Director                        3/28/96
    ---------------------------
    Patrick D. Lynch
/s/ Catherine Cope MacMillan       Director                        3/28/96
    ---------------------------
    Catherine Cope MacMillan
/s/ Dwight H. Murray, Jr. M.D.      Director                        3/28/96
    ---------------------------
    Dwight H. Murray, Jr., M.D.
/s/ Ronald A. Nelson               Director                         3/28/96
    ---------------------------
    Ronald A. Nelson
/s/ Carl Otto                      Director                        3/28/96
    ---------------------------
    Carl Otto
/s/                                Director                        3/28/96
    --------------------------
    Edward B. Sylvester