Form 10-K/A
period 1995-12-31
WESTAMERICA BANCORPORATION
filed 1996-05-01
CIK 311094

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

ITEM 6.  Selected Financial Data

                             Financial Summary

(In thousands, except per share data and number of shareholders)

Financial Summary
(In thousands,
except per share data)                  1995        1994*       1993*      1992*       1991*
- -------------------------------------------------------------------------------------------
Years ended December 31
Interest income                   $  174,377  $  166,094   $ 165,975  $ 185,060  $  212,811
Interest expense                      58,612      49,860      51,158     69,951     103,233
- -------------------------------------------------------------------------------------------
Net interest income                  115,765     116,234     114,817    115,109     109,578
Provision for loan losses              5,595       7,420      10,581      8,410      12,201
Non-interest income                   21,533      25,999      33,806     30,646      28,485
Non-interest expense                  86,340      94,341     121,441    111,662     103,358
- -------------------------------------------------------------------------------------------
Income before income taxes            45,363      40,472      16,601     25,683      22,504
Provision for income taxes            13,979      12,810       4,507      9,642       7,742
- -------------------------------------------------------------------------------------------
Net income                        $   31,384  $   27,662  $   12,094  $  16,041  $   14,762
===========================================================================================

Per share:
     Net income                   $     3.18  $     2.79  $     1.22  $    1.66  $     1.54
     Dividends declared                  .77         .64         .57        .51         .44
     Book value at December 31         22.87       20.67       19.03      18.18       17.12
Average common shares outstanding      9,877       9,916       9,884      9,678       9,587
Shares outstanding at December 31      9,793       9,901       9,914      9,772       9,494


At December 31
Cash and cash equivalents         $  182,133  $  180,957  $  157,750  $  198,011  $  183,296
Investment securities and
  money market assets                862,762     826,896     807,490     654,883     599,187
Loans, net                         1,353,732   1,354,539   1,368,923   1,424,436   1,494,766
Other assets                          92,317      95,035      94,685      99,385      89,456
- --------------------------------------------------------------------------------------------
Total assets                      $2,490,944  $2,457,427  $2,428,848  $2,376,715  $2,366,705
============================================================================================

Non-interest bearing deposits     $  497,489  $  472,301  $  462,636   $ 397,185  $  357,295
Interest bearing deposits          1,552,032   1,599,391   1,647,395   1,744,900   1,788,136
Other liabilities                    217,486     181,074     130,173      56,990      58,691
Shareholders' equity                 223,937     204,661     188,644     177,640     162,583
- --------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity           $2,490,944  $2,457,427  $2,428,848  $2,376,715  $2,366,705
============================================================================================

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.
**   Fully taxable equivalent

Financial Summary
Continued

(In thousands,
except per share data)                  1995        1994*       1993*  1992*       1991*
- ------------------------------------------------------------------------------------------
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

Components of Net Income
(Percent of average earning assets)        1995       1994       1993
- ---------------------------------------------------------------------
Net interest income*                       5.56%      5.45%      5.50%
Provision for loan losses                  (.25)      (.33)      (.49)
Non-interest income                         .98       1.17       1.58
Non-interest expense                      (3.92)     (4.23)     (5.67)
Taxes*                                     (.94)      (.82)      (.35)
- ---------------------------------------------------------------------
     Net income                            1.43%      1.24%       .57%
=====================================================================
Net income as a percentage of
     average total assets                  1.30%      1.13%       .51%

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

Components of Net Interest Income
(In millions)                      1995       1994       1993
- -------------------------------------------------------------
Interest income               $   174.4   $  166.1   $  166.0
Interest expense                  (58.6)     (49.9)     (51.1)
FTE adjustment                      6.5        5.4        2.8
- -------------------------------------------------------------
  Net interest income (FTE)   $   122.3   $  121.6   $  117.7
=============================================================
Average earning assets        $ 2,200.9   $2,232.6   $2,146.0
Net interest margin (FTE)          5.56%      5.45%      5.50%

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

Distribution of Average Assets, Liabilities and Shareholders' Equity Yields/Rates and Interest Margin

(Dollars in thousands)                                 Full Year 1995
- --------------------------------------------------------------------------
                                                          Interest   Rates
                                                 Average   income/ earned/
                                                  balance  expense    paid
- --------------------------------------------------------------------------
Assets
Money market assets and funds sold             $    4,886 $    276    5.65 %
Trading account securities                             11        1    6.35
Investment securities                             826,329   51,289    6.21

Loans:
  Commercial                                      806,103   79,010    9.80
  Real estate construction                         62,562    7,178   11.47
  Real estate residential                         213,967   15,919    7.44
  Consumer                                        287,032   27,249    9.49
- ------------------------------------------------------------------
Earning assets                                  2,200,890  180,922    8.22

Other assets                                      215,973
- ---------------------------------------------------------
    Total assets                               $2,416,863
=========================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $  451,560
  Savings and interest-bearing
    transaction                                 1,087,169   24,519    2.26 %
  Time less than $100,000                         305,507   15,066    4.93
  Time $100,000 or more                           166,241    8,895    5.35
- ------------------------------------------------------------------
    Total interest-bearing deposits             1,558,917   48,480    3.11
Funds purchased                                   149,902    8,403    5.61
Notes and mortgages payable                        22,667    1,729    7.63
- ------------------------------------------------------------------
  Total interest-bearing liabilities            1,731,486   58,612    3.39
Other liabilities                                  18,961
Shareholders' equity                              214,856
- ---------------------------------------------------------
  Total liabilities and shareholders' equity   $2,416,863
=========================================================
Net interest spread (1)                                               4.83 %
Net interest income and interest margin (2)               $122,310    5.56 %
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

Distribution of Average Assets, Liabilities and Shareholders' Equity Yields/Rates and Interest Margin

(Dollars in thousands)                                Full Year 1994
- ---------------------------------------------------------------------------
                                                          Interest   Rates
                                                 Average   income/ earned/
                                                  balance  expense    paid
- --------------------------------------------------------------------------
Assets
Money market assets and funds sold             $   35,514 $  1,367    3.85 %
Trading account securities                             37        2    4.24
Investment securities                             831,478   49,272    5.93

Loans:
  Commercial                                      798,894   72,894    9.12
  Real estate construction                         76,875    7,695   10.01
  Real estate residential                         197,675   14,236    7.20
  Consumer                                        292,080   25,959    8.89
- ------------------------------------------------------------------
Earning assets                                  2,232,553  171,425    7.68

Other assets                                      221,555
- ---------------------------------------------------------
    Total assets                               $2,454,108
=========================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $  439,881 $     --      -- %
  Savings and interest-bearing
    transaction                                 1,166,249   23,672    2.03
  Time less than $100,000                         320,915   12,533    3.91
  Time $100,000 or more                           153,504    5,762    3.75
- ------------------------------------------------------------------
    Total interest-bearing deposits             1,640,668   41,967    2.56
Funds purchased                                   130,299    5,281    4.05
Notes and mortgages payable                        29,690    2,612    8.80
- ------------------------------------------------------------------
  Total interest-bearing liabilities            1,800,657   49,860    2.77
Other liabilities                                  17,780
Shareholders' equity                              195,790
- ---------------------------------------------------------
  Total liabilities and shareholders' equity   $2,454,108
=========================================================
Net interest spread (1)                                               4.91 %
Net interest income and interest margin (2)               $121,565    5.45 %
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

Distribution of Average Assets, Liabilities and Shareholders' Equity Yields/Rates and Interest Margin

(Dollars in thousands)                                Full Year 1993
- ---------------------------------------------------------------------------
                                                          Interest   Rates
                                                 Average   income/ earned/
                                                  balance  expense    paid
- --------------------------------------------------------------------------
Assets
Money market assets and funds sold             $   36,348 $  1,159    3.19 %
Trading account securities                            183        6    3.14
Investment securities                             698,961   43,328    6.20

Loans:
  Commercial                                      807,878   71,201    8.81
  Real estate construction                         87,080    7,854    9.02
  Real estate residential                         196,346   16,039    8.17
  Consumer                                        319,182   29,226    9.16
- ------------------------------------------------------------------
Earning assets                                  2,145,978  168,813    7.87

Other assets                                      231,498
- ---------------------------------------------------------
    Total assets                               $2,377,476
=========================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $  405,200 $     --      -- %
  Savings and interest-bearing
    transaction                                 1,121,004   24,130    2.15
  Time less than $100,000                         382,608   15,852    4.14
  Time $100,000 or more                           194,072    7,141    3.68
- ------------------------------------------------------------------
    Total interest-bearing deposits             1,697,684   47,123    2.78
Funds purchased                                    60,136    2,018    3.36
Notes and mortgages payable                        17,986    2,017   11.21
- ------------------------------------------------------------------
  Total interest-bearing liabilities            1,775,806   51,158    2.88
Other liabilities                                  16,757
Shareholders' equity                              179,713
- ---------------------------------------------------------
  Total liabilities and shareholders' equity   $2,377,476
=========================================================
Net interest spread (1)                                               4.99 %
Net interest income and interest margin (2)               $117,655    5.50 %
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

                                               For the years
(In thousands)                               ended December 31,
- -------------------------------------------------------------------
                                          1995 compared with 1994
                                        ---------------------------
                                        Volume       Rate    Total
- ------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold          $(2,386)    $1,295  $(1,091)
  Trading account securities                (3)         2       (1)
  Investment securities                   (303)     2,320    2,017

  Loans:
    Commercial                             663      5,453    6,116
    Real estate construction            (2,407)     1,890     (517)
    Real estate residential              1,201        482    1,683
    Consumer                              (438)     1,728    1,290
- ------------------------------------------------------------------
      Total loans                         (981)     9,553    8,572
- ------------------------------------------------------------------
Total increase (decrease) in
      interest and fee income           (3,673)    13,170    9,497
- ------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing            (1,326)     2,173      847
    Time less than $ 100,000              (566)     3,099    2,533
    Time $ 100,000 or more                 511      2,622    3,133
- ------------------------------------------------------------------
  Total interest-bearing                (1,381)     7,894    6,513
  Funds purchased                          880      2,242    3,122
  Notes and mortgages payable             (565)      (318)    (883)
- ------------------------------------------------------------------
    Total increase (decrease) in
         interest expense               (1,066)     9,818    8,752
- ------------------------------------------------------------------
   Increase (decrease) in
      net interest income              $(2,607)    $3,352   $  745
==================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

                                               For the years
(In thousands)                               ended December 31,
- ------------------------------------------------------------------
                                         1994 compared with 1993
                                       ---------------------------
                                        Volume       Rate    Total
- ------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold           $  (26)    $  234   $  208
  Trading account securities                (7)         3       (4)
  Investment securities                  7,743     (1,799)   5,944

  Loans:
    Commercial                            (779)     2,472    1,693
    Real estate construction            (2,539)     2,380     (159)
    Real estate residential                109     (1,912)  (1,803)
    Consumer                            (2,427)      (840)  (3,267)
- ------------------------------------------------------------------
      Total loans                       (5,636)     2,100   (3,536)
- ------------------------------------------------------------------
Total increase (decrease) in
      interest and fee income            2,074       (538)   2,612
- ------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing             1,108     (1,566)    (458)
    Time less than $ 100,000            (2,448)      (871)  (3,319)
    Time $ 100,000 or more              (1,526)       147   (1,379)
- ------------------------------------------------------------------
  Total interest-bearing                (2,866)    (2,290)  (5,156)
  Funds purchased                        2,770        493    3,263
  Notes and mortgages payable              890       (295)     595
- ------------------------------------------------------------------
    Total increase (decrease) in
         interest expense                  794     (2,092)  (1,298)
- ------------------------------------------------------------------
   Increase in net
      interest income                   $1,280     $2,630   $3,910
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

     The Company had no trading securities at December 31, 1995.

     For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements found on pages 47 and 50.

The following table shows the amortized cost of the Company's investment securities as of the dates indicated:


(In thousands)                                  1995      1994      1993
- ------------------------------------------------------------------------

U.S. Treasury                               $240,832  $279,014  $286,300
U.S. Government agencies and corporations    248,964   275,221   269,004
States and political subdivisions            228,068   198,135   128,758
Asset backed securities                       83,636    37,162    65,433
Other securities                              58,079    40,785    45,701
- ------------------------------------------------------------------------
  Total                                     $859,579  $830,317  $795,196
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

                                Held to Maturity
- -----------------------------------------------------------------------------------------
                      Within    After One  After Five
                         One   But Within  But Within   After Ten   Mortgage
(Dollars in thousands)  Year   Five Years   Ten Years       Years     Backed       Total
- ----------------------------------------------------------------------------------------
U.S. Treasury          $   --      $   --     $    --     $    --     $    --    $     --
    Interest rate         --%         --%         --%         --%         --%         --%

U.S. Government agencies
  and corporations         --          --          --          --          --          --
    Interest rate         --%         --%         --%         --%         --%         --%

States and political
  subdivisions            997       4,020      47,286      57,451          --     109,754
    Interest rate       7.97%      10.81%       8.11%       8.31%         --%       8.31%

Asset backed               --       3,264          --          --          --       3,264
    Interest rate         --%       5.53%         --%         --%         --%       5.53%

Other securities        1,896          --          --       2,198          --       4,094
    Interest rate       6.70%         --%         --%       6.00%         --%       6.32%
- -----------------------------------------------------------------------------------------
  Subtotal             $2,893      $7,284     $47,286     $59,649    $     --    $117,112
     Interest rate      7.14%       8.44%       8.11%       8.23%         --%       8.16%

Mortgage backed            --          --          --          --     125,063     125,063
    Interest rate         --%         --%         --%         --%       5.20%       5.20%
- -----------------------------------------------------------------------------------------
   Total               $2,893      $7,284     $47,286     $59,649    $125,063    $242,175
     Interest rate      7.14%       8.44%       8.11%       8.23%       5.20%       6.63%
=========================================================================================





                                Available for Sale
- -----------------------------------------------------------------------------------------
                      Within    After One  After Five
                         One   But Within  But Within   After Ten   Mortgage
(Dollars in thousands)  Year   Five Years   Ten Years       Years     Backed       Total
- ----------------------------------------------------------------------------------------
U.S. Treasury        $121,547    $119,284     $    --     $    --     $    --    $240,831
    Interest rate       5.80%       5.27%         --%         --%         --%       5.54%

U.S. Government agencies
  and corporations     13,000      20,349          --          --          --      33,349
    Interest rate       4.93%       5.82%         --%         --%         --%       5.47%

States and political
  subdivisions          8,452      24,038      26,205      59,618          --     118,313
    Interest rate       7.98%       9.36%       7.85%       8.17%         --%       8.32%

Asset backed               --      33,879      46,493          --          --      80,372
    Interest rate         --%       5.60%       6.09%         --%         --%       5.88%

Other securities        1,010      47,470          --       5,505          --      53,985
    Interest rate       7.00%       6.26%         --%      10.22%         --%       6.68%
- -----------------------------------------------------------------------------------------
  Subtotal           $144,009    $245,020     $72,698     $65,124         $--    $526,850
     Interest rate      5.86%       5.95%       6.72%       8.34%         --%       6.33%

Mortgage backed            --          --          --          --      90,554      90,554
    Interest rate         --%         --%         --%         --%       6.10%       6.10%
- -----------------------------------------------------------------------------------------
   Total             $144,009    $245,020     $72,698     $65,124     $90,553    $617,404
     Interest rate      5.86%       5.95%       6.72%       8.34%       6.10%       6.30%
=========================================================================================

Loan Portfolio

     The following table shows the composition of loans of the Company by type of loan or type of borrower, on the dates indicated.

Composition of the Loan Portfolio

(In thousands)                  1995          1994          1993          1992          1991
- --------------------------------------------------------------------------------------------
Commercial and commercial
  real estate             $  816,422    $  813,589    $  812,630    $  820,666   $   844,870
Real estate construction      54,181        73,492        76,330        99,924       131,450
Real estate residential      237,535       207,477       206,264       201,080       181,216
Consumer                     291,350       308,812       319,545       350,919       384,642
Unearned income              (12,248)      (16,381)      (15,801)      (18,899)      (19,301)
- --------------------------------------------------------------------------------------------
Gross loans               $1,387,240    $1,386,989    $1,398,968    $1,453,690    $1,522,877
Reserve for loan losses      (33,508)      (32,450)      (30,045)      (29,254)      (28,111)
- --------------------------------------------------------------------------------------------
Net loans                 $1,353,732    $1,354,539    $1,368,923     $1,424,436   $1,494,766
============================================================================================


Maturities and Sensitivity of Selected Loans to Changes in Interest Rates

     The following table shows the maturity distribution and interest rate sensitivity of Commercial and Real estate construction loans at December 31, 1995.*

                                       Within      One to       After
                                     one year  five years  five years       Total
- ---------------------------------------------------------------------------------
Commercial and Commercial
  real estate**                      $540,942    $132,501    $142,979     $816,422
Real estate construction               52,445       1,736          --       54,181
- ----------------------------------------------------------------------------------
    Total                            $593,387    $134,237    $142,979     $870,603
==================================================================================
Loans with fixed interest rates      $ 31,065    $134,237    $142,979     $308,281
Loans with floating interest rates    562,322          --          --      562,322
- ----------------------------------------------------------------------------------
    Total                            $593,387    $134,237    $142,979     $870,603
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

The following is a summary of classified assets on the dates indicated:

(In millions)
At December 31,                  1995             1994
- ------------------------------------------------------
Classified loans                $44.9            $49.7
Other classified assets           5.1              8.0
- ------------------------------------------------------
Total classified assets         $50.0            $57.7
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

Non-performing assets
(in millions)                            1995     1994     1993     1992     1991
- ---------------------------------------------------------------------------------
Performing non-accrual loans            $ 2.4    $ 2.0    $ 1.9    $ 1.2    $ 2.2
Non-performing non-accrual loans          7.5      8.3     13.9     36.2     50.1
- ---------------------------------------------------------------------------------
  Total non-accrual loans                 9.9     10.3     15.8     37.4     52.3
Loans 90 or more days past due
  and still accruing                       .3      1.8      1.7       .6      1.6
- ---------------------------------------------------------------------------------
  Total non-performing loans             10.2     12.1     17.5     38.0     53.9
Other real estate owned                   5.1      8.0     14.0     18.6      5.8
- ---------------------------------------------------------------------------------
    Total non-performing assets         $15.3    $20.1    $31.5    $56.6    $59.7
=================================================================================
Reserve for loan losses as a percentage of
    non-performing loans                  329%     268%     172%      77%      52%





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

Summary of Non-Accrual Loans
(In thousands)
- --------------------------------------------------------------------------------
December 31,                            1995     1994     1993     1992     1991
- --------------------------------------------------------------------------------
Performing non-accrual loans          $2,464  $ 1,943  $ 1,927  $ 1,199  $ 2,227
Non-performing non-accrual loans       7,486    8,347   13,852   36,182   50,074
- --------------------------------------------------------------------------------
  Total non-accrual loans              9,950   10,290   15,779   37,381   52,301
- --------------------------------------------------------------------------------
Performing non-accrual loans
  Commercial                           1,367    1,761    1,198    1,125    2,227
  Real estate construction             1,097      156      729       --       --
  Real estate residential                 --       --       --       74       --
  Consumer                                --       26       --       --       --
- --------------------------------------------------------------------------------
    Total performing
       non-accrual loans               2,464    1,943    1,927    1,199    2,227
- --------------------------------------------------------------------------------
Non-performing non-accrual loans
  Commercial                           3,641    4,201    9,143   22,671   25,237
  Real estate construction             2,927    2,229    3,887    1,078   22,032
  Real estate residential                645    1,774      197    2,142    2,491
  Consumer                               272      143      625      291      314
- --------------------------------------------------------------------------------
    Total non-performing
       non-accrual loans               7,486    8,347   13,852   36,182   50,074
- --------------------------------------------------------------------------------
    Total non-accrual loans           $9,950  $10,290  $15,779  $37,381  $52,301
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

     The following table summarizes the loan loss experience of the Company for the periods indicated:

Loan Loss Experience
(In thousands)
- --------------------------------------------------------------------------------------------
December 31,                        1995         1994         1993         1992         1991
- --------------------------------------------------------------------------------------------
Total loans outstanding       $1,387,240   $1,386,989   $1,398,968   $1,453,690   $1,522,877
Average loans outstanding
during the period              1,369,663    1,363,109    1,410,485    1,471,777    1,536,926

Analysis of the reserve:
 Balance, beginning of period    $32,450      $30,045      $29,254      $28,111      $22,592
  Credit losses:
    Commercial                    (3,033)      (4,004)      (6,469)      (5,286)      (6,118)
    Real estate construction      (1,292)        (750)      (2,274)      (1,657)         (50)
    Real estate residential         (167)          --         (114)         (80)          --
    Consumer                      (2,278)      (2,663)      (2,657)      (3,178)      (4,336)
- --------------------------------------------------------------------------------------------
     Total                        (6,770)      (7,417)     (11,514)     (10,201)     (10,504)

  Credit loss recoveries:
    Commercial                     1,117        1,088        1,193        1,360        1,118
    Real estate construction           3           65           --           --           --
    Real estate residential           --           --            5           18           --
    Consumer                       1,113        1,249        1,210        1,556        2,704
- --------------------------------------------------------------------------------------------
     Total                         2,233        2,402        2,408        2,934        3,822
- --------------------------------------------------------------------------------------------
     Net credit losses            (4,537)      (5,015)      (9,106)      (7,267)      (6,682)
- --------------------------------------------------------------------------------------------
     Sale of Sonoma Valley Bank       --           --         (684)          --           --
   Additions to the reserve charged
     to operating expense          5,595        7,420       10,581        8,410       12,201
- --------------------------------------------------------------------------------------------
  Balance, end of period         $33,508      $32,450      $30,045      $29,254      $28,111
============================================================================================

Net credit losses to average loans   .33%         .37%         .65%         .49%         .43%

Reserve for loans losses as a
  percentage of loans outstanding   2.42%        2.34%        2.15%        2.01%        1.85%



The following table present the allocation of the loan loss reserve balance on the dates indicated:

Allocation of the Loan Loss Reserve

(Dollars in thousands)

- ----------------------------------------------------------------------------
At December 31,                      1995                      1994
- ------------------------------------------------     -----------------------
                          Allocation    Loans as     Allocation     Loans as
                                  of  Percent of             of   Percent of
Type of loan                 Reserve       Total        Reserve        Total
- ------------                 Balance       Loans        Balance        Loans
                             -------     -------        -------      -------
Commercial                   $13,519        58.9%       $11,596       58.6%
Real estate construction       3,586         3.9          2,108        5.3
Real estate residential           57        17.1             47       15.0
Consumer                       3,588        20.1          3,765       21.1
Unallocated portion
 of the reserve               12,758                     14,934
                             -------     -------        -------    -------
Total                        $33,508       100.0%       $32,450      100.0%
                             =======     =======        =======    =======

At December 31,                      1993                      1992
- -------------------------------------------------     ---------------------
                           Allocation    Loans as     Allocation   Loans as
                                   of  Percent of             of Percent of
Type of loan                  Reserve       Total        Reserve      Total
- ------------                  Balance       Loans        Balance      Loans
                              -------     -------       -------    -------
Commercial                   $15,454        58.1%       $16,610       56.5%
Real estate construction       2,592         5.5            964        6.9
Real estate residential           85        14.7            545       13.8
Consumer                       3,921        21.7          3,872       22.8
Unallocated portion
 of the reserve                7,993                      7,263
- --------------------------------------------------------------------------
Total                        $30,045       100.0%       $29,254      100.0%
==========================================================================

At December 31,                                  1991
- --------------------------------------------------------------
                                     Allocation       Loans as
                                             of     Percent of
Type of loan                            Reserve          Total
- ------------                            Balance          Loans
                                        -------        -------
Commercial                              $11,041           55.5%
Real estate construction                  2,390            8.6
Real estate residential                      50           11.9
Consumer                                  2,363           24.0
Unallocated portion of the reserve       12,267
- --------------------------------------------------------------
Total                                   $28,111          100.0%
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

The following summarizes the Company's impaired loans at December 31, 1995:

                                  Troubled            Total
               Non-accrual            Debt         Impaired     Specific
(In thousands)      Loans   Restructurings   Other    Loans     Reserves
- ------------------------------------------------------------------------
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

Interest Rate Sensitivity Analysis
                                                      At December 31, 1995
                           -------------------------------------------------------------------
                           Repricing within:
                           -----------------
                              0-30     31-90     91-180   180-365   Over One    Non-
(In millions)                 Days      Days      Days      Days      Year   Repricing   Total
- -----------------------------------------------------------------------------------------------
Assets
  Investment securities       $   21     $  32     $  68     $ 138    $  604     $  --    $  863
  Loans                          686        42        62        66       531        --     1,387
  Other assets                    --        --        --        --        --       241       241
- ------------------------------------------------------------------------------------------------
    Total assets              $  707     $  74     $ 130     $ 204    $1,135     $ 241    $2,491
================================================================================================
Liabilities
  Non-interest bearing        $   --     $  --     $  --     $  --    $   --     $ 497    $  497
  Interest bearing:
    Transaction                  356        --        --        --        --        --       356
    Money market savings         477        --        --        --        --        --       477
    Passbook savings             240        --        --        --        --        --       240
    Time                         104       111       105        75        84        --       479
Short-term borrowings            176        --        --        --        --        --       176
Long-term debt                    --        --        --        --        20        --        20
Other liabilities                 --        --        --        --        --        22        22
Shareholders' equity              --        --        --        --        --       224       224
- ------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity    $1,353     $ 111     $ 105     $  75    $  104     $ 743    $2,491
================================================================================================
Net assets (liabilities)
    subject to repricing      $ (646)    $ (37)    $  25     $ 129    $1,031     $(502)
- --------------------------------------------------------------------------------------
Cumulative net assets
    (liabilities) subject
    to repricing              $ (646)    $(683)    $(658)    $(529)   $  502     $  --
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

Capital to Risk-Adjusted Assets

                                                            Minimum
                                                         Regulatory
                                                            Capital
At December 31,                     1995      1994     Requirements
- -------------------------------------------------------------------
Tier I Capital                     12.77%    12.53%            4.00%
Total Capital                      15.18     15.01             8.00
Leverage ratio                      9.12      8.37             4.00

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

Financial Ratios

The following table shows key financial ratios for the periods indicated:

- -------------------------------------------------------------------
For the Years Ended                       1995      1994       1993
- -------------------------------------------------------------------
Return on average total assets            1.30%     1.13%       .51%
Return on average shareholders equity    14.61     14.13       6.73
Average shareholders' equity as a
  percent of:
      Average total assets                8.89      7.98       7.56
      Average total loans                15.69     14.36      12.79
      Average total deposits             10.69      9.41       8.55
      Dividend payout ratio              24%       23%        47%


Deposits

The following table sets forth, by time remaining to maturity, the Company's domestic time deposits in amounts of $100,000 or more.

(In thousands)
- ----------------------------------------------
December 31,                              1995
- ----------------------------------------------

Three months or less                  $109,112
Three to six months                     25,979
Six to 12 months                        21,858
Over twelve months                      12,801
- ----------------------------------------------
  Total                               $169,750
==============================================

Short Term Borrowings

The following table sets forth the short-term borrowings of the Company.

(In thousands)
- ------------------------------------------------------------------
December 31,                              1995      1994      1993
- ------------------------------------------------------------------

Federal funds purchased               $ 45,000  $  1,300   $25,000
Other borrowing funds:
  Retail repurchased agreements         91,622   114,340    35,450
  Other                                 39,000    19,786    15,847
- ------------------------------------------------------------------
Total other borrowing funds            130,622   134,126    51,297
- ------------------------------------------------------------------
    Total funds purchased             $175,622  $135,426   $76,297
==================================================================


Further detail of the other borrowed funds are:

(In thousands)
- ------------------------------------------------------------------
December 31,                              1995      1994      1993
- ------------------------------------------------------------------

Outstanding:
  Average for the year                $140,083   $122,236  $40,154
  Maximum during the year              154,022    173,201   74,818
Interest rates:
  Average for the year                    5.57%      4.09%    3.36%
  Average at period end                   5.31%      5.11%    3.20%

Non-Interest Income

Components of Non-Interest Income
- --------------------------------------------------------------
(In millions)                       1995       1994       1993
- --------------------------------------------------------------
Deposit account fees               $12.7      $12.9      $13.9
Credit card merchant fees            2.4        2.4        2.3
Mortgage banking income              1.5        4.3        8.1
Brokerage commissions                 .6         .7         .8
Trust fees                            .6         .8         .7
Net investment
 securities (loss) gain               --        (.1)        .4
 Sale of Sonoma Valley Bank           --         --         .7
Automobile receivable servicing       --         --        1.3
Other income                         3.7        5.0        5.6
- --------------------------------------------------------------
     Total                         $21.5      $26.0      $33.8
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

Non-Interest Expense

Components of Non-Interest Expense
- -----------------------------------------------------------------
(In millions, except
full-time equivalent staff)            1995       1994       1993
- -----------------------------------------------------------------
Salaries                              $32.6      $36.4     $ 40.4
Other personnel benefits                8.6        8.7        8.8
Occupancy                              10.7       10.6       11.8
Equipment                               6.3        6.1        7.5
Data processing                         4.2        4.5        4.3
Professional fees                       3.9        4.1        4.3
FDIC insurance assessment               2.4        4.7        5.0
Stationery and supplies                 1.6        1.7        2.4
Advertising and public relations        1.6        1.6        2.3
Loan expense                            1.1        3.0        5.7
Operational losses                      1.0        1.3        2.0
Insurance                               1.0         .9        1.2
Merchant credit card                     .8         .9        1.1
Other real estate owned                  .9         .6       11.6
Other expense                           9.6        9.2       13.0
- -----------------------------------------------------------------
     Total                            $86.3      $94.3     $121.4
=================================================================

Components of Non-Interest Expense
Continued
- -----------------------------------------------------------------
(In millions, except
full-time equivalent staff)            1995       1994       1993
- -----------------------------------------------------------------

Average full-time equivalent staff      898      1,024      1,143
Average assets per full-time
     equivalent staff                $ 2.69     $ 2.40     $ 2.08

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

ITEM 8.  Financial Statements and Supplementary Data

Index to Financial Statements
                                                                         Page
                                                                         ----

Consolidated Balance Sheets as of December 31, 1995 and 1994             40
Consolidated Statements of Income for the years ended
  December 31. 1995, 1994 and 1993                                       42
Consolidated Statements of Changes in Shareholders' Equity for
  the years ended December 31, 1995, 1994 and 1993                       44
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                                       45
Notes to consolidated financial statements                               47
Management's Letter of Financial Responsibility                          70
Independent Auditors' Report                                             71

Westamerica Bancorporation
Consolidated Balance Sheets
(In thousands)
December 31,                                       1995               1994*
- --------------------------------------------------------------------------
Assets
     Cash and cash equivalents (Note 15)     $  182,133          $ 180,957
     Money market assets                            250                250
     Trading account securities                      --                 --
     Investment securities available for sale;
       fair value (Note 2)                      620,337            188,187
     Investment securities held to maturity;
       market values of $244,303 in 1995
       and $608,146 in 1994 (Note 2)            242,175            638,459
     Loans, net of reserve for loan losses of
       $33,508 in 1995 and $32,450 in 1994
       (Notes 3, 4 and 14)                    1,353,732          1,354,539
     Other real estate owned                      5,103              8,023
     Premises and equipment,
       net (Notes 5 and 6)                       26,625             29,332
     Interest receivable and
      other assets (Note 8)                      60,589             57,680
- --------------------------------------------------------------------------
     Total assets                            $2,490,944         $2,457,427
==========================================================================
Liabilities
     Deposits:
          Non-interest bearing               $  497,489         $  472,301
          Interest bearing:
               Transaction                      356,099            357,682
               Savings                          716,871            784,933
               Time (Notes 2 and 6)             479,062            456,776
     Total deposits                           2,049,521          2,071,692
     Funds purchased (Note 6)                   175,622            135,426
     Liability for interest, taxes,
      other expenses, minority interest
      and other (Note 8)                         21,864             20,124
     Notes and mortgages payable (Note 6)        20,000             25,524
- --------------------------------------------------------------------------
     Total liabilities                        2,267,007          2,252,766
- --------------------------------------------------------------------------
     Commitments and contingent
      liabilities (Notes 4, 11 and 12)               --                 --

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

See accompanying notes to consolidated financial statements.

Westamerica Bancorporation
Consolidated Balance Sheets
Continued
(In thousands)
December 31,                                       1995               1994*
- --------------------------------------------------------------------------

Shareholders' Equity (Notes 7 and 15)
     Common stock (no par value)
          Authorized   50,000 shares
          Issued and outstanding
           9,793 shares in 1995 and
           9,901 shares in 1994                  94,786             93,629
     Unrealized gain (loss) on securities
      available for sale, net of taxes            1,691             (2,270)
     Retained earnings                          127,460            113,302
- --------------------------------------------------------------------------
     Total shareholders' equity                 223,937            204,661
- --------------------------------------------------------------------------
     Total liabilities and
       shareholders' equity                  $2,490,944         $2,457,427
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

Westamerica Bancorporation
Consolidated Statements of Income

(In thousands, except per share amounts)
For the years ended December 31,                 1995       1994*       1993*
- ----------------------------------------------------------------------------
Interest Income
 Loans                                       $128,264   $120,115    $124,060
 Money market assets
  and federal funds sold                          276      1,367       1,159
 Trading account securities                         1          2           6
 Investment securities available for sale:
               Taxable                         12,550     10,444          --
               Non-taxable                        270        174          --
 Investment securities held to maturity:
               Taxable                         21,797     24,678          --
               Non-taxable                     11,219      9,314          --
 Investment securities:
               Taxable                            --          --      34,891
               Non-taxable                        --          --       5,859
- ----------------------------------------------------------------------------
  Total interest income                       174,377    166,094     165,975
- ----------------------------------------------------------------------------
Interest Expense
  Transaction deposits                          3,802      3,669       5,189
  Savings deposits                             20,716     20,003      18,941
  Time deposits (Note 6)                       23,961     18,295      22,993
  Funds purchased                               8,403      5,281       2,018
  Notes and mortgages payable (Note 6)          1,730      2,612       2,017
- ----------------------------------------------------------------------------
   Total interest expense                      58,612     49,860      51,158
- ----------------------------------------------------------------------------
Net Interest Income                           115,765    116,234     114,817

   Provision for loan losses (Note 3)           5,595      7,420      10,581
- ----------------------------------------------------------------------------
   Net interest income
    after provision for loan losses           110,170    108,814     104,236
- ----------------------------------------------------------------------------
Non-Interest Income
 Service charges on deposit accounts           12,734     12,948      13,920
 Merchant credit card                           2,422      2,401       2,338
 Mortgage banking                               1,479      4,270       8,052
 Trust fees                                       615        751         689
 Brokerage commissions                            611        673         839
 Net investment securities gain (loss)             19        (60)        351
 Other                                          3,653      5,016       7,617
- ----------------------------------------------------------------------------
 Total non-interest income                     21,533     25,999      33,806
- ----------------------------------------------------------------------------

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

See accompanying notes to consolidated financial statements.

Westamerica Bancorporation
Consolidated Statements of Income
Continued
(In thousands, except per share amounts)
For the years ended December 31,                 1995       1994*       1993*
- ----------------------------------------------------------------------------
Non-Interest Expense
 Salaries and related
  benefits (Note 13)                           41,171      45,106     49,163
 Occupancy (Notes 5 and 11)                    10,684      10,632     11,822
 Equipment (Notes 5 and 11)                     6,255       6,149      7,514
 Data processing                                4,239       4,466      4,297
 Professional fees                              3,905       4,079      4,313
 FDIC insurance assessment                      2,375       4,683      4,952
 Other real estate owned                          890         623     11,589
 Other                                         16,821      18,603     27,791
- ----------------------------------------------------------------------------
  Total non-interest expense                   86,340      94,341    121,441
- ----------------------------------------------------------------------------
Income Before Income Taxes                     45,363      40,472     16,601
 Provision for income
  taxes (Note 8)                               13,979      12,810      4,507
- ----------------------------------------------------------------------------
Net Income                                   $ 31,384    $ 27,662   $ 12,094
============================================================================
     Average common shares outstanding          9,877       9,916      9,884
Per Share Data (Notes 7 and 18)
     Net income                              $   3.18    $   2.79   $   1.22
     Dividends declared                           .77         .64        .57

* Restated on an historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

See accompanying notes to consolidated financial statements.

Westamerica Bancorporation
Consolidated Statements of Changes in Shareholders' Equity
(In thousands)
<CAPITON>
                                            Unrealized       Unrealized
                                           Gain (Loss)       Decline in
                                         on Securities       Fair Value
                                         Available for          of Bond   Retained
                     Common Stock   Sale, net of taxes     Mutual Funds   Earnings     Total
- --------------------------------------------------------------------------------------------
December 31, 1992*       $ 90,793            $      --        $   (117)   $ 86,962  $177,638
Net income for the year        --                   --              --      12,094    12,094
Stock issued                1,521                   --              --          --     1,521
Retirement of stock            --                   --              --          --        --
Dividends                     629                   --              --      (5,735)   (5,106)
Cash in lieu of
 fractional shares             --                   --              --         (54)      (54)
Net change in unrealized
 decline in fair value
 of bond mutual funds          --                   --             117          --       117
Adoption of SFAS No. 115
 Unrealized gain on secur-
 ities available for sale      --                2,434              --          --     2,434
- --------------------------------------------------------------------------------------------
December 31, 1993*       $ 92,943            $   2,434        $     --    $ 93,267  $188,644
Net income for the year        --                   --              --      27,662    27,662
Stock issued                1,242                   --              --          --     1,242
Retirement of stock          (556)                  --              --      (1,932)   (2,488)
Dividends                      --                   --              --      (5,695)   (5,695)
Unrealized loss on
securities available
 for sale                      --               (4,704)             --          --    (4,704)
- --------------------------------------------------------------------------------------------
December 31, 1994*       $ 93,629            $  (2,270)       $     --    $113,302  $204,661
Net income for the year        --                    --             --      31,384    31,384
Stock issued                3,797                    --             --          --     3,797
Retirement of stock        (2,640)                   --             --      (9,701)  (12,341)
Dividends                      --                    --             --      (7,489)   (7,489)
Cash in lieu of
 fractional shares             --                    --             --         (36)      (36)
Unrealized gain on
 securities available
  for sale                     --                 3,961             --          --     3,961
- --------------------------------------------------------------------------------------------
December 31, 1995        $ 94,786            $    1,691       $     --    $127,460  $223,937
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



Westamerica Bancorporation
Consolidated Statements of Cash Flows

(In thousands)
For the years ended December 31,                1995         1994*      1993*
- ----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                   $ 31,384   $ 27,662    $ 12,094
Adjustments to reconcile net income
 to net cash provided by operating
  activities:
   Depreciation and amortization                4,731      5,231       4,982
   Loan loss provision                          5,595      7,420      10,581
   Amortization of deferred
    net loan fees/costs                        (1,858)    (1,143)        122
   Increase in interest income receivable      (1,170)    (1,379)     (2,385)
   (Decrease) increase in other assets          2,438     (1,871)        962
   Decrease in income taxes payable            (2,129)    (1,228)     (1,642)
   (Decrease) increase in other liabilities    (1,331)     1,897      (3,202)
   Net gain (loss) on sale of
    investment securities                         (19)        60        (351)
   Loss on sale/write-down of
    premises and equipment                      1,586        179       1,476
   Originations of loans for resale            (8,920)  (134,221)   (433,980)
   Proceeds from sale of loans
    originated for resale                       9,254    161,887     430,106
   Write-down/loss on sale of
    other real estate owned                       540        178       9,689
   Net purchases of trading securities             --         10         (10)
   Gain on sale of Sonoma Valley Bank              --         --        (668)
- ----------------------------------------------------------------------------
Net cash provided by operating
  activities                                   40,101     64,682      27,774
- ----------------------------------------------------------------------------
INVESTING ACTIVITIES
Net (disbursement) repayment of loans          (4,878)   (19,559)     35,157
Purchases of investment securities                 --         --    (471,142)
Purchases of investment securities
 available for sale                          (140,160)  (110,944)         --
Purchases of investment securities
 held to maturity                             (52,928)  (412,652)         --
Purchases of premises and equipment            (3,662)    (3,327)     (4,951)
Proceeds from maturity of
 investment securities                             --         --     309,435
Proceeds from maturity of
 securities available for sale                 66,621     45,498          --
Proceeds from maturity of
 securities held to maturity                   91,592    346,380          --
Proceeds from sale of
 investment securities                             --         --      13,773
Proceeds from sale of
 securities available for sale                  4,310    104,294          --
Proceeds from sale of
 securities held to maturity                    1,316         --          --
Proceeds from sale of property,
 plant and equipment                               52         --           5
Proceeds from property acquired
 in satisfaction of debt                        2,380      5,815       8,467

Westamerica Bancorporation
Consolidated Statements of Cash Flows
Continued
(In thousands)
For the years ended December 31,                 1995        1994*      1993*
- ----------------------------------------------------------------------------
Proceeds from sale of
 Sonoma Valley Bank                                --         --       2,733
- ----------------------------------------------------------------------------
Net cash used in investing activities         (35,357)   (44,495)   (106,523)
- ----------------------------------------------------------------------------
FINANCING ACTIVITIES
Net decrease in deposits                      (22,171)   (38,339)    (32,054)
Net increase in funds purchased                40,196     59,128      57,241
Issuance of notes payable                          --         --      20,000
Principal and interest payments
 on long-term debt                             (5,524)   (10,828)     (3,060)
Issuance of shares of common stock              3,797      1,242       1,521
Cash in lieu of fractional shares                 (36)        --         (54)
Retirement of common stock                    (12,341)    (2,488)         --
Dividends                                      (7,489)    (5,695)     (5,106)
- ----------------------------------------------------------------------------
Net cash (used in) provided
  by financing activities                      (3,568)     3,020      38,488
- ----------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                           1,176     23,207     (40,261)
Cash and cash equivalents at
 beginning of year                            180,957    157,750     198,011
- ----------------------------------------------------------------------------
Cash and cash equivalents at end of year     $182,133   $180,957    $157,750
============================================================================
Supplemental disclosures:
     Loans transferred to other
      real estate owned                      $  4,095   $  4,474    $  5,853
     Transfer of securities from
      held to maturity to available
      for sale                                329,357         --          --
     Unrealized gain (loss)
      on securities available for sale          3,961     (4,704)      2,434
     Interest paid for the period              58,581     50,156      51,915
     Income tax payments for the period        15,394     14,016       7,511

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

Note 2: Investment Securities

An analysis of investment securities available for sale portfolio as of December 31, 1995, follows:
                          Amortized   Unrealized   Unrealized      Estimated
   (In thousands)              Cost        Gains       Losses   Market Value
- ----------------------------------------------------------------------------
U.S. Treasury securities   $240,832       $  992      $  (595)      $241,229
Securities of U.S.
  Government agencies
  and corporations          123,902          177         (762)       123,317
Obligations of states and
  political subdivisions    118,314        2,636         (580)       120,370
Asset backed
  (Automobile receivables)   80,372          624          (73)        80,923
Other securities             53,984          549          (35)        54,498
- ----------------------------------------------------------------------------
Total                      $617,404       $4,978      $(2,045)      $620,337
============================================================================

An analysis of investment securities held to maturity portfolio as of
December 31, 1995, follows:
                          Amortized   Unrealized   Unrealized      Estimated
   (In thousands)              Cost        Gains       Losses   Market Value
- ----------------------------------------------------------------------------
Securities of U.S.
  Government agencies
  and corporations         $125,062       $  508      $(1,102)      $124,468
Obligations of states and
  political subdivisions    109,754        3,330         (605)       112,479
Asset backed
  (Automobile receivables)    3,264            3           (6)         3,261
Other securities              4,095            2           (2)         4,095
- ----------------------------------------------------------------------------
Total                      $242,175       $3,843      $(1,715)      $244,303
============================================================================

An analysis of investment securities available for sale portfolio as of December 31, 1994, follows:
                          Amortized   Unrealized   Unrealized      Estimated
   (In thousands)              Cost        Gains       Losses   Market Value
- ----------------------------------------------------------------------------
U.S. Treasury securities   $ 93,936         $ 26      $(2,078)      $ 91,884
Securities of U.S. Government
 agencies and corporations   59,971          140       (1,066)        59,045
Obligations of states and
 political subdivisions       9,423            2          (29)         9,396
Other securities             28,528           19         (685)        27,862
- ----------------------------------------------------------------------------
Total                      $191,858         $187      $(3,858)      $188,187
============================================================================

An analysis of investment securities held to maturity portfolio as of
December 31, 1994, follows:
                          Amortized   Unrealized   Unrealized      Estimated
   (In thousands)              Cost        Gains       Losses   Market Value
- ----------------------------------------------------------------------------
U.S. Treasury securities   $185,078         $ --     $ (8,109)      $176,969
Securities of U.S. Government
 agencies and corporations  215,250          292      (11,424)       204,118
Obligations of states and
 political subdivisions     188,712          365      (10,487)       178,590
Asset backed
 (Automobile receivables)    37,162           --         (933)        36,229
Other securities             12,257            3          (20)        12,240
- ----------------------------------------------------------------------------
Total                      $638,459         $660     $(30,973)      $608,146
============================================================================

The amortized cost and estimated market value of securities at December 31, 1995, by contractual maturity, are shown on the following table:

               Securities Available for Sale    Securities Held to Maturity
               -----------------------------    ---------------------------
Maturity in years    Amortized     Estimated      Amortized      Estimated
(In thousands)            Cost  Market Value           Cost   Market Value
- --------------------------------------------------------------------------
1 year or less        $144,009      $144,099       $  2,893       $  2,898
1 to 5 years           245,020       246,180          7,284          7,579
5 to 10 years           72,698        73,801         47,286         48,264
Over 10 years           65,123        66,193         59,649         61,094
- --------------------------------------------------------------------------
                      $526,850      $530,273       $117,112       $119,835
Mortgage-backed         90,554        90,064        125,063        124,468
- --------------------------------------------------------------------------
Total                 $617,404      $620,337       $242,175       $244,303
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

Note 3: Loans and Reserve for Loan Losses

Loans at December 31, consisted of the following:

(In thousands)                               1995           1994
- ----------------------------------------------------------------
Commercial                             $  339,142     $  386,330
Real estate-commercial                    477,280        427,259
Real estate-construction                   54,181         73,492
Real estate-residential                   237,535        207,477
- ----------------------------------------------------------------
     Total real estate loans              768,996        708,228
Installment and personal                  291,350        308,812
Unearned income                           (12,248)       (16,381)
- ----------------------------------------------------------------
     Gross loans                        1,387,240      1,386,989
Loan loss reserve                         (33,508)       (32,450)
- ----------------------------------------------------------------
          Net loans                    $1,353,732     $1,354,539
================================================================

     Included in real estate-residential at December 31, 1995 and 1994 are loans held for resale of $2.1 million and $3.0 million, respectively, the cost of which approximates market value.

Changes in the loan loss reserve were:
(In thousands)                  1995           1994           1993
- ------------------------------------------------------------------
Balance at January 1,        $32,450        $30,045        $29,254
Provision for loan losses      5,595          7,420         10,581
Credit losses                 (6,770)        (7,417)       (11,514)
Credit loss recoveries         2,233          2,402          2,408
Sale of Sonoma Valley Bank        --             --           (684)
- ------------------------------------------------------------------
Balance at December 31,      $33,508        $32,450        $30,045
==================================================================

     The Company had no troubled debt restructurings at December 31, 1995 and $4.4 million at December 31, 1994. The Company had $9.9 million and $10.3 million in non-accrual loans as of December 31, 1995 and 1994, respectively.

The following is a summary of interest foregone on non-accrual and restructured loans for the years ended December 31:

(In thousands)                         1995        1994          1993
- ---------------------------------------------------------------------
Interest income that would have
     been recognized had the loans
     performed in accordance
     with their original terms         $823      $1,538         $1,873
Less: Interest income
     recognized on non-accrual
     and restructured loans            (242)       (677)          (590)
- ----------------------------------------------------------------------
Interest foregone on non-accrual
     and restructured loans            $581      $  861         $1,283
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

Note 5: Premises and Equipment

Premises and equipment at December 31 consisted of the following:

                                                 Accumulated            Net
                                            Depreciation and           Book
(In thousands)                      Cost        Amortization          Value
- ---------------------------------------------------------------------------
1995
Land                             $ 4,212            $     --        $ 4,212
Buildings and improvements        18,634              (7,061)        11,573
Leasehold improvements             4,499              (2,848)         1,651
Furniture and equipment           18,130              (8,941)         9,189
- ---------------------------------------------------------------------------
          Total                  $45,475            $(18,850)       $26,625
===========================================================================

1994
Land                             $ 4,412            $     --        $ 4,412
Buildings and improvements        21,581              (7,613)        13,968
Leasehold improvements             6,100              (3,370)         2,730
Furniture and equipment           20,018             (11,796)         8,222
- ---------------------------------------------------------------------------
          Total                  $52,111            $(22,779)       $29,332
===========================================================================

     Depreciation and amortization included in operating expenses amount to $4.7 million in 1995, $5.2 million in 1994 and $5.0 million in 1993.

Note 6: Borrowed Funds

Notes payable include the unsecured obligations of the Company as of December 31, 1995 and 1994, as follows:

(In thousands)                                      1995             1994
- -------------------------------------------------------------------------
Senior notes, originated in May 1988 and
maturing on June 30, 1995. Interest payable
semiannually at 10.87% and principal
payment due at maturity.                            $    --      $  5,000
Subordinated note, issued by Westamerica Bank,
originated in December 1993 and maturing
September 30, 2003. Interest of 6.99% per
annum is payable semiannually on March 31
and September 30, with principal due at
maturity.                                            20,000        20,000
- -------------------------------------------------------------------------
Total notes payable                                 $20,000       $25,000
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

     Information with respect to options outstanding and options exercised under the plans is summarized in the following table:

                              Number      Option Price
                           of shares       $ Per share         $ Total
- ----------------------------------------------------------------------
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

The components of the net deferred tax asset as of December 31, are as follows:

(In thousands)                                 1995           1994
- ------------------------------------------------------------------
Deferred tax asset
     Reserve for loan losses                $13,715        $12,868
     State franchise taxes                    1,690          1,582
     Securities available for sale               --          1,401
     Deferred compensation                    1,533          1,309
     Real estate owned                        1,800          2,451
     Other                                    1,109          1,388
     Net operating loss carryforwards           916          1,190
     General tax credit carryforwards           160            160
- ------------------------------------------------------------------
                                             20,923         22,349
Valuation allowance                            (486)        (1,409)
- ------------------------------------------------------------------
     Total deferred tax asset                20,437         20,940
Deferred tax liability
     Net deferred loan costs                    600            416
     Fixed assets                               958          1,567
     Securities available for sale            1,242             --
     Other                                      341            277
- ------------------------------------------------------------------
Total deferred tax liability                  3,141          2,260
- ------------------------------------------------------------------
Net deferred tax asset                      $17,296        $18,680
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

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

(In thousands)                         1995           1994           1993
- -------------------------------------------------------------------------
Current income tax expense:
          Federal                   $10,195        $10,087         $3,624
          State                       5,043          4,642          2,609
- -------------------------------------------------------------------------
               Total current         15,238         14,729          6,233
- -------------------------------------------------------------------------
Deferred income tax (benefit) expense:
          Federal                    (1,374)        (1,605)          (614)
          State                         115           (314)          (718)
- -------------------------------------------------------------------------
               Total deferred        (1,259)        (1,919)        (1,332)
- -------------------------------------------------------------------------
Adjustment of net deferred tax asset
     for enacted changes in tax rates:
          Federal                        --             --           (304)
          State                          --             --            (90)
- -------------------------------------------------------------------------
Provision for income taxes          $13,979        $12,810         $4,507
=========================================================================

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

(In thousands)                         1995           1994           1993
- -------------------------------------------------------------------------
Federal income taxes due
     at statutory rate              $15,877        $14,110         $5,644
(Reductions) increases in
 income taxes resulting from:
   Interest on state and municipal
    securities not taxable for
    federal income tax purposes      (4,494)        (3,392)        (1,931)
   Reduction in the valuation
    allowance                          (923)            --             --
   State franchise taxes, net of
    federal income tax benefit        3,353          2,791          1,271
   Other                                166           (699)          (477)
- -------------------------------------------------------------------------
Provision for income taxes          $13,979        $12,810         $4,507
=========================================================================

At December 31, 1995, the Company had the following net operating loss and the general tax credit carryforwards for tax return purposes:

Expires December 31,          Net Operating             Tax Credit
(In thousands)           Loss Carryforwards          Carryforwards
- ------------------------------------------------------------------
    2003                    $   --                            $160
    2007                     2,603                              --
    2008                        14                              --
- ------------------------------------------------------------------
    Total                   $2,617                            $160
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

(In thousands)                                  1995           1994
- -------------------------------------------------------------------
Cash and cash equivalents               $    182,133   $    180,957
Money market assets                              250            250
Interest and taxes receivable                 39,060         40,468
Non-interest bearing and interest-bearing
     transaction and savings deposits      1,570,459      1,614,916
Funds purchased                              175,622        135,426
Interest payable                               5,118          4,009

The fair value at December 31, of the following financial instruments was estimated using quoted market prices:

(In thousands)                                  1995           1994
- -------------------------------------------------------------------
Investment securities available for sale $   620,337   $    188,187
Investment securities held to maturity       244,303        608,146

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

The estimated fair values of loans at December 31, 1995 and 1994 were:

(In thousands)                                  1995           1994
- -------------------------------------------------------------------
Loans                                     $1,351,732     $1,336,366

     The fair value of time deposits and notes and mortgages payable was estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The estimated fair values at December 31, were:

(In thousands)                                  1995           1994
- -------------------------------------------------------------------
Time deposits                               $480,401       $460,227
Notes and mortgages payable                   20,000         22,898

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

(In thousands)                       1995            1994
- ---------------------------------------------------------
Balance, January 1,               $60,000        $110,000
Contracts entered
Contracts matured                 (60,000)        (50,000)
- ---------------------------------------------------------
Balance, December 31,             $    --        $ 60,000
=========================================================
Fair value, December 31,          $    --        $ (1,071)

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

(In thousands)
- ----------------------------------------
                    1996         $ 4,911
                    1997           3,775
                    1998           3,032
                    1999           2,718
                    2000           1,245
               Thereafter          2,311
- ----------------------------------------
Total minimum lease payments     $17,992
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

The following table sets forth the Retirement Plan's funded status as of December 31 and the pension cost for the years ended December 31:

(In thousands)                                       1995          1994
- -----------------------------------------------------------------------
Actuarial present value of benefit obligations:
          Vested benefit obligation              $(10,657)     $ (8,870)
          Non-vested benefit obligation               (63)       (1,250)
- ------------------------------------------------------------------------
          Accumulated benefit obligation         $(10,720)     $(10,120)
          Additional benefits related to
               projected salary increases          (1,231)         (211)
- -----------------------------------------------------------------------
     Projected benefit obligation                $(11,951)     $(10,331)
Plan assets at fair market value                   12,369        10,430
- -----------------------------------------------------------------------
Funded status-projected benefit obligation
     less than plan assets                       $    418      $     99
Comprised of:
          Prepaid pension cost                   $    117      $     69
          Unrecognized net gain                       338            27
          Unrecognized prior service cost             271           362
          Unrecognized net obligation, net
               of amortization                       (308)         (359)
- -----------------------------------------------------------------------
               Total                             $    418      $     99
=======================================================================

Net pension cost included in the
     following components:
               Service cost during the period    $    117      $    372
          Interest cost on projected
               benefit obligation                     697           777
          Actual return on plan assets             (2,864)          (66)
          Net amortization and deferral             2,125          (778)
- -----------------------------------------------------------------------
               Net periodic pension cost         $     75      $    305
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

The following table sets forth the net periodic postretirement benefit cost for the years ended December 31, and the funded status of the plan at December 31:

(In thousands)                                    1995           1994
- ---------------------------------------------------------------------
Service cost                                    $  155         $   --
Interest cost                                       86            105
Actual return on plan assets                        --             --
Amortization of unrecognized
     transition obligation                          61             61
Other, net                                          --             --
- ---------------------------------------------------------------------
               Net periodic cost                $  302         $  166
=====================================================================

(In thousands)                                    1995           1994
- ---------------------------------------------------------------------
Accumulated postretirement benefit
     obligation attributable to:
       Retirees                                 $1,240         $1,140
       Fully eligible participants                 307            239
       Other                                       159            188
- ---------------------------------------------------------------------
      Total                                     $1,706         $1,567
=====================================================================

Fair value of plan assets                           --             --
- ---------------------------------------------------------------------
  Accumulated postretirement benefit
    obligation in excess of plan assets         $1,706         $1,567
=====================================================================
Comprised of:
         Unrecognized prior service cost        $   --         $   --
         Unrecognized net gain (loss)               --             --
         Unrecognized transition obligation      1,346          1,407
         Recognized postretirement obligation      360            160
- ---------------------------------------------------------------------
         Total                                  $1,706         $1,567
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

The table below reflects information concerning loans to certain directors and executive officers and/or family members during 1995 and 1994:

(In thousands)                                 1995            1994
- -------------------------------------------------------------------
Beginning balance                            $4,041          $6,181
Payoffs/principal payments                     (767)         (2,231)
Originations                                    973              91
- -------------------------------------------------------------------
At December 31,                              $4,247          $4,041
===================================================================
Percent of total loans outstanding              .31%            .29%

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

Note 16: Westamerica Bancorporation (Parent Company Only)

Statements of Income (In thousands)

For the years ended December 31,             1995           1994         1993
- -----------------------------------------------------------------------------
Dividends from subsidiaries               $22,262        $19,680      $16,671
Interest from subsidiaries                    381            200          457
Other income                                4,224          4,552        3,392
- -----------------------------------------------------------------------------
     Total income                          26,867         24,432       20,520
Interest on borrowings                        324          1,029        1,958
Salaries and benefits                       5,768          5,529        4,526
Other non-interest expense                  5,552          3,951        6,091
- -----------------------------------------------------------------------------
     Total expenses                        11,644         10,509       12,575
- -----------------------------------------------------------------------------
Income before income tax benefit
 and equity in undistributed
 income of subsidiaries                    15,223         13,923        7,945
Income tax benefit                          2,663          2,386        3,445
Equity in undistributed
 income from subsidiaries                  13,498         11,353          704
- -----------------------------------------------------------------------------
          Net income                      $31,384        $27,662      $12,094
=============================================================================

Balance Sheets (In thousands)

December 31,                                            1995             1994
- -----------------------------------------------------------------------------
Assets
Cash and cash equivalents                            $  6,077        $  6,411
Money market assets and investment
 securities held to maturity                              250           6,761
Loans                                                                     148
Investment in subsidiaries                            211,605         194,269
Premises and equipment                                  1,972              55
Accounts receivable from affiliates                       251             156
Other assets                                           10,390           6,671
- -----------------------------------------------------------------------------
     Total assets                                    $230,545        $214,471
=============================================================================
Liabilities
Long-term debt                                        $              $  5,000
Notes payable to affiliates                               506              --
Other liabilities                                       6,102           4,810
     Total liabilities                                  6,608           9,810
Shareholders' equity                                  223,937         204,661
- -----------------------------------------------------------------------------
     Total liabilities and shareholders' equity      $230,545        $214,471
=============================================================================

Note 16: Westamerica Bancorporation (Parent Company Only)
Continued

Statements of Cash Flows (In thousands)

For the years ended December 31,                  1995       1994       1993
- ----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                    $ 31,384   $ 27,662   $ 12,094
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
     Depreciation                                   61         83        109
     Undistributed earnings of affiliates      (13,498)   (11,353)    (1,886)
     (Increase) decrease in
       receivables from affiliates                 (95)       (91)       197
     (Increase) decrease in other assets        (3,565)    (4,016)     1,318
     Increase in other liabilities               1,181      1,607      1,536
     Gain on sale of Sonoma Valley Bank             --         --       (668)
     Net loss (gain) on real estate venture         --         22        (49)
- ----------------------------------------------------------------------------
Net cash provided by operating activities       15,468     13,914     12,651

INVESTING ACTIVITIES
     Purchases of premises and equipment        (1,978)       (92)       (19)
     Net change in land held for sale               80         --       (800)
     Net decrease in loan balances                 148        921        346
     Investment in subsidiaries                     --       (140)    (8,639)
     Purchase of investment securities              --     (4,500)    (9,700)
     Proceeds from maturities of
      investment securities                      6,511      7,000     14,341
     Proceeds from sale of
      premises and equipment                        --         --      2,369
     Proceeds from sale of Sonoma Valley Bank       --         --      2,733
- ----------------------------------------------------------------------------
Net cash provided by investing activities        4,761      3,189        631

FINANCING ACTIVITIES
     Principal and interest payments
      on long-term debt                         (4,494)    (9,796)    (6,260)
     Issuance of shares of common stock          3,797      1,242      1,521
     Cash in lieu of fractional shares             (36)        --        (54)
     Retirement of common stock                (12,341)    (2,488)        --
     Dividends                                  (7,489)    (5,695)    (5,106)
- ----------------------------------------------------------------------------
Net cash used in financing activities          (20,563)   (16,737)    (9,899)
- ----------------------------------------------------------------------------
Net (decrease) increase in cash
 and cash equivalents                             (334)       366      3,383
Cash and cash equivalents at beginning of year   6,411      6,045      2,662
- ----------------------------------------------------------------------------
Cash and cash equivalents at end of year     $   6,077   $  6,411   $  6,045
============================================================================

Note 17: Quarterly Financial Information (Unaudited)

(In thousands except per share and price range of common stock)
                             March 31,     June 30,    Sept. 30,     Dec. 31,
- -----------------------------------------------------------------------------
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

The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows:

                             Three            Six
                      months ended   months ended
                          March 31,       June 30,
                              1995           1995
(In thousands)          (unaudited)    (unaudited)       1994          1993
- ---------------------------------------------------------------------------
Net Interest Income:
Westamerica
     Bancorporation        $26,297         $56,095    $ 93,123     $ 94,645
PV Financial                    --              --      10,630        8,559
CapitolBank                  2,067              --       7,785        6,269
North Bay Bancorp            1,296           2,542       4,696        5,344
- ---------------------------------------------------------------------------
Combined                   $29,660         $58,637    $116,234     $114,817
===========================================================================
Net Income (Loss):
Westamerica
     Bancorporation        $ 7,238         $15,192    $ 24,673     $  9,455
PV Financial                    --              --       2,364        1,958
CapitolBank                    322              --         458          315
North Bay Bancorp              (10)         (1,104)        167          366
- ---------------------------------------------------------------------------
Combined                   $ 7,550         $14,088    $ 27,662     $ 12,094
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

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) 1.  All Financial Statements

See Index to Financial Statements on page 39.

    (a) 2.  Financial statement schedules required.
            None (Information included in Financial Statements).

    (a) 3.  Exhibits
            The following documents are included or incorporated by reference in this annual report on Form 10-K.

Exhibit
Number              Exhibit
- ------              -------                                   ------------
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

  (j)       Senior Note Agreement dated February 1, 1996, of
             $22,500,000 at 7.11 percent.

 11        Computation of Earnings Per Share on common
            and common equivalent shares and on
            common shares assuming full dilution

 21        Subsidiaries of the registrant.

 23(a)      Consent of KPMG Peat Marwick LLP
   (b)      Consent of Grant Thornton LLP
   (c)      Consent of Arthur Andersen LLP

- --------------------------------------------

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