Form 10-Q
period 1996-03-31
WESTAMERICA BANCORPORATION
filed 1996-05-13
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q
- ---------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996

Commission File Number: 1-9383


WESTAMERICA BANCORPORATION
- --------------------------
(Exact Name of Registrant as Specified in its Charter)

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

Shares outstanding as of May 2, 1996
9,732,953


WESTAMERICA BANCORPORATION
- --------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------

                                                        (Unaudited)
                                                          March 31,
                                                   --------------------- December 31,
(in thousands)                                         1996       1995 *        1995
                                                   --------     --------    --------
ASSETS
Cash and cash equivalents                          $154,433     $169,267    $182,133
Money market assets                                     250          250         250
Investment securities available for sale            659,767      179,644     620,337
Investment securities held to maturity,             235,286      635,215     242,175
  with market values of:
         $235,842 at March 31, 1996
         $616,680 at March 31, 1995
         $244,303 at December 31, 1995
Loans, net of reserve for loan losses of:         1,351,628    1,341,733   1,353,732
          $33,781 at March 31, 1996
          $33,052 at March 31, 1995
          $33,508 at December 31, 1995
Other real estate owned                               6,088        7,159       5,103
Premises and equipment, net                          27,404       28,251      26,625
Interest receivable and other assets                 51,810       57,693      60,589
                                                 ----------   ----------  ----------
         Total assets                            $2,486,666   $2,419,212  $2,490,944
                                                 ==========   ==========  ==========
LIABILITIES
Deposits:
  Non-interest bearing                             $481,796     $439,370     497,489
  Interest bearing:
    Transaction                                     353,331      337,072     356,099
    Savings                                         696,198      774,634     716,871
    Time                                            468,576      459,809     479,062
                                                 ----------   ----------  ----------
    Total deposits                                1,999,901    2,010,885   2,049,521
Funds purchased                                     193,685      154,585     175,622
Liability for interest, taxes and
  other expenses                                     20,178       15,982      21,864
Notes and mortgages payable                          42,500       25,524      20,000
                                                 ----------   ----------  ----------
      Total liabilities                           2,256,264    2,206,976   2,267,007

SHAREHOLDERS' EQUITY
Authorized - 50,000 shares
Common stock issued and outstanding:                 95,903       94,903      94,786
            9,778 at March 31, 1996
            9,924 at March 31, 1995
            9,793 at December 31, 1995
Unrealized gain (loss) on securities
    available for sale, net of taxes                  3,469         (844)      1,691
Retained earnings                                   131,030      118,177     127,460
                                                 ----------   ----------  ----------
      Total shareholders' equity                    230,402      212,236     223,937
                                                 ----------   ----------  ----------
         Total liabilities
           and shareholders' equity              $2,486,666   $2,419,212  $2,490,944
                                                 ==========   ==========  ==========

* Restated on an historical basis to reflect the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

WESTAMERICA BANCORPORATION
- --------------------------
CONSOLIDATED STATEMENTS OF INCOME
- ---------------------------------
                                                       (Unaudited)
                                                       Three months
                                                      ended March 31,
                                                    --------------------
(in thousands, except when indicated)                  1996        1995*
                                                    -------      -------
INTEREST INCOME
Loans                                               $31,215      $32,145
Money market assets and funds sold                       --          254
Investment securities available for sale              8,788        2,737
Investment securities held to maturity                3,321        8,523
                                                    -------      -------
    Total interest income                            43,324       43,659

INTEREST EXPENSE
Transaction deposits                                  1,038          937
Savings deposits                                      4,702        5,331
Time deposits                                         6,130        5,177
Funds purchased                                       2,681        2,049
Notes and mortgages payable                             556          505
    Total interest expense                           15,107       13,999
                                                    -------      -------
Net interest income                                  28,217       29,660

Provision for loan losses                             1,275        1,335
                                                    -------      -------
Net interest income after
  provision for loan losses                          26,942       28,325

NON-INTEREST INCOME
Service charges on deposit accounts                   3,184        3,153
Merchant credit card                                    683          528
Mortgage banking                                        345          371
Brokerage commissions                                   144          142
Trust fees                                               81          170
Net investment securities gains                          14           --
Other                                                   901          755
                                                    -------      -------
    Total non-interest income                         5,352        5,119

NON-INTEREST EXPENSE
Salaries and related benefits                         9,841       10,855
Occupancy                                             2,578        2,601
Equipment                                             1,345        1,434
Data processing                                         980        1,043
Professional fees                                       555        1,593
Other real estate owned                                  65          112
FDIC insurance                                           14        1,177
Other                                                 3,488        3,589
                                                    -------      -------
    Total non-interest expense                       18,866       22,404

Income before income taxes                           13,428       11,040
 Provision for income taxes                           4,280        3,490
                                                    -------      -------
NET INCOME                                           $9,148       $7,550
                                                    =======      =======

Average shares outstanding                            9,768        9,913

PER SHARE DATA
Earnings per share (in dollars)                       $0.94        $0.76
Dividends declared (in dollars)                        0.23         0.17

* Restated on an historical basis to reflect the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.


WESTAMERICA BANCORPORATION
- --------------------------
STATEMENTS OF CASH FLOWS
- ------------------------
                                                         (Unaudited)
                                                        For the three
                                                         months ended
                                                           March 31,
                                                     ------------------
(In thousands)                                         1996        1995*
                                                     ------       ------

OPERATING ACTIVITIES
Net income                                           $9,148       $7,550
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       1,050        1,196
  Loan loss provision                                 1,275        1,335
  Amortization of deferred net loan fees               (447)        (346)
  Decrease in interest income receivable               (178)         928
  Increase in other assets                           (3,434)      (3,142)
  Decrease in income taxes payable                    4,263        2,918
  Decrease in interest expense payable                  (63)        (924)
  Increase in other liabilities                      (2,294)      (4,983)
  Gain on sales of investment securities                (14)          --
  Net loss on sales/write down of equipment              29          267
  Originations of loans for resale                   (2,461)        (883)
  Proceeds from sale of loans originated
    for resale                                        1,636        2,186
  Net loss (gain) on sale of property                   (12)          (9)
    acquired in satisfaction of debt
  Write down on property acquired
    in satisfaction of debt                              36           27
                                                   --------     --------
Net cash provided by operating activities             8,534        6,120
                                                   --------     --------
INVESTING ACTIVITIES
Net repayments of loans                                 798       10,493
Purchases of investment securities
  available for sale                                (66,660)     (10,684)
Purchases of investment securities
  held to maturity                                   (6,121)      (8,392)
Purchases of property, plant and equipment           (2,434)        (428)
Proceeds from maturity of securities
  available for sale                                 30,849       14,800
Proceeds from maturity of securities
  held to maturity                                   13,010       18,537
Proceeds from sale of securities
  available for sale                                  6,972           --
Proceeds from sale of property and equipment            576           46
Proceeds from property acquired in
  in satisfaction of debt                               294          867
                                                   --------     --------
Net cash (used in) provided by
  investing activities                              (22,716)      25,239
                                                   --------     --------
FINANCING ACTIVITIES
Net decrease in deposits                            (49,620)     (60,807)
Net (decrease)/increase in short-term borrowings     18,063       19,159
Issuance of notes payable                            22,500           --
Exercise of stock options/issuance of shares          1,847        1,738
Cash in lieu of fractional shares                        --          (10)
Retirement of stock                                  (4,064)      (1,759)
Dividends paid                                       (2,244)      (1,370)
                                                   --------     --------
Net cash provided by (used in)
  financing activities                              (13,518)     (43,049)
                                                   --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS           (27,700)     (11,690)
                                                   --------     --------
Cash and cash equivalents at beginning of year      182,133      180,957
                                                   --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $154,433     $169,267
                                                   ========     ========

Supplemental disclosure of non-cash and cash activities:
  Loans transferred to other real estate owned        1,303           21
  Unrealized gain on securities
    available for sale                                3,084          952
  Interest paid for the period                       15,171       14,001
  Income tax payments for the period                     --           --

* Restated on an historical basis to reflect the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.


WESTAMERICA BANCORPORATION
- --------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ---------------------------------------------

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Napa Valley Bank, Bank of Lake County and Community Banker Services Corporation and Subsidiary, reported first quarter 1996 net income of $9.1 million or $.94 per share. This compares with net income of $7.6 million or $.76 per share for the first quarter of 1995 and $8.9 million or $.91 per share for the fourth quarter of 1995. All financial data has been restated on an historical basis to reflect the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

Acquisitions

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

Components of Net Income

Following is a summary of the components of net income for the periods indicated:

                                            For the three months ended
                                               March 31,    December 31,
                                          -----------------   ----------
(In millions)                              1996        1995         1995
                                          -----       -----        -----
Net interest income *                     $30.0       $31.2        $30.5
Provision for loan losses                  (1.3)       (1.3)        (1.3)
Non-interest income                         5.4         5.1          5.4
Non-interest expense                      (18.9)      (22.4)       (19.8)
Provision for income taxes *               (6.1)       (5.0)        (5.9)
                                          -----       -----        -----
Net income                                 $9.1        $7.6         $8.9
                                           ====        ====         ====
* Fully taxable equivalent basis (FTE)


Components of Net Income as a Percent of Average Earning Assets

The components of net income (annualized) expressed as a percent of average earning assets are summarized in the following table for the periods indicated:

                                            For the three months ended
                                               March 31,    December 31,
                                          -----------------   ----------
                                           1996        1995         1995
                                          -----       -----        -----
Net interest income (FTE)                  5.36%       5.72%        5.45%
Provision for loan losses                 -0.23%      -0.25%       -0.23%
Non-interest income                        0.96%       0.94%        0.97%
Non-interest expense                      -3.37%      -4.11%       -3.54%
Provision for income taxes (FTE)          -1.09%      -0.92%       -1.06%
                                          -----       -----        -----
Net income                                 1.63%       1.38%        1.59%
                                           ====        ====         ====

Net income (annualized) as a percent
  of average total assets                  1.49%       1.27%        1.45%


Analysis of Net Interest Income and Margin

The Company continually manages its interest-earning assets and interest-bearing liabilities, adapting rapidly to changes in market rates. First quarter 1996 net interest income (FTE) was lower than the first and fourth quarters of 1995. The adverse effect of a decrease in the average balance of low-cost deposits, combined with higher rates paid on interest-bearing liabilities and a decrease in average earning-asset yields, was partially offset by higher earning-asset average balances. These variances are shown in the components of net interest income and in the analysis of net interest margin summarized as follows for the periods indicated:

Net Interest Income                        For the three months ended
                                              March 31,    December 31,
                                         -----------------   ----------
(In millions)                             1996        1995         1995
                                         -----       -----        -----
Interest income                          $43.3       $43.7        $43.7
Interest expense                         (15.1)      (14.0)       (14.9)
FTE adjustment                             1.8         1.5          1.7
                                         -----       -----        -----
  Net interest income (FTE)              $30.0       $31.2        $30.5
                                         =====       =====        =====
Average earning assets                  $2,252      $2,212       $2,220
Net interest margin (FTE)                 5.36%       5.72%        5.45%

Net interest income (FTE) decreased $1.2 million or 4 percent in the first quarter of 1996 from the $31.2 million earned during the first quarter of 1995. The effect of a $400,000 decrease in interest income, mainly resulting from decreases in earning-asset yields due to higher average balances in the lower yielding investment securities portfolio, was partially offset by a $300,000 increase in the FTE adjustment, as the Company's average balance in tax-exempt securities and tax-free loans increased $34 million and $24 million, respectively, from the first quarter of 1995. Also contributing to the unfavorable variance from the first quarter of 1995 was an increase of $1.1 million in interest expense, principally due to the effect of a $47 million decrease in the average balances of low-cost deposits and an increase of $55 million in the average balance of higher-costing short-term purchased funds.
Compared to the three months ended December 31, 1995, net interest income (FTE) decreased $500,000 or 2 percent, in part due to a decrease of $400,000 in interest income. This decrease was the result of fewer days of accruals and changes in the mix of earning-assets average balances, which resulted in lower earning-asset yields. In addition, interest expense increased $200,000 from the fourth quarter of 1995, as a decrease in the average balance of low-cost deposits was compensated by increases in the average balance of higher costing interest-bearing liabilities, including short-term borrowed funds and long-term notes payable. The FTE adjustment for the first quarter of 1996 was $100,000 higher than the previous quarter due to higher average balances of municipal securities and tax-exempt loan portfolio balances.

First quarter 1996 amortized loan fees of $273,000, which are included in interest income on loans, were $453,000 lower than the same period in 1995 and $17,000 lower than the three-month period ended December 31, 1995.


Net Interest Margin (FTE)
                                           For the three months ended
                                              March 31,    December 31,
                                         -----------------   ----------
                                          1996        1995         1995
                                         -----       -----        -----
Yield on earning assets                   8.06%       8.28%        8.11%
Cost of interest-bearing liabilities      3.44%       3.23%        3.43%
                                          ----        ----         ----
  Net interest spread                     4.62%       5.05%        4.68%

Impact of non-interest bearing funds      0.74%       0.67%        0.77%
                                          ----        ----         ----
    Net interest margin                   5.36%       5.72%        5.45%
                                          ====        ====         ====

The net interest margin during the first three months of 1996 was 36 basis points lower than the same period in 1995. The average yield on earning assets for the first quarter of 1996 was 22 basis points lower than the same period in 1995 and the rate paid on interest-bearing liabilities increased 21 basis points from the same period a year ago. The increase in interest-bearing liability rates was partially offset by the favorable effect of increases in the average balance of non-interest bearing deposits.

Compared with the previous quarter, first quarter 1996 net interest margin was 9 basis points lower, resulting from a 5 basis point decrease in the yield on earning assets, a small increase of 1 basis point in the rate paid on interest-bearing liabilities and the unfavorable effect of decreases in non-interest bearing funds.

Summary of Average Balances, Yields/Rates and Interest
Differential

The following tables present, for the periods indicated, information regarding consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.

Distribution of assets, liabilities and shareholders' equity

                                          For the three months ended
                                               March 31, 1996
(dollars in thousands)                 ----------------------------------
                                                   Interest        Rates
                                       Average      income/      earned/
                                        balance     expense         paid
Assets                                 --------     -------      -------
Money market assets and funds sold         $250         $--           -- %
Trading account securities                   --          --           --
Investment securities :
  Available for sale                    631,431       9,516         6.06
  Held to maturity                      240,916       4,012         6.70

Loans:
  Commercial                            811,696      19,250         9.54
  Real estate construction               50,840       1,524        12.06
  Real estate residential               239,976       4,407         7.39
  Consumer                              277,059       6,412         9.31
                                      ---------      ------
Earning assets                        2,252,168      45,121         8.06

Other assets                            215,750
                                     ----------
    Total assets                     $2,467,918
                                     ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand          $456,169         $--           -- %
  Savings and interest-bearing
    transaction                       1,053,857       5,740         2.19
  Time less than $100,000               306,913       3,863         5.06
  Time $100,000 or more                 169,338       2,267         5.38
                                      ---------      ------
    Total interest-bearing deposits   1,530,108      11,870         3.12
Funds purchased                         206,170       2,681         5.23
Notes and mortgages payable              30,086         556         7.43
                                      ---------      ------
  Total interest-bearing liabilities  1,766,364      15,107         3.44
Other liabilities                        22,653
Shareholders' equity                    222,732
                                     ----------
  Total liabilities and
    shareholders' equity             $2,467,918
                                     ==========
Net interest spread (1)                                             4.62 %
Net interest income and interest margin (2)         $30,014         5.36 %
                                                    =======         ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.



Distribution of assets, liabilities and shareholders' equity

                                          For the three months ended
                                               March 31, 1995
(dollars in thousands)                 ----------------------------------
                                                   Interest        Rates
                                       Average      income/      earned/
                                        balance     expense         paid
Assets                                 --------     -------      -------
Money market assets and funds sold      $17,653        $254         5.83 %
Trading account securities                   --          --           --
Investment securities :
  Available for sale                    190,177       2,798         5.97
  Held to maturity                      629,221       9,739         6.28

Loans:
  Commercial                            807,009      19,684         9.89
  Real estate construction               67,225       1,940        11.71
  Real estate residential               207,797       3,899         7.61
  Consumer                              293,230       6,868         9.50
                                      ---------      ------
Earning assets                        2,212,312      45,182         8.28

Other assets                            206,340
                                     ----------
    Total assets                     $2,418,652
                                     ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand          $433,303         $--           -- %
  Savings and interest-bearing
    transaction                       1,124,139       6,268         2.26
  Time less than $100,000               304,725       3,354         4.46
  Time $100,000 or more                 151,943       1,823         4.86
                                      ---------      ------
    Total interest-bearing deposits   1,580,807      11,445         2.94
Funds purchased                         151,613       2,049         5.48
Notes and mortgages payable              25,524         505         8.02
                                      ---------      ------
  Total interest-bearing liabilities  1,757,944      13,999         3.23
Other liabilities                        18,507
Shareholders' equity                    208,898
                                     ----------
  Total liabilities and
    shareholders' equity             $2,418,652
                                     ==========
Net interest spread (1)                                             5.05 %
Net interest income and interest margin (2)         $31,183         5.72 %
                                                    =======         ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.
* Restated on an historical basis to reflect the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.


Distribution of assets, liabilities and shareholders' equity

                                          For the three months ended
                                              December 31, 1995
(dollars in thousands)                 ----------------------------------
                                                   Interest        Rates
                                       Average      income/      earned/
                                        balance     expense         paid
Assets                                 --------     -------      -------
Money market assets and funds sold         $250         $--           -- %
Trading account securities                   --          --           --
Investment securities :
  Available for sale                    279,853       4,233         6.00
  Held to maturity                      572,503       9,096         6.30

Loans:
  Commercial                            806,239      19,698         9.69
  Real estate construction               55,665       1,550        11.05
  Real estate residential               225,213       4,162         7.33
  Consumer                              280,359       6,658         9.42
                                      ---------      ------
Earning assets                        2,220,082      45,397         8.11

Other assets                            221,462
                                     ----------
    Total assets                     $2,441,544
                                     ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand          $478,786         $--           -- %
  Savings and interest-bearing
    transaction                       1,079,283       6,166         2.27
  Time less than $100,000               307,551       4,000         5.16
  Time $100,000 or more                 170,132       2,364         5.51
                                      ---------      ------
    Total interest-bearing deposits   1,556,966      12,530         3.19
Funds purchased                         145,714       2,009         5.47
Notes and mortgages payable              20,000         356         7.06
                                      ---------      ------
  Total interest-bearing liabilities  1,722,680      14,895         3.43
Other liabilities                        21,010
Shareholders' equity                    219,068
                                     ----------
  Total liabilities and
    shareholders' equity             $2,441,544
                                     ==========
Net interest spread (1)                                             4.68 %
Net interest income and interest margin (2)         $30,502         5.45 %
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



Rate and volume variances              Three months ended March 31, 1996
                                                compared with
                                       Three months ended March 31, 1995*
(In thousands)                         ----------------------------------
                                         Volume        Rate        Total
                                         ------        ----        -----
(Decrease) increase in
    interest and fee income:
  Money market assets
    and funds sold                        ($126)      ($128)       ($254)
  Trading account securities                 --          --           --
  Investment securities:
    Available for sale                    6,672          46        6,718
    Held to maturity                     (6,425)        698       (5,727)
  Loans:
    Commercial                               84        (518)        (434)
    Real estate construction               (475)         59         (416)
    Real estate residential                 627        (119)         508
    Consumer                               (334)       (122)        (456)
                                          -----       -----        -----
      Total loans                           (98)       (700)        (798)
                                          -----       -----        -----
Total increase (decrease) in
      interest and fee income                23         (84)         (61)
                                          -----       -----        -----
(Decrease) increase in
    interest expense:
  Deposits:
    Savings/interest-bearing               (352)       (176)        (528)
    Time less than $ 100,000                 26         483          509
    Time $ 100,000 or more                  230         214          444
                                          -----       -----        -----
  Total interest-bearing deposits           (96)        521          425
  Funds purchased                           724         (92)         632
  Notes and mortgages payable                87         (36)          51
                                          -----       -----        -----
    Total increase in
         interest expense                   715         393        1,108
                                          -----       -----      -------
   Decrease in
      net interest income                 ($692)      ($477)     ($1,169)
                                          =====       =====      =======

* Restated on an historical basis to reflect the June 6, 1995 acquisition of CapitolBank Sacramento and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.


Rate and volume variances             Three months ended March 31, 1996
                                                compared with
                                     Three months ended December 31, 1995
(In thousands)                       ------------------------------------
                                         Volume        Rate        Total
                                         ------        ----        -----
Increase (decrease) in
     interest and fee income:
  Money market assets
    and funds sold                          $--         $--          $--
  Trading account securities                 --          --           --
  Investment securities:
    Available for sale                    5,241          42        5,283
    Held to maturity                     (5,700)        616       (5,084)
  Loans:
    Commercial                              329        (777)        (448)
    Real estate construction                480        (506)         (26)
    Real estate residential                 220          25          245
    Consumer                               (122)       (124)        (246)
                                          -----       -----        -----
      Total loans                           907      (1,382)        (475)
                                          -----       -----        -----
Total increase (decrease) in
      interest and fee income               448        (724)        (276)
                                          -----       -----        -----
(Decrease) increase in
    interest expense:
  Deposits:
    Savings/interest-bearing               (176)       (250)        (426)
    Time less than $ 100,000                (14)       (123)        (137)
    Time $ 100,000 or more                  (16)        (81)         (97)
                                          -----       -----        -----
  Total interest-bearing deposits          (206)       (454)        (660)
  Funds purchased                           751         (79)         672
  Notes and mortgages payable               181          19          200
                                          -----       -----        -----
    Total increase (decrease) in
         interest expense                   726        (514)         212
                                          -----       -----        -----
   Decrease in
      net interest income                 ($278)      ($210)       ($488)
                                          =====       =====        =====

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing underwriting and administration procedures and pursuing collection efforts with troubled debtors.

Maintenance of credit quality standards allowed the Company to keep the level of its provision for loan losses at $1.3 million in the first quarter of 1996, equal to the first and fourth quarters of 1995. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.

                                            For the three months ended
                                               March 31,    December 31,
                                          -----------------   ----------
(in millions)                              1996        1995         1995
                                          -----       -----        -----
Service charges on deposits accounts      $3.18       $3.15        $3.21
Merchant credit card                       0.68        0.53         0.65
Mortgage banking income                    0.35        0.37         0.39
Brokerage commissions                      0.14        0.14         0.14
Trust fees                                 0.08        0.17         0.12
Net investment securities gains            0.01          --           --
Other non-interest income                  0.91        0.76         0.93
                                          -----       -----        -----
  Total                                   $5.35       $5.12        $5.44
                                          =====       =====        =====

Non-interest income during the first quarter of 1996 was $230,000 higher than the first quarter of 1995. This variance includes a $150,000 increase in merchant credit card fees and a $30,000 increase in service charges on deposit accounts, partially offset by a $90,000 decrease in trust fees and a $20,000 decrease in mortgage banking income. The increase in merchant credit card income was mainly due to higher volume, while service charges on deposit accounts increased due to higher account analysis charges, transaction account activity and maintenance charges, partially offset by lower overdrafts, returned items and savings account fees. The decline in mortgage banking income was mostly due to lower mortgage refinancing volume partially offset by reduced discounts net of premiums from secondary market loan sales while the decrease in trust fees was mainly due to lower volume.

The $90,000 decrease in non-interest income during the first three months of 1996 compared to the fourth quarter of 1995, resulted from decreases in service charges on deposit accounts, trust fees and mortgage banking income partially offset by higher merchant credit card income. The $30,000 reduction in deposit account fees was principally due to lower overdraft, returned items and savings deposit account charges that more than offset the favorable variance resulting from higher transaction account maintenance and analysis fees. The $40,000 decrease in mortgage banking income and the $30,000 increase in merchant credit card income were due to the same reasons as the change from the first quarter of 1995, while the $40,000 decrease in trust fees was mainly due to volume and timing of annual fees.

Non-interest expense

The following table summarizes the components of non-interest expense for the periods indicated.

                                            For the three months ended
                                               March 31,    December 31,
                                          -----------------   ----------
(In millions)                              1996        1995         1995
                                          -----       -----        -----
Salaries                                  $7.42       $8.32        $7.59
Other personnel                            2.42        2.54         1.94
Occupancy                                  2.58        2.60         2.68
Equipment                                  1.35        1.43         1.58
Data processing services                   0.98        1.04         1.03
Professional fees                          0.56        1.59         0.31
Courier service                            0.44        0.33         0.49
Stationery and supplies                    0.37        0.40         0.39
Postage                                    0.37        0.38         0.50
Advertising/public relations               0.28        0.26         0.54
Loan expense                               0.24        0.26         0.25
Operational losses                         0.19        0.23         0.27
Merchant credit card                       0.19        0.19         0.25
Other real estate owned                    0.06        0.11         0.42
FDIC deposit insurance                     0.01        1.18         0.19
Other non-interest expense                 1.41        1.54         1.39
                                         ------      ------       ------
Total                                    $18.87      $22.40       $19.82
                                         ======      ======       ======

Non-interest expense continues to show the effects of cost controls and the benefits resulting from consolidation of operations after the 1995 acquisitions. During the first quarter of 1996, non-interest expense decreased $3.5 million from the first quarter of 1995. All categories decreased, with the exception of courier service and advertising and public relations expenses. The variances include FDIC insurance expense, lower by $1.2 million, due to the elimination of premiums; professional fees, down $1.0 million, as the first quarter of 1995 included one-time expenses related to the 1995 mergers; and salaries and other personnel expenses, down $1.0 million, from streamlining of operations as reflected in the reduction of 130 full-time equivalent employees. In addition, equipment expense decreased $80,000, as a result of 1995 merger-related fixed asset write-offs, data processing costs were lower by $60,000 due to consolidations after the mergers and other real estate owned was $50,000 lower than the first quarter of prior year. Completing the variances from the first quarter of 1995, operational losses and stationery and supplies charges were lower by $40,000 and $30,000, respectively, occupancy and loan expenses were lower by $20,000 each, and postage was $10,000 lower than the first quarter in 1995. Increases in non-interest expense during the first quarter of 1996 compared to the same period in 1995 occurred in courier services and advertising/public relations expense, $110,000 and $20,000, respectively.

Non-interest expense for the first three months of 1996 was $950,000 lower than the preceding quarter. Other real estate owned expenses were $360,000 lower, as the fourth quarter of 1995 included one-time losses on sales and write-downs to net realizable value of property acquired in satisfaction of debt. Advertising/public relations expenses decreased $260,000 as prior quarter included increased year-end related charges and equipment expense was $230,000 lower than the preceding quarter mainly due to lower write-offs and depreciation, repairs and maintenance expenses. In addition, FDIC insurance expense was lower by $180,000 due to the elimination of premiums in 1996, postage was $130,000 lower, and occupancy decreased by $100,000 principally due to lower utilities and depreciation expense, partially offset by higher rental expense. Other major variances from the fourth quarter of 1995 include operational losses and merchant credit card, lower by $80,000 and $60,000, respectively, data processing services and courier service, lower by $50,000 each, and stationery and supplies costs, lower than the fourth quarter of 1995 by $20,000. Partially offsetting these variances, personnel-related expense was, in the first quarter of 1996, $310,000 higher than the fourth quarter of 1995, principally due to increased payroll taxes and increased expenses related to the Company's retirement and pension plans, partially offset by lower salaries resulting mainly from the reduction of 18 in full-time equivalent staff, and professional fees were $250,000 higher than the preceding quarter as legal, accounting and consulting expenses were $180,000, $50,000 and $40,000, respectively, higher than the fourth quarter of 1995.


Provision for Income Tax

The Company recorded income tax expense of $4.3 million in the first quarter of 1996, representing an effective tax rate of 32 percent, compared to $3.5 million in the first quarter of 1995 and $4.2 million in the preceding quarter, representing effective tax rates, in both cases, of 32 percent. The increased expense in the current quarter is directly attributable to the higher level of earnings.

Asset Quality

Classified Assets
The Company closely monitors the markets in which it conducts its lending operations. The Company continues its strategy to control exposure to loans with high credit risk and increase diversification of earning assets. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category which includes all non-performing assets. These assets have a higher degree of risk and receive an elevated level of attention to ensure collection. The following is a summary of classified assets on the dates indicated:

                                        At March 31,     At December 31,
(In millions)                          -----------------   ----------
                                        1996        1995         1995
                                       -----       -----        -----
Classified loans                       $48.4       $47.7        $44.9
Other classified assets                  6.1         7.2          5.1
                                       -----       -----        -----
Total classified assets                $54.5       $54.9        $50.0
                                       =====       =====        =====
Reserve for loan losses
     as a percentage of
     classified loans                     70%         69%          75%

Classified loans at March 31, 1996, increased $700,000 or 1 percent to $48.4 million from March 31, 1995. The $1.1 million or 15 percent decrease from prior year of other classified assets was due to sales and writedowns of properties classified as other real estate owned.

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

                                          At March 31,   At December 31,
(In millions)                          -----------------   ----------
                                        1996        1995         1995
                                       -----       -----        -----
Performing non-accrual loans           $1.96       $3.18        $2.46
Non-performing, non-accrual
  loans                                 6.44        7.94         7.49
                                        ----        ----         ----
   Total non-accrual loans              8.40       11.12         9.95

Loans 90 days past due and
  still accruing                        0.16        0.54         0.27
                                        ----       -----        -----
  Total non-performing loans            8.56       11.66        10.22


Other real estate owned                 6.09        7.16         5.10
                                      ------      ------       ------
 Total non-performing assets          $14.65      $18.82       $15.32
                                      ======      ======       ======
Reserve for loan losses
  as a percentage of
  non-performing loans                   394%        283%         329%

Performing non-accrual loans decreased $1.22 million to $1.96 million at March 31, 1996 from $3.18 million at March 31, 1995 and decreased $500,000 from $2.46 million outstanding at December 31, 1995. Non-performing non-accrual loans of $6.44 million at March 31, 1996, decreased $1.50 million from March 31, 1995 and decreased $1.05 million from December 31, 1995. The $2.72 million and $1.55 million reductions in total non-accrual loans from March 31 and December 31, 1995, respectively, were principally due to payoffs and writeoffs of loans with real estate collateral and commercial loans. The $1.07 million decrease in other real estate owned balances from March 31, 1995 was due to liquidations and sales while the $99,000 increase from December 31, 1995 was due to the combination of additions from non-accrual loans with real estate collateral net of liquidations and sales. The amount of gross interest income that would have been recorded for non-accrual loans for the three months ending March 31, 1996, if all such loans had been current in accordance with their original terms, was $214,000. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three months ended March 31, 1996 totaled $79,000, representing an annualized yield of 3.60 percent. Cash payments received which were applied against the book balance of non-accrual loans outstanding at March 31, 1996, totaled $285,000.


Reserve for loan losses
It is the position of the Company that, even though the strategy to improve credit quality is reflected in the declining balances of non-accrual loans, the increased levels of the loan loss reserve is adequate to provide for losses that can be estimated based on anticipated specific and general conditions as determined by Management. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities and prevailing economic conditions. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. While these factors are judgmental and may not be reduced to a purely mathematical formula, Management considers the reserve for loan losses for the periods presented, to be adequate as a reserve against inherent losses. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required reserve levels.

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:


                                         For the three months ended
                                            March 31,    December 31,
(In millions)                          -----------------   ----------
                                        1996        1995         1995
                                       -----       -----        -----
Balance, beginning of period           $33.5       $32.5        $33.1
Loan loss provision                      1.3         1.3          1.3
Credit losses                           (1.5)       (1.5)        (1.4)
Credit loss recoveries                   0.5         0.8          0.5
                                       -----       -----        -----
  Net credit losses                     (1.0)       (0.7)        (0.9)
                                       -----       -----        -----
Balance, end of period                 $33.8       $33.1        $33.5
                                       =====       =====        =====
Reserve for loan losses
  as a percentage of
  loans outstanding                     2.44%       2.40%        2.42%

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk. In evaluating the exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including interest rate swaps, utilized to hedge the impact of interest rate fluctuations on interest-bearing assets and liabilities in the current interest rate environment. Interest rate swaps are agreements to exchange interest payments computed on notional amounts, which are used as a basis for the calculations only and do not represent exposure to risk for the Company. The risk to the Company is associated with interest rate fluctuations and with the counterparty's ability to meet interest payment obligations. The Company minimizes this credit risk by entering into contracts with well-capitalized money-center banks and by requiring settlement of only the net difference between the exchanged interest payments. During the first quarter of 1995, the Company was a party in two interest rate swaps with notional amounts totaling $60 million. The Company paid a variable rate based on three-month LIBOR and received an average fixed rate of
4.11 percent. The effect of entering into these contracts resulted in a reduction of net interest income of $290,000 for the first three months of 1995. The Company was not a party in interest rate swaps during the first three months of 1996.

The primary analytical tool used by the Company to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry-standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than ten percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicated that the mix of interest rate sensitive assets and liabilities at March 31, 1996 and 1995 did not expose the Company to an unacceptable level of interest rate risk.

Liquidity
The Company's principal source of asset liquidity is investment securities available for sale. At March 31, 1996, investment securities available for sale totaled $659.8 million. This represents an increase of $480.1 million from March 31, 1995 resulting, in large part, from a one-time reclassification, at December 31, 1995, of $329.4 million of securities held to maturity to available for sale, that provided greater flexibility for managing the securities portfolio. This reclassification followed a special report issued by the Financial Accounting Standards Board, "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers", which allowed companies to reassess the appropriateness of the classifications of all securities and account for any reclassification at fair value.

The Company generates significant liquidity from its operating activities. The Company's profitability in the first three months of 1996 and 1995 was the main contributor to the cash flows provided from operations for such periods of $8.5 million and $6.1 million, respectively.

Additional cash flow is provided by and used in financing activities, primarily customer deposits, short-term borrowings from banks and extensions of long-term debt. In the first three months of 1996, $13.5 million was used in financing activities, as a $49.6 million decrease in deposits combined with other cash flow uses including dividends paid to shareholders and retirement of stock, was only partially offset by an increase of $18.1 million in purchased funds, a $1.8 million increase in common stock from option exercises and the issuance of $22.5 million of the Company's Senior Notes. These Notes, bearing interest at 7.11 percent, mature February 1, 2006. These results compare to the first three months of 1995, when $43.0 million was used in financing activities, mainly comprised of a $60.8 million decrease in customers' deposits, plus retirement of stock and dividends paid to shareholders, partially offset by a $19.2 million increase in short-term purchased funds.

The Company uses cash flows from operating and financing activities primarily to invest in securities and loans. During the first three months of 1996, net repayments of loans were $798,000 compared to $10.5 million during the same period in 1995. Due to the absence of growth in loan balances, the Company continued to increase its investment securities portfolio in 1996. Purchases of investment securities net of maturities and sales totaled $22.0 million for the first three months of 1996, compared to proceeds from maturities net of purchases of $14.3 million in the same period of 1995.

The Company anticipates increasing its cash levels from operations through the end of 1996 due to increased profitability and retained earnings. For the same period, it is anticipated that the investment securities portfolio and demand for loans will moderately increase. The growth in deposit balances is expected to follow the anticipated growth in loan and investment balances through the end of 1996.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $230.4 million at March 31, 1996, representing an increase of $18.2 million or 9 percent from March 31, 1995 and an
increase of $6.5 million, or 3 percent, from December 31, 1995.
As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 9.3 percent at March 31, 1996, from 8.8 percent a year ago and 9.0 percent at year-end 1995. The ratio of Tier I capital to risk-adjusted assets was 12.98 percent at March 31, 1996 compared to 13.03 percent at March 31, 1995 and 12.77 percent at December 31, 1995. Total capital to risk-adjusted assets was
15.38 percent at March 31, 1996 compared to 15.51 percent at
March 31, 1995 and 15.18 percent at December 31, 1995. The
following summarizes the ratios of capital to risk-adjusted
assets for the periods indicated:
                                                       At
                                        At March 31,   December 31,
                                     -----------------   ----------
                                      1996        1995         1995
                                     -----       -----        -----
Tier I Capital                       12.98%      13.03%       12.77%
Total Capital                        15.38%      15.51%       15.18%
Leverage ratio                        9.19%       8.81%        9.12%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of regulatory definitions of "well capitalized". Since 1994, the Board of Directors has approved the repurchase of up to 838,150 shares of common stock from time to time, subject to appropriate regulatory and acquisition accounting requirements. These purchases are made periodically in the open market and lessen the dilutive impact of issuing new shares to meet stock performance, option plans and other requirements. Pursuant to this program, 340,650 shares had been purchased through March 31, 1996.

Interim Periods

The financial information of the Company included herein for March 1996 and 1995 is unaudited; however, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Those adjustments are normal and recurring in nature. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1995.

On October 23, 1995, the Financial Accounting Standards Board Issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The recognition provisions and disclosure requirements of SFAS 123 are effective January 1, 1996. SFAS 123 allows an entity to either (i) retain the current method of accounting for stock compensation (principally APB Opinion No. 25) for purposes of preparing its basic financial statements or (ii) to adopt a new fair value based method that is established by the provisions of SFAS 123. Companies may continue to apply the accounting provisions of APB Opinion No. 25 in determining net income. However, they must apply the disclosure requirements of SFAS 123. The Company will retain its current method of accounting for stock compensation and thus the adoption of SFAS 123 will not have an impact on the Company's financial results.

In January 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under the provisions of SFAS 121, long-lived assets and certain identifiable intangibles to be held and used by an entity are required to be reviewed for impairment whenever events or changes indicate that the carrying amount of those assets may not be recoverable. The adoption of SFAS 121 did not have any effect on the Company's financial statements.

In January 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), which amends Statement No.65. SFAS 122 eliminated the accounting distinction to recognize as separate assets the rights to service mortgage loans for others depending on how the servicing rights were acquired, whether by purchase of loans or by origination of loans. SFAS 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current value of those rights. The adoption of SFAS 122 did not have a material impact on the Company's financial statements.

Certain amounts in prior periods have been restated to conform to the current presentation.


SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    WESTAMERICA BANCORPORATION
                                    (Registrant)


Date: May 8, 1996                   /s/ DENNIS R. HANSEN
                                    --------------------
                                    Dennis R. Hansen
                                    Senior Vice President
                                    and Controller


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

                      (b) Form 8-K: None