Form 10-Q
period 1996-06-30
WESTAMERICA BANCORPORATION
filed 1996-08-07
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996

Commission File Number: 1-9383


WESTAMERICA BANCORPORATION
- --------------------------
(Exact Name of Registrant as Specified in its Charter)


CALIFORNIA
- ----------
(State or other jurisdiction of incorporation or organization)


94-2156203
- ----------
(I.R.S. Employer Identification No.)


1108 Fifth Avenue, San Rafael, California 94901
- -----------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code (415)257-8000



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

Title of Class

Common Stock,
No Par Value

Shares outstanding as of August 2, 1996

9,529,390

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                              (Unaudited)
                                               June 30,      December 31,
                                         ------------------   ----------
                                             1996     1995*        1995
                                         --------   -------     --------
ASSETS

Cash and cash equivalents                $167,715   $190,656    $182,133
Money market assets                           250        250         250
Investment securities
  available for sale                      666,149    199,608     620,337
Investment securities held to
  maturity with market values of:
  $214,941 at June 30, 1996
  $614,324 at June 30, 1995
  $244,303 at December 31, 1995           216,256    616,362     242,175
Loans, net of reserve for
  loan losses of:
 $34,017 at June 30, 1996
 $33,607 at June 30, 1995
 $33,508 at December 31, 1995           1,364,069  1,342,037   1,353,732
Other real estate owned                     6,509      6,388       5,103
Premises and equipment, net                30,689     28,118      26,625
Interest receivable and other assets       53,244     62,659      60,589
                                       ---------- ----------  ----------
Total assets                           $2,504,881 $2,446,078  $2,490,944
                                       ========== ==========  ==========
LIABILITIES

Deposits:
  Non-interest bearing                 $  474,654 $  466,175  $  497,489
  Interest bearing:
    Transaction                           345,636    322,300     356,099
    Savings                               670,776    740,407     716,871
    Time                                  503,850    483,233     479,062
                                        ---------  ---------   ---------
    Total deposits                      1,994,916  2,012,115   2,049,521
Funds purchased                           216,183    182,248     175,622
Liability for interest, taxes and
  other expenses                           17,506     16,703      21,864
Notes and mortgages payable                42,500     20,000      20,000
                                        ---------  ---------   ---------
Total liabilities                       2,271,105  2,231,066   2,267,007

SHAREHOLDERS' EQUITY

Authorized - 50,000 shares
Common stock issued and outstanding:
   9,719 at June 30, 1996
   9,879 at June 30, 1995
   9,793 at December 31, 1995              95,705     94,943      94,786
Unrealized gain on securities
  available for sale, net of taxes          2,962         14       1,691
Retained earnings                         135,109    120,055     127,460
                                       ---------- ----------  ----------
Total shareholders' equity                233,776    215,012     223,937
                                       ---------- ----------  ----------
Total liabilities and
  shareholders' equity                 $2,504,881 $2,446,078  $2,490,944
                                       ========== ==========  ==========

* Restated on an historical basis to reflect the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                  Three months           Six months
(in thousands, except             ended June 30,        ended June 30,
  when indicated)               -----------------     -----------------
                                  1996      1995*       1996      1995*
                                ------     ------     ------     ------
INTEREST INCOME

Loans                          $30,930    $32,435    $62,145    $64,581
Money market assets
  and funds sold                    --          5         --        258
Trading account securities           1         --          1         --
Investment securities
  available for sale             9,202      2,575     17,990      5,312
Investment securities
  held to maturity               3,013      8,647      6,334     17,170
                               -------    -------    -------    -------
Total interest income           43,146     43,662     86,470     87,321

INTEREST EXPENSE

Transaction deposits             1,047        867      2,085      1,804
Savings deposits                 4,623      5,219      9,325     10,551
Time deposits                    6,114      6,022     12,244     11,198
Funds purchased                  2,677      2,081      5,358      4,130
Notes and mortgages payable        757        496      1,313      1,001
                               -------    -------    -------    -------
Total interest expense          15,218     14,685     30,325     28,684
                               -------    -------    -------    -------
NET INTEREST INCOME             27,928     28,977     56,145     58,637

Provision for loan losses        1,200      1,935      2,475      3,270
                               -------    -------    -------    -------
Net interest income after
  provision for loan losses     26,728     27,042     53,670     55,367

NON-INTEREST INCOME

Service charges on deposit       3,230      3,219      6,414      6,372
Merchant credit card               690        570      1,373      1,099
Mortgage banking                   288        370        633        741
Brokerage commissions              199        155        343        297
Trust fees                          92        147        173        316
Investment securities gains         21         --         35         --
Other                              767        973      1,668      1,728
                               -------    -------    -------    -------
Total non-interest income        5,287      5,434     10,639     10,553

NON-INTEREST EXPENSE

Salaries and benefits            9,329     10,858     19,170     21,712
Occupancy                        2,513      2,607      5,091      5,208
Equipment                        1,309      1,369      2,654      2,803
Data processing                    987      1,042      1,967      2,084
Professional fees                  552      1,090      1,107      2,683
Other real estate owned            144        233        209        345
FDIC insurance                       1      1,150         15      2,327
Other                            3,607      5,281      7,096      8,873
                               -------    -------    -------    -------
Total non-interest expense      18,442     23,630     37,309     46,035
                               -------    -------    -------    -------
INCOME BEFORE INCOME TAXES      13,573      8,846     27,000     19,885
 Provision for income taxes      4,221      2,308      8,501      5,797
                               -------    -------    -------    -------
NET INCOME                      $9,352     $6,538    $18,499    $14,088
                               =======    =======    =======    =======
Average shares outstanding       9,737      9,903      9,752      9,908

PER SHARE DATA
Net income                       $0.96      $0.66      $1.90      $1.42
Dividends declared                0.23       0.20       0.46       0.37

* Restated on an historical basis to reflect the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)                                              For the six
                                                         months ended
                                                           June 30,
                                                       ----------------
(in thousands)                                          1996     1995 *
                                                       -----     ------

OPERATING ACTIVITIES
Net income                                           $18,499    $14,088
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                          2,062      2,392
Loan loss provision                                    2,475      3,170
Amortization of deferred net loan fees                  (873)      (848)
(Increase) decrease in interest income
  receivable                                          (1,427)       122
Increase in other assets                              (3,292)    (6,169)
(Decrease) increase in income taxes payable             (305)       336
Increase in interest expense payable                   1,028         90
Decrease in other liabilities                         (1,444)    (4,457)
Gain on sales of investment securities                   (35)        --
Net loss on sales/write down of equipment                 70        339
Originations of loans for resale                      (4,972)    (3,267)
Proceeds from sale of loans originated
  for resale                                           5,549      4,443
Net gain on sale of property acquired
  in satisfaction of debt                                (95)       (63)
Write down on property acquired
  in satisfaction of debt                                225        271
                                                    --------   --------
Net cash provided by operating activities             17,465     10,447
                                                    --------   --------
INVESTING ACTIVITIES
Net (disbursements) repayments of loans              (14,780)     8,708
Purchases of investment securities
  available for sale                                (161,561)   (31,167)
Purchases of investment securities
  held to maturity                                   (10,634)   (28,011)
Purchases of property, plant and equipment            (7,655)    (1,563)
Proceeds from maturity of securities
  available for sale                                  90,371     23,707
Proceeds from maturity of securities
  held to maturity                                    36,554     50,108
Proceeds from sale of securities
  available for sale                                  35,111         --
Proceeds from sale of property and equipment           1,459         46
Proceeds from property acquired
  in satisfaction of debt                                728      1,723
                                                    --------   --------
Net cash (used in) provided by
  investing activities                               (30,407)    23,551
                                                    --------   --------
FINANCING ACTIVITIES
Net decrease in deposits                             (54,605)   (59,577)
Net increase in short-term borrowings                 40,561     46,822
Additions (payments) on notes and
  mortgages payable                                   22,500     (5,524)
Exercise of stock options/issuance of shares           2,286      2,430
Cash in lieu of fractional shares                         --        (14)
Retirement of stock                                   (7,723)    (4,966)
Dividends paid                                        (4,495)    (3,470)
                                                    --------   --------
Net cash used in financing activities                 (1,476)   (24,299)
                                                    --------   --------
Net (decrease) increase in cash and
  cash equivalents                                   (14,418)     9,699
                                                    --------   --------
Cash and cash equivalents at beginning of year       182,133    180,957
                                                    --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $167,715   $190,656
                                                    ========   ========
Supplemental disclosure of non-cash and
  and cash activities:
Loans transferred to other real estate owned           2,264        296
Unrealized net gain on securities
  available for sale                                   1,271      2,284
Interest paid for the period                          29,297     30,019
Income tax payments for the period                     8,653      6,551


* Restated on an historical basis to reflect the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County and Community Banker Services Corporation, reported second quarter 1996 net income of $9.4 million or $.96 per share. On a year-to-date basis, the Company reported net income of $18.5 million, or $1.90 per share. This record level of earnings represents increases of 43 percent and 31 percent, respectively, from the second quarter of 1995 and June 1995 year-to-date.

On April 12, 1996, the Company merged one of its subsidiary banks, Napa Valley Bank, with and into Westamerica Bank, its largest subsidiary.

All financial data has been restated on an historical basis to reflect the July 17, 1995 acquisition of North Bay Bancorp, which was accounted for as a pooling-of-interests.

Acquisitions
- ------------

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

Components of Net Income
- ------------------------

Following is a summary of the components of net income for the periods indicated:

                                   For the three          For the six
                                    months ended          months ended
                                      June 30,              June 30,
                                 ----------------      ----------------
(In millions)                     1996       1995       1996       1995
                                 -----      -----      -----      -----
Net interest income *            $29.8      $30.6      $59.8      $61.8
Provision for loan losses         (1.2)      (1.9)      (2.5)      (3.3)
Non-interest income                5.3        5.4       10.6       10.6
Non-interest expense             (18.4)     (23.6)     (37.3)     (46.0)
Provision for income
  taxes *                         (6.1)      (4.0)     (12.1)      (9.0)
                                 -----      -----      -----      -----
Net income                        $9.4       $6.5      $18.5      $14.1
                                 =====      =====      =====      =====
* Fully taxable equivalent basis (FTE)


Components of Net Income as a Percent of Average Earning Assets
- ---------------------------------------------------------------

The components of net income (annualized) expressed as a percent of average earning assets are summarized in the following table for the periods indicated:

                                   For the three          For the six
                                    months ended          months ended
                                      June 30,              June 30,
                                 ----------------      ----------------
                                  1996       1995       1996       1995
                                 -----      -----      -----      -----
Net interest income (FTE)         5.29%      5.63%      5.32%      5.67%
Provision for loan losses        -0.21%     -0.36%     -0.22%     -0.30%
Non-interest income               0.94%      1.00%      0.95%      0.97%
Non-interest expense             -3.27%     -4.35%     -3.32%     -4.23%
Provision for income taxes       -1.09%     -0.72%     -1.08%     -0.82%
                                 -----      -----      -----      -----
Net income                        1.66%      1.20%      1.65%      1.29%
                                 =====      =====      =====      =====
Net income (annualized) as
  a percent of average
  total assets                    1.51%      1.10%      1.50%      1.18%

Analysis of Net Interest Income and Margin
- ------------------------------------------

The Company continually manages its interest-earning assets and interest-bearing liabilities adapting rapidly to changes in market rates. Second quarter and June year-to-date 1996 net interest income (FTE) was lower than the comparable periods in 1995. This was due to the adverse effect of a decrease in the average balance of low-cost deposits combined with higher rates paid on interest-bearing liabilities and a decrease in average earning-asset yields, partially offset by higher earning-asset average balances. These variances are shown in the components of net interest income and in the analysis of net interest margin summarized as follows for the periods indicated:

NET INTEREST INCOME                For the three          For the six
                                    months ended          months ended
                                      June 30,              June 30,
                                 ----------------      ----------------
(In millions)                     1996       1995       1996       1995
                                 -----      -----      -----      -----
Interest income                  $43.1      $43.7      $86.5      $87.3
Interest expense                 (15.2)     (14.7)     (30.3)     (28.7)
FTE adjustment                     1.9        1.6        3.6        3.2
                                 -----      -----      -----      -----
  Net interest income (FTE)      $29.8      $30.6      $59.8      $61.8
                                 =====      =====      =====      =====
Average earning assets          $2,269     $2,181     $2,261     $2,197
Net interest margin (FTE)         5.29%      5.63%      5.32%      5.67%


Net interest income (FTE) decreased $800,000 or 3 percent in the second quarter of 1996 from the $30.6 million earned during the second quarter of 1995. The effect of a $600,000 decrease in interest income, mainly resulting from decreases in earning-asset yields due to higher average balances in the lower yielding investment securities portfolio, was partially offset by a $300,000 increase in the FTE adjustment, as the Company's average balance in tax-exempt securities and tax-free loans increased $28 million and $27 million, respectively, from the second quarter of 1995. Also contributing to the unfavorable variance from the second quarter of 1995, was an increase of $500,000 in interest expense, principally due to the effect of a $48 million decrease in the average balances of interest-bearing low-cost deposits, offset in part by an increase of $25 million in non-interest bearing demand deposits, and an increase of $68 million in the average balance of higher costing short-term purchased funds.

On a year-to-date basis, the Company experienced a similar pattern. Interest income decreased $800,000 as the growth in the average balances of the lower-yielding investment securities portfolio exceeded that of higher-yielding loans by $33 million, and was partially offset by a $400,000 increase in the FTE adjustment due to the same reasons listed above in reference to the second quarter of 1996. Interest expense increased $1.6 million from the first six months of 1996, mostly due to a $59 million decrease in the average balances of interest-bearing low-cost deposits, partially offset by an increase of $24 million in the average balances of non-interest bearing demand deposits, and a $61 million increase in the average balance of higher-costing purchased funds.

Second quarter 1996 amortized loan fees of $290,000, which are included in interest income on loans, were $236,000 lower than the same period in 1995; June year-to-date loans fees of $563,000 were $688,000 lower than the first six months of 1996.

NET INTEREST MARGIN (FTE)          For the three          For the six
                                    months ended          months ended
                                      June 30,              June 30,
                                 ----------------      ----------------
                                  1996       1995       1996       1995
                                 -----      -----      -----      -----
Yield on earning assets           7.98%      8.33%      8.02%      8.30%
Cost of interest-bearing
  liabilities                     3.45%      3.42%      3.44%      3.32%
                                  ----       ----       ----       ----
Net interest spread               4.53%      4.91%      4.58%      4.98%

Impact of non-interest
  bearing demand                  0.76%      0.72%      0.74%      0.69%
                                  ----       ----       ----       ----
Net interest margin               5.29%      5.63%      5.32%      5.67%
                                  ====       ====       ====       ====

The net interest margin during the second three months of 1996 was 34 basis points lower than the same period in 1995. The average yield on earning assets for the same period in 1996 was 35 basis points lower than in 1995 due to a 3 basis point increase in the rate paid on interest-bearing liabilities. This was partially offset by the favorable effect of an increase in non-interest bearing demand deposits.

For the first six months of 1996, the net interest margin was 35 basis points lower than 1995. This change resulted from a 28 basis point decrease in the yield on earning assets and an increase of 12 basis points in the rate paid on interest-bearing liabilities, partially offset by the favorable effect of an increase in non-interest bearing deposits.


Summary of Average Balances, Yields/Rates and Interest Differential
- -------------------------------------------------------------------

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

                                           For the three months ended
                                                 June 30, 1996
(dollars in thousands)                   -------------------------------
                                                    Interest      Rates
                                         Average     income/    earned/
                                          balance    expense       paid
                                         --------    -------    -------
Assets
Money market assets and funds sold     $      250    $    --         --%
Trading account securities                     67          1       6.00
Investment securities:
  Available for sale                      647,979      9,951       6.18
  Held to maturity                        225,812      3,727       6.64
Loans:
  Commercial                              822,359     19,122       9.35
  Real estate construction                 47,639      1,323      11.17
  Real estate residential                 249,908      4,588       7.38
  Consumer                                274,906      6,321       9.25
                                        ---------     ------
Earning assets                          2,268,920     45,033       7.98

Other assets                              214,794
                                       ----------
Total assets                           $2,483,714
                                       ==========
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand          $  462,151    $    --         --%
  Savings and interest-bearing
    transaction                         1,032,020      5,670       2.21
  Time less than $100,000                 302,362      3,687       4.90
  Time $100,000 or more                   188,605      2,427       5.18
                                        ---------     ------
  Total interest-bearing deposits       1,522,987     11,784       3.11
Funds purchased                           210,687      2,677       5.11
Notes and mortgages payable                42,500        757       7.16
                                        ---------     ------
  Total interest-bearing liabilities    1,776,174     15,218       3.45
Other liabilities                          18,565
Shareholders' equity                      226,824
                                       ----------
Total liabilities and
  shareholders' equity                 $2,483,714
                                       ==========
Net interest spread (1)                                            4.53%
Net interest income and interest margin (2)          $29,815       5.29%
                                                     =======       ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

                                           For the three months ended
                                                 June 30, 1995 *
(dollars in thousands)                   -------------------------------
                                                    Interest      Rates
                                         Average     income/    earned/
                                          balance    expense       paid
                                         --------    -------    -------
Assets
Money market assets and funds sold           $390    $     5       5.14%
Trading account securities                     --         --         --
Investment securities:
  Available for sale                      181,323      2,634       5.83
  Held to maturity                        630,412      9,934       6.32
Loans:
  Commercial                              802,099     19,762       9.88
  Real estate construction                 65,824      2,049      12.49
  Real estate residential                 210,446      3,955       7.54
  Consumer                                290,205      6,931       9.58
                                        ---------     ------
Earning assets                          2,180,699     45,270       8.33

Other assets                              211,082
                                       ----------
Total assets                           $2,391,781
                                       ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand          $  436,901    $    --         --%
  Savings and interest-bearing
    transaction                         1,080,601      6,086       2.26
  Time less than $100,000                 304,619      3,758       4.95
  Time $100,000 or more                   169,030      2,264       5.37
                                        ---------     ------
    Total interest-bearing deposits     1,554,250     12,108       3.12
Funds purchased                           143,040      2,081       5.84
Notes and mortgages payable                25,049        496       7.94
                                        ---------     ------
  Total interest-bearing liabilities    1,722,339     14,685       3.42
Other liabilities                          17,494
Shareholders' equity                      215,047
                                       ----------
Total liabilities and
  shareholders' equity                 $2,391,781
                                       ==========
Net interest spread (1)                                            4.91%
Net interest income and interest margin (2)          $30,585       5.63%
                                                     =======       ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

* Restated on an historical basis to reflect the July 17, 1995 acquisition of North Bay Bancorp on a pooling-of-interests basis.

                                            For the six months ended
                                                 June 30, 1996
(dollars in thousands)                   -------------------------------
                                                    Interest      Rates
                                         Average     income/    earned/
                                          balance    expense       paid
                                         --------    -------    -------
Assets
Money market assets and funds sold     $      250    $    --         --%
Trading account securities                     34          1       5.91
Investment securities:
  Available for sale                      639,639     19,467       6.12
  Held to maturity                        233,430      7,739       6.67
Loans:
  Commercial                              817,027     38,371       9.44
  Real estate construction                 49,239      2,847      11.63
  Real estate residential                 244,942      8,995       7.38
  Consumer                                275,983     12,734       9.28
                                        ---------     ------
Earning assets                          2,260,544     90,154       8.02

Other assets                              215,272
                                       ----------
Total assets                           $2,475,816
                                       ==========

Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand          $  459,161    $    --         --%
  Savings and interest-bearing
    transaction                         1,042,938     11,410       2.20
  Time less than $100,000                 304,638      7,550       4.98
  Time $100,000 or more                   178,971      4,694       5.27
                                        ---------     ------
    Total interest-bearing deposits     1,526,547     23,654       3.12
Funds purchased                           208,429      5,358       5.17
Notes and mortgages payable                36,293      1,313       7.28
                                        ---------     ------
  Total interest-bearing liabilities    1,771,269     30,325       3.44
Other liabilities                          20,608
Shareholders' equity                      224,778
                                       ----------
Total liabilities and
  shareholders' equity                 $2,475,816
                                       ==========
Net interest spread (1)                                            4.58%
Net interest income and interest margin (2)          $59,829       5.32%
                                                     =======       ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

                                            For the six months ended
                                                 June 30, 1995 *
(dollars in thousands)                   -------------------------------
                                                    Interest      Rates
                                         Average     income/    earned/
                                          balance    expense       paid
Assets                                   --------    -------    -------
Money market assets and funds sold     $    9,022    $   258       5.77%
Trading account securities                     --         --         --
Investment securities:
  Available for sale                      185,750      5,432       5.90
  Held to maturity                        629,817     19,673       6.30
Loans:
  Commercial                              804,553     39,447       9.89
  Real estate construction                 66,524      3,989      12.09
  Real estate residential                 209,121      7,854       7.57
  Consumer                                291,718     13,799       9.54
                                        ---------     ------
Earning assets                          2,196,505     90,452       8.30

Other assets                              208,711
                                       ----------
Total assets                           $2,405,216
                                       ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand          $  435,101    $    --         --%
  Savings and interest-bearing
    transaction                         1,102,370     12,355       2.26
  Time less than $100,000                 304,672      7,112       4.71
  Time $100,000 or more                   160,487      4,086       5.13
                                        ---------     ------
    Total interest-bearing deposits     1,567,529     23,553       3.03
Funds purchased                           147,326      4,130       5.65
Notes and mortgages payable                25,286      1,001       7.98
                                        ---------     ------
  Total interest-bearing liabilities    1,740,141     28,684       3.32
Other liabilities                          18,001
Shareholders' equity                      211,973
                                       ----------
Total liabilities and
  shareholders' equity                 $2,405,216
                                       ==========
Net interest spread (1)                                            4.98%
Net interest income and interest margin (2)          $61,768       5.67%
                                                     =======       ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

* Restated on an historical basis to reflect the July 17, 1995 acquisition of North Bay Bancorp on a pooling-of-interests basis.

RATE AND VOLUME VARIANCES. The following table sets forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

                                    Three months ended
                                  June 30, 1996 compared
                                  with three months ended
                                      June 30, 1995 *
                               -----------------------------
                                Volume       Rate      Total
                                ------       ----      -----
Increase (decrease) in
  interest and fee income:
Money market assets and
  funds sold                    $   (1)    $   (4)    $   (5)
Trading account securities           1         --          1
Investment securities:
  Available for sale             7,150        167      7,317
  Held to maturity              (6,734)       527     (6,207)
Loans:
  Commercial                       570     (1,210)      (640)
  Real estate construction        (525)      (201)      (726)
  Real estate residential          711        (78)       633
  Consumer                        (368)      (242)      (610)
                                ------     ------     ------
    Total loans                    388     (1,731)    (1,343)
                                ------     ------     ------
Total increase (decrease)
  in interest and
  fee income (1)                   804     (1,041)      (237)
                                ------     ------     ------
Increase (decrease) in
  interest expense:
Deposits:
  Savings/interest-bearing        (280)      (136)      (416)
  Time less than $ 100,000         (32)       (39)       (71)
  Time $ 100,000 or more           238        (75)       163
                                ------     ------     ------
    Total interest-bearing         (74)      (250)      (324)
Funds purchased                    808       (212)       596
Notes and mortgages payable        303        (42)       261
                                ------     ------     ------
  Total increase (decrease)
    in interest expense          1,037       (504)       533
                                ------     ------     ------
Decrease in net
  interest income (1)           $ (233)    $ (537)    $ (770)
                                ======     ======     ======

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

* Restated on an historical basis to reflect the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

                                     Six months ended
                                  June 30, 1996 compared
                                   with six months ended
                                      June 30, 1995 *
(In thousands)                 -----------------------------
                                Volume       Rate      Total
                                ------       ----      -----
Increase (decrease) in
  interest and fee income:
Money market assets and
  funds sold                   $  (127)   $  (131)   $  (258)
Trading account securities           1         --          1
Investment securities:
  Available for sale            13,821        214     14,035
  Held to maturity             (13,155)     1,221    (11,934)
Loans:
  Commercial                       570     (1,646)    (1,076)
  Real estate construction        (995)      (147)    (1,142)
  Real estate residential        1,335       (194)     1,141
  Consumer                        (707)      (358)    (1,065)
                               -------    -------    -------
    Total loans                    203     (2,345)    (2,142)
                               -------    -------    -------
Total increase (decrease)
  in interest and
  fee income (1)                   743     (1,041)      (298)
                               -------    -------    -------
Increase (decrease) in
  interest expense
Deposits:
  Savings/interest-bearing        (633)      (312)      (945)
  Time less than $ 100,000          (1)       439        438
  Time $ 100,000 or more           492        116        608
                               -------    -------    -------
    Total interest-bearing        (142)       243        101
Funds purchased                  1,548       (320)     1,228
Notes and mortgages payable        391        (79)       312
                               -------    -------    -------
  Total increase (decrease)
    in interest expense          1,797       (156)     1,641
                               -------    -------    -------
Decrease in net
  interest income (1)          $(1,054)   $  (885)   $(1,939)
                               =======    =======    =======

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

* Restated on an historical basis to reflect the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis.

Provision for Loan Losses
- -------------------------

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors.

Maintenance of underwriting standards and continuing improvements in credit quality allowed the Company to reduce the level of its provision for loan losses to $1.2 million in the second quarter of 1996. This amount is $735,000 lower than the second quarter of 1995, which included a $600,000 additional provision recognized by Novato National Bank, North Bay Bancorp's subsidiary bank, prior to North Bay Bancorp's merger into the Company. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Non-interest Income
- -------------------

The following table summarizes the components of non-interest income for the periods indicated.

                                   For the three          For the six
                                    months ended          months ended
                                      June 30,              June 30,
(in millions)                    ----------------      ----------------
                                  1996       1995       1996       1995
                                 -----      -----      -----      -----
Deposit account fees             $3.23      $3.22      $6.41      $6.37
Merchant credit card              0.69       0.57       1.37       1.10
Mortgage banking income           0.29       0.37       0.63       0.74
Brokerage commissions             0.20       0.15       0.34       0.30
Trust fees                        0.09       0.15       0.17       0.32
Investment securities gain        0.02         --       0.04         --
Other non-interest income         0.77       0.97       1.68       1.72
                                 -----      -----     ------     ------
  Total                          $5.29      $5.43     $10.64     $10.55
                                 =====      =====     ======     ======

The $140,000 decrease in non-interest income during the second quarter of 1996 compared to the second quarter of 1995, included $190,000 lower other non-interest income, principally due to the reversal, during the second quarter of 1995, of overaccrued reserves that had been recorded at the acquired institutions prior to the merger with and into the Company, $80,000 lower mortgage banking income resulting mostly from lower mortgage servicing fees, due to reduced refinancing volume and $60,000 lower trust fees. Partially offsetting these variances, merchant credit card income increased $120,000 in the second quarter of 1996 compared to the same quarter of 1995 due to increased volume, and brokerage commissions were $50,000 higher than in the second quarter of 1995. Completing the variance, the sale of investment securities available for sale resulted in a $20,000 gain in the second quarter of 1996, compared to $0 during the same period in 1995, and service charges on deposit accounts were $10,000 higher than in the comparable period of 1995.

On a year-to-date basis, the same pattern repeats when comparing the individual changes experienced in 1996 compared with the same period in 1995.

Non-interest income for the first six months of 1996 was $90,000 higher than the same period in 1995. Merchant credit card income was $270,000 higher than in 1995 due to volume, and brokerage commissions and service charges on deposit accounts were $40,000, each, higher than the first six months of 1995 mostly due to increased volumes. The Company realized a gain of $40,000 from the sale of investment securities available for sale compared to $0 in 1995. Partially offsetting these increases in non-interest income, trust fees were $150,000 lower than the first six months of 1995 as volumes have decreased from prior year; mortgage banking income decreased $110,000 from the same period in 1995 principally due to lower mortgage servicing fees resulting from lower volumes; other non-interest income decreased $40,000 reflecting the effect of the 1995 reversal of reserves mentioned above. These variances were partially offset by higher miscellaneous items also included in this category.


Non-interest expense
- --------------------

The following table summarizes the components of non-interest expense for the periods indicated.

                                   For the three          For the six
                                    months ended          months ended
                                      June 30,              June 30,
(In millions)                    ----------------      ----------------
                                  1996       1995       1996       1995
                                 -----      -----      -----      -----
Salaries                         $7.23      $8.69     $14.65     $17.00
Other personnel                   2.10       2.17       4.52       4.71
Occupancy                         2.51       2.61       5.09       5.21
Equipment                         1.31       1.37       2.65       2.80
Data processing services          0.99       1.04       1.97       2.08
Professional fees                 0.55       1.09       1.11       2.68
Courier service                   0.53       0.33       0.97       0.66
Stationery and supplies           0.45       0.45       0.82       0.85
Postage                           0.34       0.38       0.71       0.76
Advertising/public relation       0.33       0.41       0.61       0.68
Loan expense                      0.34       0.36       0.58       0.62
Merchant credit card              0.20       0.19       0.38       0.38
Operational losses                0.17       0.28       0.35       0.51
Other real estate owned           0.14       0.23       0.21       0.35
FDIC deposit insurance              --       1.15       0.01       2.33
Other non-interest expense        1.25       2.88       2.68       4.41
                                ------     ------     ------     ------
Total                           $18.44     $23.63     $37.31     $46.03
                                ======     ======     ======     ======

Non-interest expense continues to show the effects of cost controls and the benefits resulting from consolidation of operations after the 1995 acquisitions. During the second quarter of 1996, non-interest expense decreased $5.19 million from the second quarter of 1995. All categories decreased with the exception of courier service and merchant credit card related expenses. Reductions in non-interest expense include salaries and other employee related expenses, lower by $1.53 million, as a result of streamlining of operations reflected in the reduction of 102 full-time equivalent employees; FDIC insurance expense, lower by $1.2 million due to the elimination of premiums; professional fees, down $540,000 as the second quarter of 1995 included one-time expenses related to the 1995 mergers; and operational losses, down $110,000 from the second quarter of 1995. In addition, occupancy expense was down $100,000 from the second quarter in 1995 principally as a result of merger-related fixed asset write-offs recorded in 1995; other real estate owned was $90,000 lower as 1995 included higher write-downs to net realizable values of properties acquired in satisfaction of debt; and advertising/public relations and equipment expenses were $80,000 and $60,000, respectively, lower than the second quarter of 1995, mostly due to asset write-offs and other expense associated with the first and second quarter of 1995 mergers. Completing the variance from the same quarter of 1995, data processing services, postage and loan expense were lower by $50,000, $40,000 and $20,000, respectively, reflecting the consolidation of operations after the mergers.

During the first six months of 1996, non-interest expense decreased $8.72 million from the first six months of 1995. The favorable impact of consolidation of operations after the 1995 mergers is reflected in the reductions of expenses in all categories, with the exception of courier services, higher than prior year by $310,000, in part due to the larger territory covered by the Company's operations and the increased number of merchant pick-ups and deliveries. Reductions in non-interest expense from the first six months of 1995 include employee related expense, lower by $2.54 million, principally caused by a reduction of 116 in full-time equivalent staff, FDIC insurance expense, lower by $2.32 million due to the elimination of premiums and professional fees, down $1.57 million as the first six months of 1995 included one-time expenses in connection with merger activity. In addition, operational losses were $160,000 lower than in the prior year and equipment expense decreased $150,000, also as a result of 1995 merger-related fixed asset write-offs. Other real estate owned expenses decreased $140,000, as 1995 included higher write-downs and maintenance costs of related properties, and occupancy and data processing services were down $120,000 and $110,000, respectively, mainly reflecting consolidation of operations. Completing the variance, advertising/public relations was lower than 1995 by $70,000, postage was down $50,000 and loan expense and stationery and supplies expense were lower by $40,000 and $30,000, respectively, from the first six months of 1995, as related costs stabilized after increased merger activity.


Provision for income tax
- ------------------------

During the second quarter and the first six months of 1996, the Company recorded income tax expense of $4.2 million and $8.5 million, respectively, compared to $2.3 million and $5.8 million in the comparable periods of 1995. The 1996 provisions represent effective tax rates of 31 percent for the second quarter and the first six months of 1996 and 26 percent and 29 percent, respectively, for the second quarter and first six months of 1995. The reduced income tax expense in the second quarter of 1995 was mainly due to a $924,000 reduction in the valuation allowance at CapitolBank Sacramento, recognized prior to the acquisition by the Company during the second quarter of 1995. The increased expenses in the current year are directly attributable to the higher level of earnings.


Asset Quality
- -------------

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

                                           Balances at
                                     June 30,     December 31,
(In millions)                    ----------------  -----------
                                  1996       1995       1995
                                 -----      -----      -----
Classified loans                 $41.4      $51.4      $44.9
Other classified assets            6.5        6.4        5.1
                                 -----      -----      -----
Total classified assets          $47.9      $57.8      $50.0
                                 =====      =====      =====
Reserve for loan losses
  as a percentage of
  classified loans                  82%        65%        75%

Classified loans at June 30, 1996, decreased $10.0 million or 19 percent to $41.4 million from June 30, 1995, principally due to sales and pay-offs of loans with real estate collateral and transfers to the other real estate owned category. The $100,000 increase from prior year of other classified assets was due to the combination of transfers of loans with real estate collateral net of sales, write-downs and payoffs of properties classified as other real estate owned.

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

                                           Balances at
                                     June 30,     December 31,
(In millions)                    ----------------  -----------
                                  1996       1995       1995
Loans:                           -----      -----      -----
  Performing non-accrual         $2.17      $3.26      $2.46
  Non-performing,
    non-accrual                   6.11       7.16       7.49
                                 -----      -----      -----
   Total non-accrual loans        8.28      10.42       9.95

  90 days past due and
    still accruing                0.17       0.28       0.27
                                 -----      -----      -----
Total non-performing loans        8.45      10.70      10.22

Other real estate owned           6.51       6.39       5.10
                                ------     ------     ------
Total non-performing assets     $14.96     $17.09     $15.32
                                ======     ======     ======
Reserve for loan losses
  as a percentage of
  non-performing loans             402%       314%       328%

Performing non-accrual loans decreased $1.09 million to $2.17 million at June 30, 1996 from $3.26 million at June 30, 1995 and decreased $290,000 from $2.46 million outstanding at December
31, 1995. Non-performing non-accrual loans of $6.11 million at June 30, 1996, decreased $1.05 million from June 31, 1995 and decreased $1.38 million from December 31, 1995. The $2.14 million and $1.67 million reductions in total non-accrual loans from June 30 and December 31, 1995, respectively, were principally due to payoffs and writeoffs of loans with real estate collateral and commercial loans. The $120,000 and the $1.41 million other real estate owned increases from June 30 and December 31, 1995, respectively, were due to the combination of additions from non-accrual loans with real estate collateral net of liquidations and sales. The amount of gross interest income that would have been recorded for non-accrual loans for the three and six months ending June 30, 1996, if all such loans had been current in accordance with their original terms, was $192,000 and $406,000, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and six months ended June 30, 1996 totaled $45,000 and $124,000, respectively, representing annualized yields of 2.10 and 2.86 percent. Cash payments received which were applied against the book balance of non-accrual loans outstanding at June 30, 1996, totaled $291,000.

Reserve for loan losses
- -----------------------

It is the position of the Company that, even though the strategy to improve credit quality is reflected in the declining balances of non-accrual loans, the increased level of the loan loss reserve is adequate to provide for losses that can be estimated based on anticipated specific and general conditions as determined by Management. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities and prevailing economic conditions. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. While these factors are judgmental and may not be reduced to a purely mathematical formula, Management considers the reserve for loan losses, for the periods presented, to be adequate as a reserve against inherent losses. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required reserve levels.

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                   For the three          For the six
                                    months ended          months ended
                                      June 30,              June 30,
(In millions)                    ----------------      ----------------
                                  1996       1995       1996       1995
                                ------     ------     ------     ------
Balance, beginning
  of period                     $33.78     $33.05     $33.51     $32.45
Loan loss provision               1.20       1.94       2.48       3.27

Credit losses                    (1.54)     (1.82)     (3.06)     (3.28)
Credit loss recoveries            0.58       0.44       1.09       1.17
                                 -----      -----      -----      -----
  Net credit losses              (0.96)     (1.38)     (1.97)     (2.11)
                                ------     ------     ------     ------
Balance, end of period          $34.02     $33.61     $34.02     $33.61
                                ======     ======     ======     ======
Reserve for loan losses
  as a percentage of
  loans outstanding               2.43%      2.44%


Asset and Liability Management
- ------------------------------

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk. In evaluating the exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including interest rate swaps, utilized to hedge the impact of interest rate fluctuations on interest-bearing assets and liabilities in the current interest rate environment. Interest rate swaps are agreements to exchange interest payments computed on notional amounts, which are used as a basis for the calculations only and do not represent exposure to risk for the Company. The risk to the Company is associated with interest rate fluctuations and with the counterparty's ability to meet interest payment obligations. The Company minimizes this credit risk by entering into contracts with well-capitalized money-center banks and by requiring settlement of only the net difference between the exchanged interest payments. At June 30, 1995, the Company was a party in two interest rate swaps with notional amounts totaling $60 million. The Company paid a variable rate based on three-month LIBOR and received an average fixed rate of 4.11 percent. The effect of entering into these contracts resulted in reductions of net interest income of $607,000 for the first six months of 1995. The Company had no interest rate swaps outstanding during the first six months of 1996.

The primary analytical tool used by the Company to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than ten percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 1996 does not expose the Company to an unacceptable level of interest rate risk.


Liquidity
- ---------

The Company's principal source of asset liquidity is investment securities available for sale. At June 30, 1996, investment securities available for sale totaled $666.1 million. This represents an increase of $466.5 million from June 30, 1995 resulting, in large part, from a one-time reclassification, at December 31, 1995, of $329.4 million of securities from held to maturity to available for sale, that provided greater flexibility for managing the securities portfolio. This reclassification followed a special report issued by the Financial Accounting Standards Board, "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers", which allowed companies to reassess the appropriateness of the classifications of all securities and account for any reclassification at fair value.

The Company generates significant liquidity from its operating activities. The Company's profitability in the first six months of 1996 and 1995 was the main contributor to the cash flows provided from operations for such periods of $17.5 million and $10.4 million, respectively.

Cash flow is provided by and used in financing activities, primarily customer deposits, short-term borrowings from banks and extensions of long-term debt. In the first six months of 1996, $1.5 million were used in financing activities, as a $54.6 million decrease in deposits combined with other cash flow uses, including $4.5 million in dividends paid to shareholders and $7.7 million in repurchases and retirement of stock, were partially offset by an increase of $40.6 million in purchased funds, a $2.3 million increase in common stock from option exercises and the issuance of $22.5 million of the Company's Senior Notes. These results compare to the first six months of 1995 when $24.3 million were used in financing activities, mainly comprised of a $59.6 million decrease in customer deposits, plus payments of $5.5 million on long-term debt, and retirement of stock and dividends paid to shareholders for $5.0 million and $3.5 million, respectively. These uses of funds were partially offset by a $46.8 million increase in short-term purchased funds and a $2.4 million increase in common stock from option exercises.

The Company uses cash flows from operating and financing activities primarily to invest in securities and loans. During the first six months of 1996, net disbursements of loans were $14.8 million compared to net repayments of loans of $8.7 million during the same period in 1995. The Company continued to grow its investment securities portfolio in 1996, reflected in the $10.2 million increase in purchases of investment securities net of maturities and sales for the first six months of 1996 compared to proceeds from maturities net of purchases of $14.6 million during the same period of 1995.

The Company anticipates increasing its cash level from operations through the end of 1996 due to increased profitability and retained earnings. For the same period, it is anticipated that the investment securities portfolio and demand for loans will moderately increase. The growth in deposit balances is expected to follow the anticipated growth in loan and investment balances through the end of 1996.


Capital Resources
- -----------------

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $233.8 million at June 30, 1996, representing an increase of $18.8 million or 9 percent from June 30, 1995 and an increase of $9.8 million, or 4 percent, from December 31, 1995. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 9.3 percent at June 30, 1996, from 8.8 percent a year ago and 9.0 percent at year-end 1995. The ratio of Tier I capital to risk-adjusted assets was 13.11 percent at June 30, 1996 compared to 13.01 percent at June 30, 1995 and 12.77 percent at December 31, 1995. Total capital to risk-adjusted assets was 15.51 percent at June 30, 1996 compared to 15.48 percent at June 30, 1995 and 15.18 percent at December 31, 1995.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                                       At
                                    At June 30,   December 31,
                                 ----------------  -----------
                                  1996       1995       1995
                                 -----      -----      -----
Tier I Capital                   13.11%     13.01%     12.77%
Total Capital                    15.51%     15.48%     15.18%
Leverage ratio                    9.29%      9.03%      9.12%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of regulatory definitions of "well capitalized". During 1996, 1995 and in 1994, the Board of Directors approved the repurchase of up to 838,150 shares of common stock from time to time, subject to appropriate regulatory and acquisition accounting requirements. These purchases are made periodically in the open market and lessen the dilutive impact of issuing new shares to meet stock performance, option plans and other requirements on the calculation of earnings per share. Pursuant to this program, 410,750 shares had been purchased through June 30, 1996.

Interim Periods
- ---------------

The financial information of the Company included herein for June 1996 and 1995 is unaudited; however, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Those adjustments are normal and recurring in nature. The results of operations for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1995.

On October 23, 1995, the Financial Accounting Standards Board Issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The recognition provisions and disclosure requirements of SFAS 123 are effective January 1, 1996. SFAS 123 allows an entity to either (i) retain the current method of accounting for stock compensation (principally APB Opinion No. 25) for purposes of preparing its basic financial statements or (ii) to adopt a new fair value based method that is established by the provisions of SFAS 123. Companies may continue to apply the accounting provisions of APB Opinion No. 25 in determining net income. However, they must apply the disclosure requirements of SFAS 123. The Company will retain its current method of accounting for stock compensation and thus SFAS 123 is not expected to have an impact on the Company's financial results.

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

                           WESTAMERICA BANCORPORATION
                           (Registrant)


Date: August 6, 1996       /s/ DENNIS R. HANSEN
                           --------------------
                           Dennis R. Hansen
                           Senior Vice President
                           and Controller

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

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         Proxies for the Annual Meeting of shareholders held on April 23, 1996, were solicited pursuant
         Regulation 14A of the Securities Exchange Act of
         1934. The Report of Inspector of election indicates that 7,470,716 shares of the Common
         Stock of the Company, out of 9,791,109 shares outstanding, were present at the meeting. The following matters were submitted to a vote of the shareholders:

     1.- Election of directors:
                                                   Withheld/
                                            For   Exceptions
                                        ---------  ---------
         Etta Allen                     7,349,652    121,064
         Louis E. Bartolini             7,310,815    159,901
         Charles I. Daniels, Jr.        7,310,314    160,402
         Don Emerson                    7,407,447     63,269
         Arthur C. Latno, Jr.           7,318,882    151,834
         Patrick D. Lynch               7,315,483    155,233
         Catherine C. MacMillan         7,310,359    160,357
         Dwight H. Murray, Jr.          7,400,792     69,924
         Ronald A. Nelson               7,403,956     66,760
         Carl R. Otto                   7,378,847     91,869
         David L. Payne                 7,406,998     63,718
         Edward B. Sylvester            7,376,070     94,646

     2.- Ratification of independent certified public accountant firm. A proposal to ratify the selection of KPMG Peat Marwick LLP as independent certified public accountants for the Company for 1996.

                  For     :  7,355,398
                  Against :     23,924
                  Abstain :     90,394


     3.- Proposal to change the method of compensating the members who serve on the Board of Directors.

                  For     :    657,796
                  Against :  5,109,089
                  Abstain :    271,898



Item 5 - Other Information

                  None

Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibit 11: Computation of Earnings Per Share on Common
                  and Common Equivalent Shares and on Common
                  Shares Assuming Full Dilution

  (b) Reports on Form 8-K: None