Form 10-Q
period 1996-09-30
WESTAMERICA BANCORPORATION
filed 1996-11-14
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996

Commission File Number: 1-9383


        WESTAMERICA BANCORPORATION
-------------------------------------------------------
(Exact Name of  Registrant as Specified in its Charter)


                   CALIFORNIA
-------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)


          94-2156203
------------------------------------
(I.R.S. Employer Identification No.)


  1108 Fifth Avenue, San Rafael, California 94901
---------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

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

Shares outstanding as of November 8, 1996
     9,435,502








WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
---------------------------
(in thousands)
                                                         (Unaudited)
                                                   -----------------------
                                                         September 30,         December
                                                         1996         1995         1995
                                                   ----------   ----------   ----------
ASSETS
  Cash and cash equivalents                          $153,553     $168,229     $182,133
  Money market assets                                     250          250          250
  Investment securities available for sale            700,114      252,497      620,337
  Investment securities held to maturity              199,641      583,502      242,175
       with market values of:
       $200,396 at September 30, 1996
       $583,596 at September 30, 1995
       $244,303 at December 31, 1995
  Loans, net of reserve for loan losses of:
        $34,408 at September 30, 1996               1,381,949    1,334,546    1,353,732
        $33,097 at September 30, 1995
        $33,508 at December 31, 1995
  Other real estate owned                               5,313        7,595        5,103
  Premises and equipment, net                          34,947       26,154       26,625
  Interest receivable and other assets                 53,400       55,903       60,589
                                                   ----------   ----------   ----------
       Total assets                                $2,529,167   $2,428,676   $2,490,944
                                                   ==========   ==========   ==========
LIABILITIES
  Deposits:
    Non-interest bearing                             $496,425     $467,402     $497,489
    Interest bearing:
      Transaction                                     356,166      337,056      356,099
      Savings                                         710,058      721,981      716,871
      Time                                            506,494      478,943      479,062
      Total deposits                                2,069,143    2,005,382    2,049,521
  Funds purchased                                     163,960      168,613      175,622
  Liability for interest, taxes and
    other expenses                                     24,364       16,386       21,864
  Notes and mortgages payable                          42,500       20,000       20,000
                                                   ----------   ----------   ----------
        Total liabilities                           2,299,967    2,210,381    2,267,007

SHAREHOLDERS' EQUITY
  Authorized - 50,000 shares
  Common stock issued and outstanding:                 93,430       95,089       94,786
          9,438 at September 30, 1996
          9,842 at September 30, 1995
          9,793 at December 31, 1995
  Unrealized gain on securities available for sale      4,978          250        1,691
  Retained earnings                                   130,792      122,956      127,460
                                                   ----------   ----------   ----------
        Total shareholders' equity                    229,200      218,295      223,937
                                                   ----------   ----------   ----------
       Total liabilities and shareholders' equity  $2,529,167   $2,428,676   $2,490,944
                                                   ==========   ==========   ==========


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------
(in thousands, except when indicated)
                                                   (Unaudited)
                                        Three months        Nine months
                                           ended               ended
                                        September 30,       September 30,
                                       1996      1995      1996      1995
                                    -------   -------   -------   -------
INTEREST INCOME
Loans                               $31,079   $31,926   $93,224   $96,507
Money market assets and funds sold       --        19        --       276
Investment securities:
    Available for sale                9,559     3,308    27,550     8,621
    Held to maturity                  2,844     8,143     9,178    25,313
                                    -------   -------   -------   -------
    Total interest income            43,482    43,396   129,952   130,717

INTEREST EXPENSE
Transaction deposits                  1,111       936     3,196     2,740
Savings deposits                      4,842     5,061    14,167    15,612
Time deposits                         6,344     6,399    18,588    17,597
Funds purchased                       2,359     2,264     7,717     6,394
Notes and mortgages payable             757       372     2,070     1,373
                                    -------   -------   -------   -------
    Total interest expense           15,413    15,032    45,738    43,716
                                    -------   -------   -------   -------
NET INTEREST INCOME                  28,069    28,364    84,214    87,001

Provision for loan losses             1,050     1,150     3,525     4,320
                                    -------   -------   -------   -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES           27,019    27,214    80,689    82,681

NON-INTEREST INCOME
Fees on deposit accounts              3,237     3,156     9,651     9,528
Merchant credit card                    647       669     2,020     1,767
Mortgage banking                        361       352       994     1,093
Financial services commissions          229       174       572       472
Trust fees                              102       178       275       494
Securities gain                          --        19        35        19
Other                                 1,067       989     2,735     2,717
                                    -------   -------   -------   -------
    Total non-interest income         5,643     5,537    16,282    16,090

NON-INTEREST EXPENSE
Salaries and related benefits         9,409     9,930    28,579    31,642
Occupancy                             2,823     2,797     7,914     8,005
Equipment                             1,485     1,877     4,139     4,680
Data processing                       1,006     1,128     2,973     3,213
Professional fees                       498       914     1,605     3,597
Other real estate owned                 117       159       326       604
Other                                 3,650     3,581    10,761    14,779
                                    -------   -------   -------   -------
    Total non-interest expense       18,988    20,386    56,297    66,520

INCOME BEFORE INCOME TAXES           13,674    12,365    40,674    32,251
 Provision for income taxes           4,207     3,977    12,708     9,775
                                    -------   -------   -------   -------
NET INCOME                           $9,467    $8,388   $27,966   $22,476
                                     ======    ======   =======   =======
Average shares outstanding            9,514     9,864     9,672     9,893

PER SHARE DATA
Earnings per share                    $1.00     $0.85     $2.89     $2.27
Dividends declared                     0.23      0.20      0.69      0.57






WESTAMERICA BANCORPORATION
STATEMENTS  OF  CASH  FLOWS
---------------------------
(In thousands)
                                                          (Unaudited)
                                                      For the nine months
                                                              ended
                                                           September 30,
                                                           1996      1995
                                                       --------  --------
OPERATING ACTIVITIES
Net income                                              $27,966   $22,476
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           3,015     3,914
  Loan loss provision                                     3,525     4,320
  Amortization of deferred net loan (cost)/fees          (1,010)   (1,419)
  Decrease (Increase) in interest income receivable         270    (1,253)
  Decrease in other assets                                1,357       437
  Decrease in income taxes payable                       (1,142)   (1,224)
  (Decrease) increase in interest expense payable           (26)      150
  Decrease in other liabilities                            (677)     (762)
  Gain on sales of investment securities                    (35)      (19)
  Loss on sales/write down of equipment                     260     1,442
  Originations of loans for resale                       (6,778)   (5,490)
  Proceeds from sale of loans originated for resale       7,057     7,161
  Net gain on sale of property acquired in
      satisfaction of debt                                 (129)     (192)
  Write down on property acquired in
      satisfaction of debt                                  428       401
                                                       --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                34,081    29,942

INVESTING ACTIVITIES
(Disbursements) repayments of loans                     (33,374)   11,644
Purchases of investment securities
      available for sale                               (231,661)  (88,711)
Purchases of investment securities held to maturity     (10,889)  (35,738)
Purchases of property, plant and equipment              (13,061)   (2,224)
Proceeds from maturity of securities
      available for sale                                129,367    51,154
Proceeds from maturity of securities held to maturity    53,423    62,658
Proceeds from sale of securities available for sale      35,746     4,310
Proceeds from sale of securities held to maturity            --     1,316
Proceeds from sale of premises and equipment              1,464        46
Proceeds from property acquired in
      satisfaction of debt                                1,854     2,861
                                                       --------  --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (67,131)    7,316

FINANCING ACTIVITIES
Net increase (decrease) in deposits                      19,622   (66,286)
Net (decrease) increase in short-term borrowings        (11,662)   33,187
Additions (reductions) on notes and mortgages payable    22,500    (5,524)
Exercise of stock options/issuance of shares              2,334     3,409
Cash in lieu of fractional shares                            --       (32)
Retirement of stock                                     (21,633)   (9,218)
Dividends paid                                           (6,691)   (5,522)
                                                       --------  --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       4,470   (49,986)
                                                       --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (28,580)  (12,728)
Cash and cash equivalents at beginning of period        182,133   180,957
                                                       --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $153,553  $168,229
                                                       ========  ========

Supplemental disclosure of non-cash activities
  Loans transferred to other real estate owned            2,363     2,642
  Unrealized net gain on securities available for sale    3,287     2,520

Supplemental disclosure of cash flow activity
  Interest paid for the period                           43,656    43,754
  Income tax payments for the period                     13,463    10,261






MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County and Community Banker Services Corporation, reported third quarter 1996 net income of $9.5 million or $1.00 per share. On a year-to-date basis, the Company reported net income of $28.0 million, or $2.89 per share. This record level of earnings represents increases of 17 percent and 24 percent, respectively, from the third quarter of 1995 and September 1995 year-to-date.

COMPONENTS OF NET INCOME

Following is a summary of the components of net income for the periods indicated:

                                       For the three       For the nine
                                       months ended        months ended
                                       September 30,       September 30,
                                     ----------------    ----------------
(In millions)                          1996      1995      1996      1995
                                     ------    ------    ------    ------
Net interest income *                 $30.1     $30.0     $89.9     $91.8
Provision for loan losses              (1.1)     (1.2)     (3.5)     (4.3)
Non-interest income                     5.6       5.5      16.3      16.1
Non-interest expense                  (19.0)    (20.4)    (56.3)    (66.5)
Provision for income taxes *           (6.1)     (5.5)    (18.4)    (14.6)
                                     ------    ------    ------    ------
Net income                             $9.5      $8.4     $28.0     $22.5
                                     ======    ======    ======    ======
* Fully taxable equivalent basis (FTE)

COMPONENTS OF NET INCOME AS A PERCENT OF AVERAGE EARNING ASSETS

The components of net income (annualized) expressed as a percent of average earning assets are summarized in the following table for the periods indicated:

                                       For the three       For the nine
                                       months ended        months ended
                                       September 30,       September 30,
                                     ----------------    ----------------
                                       1996      1995      1996      1995
                                     ------    ------    ------    ------
Net interest income (FTE)              5.25%     5.44%     5.30%     5.59%
Provision for loan losses             -0.18%    -0.21%    -0.21%    -0.26%
Non-interest income                    0.98%     1.00%     0.96%     0.98%
Non-interest expense                  -3.32%    -3.69%    -3.32%    -4.05%
Provision for income taxes (FTE)      -1.08%    -1.02%    -1.08%    -0.89%
                                     ------    ------    ------    ------
Net income                             1.65%     1.52%     1.65%     1.37%
                                     ======    ======    ======    ======

Net income (annualized) as a
  percent of average total assets      1.51%     1.38%     1.50%     1.25%

(Average earning assets)              2,279     2,190     2,267     2,194
(Average total assets)                2,492     2,415     2,481     2,409

ANALYSIS OF NET INTEREST INCOME AND MARGIN

The Company continually manages its interest-earning assets and interest-bearing liabilities and the Company adapts rapidly to changes in market rates. Third quarter net interest income (FTE) was higher than the comparable period in 1995 as the favorable effect of a higher level of earning assets was offset by the unfavorable impact of decreased balances of low-cost deposits and lower earning-asset yields. September year-to-date 1996 net interest income (FTE) was lower than the same period in 1995 mainly due to the adverse effect of a decrease in the average balance of low-cost deposits, higher rates paid on interest-bearing liabilities and a decrease in average earning-asset yields, partially offset by higher earning-asset average balances. These variances are shown in the components of net interest income and in the analysis of net interest margin summarized as follows for the periods indicated:

NET INTEREST INCOME
                                       For the three       For the nine
                                       months ended        months ended
                                       September 30,       September 30,
(In millions)                        ----------------    ----------------
                                       1996      1995      1996      1995
                                     ------    ------    ------    ------
Interest income                       $43.5     $43.3    $129.9    $130.7
Interest expense                      (15.4)    (15.0)    (45.7)    (43.7)
FTE adjustment                          2.0       1.7       5.7       4.8
                                     ------    ------    ------    ------
  Net interest income (FTE)           $30.1     $30.0     $89.9     $91.8
                                     ======    ======    ======    ======
Average earning assets               $2,279    $2,190    $2,267    $2,194
Net interest margin (FTE)              5.25%     5.44%     5.30%     5.59%


Net interest income (FTE) increased slightly in the third quarter of 1996 from the $30.0 million earned during the third quarter of 1995. Interest income (FTE) was higher by $200,000 due to an $89 million increase in the average balance of earning assets partially offset by lower yields due to higher average balances in the lower yielding investment securities portfolio. In addition, the FTE adjustment was higher by $300,000, as the Company's average balance in tax-exempt securities and tax-free loans was higher than the third quarter of 1995. The favorable effect of these two variances was partially offset by a $400,000 increase in interest expense, principally due to a $49 million increase in the average balances of interest-bearing liabilities including increases in higher-costing time deposits, purchased funds and long-term debt of $21 million, $26 million and $22 million, respectively, and an decrease of $20 million in low-costing transaction and saving deposits.

On a year-to-date basis, net interest income decreased $1.9 million from the same period in 1995. Interest income decreased $800,000 as the growth in the average balances of the lower-yielding investment securities portfolio exceeded that of higher-yielding loans by $28 million, but was offset by a $900,000 increase in the FTE adjustment due to the same reasons listed above in reference to the third quarter of 1996. Interest expense increased $2.0 million from the first nine months of 1996, mostly due to increases in higher-costing purchased funds and long-term debt of $50 million and $15 million, respectively, and a $46 million decrease in the average balances of interest-bearing low-cost deposits, partially offset by the favorable effect of an increase of $23 million in the average balances of non-interest bearing demand deposits.

Third quarter 1996 loan fees of $249,000, which are included in interest income on loans, were $62,000 lower than the same period in 1995; September 1996 year-to-date loan fees of $812,000 were $750,000 lower than the first nine months of 1995.

NET INTEREST MARGIN (FTE)
                                       For the three       For the nine
                                       months ended        months ended
                                       September 30,       September 30,
                                     ----------------    ----------------
                                       1996      1995      1996      1995
                                      -----     -----     -----     -----
Average yield on earning assets        7.94%     8.16%     7.99%     8.26%
Average cost of interest-bearing
    liabilities                        3.46%     3.46%     3.45%     3.37%
                                      -----     -----     -----     -----
  Net interest spread                  4.48%     4.70%     4.54%     4.89%

Impact of non-interest
    bearing demand                     0.77%     0.74%     0.76%     0.70%
                                      -----     -----     -----     -----
    Net interest margin                5.25%     5.44%     5.30%     5.59%
                                      =====     =====     =====     =====

The net interest margin during the third quarter of 1996 was 19 basis points lower than the same period in 1995. The average yield on earning assets for in 1996 was 22 basis points lower than in 1995, as loan yields were 37 basis points lower than the third quarter of 1995 and were partially offset by investment yields, higher than prior year by 10 basis points. The combined unfavorable effect was partially offset by a increase in non-interest bearing demand deposits.

For the first nine months of 1996, the net interest margin was 29 basis points lower than 1995. This change resulted from a 27 basis point decrease in the yield on earning assets and an increase of 8 basis points in the rate paid on interest-bearing liabilities, partially offset by the favorable effect of an increase in non-interest bearing deposits.


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



                                              For the three months ended
                                                  September 30, 1996
(dollars in thousands)                        --------------------------
                                                         Interest  Rates
                                                Average  income/ earned/
                                                 balance expense    paid
                                              ---------- ------- -------
Assets
Money market assets and funds sold                  $250     $--      -- %
Investment securities available for sale         667,863  10,311    6.14
Investment securities held to maturity           207,910   3,604    6.90
Loans:
  Commercial                                     829,849  19,292    9.25
  Real estate construction                        42,233   1,183   11.14
  Real estate residential                        258,532   4,771    7.34
  Consumer                                       272,238   6,305    9.21
                                              ---------- -------
Earning assets                                 2,278,875  45,466    7.94

Other assets                                     212,850
                                              ----------
    Total assets                              $2,491,725
                                              ==========

Liabilities and shareholders' equity

Deposits
  Non-interest bearing demand                   $477,082     $--      -- %
  Savings and interest-bearing
   transaction                                 1,044,779   5,954    2.27
  Time less than $100,000                        295,804   3,669    4.93
  Time $100,000 or more                          203,789   2,675    5.22
                                              ---------- -------
    Total interest-bearing deposits            1,544,372  12,298    3.17
Funds purchased                                  185,542   2,358    5.06
Notes and mortgages payable                       42,500     757    7.09
                                              ---------- -------
  Total interest-bearing liabilities           1,772,414  15,413    3.46
Other liabilities                                 19,829
Shareholders' equity                             222,400
                                              ----------
  Total liabilities and shareholders' equity  $2,491,725
                                              ==========
Net interest spread (1)                                             4.48 %
Net interest income and interest margin (2)              $30,053    5.25 %
                                                         =======    ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average assets.

SUMMARY OF AVERAGE BALANCES, YIELDS/RATES AND INTEREST DIFFERENTIAL (Continued)

                                              For the three months ended
                                                  September 30, 1995
(dollars in thousands)                        --------------------------
                                                         Interest  Rates
                                                Average  income/ earned/
                                                balance expense    paid
                                             ---------- ------- -------
Assets

Money market assets and funds sold                $1,047     $19    7.20 %
Investment securities available for sale         213,539   3,308    6.15
Investment securities held to maturity           608,538   9,535    6.22
Loans:
  Commercial                                     809,064  19,876    9.75
  Real estate construction                        61,535   1,638   10.56
  Real estate residential                        212,411   3,903    7.29
  Consumer                                       284,332   6,793    9.48
                                              ---------- -------
Earning assets                                 2,190,466  45,072    8.16

Other assets                                     225,009
                                              ----------
    Total assets                              $2,415,475
                                              ==========

Liabilities and shareholders' equity

Deposits
  Non-interest bearing demand                   $457,249     $--      -- %
  Savings and interest-bearing
    transaction                                1,064,654   5,997    2.23
  Time less than $100,000                        305,132   3,954    5.14
  Time $100,000 or more                          173,859   2,445    5.58
                                              ---------- -------
    Total interest-bearing deposits            1,543,645  12,396    3.19
Funds purchased                                  159,240   2,264    5.64
Notes and mortgages payable                       20,094     372    7.34
                                              ---------- -------
  Total interest-bearing liabilities           1,722,979  15,032    3.46
Other liabilities                                 18,835
Shareholders' equity                             216,412
                                              ----------
  Total liabilities and shareholders' equity  $2,415,475
                                              ==========
Net interest spread (1)                                             4.70 %
Net interest income and interest margin (2)              $30,040    5.44 %
                                                         =======    ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average assets.




SUMMARY OF AVERAGE BALANCES, YIELD/RATES AND INTEREST DIFFERENTIAL (Continued)


                                              For the nine months ended
                                                  September 30, 1996
(dollars in thousands)                        --------------------------
                                                         Interest  Rates
                                                Average  income/ earned/
                                                balance expense    paid
                                             ---------- ------- -------
Assets

Money market assets and funds sold                  $272     $--      -- %
Investment securities available for sale         649,024  29,775    6.13
Investment securities held to maturity           224,946  11,351    6.74
Loans:
  Commercial                                     821,301  57,661    9.38
  Real estate construction                        46,904   4,029   11.47
  Real estate residential                        249,472  13,766    7.37
  Consumer                                       274,735  19,038    9.26
                                              ---------- -------
Earning assets                                 2,266,654 135,620    7.99

Other assets                                     214,465
                                              ----------
    Total assets                              $2,481,119
                                              ==========

Liabilities and shareholders' equity

Deposits
  Non-interest bearing demand                   $465,134     $--      -- %
  Savings and interest-bearing
    transaction                                1,043,552  17,364    2.22
  Time less than $100,000                        301,693  11,219    4.97
  Time $100,000 or more                          187,244   7,369    5.26
                                              ---------- -------
    Total interest-bearing deposits            1,532,489  35,952    3.13
Funds purchased                                  200,800   7,716    5.13
Notes and mortgages payable                       38,362   2,070    7.21
                                              ---------- -------
  Total interest-bearing liabilities           1,771,651  45,738    3.45
Other liabilities                                 20,349
Shareholders' equity                             223,985
                                              ----------
  Total liabilities and shareholders' equity  $2,481,119
                                              ==========
Net interest spread (1)                                             4.54 %
Net interest income and interest margin (2)              $89,882    5.30 %
                                                         =======    ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average assets.


SUMMARY OF AVERAGE BALANCES, YIELDS/RATES AND INTEREST DIFFERENTIAL (Continued)

                                              For the nine months ended
                                                 September 30, 1995
(dollars in thousands)                        --------------------------
                                                         Interest  Rates
                                                Average  income/ earned/
                                                 balance expense    paid
                                              ---------- ------- -------
Assets

Money market assets and funds sold                $6,447    $276    5.72 %
Investment securities available for sale         198,289   8,621    5.81
Investment securities held to maturity           619,364  29,332    6.33
Loans:
  Commercial                                     806,057  59,320    9.84
  Real estate construction                        64,861   5,627   11.60
  Real estate residential                        210,218  11,757    7.48
  Consumer                                       289,256  20,591    9.52
                                              ---------- -------
Earning assets                                 2,194,492 135,524    8.26

Other assets                                     214,144
                                              ----------
    Total assets                              $2,408,636
                                              ==========

Liabilities and shareholders' equity

Deposits
  Non-interest bearing demand                   $442,484     $--      -- %
  Savings and interest-bearing
    transaction                                1,089,798  18,352    2.25
  Time less than $100,000                        304,825  11,066    4.85
  Time $100,000 or more                          164,944   6,531    5.29
                                              ---------- -------
    Total interest-bearing deposits            1,559,567  35,949    3.08
Funds purchased                                  151,298   6,394    5.65
Notes and mortgages payable                       23,556   1,373    7.79
                                              ---------- -------
  Total interest-bearing liabilities           1,734,421  43,716    3.37
Other liabilities                                 18,278
Shareholders' equity                             213,453
                                              ----------
  Total liabilities and shareholders' equity  $2,408,636
                                              ==========
Net interest spread (1)                                             4.89 %
Net interest income and interest margin (2)              $91,808    5.59 %
                                                         =======    ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average assets.


RATE AND VOLUME VARIANCES. The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

                                                    Three months ended
                                                    September 30, 1996
                                                    compared with three
                                                       months ended
                                                    September 30, 1995
                                                  ----------------------
(In thousands)                                    Volume    Rate   Total
                                                  ------  ------  ------
Increase (decrease) in interest and fee income:
  MMkt. assets and funds sold                        ($8)   ($11)   ($19)
  Investment securities available for sale         7,005      (2)  7,003
  Investment securities held to maturity          (7,113)  1,182  (5,931)

  Loans:
    Commercial                                       590  (1,174)   (584)
    Real estate construction                        (552)     97    (455)
    Real estate residential                          841      27     868
    Consumer                                        (294)   (194)   (488)
                                                  ------  ------  ------
      Total loans                                    585  (1,244)   (659)
                                                  ------  ------  ------
Total increase (decrease) in
  interest and fee income (1)                        469     (75)    394

Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                        (187)    144     (43)
    Time less than $ 100,000                        (123)   (162)   (285)
    Time $ 100,000 or more                           366    (136)    230
                                                  ------  ------  ------
     Total interest-bearing                           56    (154)    (98)
  Funds purchased                                    253    (159)     94
  Notes and mortgages payable                        398     (13)    385

                                                  ------  ------  ------
    Total increase (decrease)
          in interest expense                        707    (326)    381
                                                  ------  ------  ------
  Increase (decrease) in net
        interest income (1)                        ($238)   $251     $13
                                                  ------  ------  ------

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


                                                     Nine months ended
                                                    September 30, 1996
                                                    compared with nine
                                                       months ended
                                                     September 30, 1995
                                                  ----------------------
                                                  Volume    Rate   Total
                                                 ------- ------- -------
Increase (decrease) in interest and fee income:
  MMkt. assets and funds sold                      ($135)  ($141)  ($276)
  Investment securities available for sale        20,661     493  21,154
  Investment securities held to maturity         (20,008)  2,027 (17,981)

  Loans:
    Commercial                                     1,122  (2,781) (1,659)
    Real estate construction                      (1,538)    (60) (1,598)
    Real estate residential                        2,175    (166)  2,009
    Consumer                                      (1,004)   (549) (1,553)
                                                 ------- ------- -------
      Total loans                                    755  (3,556) (2,801)
                                                 ------- ------- -------
Total increase (decrease) in
  interest and fee income (1)                     $1,273  (1,177)    $96

Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                        (759)   (229)   (988)
    Time less than $ 100,000                        (120)    273     153
    Time $ 100,000 or more                           884     (46)    838
                                                 ------- ------- -------
     Total interest-bearing                            5      (2)      3
  Funds purchased                                  1,837    (515)  1,322
  Notes and mortgages payable                        791     (94)    697

                                                 ------- ------- -------
    Total increase (decrease)
          in interest expense                      2,633    (611)  2,022
                                                 ------- ------- -------
  Increase (decrease) in net
        interest income (1)                      ($1,360)  ($566)($1,926)
                                                 ------- ------- -------

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


PROVISION FOR LOAN LOSSES

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. Continuing improvements in this area allowed the Company to further reduce the level of its provision for loan losses to $1.1 million in the third quarter of 1996, an amount $100,000 lower than the third quarter of 1995. For the first nine months of 1996, the loan loss provision was $3.5 million compared to $4.3 million in the same period in 1995. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

NON-INTEREST INCOME

The following table summarizes the components of non-interest income for the periods indicated.
                                       For the three       For the nine
                                       months ended        months ended
                                       September 30,       September 30,
                                     ----------------    ----------------
(in millions)                          1996      1995      1996      1995
                                     ------    ------    ------    ------
Fees on deposit accounts              $3.23     $3.15     $9.65     $9.53
Merchant credit card                   0.65      0.67      2.02      1.77
Mortgage banking income                0.36      0.35      0.99      1.09
Financial services commissions         0.23      0.17      0.57      0.47
Trust fees                             0.10      0.18      0.28      0.49
Net investment securities gain           --      0.02      0.04      0.02
Other non-interest income              1.07      1.00      2.73      2.72
                                     ------    ------    ------    ------
  Total                               $5.64     $5.54    $16.28    $16.09
                                     ======    ======    ======    ======

The $100,000 increase in non-interest income during the third quarter of 1996 compared to the third quarter of 1995, included $80,000 higher service fees on deposit accounts, resulting from higher account analysis fees partially offset by lower savings accounts and overdraft fees, and $70,000 higher other non-interest income, mainly due to higher asset sales reduced by lower dividend income from marketable equity securities. In addition, financial services commissions and mortgage banking income were $60,000 and $10,000, respectively, higher in the third quarter of 1996 compared to the same period in 1995. Partially offsetting these favorable variances, trust fees and merchant credit card income, largely dependent upon volume activity, were $80,000 and $20,000 lower than the third quarter of 1995 and the sale of investment securities in the third quarter of 1995 resulted in a gain of $20,000.

On a year-to-date basis, merchant credit card income was $250,000 higher when compared with the same period in 1995, primarily due to increased activity, and deposit services fees were $120,000 higher than the first nine months of 1995 as a result of higher account analysis fees in part offset by lower activity charges on other transaction accounts. Financial services commissions were $100,000 higher than the first nine months of prior year resulting from a recently implemented asset management program, and gain on sale of securities and other non-interest income were $20,000 and $10,000, respectively, higher than the comparable period of 1995. Partially offsetting these favorable variances from September 1995 year-to-date, was a decline in trust fees of $210,000 and a decline of $100,000 in mortgage banking income, reflecting lower mortgage servicing fees due to lower volume, reduced in part by improved results in connection with sales of mortgage loans.

NON-INTEREST EXPENSE

The following table summarizes the components of non-interest expense for the periods indicated.

                                       For the three       For the nine
                                       months ended        months ended
                                       September 30,       September 30,
                                     ----------------    ----------------
(In millions)                          1996      1995      1996      1995
                                     ------    ------    ------    ------
Salaries                              $8.01     $8.72    $23.86    $26.87
Other personnel                        1.40      1.21      4.72      4.77
Occupancy                              2.82      2.80      7.91      8.01
Equipment                              1.48      1.88      4.14      4.68
Data processing services               1.01      1.13      2.97      3.21
Professional fees                      0.50      0.91      1.61      3.60
Courier service                        0.56      0.37      1.53      1.03
Stationery and supplies                0.40      0.37      1.21      1.23
Postage                                0.31      0.39      1.02      1.15
Advertising/public relations           0.28      0.36      0.90      1.04
Loan expense                           0.27      0.23      0.86      0.84
Merchant credit card                   0.24      0.18      0.63      0.56
Operational losses                     0.19      0.21      0.54      0.72
Other real estate owned                0.12      0.16      0.33      0.60
Other non-interest expense             1.40      1.47      4.07      8.21
                                     ------    ------    ------    ------
Total                                $18.99    $20.39    $56.30    $66.52
                                     ======    ======    ======    ======

Non-interest expense continues to show the effects of cost controls and the benefits resulting from consolidation of operations after the 1995 acquisitions. During the third quarter of 1996, non-interest expense decreased $1.4 million from the third quarter of 1995. Reductions in non-interest expense include salaries and other employee related expenses, lower by $520,000, as a result of streamlining of operations reflected in the reduction of 45 full-time equivalent employees; professional fees, down $410,000 as the third quarter of 1995 included increased one-time expenses related to the 1995 mergers; furniture and equipment, down $400,000 as a result of 1995 merger-related fixed asset write-offs, and advertising/public relations and postage expenses down $80,000, each, from the third quarter of 1995.

Decreases in non-interest expense from the third quarter of 1995 were also realized in the areas of other real estate owned, down $40,000 resulting, in part from lower maintenance expense, as a result of disposals of property acquired in satisfaction of debt, partially offset by lower net gains on sales and higher write-downs on related properties, and lower operational losses.

During the first nine months of 1996, non-interest expense decreased $10.22 million from the first nine months of 1995. The favorable impact of consolidation of operations after the 1995 mergers is reflected in the reductions of expenses in all categories, with the exception of courier services, higher than prior year by $500,000 and merchant credit card and loan expense, higher than the first nine months of 1995 by $70,000 and $20,000, respectively. Reductions in non-interest expense from the first nine months of 1995 include employee related expense, lower by $3.06 million, principally caused by a reduction of 92 in full-time equivalent staff, FDIC insurance expense, included in the other non-interest expense category, lower by $2.17 million, due to the elimination of premiums and professional fees, down $1.99 million, as the first nine months of 1995 included higher one-time expenses in connection with merger activity. In addition, equipment expense decreased $540,000, also as a result of 1995 merger-related fixed asset write-offs and other real estate owned expenses decreased $270,000, as 1995 included higher write-downs and maintenance costs of related properties. Favorable variances from the first nine months of 1995 also include data processing services, down $240,000, reflecting consolidation of operations after the mergers, operational losses and advertising/public relations, down $180,000 and $140,000, respectively, postage, down $130,000 and occupancy and stationery and supplies costs, which decreased $100,000 and $20,000, respectively from the comparable period in the prior year.

PROVISION FOR INCOME TAX

During the third quarter and the first nine months of 1996, the Company recorded income tax expense of $4.2 million and $12.7 million, respectively, compared to $4.0 million and $9.8 million in the comparable periods of 1995. The 1996 provisions represent effective tax rates of 31 percent for the third quarter and the first nine months of 1996 and 32 percent and 30 percent, respectively, for the third quarter and first nine months of 1995. The lower 1995 September year-to-date effective rate is mainly due to a $924,000 reduction in the valuation allowance at CapitolBank Sacramento, recognized prior to the acquisition by the Company during the second quarter of 1995. The increased expenses in the current year are directly attributable to the higher level of earnings.

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

The following is a summary of classified assets on the dates indicated:
                                            Balances as of:
                                       September 30,
(In millions)                         --------------- December 31,
                                       1996      1995      1995
                                      -----     -----     -----
Classified loans                      $41.4     $47.0     $44.9
Other classified assets                 5.3       7.6       5.1
                                      -----     -----     -----
Total classified assets               $46.7     $54.6     $50.0
                                      =====     =====     =====
Reserve for loan losses
     as a percentage of
     classified loans                    83%       70%       75%

Classified loans at September 30, 1996, decreased $5.6 million or 12 percent to $41.4 million from September 30, 1995, principally due to sales and pay-offs of loans with real estate collateral and transfers to the other real estate owned category. The $2.3 million decrease from prior year of other classified assets was due to the combination of transfers of loans with real estate collateral net of sales, write-downs and payoffs of properties classified as other real estate owned.

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

                                            Balances as of:
                                       September 30,
(In millions)                         --------------- December 31,
                                       1996      1995      1995
                                     ------    ------    ------
Performing non-accrual loans          $5.27     $1.26     $2.46
Non-performing, non-accrual loans      3.55      7.79      7.49
                                     ------    ------    ------
   Total non-accrual loans             8.82      9.05      9.95

Loans 90 days past due and
  still accruing                       0.28      0.25      0.27
                                     ------    ------    ------
  Total non-performing loans           9.10      9.30     10.22


Other real estate owned                5.31      7.60      5.10
                                     ------    ------    ------
 Total non-performing assets         $14.41    $16.90    $15.32
                                     ======    ======    ======
Reserve for loan losses
  as a percentage of
  non-performing loans                  378%      356%      328%

Performing non-accrual loans increased $4.01 million to $5.27 million at September 30, 1996 from $1.26 million at September 30, 1995 and increased $2.81 million from $2.46 million outstanding at December 31, 1995. Non-performing non-accrual loans of $3.55 million at September 30, 1996, decreased $4.24 million from September 30, 1995 and decreased $3.94 million from December 31, 1995. The $230,000 and $1.13 million reductions in total non-accrual loans from September 30 and December 31, 1995, respectively, were principally due to payoffs and writeoffs of loans with real estate collateral and commercial loans. The $2.29 million reduction in other real estate owned balances from September 30, 1995 was due to the combination of liquidations, write-downs and sales net of additions from non-accrual loans with real estate collateral. The increase of $210,000 in other real estate owned balances from December 31, 1995 was due to transfers from loans with real estate collateral partially offset by liquidations, write-downs and sales.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and nine months ending September 30, 1996, if all such loans had been current in accordance with their original terms, was $169,000 and $575,000, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and nine months ended September 30, 1996 totaled $0 and $124,000, respectively, which represented a year-to-date annualized yield of 1.94 percent. Cash payments received which were applied against the book balance of non-accrual loans outstanding at September 30, 1996, totaled $102,000.

RESERVE FOR LOAN LOSSES

It is the position of the Company that, even though the strategy to improve credit quality is reflected in the declining balances of non-accrual loans, the level of the loan loss reserve is adequate to provide for losses that can be estimated based on anticipated specific and general conditions as determined by Management. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities and prevailing economic conditions. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. In the current quarter, management reduced the Company's provision for loan losses due to the factors discussed above. While these factors are judgmental and may not be reduced to a purely mathematical formula, Management considers the reserve for loan losses, for the periods presented, to be adequate as a reserve against inherent losses. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required reserve levels.

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                       For the three       For the nine
                                       months ended        months ended
                                       September 30,       September 30,
                                     ----------------    ----------------
                                       1996      1995      1996      1995
                                     ------    ------    ------    ------
Balance, beginning of period         $34.02    $33.61    $33.51    $32.45
Loan loss provision                    1.05      1.15      3.53      4.32

Credit losses                         (1.32)    (2.20)    (4.38)    (5.38)
Credit loss recoveries                 0.66      0.54      1.75      1.71
                                     ------    ------    ------    ------
  Net credit losses                   (0.66)    (1.66)    (2.63)    (3.67)
                                     ------    ------    ------    ------
Balance, end of period               $34.41    $33.10    $34.41    $33.10
                                     ======    ======    ======    ======
Reserve for loan losses
  as a percentage of
  loans outstanding                    2.43%     2.42%

ASSET AND LIABILITY MANAGEMENT

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk. In evaluating the exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including interest rate swaps, utilized to hedge the impact of interest rate fluctuations on interest-bearing assets and liabilities in the current interest rate environment. Interest rate swaps are agreements to exchange interest payments computed on notional amounts, which are used as a basis for the calculations only and do not represent exposure to risk for the Company. The risk to the Company is associated with interest rate fluctuations and with the counterparty's ability to meet interest payment obligations. The
Company minimizes this credit risk by entering into contracts with well-capitalized money-center banks and by requiring settlement of only the net difference between the exchanged interest payments. During the third quarter of 1995, the Company was a party in two interest rate swaps with notional amounts totaling $60 million, which had commenced in August of 1993 and matured in August of 1995. The
Company paid a variable rate based on three-month LIBOR and received an average fixed rate of 4.11 percent. The effect of entering into these contracts resulted in reductions of net interest income of $763,000 for the first nine months of 1995. The Company had no interest rate swaps outstanding during the first nine months of 1996.

The primary analytical tool used by the Company to gauge interest-rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than ten percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 1996 does not expose the Company to an unacceptable level of interest rate risk.

LIQUIDITY

The Company's principal source of asset liquidity is investment securities available for sale. At September 30, 1996, investment securities available for sale totaled $700.1 million. This represents an increase of $447.6 million from September 30, 1995 resulting, in large part, from a one-time reclassification, at December 31, 1995, of $329.4 million of securities from held to maturity to available for sale, that provided greater flexibility for managing the securities portfolio. This reclassification followed a special report issued by the Financial Accounting Standards Board, "A Guide to Implementation of Statement
No. 115 on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers", which allowed companies to reassess the appropriateness of the classifications of all securities and account for any reclassification at fair value.

The Company generates significant liquidity from its operating activities. The Company's profitability in the first nine months of 1996 and 1995 was the main contributor to the cash flows provided from operations for such periods of $34.1 million and $29.9 million, respectively.

Cash flow is provided by and used in financing activities, primarily customer deposits, short-term borrowings from banks, extensions of long-term debt and issuances and repurchases of common stock. In the first nine months of 1996, $4.5 million were provided by financing activities, as a $19.6 million increase in deposits, the issuance of $22.5 million of the Company's Senior Notes and exercises of stock options in the amount of $2.3 million were partially offset by a $21.6 million repurchase and retirement of stock, an $11.6 million decrease in short-term purchased funds and $6.7 million in dividends paid to shareholders.

These results compare to the first nine months of 1995 when $50.0 million were used in financing activities, including a $66.3 million decrease in customer deposits, plus payments of $5.5 million on long-term debt, and retirement of stock and dividends paid to shareholders of $9.2 million and $5.6 million, respectively. These uses of funds were partially offset by a $33.2 million increase in short-term purchased funds and a $3.4 million increase in common stock from option exercises.

The Company uses cash flows from operating and financing activities primarily to invest in securities and loans. During the first nine months of 1996, net disbursements of loans were $33.4 million compared to net repayments of loans of $11.6 million during the same period in 1995. The Company continued to grow its investment securities portfolio in 1996, reflected in the $24.0 million increase in purchases of investment securities, net of maturities and sales, for the first nine months of 1996, compared to an increase of $5.0 million during the same period of 1995. Costs related to the new facility to consolidate the Company's operations and back office functions to Fairfield, California, were the main reason for the $13.1 million increase in purchases of property, plant and equipment, compared to $2.2 million during the first nine months of 1995.

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

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $229.2 million at September 30, 1996, representing an increase of $10.9 million or 5 percent from September 30, 1995 and an increase of $5.3 million, or 2 percent, from December 31, 1995. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to
9.1 percent at September 30, 1996, from 9.0 percent a year ago and at year-end 1995. The ratio of Tier I capital to risk-adjusted assets was
12.52 percent at September 30, 1996 compared to 13.05 percent at September 30, 1995 and 12.77 percent at December 31, 1995. Total capital to risk-adjusted assets was 14.89 percent at September 30, 1996 compared to
15.51 percent at September 30, 1995 and 15.18 percent at December 31, 1995.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
                                            Balances as of:
                                           9/30/96     12/31/95
(In millions)                          --------------  --------
                                       1996      1995      1995
                                       ----      ----      ----
Tier I Capital                        12.52%    13.05%    12.77%
Total Capital                         14.89%    15.51%    15.18%
Leverage ratio                         8.99%     9.02%     9.12%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of regulatory definitions of "well capitalized". During 1996, 1995 and in 1994, the Board of Directors approved the repurchase of up to 838,150 shares of common stock from time to time, subject to appropriate regulatory and acquisition accounting requirements. These purchases are made periodically in the open market and lessen the dilutive impact of issuing new shares to meet stock performance, option plans and other requirements on the calculation of earnings per share. Pursuant to this program, 674,050 shares had been purchased through September 30, 1996.

INTERIM PERIODS

The financial information of the Company included herein for September 1996 and 1995 is unaudited; however, such information reflects all adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Those adjustments are normal and recurring in nature. The results of operations for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1995.

On June 28, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"
("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS 125 is not expected to have a material effect on the Company's consolidated financial statements.

Certain amounts in prior periods have been restated to conform to the current presentation.

OTHER EVENTS

On November 12, 1996, the Company announced that it had entered into an Agreement and Plan of Reorganization dated as of November 11, 1996 with ValliCorp Holdings, Inc. ("ValliCorp"), the parent company of ValliWide Bank, headquartered in Fresno, California. Based on
Westamerica's closing stock price on November 11, 1996, the transaction is valued at approximately $304 million. Pursuant to the Agreement and Plan of Reorganization, Westamerica would acquire ValliCorp in a tax-free exchange of its common stock for each outstanding common share of ValliCorp (the "Merger"). Westamerica would also assume outstanding options to purchase ValliCorp common stock. Based on Westamerica's closing stock price on November 11, 1996, Westamerica would issue approximately 5.7 million shares of common stock, assuming no stock options are exercised. The Merger is subject to approval by the shareholders of both companies, regulatory approvals and other customary terms and conditions. On November 13, 1996, the Company filed a current report on Form 8-K with the Securities and Exchange Commission, which Form 8-K is incorporated into this Report on Form 10-Q by reference.

Based on September 30, 1996 consolidated balance sheets for both companies, the combined company would have, on a pro forma basis, $3.9 billion in total assets, $3.2 billion in total deposits, $2.3 billion in total loans and $366 million in shareholders' equity.




SIGNATURES

Pursuant to the requirements of Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    WESTAMERICA BANCORPORATION
                                    (Registrant)


Date: November 13, 1996              /s/ DENNIS R. HANSEN
                                    --------------------
                                    Dennis R. Hansen
                                    Senior Vice President
                                    and Controller




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

        Item 5 - Other Information

                None

        Item 6 - Exhibits and Reports on Form 8-K


            (a) Exhibit 11:
                Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common
                Shares Assuming Full Dilution

            (b) Report on Form 8-K:
                On November 13, 1996, the Company filed a report on Form 8-K announcing that it had entered into an Agreement and Plan of Reorganization dated
                November 11, 1996, with ValliCorp Holdings, Inc., the parent company of ValliWide bank, headquartered in Fresno, California.