Form 10-K
period 1996-12-31
WESTAMERICA BANCORPORATION
filed 1997-03-31
CIK 311094

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K


(Mark one)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1996

         or
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from     to   .

                     Commission File Number 1-9383

                       WESTAMERICA BANCORPORATION
       (Exact name of the registrant as specified in its charter)

                               CALIFORNIA
                        (State of incorporation)

                               94-2156203
                (I.R.S. Employer Identification Number)

            1108 FIFTH AVENUE, SAN RAFAEL, CALIFORNIA 94901
         (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (415) 257-8000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of Class: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    [ x ]      NO

Indicate by check mark if disclosure of delinquent filer
pursuant to Item 405 of Regulation S-K (Section 229.405
of this chapter) is not contained herein, and will not be
contained, to the best of the registrant's knowledge, in
definitive proxy or information statements incorporated
by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.   [ X ]



           Aggregate market value of the voting stock held by
       non-affiliates of the registrant, computed by reference to the closing price of the stock, as of March 21, 1997:
                              $592,757,000

        Number of shares outstanding of each of the registrant's classes of common stock, as of March 21, 1997

                             Title of Class
                       Common Stock, no par value

                           Shares Outstanding
                               8,972,673


DOCUMENTS INCORPORATED BY REFERENCE
Document *
Proxy Statement dated March 20, 1997
for Annual Meeting of Shareholders
to be held on April 22, 1997

Incorporated into:
Part III

* Only selected portions of the documents specified are incorporated by reference into this report, as more particularly described herein. Except to the extent expressly incorporated herein by reference, such documents shall not be deemed to be filed as part of this Annual
Report on Form 10-K.


TABLE OF CONTENTS

PART I
                                                             Page

Item 1   Business ...........................................    4
Item 2   Properties .........................................   25
Item 3   Legal Proceedings ..................................   26
Item 4   Submission of Matters to a Vote of
          Security Holders ..................................   26

PART II

Item 5   Market for Registrant's Common Equity and
          Related Stockholder Matters .......................   26
Item 6   Selected Financial Data ............................   28
Item 7   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .....   29
Item 8   Financial Statements and Supplementary Data ........   56
Item 9   Changes in and Disagreements on Accounting
          and Financial Disclosure ..........................   92

PART III

Item 10  Directors and Executive Officers of the Registrant .   92
Item 11  Executive Compensation .............................   92
Item 12  Security Ownership of Certain Beneficial Owners
          and Management ....................................   92
Item 13  Certain Relationships and Related Transactions .....   92

PART IV

Item 14  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ...............................   93


PART I

ITEM I. Business

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" on pages 8 through 9 herein and other risk factors discussed elsewhere in this Report.

WESTAMERICA BANCORPORATION (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHC"), as amended. The Company was incorporated under the laws of the State of California as "Independent Bankshares Corporation" on February 11, 1972. Its principal executive offices are located at 1108 Fifth Avenue, San Rafael, California 94901, and its telephone number is (415) 257-8000. The Company provides a full range of banking services to individual and corporate customers in Northern California through its subsidiary banks, Westamerica Bank and Bank of Lake County (the "Banks"). The Banks are subject to competition from other financial institutions and regulations from certain agencies and undergo periodic examinations by those regulatory authorities. In addition, the Company also owns 100 percent of the capital stock of Westamerica Commercial Credit, Inc., a newly formed company engaged in financing account receivable and inventory lines of credit and term business loans and 100 percent of Community Banker Services Corporation, engaged in providing the Company and its subsidiaries data processing services and other support functions.

The Company was originally formed pursuant to a plan of reorganization among three previously unaffiliated banks: Bank of Marin, Bank of Sonoma County and First National Bank of Mendocino County (formerly First National Bank of Cloverdale). The reorganization was consummated on December 31, 1972 and, on January 1, 1973, the Company began operations as a bank holding company. Subsequently, the Company acquired Bank of Lake County (a California chartered bank) in 1974, Gold Country Bank in 1979 and Vaca Valley Bank in 1981, in each case by the exchange of the Company's Common Stock for the outstanding shares of the acquired banks.

In mid-1983, the Company consolidated the six subsidiary banks into a single subsidiary bank. The consolidation was accomplished by the merger of the five state-chartered banks (Bank of Marin, Banks of Sonoma County, Bank of Lake County, Gold Country Bank and Vaca Valley Bank) into First National Bank of Mendocino County which subsequently changed its name to Westamerica Bank ("WAB"), a national banking association organized and existing under the laws of the United States.

In August, 1988, the Company formed a new bank, but named it Bank of Lake County, National Association, and effected the sale of WAB's assets and liabilities of its three Lake County branches to the newly formed bank.

In August, 1988, the sale of Bank of Lake County, National Association to Napa Valley Bancorp was consummated.

On February 28, 1992, the Company acquired John Muir National Bank through a merger of such bank with and into WAB in exchange for the issuance of the Company's Common Stock for all the outstanding shares of John Muir National Bank. The business transaction was accounted for on a pooling-of-interests basis.

On April 15, 1993, the Company acquired Napa Valley Bancorp, a bank holding company, whose subsidiaries included Napa Valley Bank, 88 percent interest in Bank of Lake County, 50 percent interest in Sonoma Valley Bank, Suisun Valley Bank and Napa Valley Bancorp Services Corporation, which was established to provide data processing and other services to Napa Valley Bancorp's subsidiaries. This business transaction was accounted for on a pooling-of-interests basis. Shortly after, Suisun Valley Bank was merged into Westamerica Bank, the name of Napa Valley Bancorp Services Corporation was changed to Community Banker Services Corporation and the Company sold its 50 percent interest in Sonoma Valley Bank. The Company retained its 88 percent interest in Bank of Lake County.

In June 1993, the Company accepted from WAB a dividend in the form of all outstanding shares of capital stock of WAB's subsidiary, Weststar Mortgage Corporation, a California Corporation established to conduct mortgage banking activities. Immediately after the receipt of this dividend, the Company contributed all of the capital stock of Weststar Mortgage Corporation to its subsidiary, Community Banker Services Corporation.

WAB and Bank of Lake County became state-chartered banks in June 1993 and December 1993, respectively.

In December 1994, the Company completed the purchase of the remaining 12 percent investment in Bank of Lake County from outside investors, becoming the sole owner of Bank of Lake County.

On January 31, 1995, the Company acquired PV Financial, parent company of PV National Bank, through a merger of such bank with and into WAB in exchange for the issuance of shares of the Company's Common Stock for all the outstanding shares of PV Financial. The business combination was accounted for on a pooling-of-interests basis.

On June 6, 1995, the merger of CapitolBank Sacramento with and into WAB became effective. Under the terms of the merger, the Company issued shares of its common stock in exchange for all of CapitolBank
Sacramento's common stock. This acquisition was accounted for on a pooling-of-interests basis.

On July 17, 1995, the Company acquired North Bay Bancorp, parent company of Novato National Bank. Under the terms of the merger agreement, the Company issued shares of its common stock in exchange for all of the outstanding shares of common stock of North Bay Bancorp. The subsidiary bank was merged with and into WAB. The business combination was accounted for on a pooling-of-interests basis.

On April 12, 1996 Napa Valley Bank was merged into WAB.

In November 1996, the Company finalized the formation of a new subsidiary, Westamerica Commercial Credit, Inc., which engages in financing account receivable and inventory lines of credit and term business loans.

On November 11, 1996, the Company entered into an Agreement and Plan of Reorganization with ValliCorp Holdings, Inc. ("ValliCorp") pursuant to which ValliCorp agreed to merge with and into the Company. The merger had not been consummated as of the date of this report.

At December 31, 1996, the Company had consolidated assets of approximately $2.55 billion, deposits of approximately $2.08 billion and shareholders' equity of approximately $238.9 million.

See Note 19 to the consolidated financial statements included in this report regarding a pending acquisition.


SERVICE AREA

The Banks serve the following twelve major markets:

Marin County.   Marin County is one of the most affluent counties
in California and has a population of approximately 239,500.
San Rafael and Novato are the largest communities in the county, with populations of approximately 52,400 and 46,500, respectively. Both are in close proximity to the city of San Francisco. The area served by WAB is a relatively densely populated area whose economic make-up is primarily residential, commercial and light industrial.

Sonoma-Mendocino Counties.   Of the eight San Francisco-Bay Area
counties, Sonoma County is geographically the largest. The population of the county is approximately 421,500. The city of Santa Rosa is the largest population center in Sonoma County with an estimated population of 125,700. Light industry, agriculture and food processing are the primary industries in Sonoma County, with tourism and recreational activities growing steadily. WAB also serves Mendocino County, population 86,230, where the major business is agriculture.

Solano County.   WAB serves all of Solano County, with an
estimated population of 373,100. Vallejo is the largest city in the county, with a population of approximately 112,300. While light industry and the service sector are growing steadily, the federal government is the largest employer in the county.

Stanislaus County.   Included in the counties served by WAB is
Stanislaus County, with an estimated population of 415,300. The largest city is Modesto, with a population of approximately
178,700. The county's primary industry is agriculture.

Contra Costa County.   During 1996, WAB opened one new branch in
the city of Lafayette, with a population of approximately
23,550, to serve, together with four other WAB branch locations, Contra Costa's growing commercial and industrial construction industry. The population of the county is approximately 870,700.

Sacramento County.   WAB has operated in Sacramento, the state
capital of California, since 1982, a presence enhanced in 1995 through the merger with CapitolBank. The county has a population of approximately 1,123,400. Major industries include agriculture, government, manufacturing and wholesale and retail trade. Sacramento is also a major transportation center for the state.

Nevada County.   WAB is currently serving most of Nevada County,
an area generally known as the "Gold Country". The population of the entire county, where tourism, agriculture and wood product manufacturing are the major industries, is approximately 87,000.

Placer County.   WAB operates a branch in Roseville, located
approximately 15 miles east of WAB's Sacramento office, to serve the growing area of the Sierra Nevada foothills. The population of Placer County is approximately 206,000.

San Francisco County.   WAB has operated in the financial center
of the city of San Francisco since 1987. The business of this branch facility is focused on commercial lending and deposit relationships in that city.

Napa County.   WAB has seven office locations in Napa County. The
population of the county is approximately 119,000, with agriculture being its major source of business, followed by tourism.

Alameda County.   During 1996, WAB opened a new branch location
in the city of Pleasanton in Alameda County. The major source of business of the county, with an estimated population of 1,356,100, is commerce and retail businesses.

Lake County.   Bank of Lake County, ("Lake County's Bank"),
("BLC") has four office locations in Lake County, which has an estimated population of approximately 55,300. Agriculture is the primary industry of the county, followed closely by recreation and tourism.

Neither the Company nor any of its subsidiaries have any foreign or international activities or operations.

All population figures contained in the previous discussion are 1996 estimates as prepared by the California Department of Finance.

CERTAIN ADDITIONAL BUSINESS RISKS

The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 50,000,000 shares of common stock (and two classes of 1,000,000 shares each, denominated "Class B Common Stock" and "Preferred Stock", respectively) of which approximately 9,434,870 shares of common stock were outstanding at December 31, 1996. Pursuant to its stock option plans, at December 31, 1996, the Company had outstanding options to purchase 634,958 shares of Company Common Stock. As of December 31, 1996 165,518 shares of Company Common Stock remained available for grants under the Company's stock option plan. Sales of substantial amounts of Company Common Stock in the public market or issuance of new securities in connection with acquisitions could adversely affect the market price of Common Stock.

A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 1996, real estate served as the principal source of collateral with respect to approximately 55 percent of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale investment portfolio, as well as the Company's financial condition and results of operations in general and the market value of the Company Common Stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

THE EFFECT OF GOVERNMENT POLICY ON BANKING

The earnings growth of the Company's banking subsidiaries are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System (the "FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted. Additionally, state and federal tax policies can impact banking organizations. Effective January 1, 1997, applicable California law and corporation tax rates were reduced by 5% in order to keep California competitive with other western states.

As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. In response to various business failures in the savings and loan industry and in the banking industry, in December 1991, Congress enacted, and the President signed into law, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA substantially revised the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes.

Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various regulatory agencies, the manner in which the regulatory agencies implement those regulations and certain phase-in periods.

REGULATION AND SUPERVISION OF BANK HOLDING COMPANIES

The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). As such, the Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the subsidiaries of the Company. The costs of any such examination by the FRB are payable by the applicable parent holding company.

The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards". The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms".

Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before they acquire, merge or consolidate with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the approval of the FRB.

A bank holding company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company became able to acquire banks in states other than its home state beginning September 29, 1995 without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by law).

The Interstate Banking and Branching Act also authorizes banks to merge across state lines, therefore creating interstate branches, beginning June 1, 1997. Under such legislation, each state has the opportunity to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in" at an earlier time, thereby allowing interstate branching within that state prior to June 1, 1997. Furthermore, pursuant to such act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching. California enacted legislation to "opt in" to the Interstate Banking and Branching Act provisions regarding interstate branching, allowing a state bank chartered in a state other than California to acquire by merger or purchase, at any time after effectiveness of the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "IBBA"), a California bank or industrial loan company which is at least five (5) years old and thereby establish one or more California branch offices. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office. See the section entitled "Recently Enacted Legislation" for additional information.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

Transactions between holding companies and any of their subsidiary banks are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with affiliates may not exceed 20% of the capital stock and surplus of such institution. A bank holding company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, a bank holding company may not sell a low-quality asset to a depository institution subsidiary.

Generally, a bank holding company and its subsidiaries are prohibited from engaging in tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services unless the FRB permits an exception to the tying prohibitions pursuant to exemption authority available to it under applicable law. The FRB, however, has adopted a rule, effective September 2, 1994, amending the anti-tying provisions to permit a bank or bank holding company to offer a lower price on a loan, deposit or trust service (traditional bank product), or on securities brokerage services, on the condition that the customer obtain a traditional bank product from an affiliate. Additionally, as of January 23, 1995, a bank holding company, or a nonbank subsidiary, may offer lower prices on any of its products or services on the condition that a customer obtain another product or service from such company or any of its nonbank affiliates, provided that all products offered in the package arrangement are separately available for purchase.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Superintendent of banks (the "Superintendent"). Regulations have not yet been proposed or adopted, and no other steps have been taken, to implement the Superintendent's powers under this statute.


BANK SUPERVISION AND REGULATION

The Banks are California chartered banks insured by the Federal
Deposit Insurance Corporation (the "FDIC"), and as such are subject to regulation, supervision and regular examination by the Superintendent. As members of the Federal Reserve System, the Banks' primary federal regulator is the FRB. The regulations of these agencies affect most aspects of such bank subsidiaries' business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the activities and various other requirements for such bank subsidiaries. Pursuant to AB 3351, which was adopted by the California legislature during 1996, all of the California state regulatory authorities for state-chartered depository institutions will be consolidated under a new state agency, the Department of Financial Institutions ("DFI") effective July 1, 1997. The newly created DFI combines the State Banking Department and the Department of Savings and Loan, while regulatory oversight over industrial loan companies and credit unions will be shifted from the Department of Corporations to the DFI. For the most part, the DFI is merely assuming the responsibilities and authorities previously held by the existing regulators.

Under California law, a state chartered bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, shareholder rights and duties, and investments and lending activities. Whenever it appears that the contributed capital of a California chartered bank is impaired, the Superintendent shall order the bank to correct such impairment. If a California chartered bank is unable to correct the impairment, such bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, such common shares are to be sold by the bank. During 1996 the Interstate Banking and Branching Cleanup Act was enacted, which revised the Superintendent's assessment methodology for state-chartered banks in order to provide a better basis of comparison to the method used by the Office of the Comptroller of the Currency ("OCC"). Under the new methodology, the average assessment for state banks will be approximately 39% of the OCC's annual charges for national bank supervision.

California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Superintendent. FDICIA, however, imposes limitations on the activities and equity investments of state chartered, federally insured banks. The limitations on equity investments were effective December 19, 1991, and the limitations on activities became effective December 19, 1992. The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank. Non-permissible investments were required to be divested by state banks no later than December 19, 1996. FDICIA prohibits a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the appropriate federal regulator approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund. The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those activities that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto. Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

The Banks are also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. In addition, the Banks are subject to certain regulations of the FRB dealing primarily with check-clearing activities, establishment of banking reserves, Truth-in-Lending (Regulation Z), Truth-in-Savings (Regulation DD), and Equal Credit Opportunity (Regulation B).

During 1996, the OCC adopted a regulation to revise and streamline its procedures with respect to corporate activities of national banks, to be effective December 31, 1996. These revised standards allow the OCC to approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. Such a standard allows a national bank to conduct an activity approved for a bank holding company through a bank operating subsidiary such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these new standards will be available to well-capitalized or adequately-capitalized national banks. Since state banks may only make equity investments if a type permissible for national banks, this new regulation might result in some liberalization of the types of investments permissible for state banks.


CAPITAL STANDARDS

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse agreements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

In determining the capital level that banking organizations are required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and have special rules which have the effect of reducing the amount of capital they will recognize for purposes of determining the capital adequacy of the Company and its subsidiaries. These rules are called regulatory accounting principles ("RAP"). In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. Future changes in the regulations or practices of the federal banking agencies could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amounts of profits, if any, available for the payment of dividends.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying common stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized gains/losses on available-for-sale equity securities with readily determinable fair values must be deducted in determining Tier 1 capital. Additionally, as of April 1, 1995, for Tier 1 capital purposes, deferred tax assets that can only be realized if the institution earns sufficient taxable income in the future will be limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the reserve for loan losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off balance sheet items of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For banking organizations rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The following tables present the capital ratios for the Company and its subsidiaries, compared to the standards for well-capitalized depository institutions, as of December 31, 1996.

                 Westamerica Bancorporation
-------------------------------------------------------------------
                                              For Capital Adequacy
                              Actual                  Purposes
(Dollars in thousands)    Capital    Ratio       Amount       Ratio
-------------------------------------------------------------------
Leverage                 $230,981     9.20%   $100,394        4.00%
Tier 1 Risk-based         230,981    12.61      73,269        4.00
Total Risk-based          274,026    14.96     146,538        8.00

                 Westamerica Bank
-------------------------------------------------------------------
                                               For Capital Adequacy
                              Actual                  Purposes
(Dollars in thousands)    Capital    Ratio       Amount       Ratio
-------------------------------------------------------------------
Leverage                 $194,194    8.11%      $95,757       4.00%
Tier 1 Risk-based         194,194   11.22        69,257       4.00
Total Risk-based          241,981   13.98       138,515       8.00

                  Bank of Lake County
-------------------------------------------------------------------
                                               For Capital Adequacy
                              Actual                  Purposes
(Dollars in thousands)    Capital    Ratio       Amount       Ratio
-------------------------------------------------------------------
Leverage                   $9,721   10.79%       $3,605       4.00%
Tier 1 Risk-based           9,721   16.36         2,376       4.00
Total Risk-based           10,474   17.63         4,752       8.00

Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in evaluating a bank's capital adequacy. This final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual bank's capital for interest rate risk. The focus of that proposed process is on a bank's economic value exposure. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements. Examiners also will consider qualitative factors, including the adequacy of the bank's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a bank's capital adequacy for interest rate risk to be a transitional arrangement.

The second step will consist of a proposed rule that would establish an explicit minimum capital charge for interest rate risk, based on the level of a bank's measured interest rate risk exposure. The banking agencies intend to implement this second step at some future date, after the banking agencies and the banking industry have gained more experience with the proposed supervisory measurement and assessment process.

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but no limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulators defining the following five categories in which an insured institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of FDICIA. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

---------------------------------------------------------------------------------------
                                                      Total        Tier 1
                                                 risk-based    risk-based      Leverage
                                                    capital       capital         ratio
---------------------------------------------------------------------------------------

Well capitalized                                        10%            6%            5%
Adequately capitalized                                   8%            4%            4%
Undercapitalized                less than:               8%            4%            4%
Significantly undercapitalized  less than:               6%            3%            3%
Critically undercapitalized     Tangible equity/total assets less than 2%
---------------------------------------------------------------------------------------

An institution that, based upon its capital levels, is classified as "well capitalized", "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency. Undercapitalized institutions must submit an acceptable capital restoration plan with a guarantee of performance issued by the holding company. Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. The most important additional measure is that the appropriate federal banking agency is required to either appoint a receiver for the institution within 90 days, or obtain the concurrence of the FDIC in another form of action.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their business or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.


SAFETY AND SOUNDNESS STANDARDS

FDICIA also implemented certain specific restrictions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

In addition to the statutory limitations, FDICIA originally required the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions for such things as classified loans and asset growth. In 1994, FDICIA was amended to (a) authorize the agencies to establish safety and soundness standards by regulation or by guideline for all insured depository institutions; (b) give the agencies greater flexibility in prescribing asset quality and earnings
standards; and   eliminate the requirement that such
standards apply to depository institution holding companies.

On July 10, 1995 the federal banking agencies published Interagency Guidelines Establishing Standards for Safety and Soundness. By adopting the standards as guidelines, the agencies retained the authority to require an institution to submit to an acceptable compliance plan as well as the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

Holders of the Company's common stock are entitled to receive dividends as and when declared by the Board of Directors of the Company out of funds legally available therefor under the laws of the State of California. The GCL provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The GCL further provides that in the event sufficient retained earnings are not available for the proposed distribution a corporation may nevertheless make a contribution to its shareholders if, after giving effect to the distribution, it meets two conditions, which generally stated are as follows: (I) the corporation's assets must equal at least 125% of its liabilities; and (ii) the corporation's current assets must equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 125% of its current liabilities.

The Company is also subject to certain restrictions on its ability to pay dividends under the terms of certain of its debt agreements. In 1996, the Company issued and sold $22,500,000 aggregate principal amount of its 7.11% Senior Notes due February 1, 2006 (the "Senior Notes"), payable semiannually, pursuant to a Senior Note Agreement dated as of February 1, 1996 (the "Senior Note Agreement"). The Senior Notes require that, commencing February 1, 2000 and ending February 1, 2005, the Company shall make principal repayments of the lesser of $3,214,286 or the principal amount then outstanding. The Senior Note Agreement contains covenants and other provisions usual and customary for senior indebtedness of this type, including, but not limited to, capital debt maintenance ratios, maintenance of specified levels of consolidated tangible net worth, limitations on indebtedness, a fixed charge coverage ratio and restrictions on the payment of dividends or other distributions. The Company is in full compliance with the terms of the Senior Note Agreement. The Senior Note Agreement does not currently limit the payment of regular quarterly dividends.

The Company's dividends will generally be declared based on the dividends received from its bank subsidiaries. These are state chartered banks and are subject to provisions of state and federal law. The limitations of such subsidiaries' ability to declare and pay dividends could affect the Company's ability to pay dividends.

Generally, the power of the board of directors of any insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during that period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Superintendent in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.


PREMIUMS FOR DEPOSIT INSURANCE AND ASSESSMENTS FOR EXAMINATIONS

All of the bank subsidiaries of the Company have their deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC also administers the Savings Association
Insurance Fund ("SAIF"), which insures deposits in thrift institutions. FDICIA authorized the FDIC to borrow from the United States Treasury (or from depository institutions that are members of the BIF) amounts not exceeding in the aggregate
$30 billion, and to borrow from the Federal Financing Bank amounts not greater than 90% of the fair market value of assets of institutions acquired by the FDIC as receiver. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for semiannual assessment periods beginning January 1, 1996. The new assessment schedule would retain the risk based characteristics of the current system. On November 26, 1996 the FDIC decided to continue in effect the current BIF assessment rate schedule.

The FDIC may make limited adjustments to the above rate schedule not to exceed an increase or decrease of 5 basis points without public notice and comment rulemaking. The amount of an adjustment adopted by the Board is to be determined by the following considerations: (a) the amount of assessment revenue necessary to maintain the reserve ratio at the designated reserve ratio and (b) the assessment schedule that would generate such amount of assessment revenue considering the risk profile of BIF members. In determining the relevant amount of assessment revenue, the Board is to consider the BIF's expected operating expenses, case resolution expenditures and income, the effect of assessments on BIF members' earnings and capital, and any other factors the Board may deem appropriate.

In 1996 Congress enacted the Deposit Insurance Funds Act ("Funds Act") in order to raise the level of SAIF reserves, and to reduce the possibility that bonds issued by the Financing Corporation ("FICO") would go into default. The FICO was a special purpose government corporation that issued $8.2 billion in bonds to recapitalize the Federal Savings and Loan Insurance Corporation. Interest on the FICO bonds was paid from the proceeds of assessment made on the deposits of SAIF members. Because of the almost $800 million needed to pay for the annual interest on the FICO bonds, the payments of SAIF members were not increasing the SAIF reserve to a sufficient level to allow the FDIC to reduce assessment rates (as had been done for BIF deposits), and SAIF members were employing certain strategies to either exit the system or transfer deposits to BIF coverage.

Pursuant to the Funds Act, the FDIC imposed a special one-time assessment on all institutions that held SAIF assessable deposits as of March 31, 1995 of an estimated 65.7 cents per $100 of SAIF assessable deposits. Certain discounts and exemptions from the assessment were available. For example, BIF-member banks that had acquired SAIF-insured deposits from thrifts were generally entitled to a 20% discount on the special assessment if the bank satisfied certain statutory thresholds (the bank's acquired SAIF deposits, as adjusted, must be less than half of its total domestic deposits). Furthermore, beginning January 1, 1997, all FDIC-insured institutions will be assessed to cover the interest payments due on FICO bonds. For calendar years 1997 through 1999, BIF members will pay one-fifth the rate SAIF members will pay, and beginning in 2000 both types of institutions will pay the same rate. BIF members will be required to pay a FICO assessment of approximately 1.3 basis points for the semiannual FICO assessment in 1997.

The Funds Act also authorized the FDIC to rebate assessments paid by BIF members if the BIF has reserves exceeding its designated reserve ratio of 1.25% of total estimated insured deposits. The adjusted BIF balance was $25.888 billion on June 30, 1996, a reserve ratio of 1.30%. The FDIC has expressed its view that the long-term needs of the BIF are a factor in setting the effective average BIF assessment rate, and that the FDIC is uncertain whether the current favorable conditions represent a long-term trend.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

The Company's bank subsidiaries are each subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. On November 15, 1993 the FRB announced that it would not approve the application of a certain New England bank holding company to acquire the voting shares of another insured depository institution. The Federal Reserve issued a statement indicating its failure to approve the application was based on incorrect reporting of home mortgage lending data by the applicant, and the possibility that the applicant may have engaged in discriminatory treatment of minorities in mortgage lending in violation of the Equal Credit Opportunity Act.

On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.

In 1996, new compliance and examination guidelines for the CRA were promulgated by each of the federal banking regulatory agencies, fully replacing the prior rules and regulatory expectations with new ones, ostensibly more performance based than before, to be fully phased in as of July 1, 1997. The guidelines provide for streamlined examinations of smaller institutions.

RECENTLY ENACTED LEGISLATION

On September 29, 1995, the IBBA became effective. The IBBA implemented the federal Interstate Banking and Branching Act. The main features of this legislation are (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old California bank of industrial loan company by merger or purchase; (b) California state-chartered banks will be empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and the Superintendent will be authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding 30% if the Superintendent finds that the transaction is consistent with public convenience and advantage. The legislation also contains extensive provisions governing intrastate and interstate (a) intra-industry sales, mergers and conversions between banks and between industrial loan companies and (b) inter-industry transactions involving banks, savings associations and industrial loan companies.

During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conversation and Recovery Act ("RCRA") to provide lenders and fiduciaries with greater protections from environmental liability. The definition of "owner or operator" under CERCLA has been amended to exclude a lender who: (I) holds indicia of ownership in a property primarily to protect its security interest, but does not participate in the property's management or (ii) forecloses on a property, or, after foreclosure, sells, re-leases (in the case of a lease finance transaction), or liquidates the property, maintains business activities, winds up operations, undertakes a response under CERCLA, or takes measures to preserve, protect or prepare property prior to sale or disposition, so long as the lender did not participate in the property's management prior to sale. In order to preserve these protections, a lender who forecloses on property must seek to sell, re-lease, or otherwise divest itself of the property at the earliest practicable, commercially reasonable time, and on reasonable terms. "Participation in management" is defined as actual participation in the management or operational affairs of the facility, not merely having the capacity to influence or the unexercised right to control operations. Similar changes have been made in RCRA.

The California legislature adopted a similar bill to provide that, subject to numerous exceptions, a lender acting in the capacity of a lender shall not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property. Under this bill a lender which had not participated in the management of the property prior to foreclosure may take actions similar to those set forth in the CERCLA and RCRA amendments without losing its immunity from liability. To preserve that immunity, after foreclosure, the lender must take commercially reasonable steps to divest itself of the property in a reasonably expeditious manner.

PENDING LEGISLATION

There are a number of pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities", including insurance companies and securities firms. Glass-Steagall reform will likely be affected by a bank insurance powers case decided during 1996 by the U.S. Supreme Court, which gave national banks greater opportunities to sell traditional insurance products, such as life, automobile, and property and casualty policies. In a similar recent case, the Court upheld a determination of the Office of the Comptroller of the Currency that national banks may sell annuities.

Certain other pending legislative proposals include bills to free withdrawals from individual retirement accounts from penalties for first-home purchases and other purposes and eliminate most Community Reinvestment Act reporting requirements.

While the effect of such proposed legislation and regulatory reform on the business of financial institutions cannot be accurately predicted at this time, it seems likely that a significant amount of consolidating in the banking industry will continue to occur throughout the remainder of the decade.

COMPETITION

The Banks compete with other commercial banks, savings and loan associations, thrift and loans, credit unions, brokerage firms, money market mutual funds, finance and insurance companies, mortgage banking firms and even retail establishments. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services markets, and it is anticipated that this trend will continue.

According to information obtained by the Company through an independent market research firm, WAB was the third largest financial institution in terms of total deposits in Marin County at June 30, 1996, at which date it had approximately 12 percent of total deposits held in federally insured depository institutions in that county. According to the same source of information and in terms of total deposits, as of June 30, 1996 WAB ranked third in WAB's Sonoma-Mendocino counties service area, with approximately an 8 percent share of the market, and was third in the Solano-Contra Costa counties service area, with a market share of approximately 5 percent of the market. In addition, WAB's market share in the Sacramento-Placer-Nevada counties service area was approximately 5 percent, ranking third among its competitors. The share of the market for deposits and loans held by WAB in San Francisco and Alameda Counties is not significant. According to the same source of information, WAB ranked second in terms of total deposits in the Napa Valley service area as of June 30, 1996, with approximately 17 percent market share. The same source of data reports that BLC ranked second, in terms of total deposits, in market share in the Lake County service area with 17 percent of the total.

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

Competitive conditions continue to intensify as various legislative enactments have continued to dissolve historical barriers to the financial markets. Competition is expected to further increase in the state of California as a result of legislation enacted in 1994 and 1995.

The enactment of the Interstate Banking and Branching Act in 1994 as well as the California Interstate Banking and Branching Act of 1995 will likely increase competition within California. See "Regulation and Supervision of Bank Holding Companies" above. Regulatory reform, as well as other changes in federal and California law, will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

Legislative changes, as well as technological and economic factors, can be expected to have an ongoing impact on competitive conditions within the financial services industry. As an active participant in the financial markets, the Company believes that it continually adapts to these changing competitive conditions.

Employees

At December 31, 1996, the Company employed 827 full-time equivalent staff. Employee relations are believed to be good.


ITEM 2. Properties

BRANCH OFFICES AND FACILITIES

The Banks are engaged in the banking business through fifty-seven offices in thirteen counties in Northern California including eleven offices in Marin County, nine in Sonoma County, seven in Napa County, six in Solano County, five in Stanislaus County, five in Contra Costa County, four in Lake County, three in Mendocino County, two in Nevada County, two in Sacramento County, one in San Francisco County, one in Placer County and one in Alameda County. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns fifteen branch office locations and two administrative buildings, including the Company's headquarters. Forty two banking offices are leased. Most of the leases contain multiple five-year renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.


ITEM 3.  Legal Proceedings

Neither the Company or its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Company's business, none of which are expected to have a material adverse impact upon the Company's business, financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

There no matters submitted to a vote of the shareholders during the fourth quarter of 1996.


                                PART II

ITEM 5. Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock is traded on the NASDAQ National Market Exchange ("NASDAQ") under the symbol "WABC". The following table shows the high and the low closing price for the common stock, for each quarter, as reported by NASDAQ:

Period
-----------------------------------------------------------
  1996                                   High           Low
-----------------------------------------------------------
First quarter                          $47.25        $43.25
Second quarter                          50.25         46.00
Third quarter                           51.00         46.50
Fourth quarter                          58.75         49.50

-----------------------------------------------------------
  1995                                   High           Low
-----------------------------------------------------------
First quarter                          $33.25        $29.50
Second quarter                          37.50         33.00
Third quarter                           38.50         36.50
Fourth quarter                          43.25         38.50

As of December 31, 1996, there were 6,751 shareholders of record of the Company's common stock.

The Company has paid cash dividends on its common stock in every quarter since commencing operations on January 1, 1973, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. As of December 31, 1996, $74.5 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

Additional information (required by Item 5) regarding the amount of cash dividends declared on common stock for the two most recent fiscal years is discussed in Note 18 to the consolidated financial statements included in this report.

As discussed in Note 7 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (a "Right") for each outstanding share of common stock. The terms of the Rights were amended and restated on September 28, 1989. On March 23, 1995, the Board of Directors of the Company approved a further amendment and restatement of Rights. The Amended and Restated Rights Agreement entitles the holders of each share of the Company Common Stock to the right (each, a "Westamerica Right"), when exercisable, to purchase from the Company one share of its Common Stock at a price of $65.00 per share, subject to adjustment in certain circumstances. A Westamerica Right is attached to each share of the Company Common Stock. The Westamerica Rights only become exercisable and trade separately from the Company Common Stock following the earlier of (I) a public announcement that a person or a group of affiliated or associated persons has become the beneficial owner of the Company securities having 15 percent or more of the Company's voting power (an "Acquiring Person") or (ii) 10 days following the commencement of, or a public announcement of an intention to make, a tender or exchange offer which would result in any person having beneficial ownership of securities having 15 percent or more of such voting power. Upon becoming exercisable, each holder of a Westamerica Right (other than an Acquiring Person whose rights will become null and void) will, for at least a 60-day period thereafter, have the right (subject to the following sentence), upon payment of the exercise price of $65.00, to receive upon exercise that number of shares of the Company Common Stock having a market value of twice the exercise price of the Westamerica Right, to the extent available. Subject to applicable law, the Board of Directors, at its option, may at any time after a Person becomes an Acquiring Person (but not after the acquisition by such Person of 50 percent or more of the outstanding Company Common Stock), exchange all or part of the then outstanding and exercisable Westamerica Rights (except for Westamerica Rights which have become void) for shares of the Company Common Stock equivalent to one share of the Company Common Stock per Westamerica Right or, alternatively, for substitute consideration consisting of cash, securities of the Company or other assets (or any combination thereof).

ITEM 6. Selected Financial Data

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(In thousands, except per share data )
------------------------------------------------------------------------------------------------------------
Years ended December 31,                        1996          1995         1994          1993          1992
------------------------------------------------------------------------------------------------------------

Interest income                             $174,265      $174,377      $166,094      $165,975      $185,060
Interest expense                              60,917        58,612        49,860        51,158        69,951
------------------------------------------------------------------------------------------------------------
Net interest income                          113,348       115,765       116,234       114,817       115,109
Provision for loan losses                      4,575         5,595         7,420        10,581         8,410
Non-interest income                           22,043        21,533        25,999        33,806        30,646
Non-interest expense                          75,627        86,340        94,341       121,441       111,662
------------------------------------------------------------------------------------------------------------
Income before income taxes                    55,189        45,363        40,472        16,601        25,683
Provision for loan losses                     17,449        13,979        12,810         4,507         9,642
------------------------------------------------------------------------------------------------------------
  Net income                                 $37,740       $31,384       $27,662       $12,094       $16,041
============================================================================================================

  Net income                                   $3.93         $3.18         $2.79         $1.22         $1.66
  Dividends declared                            0.95          0.77          0.64          0.57          0.51
  Book value at December 31                    25.33         22.87         20.67         19.03         18.18
Average common shares outstanding              9,613         9,877         9,916         9,884         9,678
Shares outstanding at December 31              9,435         9,793         9,901         9,914         9,772


At December 31
Cash and cash equivalents                   $149,429      $182,133      $180,957      $157,750      $198,011
Investment securities and
  money market assets                        894,288       862,762       826,896       807,490       654,883
Loans, net                                 1,409,318     1,353,732     1,354,539     1,368,923     1,424,436
Other assets                                  95,452        92,317        95,035        94,685        99,385
------------------------------------------------------------------------------------------------------------
  Total assets                            $2,548,487    $2,490,944    $2,457,427    $2,428,848    $2,376,715
============================================================================================================

Non-interest bearing deposits               $515,451      $497,489      $472,301      $462,636      $397,185
Interest bearing deposits                  1,565,945     1,552,032     1,599,391     1,647,395     1,744,900
Funds purchased                              161,147       175,622       135,426        76,298        19,056
Notes and mortgages payable                   42,500        20,000        25,524        36,352        19,412
Other liabilities                             24,498        21,864        20,124        17,523        18,522
Shareholders' equity                         238,946       223,937       204,661       188,644       177,640
------------------------------------------------------------------------------------------------------------
  Total liabilities and
   shareholders' equity                   $2,548,487    $2,490,944    $2,457,427    $2,428,848    $2,376,715
============================================================================================================

Financial Ratios

For the year:
    Return on assets                           1.52%         1.30%         1.13%         0.51%         0.68%
    Return on equity                          16.79%        14.61%        14.13%         6.73%         9.49%
    Net interest margin *                      5.31%         5.56%         5.45%         5.50%         5.51%
    Net loan losses to average loans           0.23%         0.35%         0.34%         0.65%         0.50%
    Non-interest expense/revenues *           52.87%        60.02%        63.93%        80.18%        75.19%
At December 31:
    Equity to assets                           9.38%         8.99%         8.33%         7.77%         7.47%
    Total capital to risk-adjusted assets     14.96%        15.18%        15.01%        14.13%        12.25%
    Loan loss reserve to loans                 2.42%         2.42%         2.34%         2.15%         2.03%

* Fully taxable equivalent


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins, general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets. See also "Certain Additional Business Risks" on pages 8 through 9 herein and other risk factors discussed elsewhere in this Report.

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica
Bancorporation (the "Company") that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 57 through 91, as well as with the other information presented throughout the report.

The Company achieved record earnings of $37.7 million in 1996, representing a 20 percent increase from the $31.4 million earned in 1995 and 36 percent higher than 1994 earnings of $27.7 million.


Components of Net Income
----------------------------------------------------------------
(In millions)                   1996          1995          1994
----------------------------------------------------------------
Net interest income *         $121.0        $122.3        $121.6
Provision for loan losses       (4.6)         (5.6)         (7.4)
Non-interest income             22.0          21.5          26.0
Non-interest expense           (75.6)        (86.3)        (94.3)
Taxes *                        (25.1)        (20.5)        (18.2)
----------------------------------------------------------------
    Net income                 $37.7         $31.4         $27.7
================================================================
Net income as a percentage of
  average total assets          1.52%         1.30%         1.13%
================================================================
* Fully taxable equivalent (FTE)

On a per share basis, 1996 net income was $3.93, compared to $3.18 and $2.79 in 1995 and 1994, respectively. During 1996, the Company benefited from increased non-interest income, continuing expense controls and a lower loan loss provision, which offset a decline in net interest income, primarily due to a decrease in earning asset yields, an increase in cost of funds, and higher income taxes. Earnings in 1995 were favorably affected compared to 1994 by increases in earning asset yields and expense controls, which were partially offset by increases in cost of funds and declines in non-interest income. The Company's return on average total assets was 1.52 percent in 1996, compared to
1.30 percent and 1.13 percent in 1995 and 1994, respectively. Return on average equity in 1996 was 16.79 percent, compared to 14.61 percent and
14.13 percent, respectively, in the two previous years.

Net Interest Income

During 1996, the Company experienced a decline in lower-cost savings account balances and a decrease in earning asset yields. These trends were partially offset by an increase in average earning assets, including an increase in the tax-free investment securities and loan balances. The combination of these items resulted in an overall decrease in the Company's net interest income levels from 1995.

Comparing 1995 to 1994, the Company was able to increase net interest income levels, as increases in earning asset yields offset the decline in average earning assets and lower-cost deposits.

Components of Net Interest Income
------------------------------------------------------------------
(In millions)                     1996          1995          1994
------------------------------------------------------------------
Interest income                 $174.2        $174.4        $166.1
Interest expense                 (60.9)        (58.6)        (49.9)
FTE adjustment                     7.7           6.5           5.4
------------------------------------------------------------------
    Net interest income (FTE)   $121.0        $122.3        $121.6
==================================================================
Average earning assets        $2,279.3      $2,200.9      $2,230.1
Net interest margin (FTE)         5.31%         5.56%         5.45%
==================================================================

Net interest income (FTE) in 1996 decreased $1.3 million from 1995 to $121.0 million. Interest income decreased $200,000 from 1995, the combined effect of a 24 basis point decrease in earning-asset yields partially offset by a $78.4 million increase in average balances. This revenue increase was more than offset by a $2.3 million increase in interest expense, the result of an increase of 5 basis points in rates paid combined with a $37.8 million increase in the average balance of interest-bearing liabilities. In addition, the FTE adjustment increased $1.2 million due to increases in the average volume of tax-free earning assets. Comparing 1995 to 1994, net interest income increased $700,000. Interest income increased $8.3 million, the combined effect of a 53 basis point increase in earning-asset yields partially offset by a $29.2 million decrease in average balances. The effect was offset by an $8.7 million increase in interest expense, the result of an increase of 62 basis points in rates offset, in part, by a $69.2 million decrease in the average balance on interest-bearing liabilities. Completing the variance, the FTE adjustment increased $1.1 million in 1995 compared with 1994 due to increases in the average volume of tax-free earning assets.

Summary of Average Balances, Yields/Rates and Interest
Differential

The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities.

Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate. Amortized loan fees, which are included in interest and fee income on loans were $770,000 lower in 1996 than in 1995 and $1.3 million lower in 1995 than in 1994.

Distribution of Average Assets, Liabilities and Shareholders' Equity Yields/Rates and Interest Margin

(In thousands)                       Full Year 1996
-----------------------------------------------------------------
                                             Interest       Rates
                                   Average    income/     earned/
                                    balance   expense        paid
-----------------------------------------------------------------
Assets
Money market assets and
  funds sold                          $250       $--           -- %
Trading account securities              17         1          4.61
Investment securities              877,053    55,287          6.30
Loans:
  Commercial                       828,048    77,355          9.34
  Real estate construction          45,530     5,258         11.55
  Real estate residential          254,670    18,720          7.35
  Consumer                         273,759    25,303          9.24
----------------------------------------------------
Earning assets                   2,279,327   181,924          7.98

Other assets                       208,977
------------------------------------------
    Total assets                $2,488,304
==========================================
Liabilities and shareholders'
  equity
Deposits
  Non-interest bearing demand     $474,436       $--            -- %
  Savings and interest-bearing
    transaction                  1,047,584    23,419          2.24
  Time less than $100,000          301,979    15,018          4.97
  Time $100,000 or more            192,736    10,124          5.25
----------------------------------------------------
 Total interest-bearing
   deposits                      1,542,299    48,561          3.15
Funds purchased                    187,603     9,528          5.08
Notes and mortgages payable         39,397     2,828          7.18
----------------------------------------------------
Total interest-bearing
    liabilities                  1,769,299    60,917          3.44
Other liabilities                   19,732
Shareholders' equity               224,837
------------------------------------------
  Total liabilities and
   shareholders' equity         $2,488,304
==========================================
Net interest spread (1)                                       4.54 %
Net interest income and interest margin (2)  $121,007         5.31 %
==================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Average Assets, Liabilities and Shareholders' Equity Yields/Rates and Interest Margin
(In thousands)                        Full Year 1995
---------------------------------------------------------------
                                             Interest     Rates
                                 Average      income/   earned/
                                 balance      expense      paid
---------------------------------------------------------------
Assets
Money market assets and
  funds sold                      $4,886         $276      5.65 %
Trading account securities            11            1      6.35
Investment securities            826,329       51,289      6.21
Loans:
  Commercial                     806,103       79,010      9.80
  Real estate construction        62,562        7,178     11.47
  Real estate residential        213,967       15,919      7.44
  Consumer                       287,032       27,249      9.49
-----------------------------------------------------
Earning assets                 2,200,890      180,922      8.22
Other assets                     215,973
----------------------------------------
    Total assets              $2,416,863
========================================
Liabilities and shareholders'
  equity
Deposits
  Non-interest bearing demand   $451,560          $--         -- %
  Savings and interest-bearing
    transaction                1,087,169        24,519      2.26
  Time less than $100,000        305,507        15,066      4.93
  Time $100,000 or more          166,241         8,895      5.35
------------------------------------------------------
 Total interest-bearing
  deposits                     1,558,917        48,480      3.11
Funds purchased                  149,902         8,403      5.61
Notes and mortgages payable       22,667         1,729      7.63
------------------------------------------------------
Total interest-bearing
    liabilities                1,731,486        58,612      3.39
Other liabilities                 18,961
Shareholders' equity             214,856
----------------------------------------
  Total liabilities and
  shareholders' equity        $2,416,863
========================================
Net interest spread (1)                                     4.83 %
Net interest income and interest margin (2)   $122,310      5.56 %
================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Average Assets, Liabilities and Shareholders' Equity Yields/Rates and Interest Margin
(In thousands)                                Full Year 1994
------------------------------------------------------------------
                                              Interest      Rates
                                     Average   income/    earned/
                                     balance   expense      paid
------------------------------------------------------------------
Money market assets and              $35,514    $1,367      3.85 %
  funds sold
Trading account securities                37         2      4.24
Investment securities                831,478    49,272      5.93
Loans:
  Commercial                         798,894    72,894      9.12
  Real estate construction            76,875     7,695     10.01
  Real estate residential            197,675    14,236      7.20
  Consumer                           292,080    25,959      8.89
------------------------------------------------------
Earning assets                     2,232,553   171,425      7.68

Other assets                         221,555
--------------------------------------------
    Total assets                  $2,454,108
============================================
Liabilities and shareholders'
  equity
Deposits
  Non-interest bearing demand       $439,881       $--        -- %
  Savings and interest-bearing
    transaction                    1,166,249    23,672      2.03
  Time less than $100,000            320,915    12,533      3.91
  Time $100,000 or more              153,504     5,762      3.75
------------------------------------------------------
 Total interest-bearing deposits   1,640,668    41,967      2.56
Funds purchased                      130,299     5,281      4.05
Notes and mortgages payable           29,690     2,612      8.80
------------------------------------------------------
Total interest-bearing
    liabilities                    1,800,657    49,860      2.77
Other liabilities                     17,780
Shareholders' equity                 195,790
--------------------------------------------
  Total liabilities and
       shareholders' equity       $2,454,108
============================================
Net interest spread (1)                                     4.91 %
Net interest income and interest margin (2)   $121,565      5.45 %
================================================================

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

                                         For the years
(In thousands)                         ended December 31,
----------------------------------------------------------------
                                       1996 compared with 1995
                                  ------------------------------
                                                          Total
                                                       Increase/
                                    Volume      Rate   (Decrease)
----------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and
        funds sold                   ($134)    ($142)     ($276)
  Trading account securities            --        --         --
  Investment securities (1)          3,188       810      3,998

  Loans:
    Commercial (1)                   2,291    (3,946)    (1,655)
    Real estate construction        (1,967)       47     (1,920)
    Real estate residential          2,989      (188)     2,801
    Consumer                        (1,239)     (707)    (1,946)
---------------------------------------------------------------
      Total loans (1)                2,074    (4,794)    (2,720)
---------------------------------------------------------------
Total increase (decrease) in
    interest and fee income (1)      5,128    (4,126)     1,002
---------------------------------------------------------------
Increase (decrease) in interest
  expense:
  Deposits:
    Savings/interest-bearing          (886)     (214)    (1,100)
    Time less than $ 100,000          (180)      132        (48)
    Time $ 100,000 or more           1,388      (159)     1,229
---------------------------------------------------------------
  Total interest-bearing
   deposits                            322      (241)        81
  Funds purchased                    1,796      (671)     1,125
  Notes and mortgages payable        1,194       (95)     1,099
---------------------------------------------------------------
    Total increase (decrease) in
         interest expense            3,312    (1,007)     2,305
---------------------------------------------------------------
   Increase (decrease) in
      net interest income (1)       $1,816   ($3,119)   ($1,303)
===============================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

                                          For the years
(In thousands)                          ended December 31,
----------------------------------------------------------------
                                    1995 compared with 1994
                                 -------------------------------
                                                           Total
                                                       Increase/
                                    Volume      Rate  (Decrease)
----------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and
        funds sold                 ($2,386)   $1,295     ($1,091)
  Trading account securities            (3)        2          (1)
  Investment securities (1)           (303)    2,320       2,017

  Loans:
    Commercial (1)                     663     5,453       6,116
    Real estate construction        (2,407)    1,890        (517)
    Real estate residential          1,201       482       1,683
    Consumer                          (438)    1,728       1,290
----------------------------------------------------------------
      Total loans (1)                 (981)    9,553       8,572
----------------------------------------------------------------
Total (decrease) increase in
    interest and fee income (1)     (3,673)   13,170       9,497
----------------------------------------------------------------
Increase (decrease) in interest
  expense:
  Deposits:
    Savings/interest-bearing        (1,326)    2,173         847
    Time less than $ 100,000          (566)    3,099       2,533
    Time $ 100,000 or more             511     2,622       3,133
----------------------------------------------------------------
  Total interest-bearing
   deposits                         (1,381)    7,894       6,513
  Funds purchased                      880     2,242       3,122
  Notes and mortgages payable         (565)     (318)       (883)
----------------------------------------------------------------
    Total (decrease) increase in
         interest expense           (1,066)    9,818       8,752
----------------------------------------------------------------
   Increase (decrease) in
      net interest income (1)      ($2,607)   $3,352        $745
================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


Provision for Loan Losses

The provision for loan losses was $4.6 million for 1996, compared to $5.6 million in 1995 and $7.4 million in 1994. The reductions in the provision in 1996 and 1995 reflect the results of the Company's continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

Investment Portfolio

The Company maintains a securities portfolio consisting of U.S Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian. In November 1995, the Financial Accounting Standards Board issued a special report, "A Guide to Implementation of Statement No. 115, on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" (the "Special Report"). The Special Report allowed companies to reassess the appropriateness of the classifications of all securities and account for any reclassification at fair value. The Company adopted the reclassification provision stated in the Special Report prior to December 31, 1995 and transferred $329.4 million of securities held to maturity into available for sale. The unrealized pretax gain upon transfer was $1.1 million as of December 31, 1995.

The objective of the investment securities held to maturity is to strengthen the portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 81 months at December 31, 1996 and, on the same date, those investments included $196.8 million in fixed rate and $600,000 in adjustable rate securities.

Investment securities available for sale are generally used to supplement the Banks' liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1996, the Banks held $696.6 million classified as investments available for sale. At December 31, 1996, an unrealized gain of $7.8 million, net of taxes of $5.7 million, related to these securities was held in shareholders' equity.

The Company had no trading securities at December 31, 1996.

For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

The following table shows the amortized cost of the Company's investment securities as of the dates indicated:
--------------------------------------------------------------------
At December 31,                               1996     1995     1994
--------------------------------------------------------------------
                                                (In thousands)
U.S. Treasury                             $272,896 $240,832 $279,014
U.S. Government agencies and corporations  201,656  248,964  275,221
States and political subdivisions          230,224  228,068  198,135
Asset backed securities                     94,336   83,636   37,162
Other securities                            81,367   58,079   40,785
--------------------------------------------------------------------
  Total                                   $880,479 $859,579 $830,317
====================================================================

The following table is a summary of the relative maturities and yields of the Company's investment securities as of December 31, 1996. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the book value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Held to Maturity
-------------------------------------------------------------------------------------------------------
                                     After one    After five
                          Within    but within    but within   After ten   Mortgage-
(Dollars in thousands)  one year    five years     ten years       years      backed    Other     Total
-------------------------------------------------------------------------------------------------------

U.S. Treasury                $--           $--           $--         $--         $--      $--       $--
     Interest rate            --%           --%           --%         --%         --%      --%       --%
U.S. Government agencies
 and corporations             --            --            --          --          --       --        --
     Interest rate            --%           --%           --%         --%         --%      --%       --%
States and political
  subdivisions               619         6,914        65,117      50,085          --       --    122,735
     Interest rate         10.69%         9.10%         8.09%       8.36%         --%      --%      8.27%
Asset-backed                  74           117            --          --          --       --        191
     Interest rate          5.26%         4.73%           --%         --%         --%      --%      4.94%
Other securities              --            --            --       3,157          --       --      3,157
     Interest rate            --%           --%           --%       5.86%         --%      --%      5.86%
--------------------------------------------------------------------------------------------------------
  Subtotal                   693         7,031        65,117      53,24           --       --    126,083
     Interest rate         10.11%         9.02%         8.09%      8.22%          --%      --%      8.20%
Mortgage Backed               --            --            --         --       71,345       --     71,345
     Interest rate            --%           --%           --%        --%        5.40%      --%      5.40%
--------------------------------------------------------------------------------------------------------
    Total                   $693        $7,031       $65,117    $53,242       $71,345     $--   $197,428
     Interest rate         10.11%         9.02%         8.09%      8.22%         5.40%     --%      7.19%
========================================================================================================

Available for Sale
-------------------------------------------------------------------------------------------------------
                                     After one    After five
                          Within    but within    but within   After ten   Mortgage-
(Dollars in thousands)  one year    five years     ten years       years      backed    Other     Total
-------------------------------------------------------------------------------------------------------
U.S. Treasury            $99,085      $173,811           $--         $--         $--      $--  $272,896
     Interest rate          5.11%         6.05%           --%         --%         --%      --%     5.71%
U.S. Government Agencies
  and Corporations        22,277        29,596            --          --          --       --    51,873
     Interest rate          5.96%         5.84%           --%         --%         --%      --%     5.89%
States and Political
  Subdivisions             4,143        15,487        27,953      59,906          --       --   107,489
     Interest rate          9.27%         9.12%         7.60%       8.18%         --%      --%     8.21%
Asset Backed                 607        60,605        32,933          --          --       --    94,145
     Interest rate          5.74%         6.00%         6.09%         --%         --%      --%     6.03%
Other                     33,116        25,990            --          --          --       --    59,106
     Interest rate          6.05%         6.13%           --%         --%         --%      --%     6.08%
-------------------------------------------------------------------------------------------------------
  Subtotal               159,228       305,489        60,886      59,906          --       --   585,509
     Interest rate          5.53%         6.18%         6.79%       8.18%         --%      --%     6.27%
Mortgage Backed               --            --            --          --      78,438       --    78,438
     Interest rate            --%           --%           --%         --%       5.77%      --%     5.77%
Other securities without
   set maturities             --            --            --          --          --   19,104    19,104
     Interest rate            --%           --%           --%         --%         --%    8.49%     8.49%
-------------------------------------------------------------------------------------------------------
    Total               $159,228      $305,489       $60,886     $59,906     $78,438  $19,104  $683,051
     Interest rate          5.53%         6.18%         6.79%       8.18%       5.77%    8.49%     6.28%
=======================================================================================================

Loan portfolio

The following table shows the composition of the loan portfolio of the Company by type of loan or type of borrower, on the dates indicated:

--------------------------------------------------------------------------------------------
At December 31,                 1996          1995          1994          1993          1992
--------------------------------------------------------------------------------------------
                                                   (In thousands)
Commercial and commercial
  real estate               $857,811      $816,422      $813,589      $812,630      $820,666
Real estate construction      40,090        54,181        73,492        76,330        99,924
Real estate residential      276,951       237,535       207,477       206,264       201,080
Consumer                     278,950       291,350       308,812       319,545       350,919
Unearned income               (9,565)      (12,248)      (16,381)      (15,801)      (18,899)
--------------------------------------------------------------------------------------------
Gross loans               $1,444,237    $1,387,240    $1,386,989    $1,398,968    $1,453,690
Reserve for loan losses      (34,919)      (33,508)      (32,450)      (30,045)      (29,254)
--------------------------------------------------------------------------------------------
Net loans                 $1,409,318    $1,353,732    $1,354,539    $1,368,923    $1,424,436
============================================================================================

Maturities and Sensitivities of Selected Loans to Changes in Interest
Rates

The following table shows the maturity distribution and interest rate sensitivity of commercial and real estate construction loans at December 31, 1996. Balances exclude loans to individuals
and residential mortgages totaling $546.3 million. These types of loans are typically paid in monthly installments over a number of years.
-----------------------------------------------------------------------------
                             Within        One to         After
                           One Year    Five Years    Five Years         Total
-----------------------------------------------------------------------------
                                     (In thousands)
Commercial and commercial
   real estate *           $494,886      $172,260      $190,665      $857,811
Real estate construction     37,542         2,548            --        40,090
-----------------------------------------------------------------------------
  Total                    $532,428      $174,808      $190,665      $897,901
=============================================================================

Loan with fixed
   interest rates           $41,195      $174,808      $190,665      $406,668
Loans with floating
   interest rates           491,233            --            --       491,233
-----------------------------------------------------------------------------
  Total                    $532,428      $174,808      $190,665      $897,901
=============================================================================
* Includes demand loans

Commitments and Lines of Credit

It is not the policy of the Company to issue formal commitments on lines of credit except to a limited number of well established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of Letters of Credit to facilitate the customer's particular business transactions. Commitment fees generally are not charged except where Letters of Credit are involved. Commitments and lines of credit typically mature within one year. For further information, see Note 13 to the consolidated financial statements.


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

The following is a summary of classified assets on the dates indicated:
-----------------------------------------------------------
At December 31,                          1996          1995
-----------------------------------------------------------
                                           (In millions)
Classified loans                        $32.0         $44.9
Other classified assets                   6.1           5.1
-----------------------------------------------------------
Total classified assets                 $38.1         $50.0
===========================================================

Classified loans at December 31, 1996 decreased $12.9 million or 29 percent to $32.0 million from December 31,1995, reflecting improvements in the borrowers' financial condition and satisfaction of debt. The improvement is primarily due to repayments and charge-offs of classified loans with real estate collateral. Other classified assets increased $1.0 million from the prior year, due to the net effect of new foreclosures on loan collateral, and sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned").

Non-performing assets

Non-performing assets include non-accrual loans, loans 90 or more days past due as to principal or interest and still accruing and other real estate owned. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. In addition, loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as "performing non-accrual" and are included in the total non-performing assets. Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate Management's doubt as to the full collectibility of both principal and interest and the loan is brought current. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any additional payments received after that point are recorded as interest income on a cash basis.

The following summarizes the Company's non-performing assets for the periods indicated:

----------------------------------------------------------------------------------
At December 31,                    1996     1995       1994       1993        1992
----------------------------------------------------------------------------------
                                                (In millions)
Performing non-accrual loans       $4.3     $2.4       $2.0       $1.9        $1.2
Non-performing non-accrual loans    3.3      7.5        8.3       13.9        36.2
----------------------------------------------------------------------------------
  Total non-accrual loans           7.6      9.9       10.3       15.8        37.4
Loans 90 or more days past due
   and still accruing               0.2      0.3        1.8        1.7         0.6
----------------------------------------------------------------------------------
  Total non-performing loans        7.8     10.2       12.1       17.5        38.0
Other real estate owned             6.1      5.1        8.0       14.0        18.6
----------------------------------------------------------------------------------
    Total non-performing assets   $13.9    $15.3      $20.1      $31.5       $56.6
==================================================================================
Reserve for loan losses as a percentage
   of non-performing loans          445%     329%       268%      172%         77%


Performing non-accrual loans increased $1.9 million to $4.3 million at December 31, 1996, while non-performing non-accrual loans decreased $4.2 million to $3.3 million at December 31, 1996, due to loan collections, write-downs, payoffs and sales. The increased other real estate owned balance during 1996 was due to higher foreclosure on loans with real estate collateral, net of write-downs and liquidations. The decreased other real estate owned balance during 1995 from 1994 was due to asset write-downs and liquidations.

The amount of gross interest income that would have been recorded for non-accrual loans for the year ended December 31, 1996, if all such loans had been current in accordance with their original terms while outstanding during the period was $705,000, compared to $817,000 and $1.2 million in 1995 and 1994, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made in 1996, 1995 and 1994 was $270,000, $237,000 and $413,000,
respectively. Cash payments received, which were applied against the book balance of performing and non-performing non-accrual loans outstanding at December 31, 1996, totaled $111,000, compared to $299,000 and $248,000 in 1995 and 1994, respectively.

Summary of Non-Accrual Loans

The following summarizes the Company's non-accrual loans for the periods indicated:
----------------------------------------------------------------------------
At December 31,                     1996    1995    1994      1993      1992
----------------------------------------------------------------------------
                                              (In thousands)
Performing non-accrual loans      $4,285  $2,464  $1,943    $1,927    $1,199
Non-performing non-accrual loans   3,334   7,486   8,347    13,852    36,182
----------------------------------------------------------------------------
  Total non-accrual loans          7,619   9,950  10,290    15,779    37,381
----------------------------------------------------------------------------
Performing non-accrual loans
  Commercial and commercial
    real estate                    4,285   1,367   1,761     1,198     1,125
  Real estate construction            --   1,097     156       729        --
  Real estate residential             --      --      --        --        74
  Consumer                            --      --      26        --        --
----------------------------------------------------------------------------
    Total performing
       non-accrual loans           4,285   2,464   1,943     1,927     1,199
----------------------------------------------------------------------------
Non-performing non-accrual loans
  Commercial and commercial
    real estate                    2,096   3,642   4,201     9,143    22,671
  Real estate construction           958   2,927   2,229     3,887    11,078
  Real estate residential            114     645   1,774       197     2,142
  Consumer                           166     272     143       625       291
----------------------------------------------------------------------------
    Total non-performing
       non-accrual loans           3,334   7,486   8,347    13,852    36,182
----------------------------------------------------------------------------
    Total non-accrual loans       $7,619  $9,950 $10,290   $15,779   $37,381
============================================================================

Management of the Company believes that, the Company's loan loss reserve of $34.9 million at December 31, 1996 was adequate to provide for losses that could be reasonably anticipated based upon specific conditions as determined by Management, credit loss experience, the amount of past due and non-performing loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The reserve is allocated to segments of the loan portfolio based in part on a quantitative analysis of historical credit loss experience. Criticized and classified loans balances are analyzed using a linear regression model or standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on those loans are delinquent. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future reserve levels.

Loan Loss Experience

The following table summarizes the Company's loan loss experience for the periods indicated:

-------------------------------------------------------------------------------------------------------
At December 31,                                  1996       1995        1994         1993          1992
-------------------------------------------------------------------------------------------------------
                                                                 (In thousands)
Total loans outstanding                    $1,444,237  $1,387,240  $1,386,989   $1,398,968   $1,453,690
Average loans outstanding during
  the period                                1,402,007   1,369,663   1,363,109    1,410,485    1,471,777
Analysis of the reserve:
  Balance, beginning of period                $33,508     $32,450     $30,045      $29,254      $28,111
  Credit losses:
    Commercial and commercial real estate      (3,207)     (3,033)     (4,004)      (6,469)      (5,286)
    Real estate construction                     (301)     (1,292)       (750)      (2,274)      (1,657)
    Real estate residential                       (28)       (167)         --         (114)         (80)
    Consumer                                   (2,392)     (2,278)     (2,663)      (2,657)      (3,178)
-------------------------------------------------------------------------------------------------------
     Total                                     (5,928)     (6,770)     (7,417)     (11,514)     (10,201)
-------------------------------------------------------------------------------------------------------
  Credit loss recoveries:
    Commercial and commercial real estate       1,797       1,117       1,088         1,193       1,360
    Real estate construction                       44           3          65            --          --
    Real estate residential                        --          --          --             5          18
    Consumer                                      923       1,113       1,249         1,210       1,556
-------------------------------------------------------------------------------------------------------
     Total                                      2,764       2,233       2,402         2,408       2,934
-------------------------------------------------------------------------------------------------------
     Net credit losses                         (3,164)     (4,537)     (5,015)       (9,106)     (7,267)
     Sale of Sonoma Valley Bank                    --          --          --          (684)         --
   Additions to the reserve charged
     to operating expense                       4,575       5,595       7,420        10,581       8,410
-------------------------------------------------------------------------------------------------------
  Balance, end of period                      $34,919     $33,508     $32,450       $30,045     $29,254
=======================================================================================================
Net credit losses to average loans               0.23%       0.33%       0.37%         0.65%       0.49%
Reserve for loans losses as a
  percentage of loans outstanding                2.42%       2.42%       2.34%         2.15%       2.01%


Allocation of the Loan Loss Reserve

The following table presents the allocation of the loan loss reserve balance on the dates indicated:

----------------------------------------------------------------------
At December 31,                      1996                  1995
----------------------------------------------------------------------
                       Allocation    Loans as   Allocation    Loans as
                               of  Percent of           of  Percent of
                          Reserve       Total      Reserve      Total
                          Balance       Loans      Balance      Loans
-----------------------------------------------------------------------
Dollars in thousands)

Commercial                $13,629      59.4%       $13,519      58.9%
Real estate construction    2,326       2.8%         3,586       3.9%
Real estate residential        66      19.2%            57      17.1%
Consumer                    3,315      18.6%         3,588      20.1%
Unallocated portion
 of the reserve            15,583                   12,758
---------------------------------------------------------------------
Total                     $34,919     100.0%       $33,508     100.0%
=====================================================================




---------------------------------------------------------------------
At December 31,                   1994                        1993
---------------------------------------------------------------------
                       Allocation    Loans as   Allocation    Loans as
                               of  Percent of           of  Percent of
                          Reserve       Total      Reserve      Total
                          Balance       Loans      Balance      Loans
-----------------------------------------------------------------------
Dollars in thousands)

Commercial                $11,596       58.6%      $15,454       58.1%
Real estate construction    2,108        5.3%        2,592        5.5%
Real estate residential        47       15.0%           85       14.7%
Consumer                    3,765       21.1%        3,921       21.7%
Unallocated portion
 of the reserve           14,934                     7,993
----------------------------------------------------------------------
Total                    $32,450       100.0%      $30,045      100.0%
======================================================================

-----------------------------------------------------------------
At December 31,                                   1992
-----------------------------------------------------------------
                                         Allocation      Loans as
                                                 of    Percent of
                                            Reserve         Total
(Dollars in thousands)                      Balance         Loans
-----------------------------------------------------------------
Commercial                                  $16,610          56.5%
Real estate construction                        964           6.9%
Real estate residential                         545          13.8%
Consumer                                      3,872          22.8%
Unallocated portion of the reserve            7,263
-----------------------------------------------------------------
Total                                       $29,254         100.0%
=================================================================

The decrease in the allocation of construction loans from December 1995 to December 1996 is primarily due to fluctuations in the balance of criticized loans. The increase in the allocation to commercial loans from December 1994 to December 1995 is primarily due to the inclusion of reserves allocated to certain loans acquired through the Company's 1995 mergers. The unallocated component includes Management's judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is considered impaired when, based on current information and events, it is "probable" that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (I) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 as amended by SFAS 118 does not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment.

In measuring impairment, the Company reviews all impaired commercial and construction loans classified "Substandard" and "Doubtful" that meet materiality thresholds of $250,000 and $100,000, respectively. All "Loss" classified loans are fully reserved under the Company's standard loan loss reserve methodology. The Company considers classified loans below the established thresholds to represent immaterial loss risk. Commercial and construction loans that are not classified, and large groups of smaller-balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company's standard loan loss reserve methodology and are, therefore, excluded from the provisions of SFAS 114. The Company generally identifies loans as impaired when such loans are in non-accrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan.

The following summarizes the Company's impaired loans for the periods indicated:
-----------------------------------------------------------
At December 31,                          1996          1995
-----------------------------------------------------------
(In thousands)

Non-accrual loans                      $7,619        $9,950
Other                                   3,785           251
-----------------------------------------------------------
Total impaired loans                  $11,404       $10,201
===========================================================

Specific reserves                      $1,184          $850
===========================================================

The $3.5 million increase in loans classified as impaired as of December 31, 1996, other than non-accrual loans, is due to the addition of two commercial real estate loans, included in classified loan balances, with collateral exposure as to which Management has doubt concerning whether the Company will be able to collect all amounts due according to the original contractual agreements. The average balances of the Company's impaired loans for the year ended December 31, 1996 was $11.0 million compared to $10.3 million in 1995. In general, the Company does not recognize any interest income on trouble debt restructurings or loans that are classified as non-accrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.


Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than ten percent, even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicated that the mix of interest rate sensitive assets and liabilities at December
31, 1996 would not result in a fluctuation of net interest income exceeding 10 percent.

The Company considers various methods of interest rate risk management including interest rate swaps, utilized to hedge the impact of interest rate fluctuations on interest-bearing assets and liabilities in the current interest rate environment. Interest rate swaps are agreements to exchange interest payments computed on notional amounts, which are used as a basis for the calculations only and do not represent exposure to risk for the Company. The risk to the Company is associated with fluctuations of interest rates and with the counterparty's ability to meet its interest payment obligations. The Company minimizes this credit risk by entering into contracts with well-capitalized money-center banks and by requiring settlement of only the net difference between the exchanged interest payments. At December 31, 1996 and 1995, no interest rate swap contracts were outstanding. During August 1995, two contracts, with notional amounts totaling $60.0 million expired. The Company paid a variable rate based on three-month LIBOR and received an average fixed rate of 4.11 percent.

During 1994, the Company was engaged in four interest rate swaps, with notional amounts totaling $110.0 million. Two swaps, with notional amounts totaling $50.0 million expired in November and December, 1994. The effect of entering into these contracts resulted in reductions of net interest income of $763,000 and $604,000 in 1995 and 1994, respectively.


Interest Rate Sensitivity Analysis

The following table summarizes the interest sensitivity gaps inherent in the Company's asset and liability portfolios at December 31, 1996:

----------------------------------------------------------------------------------------------------
                     Repricing within:
                     -----------------
                         0-30     31-90      91-180      181-365     Over One     Non-
(In millions)            Days      Days        Days         Days         Year     Repricing    Total
----------------------------------------------------------------------------------------------------
Assets
  Investment securities   $88       $70        $80           $92         $547          $17      $894
  Loans                   601        57         68            86          632           --     1,444
  Other assets             --        --         --            --           --          210       210
----------------------------------------------------------------------------------------------------
 Total assets            $689      $127       $148          $178       $1,179         $227    $2,548
----------------------------------------------------------------------------------------------------
Liabilities
  Non-interest bearing    $--       $--        $--           $--          $--         $515      $515
  Interest bearing:
    Transaction           379        --         --            --           --           --       379
    Money market savings   38        71        106           211           --           --       426
    Passbook savings      253        --         --            --           --           --       253
    Time                  155       114        106            70           63           --       508
Short-term borrowings     161        --         --            --           --           --       161
Long-term debt             --        --         --            --           43           --        43
Other liabilities          --        --         --            --           --           24        24
Shareholders' equity       --        --         --            --           --          239       239
----------------------------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity   $986      $185       $212          $281         $106         $778    $2,548
----------------------------------------------------------------------------------------------------
Net liabilities) assets
  subject to repricing  ($297)     ($58)      ($64)        ($103)      $1,073       ($551)
-----------------------------------------------------------------------------------------
Cumulative net (liabilities)
  assets subject
  to repricing          ($297)    ($355)     ($419)        ($522)        $551         $--
=========================================================================================

The repricing terms of the table above do not represent contractual principal maturity, but rather principal cash flows available for repricing. The interest rate sensitivity report shown above categorizes interest-bearing transaction deposits and savings deposits as repricing within 30 days. However, it is the experience of Management that the historical interest rate volatility of these interest-bearing transaction and savings deposits can be similar to liabilities with longer repricing dates, depending on market conditions. Moreover, the degree to which these interest-bearing transaction and savings deposits respond to changes in money market rates usually is less than the response of interest rate sensitive loans. These factors cause the cumulative net liability position shown above to indicate a much greater degree of liability sensitivity than Management believes really exists based on the additional analysis previously discussed.


Liquidity

The principal sources of asset liquidity are marketable investment and money market securities available for sale. At December 31, 1996, investment securities available for sale totaled $696.6 million.

Changing the pattern from the last two years, gross loan balances grew $64.6 million from 1995, compared to more moderate increases of $6.7 million and $20.7 million in 1995 and 1994, respectively. These increases were in part funded by the cash generated by financing activities represented, in 1996, by a $31.9 million increase in deposits and the issuance of $22.5 million of the Company's Senior Notes, partially offset by a decrease of $14.5 million in purchased funds. These compare with decreases in deposits of $22.2 million and $38.3 million during 1995 and 1994, respectively, and reductions of $5.5 million and $10.8 million in long-term notes payable for the same periods, offset by $40.2 million and $59.1 million increases in purchased funds for 1995 and 1994, respectively. Cash provided by financing activities was also used to fund the investment securities portfolio which increased $13.4 million in 1996 and $29.3 million and $27.4 million in 1995 and 1994, respectively.

The Company generates significant liquidity from its operating activities. The Company's profitability in 1996, 1995 and 1994 generated cash flows provided by operations of $43.3 million, $40.1 million and $64.7 million, respectively.

It is the intention of the Company to continue to increase loan volume without jeopardizing credit quality. Management of the Company anticipates the Company will increase its cash levels through the end of 1997 mainly through increased profitability and retained earnings, although some adverse impacton the Company's results of operations is expected to occur during the calendar quarter in which its acquisition of ValliCorp Holdings, Inc. closes due to merger related costs. For the same period, it is anticipated that the investment securities portfolio and demand for loans will continue to moderately increase. Growth in deposit balances is expected by Management to follow the anticipated growth in loan and investment balances through the end of 1997.


Acquisition

As discussed in Note 19 to the consolidated financial statements, on November 11, 1996, the Company entered into a definitive agreement to acquire by merger with ValliCorp Holdings, Inc. It is expected that this merger will be consummated in the second quarter of 1997 and accounted for according to the pooling-of-interests method.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which increased $15.0 million or 7 percent from the previous year end and increased $34.3 million or 17 percent from December 31, 1994. The ratio of total risk-based capital to risk-adjusted assets was 14.96 percent at December 31, 1996, compared to 15.18 percent at December 31, 1995. Tier I risk-based capital to risk-adjusted assets was
12.61 percent at December 31, 1996, compared to 12.77 percent at December 31, 1995.

Capital to Risk-Adjusted Assets
----------------------------------------------------
                                             Minimum
                                          Regulatory
                                             Capital
At December 31,     1996          1995  Requirements
---------------------------------------------------
Tier I Capital    12.61%        12.77%         4.00%
Total Capital     14.96%        15.18%         8.00%
Leverage ratio     9.20%         9.09%         4.00%
===================================================

The risk-based capital ratios declined in 1996 as the increase in total assets outpaced the growth in equity. In addition, the level of risk-adjusted assets increased, as loan growth exceeded the growth in investment securities. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized". Beginning in 1994, the the Company commenced to repurchase shares of its common stock from time to time, subject to appropriate regulatory and other accounting requirements. These purchases were made periodically in the open market and reduced the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements. During 1996, the Company acquired a total of 402,600 shares of its common stock on the open market, compared to 240,450 in 1995 and 31,000 in 1994.


Financial Ratios

The following table shows key financial ratios for the periods indicated:
-----------------------------------------------------------------
At December 31,                             1996     1995    1994
-----------------------------------------------------------------
Return on average total assets              1.52%    1.30%   1.13%
Return on average shareholders' equity 16.79% 14.61% 14.13% Average shareholders' equity as a percent of:
    Average total assets                    9.04%    8.89%   7.98%
    Average total loans                    16.04%   15.69%  14.36%
    Average total deposits                 11.15%   10.69%   9.41%
Dividend payout ratio                      24.00%   24.00%  23.00%


Deposit categories

The following table summarizes the Company's deposit categories for the periods indicated:

----------------------------------------------------------------------------------------
                                   1996                    1995              1994
                             ------------------      ----------------    ----------------
                                     Percentage            Percentage          Percentage
                                        of total              of total           of total
(Dollars in thousands)         Amount   deposits     Amount   deposits   Amount  deposits
------------------------------------------------------------------------------------------
Non-interest bearing demand   $515,451    24.8%     $497,489   24.2%    $472,301  22.8%
Interest bearing:
  Transaction                   379,468   18.2       356,099   17.4      357,682  17.3
  Savings                       678,779   32.6       716,871   35.0      784,933  37.9
  Time less than $100,000       300,398   14.4       309,312   15.1      319,623  15.4
  Time $100,000 or more         207,300   10.0       169,750    8.3      137,153   6.6
---------------------------------------------------------------------------------------
Total                        $2,081,396  100.0%   $2,049,521  100.0%  $2,071,692  100.0
=======================================================================================

The decline in total deposits in 1995 compared to 1994 is due to a combination of factors including the run-off of balances after the 1995 Mergers. Due to aggressive policies in place, the Company was able to increase its deposit totals to an all-time high of $2,081 million, representing an increase of $32 million or two percent over prior year.

The following table sets forth, by time remaining to maturity, the Company's domestic time deposits in amounts of $100,000 or more:
-----------------------------------------------------------
(In thousands)
At December 31,                                        1996
-----------------------------------------------------------
Three months or less                               $148,641
Over three through six months                        31,143
Over six through twelve months                       20,718
Over twelve months                                    6,798
-----------------------------------------------------------
  Total                                            $207,300
===========================================================


Short Term Borrowings

The following table sets forth the short-term borrowings of the Company for the periods indicated:
------------------------------------------------------------------
At December 31,                     1996        1995          1994
------------------------------------------------------------------
                                            (In thousands)
Federal funds purchased              $--     $45,000        $1,300
Other borrowing funds:
  Retail repurchased agreements  112,594      91,622       114,340
  Other                           48,553      39,000        19,786
------------------------------------------------------------------
Total other borrowing funds      161,147     130,622       134,126
------------------------------------------------------------------
    Total funds purchased       $161,147    $175,622      $135,426
==================================================================

Further detail of the other borrowed funds are as follows:
--------------------------------------------------------------
                                1996         1995         1994
--------------------------------------------------------------
                                (In thousands)
Outstanding:
  Average for the year       $172,808    $140,083    $122,236
  Maximum during the year     217,589     154,022     173,201
Interest rates:
  Average for the year           5.05%       5.57%       4.09%
  Average at period end          4.90%       5.31%       5.11%


Non-Interest Income

Components of Non-Interest Income
------------------------------------------------------------------
(In millions)                     1996          1995          1994
------------------------------------------------------------------
Deposit account fees             $12.8         $12.7         $12.9
Credit card merchant fees          2.7           2.4           2.4
Mortgage banking income            1.3           1.5           4.3
Financial services commissions     0.8           0.6           0.7
Trust fees                         0.4           0.6           0.8
Other income                       4.0           3.7           4.9
------------------------------------------------------------------
    Total                        $22.0         $21.5         $26.0
==================================================================

Non-interest income was $22.0 million in 1996, $500,000 higher than 1995. Credit card merchant fees and financial services commissions were approximately $300,000 and $200,000, respectively, higher than prior year due to increased volume of activity. Deposit account fees were $100,000 higher than 1995. Partially offsetting these increases, mortgage banking income was $200,000 lower than 1995, due to reduced servicing income and trust fees were $200,000 lower than prior year. Non-interest income was $21.5 million in 1995, $4.5 million lower than 1994. Lower mortgage banking income due to reduced refinancing volumes resulting in lower income from sales of loans, lower deposit account fees and lower trust fees, account for the majority of the decrease.


Non-Interest Expense

Components of Non-Interest Expense
-----------------------------------------------------------
(In millions)                    1996       1995       1994
-----------------------------------------------------------
Salaries                        $29.5      $32.6      $36.4
Other personnel benefits          8.7        8.6        8.7
Occupancy                        10.3       10.7       10.6
Equipment                         5.5        6.3        6.1
Data processing                   4.0        4.2        4.5
Professional fees                 2.5        3.9        4.1
FDIC insurance assessment          --        2.4        4.7
Stationery and supplies           1.6        1.6        1.7
Advertising and public relations  1.4        1.6        1.6
Loan expense                      1.2        1.1        3.0
Operational losses                0.8        1.0        1.3
Merchant credit card              0.8        0.8        0.9
Insurance                         0.6        1.0        0.9
Other real estate owned           0.4        0.9        0.6
Other expense                     8.3        9.6        9.2
-----------------------------------------------------------
    Total                       $75.6      $86.3      $94.3
===========================================================
Average full-time
 equivalent staff                825        898       1,024
Average assets per full-time
 equivalent staff(In millions) $3.02      $2.69       $2.40
===========================================================

Non-interest expense decreased $10.7 million or 12 percent in 1996 compared to 1995. Lower expense in 1996 is due to one-time costs, included in 1995, related to merger activity in that year and the Company's continuing efforts to realize efficiencies through streamlining and consolidation of operations and strict cost controls. These were the major reasons for the decreases in almost all non-interest expense categories, including $3.0 million lower employee-related costs, a $1.4 million reduction in professional fees, $1.2 million lower occupancy and equipment expenses, $500,000 lower other real estate owned costs, $400,000 lower insurance expense and $200,000, each, lower data processing costs, advertising and public relations expenses and operational losses. In addition, the Company benefited from the elimination of FDIC premiums, contributing $2.4 million to the total decrease in non-interest expense from 1995.

Non-interest expense decreased $8.0 million or 8 percent in 1995 compared with 1994. Lower expenses in 1995 reflect the Company's improved efficiency and exercise of cost controls, plus the effect of consolidating operations after the 1995 merger activity. The combination of these effects is the main reason for the $3.9 million decrease in personnel related expenses, $1.9 million reduction in loan related expenses, and other reductions in most non-interest expense categories. In addition, a $2.3 million reduction in FDIC insurance expense, resulting from reduced premiums, contributed to the overall year-to-year decreases.

The ratio of average assets per full-time equivalent staff was $3.0 million in 1996 compared to $2.7 million and $2.4 million in 1995 and 1994, respectively. The Company's strategy to improve efficiency and consolidate operations after merger activity can be seen in the reduction of the average number of full-time equivalent staff from 1,024 in 1994 to 898 and 825 in 1995 and 1996, respectively.


Provision for Income Tax

The provision for income tax increased by $3.5 million in 1996 mainly as a direct result of higher pretax income partially offset by an increase in tax-exempt interest income from municipal securities. The 1996 provision of $17.4 million reflects an effective tax rate of 31.6 percent compared to provisions of $14.0 million in 1995 and $12.8 million in 1994, reflecting effective tax rates of 30.8 percent and 31.7 percent, respectively.


ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements                                  Page
                                                               ----

Consolidated Balance Sheets as of December 31, 1996 and 1995     57

Consolidated Statements of Income for the years ended
December 31, 1996, 1995 and 1994                                 58

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1996, 1995 and 1994      59

Consolidated Statements of Cash Flows for the years
ended December 31, 1996, 1995 and 1994                           60

Notes to consolidated financial statements                       61

Independent Auditors' Report                                     90

Management's letter of Financial Responsibility                  93



WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
------------------------------------------------------------------------
Balances as of  December 31,                          1996          1995
------------------------------------------------------------------------
ASSETS
Cash and cash equivalents (Note 16)               $149,429      $182,133
Money market assets                                    250           250
Investment securities
  available for sale (Note 2)                      696,610       620,337
Investment securities held to maturity;
  market values of $199,872 in 1996 and
  $244,303 in 1995 (Note 2)                        197,428       242,175
Loans, net of reserve for loan losses of:
   $34,919 in 1996 and $33,508 in 1995
   (Notes 3, 4 and 15)                           1,409,318     1,353,732
Other real estate owned                              6,091         5,103
Premises and equipment, net (Notes 5 and 6)         34,895        26,625
Interest receivable and other assets (Note 9)       54,466        60,589
------------------------------------------------------------------------
         Total assets                           $2,548,487    $2,490,944
========================================================================


LIABILITIES
Deposits:
  Non-interest bearing                            $515,451      $497,489
  Interest bearing:
    Transaction                                    379,468       356,099
    Savings                                        678,779       716,871
    Time (Notes 2 and 6)                           507,698       479,062
------------------------------------------------------------------------
    Total deposits                               2,081,396     2,049,521
Funds purchased (Note 6)                           161,147       175,622
Liability for interest, taxes
 and other expenses (Note 9)                        24,498        21,864
Notes and mortgages payable (Note 6)                42,500        20,000
------------------------------------------------------------------------
      Total liabilities                          2,309,541     2,267,007
------------------------------------------------------------------------
Commitments and contingent
  liabilities (Notes 4, 12 and 13)
SHAREHOLDERS' EQUITY (Notes 7 and 16)
Common stock (no par value)
  Authorized - 50,000 shares
  Issued and outstanding -
     9,435 in 1996 and 9,793 in 1995                93,558        94,786
Unrealized gain on securities
  available for sale, net of taxes                   7,817         1,691
Retained earnings                                  137,571       127,460
------------------------------------------------------------------------
      Total shareholders' equity                   238,946       223,937
------------------------------------------------------------------------
         Total liabilities
          and shareholders' equity              $2,548,487    $2,490,944
========================================================================

See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
-------------------------------------------------------------------------
For the years ended December 31,         1996          1995          1994
-------------------------------------------------------------------------
INTEREST INCOME
Loans                                $124,838      $128,264      $120,115
Money market assets and funds sold         --           276         1,367
Investment securities available for sale
    Taxable                            31,249        12,551        10,446
    Non-taxable                         6,253           270           174
Investment securities held to maturity
    Taxable                             5,563        21,797        24,678
    Non-taxable                         6,362        11,219         9,314
-------------------------------------------------------------------------
    Total interest income             174,265       174,377       166,094

INTEREST EXPENSE
Transaction deposits                    4,330         3,802         3,669
Savings deposits                       19,089        20,716        20,003
Time deposits (Note 6)                 25,142        23,961        18,295
Funds purchased (Note 6)                9,528         8,403         5,281
Notes and mortgages payable (Note 6)    2,828         1,730         2,612
-------------------------------------------------------------------------
    Total interest expense             60,917        58,612        49,860
-------------------------------------------------------------------------
NET INTEREST INCOME                   113,348       115,765       116,234
Provision for loan losses (Note 3)      4,575         5,595         7,420
-------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES            108,773       110,170       108,814

NON-INTEREST INCOME
Service charges on deposit accounts    12,847        12,734        12,948
Merchant credit card                    2,657         2,422         2,401
Mortgage banking                        1,290         1,479         4,270
Financial services commissions            788           611           673
Trust fees                                386           615           751
Net investment securities gain (loss)      29            19           (60)
Other                                   4,046         3,653         5,016
-------------------------------------------------------------------------
    Total non-interest income          22,043        21,533        25,999

NON-INTEREST EXPENSE
Salaries and related
  benefits (Note 14)                   38,171        41,171        45,106
Occupancy (Notes 5 and 12)             10,313        10,684        10,632
Equipment (Notes 5 and 12)              5,471         6,255         6,149
Data processing                         4,027         4,239         4,466
Professional fees                       2,451         3,905         4,079
FDIC insurance assessment                  16         2,375         4,683
Other real estate owned                   425           890           623
Other                                  14,753        16,821        18,603
-------------------------------------------------------------------------
    Total non-interest expense         75,627        86,340        94,341
-------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES             55,189        45,363        40,472
 Provision for income taxes (Note 9)   17,449        13,979        12,810
-------------------------------------------------------------------------
NET INCOME                            $37,740       $31,384       $27,662
=========================================================================

Average common shares outstanding       9,613         9,877         9,916

PER SHARE DATA (Notes 7 and 19)
Net income                              $3.93         $3.18         $2.79
Dividends declared                       0.95          0.77          0.64

See accompanying notes to consolidated financial statements.








WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

-------------------------------------------------------------------------------------
                                              Unrealized
                                              Gain (Loss)
                                            on Securities
                                                Available      Retained
                               Common Stock      for Sale      Earnings         Total
-------------------------------------------------------------------------------------
December 31, 1993                  $92,943        $2,434       $93,267      $188,644
Net income for the year                  -             -        27,662        27,662
Stock issued                         1,242             -             -         1,242
Purchase and retirement of stock      (556)            -        (1,932)       (2,488)
Dividends                                -             -        (5,695)       (5,695)
Unrealized loss on securities
  available for sale                     -        (4,704)            -        (4,704)
------------------------------------------------------------------------------------
December 31, 1994                  $93,629       ($2,270)     $113,302      $204,661

Net income for the year                  -             -        31,384        31,384
Stock issued                         3,797             -             -         3,797
Purchase and retirement of stock    (2,640)            -        (9,701)      (12,341)
Dividends                                -             -        (7,489)       (7,489)
Cash in lieu of fractional shares        -             -           (36)          (36)
Unrealized loss on securities
  available for sale                     -         3,961             -         3,961
------------------------------------------------------------------------------------
December 31, 1995                  $94,786        $1,691      $127,460      $223,937

Net income for the year                  -             -        37,740        37,740
Stock issued                         2,575             -             -         2,575
Purchase and retirement of stock    (3,803)            -       (18,546)      (22,349)
Dividends                                -             -        (9,083)       (9,083)
Unrealized loss on securities
  available for sale                     -         6,126             -         6,126
------------------------------------------------------------------------------------
December 31, 1996                  $93,558        $7,817      $137,571      $238,946
====================================================================================

See accompanying notes to consolidated financial statements.













WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

----------------------------------------------------------------------------------------------
For the years ended December 31,                              1996          1995          1994
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $37,740       $31,384       $27,662
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                              4,062         4,731         5,231
  Loan loss provision                                        4,575         5,595         7,420
  Amortization of deferred net loan fees                    (1,105)       (1,858)       (1,143)
  Increase in interest income receivable                      (821)       (1,170)       (1,379)
  (Increase) decrease in other assets                       (2,053)        2,438        (1,871)
  Decrease in income taxes payable                          (1,224)       (2,129)       (1,228)
  Increase in interest expense payable                         559            82           469
  Increase (decrease) in other liabilities                     299        (1,413)        1,428
  Net (gain) loss on sales of investment securities            (29)          (19)           60
  Loss on sales/write down of equipment                        212         1,586           179
  Originations of loans for resale                          (7,089)       (8,920)     (134,221)
  Proceeds from sale of loans originated for resale          7,905         9,254       161,887
  (Gain) loss on sale of property acquired in
     satisfaction of debt                                     (173)           27           175
  Write down on property acquired in satisfaction of debt      454           513             3
  Net purchases of trading securities                           --            --            10
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                   43,312        40,101        64,682

INVESTING ACTIVITIES
Net disbursements of loans                                 (63,544)       (4,878)      (19,559)
Purchases of investment securities available for sale     (289,505)     (140,160)     (110,944)
Purchases of investment securities held to maturity        (26,448)      (52,928)     (412,652)
Purchases of property, plant and equipment                 (14,225)       (3,662)       (3,327)
Proceeds from maturity of securities available for sale    188,921        66,621        45,498
Proceeds from maturity of securities held to maturity       71,199        91,592       346,380
Proceeds from sale of securities available for sale         42,459         4,310       104,294
Proceeds from sale of securities held to maturity               --         1,316            --
Proceeds from sale of property, plant and equipment          1,681            52            --
Proceeds from property acquired in satisfaction of debt      2,403         2,380         5,815
----------------------------------------------------------------------------------------------
Net cash used in investing activities                      (87,059)      (35,357)      (44,495)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                         31,875       (22,171)      (38,339)
Net (decrease) increase in fed funds purchased             (14,475)       40,196        59,128
Additions (reductions) in notes and mortgages payable       22,500        (5,524)      (10,828)
Issuance of shares of common stock                           2,575         3,797         1,242
Cash in lieu of fractional shares                               --           (36)           --
Retirement of common stock                                 (22,349)      (12,341)       (2,488)
Dividends                                                   (9,083)       (7,489)       (5,695)
----------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         11,043        (3,568)        3,020
----------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (32,704)        1,176        23,207
Cash and cash equivalents at beginning of year             182,133       180,957       157,750
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $149,429      $182,133      $180,957
==============================================================================================

Supplemental disclosure of non-cash activities
  Loans transferred to other real estate owned              $3,672        $4,095        $4,474
  Transfer of securities from held to maturity to
      to available for sale                                     --       329,357            --
  Unrealized gain (loss) on securities available for sale,
      net of taxes                                           6,126         3,961        (4,704)
Supplemental disclosure of cash flow activity
  Interest paid for the period                              58,205        58,581        50,156
  Income tax payments for the period                        18,286        15,394        14,016


See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION

Note 1: Business and Accounting Policies

Westamerica Bancorporation, a registered bank holding Company (the "Company"), provides a full range of banking services to individual and corporate customers in Northern California through its subsidiary banks, Westamerica Bank and Bank of Lake County (the "Banks"). The Banks are subject to competition from other financial institutions and to the regulations of certain agencies and undergo periodic examinations by those regulatory authorities. During April 1996, the Company merged one of its subsidiary banks, Napa Valley Bank with and into Westamerica Bank, its largest subsidiary.

Summary of Significant Accounting Policies
The consolidated financial statements are prepared in conformity with generally accepted accounting principles and general practices within the banking industry. The following is a summary of significant policies used in the preparation of the accompanying financial statements. In preparing the financial statements, Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the disclosure of income and expenses for the periods presented in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation. The financial statements include the accounts of the Company, and all the Company's subsidiaries which include the Banks, Community Banker Services Corporation and Subsidiary, Westcore and Westamerica Commercial Credit Inc., a newly formed company which is engaged in financing accounts receivable and inventory lines of credit and term business loans. Significant intercompany transactions have been eliminated in consolidation. The statements of income, changes in shareholders' equity and cash flows and the related footnotes herein for the year ended December 31, 1994, have been restated to reflect the mergers with PV Financial on January 31, 1995, CapitolBank Sacramento on June 6, 1995 and North Bay Bancorp on July 17, 1995, all on a pooling-of-interests basis.


Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of interest rate volatility.

Securities. Investment securities consist of securities of the U.S. Treasury, federal agencies, states, counties and municipalities, and mortgage-backed, corporate debt and equity securities. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Securities not included in trading or held to maturity are classified as available for sale. Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of shareholders' equity until realized. Unrealized gains and losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders' equity. The unrealized gains and losses included in the separate component of shareholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premiums or discounts on the associated security.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary, results in a charge to earnings and the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale or held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans and Reserve for Loan Losses. The reserve for loan losses is a combination of specific and general reserves available to absorb estimated future losses throughout the loan portfolio and is maintained at a level considered adequate to provide for such losses. Credit reviews of the loan portfolio, designed to identify problem loans and to monitor these estimates, are conducted continually, taking into consideration market conditions, current and anticipated developments applicable to the borrowers and the economy, and the results of recent examinations by regulatory agencies. Management approves the conclusions resulting from credit reviews. Ultimate losses may vary from current estimates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's reserve for possible loan losses. Such agencies may require the Company to recognize additions to the reserve based on their judgment of information available to them at the time of their examination.

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

Other Real Estate Owned. Other real estate owned is comprised of property acquired through foreclosure proceedings or acceptances of deeds-in-lieu of foreclosure. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the reserve for loan losses. Other real estate owned is recorded at the lower of the related loan balance or fair value of the collateral, generally based upon an independent property appraisal, less estimated disposition costs. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Subsequent losses incurred due to the declines in annual independent property appraisals are recognized as non-interest expense. Routine holding costs, such as property taxes, insurance, maintenance and losses from sales and dispositions are recognized as non-interest expense.

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

Impairment of Long-Lived Assets. In 1995, the Financial Accounting Standard Board ("FASB") issued the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under the provisions of SFAS
121, long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company adopted the provisions of SFAS
121 on January 1, 1996. The adoption of SFAS 121 did not have any effect on the Company's financial statements as currently presented.

Interest Rate Swap Agreements. The Company uses interest rate swap agreements as an asset/liability management strategy to reduce interest rate risk. These agreements are exchanges of fixed and variable interest payments based on a notional principal amount. The primary risk associated with swaps is the exposure to movements in interest rates and the ability of the counterparties to meet the terms of the contracts. The Company controls the credit risk of these agreements through dealing with reputable parties, credit approvals, limits and monitoring procedures. The Company is not a dealer but an end user of these instruments and does not use them for trading purposes.
As a hedging mechanism, the differential to be paid or received on such agreements is recognized over the life of the agreements. Payments made and/or received in connection with early termination of interest rate swap agreements are recognized over the remaining term of the swap agreement.

Earnings Per Share. Earnings per share amounts are computed on the basis of the weighted average of common and common equivalent shares outstanding during each of the years. Fully diluted earnings per share approximated primary earnings per share in each of the years in the three-year period ended December 31, 1996.

Accounting for Stock-Based Compensation. Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant generally if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which permits the Company to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows the Company to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS 123.

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

Certain amounts in prior years' financial statements have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.


Note 2: Investment Securities

An analysis of the available-for-sale investment securities portfolio as of December 31, 1996, follows:

---------------------------------------------------------------------------------------
                                                   Gross         Gross     Estimated
                                 Amortized    Unrealized    Unrealized        Market
(In thousands)                        Cost         Gains        Losses         Value
---------------------------------------------------------------------------------------
U.S. Treasury securities          $272,896          $982         ($404)     $273,474
Securities of U.S. Government
  agencies and corporations        130,311           170          (454)      130,027
Obligations of States and
  political subdivisions           107,489         2,197          (463)      109,223
Asset-backed securities             94,145           189           (52)       94,282
Other securities                    78,210        11,420           (26)       89,604
------------------------------------------------------------------------------------
Total                             $683,051       $14,958       ($1,399)     $696,610
====================================================================================

An analysis of the held-to-maturity investment securities portfolio as of December 31, 1996, follows:

------------------------------------------------------------------------------------
                                                   Gross         Gross     Estimated
                                 Amortized    Unrealized    Unrealized        Market
(In thousands)                        Cost         Gains        Losses         Value
------------------------------------------------------------------------------------
U.S. Treasury securities               $--           $--           $--           $--
Securities of U.S. Government
  agencies and corporations         71,345           371          (544)       71,172
Obligations of States and
  political subdivisions           122,735         3,081          (464)      125,352
Asset-backed securities                191            --            --           191
Other securities                     3,157            --            --         3,157
------------------------------------------------------------------------------------
Total                             $197,428        $3,452       ($1,008)     $199,872
====================================================================================


An analysis of the available-for-sale investment securities portfolio as of December 31, 1995, follows:

------------------------------------------------------------------------------------
                                                   Gross         Gross     Estimated
                                 Amortized    Unrealized    Unrealized        Market
(In thousands)                        Cost         Gains        Losses         Value
------------------------------------------------------------------------------------
U.S. Treasury securities          $240,832          $992         ($595)     $241,229
Securities of U.S. Government
 agencies and corporations         123,902           177          (762)      123,317
Obligations of States and
  political subdivisions           118,314         2,636          (580)      120,370
Asset-backed securities             80,372           624           (73)       80,923
Other securities                    53,984           549           (35)       54,498
------------------------------------------------------------------------------------
Total                             $617,404        $4,978       ($2,045)     $620,337
====================================================================================

An analysis of the held-to-maturity investment securities portfolio as of December 31, 1995, follows:

------------------------------------------------------------------------------------
                                                   Gross         Gross     Estimated
                                 Amortized    Unrealized    Unrealized        Market
(In thousands)                        Cost         Gains        Losses         Value
------------------------------------------------------------------------------------
U.S. Treasury securities               $--           $--           $--           $--
Securities of U.S. Government
  agencies and corporations        125,062           508        (1,102)      124,468
Obligations of States and
  political subdivisions           109,754         3,330          (605)      112,479
Asset-backed securities              3,264             3            (6)        3,261
Other securities                     4,095             2            (2)        4,095
------------------------------------------------------------------------------------
Total                             $242,175        $3,843       ($1,715)     $244,303
====================================================================================

The amortized cost and estimated market value of securities at
December 31, 1996, by contractual maturity, are shown in the following table:
-----------------------------------------------------------------------
                     Securities Available           Securities Held
                          for Sale                    to Maturity
                   ------------------------   -------------------------
                                  Estimated                   Estimated
Maturity in years   Amortized        Market     Amortized        Market
(In thousands)           Cost         Value          Cost         Value
-----------------------------------------------------------------------
1 year or less       $159,228      $159,284          $693          $701
1 to 5 years          305,489       306,321         7,031         7,280
5 to 10 years          60,886        61,019        65,117        66,146
Over 10 years          59,906        61,232        53,242        54,573
-----------------------------------------------------------------------
Sub-total             585,509       587,856       126,083       128,700
Mortgage-backed        78,438        78,302        71,345        71,172
Other securities       19,104        30,452            --            --
-----------------------------------------------------------------------
Total                $683,051      $696,610      $197,428      $199,872
=======================================================================
Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 1996 and 1995, the Company had no high-risk collateralized mortgage obligations.

Proceeds from sales of securities during 1996, 1995 and 1994 were $42.5 million, $5.6 million and $104.3 million, respectively. In 1996, the Company realized gains from the sale of these securities in the amount of $29,000, compared to gains of $19,000 in 1995 and losses of $60,000 in 1994.

In November 1995, the FASB issued a special report, "A Guide to Implementation of Statement No. 115, on Accounting for Certain Investments in Debt and Equity Securities - Questions and Answers" (the "Special Report"). The Special Report allowed companies to reassess the appropriateness of the classifications of all securities held and account for any resulting reclassification at fair value. Reclassifications from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future, provided that it was performed by December 31, 1995. The Company adopted the reclassification provisions stated in the Special Report prior to December 31, 1995 and transferred $329.4 million of held-to-maturity securities into available-for-sale. The unrealized pretax gain upon transfer was $1.1 million as of December 31, 1995.

As of December 31, 1996, $348.4 million of investment securities held to maturity were pledged to secure public deposits and short-term funding needs, compared to $321.0 million in 1995.


Note 3: Loans and Reserve for Loan Losses

Loans at December 31, consisted of the following:
----------------------------------------------------------
(In thousands)                          1996          1995
----------------------------------------------------------
Commercial                          $375,273      $339,142

Real estate-commercial               482,538       477,280
Real estate-construction              40,090        54,181
Real estate-residential              276,951       237,535
----------------------------------------------------------
  Total real estate loans            799,579       768,996

Installment and personal             278,950       291,350
Unearned income                       (9,565)      (12,248)
----------------------------------------------------------
  Gross loans                      1,444,237     1,387,240
Reserve for loan losses              (34,919)      (33,508)
----------------------------------------------------------
    Net loans                     $1,409,318    $1,353,732
==========================================================

Included in real estate-residential at December 31, 1996 and 1995 are loans held for resale of $1.3 million and $2.1 million, respectively, the cost of which approximates market value.

The following summarizes the reserve for loan losses of the Company for the periods indicated:








----------------------------------------------------------------
(In thousands)                 1996          1995          1994
----------------------------------------------------------------
Balance at January 1,       $33,508       $32,450       $30,045
Provision for loan losses     4,575         5,595         7,420

Loans charged off            (5,928)       (6,770)       (7,417)
Recoveries of loans
 previously charged off       2,764         2,233         2,402
---------------------------------------------------------------
Balance at December 31,     $34,919       $33,508       $32,450
===============================================================

The Company had no troubled debt restructurings at December 31, 1996 and 1995 and $4.4 million at December 31, 1994. The Company had non-accrual loans of $7.6 million, $9.9 million and $10.3 million as of December 31, 1996, 1995 and 1994, respectively.

The following is a summary of interest foregone on non-accrual and restructured loans for the years ended December 31:

-----------------------------------------------------------------
(In thousands)                               1996    1995    1994
------------------------------------------------------------------
Interest income that would have
recognized had the loans performed
in accordance with their original terms      $705    $823   $1,538
Less: Interest income recognized on
non-accrual and restructured loans           (270)   (242)    (677)
------------------------------------------------------------------
Interest foregone on non-accrual
   and restructured loans                     $435   $581     $861
==================================================================

There were no commitments to lend additional funds to borrowers whose loans are included above.

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 (collectively referred to as "SFAS 114") on January 1, 1995. SFAS 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the loan's market value or the fair value of collateral if the loan is collateral dependent. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loans is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. The adoption of SFAS 114 did not have a material effect on the Company's financial statements, as the Company's policy of measuring loan impairment was consistent with methods prescribed in these standards. At December 31, 1996, the recorded investment in loans for which impairment was recognized totaled $11.4 million compared to $10.2 million at December 31, 1995. The specific reserves at December
31, 1996 and 1995 were $1.2 million and $850,000, respectively. The amount of that recorded investment for which there is no related allowance for credit losses was $0. For the year ended December 31, 1996, the average recorded net investment in impaired loans was approximately $11.0 million compared to $10.3 million at December 31, 1995. In general, the Company does not recognize any interest income on troubled debt restructurings or loans that are classified as non-accrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), which amends Statement of Financial Accounting Standards No. 65. SFAS 122 eliminates the accounting distinction to recognize as separate assets the rights to service mortgage loans for others depending on how the servicing rights were acquired, whether by purchase of loans or by origination of loans. SFAS 122 also requires the assessment of capitalized mortgage servicing rights for impairment to be based on the current value of those rights. The Company adopted SFAS 122 on January 1, 1996 and, based on the low volume of conventional loan funding during 1996, the adoption did not have a material impact on the Company's financial condition.

In June, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities" ("SFAS 125"). SFAS 125 provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125, is effective January 1997, and is to be applied prospectively. In December 1996, the FASB issued the Financial Accounting Standard No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which defers certain provisions of SFAS 125 for one year. Management does not expect that the adoption of these Statements will have a material impact on the Company's financial condition.


Note 4: Concentration of Credit Risk

The Company's business activity is with customers in Northern
California. The loan portfolio is well diversified with no industry comprising greater than ten percent of total loans outstanding as of December 31, 1996 and 1995.

The Company has a significant amount of credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and stand-by letters of credit related to real estate loans of $25.3 million at December 31, 1996. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75 percent on commercial real estate loans and no greater than 80 percent on residential real estate loans.


Note 5: Premises and Equipment

Premises and equipment as of December 31 consisted of
the following:
------------------------------------------------------------------
                                          Accumulated
                                          Depreciation
                                              and         Net Book
(In thousands)                  Cost      Amortization       Value
------------------------------------------------------------------
1996
Land                            $8,112         $-           $8,112
Buildings and improvements      26,445        (7,318)       19,127
Leasehold improvements           3,854        (2,460)        1,394
Furniture and equipment         12,067        (5,805)        6,262
------------------------------------------------------------------
  Total                        $50,478      ($15,583)      $34,895
==================================================================

1995
Land                            $4,212         $-           $4,212
Buildings and improvements      18,634        (7,061)       11,573
Leasehold improvements           4,499        (2,848)        1,651
Furniture and equipment         18,130        (8,941)        9,189
------------------------------------------------------------------
  Total                        $45,475      ($18,850)      $26,625
==================================================================
Depreciation and amortization included in operating expenses amount to $4.1 million in 1996, $4.7 million in 1995 and $5.2 million in 1994 .



Note 6: Borrowed Funds

Notes payable, including the unsecured obligations of the Company, as of December 31, 1996 and 1995, were as follows:
-----------------------------------------------------------------
(In thousands)                                 1996          1995
-----------------------------------------------------------------

Subordinated note, issued by Westamerica
Bank, originated in December 1993 and
maturing September 30, 2003. Interest of
6.99% per annum is payable semiannually on
March 31 and September 30, with  principal
payment due at maturity.                    $20,000       $20,000

Senior notes, originated in February 1996
and maturing February 1, 2006. Interest of
7.11% per annum is payable semiannually on
February 1 and August 1, with certain
required payments commencing February 1,
2000 and the remaining principal amount
due at maturity.                             22,500            --

                      --
-----------------------------------------------------------------
Total notes payable                         $42,500       $20,000
=================================================================

The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is currently in compliance with all of the covenants in the senior notes indenture.

At December 31, 1996 and 1995, the Company had unused lines of credit amounting to $2.5 million. Compensating balance arrangements are not significant to the operations of the Company. At December 31, 1996 and 1995, the Banks had $207.3 million and $169.8, respectively, in time deposit accounts in excess of $100,000; interest on these accounts in 1996, 1995 and 1994 was $10.1 million, $8.9 million and $5.8 million, respectively.

Funds purchased include federal funds purchased and securities sold with repurchase agreements. Securities sold with repurchase agreements were $112.6 million at December 31, 1996 and $91.6 million at December 31, 1995. Securities under these repurchase agreements are held in the custody of independent securities brokers.

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

At December 31, 1996 and 1995, 195,867  and  160,951 shares, respectively, were reserved for issuance. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. A Restricted Performance Share ("RPS") grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.


Under the Stock Option Plan adopted by the Company in 1985, 750,000 shares were reserved for issuance. Stock appreciation rights, incentive stock options and non-qualified stock options are available under this plan. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. The 1985 plan was amended in 1990 to provide for RPS grants. An RPS grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.

PV Financial, CapitolBank Sacramento, and North Bay Bancorp had separate stock option plans (the "Option Plans") whereby options were granted to certain officers, directors, and employees. Following the effective dates of the mergers, the Option Plans were terminated. All outstanding options were substituted for the Company's options, adjusted for the exchange ratios as defined in the merger agreements. There were no options granted during 1995 or 1996.

Stock Options. A summary of the status of the Company's stock options as of December 31, 1996 and 1995 and changes during the years ended on those dates, follows:
------------------------------------------------------------------------
                                             Weighted           Weighted
                                      Number  average    Number  average
                                          of exercise        of exercise
                                      shares    price    shares    price
------------------------------------------------------------------------
Outstanding at beginning of year     562,764      $22   665,386      $17
Granted                              165,700       46   117,050       31
Exercised                            (81,477)      17  (202,940)      14
Forfeited                            (12,029)      31   (16,732)      19
------------------------------------------------------------------------
Outstanding at end of year           634,958      $29   562,764      $21

Options exercisable at end of year   328,260            286,818
========================================================================

The following table summarizes information about options outstanding at December 31, 1996 and 1995:

1996                Options outstanding            Options exercisable
---------------------------------------------------------------------------
                              Weighted
                               average   Weighted                  Weighted
Range of         Number      remaining    average        Number     average
exercise    outstanding    contractual   exercise   exercisable    exercise
prices      at 12/31/96  life in years      price   at 12/31/96       price
---------------------------------------------------------------------------
  $8 - 9          1,296           3.1          $9         1,296          $9
  10 -14         74,443           4.4          11        44,907          11
  16 -19         95,472           4.5          18        93,760          18
  22 -25         82,878           5.6          24        82,878          24
  28 -31        218,219           7.6          29       105,419          29
      46        162,650           9.1          46            --          --
---------------------------------------------------------------------------
 $8 - 46        634,958           6.9         $29       328,260         $22
===========================================================================

1995            Options outstanding            Options exercisable
---------------------------------------------------------------------------
                              Weighted
                               average   Weighted                  Weighted
Range of         Number      remaining    average        Number     average
exercise    outstanding    contractual   exercise   exercisable    exercise
prices      at 12/31/95  life in years      price   at 12/31/95       price
---------------------------------------------------------------------------
  $7 - 9          6,102            1.5         $8         5,865          $7
   9 -14        115,873            4.6         11        69,091          12
  16 -19        109,938            5.1         18       106,301          18
  22 -25         98,234            6.7         24        67,827          24
  28 -31        232,617            8.6         29        37,734          28
---------------------------------------------------------------------------
 $7 - 31        562,764            6.7        $22       286,818         $19
===========================================================================

Restricted Performance Shares. A summary of the status
of the Company's RPSs as of December 31, 1996 and 1995,
and changes during the years ended on those dates,
follows:
                                          1996          1995
------------------------------------------------------------
                                     Number of     Number of
                                        shares        shares
------------------------------------------------------------
Outstanding at beginning of year        90,300        85,400
Granted                                 25,600        32,350
Exercised                              (24,700)      (27,450)
Forfeited                               (1,850)           --
------------------------------------------------------------
Outstanding at end of year              89,350        90,300
============================================================

As of December 31, 1996 and 1995, the RPSs had a weighted-average contractual life of 1.2 and 1.3 years, respectively. The Company expects that substantially all of the RPSs outstanding at December 31, 1996 will eventually vest based on projected performance.

On January 1, 1996, the Company adopted Statement of Financial
Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 and related
Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options. The compensation cost that has been charged against income for the Company's RPSs granted was $1.6 million and $1.2 million for 1996 and 1995, respectively. There were no stock appreciation rights or incentive stock options granted in 1996 and 1995.

The fair value of each non-qualified stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 1.8 percent for both years; expected volatility of 17 percent and 19 percent; risk-free interest rates of 5.40 percent and 5.75 percent; and expected lives of six years. The weighted-average fair value of non-qualified stock options granted during 1996 and 1995 was $10.28 and $7.41, respectively.

The fair value of each RPS grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for RPS grants in 1996 and 1995, respectively: dividend yield of 1.8 percent for both years; expected volatility of 17 percent and 19 percent; risk-free interest rates of
5.15 percent and 7.60 percent; and expected lives of 3 years. The weighted-average fair value of RPSs granted during 1996 and 1995 was $44.49 and $30.14, respectively.

Had compensation cost for the Company's 1995 and 1985 Stock Option Plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
---------------------------------------------------------------
(In thousands, except per share data)       1996           1995
---------------------------------------------------------------
Net income          As Reported           $37,740       $31,384
                    Pro forma              37,501        31,293


Earnings per share  As Reported             $3.93         $3.18
                    Pro forma                3.90          3.17
===============================================================

Shareholders have authorized issuance of two new classes of 1,000,000 shares each, to be denominated "Class B Common Stock" and "Preferred Stock", respectively, in addition to the 50,000,000 shares of Common Stock presently authorized. At December 31, 1996, no shares of Class B or Preferred Stock had been issued.

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

Note 8: Risk-Based Capital

The Company and the Banks are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Banks maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines. Tier 1 capital includes common shareholders' equity and qualifying preferred stock less goodwill and other deductions including the unrealized net gains and losses, after taxes, of available-for-sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt, certain unsecured senior debt issued by the Company and the allowance for loan losses, subject to limitations by the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to the different balance sheet and off-balance sheet assets, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

As of December 31, 1996, Management believes that the Company and the Banks met all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Reserve Board categorized the Company and the Banks as well capitalized under the FDICIA regulatory framework for prompt corrective action. To be well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. Since that notification, there are no conditions or events that Management believes have changed the risk-based capital category of the Company or the Banks.

The following table shows capital ratios for the Company and the Banks as of December 31, 1996:

-------------------------------------------------------------------------------------------

                                                                                To Be Well
                                                                         Capitalized Under
(In thousands)                                                                  the FDICIA
                                                       For Capital       Prompt Corrective
                                   Actual           Adequacy Purposes    Action Provisions:
-------------------------------------------------------------------------------------------
                               Amount   Ratio         Amount    Ratio       Amount    Ratio
-------------------------------------------------------------------------------------------
Total Capital (to risk-weighted assets)
  Consolidated Company       $274,026  14.96%       $146,538    8.00%     $183,172    10.00%
  Westamerica Bank            241,981  13.98%        138,515    8.00%      173,143    10.00%
  Bank of Lake County          10,474  17.63%          4,752    8.00%        5,940    10.00%

Tier 1 Capital (to risk weighted assets)
  Consolidated Company        230,981  12.61%         73,269    4.00%      109,903     6.00%
  Westamerica Bank            194,194  11.22%         69,257    4.00%      103,886     6.00%
  Bank of Lake County           9,721  16.36%          2,376    4.00%        3,564     6.00%

Leverage Ratio *
  Consolidated Company        230,981   9.20%        100,394    4.00%      125,493     5.00%
  Westamerica Bank            194,194   8.11%         95,757    4.00%      119,696     5.00%
  Bank of Lake County           9,721  10.79%          3,605    4.00%        4,507     5.00%
===========================================================================================

[FN]

* The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio guideline is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.


Note 9: Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the amounts reported in the financial statements of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1995 are primarily as a result of adjustments to conform to tax returns as filed.

The components of the net deferred tax asset as of December 31, are as follows:





--------------------------------------------------------------
(In thousands)                              1996          1995
--------------------------------------------------------------
Deferred tax asset
  Reserve for loan losses                $14,196       $13,706
  State franchise taxes                    2,220         1,694
  Deferred compensation                    1,908         1,533
  Real estate owned                        1,648         1,800
  Other                                    1,012         1,115
  Net operating loss carryfowards            842         1,100
  General tax credit carryforwards           215           215
--------------------------------------------------------------
      Subtotal deferred tax asset         22,041        21,163
Valuation allowance                         (486)         (486)
--------------------------------------------------------------
  Total deferred tax asset                21,555        20,677

Deferred tax liability
  Net deferred loan costs                    545           662
  Fixed assets                               639           951
  Securities available for sale            5,741         1,242
  Other                                      164           211
--------------------------------------------------------------
Total deferred tax liability               7,089         3,066
--------------------------------------------------------------
Net deferred tax asset                   $14,466       $17,611
==============================================================

A valuation allowance has been provided to reduce the deferred tax asset to an amount which is more likely than not to be realized. The valuation allowance, which relates to the deferred tax asset acquired through the merger with CapitolBank Sacramento in June 1995, remained unchanged for the year ended December 31, 1996.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended
December 31, are as follows:

--------------------------------------------------------------------
(In thousands)                      1996          1995          1994
--------------------------------------------------------------------
Current income tax expense:
  Federal                        $12,461       $10,580       $10,087
  State                            6,342         5,009         4,642
--------------------------------------------------------------------
  Total current                   18,803        15,589        14,729
--------------------------------------------------------------------
Deferred income tax (benefit) expense:
  Federal                         (1,292)       (1,759)       (1,605)
  State                             (220)          149          (314)
--------------------------------------------------------------------
  Total deferred                  (1,512)       (1,610)       (1,919)
Adjustment of net deferred tax asset for
  enacted changes in tax rates:
    Federal                           --            --            --
    State                            158            --            --
--------------------------------------------------------------------
Provision for income taxes       $17,449       $13,979       $12,810
====================================================================

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

--------------------------------------------------------------------
(In thousands)                      1996          1995          1994
--------------------------------------------------------------------
Federal income taxes due at
  statutory rate                 $19,316       $15,877       $14,110
(Reductions) increases in income
  taxes resulting from:
    Interest on state and municipal
    securities not taxable for federal
    income tax purposes           (5,371)       (4,435)       (3,392)
  Reduction in the valuation
    allowance                         --          (906)           --
  State franchise taxes, net of
    federal income tax benefit     4,082         3,353         2,791
  Deferred benefit and other        (578)           90          (699)
--------------------------------------------------------------------
Provision for income taxes       $17,449       $13,979       $12,810
====================================================================

At December 31, 1996, the Company had the following net operating loss and the general tax credit carryforwards for tax return purposes:

------------------------------------------------------------
                                Net
Expires December 31,      Operating Loss         Tax Credit
(In thousands)            Carryforwards        Carryforwards
------------------------------------------------------------
    2003                      $--                        $160
    2007                    2,345                          --
    2008                       14                          --
-------------------------------------------------------------
  Total                    $2,359                        $160
=============================================================


Note 10: Fair Value of Financial Instruments

The fair value of financial instruments do not represent actual amounts that may be realized upon the sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented represent the Company's best estimate of fair value using the methodologies discussed below. The fair value of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. Such financial instruments and their estimated fair value at December 31, were:
------------------------------------------------------------------
(In thousands)                                  1996          1995
------------------------------------------------------------------
Cash and cash equivalents                   $149,429      $182,133
Money market assets                              250           250
Interest and taxes receivable                 41,277        39,060
Non-interest bearing and interest-bearing
  transaction and savings deposits         1,573,698     1,570,459
Funds purchased                              161,147       175,622
Interest payable                               5,677         5,118
==================================================================

The fair value at December 31, of the following financial instruments was estimated using quoted market prices:
------------------------------------------------------------------
(In thousands)                                  1996          1995
------------------------------------------------------------------
Investment securities available for sale    $696,610      $620,337
Investment securities held to maturity       199,872       244,303
==================================================================

Loans were separated into two groups for valuation.
Variable rate loans, except for those described below, which reprice frequently with changes in market rates, were valued using historical data. Fixed rate loans and variable rate loans that have reached their maximum rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $34.9 million reserve for loan losses was applied against the estimated fair value to recognize future defaults of contractual cash flows. The estimated fair values of loans at December 31, were:
------------------------------------------------------------------
(In thousands)                                  1996          1995
------------------------------------------------------------------
Loans                                     $1,402,974    $1,351,732
------------------------------------------------------------------

The fair value of time deposits and notes and mortgages payable was estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The estimated fair values at December 31, were:
------------------------------------------------------------------
(In thousands)                                  1996          1995
------------------------------------------------------------------
Time deposits                               $507,942      $480,401
Notes and mortgages payable                   42,500        20,000
------------------------------------------------------------------

The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower.


Note 11: Interest Rate Risk Management

Interest rate risk is influenced by market forces. However, that risk may be controlled by monitoring and managing the repricing characteristics of interest-bearing assets and liabilities. The primary analytical tool used by Management to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate the effects on net interest income of changes in market interest rates that are up to 2 percent higher or 2 percent lower than current levels. The results of the model indicated that the mix of interest-rate sensitive assets and liabilities at December 31, 1996 would not result in a fluctuation of net interest income exceeding 10 percent, even under alternate assumed interest rate changes of plus or minus 200 basis points. In evaluating exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including the utilization of interest rate swaps to hedge interest rates paid on deposit accounts.

Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to the notional amounts.

There were no interest rate swaps outstanding at December 31, 1996 and 1995. In 1995, interest rate swap contracts with notional amounts totaling $60.0 million matured. For these contracts, the Company paid a floating rate, based on the three-month London Interbank Offering Rate (LIBOR), and received a weighted average fixed rate of 4.11 percent. Using interest rate swaps, the Company is exposed to credit-related losses in the event of nonperformance by the counterparty; however, according to the Company's policy, the Company deals only with highly rated counterparties.


Note 12: Lease Commitments

Fifteen banking offices and a centralized administrative service center are owned and forty-two banking offices are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.

Minimum future rental payments, net of sublease income, at December 31, 1996, are as follows:
---------------------------------------
(In thousands)
---------------------------------------
            1997                 $4,137
            1998                  3,605
            1999                  3,368
            2000                  1,606
            2001                    831
      Thereafter                  1,676
---------------------------------------
Total minimum lease payments    $15,223
=======================================

During 1996, all administrative offices moved from six different locations, two of which were leased, to one central facility located in Fairfield, California. Total rentals for premises and equipment net of sublease income included in non-interest expense were $5.3 million in 1996, $5.6 million in 1995 and $5.5 million in 1994.


Note 13: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expirations dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company's normal credit policies and collateral requirements. Unfunded loan commitments were $241.7 million and $221.2 million at December 31, 1996 and 1995, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $11.8 million and $7.7 million at December 31, 1996 and 1995, respectively.

The Company, because of the nature of its business, is subject to various threatened or filed legal cases. The Company, based on the advice of legal counsel, does not expect such cases will have a material, adverse effect on its financial position or results of operations.


Note 14: Retirement Benefit Plans

The Company sponsors a defined benefit Retirement Plan covering substantially all of its salaried employees with one or more years of service. The Company's policy is to expense costs as they accrue as determined by the Projected Unit Cost method. The Company's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

The following table sets forth the Retirement Plan's funded status as of December 31 and the pension cost for the years ended December 31:


-----------------------------------------------------------
(In thousands)                               1996      1995
-----------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefit obligation              ($11,040) ($10,657)
  Non-vested benefit obligation               (68)      (63)
-----------------------------------------------------------
  Accumulated benefit obligation          (11,108)  (10,720)
  Additional benefits related to
    projected salary increases             (1,609)   (1,231)
-----------------------------------------------------------
  Projected benefit obligation            (12,717)  (11,951)
Plan assets at fair market value           12,591    12,369
-----------------------------------------------------------
Funded status - projected benefit
  obligation (in excess of) or
  less than plan assets                     ($126)     $418
===========================================================
Comprised of:
  Prepaid pension cost                       $143       $--
  Accrued pension liability                    --       117
  Unrecognized net gain                       192       338
  Unrecognized prior service (benefit) cost  (204)      271
  Unrecognized net obligation,
    net of amortization                      (257)     (308)
-----------------------------------------------------------
      Total                                 ($126)     $418
===========================================================
Net pension cost included in the following
 components:
  Service cost during the period             $205      $117
  Interest cost on projected
    benefit obligation                        745       697
  Actual return on plan assets             (1,304)   (2,864)
  Net amortization and deferral               394     2,125
-----------------------------------------------------------
    Net periodic pension cost                 $40       $75
===========================================================

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.00 percent and 5.50 percent, respectively, at December 31, 1996 and 5.50 percent and 4.50 percent, respectively, at December 31, 1995. The expected long-term rate of return on plan assets in 1996 was 7.50 percent compared to 7.00 percent in 1995.

The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Participant deferred profit-sharing account balances offset benefits accrued under the Retirement Plan. The coordination of benefits of the two plans results in the Retirement Plan benefit formula establishing the minimum value of participant retirement benefits which, if not provided by the Deferred Profit-Sharing Plan, are guaranteed by the Retirement Plan.

The costs charged to non-interest expense related to benefits provided by the Retirement Plan and the Deferred Profit-Sharing Plan were $1.3 million in 1996, $1.4 million in 1995 and $1.3 million in 1994. The Company intends to terminate the Retirement Plan in 1997.

In addition to the Retirement Plan and the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. This Plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to the Plan. Participants may invest in ten funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions charged to compensation expense were $1.1 million in 1996, $1.2 million in 1995 and $710,000 in 1994.

Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"). Adoption of SFAS 106 required a change from the cash method to an actuarial based accrual method of accounting for postretirement benefits other than pensions. The Company offers continuation of group insurance coverage to employees electing early retirement, as defined by the Retirement Plan, for the period from the date of early retirement until age sixty-five. The Company contributes an amount toward early retirees' insurance premiums which is fixed at the time of early retirement. The Company reimburses Medicare Part B premiums for all retirees over age sixty-five, as defined by the Retirement Plan.

The following table sets forth the net periodic postretirement benefit cost for the years ended December 31, and the funded status of the Plan at December 31:

--------------------------------------------------------------
(In thousands)                              1996          1995
--------------------------------------------------------------
Service cost                                $245          $155
Interest cost                                102            86
Actual return on plan assets                  --            --
Amortization of unrecognized
  transition obligation                       61            61
Other, net                                    --            --
--------------------------------------------------------------
Net periodic cost                           $408          $302
==============================================================
Accumulated postretirement benefit obligation
  attributable to:
    Retirees                              $1,094        $1,240
    Fully eligible participants              462           307
    Other                                    396           159
--------------------------------------------------------------
  Total                                   $1,952        $1,706
--------------------------------------------------------------
Fair value of plan assets                     --            --
--------------------------------------------------------------
Accumulated postretirement benefit obligation
  in excess of plan assets                $1,952        $1,706
==============================================================
Comprised of:
  Unrecognized prior service cost            $--           $--
  Unrecognized net gain (loss)                --            --
  Unrecognized transition obligation       1,285         1,346
  Recognized postretirement obligation       667           360
--------------------------------------------------------------
    Total                                 $1,952        $1,706
==============================================================

The discount rate used in measuring the accumulated post- retirement benefit obligation was 6.0 percent and 5.5 percent at December 31, 1996 and 1995, respectively. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 2 percent for 1997 and beyond. The effect of a one percentage point increase on the assumed health care cost trend for each future year would increase the aggregate of the service cost components of the 1996 and 1995 net periodic cost by $183,000 and $82,000, respectively, and increase the accumulated postretirement benefit obligation at December 31, 1996 and 1995 by $302,000 and $287,000, respectively.


Note 15: Related Party Transactions

Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Banks during 1996 and 1995. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features.

The table below reflects information concerning loans to certain directors and executive officers and/or family members during 1996 and 1995:
---------------------------------------------------------------
(In thousands)                               1996          1995
---------------------------------------------------------------
Beginning balance                          $4,247        $4,041
Payoffs/principal payments                 (1,552)         (767)
Originations                                   46           973
---------------------------------------------------------------
At December 31,                            $2,741        $4,247
===============================================================
Percent of total loans outstanding           0.19%         0.31%



Note 16: Regulatory Matters

Payment of dividends to the Company by Westamerica Bank, the largest subsidiary bank, is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends declared. Under this regulation, Westamerica Bank was not restricted as to the payment of $26.5 million in dividends to the Company as of December 31, 1996. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 1996, $74.5 million was available for payment of dividends by the Company to its shareholders. The Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Banks' daily average on deposit at the Federal Reserve Bank was $23.9 million in 1996 and $47.3 million in 1995.


Note 17: Westamerica Bancorporation (Parent Company Only)

Statements of Income (In thousands)
--------------------------------------------------------------------
For the years ended December 31,    1996          1995          1994
--------------------------------------------------------------------
Dividends from subsidiaries      $33,468       $22,262       $19,680
Interest income                    1,402           381           200
Other income                       4,244         4,224         4,552
--------------------------------------------------------------------
  Total income                    39,114        26,867        24,432
--------------------------------------------------------------------
Interest on borrowings             1,416           324         1,029
Salaries and benefits              5,911         5,768         5,529
Other non-interest expense         3,717         5,552         3,951
--------------------------------------------------------------------
  Total expenses                  11,044        11,644        10,509
--------------------------------------------------------------------
Income before taxes and
  equity in undistributed
  income of subsidiaries          28,070        15,223        13,923
Income tax benefit                 2,382         2,663         2,386
Equity in undistributed
  income from subsidiaries         7,288        13,498        11,353
--------------------------------------------------------------------
    Net income                   $37,740       $31,384       $27,662
====================================================================

Balance Sheets (In thousands)
--------------------------------------------------------------------
December 31,                                      1996          1995
--------------------------------------------------------------------
Assets
Cash and cash equivalents                      $18,842        $6,077
Money market assets and
 Investment securities available for sale       18,477           250
Investment in subsidiaries                     215,451       211,605
Premises and equipment                          16,322         1,972
Accounts receivable from affiliates                347           251
Other assets                                     3,715        10,390
--------------------------------------------------------------------
  Total assets                                $273,154      $230,545
====================================================================

Liabilities
Notes payable                                  $22,500           $--
Notes payable to affiliates                         --           506
Other liabilities                               11,708         6,102
--------------------------------------------------------------------
  Total liabilities                             34,208         6,608
Shareholders' equity                           238,946       223,937
--------------------------------------------------------------------
  Total liabilities and shareholders' equity  $273,154      $230,545
====================================================================

Statements of Cash Flows (In thousands)
--------------------------------------------------------------------------------------
For the years ended December 31,                      1996          1995          1994
--------------------------------------------------------------------------------------
Operating Activities
 Net income                                        $37,740       $31,384       $27,662
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                         231            61            83
  Undistributed earnings of affiliates              (7,288)      (13,498)      (11,353)
  Increase in accounts receivable from affiliates      (96)          (95)          (91)
  Increase in other assets                          (1,014)       (3,565)       (4,016)
  Increase in other liabilities                      1,416         1,181         1,607
  Net gain on real estate venture                       --            --            22
--------------------------------------------------------------------------------------
Net cash provided by operating activities           30,989        15,468        13,914

Investing Activities
  Purchases of premises and equipment              (10,826)       (1,978)          (92)
  Net change in land held for sale                     721            80            --
  Net change in loan balances                           --           148           921
  Investment in subsidiaries                          (500)           --          (140)
  Purchase of investment securities
    available for sale                                (756)           --        (4,500)
  Proceeds from maturities of
    investment securities available                     --         6,511         7,000
--------------------------------------------------------------------------------------
Net cash (used in) provided
  by investing activities                          (11,361)        4,761         3,189

Financing Activities
--------------------------------------------------------------------------------------
  Net additions (reductions) in notes payable       21,994        (4,494)       (9,796)
  Proceeds from issuance of shares of common stock   2,575         3,797         1,242
  Cash in lieu of fractional shares                     --           (36)           --
  Retirement of common stock                       (22,349)      (12,341)       (2,488)
  Dividends                                         (9,083)       (7,489)       (5,695)
--------------------------------------------------------------------------------------
Net cash used in financing activities               (6,863)      (20,563)      (16,737)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                               12,765          (334)          366

Cash and cash equivalents at beginning of year       6,077         6,411         6,045
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $18,842        $6,077        $6,411
======================================================================================

Supplemental disclosure:
  Non-cash dividend in the form of real property from
        Westamerica Bank                            $3,755          $ --          $ --
  Unrealized gain on securities available for sale,
         net of taxes                                6,126            --            --


Note 18: Quarterly Financial Information (Unaudited)

----------------------------------------------------------------------------------
(In thousands except per share data
 and price range
 of common stock)            March 31,      June 30,     Sept. 30,       Dec. 31,
----------------------------------------------------------------------------------
1996
Interest income                 $43,324       $43,146       $43,482       $44,313
Net interest income              28,217        27,928        28,069        29,134
Provision for loan losses         1,275         1,200         1,050         1,050
Non-interest income               5,352         5,287         5,642         5,762
Non-interest expense             18,866        18,442        18,988        19,331
Income before taxes              13,428        13,573        13,673        14,515
Net income                        9,148         9,351         9,466         9,775
Earnings per share                 0.94          0.96          1.00          1.04
Dividends declared per share       0.23          0.23          0.23          0.26
Price range, common stock   43.25-47.25  $46.00-50.25  $46.50-51.00  $49.50-58.75
---------------------------------------------------------------------------------

1995
Interest income                 $43,659       $43,662       $43,396       $43,660
Net interest income              29,660        28,977        28,363        28,765
Provision for loan losses         1,335         1,835         1,150         1,275
Non-interest income               5,119         5,434         5,537         5,443
Non-interest expense             22,404        23,730        20,386        19,820
Income before taxes              11,040         8,846        12,364        13,113
Net income                        7,550         6,538         8,388         8,908
Earnings per share                 0.76          0.66          0.85          0.91
Dividends declared per share       0.17          0.20          0.20          0.20
Price range, common stock  $29.50-33.25  $33.00-37.50  $36.50-38.50  $38.50-43.25
=================================================================================


Note 19: Acquisition

On November 11, 1996, the Company and ValliCorp Holdings, Inc. ("ValliCorp"), a bank holding company located in Fresno, California, signed a Definitive Agreement and Plan of Reorganization (the "Merger Agreement"), under which all of the outstanding shares of ValliCorp Common Stock will be exchanged for shares of the Company's Common Stock pursuant to a tax-free exchange. The Merger Agreement provides for ValliCorp shareholders to receive $21.00 in Westamerica Common Stock for each outstanding share of ValliCorp Common Stock, subject to adjustments if certain conditions in connection with the Company's average share price occur and other conditions as defined in the Merger Agreement.

The following unaudited pro forma combined financial information, based on the historical financial statements of the parties, summarizes the combined results of operations of the Company and ValliCorp on a pooling-of-interests basis, as if the combination had been consummated on January 1 of each of the periods presented. Earnings per share were calculated on an assumed exchange ratio of .4098, subject to possible adjustments as described above.



----------------------------------------------------------------
(In thousands, except per share data)       (Unaudited)
Years ended December 31,        1996          1995          1994
----------------------------------------------------------------
Total assets at year end  $3,867,560    $3,880,299    $3,793,196
Net loans at year end      2,227,812     2,204,495     2,220,122
Deposits at year end       3,228,700     3,270,907     3,249,823
Shareholders' equity
 at year end                 379,279       350,378       321,169
Net interest income          182,479       188,074       183,317
Net income                    46,827        43,186        38,113
Earnings per share              3.08          2.80          2.47
================================================================


INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Shareholders of Westamerica
Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As discussed in Note 1 to the consolidated financial statements, the statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 1994, and the related footnote disclosures have been restated on a historical basis to reflect the January 31, 1995 acquisition of PV Financial, the June 6, 1995 acquisition of CapitolBank Sacramento, and the July 17, 1995 acquisition of North Bay Bancorp, on a pooling-of-interests basis. We did not audit the financial statements of PV Financial and North Bay Bancorp as of and for the year ended December 31, 1994, which statements reflect net income constituting 9 percent in 1994, of the restated consolidated totals. Those statements included in the 1994 restated consolidated totals were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for PV Financial and North Bay Bancorp, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick L.L.P.
----------------------------
KPMG Peat Marwick L.L.P.



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

Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the financial statements, and that assets are safeguarded from unauthorized use or loss. This system includes extensive written policies and operating procedures and a comprehensive internal audit function, and is supported by the careful selection and training of staff, an organizational structure providing for division of responsibility, and a Code of Ethics covering standards of personal and business conduct. Management believes that, as of December 31, 1996 the Corporation's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the financial statements and related financial information contained in the annual report.

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




/s/ David Payne
---------------
David L. Payne
Chairman, President and Chief Executive Officer



/s/ Dennis Hansen
-----------------
Dennis R. Hansen
Senior Vice President and Controller


San Francisco, California
January 21, 1997



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

Not applicable


                                PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference from the "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections on Pages 2 through 7 of the Company's Proxy Statement dated March 20, 1997, which has been filed with the Commission pursuant Regulation 14A.


ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the "Executive Compensation" and "Other Arrangements" sections on Pages 8 through 10 of the Company's Proxy Statement dated March 20, 1997, which has been filed with the Commission pursuant to Regulation 14A.


ITEM 12. Security Ownership of Certain Beneficial
         Owners and Management

The information required by this Item 12 is incorporated herein by reference from the "Security Ownership of Certain Beneficial Owners and Management" section on Pages 5 through 6 of the Company's Proxy
Statement dated March 20, 1997, which has been filed with the Commission pursuant to Regulation 14A.


ITEM 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference from the "Certain Information About the Board of Directors and Certain Committees of the Board - Indebtedness of Directors and Management" section on Page 4 of the Company's Proxy Statement dated March 20, 1997, which has been filed with the Commission pursuant to Regulation 14A.


                                PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  All Financial Statements

See Index to Financial Statements on page 56

(a) 2. Financial statement schedules required. None. (Information included in Financial Statements)

(a) 3.  Exhibits
   The following documents are included or incorporated by reference in this annual report on Form 10-K:

   Exhibit
   Number
    2(a) Agreement and Plan of reorganization, between and among Westamerica Bancorporation, ValliCorp Holdings, Inc., and ValliWide bank, incorporated herein by reference to Exhibit 2.1 of Registrant's Registration Statement on Form S-4, Commission File No. 333-17335, filed with the Securities and Exchange Commission on December 5, 1996.

    3(a)   Restated Articles of Incorporation (composite copy)   ***

    3(b)   By-laws                                                 *

    4(a) Amended and Restated Rights Agreement - March 23, 1995, incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-4,
           Amendment No. 1, Commission File No. 333-17335, filed with the Securities and Exchange Commission on January 6, 1997.

    10(a)o 1995 Stock Option Plan                                ***

    10(b)o Employment Agreement with E. Joseph Bowler dated      ***
            January 7, 1987 (Employment)

    10(c)o Employment Agreement with Robert W. Entwisle dated    ***
            January 7, 1987 (Employment)

    10(d) Senior Note Agreement of Westamerica Bancorporation dated February 1, 1996, of $22,500,000 at 7.11 percent incorporated herein by reference to Exhibit 10-j of Registrant's Annual Report of Form 10-K/A for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on May 1, 1996.

     11     Computation of Earnings Per Share on common and common
             equivalent shares and on common shares assuming full dilution.

     21     Subsidiaries of the registrant.

    23(a)  Consent of KPMG Peat Marwick LLP

    23(b)  Consent of Grant Thornton LLP

    23(c)  Consent of Arthur Andersen LLP

    27     Financial Data Schedule



         ----------------------

                * Exhibit 3(b), is incorporated by reference from
                  Exhibit 3(b) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1986.

               ** Exhibit 10(a) is incorporated herein by reference from
                  Form S-8 dated June 6, 1995

              *** Exhibits 3(a), 10(b) and 10(c) are incorporated herein by reference from Exhibits 3(a), 10(n), 10(o), and 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

                  o Indicates contract or compensatory plan or
                     arrangement

         The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary, Westamerica Bancorporation, P.O. Box 567, San Rafael, California 94915, and payment to the Company of $.25 per page.


(b) 1.   Report on Form 8-K
         On November 13, 1996, the Company filed a report on Form 8-K announcing that it had entered into an Agreement and Plan of Reorganization dated November 11, 1996, with ValliCorp
         Holdings, Inc., and ValliWide Bank.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAMERICA BANCORPORATION


/s/ Dennis Hansen
-----------------
Dennis R. Hansen
Senior Vice President and Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                            Date
---------                       -----                            ----


/s/ David L. Payne              Chairman of the Board and
------------------------------  Director                         March 27, 1997
David L. Payne                  President and
                                Chief Executive Officer


/s/ E. Joseph Bowler            Senior Vice President and
------------------------------  Treasurer                        March 27, 1997
E. Joseph Bowler


/s/ Etta Allen                  Director                         March 27, 1997
------------------------------
Etta Allen

/s/ Louis E. Bartolini          Director                         March 27, 1997
------------------------------
Louis E. Bartolini

/s/ Charles I. Daniels, Jr.     Director                         March 27, 1997
------------------------------
Charles I. Daniels, Jr.

/s/ Don Emerson                 Director                         March 27, 1997
------------------------------
Don Emerson

/s/ Arthur C. Latno             Director                         March 27, 1997
------------------------------
Arthur C. Latno

/s/ Patrick D. Lynch            Director                         March 27, 1997
------------------------------
Patrick D. Lynch

/s/ Catherine Cope MacMillan    Director                         March 27, 1997
------------------------------
Catherine Cope MacMillan

/s/ Dwight H. Murray, Jr. M.D.  Director                         March 27, 1997
------------------------------
Dwight H. Murray, Jr. M.D.

/s/ Ronald A. Nelson            Director                         March 27, 1997
------------------------------
Ronald A. Nelson

/s/ Carl Otto                   Director                         March 27, 1997
------------------------------
Carl Otto

/s/ Edward B. Sylvester         Director                         March 27, 1997
------------------------------
Edward B. Sylvester