Form 10-Q
period 1997-03-31
WESTAMERICA BANCORPORATION
filed 1997-05-16
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q
---------

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1997

Commission File Number: 1-9383


                       WESTAMERICA BANCORPORATION
         ------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)


      CALIFORNIA                         94-2156203
-------------------------------         --------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification No.)


1108 Fifth Avenue, San Rafael, California 94901
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, including Area Code (415) 257-8000



Indicate by check mark whether the registrant (1) has filed all to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

            Yes [ x ]              No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Title of Class           Shares outstanding as of April 30, 1997

Common Stock,
No Par Value                      14,357,496







WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                        March 31,        December 31,
                                                  1997           1996           1996
                                           -----------    -----------    -----------
ASSETS                                               (Unaudited)
Cash and cash equivalents                     $156,116       $154,433       $149,429
Money market assets                                250            250            250
Investment securities available for sale       744,218        659,767        696,610
Investment securities held to maturity,
  with market values of:                       187,641        235,286        197,428
   $188,802 at March 31, 1997
   $235,842 at March 31, 1996
   $199,872 at December 31, 1996
Loans, net of reserve for loan losses of:    1,430,259      1,351,628      1,409,318
   $35,840 at March 31, 1997
   $33,781 at March 31, 1996
   $34,919 at December 31, 1996
Other real estate owned                          6,200          6,088          6,091
Premises and equipment, net                     34,616         27,404         34,895
Interest receivable and other assets            57,748         51,810         54,466
                                           -----------    -----------    -----------
Total assets                                $2,617,048     $2,486,666     $2,548,487
                                           ===========    ===========    ===========

LIABILITIES
Deposits:
  Non-interest bearing                        $497,560       $481,796       $515,451
  Interest bearing:
    Transaction                                384,498        353,331        379,468
    Savings                                    709,694        696,198        678,779
    Time                                       521,157        468,576        507,698
                                           -----------    -----------    -----------
    Total deposits                           2,112,909      1,999,901      2,081,396
Funds purchased                                186,972        193,685        161,147
Liability for interest, taxes
  and other expenses                            29,275         20,178         24,498
Notes and mortgages payable                     42,500         42,500         42,500
                                           -----------    -----------    -----------
      Total liabilities                      2,371,656      2,256,264      2,309,541

SHAREHOLDERS' EQUITY
Authorized - 50,000 shares
Common stock issued and outstanding:            96,348         95,903         93,558
   9,467 at March 31, 1997
   9,778 at March 31, 1996
   9,435 at December 31, 1996
Unrealized gain on securities
  available for sale, net of taxes               7,001          3,469          7,817
Retained earnings                              142,043        131,030        137,571
                                           -----------    -----------    -----------
      Total shareholders' equity               245,392        230,402        238,946
                                           -----------    -----------    -----------
Total liabilities and
   shareholders' equity                     $2,617,048     $2,486,666     $2,548,487
                                           ===========    ===========    ===========



WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                 Three months ended
                                                      March 31,
                                                   1997         1996
                                               --------     --------
INTEREST INCOME                                       (Unaudited)
Loans                                           $31,372      $31,215
Investment securities available for sale          9,900        8,788
Investment securities held to maturity            2,615        3,321
                                               --------     --------
    Total interest income                        43,887       43,324

INTEREST EXPENSE
Transaction deposits                              1,131        1,038
Savings deposits                                  4,875        4,702
Time deposits                                     6,420        6,130
Funds purchased                                   1,917        2,681
Notes and mortgages payable                         757          556
                                               --------     --------
    Total interest expense                       15,100       15,107
                                               --------     --------
NET INTEREST INCOME                              28,787       28,217

Provision for loan losses                         1,050        1,275
                                               --------     --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                       27,737       26,942

NON-INTEREST INCOME
Service charges on deposit accounts               3,159        3,184
Merchant credit card                                623          683
Mortgage banking                                    294          345
Financial services commissions                      194          144
Trust fees                                          107           81
Securities gain                                      11           14
Other                                             1,158          901
                                               --------     --------
    Total non-interest income                     5,546        5,352
                                               --------     --------
NON-INTEREST EXPENSE
Salaries and related benefits                     9,588        9,841
Occupancy                                         2,143        2,578
Equipment                                         1,200        1,345
Data processing                                   1,068          980
Professional fees                                   925          555
Other real estate owned                              12           65
Other                                             3,679        3,502
                                               --------     --------
    Total non-interest expense                   18,615       18,866
                                               --------     --------
INCOME BEFORE INCOME TAXES                       14,668       13,428
 Provision for income taxes                       4,714        4,280
                                               --------     --------
NET INCOME                                       $9,954       $9,148
                                               ========     ========


Average shares outstanding                        9,435        9,768

PER SHARE DATA
Earnings per share                                $1.06        $0.94
Dividends declared                                 0.26         0.23





WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                For the three months
                                                     ended March 31,
                                                   1997         1996
                                               --------     --------
OPERATING ACTIVITIES
Net income                                       $9,954       $9,148
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     975        1,050
  Loan loss provision                             1,050        1,275
  Amortization of deferred net loan fees           (286)        (447)
  Decrease (increase) in
     interest income receivable                   1,117         (178)
  Increase in other assets                         (653)      (3,434)
  Increase in income taxes payable                4,714        4,263
  Decrease in interest expense payable             (420)         (63)
  Decrease in other liabilities                  (2,595)      (2,294)
  Gain on sales of investment securities            (11)         (14)
  Net loss on sales/write-down of equipment           2           29
  Originations of loans for resale               (1,827)      (2,461)
  Proceeds from sale of loans
     originated for resale                        1,569        1,636
  Net gain on sale of property
      acquired in satisfaction of debt               --          (12)
  Write-down on property
      acquired in satisfaction of debt               14           36
                                               --------     --------
    Net cash provided by
        operating activities                     13,603        8,534

INVESTING ACTIVITIES
Net (disbursements) repayments of loans         (21,571)         798
Purchases of investment securities
    available for sale                         (132,288)     (66,660)
Purchases of investment securities
    held to maturity                             (9,714)      (6,121)
Purchases of property, plant and equipment         (698)      (2,434)
Proceeds from maturity of securities
    available for sale                           79,499       30,849
Proceeds from maturity of securities
    held to maturity                             19,501       13,010
Proceeds from sale of securities
    available for sale                            3,708        6,972
Proceeds from sale of property and equipment         --          576
Proceeds from property
      acquired in satisfaction of debt                1          294
                                               --------     --------
   Net cash used in
       investing activities                     (61,562)     (22,716)

FINANCING ACTIVITIES
Net increase (decrease) in deposits              31,513      (49,620)
Net increase in short-term borrowings            25,825       18,063
Additions to notes and mortgages payable             --       22,500
Exercise of stock options/issuance of shares      3,247        1,847
Cash in lieu of fractional shares                    --           --
Retirement of stock                              (3,605)      (4,064)
Dividends paid                                   (2,334)      (2,244)
                                               --------     --------
   Net cash provided by (used in)
       financing activities                      54,646      (13,518)
   Net increase (decrease) in cash
          and cash equivalents                    6,687      (27,700)
Cash and cash equivalents at
    beginning of period                         149,429      182,133
                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $156,116     $154,433
                                              =========    =========

Supplemental disclosure of non-cash activities:
  Loans transferred to other
     real estate owned                              124        1,303
  Unrealized net (loss) gain on securities
     available for sale                            (816)       3,084
Supplemental disclosure of cash flow activity:
  Interest paid for the period                   15,520       15,171
  Income tax payments for the period                 --           --







MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County and Community Banker Services Corporation, reported first quarter 1997 net income of $10.0 million or $1.06 per share. These results compare to reported net income of $9.1 million or $.94 per share and $9.8 million or $1.04 per share, respectively, for first and fourth quarters of 1996. In addition to historical information this discussion includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risk and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis.


Components of Net Income

Following is a summary of the components of net income for the periods indicated:


                                          For the three months ended
                                            March 31,    December 31,
                                       -------------- --------------
(In millions)                            1997      1996         1996
                                       ------    ------       ------
Net interest income *                   $30.8     $30.0        $31.1
Provision for loan losses                (1.1)     (1.3)        (1.1)
Non-interest income                       5.6       5.4          5.8
Non-interest expense                    (18.6)    (18.9)       (19.3)
Provision for income taxes *             (6.7)     (6.1)        (6.7)
                                       ------    ------       ------
Net income                              $10.0      $9.1         $9.8
                                        =====     =====        =====

Average total assets                 $2,516.9  $2,467.9     $2,509.9
Net income (annualized) as a
 percentage of average total assets      1.60%     1.49%        1.55%

---------------
* Fully taxable equivalent basis (FTE)

During the first three months of 1997, the Company's net income was $900,000 higher than the same period in 1996. The Company benefited in 1997 from increased net interest income, a lower loan loss provision, higher non-interest income and continuing expense controls, in part offset by higher income taxes.

Comparing the first quarter of 1997 to the prior quarter, net income increased $200,000. Lower non-interest expense, due to one-time expenses incurred during the fourth quarter of 1996 in connection with the merger with ValliCorp
Holdings, Inc., was the major contributor to the variance, which was partially offset by lower net interest income and lower non-interest income.


Analysis of Net Interest Income and Margin

The Company continually manages its interest-earning assets and interest-bearing liabilities and the Company adapts rapidly to changes in market rates. First quarter net interest income (FTE) was higher than the comparable period in 1996 by $800,000, as the favorable effect of a higher level of earning assets and increased balances of low-cost deposits which resulted in lower cost of funds, were partially offset by lower yields on earning assets. In addition, the FTE adjustment increased $200,000 principally due to a $34 million increase in the Company's average balance of tax-exempt loans.

Comparing the first quarter of 1997 with the fourth quarter of 1996, net interest income decreased $300,000. The change was mainly due the unfavorable effect of lower non-interest bearing deposits partially offset by higher yields on earning assets.

These variances are shown in the components of net interest income and in the analysis of net interest margin summarized as follows for the periods indicated:

Net Interest Income

                                          For the three months ended
                                            March 31,    December 31,
                                       -------------- --------------
(In millions)                            1997      1996         1996
                                       ------    ------       ------
Interest income                         $43.9     $43.3        $44.3
Interest expense                        (15.1)    (15.1)       (15.2)
FTE adjustment                            2.0       1.8          2.0
                                       ------    ------       ------
  Net interest income (FTE)             $30.8     $30.0        $31.1
                                        =====     =====        =====
Average earning assets               $2,320.4  $2,252.2     $2,317.3
Net interest margin (FTE)                5.39%     5.36%        5.34%


First quarter 1997 loan fees of $257,000, which are included in interest income on loans, were $16,000 lower than the same period in 1996 and $13,000 lower than the prior quarter.


Net Interest Margin (FTE)
                                          For the three months ended
                                            March 31,    December 31,
                                       -------------- --------------
                                         1997      1996         1996
                                       ------    ------       ------
Average yield on earning assets          8.03%     8.06%        7.95%
Average cost of interest-bearing
    liabilities                          3.43%     3.44%        3.43%
                                      -------   -------      -------
  Net interest spread                    4.60%     4.62%        4.52%

Impact of non-interest
    bearing demand                       0.79%     0.74%        0.82%
                                      -------   -------      -------
    Net interest margin                  5.39%     5.36%        5.34%
                                       ======    ======       ======

The net interest margin during the first quarter of 1997 was three basis points higher than the same period in 1996. The average yield on earning assets in 1997 was three basis points lower than in 1996 as loan yields, 25 basis points lower than the first quarter of 1996, were partially offset by higher investment yields. This combined unfavorable effect was partially offset by an increase in non-interest bearing demand deposits and a small reduction in the rate on interest-bearing liabilities.

Comparing the first three months of 1997 with the fourth quarter of 1996, the net interest margin increased five basis points. The unfavorable effect of reduced average balances of non-interest bearing demand deposits was partially offset by higher yields on earning assets, mainly due to higher yields on the Company's securities portfolio.


Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.





Distribution of assets, liabilities and shareholders' equity.

                                              For the three months ended
                                                    March 31, 1997
                                             ----------------------------
                                                        Interest    Rates
(dollars in thousands)                         Average   income/  earned/
                                                balance  expense     paid
                                             ---------- -------- --------
Assets
Money market assets and funds sold                 $250      $--       -- %

Investment securities available for sale        678,793   10,574     6.32
Investment securities held to maturity          191,433    3,381     7.16
Loans:
  Commercial                                    861,257   19,566     9.21
  Real estate construction                       40,789    1,171    11.64
  Real estate residential                       281,409    5,148     7.42
  Consumer                                      266,474    6,085     9.26
                                             ----------  -------
Earning assets                                2,320,405   45,925     8.03

Other assets                                    196,468
                                             ----------
    Total assets                             $2,516,873
                                             ==========

Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $476,956      $--       -- %
  Savings and interest-bearing
    transaction                               1,071,077    6,006     2.27
  Time less than $100,000                       300,416    3,701     5.00
  Time $100,000 or more                         212,491    2,719     5.19
                                             ----------  -------
    Total interest-bearing deposits           1,583,984   12,426     3.18
Funds purchased                                 159,115    1,917     4.89
Notes and mortgages payable                      42,500      757     7.22
                                             ----------  -------
  Total interest-bearing liabilities          1,785,599   15,100     3.43
Other liabilities                                19,517
Shareholders' equity                            234,801
                                             ----------
  Total liabilities and
       shareholders' equity                  $2,516,873
                                             ==========
Net interest spread (1)                                              4.60 %
Net interest income and interest margin (2)              $30,825     5.39 %
                                                        ========    =====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.


Distribution of assets, liabilities and shareholders' equity.


                                              For the three months ended
                                                    March 31, 1996
                                             ----------------------------
                                                        Interest    Rates
(dollars in thousands)                         Average   income/  earned/
                                                balance  expense     paid
                                             ---------- -------- --------
Assets
Money market assets and funds sold                 $250      $--       -- %

Investment securities available for sale        631,431    9,516     6.06
Investment securities held to maturity          240,916    4,012     6.70
Loans:
  Commercial                                    811,696   19,250     9.54
  Real estate construction                       50,840    1,524    12.06
  Real estate residential                       239,976    4,407     7.39
  Consumer                                      277,059    6,412     9.31
                                             ----------  -------
Earning assets                                2,252,168   45,121     8.06

Other assets                                    215,750
                                             ----------
    Total assets                             $2,467,918
                                             ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $456,169      $--       -- %
  Savings and interest-bearing
    transaction                               1,053,857    5,740     2.19
  Time less than $100,000                       306,913    3,863     5.06
  Time $100,000 or more                         169,338    2,267     5.38
                                             ----------  -------
    Total interest-bearing deposits           1,530,108   11,870     3.12
Funds purchased                                 206,170    2,681     5.23
Notes and mortgages payable                      30,086      556     7.43
                                             ----------  -------
  Total interest-bearing liabilities          1,766,364   15,107     3.44
Other liabilities                                22,653
Shareholders' equity                            222,732
                                             ----------
  Total liabilities and
       shareholders' equity                  $2,467,918
                                             ==========
Net interest spread (1)                                              4.62 %
Net interest income and interest margin (2)              $30,014     5.36 %
                                                        ========    =====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.



Distribution of assets, liabilities and shareholders' equity.


                                              For the three months ended
                                                   December 31, 1996
                                             ----------------------------
                                                        Interest    Rates
(dollars in thousands)                         Average   income/  earned/
                                                balance  expense     paid
                                             ---------- -------- --------
Assets
Money market assets and funds sold                 $250      $--       -- %

Investment securities available for sale        688,313   10,647     6.15
Investment securities held to maturity          197,987    3,505     7.04
Loans:
  Commercial                                    848,290   19,701     9.24
  Real estate construction                       41,410    1,233    11.85
  Real estate residential                       270,263    4,954     7.29
  Consumer                                      270,831    6,264     9.20
                                             ----------  -------
Earning assets                                2,317,344   46,304     7.95

Other assets                                    192,515
                                             ----------
    Total assets                             $2,509,859
                                             ==========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                  $502,340      $--       -- %
  Savings and interest-bearing
    transaction                               1,059,681    6,056     2.27
  Time less than $100,000                       302,837    3,799     4.99
  Time $100,000 or more                         209,212    2,755     5.24
                                             ----------  -------
    Total interest-bearing deposits           1,571,730   12,610     3.19
Funds purchased                                 148,014    1,812     4.87
Notes and mortgages payable                      42,500      757     7.09
                                             ----------
  Total interest-bearing liabilities          1,762,244   15,179     3.43
Other liabilities                                18,702
Shareholders' equity                            226,573
                                             ----------
  Total liabilities and
       shareholders' equity                  $2,509,859
                                             ==========
Net interest spread (1)                                              4.52 %
Net interest income and interest margin (2)              $31,125     5.34 %
                                                        ========    =====

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

                                                   Three months ended
                                                     March 31, 1997
                                                     compared with
                                                      three months
                                                  ended March 31, 1996
                                                 -------------------------
(In thousands)                                   Volume     Rate    Total
                                                -------  -------  -------
Increase (decrease) in
     interest and fee income:
  Investment securities available for sale         $677     $381   $1,058
  Investment securities held to maturity           (953)     322     (631)
  Loans:
    Commercial                                      715     (399)     316
    Real estate construction                       (301)     (52)    (353)
    Real estate residential                         722       19      741
    Consumer                                       (289)     (38)    (327)
                                                -------  -------  -------
      Total loans                                   847     (470)     377
                                                -------  -------  -------
Total increase in interest and
    fee income                                      571      233      804

Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                         80      186      266
    Time less than $ 100,000                       (100)     (62)    (162)
    Time $ 100,000 or more                          527      (75)     452
                                                -------  -------  -------
     Total interest-bearing deposits                507       49      556
  Funds purchased                                  (593)    (171)    (764)
  Notes and mortgages payable                       216      (15)     201
                                                -------  -------  -------
    Total increase (decrease) in
            interest expense                        130     (137)      (7)
                                                -------  -------  -------
   Increase in net
        interest income (1)                        $441     $370     $811
                                                =======  =======  =======

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.





                                                   Three months ended
                                                     March 31, 1997
                                                     compared with
                                                      three months
                                                  ended December 31, 1996
                                                 -------------------------
(In thousands)                                   Volume     Rate    Total
                                                -------  -------  -------
Increase (decrease) in
     interest and fee income:
  Investment securities available for sale          $79    ($152)    ($73)
  Investment securities held to maturity           (255)     131     (124)
  Loans:
    Commercial                                     (165)      30     (135)
    Real estate construction                        (29)     (33)     (62)
    Real estate residential                         137       57      194
    Consumer                                       (299)     120     (179)
                                                -------  -------  -------
      Total loans                                  (356)     174     (182)
                                                -------  -------  -------
Total (decrease) increase in interest and
    fee income                                     (532)     153     (379)

(Decrease) increase in interest expense:
  Deposits:
    Savings/interest-bearing                        (49)      (1)     (50)
    Time less than $ 100,000                       (114)      16      (98)
    Time $ 100,000 or more                          (90)      54      (36)
                                                -------  -------  -------
     Total interest-bearing deposits               (253)      69     (184)
  Funds purchased                                   102        3      105
  Notes and mortgages payable                         0        0        0
                                                -------  -------  -------
    Total (decrease) increase in
            interest expense                       (151)      72      (79)
                                                -------  -------  -------
   (Decrease) increase in net
        interest income (1)                       ($381)     $81    ($300)
                                                =======  =======  =======

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.




Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. Maintenance of credit quality standards allowed the Company to hold the level of its provision for loan losses at approximately $1.1 million in the first quarter of 1997, equal to the prior quarter but $200,000 lower than the first quarter of 1996. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.

                                          For the three months ended
                                            March 31,    December 31,
                                          -------------- ------------
(In millions)                            1997      1996         1996
                                       ------    ------       ------
Deposit account fees                    $3.16     $3.18        $3.20
Merchant credit card                     0.62      0.68         0.64
Mortgage banking income                  0.29      0.35         0.30
Financial services commissions           0.19      0.14         0.22
Trust fees                               0.11      0.08         0.11
Net investment securities gain (loss     0.01      0.01        (0.01)
Other non-interest income                1.17      0.91         1.30
                                      -------   -------      -------
  Total                                 $5.55     $5.35        $5.76
                                       ======    ======       ======

The $200,000 increase in non-interest income during the first quarter of 1997 compared to the first quarter of 1996, included $50,000 higher financial services commissions, resulting from increased share of fees earned by the agent managing certain investments of the Company's customers, and higher trust fees. In addition, the gain on sale of assets was the major contributor to the increase in the "Other" non-interest income category. Partially offsetting these favorable variances, merchant credit card income decreased $60,000 from the first quarter of 1996 due to a reduced level of activity, and mortgage banking fees were $60,000 lower than the same period mainly due to lower refinancing volume.

Comparing the first quarter of 1997 to the fourth quarter of 1996, non-interest income decreased $210,000. The largest contributor to this variance was a gain on sale of assets in the prior quarter, which accounts for the largest item included in the "Other" non-interest income category variance of $130,000. In addition, deposit account fees were $40,000 lower than prior quarter principally due to lower account analysis fees, and financial services commissions and merchant credit card income were $30,000 and $20,000, respectively, lower than the fourth quarter of 1996.


Non-interest expense

The following table summarizes the components of non-interest expense for the periods indicated.

                                          For the three months ended
                                            March 31,    December 31,
                                          -------------- ------------
                                         1997      1996         1996
(In millions)                         -------   -------      -------

Salaries and incentives                 $7.21     $7.42        $7.45
Other personnel                          2.38      2.42         2.14
Occupancy                                2.14      2.58         2.40
Equipment                                1.20      1.35         1.33
Data processing services                 1.07      0.98         1.05
Professional fees                        0.93      0.56         0.85
Courier service                          0.53      0.44         0.57
Stationery and supplies                  0.44      0.37         0.38
Postage                                  0.33      0.37         0.42
Loan expense                             0.32      0.24         0.31
Advertising/public relations             0.29      0.28         0.48
Merchant credit card                     0.22      0.19         0.21
Operational losses                       0.17      0.19         0.21
Other real estate owned                  0.01      0.06         0.10
Other non-interest expense               1.38      1.42         1.43
                                      -------   -------      -------
Total                                  $18.62    $18.87       $19.33
                                      =======   =======      =======

Non-interest expense continues to show the effects of cost controls and the benefits resulting from consolidation of operations. During the first quarter of 1997, non-interest expense decreased $260,000 from the first quarter of 1996. Reductions in non-interest expense include occupancy costs, lower by $440,000, due to lower rental expenses partially offset by higher depreciation costs (in part due to the move of administrative offices to a new owned facility), and salaries and incentives, lower by $210,000, mostly as a result of a reduction of incentive accruals partially offset by higher salaries and other compensation. Lower costs from the first quarter of 1996 also include $150,000 lower furniture and equipment expenses, mostly due to lower depreciation costs, lower write-downs and maintenance costs related to property acquired in satisfaction of debt, lower postage costs and decreased operational losses. Partially offsetting these favorable variances, professional fees and data processing costs were $370,000 and $90,000, respectively, higher than the first quarter of 1996, principally due to increased costs related to mergers and acquisitions. In addition, increased courier, loan related, stationery and supplies and merchant credit card related expenses are included in the year-to-year variance.

Comparing the first quarter of 1997 with the fourth quarter of 1996, non-interest expense decreased $720,000. Occupancy and equipment costs were lower by $260,000 and $130,000, respectively, including higher rental income, lower moving expenses, lower equipment depreciation, lower furniture and equipment write-offs and lower repairs and maintenance. Salaries and incentives were $240,000 lower than the prior quarter, principally due to the reduction of certain accruals, and were offset by higher other personnel costs including increased payroll taxes recognized during the first quarter of 1997. Reduction in expenses from the prior quarter also include $190,000 lower advertising and public relations costs due to cyclical related activity, $90,000 lower costs related to real property acquired in satisfaction of debt due to lower write-downs and maintenance costs partially offset by lower gain on sales of properties, $90,000 lower postage expenses and $40,000, each, lower operational losses and courier costs. Increases in non-interest expense from the fourth quarter of 1996 include $80,000 higher professional fees due to increased merger and acquisition costs, and higher stationery and supplies and data processing services, $60,000 and $20,000, respectively.

Provision for Income Tax

During the first quarter of 1997, the Company recorded income tax expense of $4.7 million compared to $4.3 million and $4.7 million, respectively, in the first and fourth quarters of 1996. The 1997 provision represents an effective tax rate of
32.1 percent, compared to 31.9 percent and 32.7 percent, respectively, for the first and fourth quarters of 1996. The provision for income taxes for all periods presented is directly attributable to the respective level of earnings and the incidence of non-tax deductible expenses in connection with mergers and acquisitions.


Asset Quality

The Company closely monitors the markets in which it conducts its lending operations. The Company continues its strategy to control exposure to loans with high credit risk and increase diversification of earning assets into less risky investments. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all non-performing assets and potential problem loans, and receive an elevated level of attention to ensure collection. The following is a summary of classified assets on the dates indicated:

                                                        At
                                          At March 31   December 31
(In millions)                            ------------- ------------
                                         1997      1996         1996
                                       ------    ------       ------
Classified loans                        $34.7     $48.4        $32.0
Other classified assets                   6.2       6.1          6.1
                                       ------    ------       ------
Total classified assets                 $40.9     $54.5        $38.1
                                       ======    ======       ======
Reserve for loan losses
     as a percentage of
     classified loans                     103%       70%         109%

Classified loans at March 31, 1997, decreased $13.7 million or 28 percent to $34.7 million from March 31, 1996, principally due to sales and pay-offs of loans with real estate collateral and transfers to the other real estate owned category. The $2.7 million increase of classified loans from December 31, 1996 was principally due to increases in unsecured lines of credit and commercial loans partially offset by reductions in SBA loans.


Non-performing assets

Non-performing assets include non-accrual loans, loans 90 days past due as to principal or interest and still accruing and other real estate owned. Loans are placed on non-accrual status when reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. In addition, loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing non-accrual" and are included in total non-performing assets. Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate Management's doubt as to the full collectibility of both interest and principal and the loan is brought current. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

The following is a summary of non-performing assets on the dates indicated:

                                                         At
                                         At March 31     December 31
(In millions)                           --------------  -----------
                                         1997      1996         1996
                                      -------   -------      -------
Performing non-accrual loans            $2.58     $1.96        $4.29
Non-performing, non-accrual loans        4.93      6.44         3.33
                                      -------   -------      -------
   Total non-accrual loans               7.51      8.40         7.62

Loans 90 days past due and
  still accruing                         0.22      0.16         0.22
                                      -------   -------      -------
  Total non-performing loans             7.73      8.56         7.84
                                      -------   -------      -------

Other real estate owned                  6.20      6.09         6.09
                                      -------   -------      -------
 Total non-performing assets           $13.93    $14.65       $13.93
                                      =======   =======      =======
Reserve for loan losses
  as a percentage of
  non-performing loans                    464%      395%         445%

Performing non-accrual loans increased $620,000 to $2.58 million at March 31, 1997 from $1.96 million at March 31,
1996 and decreased $1.71 million from $4.29 million outstanding at December 31, 1996. Non-performing non-accrual loans of $4.93 million at March 31, 1997, decreased $1.51 million from March 31, 1996 and increased $1.60 million from December 31, 1996. The $890,000 and $110,000 reductions in total non-accrual loans from March 31 and December 31, 1996, respectively, were principally due to payoffs and writeoffs of loans with real estate collateral and commercial loans. The $110,000 increases in other real estate owned balances from March 31, 1996 and December 31, 1996, were due to additions from non-accrual loans with real estate collateral net of liquidations, write-downs and sales.

The amount of gross interest income that would have been recorded for non-accrual loans for the three months ended March 31, 1997, if all such loans had been current in accordance with their original terms, was $172,000. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three months ended March 31, 1997 totaled $100,000, represented a year-to-date annualized yield of 5.50 percent. Cash payments received which were applied against the book balance of non-accrual loans outstanding at March 31, 1997, totaled $111,000.


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

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                                  Three months ended
                                               March 31,    December
(In millions)                             --------------   ----------
                                         1997      1996         1996
                                      -------   -------      -------
Balance, beginning of period            $34.9     $33.5        $34.4
Loan loss provision                       1.1       1.3          1.1

Loans charged off                        (0.7)     (1.5)        (1.6)
Recoveries of previously charged-off      0.5       0.5          1.0
                                      -------   -------      -------
  Net credit losses                      (0.2)     (1.0)        (0.6)
                                      -------   -------      -------
Balance, end of period                  $35.8     $33.8        $34.9
                                      =======   =======      =======
Reserve for loan losses
  as a percentage of
  loans outstanding                      2.44%     2.44%        2.42%


Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than 10 percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March 31, 1997 would not result in a fluctuation of net income exceeding 10 percent.

Liquidity

The Company's principal source of asset liquidity is marketable investment and money market securities available for sale. At March 31, 1997, investment securities available for sale totaled $744.2 million. This represents an increase of $84.5 million from March 31, 1996.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 1997 and 1996 was the main contributor to the cash flows from operations for such periods of $13.6 million and $8.5 million, respectively.

Additional cash flows are provided by and used in financing activities, primarily customer deposits, short-term borrowings from banks and extensions of long-term debt. During the first three months of 1997, $54.6 million was provided by financing activities, as a $31.5 million increase in deposits, a $25.8 million increase in short-term borrowings and a $3.2 million increase in common stock from stock option exercises were partially offset by cash flow uses of $3.6 million and $2.3 million in the form of retirement of stock and dividends to shareholders, respectively. This compares to the first three months of 1996, when $13.5 million was used in financing activities due to a $49.6 million decrease in deposits combined with other cash flow uses including retirement of stock and dividends to shareholders of $4.1 million and $2.2 million, respectively, partially offset by a $18.1 million increase in short-term borrowed funds, a $1.8 million increase in common stock from stock option exercises and the issuance of $22.5 million of the Company's Senior Notes, bearing interest at 7.11 percent and maturing in February of 2006.

The Company uses cash flows from operating and financing activities primarily to invest in securities and loans. During the first three months of 1997, net disbursements of loans were $21.6 million compared to net repayments of loans of $800,000 during the same period in 1996. The Company continued to grow its investment securities portfolio in 1997, reflected in the $39.3 million increase in investment securities, net of maturities and sales, for the first three months of 1997, compared to an increase of $22.0 million during the same period of 1996. Costs related to the new facility to consolidate the Company's operations and back office functions to Fairfield, California, were the main reason for the $2.4 million increase in purchases of property, plant and equipment, during the first three months of 1996.

The Company anticipates increasing its cash level from operations through the end of 1997 due to increased profitability and retained earnings. For the same period, it is anticipated that the investment securities portfolio and demand for loans will moderately increase. The growth in deposit balances is expected to follow the anticipated growth in loan and investment balances through the end of 1997.


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $245.4 million at March 31, 1997, representing an increase of $15.0 million or 7 percent from March 31, 1996 and an increase of $6.4 million, or 3 percent, from December 31, 1996. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 9.4 percent at March 31, 1997, from 9.2 percent a year ago. The ratio of Tier I capital to risk-adjusted assets was 12.76 percent at March 31, 1997 compared to 12.98 percent at March 31, 1996 and
12.61 percent at December 31, 1996. Total capital to risk-adjusted assets was 15.09 percent at March 31, 1997 compared to 15.38 percent at March 31, 1996 and 14.96 percent at December 31, 1996.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                        At March 31      December 31
                                        -------------    -----------
                                         1997      1996         1996
                                       ------    ------       ------
Tier I Capital                          12.76%    12.98%       12.61%
Total Capital                           15.09%    15.38%       14.96%
Leverage ratio                           9.41%     9.19%        9.20%

The risk-based capital ratios declined at March 31, 1997 compared to March 31, 1996 as the increase in total assets outpaced the growth in equity. In addition, the level of risk-adjusted assets increased, due to the increase in loan balances. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized".

Since the beginning of 1994, the Board of Directors of the Company has authorized the repurchase of 914,050 shares of common stock from time to time, subject to appropriate regulatory and other accounting requirements. These purchases are made periodically in the open market and lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements. Pursuant to this program, 674,050 shares had been purchased through December 31, 1996 and 12,500 were purchased during the first quarter of 1997.


Interim Periods

Acquisition

On April 12, 1997, the merger of ValliCorp Holdings, Inc. ("ValliCorp"), parent of ValliWide Bank, with and into the Company became effective as of 12:01 a.m. Pacific Time. The merger, which was announced on November 12, 1996, was approved by a majority of the Company's and of ValliCorp's shareholders on February 24, 1997. Federal Reserve Board approval was received on March 19, 1997. Under the terms of the Agreement and plan of Reorganization among ValliCorp, ValliWide bank and the Company, dated November 11, 1996, as amended ("Agreement and Plan of Reorganization"), each share of ValliCorp Common Stock will be exchanged for .3479 shares of the Company's Common Stock. The exchange ratio of .3479 was calculated pursuant to the Agreement and Plan of Reorganization. No gain or loss for tax purposes will be recognized by ValliCorp shareholders, except with respect of cash received in lieu of fractional shares. Based on the closing price of the Company's Common Stock on April 11, 1997, the acquisition was values at approximately $290 million or $20.11 per share.


New Statements of Financial Accounting Standards

In February, 1997, the Financial Accounting Standards
Board (FASB) issued Statement of Financial Accounting
Standards No. 128,  "Earnings per Share" ("SFAS
128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented.

The pro forma EPS amounts computed using this statement for the three-month periods ended March 31, 1997 and 1996 are as follows:

                                                           Per Share
Quarter Ended March 31, 1997        Net Income   Shares       Amount
(Dollars and shares in thousands,   --------- ---------    ---------
  except per share amounts)
Basic EPS:
  Income available to common
  shareholders                         $9,954     9,435        $1.06
Effect of Dilutive Securities:
  Stock options outstanding                --       219
                                      -------   -------
Diluted EPS:
  Income available to common
  shareholders plus assumed
  conversions                          $9,954     9,654        $1.03
                                      =======   =======      =======


                                                           Per Share
Quarter Ended March 31, 1996        Net Income   Shares       Amount
(Dollars and shares in thousands,   --------- ---------    ---------
  except per share amounts)
Basic EPS:
  Income available to common
  shareholders                         $9,148     9,768        $0.94
Effect of Dilutive Securities:
  Stock options outstanding                --       159
                                      -------   -------
Diluted EPS:
  Income available to common
  shareholders plus assumed
  conversions                          $9,148     9,927        $0.92
                                      =======   =======      =======

In February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure" (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement is effective for financial statements for periods ending after December 15, 1997. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial positions or results of operations.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    WESTAMERICA BANCORPORATION
                                    (Registrant)



Date: May 2, 1997                   /s/ DENNIS R. HANSEN
                                    --------------------
                                    Dennis R. Hansen
                                    Senior Vice President
                                    and Controller











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

         Item 5 - Other Information

                  None

         Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibit 11:
                  Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common
                  Shares Assuming Full Dilution

           (b)    Report on Form 8-K :
                  On April 22, 1997, the Company filed a report on Form 8-K announcing that on April 12, 1997, the merger of ValliCorp Holdings, Inc. ("ValliCorp"), parent company of ValliWide Bank, with and into Westamerica Bancorporation (the "Company") became effective as of 12:01 a.m. Pacific Time. The merger, which was announced on November 12, 1996, was approved by a majority of the Company's and ValliCorp's shareholders on February 24, 1997.







WESTAMERICA BANCORPORATION
Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common
Shares Assuming Full Dilution


                                                  Three months ended
                                                      March  31,
                                                 --------------------
(In thousands, except per share data)              1997         1996
                                                -------      -------
Weighted average number of common shares
  outstanding                                     9,435        9,768
Add exercise of options reduced by the
  number of shares that could have
  been purchased with the proceeds
  from such exercise                                219          159
                                                -------      -------
Total                                             9,654        9,927
                                                =======      =======

Net income                                       $9,954       $9,148


Fully-diluted earnings per share                  $1.03        $0.92
                                                 ======       ======

Primary earnings per share                        $1.06        $0.94
                                                 ======       ======