Form 10-Q
period 1997-06-30
WESTAMERICA BANCORPORATION
filed 1997-08-14
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


 FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For Quarter Ended June 30, 1997

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

 Title  of  Class

 Common Stock,
 No Par Value


Shares outstanding as of August 7, 1997
 14,393,180

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
     (In thousands)

                                                                (Unaudited)
                                                                  June 30,
                                                       ------------------------   December 31,
                                                           1997          1996 *         1996 *
                                                       --------        --------   ------------
ASSETS
  Cash and cash equivalents                            $231,007        $333,523       $355,177
  Money market assets                                       250             250            250
  Investment securities available for sale              907,750         846,771        892,461
  Investment securities held to maturity,
     with market values of:                             230,578         237,263        215,432
        $232,114 at June 30, 1997
        $236,088 at June 30, 1996
        $218,009 at December 31, 1996
  Loans, net of reserve for loan losses of:           2,218,296       2,193,211      2,236,319
         $50,742 at June 30, 1997
         $46,615 at June 30, 1996
         $50,920 at December 31, 1996
  Other real estate owned                                 7,286           9,401          9,912
  Premises and equipment, net                            61,593          57,130         63,968
  Interest receivable and other assets                   93,299          83,555         93,255
                                                    -----------     -----------    -----------
        Total assets                                 $3,750,059      $3,761,104     $3,866,774
                                                    ===========     ===========    ===========
LIABILITIES
  Deposits:
    Non-interest bearing                               $797,618        $746,616       $834,964
    Interest bearing:
      Transaction and savings                         1,521,778       1,510,976      1,569,022
      Time                                              798,048         837,880        824,714
                                                    -----------     -----------    -----------
      Total deposits                                  3,117,444       3,095,472      3,228,700
  Funds purchased                                       151,460         222,183        167,447
  Liability for interest, taxes and
    other expenses                                       36,674          24,567         32,483
  Notes and mortgages payable                            57,500          63,387         58,865
                                                    -----------     -----------    -----------
        Total liabilities                             3,363,078       3,405,609      3,487,495

SHAREHOLDERS' EQUITY
  Authorized - 50,000 shares
  Common stock issued and outstanding:                  195,901         175,933        187,210
          14,397 at June 30, 1997
          14,221 at June 30, 1996
          14,296 at December 31, 1996
  Unrealized gain on securities available for sale,
      net of taxes                                       10,966             243          6,019
  Retained earnings                                     180,114         179,319        186,050
                                                    -----------     -----------    -----------
        Total shareholders' equity                      386,981         355,495        379,279
                                                    -----------     -----------    -----------
        Total liabilities and
             shareholders' equity                    $3,750,059      $3,761,104     $3,866,774
                                                    ===========     ===========    ===========

   * Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc., on a pooling-of-interests basis.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                    (Unaudited)              (Unaudited)
                                                Three months ended        Six months ended
                                                     June 30,                  June 30,
                                                 1997       1996 *         1997       1996 *
                                              -------      -------     --------     --------
INTEREST INCOME
Loans                                         $50,693      $51,291     $100,373     $102,985
Money market assets and funds sold                178        1,144        1,602        2,361
Investment securities:
  Available for sale
    Taxable                                    11,544       10,116       22,662       20,263
    Tax-exempt                                  2,098        1,846        3,519        3,651
  Held to maturity
    Taxable                                     1,185        1,607        2,108        3,480
    Tax-exempt                                  1,718        1,752        3,678        3,612
                                            ---------    ---------    ---------     ---------
    Total interest income                      67,416       67,756      133,942      136,352

INTEREST EXPENSE
Transaction deposits                            1,628        1,552        3,304        3,123
Savings deposits                                7,072        6,906       14,171       13,984
Time deposits                                  10,362       10,419       20,675       21,190
Funds purchased                                 1,857        2,794        3,862        5,600
Notes and mortgages payable                       997        1,085        2,007        1,974
                                            ---------    ---------    ---------     ---------
    Total interest expense                     21,916       22,756       44,019       45,871
                                            ---------    ---------    ---------     ---------
NET INTEREST INCOME                            45,500       45,000       89,923       90,481

Provision for loan losses                       1,050        2,802        4,600        6,002
                                            ---------    ---------    ---------     ---------
Net interest income after
  provision for loan losses                    44,450       42,198       85,323       84,479

NON-INTEREST INCOME
Service charges on deposit accounts             5,284        5,145       10,632       10,132
Merchant credit card                            1,042        1,321        2,029        2,322
Mortgage banking                                  376          451          720        1,004
Financial services commissions                    271          199          464          343
Trust fees                                        123           92          230          173
Securities gain                                   125           22          136           47
Other                                           2,256        1,760        5,054        3,453
                                            ---------    ---------    ---------     ---------
    Total non-interest income                   9,477        8,990       19,265       17,474

NON-INTEREST EXPENSE
Salaries and related benefits                  21,995       14,453       37,217       30,553
Occupancy                                       8,159        4,126       15,748        8,276
Equipment                                       4,320        2,434        6,724        4,926
Data processing                                 1,851        1,472        3,411        2,985
Professional fees                               5,060        1,345        8,022        2,527
Other real estate owned                           249          279          841          609
Other                                           7,540        7,181       13,782       18,380
                                            ---------    ---------    ---------     ---------
    Total non-interest expense                 49,174       31,290       85,745       68,256

INCOME BEFORE INCOME TAXES                      4,753       19,898       18,843       33,697
 Provision for income taxes                     1,939        6,790        6,665       11,229
                                            ---------    ---------    ---------     ---------
NET INCOME                                     $2,814      $13,108      $12,178      $22,468
                                            =========    =========    =========     =========
Average shares outstanding                     14,357       14,307       14,336       14,332

PER SHARE DATA
Earnings per share                              $0.20        $0.92        $0.85        $1.57
Dividends paid                                   0.26         0.23         0.52         0.46

 * Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc., on a pooling-of-interests basis.

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

                                                        (Unaudited)
                                                      For the six months
                                                        ended June 30,
                                                      1997       1996 *
                                                   -------      -------
OPERATING ACTIVITIES
Net income                                         $12,178      $22,468
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      4,238        4,924
  Loan loss provision                                4,600        6,002
  Amortization of deferred net loan fees              (519)        (873)
  Decrease (increase) in interest
     income receivable                                 968         (342)
  Increase in other assets                          (3,080)     (10,947)
  Decrease in income taxes payable                  (4,123)        (305)
  (Decrease) increase in interest
     expense payable                                   (96)       1,028
  Increase (decrease) in other liabilities           6,948       (5,107)
  Gain on sales of investment securities              (136)         (47)
  Gain on sales of branches                           (678)          --
  Net loss on sales/write-down of equipment            193           70
  Originations of loans for resale                  (6,985)     (39,254)
  Proceeds from sale of loans
     originated for resale                          14,650       43,345
  Net gain on sale of property
      acquired in satisfaction of debt                (624)         (95)
  Write-down on property
      acquired in satisfaction of debt                 940          548
                                                  --------     --------
    Net cash provided by
        operating activities                        28,474       21,415

INVESTING ACTIVITIES
Net repayments of loans                              5,670        9,825
Purchases of investment securities
    available for sale                            (191,274)    (176,667)
Purchases of investment securities
    held to maturity                               (51,097)     (10,634)
Purchases of property, plant and equipment          (3,148)     (13,075)
Proceeds from maturity of securities
    available for sale                             162,445      169,647
Proceeds from maturity of securities
    held to maturity                                35,951       79,228
Proceeds from sale of securities
    available for sale                              22,153       35,111
Proceeds from sale of property and equipment         1,502        4,267
Proceeds from property
      acquired in satisfaction of debt               3,185        3,631
                                                  --------     --------
   Net cash (used in) provided by
       investing activities                        (14,613)     101,333

FINANCING ACTIVITIES
Net decrease in deposits                          (111,256)    (175,434)
Net (decrease) increase in short-term borrowings   (15,987)      40,561
Additions to notes payable                              --       22,500
Repayments of notes payable                         (1,365)      (4,413)
Exercise of stock options/issuance of shares        10,994        3,453
Retirement of stock                                (15,066)     (12,973)
Dividends paid                                      (5,351)      (5,826)
                                                  --------     --------
   Net cash used in
       financing activities                       (138,031)    (132,132)
   Net decrease in cash
          and cash equivalents                    (124,170)      (9,384)
Cash and cash equivalents at
    beginning of year                              355,177      342,907
                                                 ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $231,007     $333,523
                                                 =========    =========

Supplemental disclosures:
  Loans transferred to other
     real estate owned                                 875        5,573
  Unrealized net gain (loss) on securities
     available for sale                              4,950         (912)
  Interest paid for the period                      44,232       45,669
  Income tax payments for the period                10,114       12,918

 * Restated on a historical basis to reflect the April 12, 1997, acquisition of ValliCorp Holdings, Inc., on a pooling-of-interests basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County and Community Banker Services Corporation, reported second quarter 1997 net income of $2.8 million or $.20 per share. On a year-to-date basis, the Company reported net income of $12.2 million, or $.85 per share. Second quarter 1997 income was impacted by one-time charges resulting from the merger of the Company with ValliCorp Holdings, Inc. (the "Merger"). These charges approximate $18.8 million pre-tax or $12.8 million after tax. In addition to historical information, this discussion includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis. This report, which includes consolidated financial statements prepared in conformity with generally accepted accounting principles, should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1996.


Acquisition

On April 12, 1997, the Company completed the acquisition of ValliCorp Holdings, Inc. ("ValliCorp"), parent company of ValliWide Bank, on a pooling-of-interests basis and, accordingly, the Company's historical consolidated results have been restated. Under the terms of the Agreement and Plan of Reorganization among ValliCorp, ValliWide Bank and the Company, each share of ValliCorp Common
Stock was exchanged for .3479 shares of the Company's Common Stock.
No gain or loss for tax purposes was recognized by ValliCorp shareholders, except with respect to cash received in lieu of fractional shares. Based on the closing price of the Company's
Common Stock on April 11, 1997, the acquisition was valued at approximately $290 million or $20.11 per share. On June 20, 1997, ValliWide Bank, ValliCorp's only bank subsidiary, merged with and into Westamerica Bank.

The following summarizes the separate results of the combined entities for the periods shown prior to the combination:

(In thousands, except per share data)

                                                                          Restated
                                         Westamerica                      Combined
                                         Bancorporation    ValliCorp     Results *
                                         --------------    ---------     ---------
Three months ended 6/30/96
  Net interest income                          $27,928       $17,085       $45,000
  Net income                                     9,352         3,768        13,108
  Earnings per share                              0.96          0.28          0.92

Six months ended 6/30/96
  Net interest income                           56,145        34,350        90,481
  Net income                                    18,499         3,985        22,468
  Earnings per share                              1.90          0.30          1.57

At June 30, 1996
  Total assets                               2,504,881     1,259,058     3,761,104
  Total shareholders' equity                   233,776       123,551       355,495

 * On June 30, 1996, the Company owned 115,500 shares of ValliCorp Common Stock. Amounts indicated have been adjusted to eliminate these shares as a result of the Merger.

Components of Net Income

Following is a summary of the components of net income for the periods indicated:

                                       For the three               For the six
                                       months ended                months ended
                                          June 30,                   June 30,
                                  ---------------------       ---------------------
(In millions)                       1997          1996          1997          1996
                                  ------        -------       ------        -------
Net interest income*               $47.8         $46.9         $94.4         $94.2
Provision for loan losses           (1.1)         (2.8)         (4.6)         (6.0)
Non-interest income                  9.5           9.0          19.3          17.5
Non-interest expense               (49.2)        (31.3)        (85.7)        (68.3)
Provision for income taxes*         (4.2)         (8.7)        (11.2)        (14.9)
                                  ------        ------        ------        ------
Net income                          $2.8         $13.1         $12.2         $22.5
                                   =====         =====         =====         =====

Average total assets            $3,729.3      $3,748.3      $3,753.6      $3,760.2
Net income (annualized) as
a percentage of average
total assets                        0.30%         1.41%         0.65%         1.20%
---------------

* Fully taxable equivalent basis (FTE)

During the second quarter of 1997, the Company's net income was $10.3 million lower than the same period in 1996. During the quarter, the Company incurred approximately $18.8 million of one-time costs related to the Merger, partially offset by staff reductions and other cost controls, as operations were consolidated and efficiencies were achieved. In addition, the Company benefited from higher net interest income, a lower loan loss provision, higher non-interest income and reduced income taxes due to lower pre-tax income.

Comparing the first six months of 1997 to the prior year, net income decreased $10.3 million. The reasons for the reduction in net income for this period are similar to those given above as an explanation for the decrease in net income for the second quarter of 1997 compared to 1996.


Analysis of Net Interest Income and Margin

The Company continually manages its interest-earning assets and interest-bearing liabilities and the Company adapts rapidly to changes in market rates. Second quarter net interest income (FTE) was higher than the comparable period in 1996 by $900,000, as the favorable effect of a higher level of earning assets and increased balances of low-cost deposits which resulted in lower cost of funds, were partially offset by lower yields on earning assets. In addition, the FTE adjustment increased from the same period of 1996 due to an increase in the Company's average balance of tax-exempt investment securities and loans. For the six months ended June 30, 1997, net interest income increased $200,000. The reasons for this change are largely similar to those described above that explain the increase between second quarter of 1997 and second quarter of 1996.

These variances are shown in the components of net interest income and in the analysis of net interest margin summarized as follows for the periods indicated:

Net Interest Income

                                       For the three               For the six
                                       months ended                months ended
                                          June 30,                   June 30,
(In millions)                     ---------------------       ---------------------
                                    1997          1996          1997          1996
                                  ------        -------       ------        -------
Interest income                    $67.4         $67.8        $133.9        $136.4
Interest expense                   (21.9)        (22.8)        (44.0)        (45.9)
FTE adjustment                       2.3           1.9           4.5           3.7
                                 -------       -------       -------       -------
  Net interest income (FTE)        $47.8         $46.9         $94.4         $94.2
                                  ======        ======        ======        ======
Average earning assets          $3,384.0      $3,406.5      $3,412.4      $3,416.2
Net interest margin (FTE)           5.67%         5.54%         5.58%         5.54%

Second quarter loan fees, excluding deferrals of $1.8 million, included in interest income on loans, were $800,000 higher than in the same period of 1996. On a year-to-date basis, loan fees excluding deferrals were $800,000 higher than the comparable period in 1996. In both cases, the increases were due to the increase level of loan originations.


Net Interest Margin (FTE)

                                       For the three               For the six
                                       months ended                months ended
                                          June 30,                   June 30,
                                  ---------------------       ---------------------
                                    1997          1996          1997          1996
                                  -------       -------       -------       -------
Yield on earning assets             8.27%         8.22%         8.18%         8.24%
Cost of interest-bearing
   liabilities                      3.44%         3.46%         3.43%         3.47%
                                 --------      --------      --------      --------
  Net interest spread               4.83%         4.76%         4.75%         4.77%

Impact of non-interest
    bearing demand                  0.84%         0.78%         0.83%         0.77%
                                 --------      --------      --------      --------
    Net interest margin             5.67%         5.54%         5.58%         5.54%
                                 ========      ========      ========      ========

The net interest margin during the second quarter of 1997 was 13 basis points higher than the same period in 1996. The average yield on earning assets in 1997 was five basis points higher than in 1996 as the Company benefited from a 32 basis point increase in investment securities yields. This was mostly due to increased balances of tax-free securities and the restatement of the fully taxable equivalent adjustment on a consolidated basis after the Merger, not previously accounted for by ValliCorp. Furthermore, the rate paid on interest-bearing liabilities decreased two basis points from the second quarter of 1996;
this effect was in addition to the favorable impact of higher non-interest bearing demand deposits.

For the first six months of 1997, the net interest margin was four basis points higher than the first six months of 1996. A four basis point decrease in the rate paid on interest-bearing liabilities, combined with the favorable impact of an increase in non-interest bearing demand balances, was partially offset by a six basis point decrease in earning-asset yields, mainly due to lower loan yields only partially offset by higher yields on the Company's securities portfolio.

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

                                               For the three months ended
                                                     June 30, 1997
-------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
-------------------------------------------------------------------------
Assets
Money market assets and funds sold              $12,573     $178     5.68 %
Investment securities:
  Taxable                                       877,035   12,729     5.82
  Tax-exempt                                    243,939    5,450     8.96
Loans:
  Commercial                                  1,372,867   31,903     9.32
  Real estate construction                       91,106    2,476    10.90
  Real estate residential                       359,881    7,116     7.93
  Consumer                                      426,632    9,883     9.29
----------------------------------------------------------------
Earning assets                                3,384,033   69,735     8.27

Other assets                                    345,303
--------------------------------------------------------
    Total assets                             $3,729,336
========================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $768,157      $--       -- %
  Savings and interest-bearing
    transaction                               1,543,980    8,700     2.26
  Time less than $100,000                       482,560    6,124     5.09
  Time $100,000 or more                         321,950    4,238     5.28
----------------------------------------------------------------
    Total interest-bearing deposits           2,348,490   19,062     3.26
Funds purchased                                 150,857    1,857     4.94
Notes and mortgages payable                      58,126      997     6.88
----------------------------------------------------------------
  Total interest-bearing liabilities          2,557,473   21,916     3.44
Other liabilities                                28,519
Shareholders' equity                            375,187
--------------------------------------------------------
  Total liabilities and shareholders' equity $3,729,336
========================================================
Net interest spread (1)                                              4.83 %
Net interest income and interest margin (2)              $47,819     5.67 %
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

                                               For the three months ended
                                                     June 30, 1996
---------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------
Assets
Money market assets and funds sold              $83,575   $1,144     5.51 %
Investment securities:
  Taxable                                       813,175   11,723     5.80
  Tax-exempt                                    271,252    5,063     7.51
Loans:
  Commercial                                  1,339,102   31,400     9.43
  Real estate construction                      126,647    3,314    10.52
  Real estate residential                       304,864    6,199     8.18
  Consumer                                      467,839   10,800     9.28
-----------------------------------------------------------------
Earning assets                                3,406,454   69,643     8.22

Other assets                                    341,850
---------------------------------------------------------
    Total assets                             $3,748,304
=========================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $728,452      $--       -- %
  Savings and interest-bearing
    transaction                               1,536,275    8,458     2.21
  Time less than $100,000                       520,698    6,419     4.96
  Time $100,000 or more                         307,191    4,000     5.24
-----------------------------------------------------------------
    Total interest-bearing deposits           2,364,164   18,877     3.21
Funds purchased                                 220,058    2,794     5.11
Notes and mortgages payable                      63,387    1,085     6.88
-----------------------------------------------------------------
  Total interest-bearing liabilities          2,647,609   22,756     3.46
Other liabilities                                19,381
Shareholders' equity                            352,862
---------------------------------------------------------
  Total liabilities and shareholders' equity $3,748,304
=========================================================
Net interest spread (1)                                              4.76 %
Net interest income and interest margin (2)              $46,887     5.54 %
============================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.

                                              For the six months ended
                                                   June 30, 1997
-------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
-------------------------------------------------------------------------
Assets
Money market assets and funds sold              $58,811   $1,602     5.49 %
Investment securities:
  Taxable                                       866,599   24,770     5.76
  Tax-exempt                                    236,632   10,375     8.84
Loans:
  Commercial                                  1,362,806   62,305     9.22
  Real estate construction                       96,131    5,085    10.67
  Real estate residential                       357,465   14,315     8.08
  Consumer                                      433,976   19,994     9.29
---------------------------------------------------------------
Earning assets                                3,412,420  138,446     8.18

Other assets                                    341,138
-------------------------------------------------------
    Total assets                             $3,753,558
=======================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $759,253      $--       -- %
  Savings and interest-bearing
    transaction                               1,561,912   17,475     2.26
  Time less than $100,000                       488,836   12,276     5.06
  Time $100,000 or more                         322,121    8,399     5.26
---------------------------------------------------------------
    Total interest-bearing deposits           2,372,869   38,150     3.24
Funds purchased                                 158,591    3,862     4.91
Notes and mortgages payable                      58,300    2,007     6.94
---------------------------------------------------------------
  Total interest-bearing liabilities          2,589,760   44,019     3.43
Other liabilities                                28,436
Shareholders' equity                            376,109
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,753,558
=======================================================
Net interest spread (1)                                              4.75 %
Net interest income and interest margin (2)              $94,427     5.58 %
=========================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.

                                              For the six months ended
                                                   June 30, 1996
---------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------
Assets
Money market assets and funds sold              $85,336   $2,361     5.56 %
Investment securities:
  Taxable                                       840,919   23,743     5.68
  Tax-exempt                                    260,631   10,145     7.83
Loans:
  Commercial                                  1,318,511   62,433     9.52
  Real estate construction                      127,280    6,641    10.49
  Real estate residential                       308,965   12,835     8.35
  Consumer                                      474,571   21,878     9.27
-----------------------------------------------------------------
Earning assets                                3,416,213  140,036     8.24

Other assets                                    343,999
---------------------------------------------------------
    Total assets                             $3,760,212
=========================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $726,446      $--       -- %
  Savings and interest-bearing
    transaction                               1,555,077   17,107     2.21
  Time less than $100,000                       527,926   13,280     5.06
  Time $100,000 or more                         298,853    7,910     5.32
-----------------------------------------------------------------
    Total interest-bearing deposits           2,381,856   38,297     3.23
Funds purchased                                 218,034    5,600     5.17
Notes and mortgages payable                      57,191    1,974     6.94
-----------------------------------------------------------------
  Total interest-bearing liabilities          2,657,081   45,871     3.47
Other liabilities                                25,510
Shareholders' equity                            351,175
---------------------------------------------------------
  Total liabilities and shareholders' equity $3,760,212
=========================================================
Net interest spread (1)                                              4.77 %
Net interest income and interest margin (2)              $94,165     5.54 %
============================================================================

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

---------------------------------------------------------------------------
(In thousands)                                     Three months ended
                                                     June 30, 1997
                                               compared with three months
                                                  ended June 30, 1996
                                             -----------------------------
                                                 Volume     Rate    Total
---------------------------------------------------------------------------

Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold            ($1,003)     $37    ($966)
  Investment securities:
    Taxable                                         962       44    1,006
    Tax-exempt                                     (399)     786      387
  Loans:
    Commercial                                      937     (434)     503
    Real estate construction                       (960)     122     (838)
    Real estate residential                       1,101     (184)     917
    Consumer                                       (925)       8     (917)
---------------------------------------------------------------------------
      Total loans                                   153     (488)    (335)
---------------------------------------------------------------------------
Total (decrease) increase in interest
    and fee income                                 (287)     379       92
---------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                         47      195      242
    Time less than $ 100,000                       (463)     168     (295)
    Time $ 100,000 or more                          203       35      238
---------------------------------------------------------------------------
     Total (decrease) increase
         in interest-bearing deposits              (213)     398      185
  Funds purchased                                  (847)     (90)    (937)
  Notes and mortgages payable                       (87)      (1)     (88)
---------------------------------------------------------------------------
    Total(decrease) increase in
            interest expense                     (1,147)     307     (840)
---------------------------------------------------------------------------
   Increase in net
        interest income (1)                        $860      $72     $932
===========================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Rate and volume variances.

---------------------------------------------------------------------------
(In thousands)                                     Six months ended
                                                     June 30, 1997
                                                compared with six months
                                                  ended June 30, 1996
                                             ------------------------------
                                                 Volume     Rate    Total
---------------------------------------------------------------------------

Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold              ($729)    ($30)   ($759)
  Investment securities:
    Taxable                                         686      341    1,027
    Tax-exempt                                     (565)     795      230
  Loans:
    Commercial                                   (2,442)   2,314     (128)
    Real estate construction                     (1,669)     113   (1,556)
    Real estate residential                       1,879     (399)   1,480
    Consumer                                     (1,933)      49   (1,884)
---------------------------------------------------------------------------
      Total loans                                (4,165)   2,077   (2,088)
---------------------------------------------------------------------------
Total (decrease) increase in interest and
    fee income                                   (4,773)   3,183   (1,590)
---------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                         67      301      368
    Time less than $ 100,000                     (1,019)      15   (1,004)
    Time $ 100,000 or more                          579      (90)     489
---------------------------------------------------------------------------
     Total (decrease) increase
         in interest-bearing deposits              (373)     226     (147)
  Funds purchased                                (1,471)    (267)  (1,738)
  Notes and mortgages payable                        33        0       33
---------------------------------------------------------------------------
     Total decrease in interest expense          (1,811)     (41)  (1,852)
---------------------------------------------------------------------------
   (Decrease) increase in net
        interest income (1)                     ($2,962)  $3,224     $262
===========================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. Maintenance of credit quality standards allowed the Company to reduce the level of its provision for loan losses to $1.1 million in the second quarter of 1997, $1.8 million lower than the same period in 1996. On a year-to-date basis, the $4.6 million provision for loan losses in 1997 was $1.4 million lower than the first six months of 1996. This provision includes $2.5 million booked at ValliCorp prior to the merger, conforming to Westamerica Bancorporation's different workout strategy for loans and properties acquired in the merger.

For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.

                                       For the three               For the six
                                       months ended                months ended
(In millions)                             June 30,                   June 30,
                                  ---------------------       ---------------------
                                    1997          1996          1997          1996
                                  ------        -------       ------        -------
Deposit account fees               $5.28         $5.15        $10.63        $10.13
Merchant credit card                1.04          1.32          2.03          2.32
Mortgage banking income             0.38          0.45          0.72          1.00
Financial services
  commissions                       0.27          0.20          0.46          0.34
Trust fees                          0.12          0.09          0.23          0.17
Net investment
  securities gain                   0.13          0.02          0.14          0.05
Other non-interest income           2.26          1.76          5.06          3.46
                                  ------        ------        ------        ------
  Total                            $9.48         $8.99        $19.27        $17.47
                                  ======        ======        ======        ======

The $490,000 increase in non-interest income during the second quarter of 1997 compared to the second quarter of 1996, included $130,000 higher deposit account fees, $70,000 higher financial services commissions resulting from increased share of fees earned by the agent managing certain investments of the Company's customers, and $30,000 higher trust fees. In addition, the sale of mortgage-backed securities resulted in $110,000 higher gains than in the prior year and the gain on sale of branches was the major contributor to the increase in the "Other" non-interest income category. Partially offsetting these favorable variances, merchant credit card income decreased $280,000 from the second quarter of 1996 due to a reduced level of activity, and mortgage banking fees were $70,000 lower than the same period mainly due to lower refinancing volume.

Comparing the first six months of 1997 to the same period of 1996, non-interest income increased $1.8 million. The largest contributor to this variance was a gain on sale of assets at ValliWide Bank prior to the merger with and into Westamerica Bank and after the merger of the holding companies, included in the "Other" non-interest income category variance of $1.6 million. In addition, deposit account fees were $500,000 higher than prior year principally due to higher account analysis and other transaction account fees, and financial services commissions and trust fees were $120,000 and $60,000, respectively, higher than the second quarter of 1996. The sale of securities resulted in a $90,000 higher gain than in prior year. Partially offsetting these favorable variances, merchant credit card fees and mortgage banking income were $290,000 and $280,000, respectively, lower than prior year due to the same reasons mentioned above for the second quarter of 1997 compared to the same period in 1996.

Non-interest Expense

The following table summarizes the components of non-interest expense for the periods indicated.

                                       For the three               For the six
                                       months ended                months ended
                                          June 30,                   June 30,
                                  ---------------------       ---------------------
(In millions)                       1997          1996          1997          1996
                                  ------        -------       ------        -------
Salaries and incentives           $20.75        $13.52        $33.83        $27.67
Other personnel                     1.25          0.93          3.39          2.88
Occupancy                           8.16          4.13         15.75          8.28
Equipment                           4.32          2.43          6.72          4.93
Data processing services            1.85          1.47          3.41          2.99
Professional fees                   5.06          1.35          8.02          2.53
Courier service                     0.78          0.76          1.60          1.37
Stationery and supplies             0.78          0.74          1.39          1.36
Postage                             0.70          0.59          1.28          1.19
Loan expense                        0.45          0.54          0.93          0.90
Marketing                           0.45          0.84          1.04          1.55
Merchant credit card                0.48          0.57          0.99          1.07
Operational losses                  0.23          0.20          0.53          0.41
Other real estate owned             0.25          0.28          0.84          0.61
Other non-interest expense          3.66          2.94          6.03         10.52
                                 -------       -------       -------       -------
Total                             $49.17        $31.29        $85.75        $68.26
                                 =======       =======       =======       =======

During the second quarter of 1997, non-interest expense increased $17.88 million from the second quarter of 1996. Major increases from the second quarter of 1996 relate to one-time costs of approximately $18.75 million in connection with the Merger. These costs are mostly included in the increases shown in salaries and incentives principally due to an estimated $7.2 million in severance expenses, occupancy and equipment due to approximately $6.6 million in write-offs of unused premises and furniture, professional fees, which includes $3.9 million in investment banker costs, and $250,000 in data processing services due to contract termination related expenses. In addition, postage increased $110,000 due to additional customer mailings to disclose particulars of the ValliCorp merger and account characteristics. Stationery and supplies expenses increased $40,000 mainly due to inventory set-ups at the new branches joining the Company's network. Completing the increased variances in non-interest expense, operational losses and courier costs increased $30,000 and $20,000, respectively, from the second quarter of 1996. Reductions in non-interest expense from the second quarter of 1996 include $390,000 lower marketing expense and merchant credit card and other real estate owned related costs, $90,000 and $30,000, respectively.

Comparing the first six month of 1997 with the comparable period in 1996, non-interest expense increased $17.49 million. The reasons listed above for the variances between the second quarter of 1997 and the second quarter of 1996, are similar to those explaining the changes between the first six months of both years with the addition of certain items included in the first quarter of 1997, also related to the ValliCorp merger, such as increased professional fees and increased occupancy and furniture and equipment costs due to higher branch restructuring costs at ValliWide Bank prior to the merger with and into Westamerica
Bank. The decrease of $4.49 million in the Other category of non-interest expense is mainly due to merger and integration costs at ValliCorp during 1996 totaling $4.58 million.


Provision for Income Tax

During the second quarter of 1997, the Company recorded income tax expense of $1.9 million compared to $6.8 million in the second quarter of 1996. On a year-to-date basis, income tax expense was $6.7 million for 1997 compared to $11.2 million in 1996. The provision recorded for the first six months of 1997 represents an effective tax rate of 35.4 percent, compared to 33.3 percent for the first six months of 1996. The provision for income taxes for all periods presented is directly attributable to the respective level of earnings and the non-tax deductible expenses incurred in connection with mergers and acquisitions.

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

                                         June 30,       December 31,
(In millions)                     --------------------  -------------
                                    1997          1996          1996
                                  ------        ------        ------
Classified loans                   $74.1         $85.9         $62.9
Other classified assets              7.3           9.4           9.9
                                  ------        ------        ------
Total classified assets            $81.4         $95.3         $72.8
                                  ======        ======        ======
Reserve for loan losses as
  a percentage of
  classified loans                    68%           54%           81%

Classified loans at June 30, 1997, decreased $11.8 million or 14 percent to $74.1 million from June 30, 1996, principally due to sales and pay-offs of loans with real estate collateral and transfers to the other real estate owned category. The $11.2 million increase of classified loans from December 31, 1996 was mainly due to increases in residential real estate loans and other loans with real estate collateral.


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

The following is a summary of non-performing assets on the dates indicated:

                                         June 30,       December 31,
(In millions)                     --------------------  ------------
                                    1997          1996          1996
                                 -------       -------       -------
Non-accrual loans:
  Performing                       $9.39         $2.18         $4.29
  Non-performing                   11.40         17.21         12.55
                                 -------       -------       -------
   Total non-accrual loans         20.79         19.39         16.84

Restructured loans                  0.22          0.26          0.22
Loans 90 days past due and
  still accruing                    0.55          3.04          1.74
                                 -------       -------       -------
 Total non-performing loans        21.56         22.69         18.80
                                 -------       -------       -------

Other real estate owned             7.29          9.40          9.91
                                 -------       -------       -------
Total non-performing assets       $28.85        $32.09        $28.71
                                 =======       =======       =======
Reserve for loan losses as
   a percentage of
   non-performing loans              235%          205%          271%

Performing non-accrual loans increased $7.21 million to $9.39 million at June 30, 1997 from $2.18 million at June 30, 1996 and increased $5.10 million from $4.29 million outstanding at December 31, 1996. The majority of the increases was due to reclassifications from non-performing into performing non-accrual loans that were not classified as such by ValliWide Bank prior to the merger with and into Westamerica Bank. Non-performing non-accrual loans of $11.40 million at June 30, 1997, decreased $5.81 million from June 30,
1996 and decreased $1.15 million from December 31, 1996.
These reductions were in part due to the mentioned reclassification from non-performing into performing non-accrual loans from ValliWide Bank's loans in addition to payoffs and write-offs of loans with real estate collateral and commercial loans. The
$211,000 and $262,000 decreases in other real estate owned balances from June 30, 1996 and December 31, 1996, respectively, were due to additions from non-accrual loans with real estate collateral net of liquidations, write-downs and sales.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and six months ended June 30, 1997, if all such loans had been current in accordance with their original terms, was $495,000 and $667,000, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and six months ended June 30, 1997 totaled $120,000 and $220,000, respectively, representing annualized yields of 2.45 percent and 3.28 percent, respectively. Cash payments received which were applied against the book balance of non-accrual loans outstanding at June 30, 1997, totaled $510,000.


Reserve for Loan Losses

It is the position of the Company that the level of the loan loss reserve is adequate to provide for losses that can be estimated based on anticipated specific and general conditions as determined by Management. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities and prevailing economic conditions. The reserve is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience. Criticized and classified loan balances are analyzed using both a linear regression model and standard allocation percentages. The results of these analyses are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on these loans are delinquent. While these factors are judgmental and may not be reduced to a purely mathematical formula, Management considers the reserve for loan losses, for the periods presented, to be adequate as a reserve against inherent losses. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required reserve levels.

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                       For the three               For the six
                                       months ended                months ended
                                          June 30,                   June 30,
(In millions)                     ---------------------       ---------------------
                                    1997          1996          1997          1996
                                  ------        -------       ------        -------
Balance, beginning
   of period                       $51.0         $46.5         $50.9         $48.5
Loan loss provision                  1.1           2.8           4.6           6.0

Loans charged off                   (2.3)         (3.7)         (6.7)         (9.9)
Recoveries of previously
  charged-off loans                  0.9           1.0           1.9           2.0
                                 -------       -------       -------       -------
  Net credit losses                 (1.4)         (2.7)         (4.8)         (7.9)
                                 -------       -------       -------       -------
Balance, end of period             $50.7         $46.6         $50.7         $46.6
                                 =======       =======       =======       =======
Reserve for loan losses
  as a percentage of
  loans outstanding                 2.24%         2.08%

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than 10 percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 1997 would not result in a fluctuation of net income exceeding 10 percent.

The Securities and Exchange Commission (SEC) has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 30, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1996 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K. At June 30, 1997 and 1996, the Company had no derivative financial instruments outstanding.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At June 30, 1997, investment securities available for sale totaled $907.8 million. This represents an increase of $61.0 million from June 30, 1996.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 1997 and 1996 was the main contributor to the cash flows from operations for such periods of $28.5 million and $21.4 million, respectively.

Cash flows are provided by and used in financing activities, primarily customer deposits, short-term borrowings from banks, extensions of long-term debt and repurchases of the Company's Common Stock. During the first six months of 1997, $138.0 million was used by financing activities, including a $111.3 million decrease in deposits, a $16.0 million decrease in short-term borrowings, a $15.1 million outflow used for purchasing the Company's common stock, dividends paid in the amount of $5.4 million and repayments of long-term debt for $1.4 million. These uses of cash were partially offset by $11.0 million provided by the issuance of new shares of common stock, principally for stock option exercises.
This compares to the first six months of 1996 when $132.1 million was used in financing activities, as a $175.4 million decrease in deposits combined with other cash flow uses including retirement of stock and dividends to shareholders of $13.0 million and $5.8 million, respectively, and repayments of long-term debt of $4.4 million, were partially offset by a $40.6 million increase in short-term borrowed funds, the issuance of $22.5 million of the Company's Senior Notes and a $3.5 million increase in common stock from stock option exercises.

The Company uses cash flows from operating and financing activities primarily to invest in securities and loans. During the first six months of 1997, net repayments of loans were $5.7 million compared to $9.8 million during the same period in 1996. The Company continued to grow its investment securities portfolio in 1997, reflected in the $22.0 million increase in investment securities, net of maturities and sales, for the first six months of 1997, compared to a decrease of $83.6 million during the same period of 1996. Costs related to the new facility to consolidate the Company's operations and back office functions to Fairfield, California, were the main reason for the $13.1 million in purchases of property, plant and equipment, during the first six months of 1996.

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

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $387.0 million at June 30, 1997, representing an increase of $31.5 million or 9 percent from June 30, 1996 and an increase of $7.7 million, or 2 percent, from December 31, 1996. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 10.3 percent at June 30, 1997, from 9.5 percent a year ago and 9.8 percent as of December 31, 1996. The ratio of Tier I capital to risk-adjusted assets was 12.68 percent at June 30, 1997, compared to 12.95 percent at June 30, 1996 and 12.96 percent at December 31, 1996. Total capital to risk-adjusted assets was 14.64 percent at June 30, 1997 compared to 14.96 percent at June 30, 1996 and 14.95 percent at December 31, 1996.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                         June 30,       December 31,
                                  --------------------  -------------
                                    1997          1996          1996
                                  ------        ------        ------
Tier I Capital                     12.68%        12.95%        12.96%
Total Capital                      14.64%        14.96%        14.95%
Leverage ratio                      9.67%         9.26%         9.27%

The risk-based capital ratios decreased at June 30, 1997 compared to June 30, 1996 as the increase in risk weighted assets outpaced the growth in total equity, due in part to the increase in loan balances and other assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized".

Since the beginning of 1994, the Board of Directors of the Company has authorized the repurchase of 914,050 shares of common stock from time to time, subject to appropriate regulatory and other accounting requirements. These purchases are made periodically in the open market and lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements. Pursuant to this program, 674,050 shares had been purchased through December 31, 1996, 12,500 were purchased during the first quarter of 1997 and 168,200 were purchased during the second quarter of 1997.

Interim Periods

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

The pro forma EPS amounts computed using this statement for the three and six-month periods ended June 30, 1997 and 1996 are as follows:

                                     For the three months
(Dollars and shares in                ended June 30, 1997
 thousands except per         --------------------------------------
 share amounts)                                            Per Share
                              Net Income        Shares        Amount
                              ----------        ------     ---------

Basic EPS:
  Income available to common
  shareholders                    $2,814       $14,357         $0.20
Effect of Dilative Securities:
  Stock options outstanding           --           268
                                 -------       -------
Diluted EPS:
  Income available to common
  shareholders plus assumed
  conversions                     $2,814        14,625         $0.19
                                 =======       =======       =======

                                     For the three months
(Dollars and shares in                ended June 30, 1996
 thousands except per          -------------------------------------
 share amounts)                                            Per Share
                              Net Income        Shares        Amount
                               ---------     ---------     ---------
Basic EPS:
  Income available to common
  shareholders                   $13,108        14,307         $0.92
Effect of Dilative Securities:
  Stock options outstanding           --           287
                                 -------       -------
Diluted EPS:
  Income available to common
  shareholders plus assumed
  conversions                    $13,108        14,594         $0.90
                                ========       =======        ======

                                      For the six months
                                      ended June 30, 1997
(Dollars and shares in         -------------------------------------
 thousands except per                                      Per Share
 share amounts)               Net Income        Shares        Amount
                              ----------        ------     ---------
Basic EPS:
  Income available to common
  shareholders                   $12,178       $14,336         $0.85
Effect of Dilative Securities:
  Stock options outstanding           --           243
                                 -------       -------
Diluted EPS:
  Income available to common
  shareholders plus assumed
  conversions                    $12,178        14,579         $0.84
                                 =======       =======       =======

                                      For the six months
(Dollars and shares in                ended June 30, 1996
 thousands except per          -------------------------------------
 share amounts)                                            Per Share
                              Net Income        Shares        Amount
                               ---------     ---------     ---------
Basic EPS:
  Income available to common
  shareholders                   $22,468       $14,332         $1.57
Effect of Dilative Securities:
  Stock options outstanding           --           268
                                 -------       -------
Diluted EPS:
  Income available to common
  shareholders plus assumed
  conversions                    $22,468        14,600         $1.54
                                ========       =======        ======

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g., unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The Company is in the process of determining its preferred format. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective with the year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements of interim periods beginning in 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.


In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective with the year-end 1998 financial statements. No comparative information will be required for interim periods in the initial year of application.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         WESTAMERICA BANCORPORATION
                                         (Registrant)



Date: August 7, 1997                     /s/ DENNIS R. HANSEN
                                         --------------------
                                         Dennis R. Hansen
                                         Senior Vice President
                                         and Controller

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

            None

        Item 3 - Defaults upon Senior Securities

            None

        Item 4 - Submission of Matters to a Vote of Security Holders

            Proxies for the Annual Meeting of shareholders held on April 22, 1997, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 7,551,033 shares of the Common Stock of the Company, out of 9,444,222 shares outstanding, were present at the meeting. The following matters were submitted to a vote of the shareholders:

            1.- Election of directors:

                                                      Withheld/
                                                For   Exceptions
                                               ------    ------
                Etta Allen                  7,381,502   169,531
                Louis E. Bartolini          7,381,502   169,531
                Charles I. Daniels, Jr.     7,381,502   169,531
                Don Emerson                 7,381,502   169,531
                Arthur C. Latno, Jr.        7,381,502   169,531
                Patrick D. Lynch            7,381,502   169,531
                Catherine C. MacMillan      7,381,502   169,531
                Ronald A. Nelson            7,381,502   169,531
                Carl R. Otto                7,381,502   169,531
                David L. Payne              7,381,502   169,531
                Edward B. Sylvester         7,381,502   169,531

            2.- Ratification of independent certified public accountant firm.
                A proposal to ratify the selection of KPMG Peat Marwick LLP as independent certified public accountants for the Company for 1997.

                       For     : 7,441,189
                       Against :    30,978
                       Abstain :    78,526


            3.- Proposal to change the method of compensating the members who serve on the Board of Directors.

                       For     :   739,827
                       Against : 5,320,706
                       Abstain :   288,234



        Item 5 - Other Information

                None

        Item 6 - Exhibits and Reports on Form 8-K

            (a) Exhibit 11: Computation of Earnings Per Share on Common
                          and Common Equivalent Shares and on Common
                          Shares Assuming Full Dilution

            (b) Exhibit 27 : Financial Data Schedule


              Reports on Form 8-K: None