Form 10-Q
period 1997-09-30
WESTAMERICA BANCORPORATION
filed 1997-11-13
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997

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

Title  of  Class

Common Stock,
No Par Value


Shares outstanding as of November 6, 1997

14,304,970

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                   (Unaudited)
                                            ------------------------
                                                   September 30,      December 31,
                                                  1997       1996  *        1996 *
                                            ----------    ----------    ----------
ASSETS
Cash and cash equivalents                     $246,485      $342,867      $355,177
Money market assets                                250           250           250
Investment securities available for sale       974,149       876,701       892,461
Investment securities held to maturity,        234,731       219,744       215,432
    with market values of:
       $237,497 at September 30, 1997
       $220,620 at September 30,1996
       $218,009 at December 31,1996
Loans, net of reserve for loan losses of:    2,205,658     2,251,746     2,236,319
        $50,764 at September 30, 1997
        $49,795 at September 30,1996
        $50,920 at December 31,1996
Other real estate owned                          6,019         8,920         9,912
Premises and equipment, net                     53,336        64,804        63,968
Interest receivable and other assets            96,267        91,727        93,255
                                           -----------   -----------   -----------
   Total assets                             $3,816,895    $3,856,759    $3,866,774
                                           ===========   ===========   ===========



LIABILITIES
Deposits:
  Non-interest bearing                        $803,040      $789,217      $834,964
  Interest bearing:
    Transaction and savings                  1,494,522     1,583,727     1,569,022
    Time                                       807,614       847,149       824,714
                                           -----------   -----------   -----------
    Total deposits                           3,105,176     3,220,093     3,228,700
Short-term borrowed funds                      205,476       172,660       167,447
Liability for interest, taxes and
  other expenses                                49,690        33,366        32,483
Debt financing and notes payable                57,500        63,896        58,865
                                           -----------   -----------   -----------
      Total liabilities                      3,417,842     3,490,015     3,487,495

SHAREHOLDERS' EQUITY
Authorized - 50,000 shares
Common stock issued and outstanding:           196,994       186,007       187,210
         14,367 at September 30, 1997
         14,259 at September 30,1996
         14,296 at December 31,1996
Unrealized gain on securities available
 for sale, net of taxes                         14,609         2,762         6,019
Retained earnings                              187,450       177,975       186,050
                                           -----------   -----------   -----------
      Total shareholders' equity               399,053       366,744       379,279
   Total liabilities and                   -----------   -----------   -----------
        shareholders' equity                $3,816,895    $3,856,759    $3,866,774
                                           ===========   ===========   ===========

* Restated on a historical basis to reflect the April 12, 1997, acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                            Three months ended   Nine months ended
                                               September 30,        September 30,
                                             ----------------     ----------------
                                                1997    1996*        1997    1996*
                                             -------  -------     -------  -------
INTEREST INCOME
Loans                                        $51,233  $51,239    $151,606 $154,224
Money market assets and funds sold                27    1,009       1,629    3,370
Investment securities:
    Available for sale
         Taxable                              11,791   10,290      34,453   30,553
         Tax-exempt                            2,107    1,940       5,626    5,591
    Held to maturity
         Taxable                               1,553    1,480       3,661    4,960
         Tax-exempt                            1,766    1,685       5,444    5,297
                                             -------  -------    -------- --------
    Total interest income                     68,477   67,643     202,419  203,995

INTEREST EXPENSE
Transaction deposits                           1,670    1,638       4,974    4,761
Savings deposits                               7,172    7,154      21,343   21,138
Time deposits                                 10,552   10,520      31,227   31,710
Funds purchased                                1,771    2,475       5,633    8,075
Debt financing and notes payable               1,005    1,092       3,012    3,066
                                             -------  -------    -------- --------
    Total interest expense                    22,170   22,879      66,189   68,750
                                             -------  -------    -------- --------
NET INTEREST INCOME                           46,307   44,764     136,230  135,245

Provision for loan losses                      1,650    3,152       6,250    9,154
                                             -------  -------    -------- --------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                    44,657   41,612     129,980  126,091

NON-INTEREST INCOME
Service charges on deposit accounts            4,960    5,335      15,592   15,467
Merchant credit card                             917    1,176       2,946    3,498
Mortgage banking                                 392      537       1,112    1,541
Financial services commissions                   323      229         787      572
Trust fees                                       153      102         383      275
Securities gain                                   --        9         136       56
Other                                          2,031    1,811       7,085    5,264
                                             -------  -------    -------- --------
    Total non-interest income                  8,776    9,199      28,041   26,673

NON-INTEREST EXPENSE
Salaries and related benefits                 12,562   15,072      49,779   45,625
Occupancy                                      3,320    4,484      19,068   12,760
Equipment                                      2,140    2,596       8,864    7,522
Professional fees                                687    1,222       8,709    3,749
Data processing                                1,383    1,482       4,794    4,467
Other real estate owned                           88      149         929      758
Other                                          6,023    7,960      19,805   26,340
                                             -------  -------    -------- --------
    Total non-interest expense                26,203   32,965     111,948  101,221
                                             -------  -------    -------- --------
INCOME BEFORE INCOME TAXES                    27,230   17,846      46,073   51,543
 Provision for income taxes                    9,570    5,943      16,235   17,172
                                             -------  -------    -------- --------
NET INCOME                                   $17,660  $11,903     $29,838  $34,371
                                             =======  =======     =======  =======
Average shares outstanding                    14,390   14,080      14,355   14,248

PER SHARE DATA
Earnings per share                             $1.23    $0.85       $2.08    $2.41
Dividends paid                                  0.26     0.23        0.78     0.69

* Restated on a historical basis to reflect the April 12, 1997, acquisition of ValliCorp Holdings, Inc. on a pooling-of-interest basis.

WESTAMERICA BANCORPORATION
 STATEMENTS OF CASH FLOWS
     (In thousands)

                                                         (Unaudited)
                                                     For the nine months
                                                     ended September 30,
                                                  ------------------------
                                                      1997          1996 *
                                                  --------        --------
OPERATING ACTIVITIES
Net income                                         $29,838         $34,371
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      6,234           7,225
  Loan loss provision                                6,250           9,154
  Amortization of deferred net loan fees              (870)         (1,010)
  Decrease in interest income receivable             1,679           2,632
  Decrease (increase) in other assets                4,036          (9,056)
  Increase (decrease) in income taxes payable        3,247          (1,149)
  Decrease in interest expense payable                (541)            (26)
  Decrease in other liabilities                        (41)         (4,198)
  Gain on sales of investment securities              (136)            (56)
  Gain on sales of branches                           (678)             --
  Net loss on sales/write-down of equipment          7,627             260
  Originations of loans for resale                  (9,123)        (56,031)
  Proceeds from sale of loans
     originated for resale                          16,387          57,910
  Net gain on sale of property
      acquired in satisfaction of debt                (866)           (129)
  Write-down on property
      acquired in satisfaction of debt               1,248             428
                                                  --------        --------
    Net cash provided by
        operating activities                        64,291          40,325

INVESTING ACTIVITIES
Net cash obtained in merger                             --           4,370
Net repayments of loans                             16,684          14,780
Purchases of investment securities
    available for sale                            (337,857)       (246,807)
Purchases of investment securities
    held to maturity                               (65,721)        (10,889)
Purchases of property, plant and equipment          (4,515)        (19,805)
Proceeds from maturity of securities
    available for sale                             248,295         217,289
Proceeds from maturity of securities
    held to maturity                                46,422          97,053
Proceeds from sale of securities
    available for sale                              22,415          35,767
Proceeds from sale of property and equipment         1,696           4,366
Proceeds from property
      acquired in satisfaction of debt               5,112           4,926
                                                  --------        --------
   Net cash (used in) provided by
       investing activities                        (67,469)        101,050

FINANCING ACTIVITIES
Net decrease in deposits                          (123,524)       (116,634)
Net increase (decrease) in short-term borrowings    38,029         (13,372)
Additions to notes payable                              --          22,500
Repayments of notes payable                         (1,365)             (5)
Exercise of stock options/issuance of shares        13,456           4,196
Retirement of stock                                (23,015)        (26,883)
Dividends paid                                      (9,095)        (11,217)
                                                  --------        --------
   Net cash used in
       financing activities                       (105,514)       (141,415)
                                                  --------        --------
   Net decrease in cash
          and cash equivalents                    (108,692)            (40)
Cash and cash equivalents at
    beginning of year                              355,177         342,907
                                                  --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $246,485        $342,867
                                                  ========        ========

Supplemental disclosures:
  Loans transferred to other
     real estate owned                               1,601           7,120
  Unrealized net gain on securities
     available for sale                              8,594           1,607
  Interest paid for the period                      66,523          67,328
  Income tax payments for the period                14,305          19,385

 * Restated on a historical basis to reflect the April 12, 1997, acquisition of ValliCorp Holdings, Inc., on a pooling-of-interests basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County, Community Banker Services Corporation and Westamerica Commercial Credit Inc., reported third quarter 1997 net income of $17.7 million or $1.23 per share. On a year-to-date basis, the Company reported net income of $29.8 million, or $2.08 per share. In addition to historical information, this discussion includes certain forward-looking statements regarding events and trends which may affect the Company's future results.
Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis. This report, which includes consolidated financial statements prepared in conformity with generally accepted accounting principles, should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1996.


Acquisition

On April 12, 1997, the Company completed the acquisition with ValliCorp Holdings, Inc. ("ValliCorp"), parent company of ValliWide Bank, on a pooling-of-interests basis (the "Merger") and, accordingly, the Company's historical consolidated results have been restated. Under the terms of the Agreement and Plan of Reorganization among ValliCorp, ValliWide Bank and the Company, each share of ValliCorp Common Stock was exchanged for .3479 shares of the Company's Common Stock. No gain or loss for tax purposes was recognized by ValliCorp shareholders, except with respect to cash received in lieu of fractional shares. Based on the closing price of the Company's Common Stock on April 11, 1997, the acquisition was valued at approximately $290 million or $20.11 per share. On June 20, 1997, ValliWide Bank, ValliCorp's only bank subsidiary, merged with and into Westamerica Bank.

The following summarizes the separate results of the combined entities for the periods shown prior to the combination:

(In thousands, except per share data)

                                                                           Restated
                                          Westamerica                      Combined
                                          Bancorporation     ValliCorp     Results *
                                          ---------------    ---------    ----------
Three months ended 9/30/96
  Net interest income                            $28,069       $16,711       $44,764
  Net income                                       9,467         2,449        11,903
  Earnings per share                                1.00          0.18          0.85

Nine months ended 9/30/96
  Net interest income                            $84,214       $51,060      $135,245
  Net income                                      27,966         6,434        34,371
  Earnings per share                                2.89          0.48          2.41

At September 30, 1996
  Total assets                                $2,529,167    $1,329,555    $3,856,759
  Total shareholders' equity                     229,200       139,376       366,744

 * On September 30, 1996, the Company owned 115,500 shares of ValliCorp Common Stock. Amounts indicated have been adjusted to eliminate these shares as a result of the Merger.

Components of Net Income

Following is a summary of the components of net income for the periods indicated:
[/TABLE]

                                        For the three                For the nine
                                        months ended                 months ended
                                        September 30,                September 30,
                                   ----------------------       ---------------------
(In millions)                        1997           1996          1997          1996
                                   ------         -------       ------        -------
Net interest income*                $48.8          $46.7        $143.2        $140.9
Provision for loan losses            (1.7)          (3.2)         (6.3)         (9.2)
Non-interest income                   8.8            9.2          28.0          26.7
Non-interest expense                (26.2)         (33.0)       (111.9)       (101.2)
Provision for income taxes*         (12.0)          (7.8)        (23.2)        (22.8)
                                   ------         ------        ------        ------
Net income                          $17.7          $11.9         $29.8         $34.4
                                    =====          =====         =====         =====

Average total assets             $3,733.7       $3,754.7      $3,746.9      $3,758.4
Net income (annualized) as
a percentage of average
total assets                         1.88%          1.26%         1.06%         1.22%
---------------

* Fully taxable equivalent basis (FTE)

During the third quarter of 1997, the Company's net income was $17.7 million, $5.8 million higher than the same period in 1996. Higher net interest income, resulting mainly from higher earning asset yields, a lower loan loss provision and reduced expenses due to consolidation of operations after the Merger, were partially offset by lower service fees and other non-interest income.

Comparing the first nine months of 1997 to the prior year, net income decreased $4.6 million. During the second quarter of 1997, the Company incurred approximately $18.8 million in one-time costs associated with the Merger, partially offset by staff reductions and other cost controls, as operations were consolidated and efficiencies were achieved during the third quarter. In addition, the Company benefited from higher net interest income, a lower loan loss provision and higher non-interest income.


Analysis of Net Interest Income and Margin

Net interest income, the Company's principal source of revenues, was higher in the third quarter of 1997 compared to the third quarter of 1996 by $2.1 million, principally due to the favorable effects of higher average earning-asset balances and increased related yields, combined with increased balances of low-cost deposits and a lower volume of high-cost purchased funds. The Company continually manages its interest-earning assets and interest-bearing liabilities and adapts rapidly to changes in market rates.

For the nine months ended September 30, 1997, net interest income (FTE) increased $2.3 million. An increased level of low-cost deposits and an accompanying reduction in higher-costing purchased funds balances were the main reasons for the increase.

These changes are shown in the components of net interest income and in the analysis of net interest margin summarized as follows for the periods indicated:

Net Interest Income

                                        For the three                For the nine
                                        months ended                 months ended
                                        September 30,                September 30,
(In millions)                      ----------------------       ---------------------
                                     1997           1996          1997          1996
                                   ------         -------       ------        -------
Interest income                     $68.5          $67.6        $202.4        $204.0
Interest expense                    (22.2)         (22.9)        (66.2)        (68.8)
FTE adjustment                        2.5            2.0           7.0           5.7
                                  -------        -------       -------       -------
  Net interest income (FTE)         $48.8          $46.7        $143.2        $140.9
                                   ======         ======        ======        ======
Average earning assets           $3,402.1       $3,399.2      $3,409.0      $3,410.6
Net interest margin (FTE)            5.69%          5.47%         5.62%         5.52%

Third quarter loan fees, excluding deferrals of $1.0 million, included in interest income on loans, were $500,000 higher than in the same period of 1996. On a year-to-date basis, loan fees excluding deferrals were $1.2 million higher than the comparable period in 1996. In both cases, the increases were due to the increased level of loan originations.

Net Interest Margin (FTE)

                                        For the three                For the nine
                                        months ended                 months ended
                                        September 30,                September 30,
                                   ----------------------       ---------------------
                                     1997           1996          1997          1996
                                   ------         -------       ------        -------
Yield on earning assets              8.27%          8.15%         8.21%         8.21%
Cost of interest-bearing
   liabilities                       3.47%          3.46%         3.44%         3.47%
                                  -------        -------       -------       -------
  Net interest spread                4.80%          4.69%         4.77%         4.74%

Impact of non-interest
    bearing demand                   0.89%          0.78%         0.85%         0.78%
                                  -------        -------       -------       -------
    Net interest margin              5.69%          5.47%         5.62%         5.52%
                                   ======         ======        ======        ======

The net interest margin during the third quarter of 1997 was 22 basis points higher than the same period in 1996. The average yield on earning assets during the current quarter was 12 basis points higher than the same period in 1996 as the Company benefited from a 32 basis point increase in investment securities yields. This was the combined result of increased balances of tax-free securities, a reduction in lower-yielding short-term funds sold and the restatement of the fully taxable equivalent adjustment on a consolidated basis after the Merger, not previously accounted for by ValliCorp. Even though the rate paid on interest-bearing liabilities increased one basis point from the third quarter of 1996, its effect was offset by the favorable impact to the net interest margin of the higher volume of non-interest bearing demand deposits.

For the first nine months of 1997, the net interest margin was 10 basis points higher than the first nine months of 1996. A three basis point decrease in the rate paid on interest-bearing liabilities, combined with the favorable impact of an increase in non-interest bearing demand balances, were the main reasons for this increase.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. The information included has been restated on a historical basis and presents the combined financial condition of the Company and ValliCorp as if the Merger had been in effect for all periods presented. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.

Distribution of assets, liabilities and shareholders' equity:

                                               For the three months ended
                                                   September 30, 1997
---------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------
Assets
Money market assets and funds sold               $2,250      $27     4.76 %
Investment securities:
  Taxable                                       865,482   13,344     6.12
  Tax-exempt                                    284,726    5,646     7.87
Loans:
  Commercial                                  1,436,306   34,018     9.40
  Real estate construction                       78,705    2,255    11.37
  Real estate residential                       329,765    6,174     7.43
  Consumer                                      404,853    9,469     9.28
----------------------------------------------------------------
Earning assets                                3,402,087   70,933     8.27

Other assets                                    331,606
-------------------------------------------------------
    Total assets                             $3,733,693
=======================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $785,603      $--       -- %
  Savings and interest-bearing
    transaction                               1,523,057    8,842     2.30
  Time less than $100,000                       475,865    6,156     5.13
  Time $100,000 or more                         327,853    4,396     5.32
----------------------------------------------------------------
    Total interest-bearing deposits           2,326,775   19,394     3.31
Funds purchased                                 151,995    1,771     4.62
Debt financing and notes payable                 57,500    1,005     6.93
----------------------------------------------------------------
  Total interest-bearing liabilities          2,536,270   22,170     3.47
Other liabilities                                33,198
Shareholders' equity                            378,622
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,733,693
=======================================================
Net interest spread (1)                                              4.80 %
Net interest income and interest margin (2)              $48,763     5.69 %
===========================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity:

                                               For the three months ended
                                                   September 30, 1996
---------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------
Assets
Money market assets and funds sold              $73,068   $1,009     5.49 %
Investment securities:
  Taxable                                       814,044   11,770     5.75
  Tax-exempt                                    260,581    5,135     7.84
Loans:
  Commercial                                  1,364,462   31,681     9.24
  Real estate construction                      113,756    2,992    10.46
  Real estate residential                       313,893    6,364     8.07
  Consumer                                      459,429   10,677     9.25
----------------------------------------------------------------
Earning assets                                3,399,233   69,628     8.15

Other assets                                    355,501
-------------------------------------------------------
    Total assets                             $3,754,734
=======================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $752,093      $--       -- %
  Savings and interest-bearing
    transaction                               1,541,845    8,792     2.27
  Time less than $100,000                       509,261    6,346     4.96
  Time $100,000 or more                         318,223    4,174     5.22
----------------------------------------------------------------
    Total interest-bearing deposits           2,369,329   19,312     3.24
Funds purchased                                 194,800    2,475     5.05
Debt financing and notes payable                 63,541    1,092     6.84
----------------------------------------------------------------
  Total interest-bearing liabilities          2,627,670   22,879     3.46
Other liabilities                                27,734
Shareholders' equity                            347,237
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,754,734
=======================================================
Net interest spread (1)                                              4.69 %
Net interest income and interest margin (2)              $46,749     5.47 %
===========================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity:

                                              For the nine months ended
                                                  September 30, 1997
---------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------
Assets
Money market assets and funds sold              $39,957   $1,629     5.45 %
Investment securities:
  Taxable                                       866,073   38,114     5.88
  Tax-exempt                                    252,817   16,020     8.47
Loans:
  Commercial                                  1,387,306   96,324     9.28
  Real estate construction                       90,322    7,340    10.87
  Real estate residential                       348,232   20,488     7.87
  Consumer                                      424,268   29,464     9.28
----------------------------------------------------------------
Earning assets                                3,408,975  209,379     8.21

Other assets                                    337,961
-------------------------------------------------------
    Total assets                             $3,746,936
=======================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $768,036      $--       -- %
  Savings and interest-bearing
    transaction                               1,548,960   26,317     2.27
  Time less than $100,000                       484,512   18,432     5.09
  Time $100,000 or more                         324,032   12,795     5.28
----------------------------------------------------------------
    Total interest-bearing deposits           2,357,504   57,544     3.26
Funds purchased                                 156,392    5,633     4.82
Debt financing and notes payable                 58,034    3,012     6.94
----------------------------------------------------------------
  Total interest-bearing liabilities          2,571,930   66,189     3.44
Other liabilities                                30,023
Shareholders' equity                            376,947
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,746,936
=======================================================
Net interest spread (1)                                              4.77 %
Net interest income and interest margin (2)             $143,190     5.62 %
===========================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity:

                                              For the nine months ended
                                                  September 30, 1996
---------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------
Assets
Money market assets and funds sold              $81,268   $3,370     5.54 %
Investment securities:
  Taxable                                       831,939   35,513     5.70
  Tax-exempt                                    260,615   15,279     7.83
Loans:
  Commercial                                  1,333,828   94,115     9.43
  Real estate construction                      122,772    9,633    10.48
  Real estate residential                       310,607   19,199     8.26
  Consumer                                      469,524   32,554     9.26
----------------------------------------------------------------
Earning assets                                3,410,553  209,663     8.21

Other assets                                    347,833
-------------------------------------------------------
    Total assets                             $3,758,386
=======================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $734,995      $--       -- %
  Savings and interest-bearing
    transaction                               1,550,667   25,899     2.23
  Time less than $100,000                       521,704   19,626     5.03
  Time $100,000 or more                         305,310   12,084     5.29
----------------------------------------------------------------
    Total interest-bearing deposits           2,377,681   57,609     3.24
Funds purchased                                 210,289    8,075     5.13
Debt financing and notes payable                 59,308    3,066     6.91
----------------------------------------------------------------
  Total interest-bearing liabilities          2,647,278   68,750     3.47
Other liabilities                                26,251
Shareholders' equity                            349,862
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,758,386
=======================================================
Net interest spread (1)                                              4.74 %
Net interest income and interest margin (2)             $140,913     5.52 %
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

--------------------------------------------------------------------------
(In thousands)                                     Three months ended
                                                   September 30, 1997
                                               compared with three months
                                                ended September 30, 1996
                                               ---------------------------
                                                 Volume     Rate    Total
--------------------------------------------------------------------------

Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold              ($878)   ($104)   ($982)
  Investment securities:
    Taxable                                         786      788    1,574
    Tax-exempt                                      492       19      511
  Loans:
    Commercial                                    1,760      577    2,337
    Real estate construction                     (1,024)     287     (737)
    Real estate residential                         337     (527)    (190)
    Consumer                                     (1,246)      38   (1,208)
--------------------------------------------------------------------------
      Total loans                                  (173)     375      202
--------------------------------------------------------------------------
Total increase in interest and fee income           227    1,078    1,305
--------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                       (198)     248       50
    Time less than $ 100,000                       (412)     222     (190)
    Time $ 100,000 or more                          135       87      222
--------------------------------------------------------------------------
     Total (decrease) increase
         in interest-bearing deposits              (475)     557       82
  Funds purchased                                  (507)    (197)    (704)
  Debt financing and notes payable                 (102)      15      (87)
--------------------------------------------------------------------------
    Total(decrease) increase in
            interest expense                     (1,084)     375     (709)
--------------------------------------------------------------------------
   Increase in net
        interest income (1)                      $1,311     $703   $2,014
==========================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Rate and volume variances.

--------------------------------------------------------------------------
(In thousands)                                     Nine months ended
                                                   September 30, 1997
                                               compared with nine months
                                               ended September 30, 1996
                                               ---------------------------
                                                 Volume     Rate    Total
--------------------------------------------------------------------------

Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold            ($1,688)    ($53) ($1,741)
  Investment securities:
    Taxable                                       1,463    1,138    2,601
    Tax-exempt                                     (427)   1,168      741
  Loans:
    Commercial                                    3,540   (1,331)   2,209
    Real estate construction                     (2,662)     369   (2,293)
    Real estate residential                       2,114     (825)   1,289
    Consumer                                     (3,174)      84   (3,090)
--------------------------------------------------------------------------
      Total loans                                  (182)  (1,703)  (1,885)
--------------------------------------------------------------------------
Total (decrease) increase in interest and
    fee income                                     (834)     550     (284)
--------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                        (27)     445      418
    Time less than $ 100,000                     (1,440)     246   (1,194)
    Time $ 100,000 or more                          728      (17)     711
--------------------------------------------------------------------------
     Total (decrease) increase
         in interest-bearing deposits              (739)     674      (65)
  Funds purchased                                (1,971)    (471)  (2,442)
  Debt financing and notes payable                  (70)      16      (54)
--------------------------------------------------------------------------
     Total (decrease) increase in
        interest expense                         (2,780)     219   (2,561)
--------------------------------------------------------------------------
   Increase in net interest income               $1,946     $331   $2,277
==========================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. After the Merger, and continuing with the above mentioned strategy, the Company provided $1.7 million for loan losses for the third quarter of 1997, compared to $3.2 million for the same period in 1996. On a year-to-date basis, the $6.3 million provision for loan losses in 1997 was $2.9 million lower than the first nine months of 1996. The 1997 provision includes $2.5 million recorded by ValliCorp prior to the Merger, conforming to upgraded credit standards and workout strategies for loans and properties.

For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.

                                       For the three               For the nine
                                       months ended                months ended
(In millions)                          September 30,               September 30,
                                  ---------------------       ---------------------
                                    1997          1996          1997          1996
                                  ------        -------       ------        -------
Deposit account fees               $4.96         $5.34        $15.59        $15.47
Merchant credit card                0.92          1.18          2.95          3.50
Mortgage banking income             0.39          0.54          1.11          1.54
Financial services
  commissions                       0.32          0.23          0.79          0.57
Trust fees                          0.15          0.10          0.38          0.28
Net investment
  securities gain                     --          0.01          0.14          0.06
Other non-interest income           2.04          1.80          7.08          5.25
                                  ------        ------        ------        ------
  Total                            $8.78         $9.20        $28.04        $26.67
                                  ======        ======        ======        ======

The $420,000 decrease in non-interest income during the third quarter of 1997 compared to the third quarter of 1996, included $380,000 lower deposit account fees principally due to income foregone during the first cycle of accounts converted in the merger of ValliWide Bank with and into Westamerica Bank, $260,000 lower merchant credit card income and $150,000 lower mortgage banking mainly due to lower refinancing volume. Partially offsetting these variances, financial services commissions were $90,000 higher than the third quarter of 1996 resulting from increased share of fees earned by the agent managing certain investments of the Company's customers, and trust fees were $50,000 higher than the comparable period of prior year. In addition, gains realized on asset sales were the major contributor to the increase in the other non-interest income category.

Comparing the first nine months of 1997 to the same period of 1996, non-interest income increased $1.37 million. The largest contributor to this variance was a gain on sale of assets at ValliWide Bank prior to the merger with and into Westamerica Bank and after the merger of the holding companies, included in the "Other" non-interest income category variance of $1.83 million. In addition, financial services commissions were $220,000 higher than prior year for the same reason stated above and deposit account fees were $120,000 higher than the comparable period in 1996 as higher account analysis and other transaction account fees during the first nine months of 1996 more than offset the income foregone during the first cycle after the merger of ValliWide Bank's converted accounts. The favorable variances also include $100,000 higher trust fees and an $80,000 gain on sales of investment securities. Partially offsetting these favorable variances, merchant credit card fees and mortgage banking income were $550,000 and $430,000, respectively, lower than the same period in 1996.


Non-interest Expense

The following table summarizes the components of non-interest expense for the periods indicated.

                                       For the three               For the nine
                                       months ended                months ended
                                       September 30,               September 30,
                                  ---------------------       ---------------------
(In millions)                       1997          1996          1997          1996
                                  ------        -------       ------        -------
Salaries and incentives           $10.87        $13.89        $44.70        $41.56
Other personnel                     1.69          1.18          5.08          4.07
Occupancy                           3.32          4.48         19.07         12.76
Equipment                           2.14          2.60          8.86          7.52
Professional fees                   0.69          1.22          8.71          3.75
Data processing services            1.38          1.48          4.79          4.47
Courier service                     0.81          0.81          2.41          2.18
Stationery and supplies             0.53          0.81          1.91          2.17
Postage                             0.52          0.59          1.79          1.78
Marketing                           0.40          0.78          1.44          2.33
Merchant credit card                0.37          0.65          1.36          1.72
Loan expense                        0.36          0.44          1.29          1.35
Other real estate owned             0.09          0.15          0.93          0.76
Operational losses                  0.26          0.28          0.79          0.69
Other non-interest expense          2.77          3.61          8.82         14.11
                                 -------       -------       -------       -------
Total                             $26.20        $32.97       $111.95       $101.22
                                 =======       =======       =======       =======

In the third quarter of 1997, non-interest expense decreased $6.77 million from the third quarter of 1996 reflecting the effect of administration and operation consolidations, branch closures and other Merger-related efficiencies. The decrease affected all categories of non-interest expense. The largest variance from prior year is employee related, reflecting the reduction of 426 full-time equivalent staff. Other expense reductions from prior year include $1.16 million lower occupancy costs, as facilities closures including branches and write-offs of assets have reduced related expenses; $530,000 lower professional fees, mostly due to increased expenses in 1996 related to mergers and acquisitions; and $460,000 lower equipment costs, principally due to lower expenses resulting from merger-related asset write-offs. Other variances in non-interest expense from the third quarter of 1996 resulting primarily from achieved economies of scale after consolidation of operations between Westamerica and ValliWide banks include $380,000 lower marketing expenses; $280,000 lower merchant credit card expenses; and $280,000 and $100,000, respectively, lower stationery and supplies expenses and data processing services. In addition, loan expense was $80,000 lower, postage was $70,000 lower and other real estate owned costs and operational losses were $60,000 and $20,000, respectively, lower than prior year.

Comparing the first nine months of 1997 with the comparable period in 1996, non-interest expense increased $10.73 million. Major increases from the first nine months of 1996 relate to one-time costs of approximately $18.8 million in connection with the Merger. These costs are included in salaries and incentives, occupancy, professional fees, equipment, data processing services and courier service costs. Other real estate owned increased $170,000, principally due to write-downs net of sales of properties acquired in satisfaction of debt and operational losses were $100,000 higher than the comparable period of 1996. Partially offsetting these variances, other non-interest expense decreased $5.29 million from prior year principally due to the inclusion of $5.12 million of ValliCorp's costs related to merger and integration activities during 1996. Marketing related costs decreased $890,000 from the first nine months of 1996, mainly from reduced branch advertising and public relations costs. Credit card expenses decreased by $360,000. Stationery and supplies costs decreased by $260,000 as consolidation of operations required lower purchases and usage of inventories and loan expenses were $60,000 lower than the comparable period of 1996 mainly due to decreased activity after the mergers.


Provision for Income Tax

During the third quarter of 1997, the Company recorded income tax expense of $9.6 million compared to $5.9 million in the third quarter of 1996. On a year-to-date basis, income tax expense was $16.2 million for 1997 compared to $17.2 million in 1996. The provision recorded for the first nine months of 1997 represents an effective tax rate of 35.2 percent, compared to 33.3 percent for the first nine months of 1996. The provision for income taxes for all periods presented is directly attributable to the respective level of earnings and the non-tax deductible expenses incurred in connection with mergers and acquisitions.

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

                                      September 30,     December 31,
(In millions)                     --------------------  -------------
                                    1997          1996          1996
                                  ------        ------        ------
Classified loans                   $69.3         $79.4         $62.9
Other classified assets              6.0           8.9           9.9
                                  ------        ------        ------
Total classified assets            $75.3         $88.3         $72.8
                                  ======        ======        ======
Reserve for loan losses as
  a percentage of
  classified loans                    73%           63%           81%


Classified loans at September 30, 1997, decreased $10.1 million or 13 percent to $69.3 million from September 30, 1996, principally due to sales and pay-offs of loans with real estate collateral and transfers to the other real estate owned category. The $6.4 million increase in classified loans from December 31, 1996 was mainly due to increases in commercial loans and other loans with real estate collateral.


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

The following is a summary of non-performing assets on the dates indicated:

                                      September 30,     December 31,
(In millions)                    ---------------------  -------------
                                    1997          1996          1996
                                 -------       -------       --------
Non-accrual loans:
  Performing                       $4.68         $5.27         $4.29
  Non-performing                   15.64         17.82         12.55
                                 -------       -------       -------
   Total non-accrual loans         20.32         23.09         16.84

Restructured loans                    --          0.26          0.22
Loans 90 days past due and
  still accruing                    0.75          0.65          1.74
                                 -------       -------       -------
 Total non-performing loans        21.07         24.00         18.80
                                 -------       -------       -------

Other real estate owned             6.02          8.92          9.91
                                 -------       -------       -------
Total non-performing assets       $27.09        $32.92        $28.71
                                 =======       =======       =======
Reserve for loan losses as
   a percentage of
   non-performing loans              241%          207%          271%

Non-accrual loans decreased $2.77 million to $20.32 million at September 30, 1997 from $23.09 at September 30, 1996 and increased $3.48 million from $16.84 million outstanding at December 31, 1996. The reduction in balances of non-accrual loans from September, 1996 was principally due to write-offs, pay-offs and pay-downs net of additions of loans with real estate collateral and commercial loans. The increase from December 31, 1996 was mainly due to the addition of two large commercial real estate loans partially offset by write-offs, pay-offs and pay-downs. The change in the restructured loan category was due to one loan, maturing in December of 2002, categorized by ValliWide Bank as "Trouble Debt Restructure" but eliminated from the non-performing asset list as it has performed as agreed since its restructuring.

The $2.90 million and $3.89 million decreases in other real estate owned balances from September 30, 1996 and December 31, 1996, respectively, were due to additions from non-accrual loans with real estate collateral net of liquidations, write-downs and sales.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and nine months ended September 30, 1997, if all such loans had been current in accordance with their original terms, was $509,000 and $1.2 million, respectively. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and nine months ended September 30, 1997 totaled $189,000 and $409,000, respectively, representing annualized yields of 3.34 percent and
3.31 percent, respectively. Cash payments received which were applied against the book balance of non-accrual loans outstanding at September 30, 1997, totaled $555,000.


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

The following table summarizes the loan loss provision, net credit losses and loan loss reserve for the periods indicated:

                                       For the three               For the nine
                                       months ended                months ended
                                       September 30,               September 30,
(In millions)                     ---------------------       ---------------------
                                    1997          1996          1997          1996
                                  ------        -------       ------        -------
Balance, beginning
   of period                       $50.7         $46.6         $50.9         $48.5
Loan loss provision                  1.7           3.2           6.3           9.2

Loans charged off                   (2.9)         (2.7)         (9.6)        (12.6)
Recoveries of previously
  charged-off loans                  1.3           1.1           3.2           3.1
                                 -------       -------       -------       -------
  Net credit losses                 (1.6)         (1.6)         (6.4)         (9.5)

Reserve acquired
    through merger *                  --           1.6            --           1.6
                                 -------       -------       -------       -------
Balance, end of period             $50.8         $49.8         $50.8         $49.8
                                 =======       =======       =======       =======
Reserve for loan losses
  as a percentage of
  loans outstanding                 2.25%         2.16%

* As reported by ValliCorp, after its merger with Auburn Bancorp on September 1996, accounted for using the purchase method of accounting.

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than 10 percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 1997 would not result in a fluctuation of net income exceeding 10 percent.

The Securities and Exchange Commission (SEC) has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for filings that include financial statements for fiscal periods ending after June 15, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1996 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk are effective with the 1997 Form 10-K. At September 30, 1997 and 1996, the Company had no derivative financial instruments outstanding.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At September 30, 1997, investment securities available for sale totaled $974.1 million. This represents an increase of $97.4 million from September 30, 1996.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 1997 and 1996 was the main contributor to the cash flows from operations for such periods of $64.3 million and $40.3 million, respectively.

Cash flows are provided by and used in financing activities, primarily customer deposits, short-term borrowings from banks, extensions of long-term debt and repurchases of the Company's Common Stock. During the first nine months of 1997, $105.5 million was used by financing activities, including a $123.5 million decrease in deposits, a $23.0 million outflow used for purchasing the Company's common stock, dividends paid in the amount of $9.1 million and repayments of long-term debt for $1.4 million. These uses of cash were partially offset by $13.5 million provided by the issuance of new shares of common stock, principally for stock option exercises and a $38.0 million increase in short-term borrowings. This compares to the first nine months of 1996 when $141.4 million was used in financing activities, as a $116.6 million decrease in deposits combined with other cash flow uses including retirement of stock and dividends to shareholders of $26.9 million and $11.2 million, respectively, and a $13.4 million decrease in short-term borrowed funds were partially offset by the issuance of $22.5 million of the Company's Senior Notes and a $4.2 million increase in common stock principally from stock option exercises.

The Company uses cash flows from operating and financing activities primarily to invest in securities and loans. During the first nine months of 1997, net repayments of loans were $16.7 million compared to $14.8 million during the same period in 1996. The Company continued to grow its investment securities portfolio in 1997, reflected in the $86.6 million increase, during the first nine months of 1997, in investment securities net of maturities and sales, compared to a decrease of $92.4 million during the same period of 1996. Costs related to the new facility to consolidate the Company's operations and back office functions to Fairfield, California, are included in purchases of property plant and equipment during the first nine months of 1996; costs related to branch restructurings are included in the purchases of property, plant and equipment, during the first nine months of 1997 and 1996.

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

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $399.1 million at September 30, 1997, representing an increase of $32.3 million or 9 percent from September 30, 1996 and an increase of $19.8 million, or 5 percent, from December 31, 1996. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 10.5 percent at September 30, 1997, from 9.5 percent a year ago and 9.8 percent as of December 31, 1996. The ratio of Tier I capital to risk-adjusted assets was 12.83 percent at September 30, 1997, compared to 12.52 percent at September 30, 1996 and 12.96 percent at December 31, 1996. Total capital to risk-adjusted assets was
14.78 percent at September 30, 1997 compared to 14.51 percent at June 30, 1996 and 14.95 percent at December 31, 1996.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                       September 30,    December 31,
                                  --------------------  -------------
                                    1997          1996          1996
                                  ------        ------        -------
Tier I Capital                     12.83%        12.52%        12.96%
Total Capital                      14.78%        14.51%        14.95%
Leverage ratio                      9.89%         9.25%         9.27%

The risk-based capital ratios increased at September 30, 1997 compared to September 30, 1996 as the increase in equity, principally due to the generation and retention of earnings, out paced the increase in risk-weighted assets. The reduction in capital ratios from December 31, 1996 is due to a relatively large increase in risk-weighted assets due in part to increases in loan balances and other assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized".

Since the beginning of 1994 through June 30, 1997, the Board of Directors of the Company authorized the repurchase of 914,050 shares of common stock from time to time, subject to appropriate regulatory and other accounting requirements. Pursuant to this program, 674,050 shares had been purchased through December 31, 1996, 12,500 were purchased during the first quarter of 1997, 168,200 were purchased during the second quarter of 1997 and 59,300 were purchased during the third quarter of 1997. During October, 1997, the Board of Directors further approved the continuing systematic repurchase of 240,000 additional shares in open-market transactions from time to time prior to November 1, 1998. Through a separate program, the Board of Directors also approved, during October 1997, the purchase from time to time in open-market and block transactions up to 70,000 shares. These purchases are conducted in accordance with the limitations and guidelines of rule 10b-18 and are made to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

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

The pro forma EPS amounts computed using this statement for the three and nine-month periods ended September 30, 1997 and 1996 are as follows:

                                     For the three months
(Dollars and shares in              ended September 30, 1997
 thousands except per         ---------------------------------------
 share amounts)                                            Per Share
                              Net Income        Shares        Amount
                              ----------        ------     ----------
Basic EPS:
 Income available to common
 shareholders                    $17,660        14,390         $1.23
Effect of dilutive securities:
 Stock options outstanding            --           279
                                --------       -------
Diluted EPS:
 Income available to common
 shareholders plus assumed
 conversions                     $17,660        14,669         $1.20
                                ========       =======        ======

                                     For the three months
(Dollars and shares in              ended September 30, 1996
 thousands except per         ---------------------------------------
 share amounts)                                            Per Share
                              Net Income        Shares        Amount
                              ----------        ------     ----------
Basic EPS:
 Income available to common
 shareholders                    $11,903        14,080         $0.85
Effect of dilutive securities:
 Stock options outstanding            --           270
                                --------       -------
Diluted EPS:
 Income available to common
 shareholders plus assumed
 conversions                     $11,903        14,350         $0.83
                                ========       =======        ======

                                      For the nine months
(Dollars and shares in              ended September 30, 1997
 thousands except per         ---------------------------------------
 share amounts)                                            Per Share
                              Net Income        Shares        Amount
                              ----------        ------     ----------
Basic EPS:
 Income available to common
 shareholders                    $29,838        14,355         $2.08
Effect of dilutive securities:
 Stock options outstanding            --           255
                                --------       -------
Diluted EPS:
 Income available to common
 shareholders plus assumed
 conversions                     $29,838        14,610         $2.04
                                ========       =======        ======

                                      For the nine months
(Dollars and shares in              ended September 30, 1996
 thousands except per         ---------------------------------------
 share amounts)                                            Per Share
                              Net Income        Shares        Amount
                              ----------        ------     ----------
Basic EPS:
 Income available to common
 shareholders                    $34,371        14,248         $2.41
Effect of dilutive securities:
 Stock options outstanding            --           269
                                --------       -------
Diluted EPS:
 Income available to common
 shareholders plus assumed
 conversions                     $34,371        14,517         $2.37
                                ========       =======        ======

In June 1997, the FASB issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. In June 1997, the FASB issued Financial Accounting Standard No. 131, "Disclosure About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective with the year-end 1998 financial statements. Management believes that the adoption of these statements will not have a material impact on the Company's financial statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         WESTAMERICA BANCORPORATION
                                         (Registrant)



Date: November 6, 1997                   /s/ DENNIS R. HANSEN
                                         --------------------
                                         Dennis R. Hansen
                                         Senior Vice President
                                         and Controller

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


                     (c)   Reports on Form 8-K: None