Form 10-K
period 1997-12-31
WESTAMERICA BANCORPORATION
filed 1998-03-30
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


(Mark one)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1997

         or
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from .....to.......

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

YES    [ x ]      NO    [   ]

Indicate by check mark if disclosure of delinquent files
pursuant to item 405 of Regulation S-K (Section 229.405
of this chapter) is not contained herein, and will not be
contained, to the best of the registrant's knowledge, in
definitive proxy or information statements incorporated
by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.   [   ]



Aggregate market value of the voting stock held by
non-affiliates of the registrant, computed by reference to
the closing price of the stock, as of March 20, 1998:
$1,374,172,000

Number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 1998

Title of Class
Common Stock, no par value

Shares Outstanding
42,652,768


DOCUMENTS INCORPORATED BY REFERENCE
Document *
Proxy Statement dated March 19, 1998
for Annual Meeting of Shareholders
to be held on April 21, 1998

Incorporated into:
Part III

* Only selected portions of the documents specified are incorporated by reference into this report, as more particularly described herein. Except to the extent expressly incorporated herein by reference, such documents shall not be deemed to be filed as part of this Annual
Report on Form 10-K.



TABLE OF CONTENTS

PART I                                                                      Page

Item 1   Business                                                              2
Item 2   Description of Properties                                            26
Item 3   Legal Proceedings                                                    27
Item 4   Submission of Matters to a Vote of Security Holders                  27


PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters                                                  27
Item 6   Selected Financial Data                                              29
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            30
Item 8   Financial Statements and Supplementary Data                          56
Item 9   Changes in and Disagreements on Accounting and Financial Disclosure  99

PART III

Item 10  Directors and Executive Officers of the Registrant                   99
Item 11  Executive Compensation                                               99
Item 12  Security Ownership of Certain Beneficial Owners and Management       99
Item 13  Certain Relationships and Related Transactions                       99

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K     100



PART I

ITEM I. Business

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject of the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing;
changes in the interest rate environment reduce margins;
general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses;
changes in the regulatory environment, changes in business conditions; volatility of rate sensitive deposits;
operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.
See also "Certain Additional Business Risks" herein and other risk factors discussed elsewhere in this Report.


WESTAMERICA BANCORPORATION (the "Company") is a bank holding company registered under the Bank Holding
Company Act of 1956 ("BHC"), as amended. The Company was incorporated under the laws of the State of California as "Independent Bankshares Corporation" on
February 11, 1972. Its principal executive offices are located at 1108 Fifth Avenue, San Rafael, California
94901, and its telephone number is (415) 257-8000. The
Company provides a full range of banking services to individual and corporate customers in Northern and Central
California through its subsidiary banks, Westamerica
Bank and Bank of Lake County (the "Banks"). The Banks are subject to competition from other financial institutions and regulations from certain agencies and undergo periodic examinations by those regulatory authorities. In addition, the Company also owns 100 percent of the capital stock of Westamerica Commercial
Credit, Inc., a company engaged in financing accounts receivable and inventory lines of credit and term business loans and 100 percent of Community Banker Services
Corporation, a company engaged in providing the Company and its subsidiaries data processing services and other support functions.

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

In mid-1983, the Company consolidated the six subsidiary banks into a single subsidiary bank. The consolidation was accomplished by the merger of the five state-chartered banks (Bank of Marin, Bank of Sonoma County, Bank of Lake
County, Gold Country Bank and Vaca Valley Bank) into First
National Bank of Mendocino County which subsequently changed its name to Westamerica Bank ("WAB"), a national banking association organized and existing under the laws of the United States.

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

On June 6, 1995, the merger of CapitolBank Sacramento with and into WAB became effective. Under the terms of the merger, the Company issued shares of its common stock in exchange for all of CapitolBank Sacramento's common stock.
The business combination was accounted for on a pooling-of-interests basis.

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

On April 12, 1996 Napa Valley Bank was merged into WAB.

In November 1996, the Company finalized the formation of a new subsidiary, Westamerica Commercial Credit, Inc. which engages in financing accounts receivable and inventory lines of credit and term business loans.

On April 12, 1997, the Company acquired ValliCorp
Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. The acquisition became effective through the issuance of shares of the Company's common stock in exchange for all of the outstanding shares of ValliCorp Holdings, Inc. The business combination was accounted for on a pooling-of-interests basis. ValliWide
Bank remained as a separate subsidiary bank of the Company.

On June 20, 1997, ValliWide Bank ceased to exist as a subsidiary of the Company, when it was merged with and into WAB.

On January 22, 1998, the Board of Directors of the Company authorized a three-to-one split of the Company's common stock in which each share of the Company's common stock is converted into three shares, with record and effective dates of February 10 and February 25, 1998, respectively.

At December 31, 1997, the Company had consolidated assets of approximately $3.85 billion, deposits of approximately
$3.08 billion and shareholders' equity of approximately
$407.2 million.


General

Westamerica Bancorporation is a community oriented bank holding company headquartered in San Rafael, California.
The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada
Counties in the North, to Kern and San Luis Obispo counties in the South. The Company's strategic focus is on the banking needs of small businesses. The Company chose this particular focus in the late 1980's as it recognized that concentrating on a few niche markets was going to be the key to the Company's profitable survival in the consolidating banking business.


Certain Additional Business Risks

The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company
Common Stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 150,000,000 shares of common stock (and two classes of 1,000,000 shares each, denominated "Class B Common Stock" and "Preferred
Stock", respectively) of which approximately 42,799,020 were outstanding at December 31, 1997. Pursuant to its stock option plans, at December 31, 1997, the Company had exercisable options outstanding of 1,147,920. As of December 31, 1997, 191,118 shares of Company Common Stock remained available for grants under the Company's stock option plans (and stock purchase plan). Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common
Stock.

A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 1997, real estate served as the principal source of collateral with respect to approximately 53 percent of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale securities portfolio, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors and customers or employee fraud.
The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such event occur that is not prevented or detected by the Company's internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations. See also the section
"Year 2000 Compliance" in the Management's Discussion and
Analysis contained in this report.


Employees

At December 31, 1997, the Company and its subsidiaries employed 1,144 full-time equivalent staff. Employee relations are believed to be good.


The Effect of Government Policy on Banking

The earnings and growth of the Company are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System ("FRB") influences the supply of money through its open market operations in U.S.
Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.
Additionally, state and federal tax policies can impact banking organizations. Effective January 1, 1997, applicable California law and corporation tax rates were reduced by 5% in order to keep California competitive with other western states.

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


Regulation and Supervision of Bank Holding Companies

The Company is a bank holding company subject to the Bank
Holding Company Act of 1956, as amended ("BHCA"). The
Company reports to, registers with, and may be examined by, the FRB. The FRB also has the authority to examine the Company's subsidiaries. The costs of any such examination by the FRB are payable by the Company.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such the Company and the Banks are subject to examination by, and may be required to file reports with, the California
Commissioner of Financial Institutions (the "Commissioner).

The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards". The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See section entitled "Prompt Corrective Action and Other Enforcement
Mechanisms".

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

The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

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

California "opted in" to the Interstate Banking and Branching Act provisions regarding interstate branching by enacting the Caldera, Weggeland, and Killea California
Interstate Banking and Branching Act of 1995 ("IBBA").
Under the IBBA, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing 5 year old
California bank or industrial loan company by merger or purchase; (b) California state-chartered banks will be empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Commissioner will be authorized to approve an interstate acquisition or merger which would result in a deposit concentration exceeding
30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office. The legislation also contains extensive provisions governing intrastate and interstate (a) intra-industry sales, mergers and conversions between banks and between industrial loan companies and (b) inter-industry transactions involving banks, savings associations and industrial loan companies.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See section entitled "Restrictions on Dividends and other Distributions" for additional restrictions.

Transactions between the Company and the Banks are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

The FRB has adopted comprehensive amendments to Regulation
Y which became effective April 21, 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval,
(ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlining and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change.

In order for a bank holding company to qualify as well-run, both it and the insured depository institutions that it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

To qualify as "well-capitalized," the bank holding company must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater; (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater; and
(iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well-capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions that are well-capitalized, and none of its insured depository institutions may be undercapitalized.

To qualify as "well-managed": (i) the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review, must have received a composite rating, rating for management and rating for compliance which were at least satisfactory; (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings; and
(iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

The permissible non-banking activities in which bank holding companies may engage include: (i) extending credit and servicing loans; (ii) real estate and personal property appraising; (iii) arranging commercial real estate equity financing; (iv) check-guaranty services; (v) collection agency services; (vi) credit bureau services;
(vii) asset management, servicing and collection; (viii) acquiring debt in default; (ix) real estate settlement services; (x) leasing personal or real property; (xi) operating nonbank depository institutions; (xii) trust company functions; (xiii) financial and investment advisory activities; (xiv) riskless principal transactions; (xv) private placement services; (xvi) foreign exchange trading for a bank holding company's own account; (xvii) dealing and related activities in gold, silver, platinum and palladium; (xviii) employee benefits consulting; (xix) career counseling services; (xx) printing and selling checks; (xxi) insurance agency and underwriting services; (xxii) community development activities; (xxiii) data processing; and (xxiv) money order, savings bond and traveler's checks services. A bank holding company's provision of these services is subject to numerous qualifications, limitations and restrictions.


Bank Supervision and Regulation

The Banks are California chartered banks insured by the Federal Deposit Insurance Corporation (the "FDIC"), and as such are subject to regulation, supervision and regular examination by the California Department of Financial
Institutions ("DFI") and the FDIC. As members of the Federal Reserve System, the Banks' primary federal regulator is the FRB. The regulations of these agencies affect most aspects of the Banks' business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Banks' activities and various other requirements. The DFI was created pursuant to AB
3351, effective July 1, 1997, and combines the State
Banking Department, the Department of Savings and Loan, and regulatory oversight over industrial loan companies and credit unions with the DFI. For the most part, the DFI is merely assuming the responsibilities and authorities previously held by the existing previous regulators.

The Banks are also subject to applicable provisions of California law, insofar as such provisions are not in conflict with or preempted by federal banking law. In addition, the Banks are subject to certain regulations of the FRB dealing primarily with check-clearing activities, establishment of banking reserves, Truth-in-Lending
(Regulation Z), Truth in Savings (Regulation DD), and
Equal Opportunity (Regulation B).

Under California law, a state chartered bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investments and lending activities.
Whenever it appears that the contributed capital of a California bank is impaired, the Commissioner shall order the bank to correct such impairment. If a bank is unable to correct the impairment, such bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, such common shares are to be sold by the bank. During 1996 the California Interstate
Banking and Branching Cleanup Act was enacted, which revised the DFI's assessment methodology for state-chartered banks in order to provide a better basis of comparison to the method used by the Office of the Comptroller of the Currency ("OCC"). Under the revised methodology, the average assessment for state banks will be approximately 39% of the OCC's annual charges for national bank supervision.

California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner.
FDICIA, however, imposes limitations on the activities and equity investments of state chartered, federally insured banks. The limitations on equity investments were effective December 19, 1991, and the limitations on activities became effective December 19, 1992. The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank. Non-permissible investments must have been divested by state banks no later than December 19, 1996. FDICIA prohibits a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund. The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto. Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

During 1996, the OCC adopted a regulation to revise and streamline its procedures with respect to corporate activities of national banks, to be effective December 31, 1996. These revised standards allow the OCC to approve, on a case-by-case basis, the entry of bank operating subsidiaries into a business incidental to banking, including activities in which the parent bank is not permitted to engage. Such a standard allows a national bank to conduct an activity approved for a bank holding company through a bank operating subsidiary such as acting as an investment or financial advisor, leasing personal property and providing financial advice to customers. In general, these revised standards will be available to well-capitalized or adequately-capitalized national banks.
Since state banks may only make equity investments if of a type permissible for national banks, this revised regulation might result in some liberalization of the types of investments permissible for state banks.


Capital Standards

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse agreements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S.
Government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

In determining the capital level a bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles
("GAAP") and have special rules which have the effect of reducing the amount of capital it will recognize for purposes of determining the capital adequacy of a bank.
These rules are called Regulatory Accounting Principles
("RAP"). In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of the allowance for loan losses to classified assets. Future changes in the regulations or practices of the federal banking agencies could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amounts of profits, if any, available for the payment of dividends.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying common stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized gains/losses on available-for-sale equity securities with readily determinable fair values must be deducted in determining Tier 1 capital. Additionally, as of April 1, 1995, for Tier 1 capital purposes, deferred tax assets that can only be realized if the institution earns sufficient taxable income in the future will be limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for loan losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

On September 16, 1997, the FDIC adopted a final rule lowering the risk-based capital requirements for certain small business loans and leases sold with recourse. The final rule on small business loans and leases sold with recourse essentially makes permanent an interim interagency rule in effect since 1995 that reduced the minimum capital levels that institutions must maintain for those transactions. Under the final rule, a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed
15% of the institution's total risk-based capital.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For banking organizations rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least
100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See
Note 8 to the consolidated financial statements for capital ratios for the Company and the Banks compared to the standards for well-capitalized depository institutions and for minimum capital requirements.

Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off balance sheet position) in evaluating a bank's capital adequacy. This final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure. The information and exposure estimates collected through a new proposed supervisory measurement process, described in the banking agencies' joint policy statement on interest rate risk, would be one quantitative factor used to determine the adequacy of an individual bank's capital for interest rate risk. The focus of that proposed process is on a bank's economic value exposure. Other quantitative factors include the bank's historical financial performance and its earnings exposure to interest rate movements.
Examiners also will consider qualitative factors, including the adequacy of the bank's internal interest rate risk management. The banking agencies intend for this case-by-case approach for assessing a bank's capital adequacy for interest rate risk to be a transitional arrangement.

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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

----------------------------------------------------------------------------------------
                                                      Total        Tier 1
                                                 risk-based    risk-based      Leverage
                                                    capital       capital         ratio
----------------------------------------------------------------------------------------
Well capitalized                                         10%            6%            5%
Adequately capitalized                                    8%            4%            4%
Undercapitalized                less than:                8%            4%            4%
Significantly undercapitalized  less than:                6%            3%            3%
Critically undercapitalized     Tangible equity/total assets less than 2%
----------------------------------------------------------------------------------------

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


Restrictions on Dividends and Other Distributions

The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.
FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

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


Premiums for Deposit Insurance and Assessments for
Examinations

All of the bank subsidiaries of the Company have their deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC also administers the Savings Association Insurance Fund ("SAIF"), which insures deposits in thrift institutions. The FDIC is authorized to borrow up to $30 billion from the United States Treasury;
up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.

As required by FDICIA, the FDIC adopted a transitional risk-based assessment system for deposit insurance premiums which became effective January 1, 1993. On
November 14, 1995 the Board of Directors of the FDIC adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rates applicable to deposits assessable by the BIF for semiannual assessment periods beginning January 1, 1996. The revised assessment schedule would retain the risk based characteristics of the current system. On November 26, 1996 the FDIC decided to continue in effect the current BIF assessment rate schedule.

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

Pursuant to the Funds Act, the FDIC imposed a special one-time assessment on all institutions that held SAIF assessable deposits as of March 31, 1995 of an estimated
65.7 cents per $100 of SAIF assessable deposits. Certain discounts and exemptions from the assessment were available. For example, BIF-member banks that had acquired
SAIF-insured deposits from thrifts were generally entitled to a 20% discount on the special assessment if the bank satisfied certain statutory thresholds (the bank's acquired SAIF deposits, as adjusted, must be less than half of its total domestic deposits). Furthermore, beginning January 1, 1997, all FDIC-insured institutions were to be assessed to cover the interest payments due on FICO bonds. For calendar years 1997 through 1999, BIF members will pay one-fifth the rate SAIF members will pay, and beginning in 2000 both types of institutions will pay the same rate. BIF members were required to pay a FICO assessment of approximately 1.3 basis points for the semiannual FICO assessment in 1997.

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


Community Reinvestment Act and Fair Lending Developments

The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

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


Recently Enacted Legislation

The Taxpayer Relief Act of 1997 provides for Education
Individual Retirement Accounts ("Education IRA"), a new type of tax-free savings vehicle to pay qualified higher education expenses. A maximum of $500 per year may be contributed to Education IRAs for any beneficiary under the age of 18 years, provided the contributor has adjusted gross income for the year not exceeding $95,000 ($150,000 for joint returns). No income tax deduction is provided for a contribution to an Education IRA. Until a distribution is made from an Education IRA, earnings on contributions to the account are not subject to tax. In addition, distributions from an Education IRA are excludable from gross income to the extent that the distribution does not exceed qualified higher education expenses incurred by the beneficiary during the year the distribution is made. The trustee or custodian of an Education IRA must be a bank or another person approved by the Internal Revenue Service ("IRS"), including an entity already approved by the IRS to be a nonbank trustee or custodian of an Individual Retirement Account.

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

In June 1997, the U.S. Environmental Protection Agency
("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996 (the "Asset
Conservation Act"). By way of background, in 1992 the EPA issued its CERCLA Lender Liability Rule which was intended to be a regulation for the enforcement of CERCLA as to lenders. In 1994 the Lender Liability Rule was stricken by the U.S. Court of Appeals for the District of Columbia in Kelley v. EPA. The EPA retained the Lender Liability Rule, characterizing it as its internal enforcement policy. The
Asset Conservation Act adopted language similar to the EPA's Lender Liability Rule. In its June 1997 announcement, the EPA indicated that it will treat those provisions of the Lender Liability Rule that are similar to the Asset Conservation Act "as guidance in interpreting" the lender liability exemption under the Act.

In 1997, California adopted the Environmental
Responsibility Acceptance Act (Cal. Civil Code Sections
850-855)(the "Act"). The main purposes of the Act are to facilitate (I) the notification of government agencies and potentially responsible parties (e.g., for cleanup) of the existence of contamination and (ii) the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency. Potentially responsible parties that receive such notice must respond with either a "commitment statement" to conduct certain response actions (as defined in the Act) or a "negative response." Potentially responsible parties who become aware of a release must provide the owner with a report of the release and either a "commitment statement" or a "negative response." Persons failing to provide the requisite notice lose certain rights to damages. Neither the failure to issue a "commitment statement" nor its issuance is to be construed as an admission of liability for the release. Commitment statements that are accepted run with the land, thereby binding future owners. The notification requirements of the Act do not take effect until July 31, 1998. However, the Act's notification requirements apply to past releases, if they occurred after January 1, 1995. Notices for such past releases must be given by December 31, 1998.


Pending Legislation and Regulations

There are pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities", including insurance companies and securities firms.

On September 16, 1997, the FDIC proposed two new rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The proposed rules were developed in consultation with the OCC, the FRB, and the Office of Thrift
Supervision ("OTS").

The first proposed rule would make risk-based capital standards consistent for two types of credit enhancements
(i.e., recourse arrangements and direct credit substitutes) and would require different amounts of capital for different risk positions in asset securitization transactions. Similar proposals are being considered by the other federal banking agencies as well.
Under the proposed rule, banks holding the riskiest part of a securitization would have higher capital requirements than those holding less risky sections.

The second proposed rule would permit limited amounts of unrealized gains on equity securities to be recognized for risk-based capital purposes. The proposal on equity securities would permit institutions to include in Tier 2 capital 45% of the net unrealized pre-tax gains on available-for-sale equity securities. The proposal would increase the amount of regulatory capital for some institutions.

Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

While the effect of such proposed legislation and regulatory reform on the business of financial institutions cannot be accurately predicted at this time, it seems likely that a significant amount of consolidating in the banking industry will continue to occur throughout the remainder of the decade.


Competition

In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

The enactment of the IBBA in 1994 as well as the California Interstate Banking and Branching Act of 1995 will likely increase competition within California. See the "Regulation and Supervision of Bank Holding Companies" section discussed earlier in this report. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

According to information obtained by the Company through an independent market research firm, WAB was the second largest financial institution in terms of total deposits in Marin County at June 30, 1997, at which date it had approximately 12 percent of total deposits held in federally insured depository institutions in that county.
According to the same source of information and in terms of total deposits, as of June 30, 1997 WAB ranked fourth in WAB's Sonoma-Mendocino counties service area, with approximately a 9 percent share of the market, third in the Fresno service area with approximately 11 percent of total deposits, and was fifth in the Solano-Contra
Costa-Alameda counties service area, with a market share of approximately 5 percent. Completion of the merger with ValliWide bank in 1997 resulted in the formation of the "South Valley Region" encompassing portions of Kern, San
Luis Obispo, Tulare and Kings counties. In terms of total deposits, WAB ranked, as of June 30, 1997, fifth among all financial institutions servicing the area with approximately 9 percent of the market. In addition, WAB's market share in the Sacramento-Placer-Nevada-Yolo counties service area was approximately 6 percent, ranking sixth among its competitors. The share of the market for deposits and loans held by WAB in San Francisco and Alameda Counties is not significant. According to the same source of information, WAB ranked second in terms of total deposits in the Napa Valley service area as of June 30, 1997, with approximately 16 percent market share. The same source of data reports that BLC ranked third, in terms of total deposits, in market share in the Lake County service area with 16 percent of the total.

The Banks provide checking and savings deposit services as well as commercial, real estate and personal loans.
In addition, most of the branches offer safe deposit facilities, automated teller units, collection services and other investment services.

The Banks believe that personal, prompt, professional service and community identity are important in the banking business. To this end, each one of the Banks has sought to retain its community identity and has emphasized personalized services through "big bank resources with small bank resourcefulness".

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


ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 1997.



PART II

ITEM 5. Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock is traded on the NASDAQ National
Market Exchange ("NASDAQ") under the symbol "WABC". The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ:

(Restated for a three-to-one stock split authorized January 22, 1998 and effective February 25, 1998)

Period
  1997:                           High      Low
                               -------  -------
First quarter                   $24.17   $18.83
Second quarter                   25.83    19.27
Third quarter                    29.33    24.58
Fourth quarter                   35.00    28.54

  1996:

First quarter                   $15.75   $14.42
Second quarter                   16.75    15.33
Third quarter                    17.00    15.50
Fourth quarter                   19.58    16.50

As of December 31, 1997, there were 8,611 shareholders of record of the Company's common stock.

The Company has paid cash dividends on its common stock in every quarter since commencing operations on January 1, 1973, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. As of December 31, 1997, $98.4 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

Additional information (required by Item 5) regarding the amount of cash dividends declared on common stock for the two most recent fiscal years is discussed in Note 18 to the consolidated financial statements included in this report.

As discussed in Note 7 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (a "Right") for each outstanding share of common stock. The terms of the Rights were amended and restated on September 28, 1989. On March 23, 1995, the Board of Directors of the Company approved a further amendment and restatement of Rights. The Amended and Restated Rights Agreement entitles the holders of each share of the Company Common Stock to the right (each, a "Westamerica Right"), when exercisable, to purchase from the Company one share of its Common Stock at a price of $21.667 per share, subject to adjustment in certain circumstances. A Westamerica Right is attached to each share of the Company Common Stock. The Westamerica Rights only become exercisable and trade separately from the Company Common Stock following the earlier of
(I) a public announcement that a person or a group of affiliated or associated persons has become the beneficial owner of the Company securities having 15 percent or more of the Company's voting power (an "Acquiring Person") or (ii) 10 days following the commencement of, or a public announcement of an intention to make, a tender or exchange offer which would result in any person having beneficial ownership of securities having 15 percent or more of such voting power. Upon becoming exercisable, each holder of a Westamerica Right (other than an Acquiring Person whose rights will become null and void) will, for at least a 60-day period thereafter, have the right (subject to the following sentence), upon payment of the exercise price of $21.667, to receive upon exercise that number of shares of the Company Common Stock having a market value of twice the exercise price of the Westamerica Right, to the extent available. Subject to applicable law, the Board of Directors, at its option, may at any time after a Person becomes an Acquiring Person (but not after the acquisition by such Person of 50 percent or more of the outstanding Company Common Stock), exchange all or part of the then outstanding and exercisable Westamerica Rights (except for Westamerica Rights which have become void) for shares of the Company Common Stock equivalent to one share of the Company Common Stock per Westamerica Right or, alternatively, for substitute consideration consisting of cash, securities of the Company or other assets (or any combination thereof).


Item 6. Selected Financial Data

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
---------------------------------------------------------------------------------------------
(In thousands, except per share data)       1997     1996 *     1995 *     1994 *     1993 *
---------------------------------------------------------------------------------------------
Year ended December 31
Interest income                         $270,670   $274,182   $283,704   $256,638   $237,165
Interest expense                          88,054     91,700     95,627     73,321     72,251
---------------------------------------------------------------------------------------------
Net interest income                      182,616    182,482    188,077    183,317    164,914
Provision for loan losses                  7,645     12,306     15,229     11,378     13,503
Non-interest income                       37,013     36,307     34,227     36,929     44,249
Non-interest expense                     137,878    136,051    141,960    150,128    161,227
---------------------------------------------------------------------------------------------
Income before income taxes                74,106     70,432     65,115     58,740     34,433
Provision for income taxes                25,990     23,605     21,930     20,627     11,103
---------------------------------------------------------------------------------------------
      Net income                         $48,116    $46,827    $43,185    $38,113    $23,330
=============================================================================================


Earnings per share: **
      Basic                                $1.12      $1.10      $0.99      $0.87      $0.58
      Diluted                               1.10       1.08       0.98       0.87       0.57
Per share: **
      Dividends paid                       $0.36      $0.30      $0.25      $0.21      $0.19
      Book value at December 31             9.51       8.84       8.12       7.41       7.01

Average common shares outstanding **      43,040     42,759     43,747     43,732     40,510
Average diluted common shares outstand ** 43,827     43,358     44,274     44,061     40,924
Shares outstanding at December 31 **      42,799     42,889     43,228     43,351     42,879

At December 31
Loans, net                            $2,211,307 $2,236,319 $2,209,653 $2,220,122 $2,071,405
Total assets                           3,848,444  3,866,774  3,880,299  3,793,196  3,641,984
Total deposits                         3,078,501  3,228,700  3,270,907  3,249,823  3,194,395
Funds purchased                          264,848    167,447    186,032    135,426     76,298
Debt financing and notes payable          52,500     58,865     40,932     51,647     37,614
Shareholders' equity                     407,152    379,279    351,058    321,169    300,670

Financial Ratios:

For the year:
     Return on assets                       1.28%      1.24%      1.14%      1.04%      0.70%
     Return on equity                      12.71%     13.22%     12.73%     12.24%      8.96%
     Net interest margin ***                5.63%      5.54%      5.68%      5.67%      5.59%
     Net loan losses to average loans       0.35%      0.51%      0.59%      0.43%      0.56%
     Non-interest expense/revenues ***     60.15%     60.08%     63.86%     68.16%     77.08%
At December 31:
     Equity to assets                      10.58%      9.81%      9.05%      8.47%      8.26%
     Total capital to risk-adjusted as     14.76%     14.95%     14.39%     13.58%     12.99%
     Loan loss reserve to loans             2.24%      2.23%      2.15%      2.05%      2.01%

 * Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis
 ** Restated for a three-to-one stock split authorized January 22, 1998 and effective February 25, 1998
 *** Fully taxable equivalent



Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduce margins; general economic conditions, either nationally or regionally, are less favorable than expected resulting in, among other things, a deterioration in the credit quality and an in increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching and liquidity risks; and changes in the securities markets. For further information on risks and uncertainties see also "Certain Additional Business Risks" and other risk factors discussed elsewhere in this Report.

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation (the "Company") that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes as well as with the other information presented throughout the report.

All financial information has been restated on a historical basis to reflect the ValliCorp Holdings, Inc. ("ValliCorp") acquisition on April 12, 1997 (the "Merger") using the pooling-of-interests method of accounting.

On January 22, 1998, the Board of Directors of the Company authorized a three-for-one stock split of the Company's Common Stock, effective February 25, 1998, in which each share of the Company's Common Stock is converted into three shares. Consequently, all related information in this report has been restated to reflect the effect of the stock split.

The Company achieved earnings of $48.1 million in 1997, representing a 3 percent increase from the $46.8 million earned in 1996 and 11 percent higher than 1995 earnings of $43.2 million.

COMPONENTS OF NET INCOME
-----------------------------------------------------------------------------------------
                                                            1997        1996        1995
-----------------------------------------------------------------------------------------
                                                                 (In millions)
Net interest income *                                     $192.2      $190.1      $194.6
Provision for loan losses                                   (7.6)      (12.3)      (15.2)
Non-interest income                                         37.0        36.3        34.2
Non-interest expense                                      (137.9)     (136.1)     (142.0)
Taxes *                                                    (35.6)      (31.2)      (28.4)
-----------------------------------------------------------------------------------------
    Net income                                             $48.1       $46.8       $43.2
=========================================================================================
Net income as a percentage of
  average total assets                                      1.28%       1.24%       1.14%
=========================================================================================

* Fully taxable equivalent (FTE)

Basic earnings per share in 1997 were $1.12, compared to $1.10 and $.99 in 1996 and 1995, respectively. During 1997, the Company benefited from increased net interest income, primarily due to a decrease in short-term borrowed funds in part offset by a reduction in the average balance of earning assets. Also contributing to increased earnings, the Company lowered its loan loss provision in recognition of improved credit quality and lower net credit losses, and benefited from increased non-interest income. Higher non-interest expense included approximately $18.8 million ($12.8 million after tax) in charges associated with the Merger. Earnings in 1996 were favorably affected compared to 1995 by increases in earning asset yields, a lower loan loss provision, higher non-interest income and expense controls, which were partially offset by lower average balances of earning assets. The Company's return on average total assets was 1.28 percent in 1997, compared to 1.24 percent and 1.14 percent in 1996 and 1995, respectively. Return on average equity in 1997 was 12.71 percent, compared to
13.22 percent and 12.73 percent, respectively, in the two previous years.


NET INTEREST INCOME

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 1997 increased $2.1 million from 1996 to $192.2 million. Comparing 1996 to 1995, net interest income (FTE) decreased $4.5 million.

Components of Net Interest Income
-----------------------------------------------------------------------------------------
                                                            1997        1996        1995
-----------------------------------------------------------------------------------------
                                                                 (In millions)
Interest income                                           $270.7      $274.2      $283.7
Interest expense                                           (88.1)      (91.7)      (95.6)
FTE adjustment                                               9.6         7.6         6.5
-----------------------------------------------------------------------------------------
    Net interest income (FTE)                             $192.2      $190.1      $194.6
=========================================================================================
Average earning assets                                  $3,414.6    $3,434.6    $3,426.7
Net interest margin (FTE)                                   5.63%       5.54%       5.68%
=========================================================================================

Interest income (FTE) decreased $1.5 million from 1996, primarily due to a $20.0 million decrease in average earning asset balances. Categories of earning assets that decreased included most types of consumer loans, partially offset by increases in targeted commercial credits. The average investment portfolio balances also decreased from 1996, as reductions in short-term funds sold, participation certificates and U.S. Treasury securities were in part offset by increases in tax-free and U.S. Agency securities. Comparing 1996 to 1995, interest income (FTE) decreased $8.4 million, principally due to a 26 basis point decrease in earning-asset yields in part offset by a $7.9 million increase in average balances.

The revenue decrease in 1997 was more than offset by a $3.6 million decrease in interest expense, the result of a decrease of 2 basis points in rates paid on interest-bearing liabilities combined with a $92.5 million decrease in average balances, and a $31.0 million increase in the average balance of non-interest bearing demand deposits. Comparing 1996 to 1995, the Company experienced a $3.9 million reduction in interest expense, primarily due to a $34.6 million decrease in the average balance of interest-bearing liabilities and a 10 basis point decrease in the rates paid combined with an increase of $29.4 million in the average balance of non-interest bearing demand deposits.

In both periods, Company has consistently been successful at reducing high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts.

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

Distribution of assets, liabilities and shareholders' equity.
Yields/rates and interest margin.

-----------------------------------------------------------------------------------------
                                                                Full Year 1997
-----------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
                                                                    Interest       Rates
                                                        Average      Income/     Earned/
                                                         Balance     Expense        Paid
-----------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                       $30,125      $1,635        5.43 %
Trading account securities                                    --          --          --
Investment securities                                  1,136,415      73,888        6.50

Loans:
  Commercial                                           1,394,425     129,473        9.29
  Real estate construction                                85,409       9,386       10.99
  Real estate residential                                350,825      27,138        7.74
  Consumer                                               417,389      38,756        9.29
-----------------------------------------------------------------------------
Earning assets                                         3,414,588     280,276        8.21

Other assets                                             335,063
-----------------------------------------------------------------
    Total assets                                      $3,749,651
=================================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                           $781,001         $--          -- %
  Savings and interest-bearing
    transaction                                        1,533,939      34,743        2.26
  Time less than $100,000                                479,692      24,425        5.09
  Time $100,000 or more                                  323,840      17,096        5.28
-----------------------------------------------------------------------------
    Total interest-bearing deposits                    2,337,471      76,264        3.26
Funds purchased                                          162,592       7,803        4.80
Debt financing and notes payable                          57,483       3,987        6.94
-----------------------------------------------------------------------------
  Total interest-bearing liabilities                   2,557,546      88,054        3.44
Other liabilities                                         32,499
Shareholders' equity                                     378,605
-----------------------------------------------------------------
  Total liabilities and shareholders' equity          $3,749,651
=================================================================
Net interest spread (1)                                                             4.77 %
Net interest income and interest margin (2)                         $192,222        5.63 %
=========================================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.
Yields/rates and interest margin.

-----------------------------------------------------------------------------------------
                                                                Full Year 1996
-----------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
                                                                    Interest       Rates
                                                        Average      Income/     Earned/
                                                         Balance     Expense        Paid
-----------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                       $94,612      $5,218        5.52 %
Trading account securities                                    17           1        5.88
Investment securities                                  1,090,422      67,923        6.23

Loans:
  Commercial                                           1,344,626     126,582        9.41
  Real estate construction                               118,893      12,515       10.53
  Real estate residential                                320,440      26,486        8.27
  Consumer                                               465,561      43,116        9.26
-----------------------------------------------------------------------------
Earning assets                                         3,434,571     281,841        8.21

Other assets                                             346,613
-----------------------------------------------------------------
    Total assets                                      $3,781,184
=================================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                           $750,204         $--          -- %
  Savings and interest-bearing
    transaction                                        1,559,531      34,936        2.24
  Time less than $100,000                                520,968      26,143        5.02
  Time $100,000 or more                                  313,050      16,506        5.27
-----------------------------------------------------------------------------
    Total interest-bearing deposits                    2,393,549      77,585        3.24
Funds purchased                                          196,453       9,974        5.08
Debt financing and notes payable                          60,045       4,141        6.90
-----------------------------------------------------------------------------
  Total interest-bearing liabilities                   2,650,047      91,700        3.46
Other liabilities                                         26,847
Shareholders' equity                                     354,086
-----------------------------------------------------------------
  Total liabilities and shareholders' equity          $3,781,184
=================================================================
Net interest spread (1)                                                             4.75 %
Net interest income and interest margin (2)                         $190,141        5.54 %
=========================================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.
Yields/rates and interest margin.

-----------------------------------------------------------------------------------------
                                                                Full Year 1995
-----------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
                                                                    Interest       Rates
                                                        Average      Income/     Earned/
                                                         Balance     Expense        Paid
-----------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                       $65,150      $3,880        5.96 %
Trading account securities                                    11           1        9.09
Investment securities                                  1,106,547      67,432        6.09

Loans:
  Commercial                                           1,303,319     129,090        9.90
  Real estate construction                               151,242      15,626       10.33
  Real estate residential                                295,013      26,811        9.09
  Consumer                                               505,373      47,408        9.38
-----------------------------------------------------------------------------
Earning assets                                         3,426,655     290,248        8.47

Other assets                                             346,673
-----------------------------------------------------------------
    Total assets                                      $3,773,328
=================================================================
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                           $720,799         $--          -- %
  Savings and interest-bearing
    transaction                                        1,617,469      37,456        2.32
  Time less than $100,000                                567,448      29,758        5.24
  Time $100,000 or more                                  296,109      16,218        5.48
-----------------------------------------------------------------------------
    Total interest-bearing deposits                    2,481,026      83,432        3.36
Funds purchased                                          155,350       8,708        5.61
Debt financing and notes payable                          48,241       3,487        7.23
-----------------------------------------------------------------------------
  Total interest-bearing liabilities                   2,684,617      95,627        3.56
Other liabilities                                         28,756
Shareholders' equity                                     339,156
-----------------------------------------------------------------
  Total liabilities and shareholders' equity          $3,773,328
=================================================================
Net interest spread (1)                                                             4.91 %
Net interest income and interest margin (2)                         $194,621        5.68 %
=========================================================================================

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

-----------------------------------------------------------------------------
                                                     For the years ended
                                                         December 31,
                                                   1997 compared with 1996
-----------------------------------------------------------------------------
                                                                       Total
                                                                   Increase/
                                              Volume        Rate  (Decrease)
-----------------------------------------------------------------------------
Increase (decrease) in                               (In thousands)
     interest and fee income:
  Money market assets and funds sold         ($3,501)       ($82)    ($3,583)
  Trading account securities                      (1)         --          (1)
  Investment securities (1)                    2,926       3,039       5,965

  Loans:
    Commercial (1)                             4,586      (1,695)      2,891
    Real estate construction                  (3,709)        580      (3,129)
    Real estate residential                    2,014      (1,362)        652
    Consumer                                  (4,473)        113      (4,360)
-----------------------------------------------------------------------------
      Total loans (1)                         (1,582)     (2,364)     (3,946)
-----------------------------------------------------------------------------
Total (decrease) increase in
   interest and fee income (1)                (2,158)        593      (1,565)
-----------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                    (593)        400        (193)
    Time less than $ 100,000                  (2,109)        391      (1,718)
    Time $ 100,000 or more                       570          20         590
-----------------------------------------------------------------------------
  Total interest-bearing deposits             (2,132)        811      (1,321)
  Funds purchased                             (1,648)       (523)     (2,171)
  Notes and mortgages payable                   (178)         24        (154)
-----------------------------------------------------------------------------
    Total (decrease) increase in
         interest expense                     (3,958)        312      (3,646)
-----------------------------------------------------------------------------
   Increase in
      net interest income (1)                 $1,800        $281      $2,081
=============================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

-----------------------------------------------------------------------------
                                                     For the years ended
                                                         December 31,
                                                   1996 compared with 1995
-----------------------------------------------------------------------------
                                                                       Total
                                                                   Increase/
                                              Volume        Rate  (Decrease)
-----------------------------------------------------------------------------
Increase (decrease) in                               (In thousands)
     interest and fee income:
  Money market assets and funds sold          $1,599       ($261)     $1,338
  Trading account securities                      --          --          --
  Investment securities (1)                     (941)      1,432         491

  Loans:
    Commercial (1)                             4,451      (6,959)     (2,508)
    Real estate construction                  (3,411)        300      (3,111)
    Real estate residential                    6,480      (6,805)       (325)
    Consumer                                  (3,694)       (598)     (4,292)
-----------------------------------------------------------------------------
      Total loans (1)                          3,826     (14,062)    (10,236)
-----------------------------------------------------------------------------
Total increase (decrease) in
     interest and fee income (1)               4,484     (12,891)     (8,407)
-----------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                  (1,319)     (1,201)     (2,520)
    Time less than $ 100,000                  (2,369)     (1,246)     (3,615)
    Time $ 100,000 or more                       828        (540)        288
-----------------------------------------------------------------------------
  Total interest-bearing deposits             (2,860)     (2,987)     (5,847)
  Funds purchased                              1,967        (701)      1,266
  Notes and mortgages payable                    805        (151)        654
-----------------------------------------------------------------------------
    Total decrease in
         interest expense                        (88)     (3,839)     (3,927)
-----------------------------------------------------------------------------
   Increase (decrease) in
      net interest income (1)                 $4,572     ($9,052)    ($4,480)
=============================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $7.6 million for 1997, compared to $12.3 million in 1996 and $15.2 million in 1995. The reductions in the provision in 1997 and 1996 reflect the results of the Company's continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors and positive economic conditions. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


INVESTMENT PORTFOLIO

The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

The objective of the investment securities held to maturity is to strengthen the portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 98 months at December 31, 1997 and, on the same date, those investments included $230.5 million in fixed rate and $500 thousand in adjustable rate securities.

Investment securities available for sale are generally used to supplement the Banks' liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1997, the Banks held $1,003.2 million classified as investments available for sale. At December 31, 1997, an unrealized gain of $18.4 million, net of taxes of $13.4 million, related to these securities, was held in shareholders' equity.

The Company had no trading securities at December 31, 1997.

For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

The following table shows the carrying amount (fair value) of the Company's investment securities available for sale as of the dates indicated:

-----------------------------------------------------------------------------------------
At December 31,                                             1997        1996        1995
-----------------------------------------------------------------------------------------
                                                                 (In thousands)
U.S. Treasury                                           $277,790    $299,739    $296,646
U.S. Government agencies and corporations                181,124     274,468     293,354
States and political subdivisions                        203,405     128,631     136,866
Asset-backed securities                                  184,377      94,282      80,923
Other                                                    156,538      95,341      62,134
-----------------------------------------------------------------------------------------
  Total                                               $1,003,234    $892,461    $869,923
=========================================================================================

The following table sets forth the relative maturities and yields of the Company's available-for-sale securities (stated at amortized cost) at December 31, 1997. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Available for sale
-----------------------------------------------------------------------------------------------------------------------------
                                                       After One  After Five
                                              Within  but Within  but Within   After Ten   Mortgage-
                                            One Year  Five Years   Ten Years       Years      backed       Other       Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
U.S. Treasury                                $90,484    $185,525         $--         $--         $--         $--    $276,009
     Interest rate                              6.02%       6.06%        --%         --%         --%         --%        6.05%
U.S. Government agencies
  and corporations                            37,608      81,903       6,280          --          --          --     125,791
     Interest rate                              6.08%       6.12%        --%         --%         --%         --%        5.80%
States and political
  subdivisions                                 8,784      37,499      44,408     106,120          --          --     196,811
     Interest rate                              7.37%       7.61%       7.66%       7.55%        --%         --%        7.58%
Asset-backed securities                          303      86,761      96,918          --                             183,982
     Interest rate                              5.83%       6.90%       6.15%        --%         --%         --%        6.12%
Other securities                              21,000      90,655       6,735          --          --          --     118,390
     Interest rate                              6.17%       6.23%       7.13%        --%         --%         --%        6.27%
-----------------------------------------------------------------------------------------------------------------------------
  Subtotal                                   158,179     482,343     154,341     106,120          --          --     900,983
     Interest rate                              6.13%       6.23%       6.38%       7.55%        --%         --%        6.39%
Mortgage-backed                                   --          --          --          --      55,001          --      55,001
     Interest rate                               --%         --%         --%         --%        6.14%        --%        6.14%
Other securities without
   set maturities                                 --          --          --          --          --      15,447      15,447
     Interest rate                               --%         --%         --%         --%         --%        9.15%       9.15%
-----------------------------------------------------------------------------------------------------------------------------
    Total                                   $158,179    $482,343    $154,341    $106,120     $55,001     $15,447    $971,431
     Interest rate                              6.13%       6.23%       6.38%       7.55%       6.14%     0.0915        6.42%
=============================================================================================================================

The following table shows the carrying amount (amortized cost) and fair value of the Company's investment securities held to
maturity as of the dates indicated:
-----------------------------------------------------------------------------------------
At December 31,                                             1997        1996        1995
-----------------------------------------------------------------------------------------
                                                                   (In thousands)
U.S. Treasury                                                $--        $998        $982
U.S. Government agencies and corporations                 83,656      79,743     175,898
States and political subdivisions                        136,965     131,343     123,582
Asset-backed securities                                       --         191       3,264
Other                                                     10,339       3,157       4,095
-----------------------------------------------------------------------------------------
  Total                                                 $230,960    $215,432    $307,821
=========================================================================================
Fair value                                              $236,896    $218,009    $310,377
=========================================================================================

The following table sets forth the relative maturities and yields of the Company's held-to-maturity securities at December 31, 1997. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Held to maturity
-----------------------------------------------------------------------------------------------------------------------------
                                                       After One  After Five
                                              Within  but Within  but Within   After Ten   Mortgage-
                                            One Year  Five Years   Ten Years       Years      backed       Other       Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
U.S. Treasury                                    $--         $--         $--         $--         $--         $--         $--
     Interest rate                               --%         --%         --%         --%         --%         --%         --%
U.S. Government Agencies
  and Corporations                               $--         $--         $--         $--         $--         $--         $--
     Interest rate                               --%         --%         --%         --%         --%         --%         --%
States and Political
  Subdivisions                                    15      14,766      76,696      45,488          --          --     136,965
     Interest rate                              9.65%       8.03%       7.61%       7.81%        --%         --%        7.72%
Asset-backed securities                          $--         $--         $--         $--         $--         $--         $--
     Interest rate                               --%         --%         --%         --%         --%         --%         --%
Other securities                                 $--         $--         $--      10,339          --          --      10,339
     Interest rate                               --%         --%         --%        5.53%        --%         --%        5.53%
-----------------------------------------------------------------------------------------------------------------------------
  Subtotal                                        15      14,766      76,696      55,827          --          --     147,304
     Interest rate                              9.65%       8.03%       7.61%       7.39%        --%         --%        7.57%
Mortgage-backed                                   --          --          --          --      83,656          --      83,656
     Interest rate                               --%         --%         --%         --%        6.05%        --%        6.05%
-----------------------------------------------------------------------------------------------------------------------------
    Total                                        $15     $14,766     $76,696     $55,827     $83,656          $0    $230,960
     Interest rate                              9.65%       8.03%       7.61%       7.39%       6.05%        --%        7.02%
=============================================================================================================================

LOAN PORTFOLIO

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

-----------------------------------------------------------------------------------------------------------------
At December 31,                                             1997        1996        1995        1994        1993
-----------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Commercial and commercial real estate                 $1,437,118  $1,455,984  $1,260,082  $1,244,561  $1,198,089
Real estate construction                                  66,782     101,136     128,901     175,962     176,337
Real estate residential                                  361,909     276,951     378,971     333,685     313,122
Consumer                                                 404,382     462,734     502,441     528,875     442,071
Unearned income                                           (8,254)     (9,565)    (12,248)    (16,381)    (15,801)
-----------------------------------------------------------------------------------------------------------------
Gross loans                                            2,261,937   2,287,240   2,258,147   2,266,702   2,113,818
Allowance for loan losses                                (50,630)    (50,921)    (48,494)    (46,580)    (42,413)
-----------------------------------------------------------------------------------------------------------------
Net loans                                             $2,211,307  $2,236,319  $2,209,653  $2,220,122  $2,071,405
=================================================================================================================

Maturities and Sensitivities of Selected Loans to Changes in Interest Rates

The following table shows the maturity distribution and interest rate sensitivity of commercial and real estate construction loans at December 31, 1997. Balances exclude loans to individuals and residential mortgages totaling $758.0 million. These types of loans are typically paid in monthly installments over a number of years.

-----------------------------------------------------------------------------------------------------
                                                          Within      One to       After
                                                        One Year  Five Years  Five Years       Total
-----------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Commercial and commercial real estate*                  $914,831    $257,878    $264,409  $1,437,118
Real estate construction                                  65,540       1,242          --      66,782
-----------------------------------------------------------------------------------------------------
Total                                                   $980,371    $259,120    $264,409  $1,503,900
=====================================================================================================
Loans with fixed interest rates                         $105,328    $259,120    $264,409    $628,857
Loans with floating interest rates                       875,043          --          --     875,043
-----------------------------------------------------------------------------------------------------
Total                                                   $980,371    $259,120    $264,409  $1,503,900
=====================================================================================================

* Includes demand loans


COMMITMENTS AND LETTERS OF CREDIT

It is not the policy of the Company to issue formal commitments on lines of credit except to a limited number of well established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of Letters of Credit to facilitate the customers' particular business transactions. Commitment fees generally are not charged except where Letters of Credit are involved. Commitments and lines of credit typically mature within one year. For further information, see Note 13 to the consolidated financial statements.


ASSET QUALITY

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with higher credit risk and increase diversification of earning assets. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all non-performing assets and potential problem loans, and receive an elevated level of attention to ensure collection.

The following summarizes the Company's classified assets for the periods indicated:
-----------------------------------------------------------------------------
At December 31,                                             1997        1996
-----------------------------------------------------------------------------
                                                            (In millions)
Classified loans                                           $67.5       $62.9
Other classified assets                                      7.4         9.9
-----------------------------------------------------------------------------
Total classified assets                                    $74.9       $72.8
=============================================================================

Classified loans at December 31, 1997 increased $4.6 million or 7 percent to $67.5 million from December 31, 1996, reflecting the implementation of the Company's strict standards for loans acquired through the Merger. Other classified assets decreased $2.5 million from prior year, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral.

Non-Performing Assets

Non-performing assets include non-accrual loans, loans 90 or more days past due and still accruing and other real estate owned. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as "performing non-accrual" and are included in total non-performing assets. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional payments received after that point are recorded as interest income on a cash basis. Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.

The following table summarizes the non-performing assets of the Company for the periods indicated:

-----------------------------------------------------------------------------------------------------------------
December 31,                                                1997        1996        1995        1994        1993
-----------------------------------------------------------------------------------------------------------------
                                                                             (In millions)
Performing non-accrual loans                                $1.6        $4.3        $2.4        $2.0        $1.9
Non-performing non-accrual loans                            16.5        12.5        25.0        15.6        20.0
-----------------------------------------------------------------------------------------------------------------
  Non-accrual loans                                         18.1        16.8        27.4        17.6        21.9
-----------------------------------------------------------------------------------------------------------------
Restructured loans                                            --         0.2         0.3         0.6         0.9
Loans 90 or more days past due
  and still accruing                                         1.0         1.8         1.7         4.8         2.9
-----------------------------------------------------------------------------------------------------------------
Total non-performing loans                                  19.1        18.8        29.4        23.0        25.7
Other real estate owned                                      7.4         9.9         7.6        11.7        17.5
-----------------------------------------------------------------------------------------------------------------
  Total non-performing assets                              $26.5       $28.7       $37.0       $34.7       $43.2
=================================================================================================================
Allowance for loan losses as a
  percentage of non-performing loans                         265%        271%        165%        203%        165%
Allowance for loan losses as a  percentage
  of total non-performing assets                             191%        177%        131%        134%         98%
=================================================================================================================

Performing non-accrual loans decreased $2.7 million to $1.6 million at December 31, 1997 while non-performing non-accrual loans increased $4.0 million to $16.5 million at December 31, 1997, primarily due to the addition of commercial real estate loans partially offset by loan collections, write-downs, payoffs and sales. The $2.5 million decrease in other real estate owned balances from December 31, 1996 was due to write-downs and liquidations net of additions from non-accrual loans on loans with real estate collateral. The increase in other real estate owned balances at December 31, 1996 from December 31, 1995 was due to new foreclosures and transfers of loans with real estate collateral net of sales and write-downs of properties acquired in satisfaction of debt.

The amount of gross interest income that would have been recorded for non-accrual loans for the year ended December 31, 1997, if all such loans had been current in accordance with their original terms while outstanding during the period, was $1.6 million in 1997 and 1996 and $3.0 million in 1995. The amount of interest income that was recognized on non-accrual loans from cash payments made in 1997, 1996 and 1995 was $462 thousand, $270 thousand and $242 thousand, respectively. Cash payments received, which were applied against the book balance of performing and non-performing non-accrual loans outstanding at December 31, 1997, totaled approximately $573 thousand, compared to $111 thousand and $299 thousand in 1996 and 1995, respectively.

The overall credit quality of the loan portfolio continues to be strong; however, the total non-performing assets could fluctuate from year to year. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to continue to reduce non-performing assets; however, the Company can give no assurance that additional increases in non-accrual loans will not occur in future periods.

Loan Loss Experience

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on those loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $50.6 million allowance for loan losses, which constituted 2.24 percent of total loans at December 31, 1997, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future allowance levels.

The following table summarizes the loan loss experience of the Company for the periods indicated:

-----------------------------------------------------------------------------------------------------------------
                                                            1997        1996        1995        1994        1993
-----------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Total loans outstanding                               $2,261,937  $2,287,240  $2,258,147  $2,266,702  $2,113,818
Average loans outstanding during the period            2,248,048   2,249,520   2,254,946   2,105,164   2,016,808

Analysis of the reserve:
Beginning balance                                        $50,921     $48,494     $46,580     $42,413     $37,398
Additions to the reserve charged to
  operating expense                                        7,645      12,306      15,229      11,378      13,503
Allowance acquired through merger                             --       1,665          --       1,755       3,430
Credit losses:
  Commercial and commercial real estate                   (6,824)     (7,998)     (7,395)     (5,752)     (7,988)
  Real estate construction                                  (962)       (781)     (1,401)       (790)     (2,377)
  Real estate residential                                   (374)     (1,862)     (3,682)     (2,069)       (632)
  Consumer                                                (4,324)     (5,376)     (3,742)     (3,207)     (3,179)
-----------------------------------------------------------------------------------------------------------------
Total                                                    (12,484)    (16,017)    (16,220)    (11,818)    (14,176)

Credit loss recoveries:
  Commercial and commercial real estate                    2,499       2,227       1,518       1,417       1,600
  Real estate construction                                   160          44           3          65          18
  Real estate residential                                     34          72          26          --           5
  Consumer                                                 1,855       2,130       1,358       1,370       1,319
-----------------------------------------------------------------------------------------------------------------
Total                                                      4,548       4,473       2,905       2,852       2,942

Net credit losses                                         (7,936)    (11,544)    (13,315)     (8,966)    (11,234)

Sale of Sonoma Valley Bank                                    --          --          --          --        (684)
-----------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $50,630     $50,921     $48,494     $46,580     $42,413
=================================================================================================================
Net credit losses to average loans                          0.35%       0.51%       0.59%       0.43%       0.56%
Allowance for loan losses as a percentage
  of loans outstanding                                      2.24%       2.23%       2.15%       2.05%       2.01%

Allocation of the Allowance for Loan Losses
The following table presents the allocation of the allowance for loan losses
for the dates indicated:                                               At December 31,
-----------------------------------------------------------------------------------------------------
                                                            1997                    1996
                                                      Allocation    Loans as  Allocation    Loans as
                                                          of the     Percent      of the     Percent
                                                       Allowance    of Total   Allowance    of Total
                                                         Balance       Loans     Balance       Loans
-----------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Commercial                                               $22,649          63%    $22,743          64%
Real estate construction                                   4,374           3%      3,471           4%
Real estate residential                                       87          16%      2,489          12%
Consumer                                                   4,356          18%      6,543          20%
Unallocated portion of the allowance                      19,164          --      15,675          --
-----------------------------------------------------------------------------------------------------
Total                                                    $50,630         100%    $50,921         100%
=====================================================================================================
                                                                                         At December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                            1995                    1994                    1993
                                                      Allocation    Loans as  Allocation    Loans as  Allocation    Loans as
                                                          of the     Percent      of the     Percent      of the     Percent
                                                       Allowance    of Total   Allowance    of Total   Allowance    of Total
                                                         Balance       Loans     Balance       Loans     Balance       Loans
-----------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Commercial                                               $21,849          56%    $19,202          55%    $21,929          57%
Real estate construction                                   5,683           6%      3,852           8%      4,286           8%
Real estate residential                                    1,733          16%      2,021          15%      2,191          15%
Consumer                                                   6,401          22%      6,513          22%      5,967          20%
Unallocated portion of the allowance                      12,828          --      14,992          --       8,040          --
-----------------------------------------------------------------------------------------------------------------------------
Total                                                    $48,494         100%    $46,580         100%    $42,413         100%
=============================================================================================================================

The increase in the allocation of commercial loans from December
1996 to December 1997 is primarily due to fluctuations in the balance of criticized loans and reallocation of specific reserves prior to the Merger.

The Company considers a loan to be impaired when, based on current information and events, it is "probable" that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (I) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. In measuring impairment, the Company reviews all impaired commercial and construction loans classified "Substandard" and "Doubtful" that meet materiality thresholds of $250 thousand and $100 thousand, respectively. All "Loss" classified loans are fully reserved under the Company's standard loan loss reserve methodology. The Company considers classified loans below the established thresholds to represent immaterial loss risk. Commercial and construction loans that are not classified, and large groups of smaller-balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company's standard loan loss reserve methodology. The Company generally identifies loans to be reported as impaired when such loans are in non-accrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan.

The following summarizes the Company's impaired loans for the periods indicated:
-----------------------------------------------------------------------------
At December 31,                                             1997        1996
-----------------------------------------------------------------------------
                                                           (In thousands)
Non-accrual loans                                        $18,146     $16,835
Other                                                      4,333       3,785
-----------------------------------------------------------------------------
Total impaired loans                                     $22,479     $20,620
=============================================================================
Specific reserves                                         $2,238      $2,156
=============================================================================

The $4.3 million balance in loans classified as impaired as of December 31, 1997, other than non-accrual loans, is due to two commercial real estate loans, with collateral exposure that may preclude ultimate full repayment, and two credits classified as "Trouble Debt Restructured," after forgiveness of principal on one and rewriting the other into two notes, one of which was written off.

The average balance of the Company's impaired loans for the year ended December 31, 1997 was $22.0 million compared to $24.2 million in 1996. The amount of that recorded investment for which there is no related allowance for credit losses was $0. In general, the Company does not recognize any interest income on trouble debt restructurings or loans that are classified as non-accrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.

ASSET AND LIABILITY MANAGEMENT

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than 10 percent, even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicated that the mix of interest rate sensitive assets and liabilities at December 31, 1997 did not result in a fluctuation of net interest income exceeding 10 percent.

In adjusting the Company's asset/liability position, Management attempts to manage interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, Management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

Interest Rate Risk

One approach to quantify interest rate risk is to use a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. This analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario and a NII forecast using a rising (or falling) rate scenario, where the Fed Funds rate, serving as a "driver," is made to rise (or fall) evenly by 200 basis points over the 12-month forecast interval triggering a response in the other rates. According to the Company's Board policy, the simulated changes in NII should always be less than 10 percent or steps must be taken to reduce interest rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer inspection of the risk will be put in place to determine what steps could be taken to control risk should it grow worse. As can be seen from the results of the model illustrated as follows, the simulated change in NII, based on the 12-month period ending December 31, 1998, falls well within the 10 percent risk limits.

-----------------------------------------------------------------
                                            Estimated Increase
Changes in                                  (Decrease) in NII
Interest                   Estimated     -----------------------
   Rates                  NII Amount          Amount     Percent
-----------------------------------------------------------------
(Basis Points)                (Dollars in millions)

     +200                     $201.4            $3.0        1.50%

       --                      198.4              --

     -200                      194.8            (3.6)      -1.80%

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Interest Rate Sensitivity Analysis

The following table summarizes the interest rate sensitivity gaps inherent in the Company's asset and liability portfolios at December 31, 1997:

-----------------------------------------------------------------------------------------------------------------
                                                       Repricing within:
-----------------------------------------------------------------------------------------
                                                0-90      91-180     181-365    Over One        Non-
(In millions)                                   Days        Days        Days        Year   repricing       Total
-----------------------------------------------------------------------------------------------------------------
Assets
  Investment securities                         $216         $53        $133        $832         $--      $1,234
  Loans                                        1,095          96         166         905          --       2,262
  Other assets                                    --          --          --          --         352         352
-----------------------------------------------------------------------------------------------------------------
    Total assets                              $1,311        $149        $299      $1,737        $352      $3,848
-----------------------------------------------------------------------------------------------------------------

Liabilities
  Non-interest bearing                           $--         $--         $--         $--        $852        $852
  Interest bearing:
    Transaction                                  555          --          --          --          --         555
    Money market savings                         152         152         304          --          --         608
    Passbook savings                             294          --          --          --          --         294
    Time                                         407         151         132          79          --         769
Short-term borrowings                            265          --          --          --          --         265
Debt financing and notes payable                  --          --           5          48          --          53
Other liabilities                                 --          --          --          --          45          45
Shareholders' equity                              --          --          --          --         407         407
-----------------------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity                    $1,673        $303        $441        $127      $1,304      $3,848
-----------------------------------------------------------------------------------------------------------------
Net (liabilities) assets
    subject to repricing                       ($362)      ($154)      ($142)     $1,610       ($952)
-----------------------------------------------------------------------------------------------------
Cumulative net (liabilities)
    assets subject
    to repricing                               ($362)      ($516)      ($658)       $952         $--
=====================================================================================================

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

Liquidity

The principal sources of asset liquidity are marketable investment securities available for sale. At December 31, 1997, investment securities available for sale totaled $1,003.2 million. In addition, the Company generated significant liquidity from its operating activities. The Company's profitability in 1997, 1996 and 1995 generated substantial cash flows provided from operations totaling $78.5 million, $56.7 million and $64.0 million, respectively.

Additional cash flows may be provided by financing activities, primarily the acceptance of customer deposits and short- and long-term borrowings from banks. During 1997 and 1996, deposits decreased $150.2 million and $108.0 million, respectively, which, added to the cash used by the Company in its share repurchase program and other retirement of stock activities of $35.6 million and $27.6 million and dividends paid to the Company's shareholders, exceeded a $97.4 million increase in short-term borrowings in 1997 and the issuance of $22.5 million of the Company's Senior Notes in 1996. These were the major factors in the total cash flows used by financing activities of $91.3 million and $147.2 million, respectively, for 1997 and 1996. Comparatively, financing activities provided $35.3 million in cash flows during 1995, as a $21.1 million increase in deposits and a $45.1 million increase in short-term funding exceeded payments on debt financing and long-term notes payable, retirement of stock and dividends paid to shareholders.

The Company uses cash flows to make investments in loans and investment securities. Net repayments of loans were $9.1 million in 1997, compared to $22.3 million in 1996 and an increase in balances of $3.3 million 1995. It is the intention of the Company to increase loan volume without jeopardizing credit quality; this is the primary reason for investing excess cash flows in lower-risk investments securities which increased $106.2 million in 1997. This compares with a decrease in 1996 of $87.6 million, mostly due to premerger activity at ValliCorp and an increase of $39.0 million in 1995.

The Company anticipates increasing its cash levels through the end of 1998 mainly due to increased profitability and retained earnings. For the same period, it is anticipated that the investment securities portfolio and demand for loans will continue to moderately increase. The growth in deposit balances is expected to follow the anticipated growth in loan and investment balances through the end of 1998.


CAPITAL RESOURCES

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which increased $27.9 million or 7 percent from the previous year end and increased $56.8 million or 16 percent from December 31, 1995. The ratio of total risk-based capital to risk-adjusted assets was 14.76 percent at December 31, 1997, compared to 14.95 percent at December
31, 1996. Tier I risk-based capital to risk-adjusted assets was
12.82 percent at December 31, 1997, compared to 12.96 percent at December 31, 1996.

Capital to Risk-Adjusted Assets
-----------------------------------------------------------------------------------------
                                                                                 Minimum
                                                                              Regulatory
                                                                                 Capital
At December 31,                                             1997        1996 Requirements
-----------------------------------------------------------------------------------------
Tier I Capital                                             12.82%      12.96%       4.00%
Total Capital                                              14.76%      14.95%       8.00%
Leverage ratio                                              9.97%       9.27%       4.00%
=========================================================================================

The risk-based capital ratios declined in 1997 as the increase in total assets outpaced the growth in equity. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized." Adjusted for the three-to-one stock split, the Board of Directors of the Company authorized, beginning in 1994, the repurchase of 3,252,150 shares of common stock from time to time, subject to appropriate regulatory and other accounting requirements. These purchases are made periodically in the open market and reduce the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements. During 1997, the Company acquired 1,040,886 shares of its common stock on the open market, compared to 1,207,800 in 1996, 721,350 in 1995 and 93,000 in 1994.


FINANCIAL RATIOS

The following table shows key financial ratios for the periods indicated:

-----------------------------------------------------------------------------------------------------
At December 31,                                                         1997        1996        1995
-----------------------------------------------------------------------------------------------------
Return on average total assets                                          1.28%       1.24%       1.14%
Return on shareholders' equity                                         12.71%      13.22%      12.73%
Average shareholders' equity as a percentage of:
  Average total assets                                                 10.10%       9.36%       8.99%
  Average total loans                                                  16.84%      15.74%      15.04%
  Average total deposits                                               12.14%      11.26%      10.59%
Dividend payout ratio (diluted EPS)                                    33.00%      28.00%      26.00%
=====================================================================================================

DEPOSIT CATEGORIES

The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.

The following table summarizes the Company's average daily amount of deposits and the rates paid for the periods indicated:

-----------------------------------------------------------------------------------------------------------------
                                                            1997                                1996
                                                      Percentage                          Percentage
                                             Average    of Total                 Average    of Total
                                             Balance    Deposits      Rate *     Balance    Deposits      Rate *
-----------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
Non-interest bearing demand                 $781,001        25.0%        --%    $750,204        23.9%        --%
Interest bearing:
  Transaction                                548,139        17.6%       1.22%    523,973        16.7%       1.23%
  Savings                                    985,800        31.6%       2.84%  1,035,559        32.9%       2.75%
  Time less than $100,000                    479,692        15.4%       5.09%    520,968        16.5%       5.02%
  Time $100,000 or more                      323,840        10.4%       5.28%    313,050        10.0%       5.27%
-----------------------------------------------------------------------------------------------------------------
Total                                     $3,118,472       100.0%       3.26% $3,143,754       100.0%       3.24%
=================================================================================================================

*Rate is computed based on interest-bearing deposits

-----------------------------------------------------------------------------
                                                            1995
                                                      Percentage
                                             Average    of Total
                                             Balance    Deposits      Rate *
-----------------------------------------------------------------------------

Non-interest bearing demand                 $720,799        22.5%        --%
Interest bearing:
  Transaction                                495,249        15.5%       1.19%
  Savings                                  1,122,220        35.0%       2.81%
  Time less than $100,000                    567,448        17.8%       5.24%
  Time $100,000 or more                      296,109         9.2%       5.48%
-----------------------------------------------------------------------------
Total                                     $3,201,825       100.0%       3.36%
=============================================================================
*Rate is computed based on interest-bearing deposits

In 1997, total average deposits decreased 1 percent from 1996 primarily due to decreases in savings and retail certificates of deposits as a result of the runoff business that was anticipated from the Merger completed in 1997. However, to counteract this effect, aggressive policies in place resulted in a 4 percent increase in the average balance of non-interest bearing and transaction demand accounts.

In 1996, total average deposits decreased 2 percent primarily related to decreases in savings and retail certificates of deposit. A declining rate environment and the runoff of business after merger activity are the major reasons for this decline.

The following table sets forth, by time remaining to maturity, the Company's domestic time deposits in amounts of $100,000 or more:

-----------------------------------------------------------------
At December 31,                                             1997
-----------------------------------------------------------------
                                                     (In thousands)
Three months or less                                    $218,592
Over three through six months                             41,414
Over six through twelve months                            40,110
Over twelve months                                        11,026
-----------------------------------------------------------------
Total                                                   $311,142
=================================================================


SHORT-TERM BORROWINGS

The following table sets forth the short-term borrowings of the Company for the periods indicated:

-----------------------------------------------------------------------------------------
At December 31,                                             1997        1996        1995
-----------------------------------------------------------------------------------------
                                                                 (In thousands)
Federal funds purchased                                  $50,000      $6,300     $55,410
Other borrowed funds:
  Retail repurchase agreements                           103,346     112,594      91,622
  Other                                                  111,502      48,553      39,000
-----------------------------------------------------------------------------------------
Total other borrowed funds                              $214,848    $161,147    $130,622
-----------------------------------------------------------------------------------------
  Total funds purchased                                 $264,848    $167,447    $186,032
=========================================================================================

Further detail of the other borrowed funds is as follows:
-----------------------------------------------------------------------------------------
At December 31,                                             1997        1996        1995
-----------------------------------------------------------------------------------------
                                                                 (In thousands)
Outstanding:
  Average for the year                                  $153,013    $172,808    $140,083
  Maximum during the year                                227,463     217,589     154,022

Interest rates:
  Average for the year                                      4.73%       5.07%       5.57%
  Average at period end                                     4.76%       4.90%       5.31%


NON-INTEREST INCOME

Components of Non-Interest Income
-----------------------------------------------------------------------------------------
                                                            1997        1996        1995
-----------------------------------------------------------------------------------------
                                                                  (In millions)
Deposit account fees                                       $20.6       $21.0       $20.1
Credit card merchant fees                                    3.7         4.5         3.6
Mortgage banking income                                      1.5         2.0         2.2
Financial services commissions                               1.2         0.8         0.6
Trust fees                                                   0.5         0.4         0.6
Other                                                        9.5         7.6         7.1
-----------------------------------------------------------------------------------------
    Total                                                  $37.0       $36.3       $34.2
=========================================================================================

Non-interest income was $37.0 million in 1997, $700 thousand higher than 1996. Other non-interest income was $1.9 million higher, including higher gains on asset sales. In addition, financial services commissions were $400 thousand higher than 1996 primarily due to increased sales volume and additional services provided and trust fees were $100 thousand higher than 1996 including increased personal and retirement plan business. Partially offsetting these changes, credit card merchant fees were $800 thousand lower than prior year, mortgage banking income was $500 thousand lower due to lower refinancing volumes resulting in lower income from sales of loans and servicing fees, and deposit account fees were $400 thousand lower due to reduced volume partially offset by higher account analysis fees assessed. Non-interest income was $36.3 million in 1996, $2.1 million higher than 1995. Deposit account fees and merchant credit card income were $900 thousand, each, higher than 1996 due to increased volume. Other was $500 thousand higher, principally due to higher gains on asset sales and financial services commissions were $200 thousand higher due to increased sales volume. Partially offsetting these changes, mortgage banking income was $200 thousand lower than 1995 due to reduced servicing income and trust fees were $200 thousand lower than prior year primarily due to account runoff.


NON-INTEREST EXPENSE

Components of Non-Interest Expense
-----------------------------------------------------------------------------------------
                                                            1997        1996        1995
-----------------------------------------------------------------------------------------
                                                                   (In millions)
Salaries                                                   $50.4       $47.6       $52.9
Other personnel benefits                                    12.1        13.4        13.3
Occupancy                                                   22.2        17.5        16.4
Equipment                                                   10.8        10.1        10.9
Professional fees                                            9.2         6.0         5.9
Data processing                                              6.2         6.0         5.1
Stationery and supplies                                      2.5         1.5         3.1
Advertising and public relations                             1.9         3.3         2.9
Merchant credit card                                         1.7         2.3         1.3
Loan expense                                                 1.7         1.8         1.8
Operational losses                                           1.2         1.5         1.0
Other real estate owned                                      1.0         1.0         1.8
Insurance                                                    0.5         0.8         1.5
FDIC insurance assessment                                    0.4         0.1         3.8
Other                                                       16.1        23.2        20.3
-----------------------------------------------------------------------------------------
    Total                                                 $137.9      $136.1      $142.0
=========================================================================================
Average full-time equivalent staff                         1,288       1,569       1,586
Average assets per full-time equivalent staff
  staff (millions)                                         $2.91       $2.41       $2.38
=========================================================================================

Non-interest expense increased $1.8 million in 1997 compared to 1996. Major increases from 1996 relate to costs of approximately $18.8 million in connection with the Merger, which are included in employee-related expenses, occupancy and equipment, stationery and supplies, professional fees and data processing expenses. Partially offsetting these changes, other non-interest expense decreased $7.1 million, principally due to merger integration and branch restructuring costs recognized at ValliCorp during 1996, in connection with its three acquisitions effected in February, March and September of that year, and its planned branch sales in the first and second quarters of 1997 that were approved by the Board of Directors of ValliCorp Holdings, Inc. at the end of 1996. In addition, expenses were reduced in 1997 in advertising and public relations, merchant credit card, insurance and other costs, primarily due to merger efficiencies.

Comparing 1996 and 1995, non-interest expense decreased $5.9 million. Lower expense in 1996 was in part due to one-time costs, included in 1995 related to merger activity in that year and the Company's continuing efforts to realize efficiencies through streamlining and consolidations of operations and strict cost controls. These were the major reasons for the decreases in employee related, equipment, stationery and supplies, other real estate owned and insurance expenses. In addition, the Company benefited from the elimination of FDIC premiums. Occupancy expenses increased from 1995, as part of ValliCorp's growth and expansion plans to consolidate various support and administrative functions in a centralized headquarters office. Data processing costs increased mostly due to ValliCorp outsourcing certain data processing functions. Other non-interest expenses increased from 1995, reflecting merger integration and branch restructuring costs. Merger-related activity accounted for the increases in advertising and public relations expenses and operational losses. Completing the total change, merchant credit card expenses also increased from 1995, commensurate with the revenue growth in services provided to merchant customers.

The ratio of average assets per full-time equivalent staff was $2.91 million in 1997 compared to $2.41 million and $2.38 million in 1996 and 1995, respectively. The Company's strategy to improve efficiency and consolidate operations after merger activity can be seen in the reduction of the average number of full-time equivalent staff from 1,586 in 1995 to 1,569 and 1,288 in 1996 and 1997, respectively.


PROVISION FOR INCOME TAX

The provision for income tax increased by $2.4 million in 1997 mainly as a direct result of higher pretax income partially offset by an increase in tax-exempt interest income from municipal securities and loans. The 1997 provision of $26.0 million reflects an effective tax rate of 35.1 percent compared to provisions of $23.6 million in 1996 and $21.9 million in 1995, representing effective tax rates of 33.5 percent and 33.7 percent, respectively. The increase in the effective tax rate in 1997 was primarily due to increases in non-tax-deductible merger related expenses.


YEAR 2000 COMPLIANCE

The Company has undertaken a major project to ensure that its internal operating systems, as well as those of its major customers and suppliers, will be fully capable of processing Year 2000 transactions. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in late 1997. The second phase, expected to be accomplished by the end of 1998, will be to execute those renovation plans and begin testing systems by simulating Year 2000 data conditions. Testing and implementation is planned to be completed during the first half of 1999.

The primary cost of the project has been and will continue to be the reallocation of internal resources, and therefore does not represent incremental expense to the Company. The estimated value of internal resources allocated to Year 2000 compliance efforts in 1997 was approximately $300 thousand. The Company estimates the total such cost of compliance will be approximately $3.0 million. It is not expected that Year 2000 compliance expenditures will have a material effect on the Company's results of operations, liquidity and capital resources. The Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing and does not operate any proprietary programs which are critical to the Company's operations. Thus, the focus of the Company is to monitor the progress of its primary software providers towards compliance with Year 2000 issues and prepare to test actual data of the Company in simulated processing of future sensitive dates.



ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements                                        Page


Consolidated Balance Sheets as of December 31, 1997 and 1996           57

Consolidated Statements of Income for the years ended
December 31, 1997, 1996 and 1995                                       58

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1997, 1996 and 1995            59

Consolidated Statements of Cash Flows for the years
ended December 31, 1997, 1996 and 1995                                 60

Notes to Consolidated Financial Statements                             61

Independent Auditors' Report                                           95

Management's Letter of Financial Responsibility                        96

Other Independent Auditors' Reports                                    97


WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
---------------------------------------------------------------------------
Balances as of December 31,                               1997     1996  *
---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents (Note 16)                   $250,824    $355,177
Money market assets                                        250         250
Investment securities available for sale (Note 2)    1,003,234     892,461
Investment securities held to maturity;
    market values of
    $236,896 in 1997 and $218,009 in 1996 (Note 2)     230,960     215,432
Loans, net of an allowance for loan losses of:
   $50,630 in 1997 and $50,921 in 1996
   (Notes 3, 4 and 15)                               2,211,307   2,236,319
Other real estate owned                                  7,381       9,912
Premises and equipment, net (Notes 5 and 6)             48,412      63,968
Interest receivable and other assets (Note 9)           96,076      93,255
---------------------------------------------------------------------------
         Total assets                               $3,848,444  $3,866,774
===========================================================================



LIABILITIES
Deposits:
  Non-interest bearing                                $852,153    $834,964
  Interest bearing:
    Transaction                                        554,825     379,468
    Savings                                            902,381   1,189,554
    Time (Notes 2 and 6)                               769,142     824,714
---------------------------------------------------------------------------
    Total deposits                                   3,078,501   3,228,700
Short-term borrowed funds (Note 6)                     264,848     167,447
Liability for interest, taxes and
  other expenses (Note 9)                               45,443      32,483
Debt financing and notes payable (Note 6)               52,500      58,865
---------------------------------------------------------------------------
      Total liabilities                              3,441,292   3,487,495
---------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (Notes 7 and 16)
Common Stock (no par value)
    Authorized** - 150,000 shares
    Issued and outstanding** -
       42,799 in 1997 and 42,889 in 1996               198,517     187,210
Unrealized gain on securities
     available for sale, net                            17,923       6,019
Retained earnings                                      190,712     186,050
---------------------------------------------------------------------------
      Total shareholders' equity                       407,152     379,279
---------------------------------------------------------------------------
         Total liabilities and shareholders' equity $3,848,444  $3,866,774
===========================================================================

* Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis
** Restated for a three-to-one stock split authorized January 22, 1998 and effective February 25, 1998
See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

-------------------------------------------------------------------------------------
For the years ended December 31,                  1997         1996 *         1995 *
-------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                         $201,999       $206,887       $217,826
Money market assets and funds sold               1,635          5,219          3,881
Investment securities:
    Available for sale
        Taxable                                 46,620         41,416         16,464
        Tax-exempt                               7,957          7,353            283
    Held to maturity
        Taxable                                  5,199          6,233         32,005
        Tax-exempt                               7,260          7,074         13,245
-------------------------------------------------------------------------------------
    Total interest income                      270,670        274,182        283,704
-------------------------------------------------------------------------------------
INTEREST EXPENSE
Transaction deposits                             6,706          6,462          5,876
Savings deposits                                28,036         28,474         31,580
Time deposits (Note 6)                          41,522         42,649         45,976
Funds purchased (Note 6)                         7,803          9,974          8,708
Debt financing and notes payable (Note 6)        3,987          4,141          3,487
-------------------------------------------------------------------------------------
    Total interest expense                      88,054         91,700         95,627
-------------------------------------------------------------------------------------
NET INTEREST INCOME                            182,616        182,482        188,077
Provision for loan losses (Note 3)               7,645         12,306         15,229
-------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                     174,971        170,176        172,848
-------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts             20,624         20,984         20,053
Merchant credit card                             3,737          4,549          3,594
Mortgage banking                                 1,521          1,986          2,225
Financial services commissions                   1,153            788            611
Trust fees                                         504            386            615
Securities gain (loss)                             198             45            (74)
Other                                            9,276          7,569          7,203
-------------------------------------------------------------------------------------
    Total non-interest income                   37,013         36,307         34,227
-------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and related benefits (Note 14)         62,485         61,033         66,232
Occupancy (Notes 5 and 12)                      22,166         17,466         16,390
Furniture and equipment (Notes 5 and 12)        10,799         10,075         10,917
Professional fees                                9,185          5,997          5,872
Data processing                                  6,234          6,029          5,061
Other real estate owned
  and property held for sale                     1,121            955          1,762
Other                                           25,888         34,496         35,726
-------------------------------------------------------------------------------------
    Total non-interest expense                 137,878        136,051        141,960
-------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      74,106         70,432         65,115
 Provision for income taxes (Note 9)            25,990         23,605         21,930
-------------------------------------------------------------------------------------
NET INCOME                                     $48,116        $46,827        $43,185
=====================================================================================

Average shares outstanding**                    43,040         42,759         43,747
Diluted average shares outstanding**            43,827         43,358         44,274
PER SHARE DATA** (Notes 7 and 19)
Basic earnings                                   $1.12          $1.10          $0.99
Diluted earnings                                  1.10           1.08           0.98
Dividends paid                                    0.36           0.30           0.25


* Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis
**  Restated for a three-to-one stock split authorized January 22, 1998 and effective February 25, 1998
See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

======================================================================================================
                                                                     Unrealized
                                                                     Gain (Loss)
                                                                     on Securities
                                                                      Available   Retained
                                                        Common Stock   for Sale   Earnings      Total
------------------------------------------------------------------------------------------------------

December 31, 1994 *                                         $176,691    ($6,058)  $150,536   $321,169
Net income for the year                                           --         --     43,185     43,185
Stock issued                                                   4,323         --         --      4,323
Purchase and retirement of stock                              (2,640)        --     (9,701)   (12,341)
Dividends                                                         --         --    (13,171)   (13,171)
Unrealized gain on securities available for sale, net             --      7,213         --      7,213

------------------------------------------------------------------------------------------------------
December 31, 1995 *                                         $178,374     $1,155   $170,849   $350,378
Net income for the year                                           --         --     46,827     46,827
Stock issued                                                  17,892         --         --     17,892
Purchase of treasury stock                                    (5,253)        --         --     (5,253)
Purchase and retirement of stock                              (3,803)        --    (18,505)   (22,308)
Dividends                                                         --         --    (13,121)   (13,121)
Unrealized gain on securities available for sale, net             --      4,864         --      4,864

------------------------------------------------------------------------------------------------------
December 31, 1996 *                                         $187,210     $6,019   $186,050   $379,279
Net income for the year                                           --         --     48,116     48,116
Stock issued                                                  16,853         --         --     16,853
Purchase and retirement of stock                              (5,546)        --    (30,048)   (35,594)
Dividends                                                         --         --    (13,406)   (13,406)
Unrealized gain on securities available for sale, net             --     11,904         --     11,904

------------------------------------------------------------------------------------------------------
December 31, 1997                                           $198,517    $17,923   $190,712   $407,152
======================================================================================================

* Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

---------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                  1997         1996 *         1995 *
---------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                     $48,116        $46,827        $43,185
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                  9,828          9,995         10,633
  Loan loss provision                                                            7,645         12,306         15,229
  Amortization of deferred net loan (cost) fees                                 (1,215)        (1,105)        (1,858)
  Decrease (increase) in interest income receivable                              1,460          1,586         (1,353)
  Decrease (increase) in other assets                                              940        (14,735)            96
  Increase (decrease) in income taxes payable                                    3,135         (1,224)        (2,129)
  (Decrease) increase in interest expense payable                                 (321)           559             82
  Decrease in other liabilities                                                 (5,340)        (4,309)        (1,851)
  (Gain) loss on sales of investment securities                                   (198)           (45)            74
  Gain on sales of branches                                                       (678)            --             --
  Net loss on sales/write-down of equipment                                      7,785            212          1,586
  Originations of loans for resale                                             (12,157)       (56,988)       (60,178)
  Net proceeds from sale of loans originated for resale                         19,301         62,920         58,900
  Net (gain) loss on sale of property acquired in satisfaction of debt          (1,184)          (173)            27
  Write-down on property acquired in satisfaction of debt                        1,422            834          1,515
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       78,539         56,660         63,958
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net cash obtained in merger                                                         --          4,391             --
Net repayments/(disbursements) of loans                                          9,102         22,290         (3,293)
Purchases of investment securities available for sale                         (441,926)      (339,666)      (220,428)
Purchases of investment securities held to maturity                            (73,115)       (26,448)       (92,810)
Purchases of property, plant and equipment                                      (5,036)       (19,158)        (9,106)
Proceeds from maturity of securities available for sale                        327,738        294,339        103,263
Proceeds from maturity of securities held to maturity                           57,588        116,898        125,545
Proceeds from sale of securities available for sale                             23,736         42,475         44,029
Proceeds from sale of securities held to maturity                                   --             --          1,316
Proceeds from sale of property and equipment                                     4,004          1,965            417
Proceeds from property acquired in satisfaction
   of debt                                                                       6,327          5,676          6,771
---------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (91,582)       102,762        (44,296)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (decrease) increase in deposits                                           (150,199)      (108,027)        21,084
Net increase (decrease) in short-term borrowings                                97,401        (18,585)        45,106
Additions net of principal payments on notes and mortgages payable                  --         (5,015)        (5,007)
(Repayments) additions to notes payable                                         (6,365)        22,500         (5,524)
Exercise of stock options/issuance of shares                                    16,853          4,541          4,139
Cash in lieu of fractional shares                                                   --             --            (36)
Retirement of common stock                                                     (35,594)       (27,561)       (12,341)
Dividends paid                                                                 (13,406)       (15,005)       (12,101)
---------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            (91,310)      (147,152)        35,320
---------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (104,353)        12,270         54,982

Cash and cash equivalents at beginning of year                                 355,177        342,907        287,925
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $250,824       $355,177       $342,907
=====================================================================================================================


SUPPLEMENTAL DISCLOSURES:
Supplemental disclosure of non-cash activities
  Loans transferred to other real estate owned                                  $2,604         $8,837         $8,140
  Premises transferred to other real estate owned                                1,430             --             --
  Unrealized gain on securities available for sale, net                         11,904          4,864          7,213
Supplemental disclosure of cash flow activity
  Interest paid for the period                                                  88,168         89,999         96,810
  Income tax payments for the period                                            24,297         26,086         22,713
  Conversion of subordinated notes into common stock                                --             84            184
  Financing sales of premises and other real estate                                 --            345            333
  Dividends declared but not yet paid                                               --             --          1,884
  Common stock issued for Auburn Bancorp merger                                     --         13,267             --


 * Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis
See accompanying notes to consolidated financial statements.


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

Principles of Consolidation. The financial statements include the accounts of the Company, and all the Company's subsidiaries which include the Banks, Community Banker Services Corporation and Subsidiary, Westcore and Westamerica Commercial Credit, Inc., a company engaged in financing accounts receivable and inventory lines of credit and term business loans. Significant intercompany transactions have been eliminated in consolidation. All data for 1996 and 1995 have been restated to include the April 12, 1997 acquisition of ValliCorp Holdings, Inc., accounted for as a pooling of interests. (Note 19)

Business Combinations. In a business combination accounted for as a pooling of interests, the assets, liabilities and shareholders' equity of the acquired entity are carried forward at their historical amounts and its results of operations are combined with the Company's results of operations. Additionally, the Company's prior period financial statements are restated to give effect to the merger. In a business combination accounted for as a purchase, the results of operations of the acquired entity are included from the date of acquisition. Assets and liabilities of the entity acquired are recorded at fair value on the date of acquisition. Goodwill and identified intangibles are amortized over their estimated lives.

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

Loans and Allowance for Loan Losses. The allowance for loan losses is a combination of specific and general reserves available to absorb estimated future losses throughout the loan portfolio and is maintained at a level considered adequate to provide for such losses. Credit reviews of the loan portfolio, designed to identify problem loans and to monitor these estimates, are conducted continually, taking into consideration market conditions, current and anticipated developments applicable to the borrowers and the economy, and the results of recent examinations by regulatory agencies. Management approves the conclusions resulting from credit reviews. Ultimate losses may vary from current estimates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the reserve based on their judgment of information available to them at the time of their examination.

Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees. Unearned interest on discounted loans is amortized over the life of these loans, using the sum-of-the-months digits formula for which the results are not materially different from those obtained by using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on non-accrual status. Non-refundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the estimated respective loan lives. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an individual loan basis. The Company recognizes a loan as impaired when based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.

Other Real Estate Owned. Other real estate owned is comprised of property acquired through foreclosure proceedings, acceptances of deeds-in-lieu of foreclosure and some vacated bank properties. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Other real estate owned is recorded at the lower of the related loan balance or fair value of the collateral, generally based upon an independent property appraisal, less estimated disposition costs. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Subsequent losses incurred due to the declines in annual independent property appraisals are recognized as non-interest expense. Routine holding costs, such as property taxes, insurance, maintenance and losses from sales and dispositions are recognized as non-interest expense.

Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed substantially on the straight-line method over the estimated useful life of each type of asset. Estimated useful lives of premises and equipment range from 20 to 50 years and from 3 to 20 years, respectively. Leasehold improvements are amortized over the terms of the lease or their estimated useful life, whichever is shorter. Fully depreciated or amortized assets are removed from the Company's balance sheet.

Intangible assets. Intangible assets (which are included in Other Assets) aggregating $14,391,000 and $16,506,000 (net of accumulated amortization of $10,654,000 and $8,335,800) at December 31, 1997 and 1996, respectively, are comprised of core deposit intangibles and goodwill acquired in business combinations. Core deposit intangibles are amortized over the estimated lives of the existing deposit bases (10 years) on a straight-line basis. Goodwill of $9,563,000 in 1997 and $10,384,000 in 1996 (net of accumulated depreciation of $3,257,000 and $2,367,000, respectively) is amortized on a straight-line basis over 15 years. Management periodically reviews the balances to determine if such balances have been impaired.

Impairment of Long-Lived Assets. The Company reviews for impairment of long-lived assets and certain intangibles to be held, whenever events or changes indicate that the carrying amount of an asset may not be recoverable.

Income taxes. The Company and its subsidiaries file consolidated tax returns. For financial reporting purposes, the income tax effects of transactions are recognized in the year in which they enter into the determination of recorded income, regardless of when they are recognized for income tax purposes. Accordingly, the provisions for income taxes in the consolidated statements of income include charges or credits for deferred income taxes relating to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are reflected at currently enacted income tax rates in the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Accounting for Stock-Based Compensation. Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant generally if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which permits the Company to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows the Company to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure of SFAS 123.

Transfers and Servicing of Financial Assets and Extinguishing of Liabilities. In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishing of Liabilities" ("SFAS 125"). SFAS 125 provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996, the FASB issued the Financial Accounting Standard No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127"), which defers certain provisions of SFAS 125 for one year. The provisions of SFAS 125 which were not deferred by SFAS 127 were effective January 1997 and were applied prospectively. The adoption of the applicable provisions of SFAS 125 did not have a material impact on the Company's financial condition and Management does not expect that the adoption of the remaining provisions of these Statements will have a material impact on the Company's financial condition.

Earnings Per Share ("EPS"). In February of 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of
Financial Accounting Standards No. 128, "Earnings per Share"
("SFAS 128"). Under the provisions of SFAS 128, the presentation of primary and fully diluted EPS as previously required by APB Opinion No. 15 is replaced with basic and diluted EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the amounts used in the diluted EPS to the amounts used in the basic EPS computation. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would be shared in the earnings of the Company. The Company adopted the provisions of SFAS 128 on December 31, 1997 and, to conform with the statement's requirements, all prior period EPS data have been restated. The adoption of SFAS 128 did not have any effect on the reported net income of the Company. On January 27, 1998, the Board of Directors of the Company authorized a three-for-one stock split of the Company's Common Stock in which every one share of the Company's Common Stock is split and converted into three shares of the Company's Common Stock. All share and per share information has been restated for the three-to-one stock split effective February 25, 1998.

Comprehensive Income. In June of 1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Under the provisions of SFAS 130, an entity that provides a full set of financial statements is required to report comprehensive income in the presentation of its financial statements. The term "comprehensive income" describes the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, and gains and losses that are included in comprehensive income but are excluded from net income as they have been recorded directly in equity under the provisions of other FASB statements. SFAS 130 provides three approaches to reporting comprehensive income: (i) as part of the statement of income; (ii) as a separate statement that starts with net income and adds the other components of comprehensive income;
(iii) as a part of the statements of changes in equity, by identifying all of the elements of other comprehensive income including net income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of SFAS 130. The Company expects that the adoption of SFAS 130 will not have any effect on the reported net income.

Segments of an Enterprise and Related Information. In June of
1997, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under the provisions of SFAS 131, an entity is required to report selected information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement uses a "management approach" to identify operating segments and defines an operating segment as a component of an enterprise (i) for which discrete financial information is available; (ii) that engages in business activities that may earn revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same enterprise) and (iii) whose operating results are regularly reviewed by the enterprise's chief operating decision maker. Reportable segments (aggregated if appropriate) are operating segments that meet specified quantitative thresholds based on revenues, profit or loss and assets, using a ten percent rule. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Segment information that is presented for comparative purposes is to be restated to conform to the requirements of SFAS 131 unless it is impracticable to do so. The required interim disclosures are not required to be made in the initial year of application but the information for the interim periods for the initial year is required as comparative information in the second year of application.

Other. Securities and other property held by the Banks in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries.

Reclassifications. Certain amounts in prior years' financial statements have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.


Note 2: Investment Securities

An analysis of the available-for-sale investment securities
portfolio as of December 31, 1997, follows:
--------------------------------------------------------------------------------------
                                                 Gross          Gross       Estimated
                               Amortized    Unrealized     Unrealized          Market
(In thousands)                      Cost         Gains         Losses           Value
--------------------------------------------------------------------------------------
U.S. Treasury securities        $276,009        $1,845           ($64)       $277,790
Securities of U.S. Government
  agencies and corporations      180,792           963           (631)        181,124
Obligations of States and
  political subdivisions         196,811         6,653            (59)        203,405
Asset-backed securities          183,982           518           (123)        184,377
Other securities                 133,837        22,834           (133)        156,538
--------------------------------------------------------------------------------------
Total                           $971,431       $32,813        ($1,010)     $1,003,234
======================================================================================
An analysis of the held-to-maturity investment securities portfolio as of December 31, 1997, follows:
--------------------------------------------------------------------------------------
                                                 Gross          Gross       Estimated
                               Amortized    Unrealized     Unrealized          Market
(In thousands)                      Cost         Gains         Losses           Value
--------------------------------------------------------------------------------------
Securities of U.S. Government
  agencies and corporations      $83,656          $460          ($611)        $83,505
Obligations of States and
  political subdivisions         136,965         6,126            (39)        143,052
Other securities                  10,339            --             --          10,339
--------------------------------------------------------------------------------------
Total                           $230,960        $6,586          ($650)       $236,896
======================================================================================

An analysis of the available-for-sale investment securities
portfolio as of December 31, 1996, follows:
--------------------------------------------------------------------------------------
                                                 Gross          Gross       Estimated
                               Amortized    Unrealized     Unrealized          Market
(In thousands)                      Cost         Gains         Losses           Value
--------------------------------------------------------------------------------------
U.S. Treasury securities        $299,213          $982          ($456)       $299,739
Securities of U.S. Government
  agencies and corporations      277,883           380         (3,795)        274,468
Obligations of States and
  political subdivisions         126,130         2,995           (494)        128,631
Asset-backed securities           94,145           189            (52)         94,282
Other securities                  84,644        10,729            (32)         95,341
--------------------------------------------------------------------------------------
Total                           $882,015       $15,275        ($4,829)       $892,461
======================================================================================

An analysis of the held-to-maturity investment securities portfolio as of December 31, 1996, follows:
--------------------------------------------------------------------------------------
                                                 Gross          Gross       Estimated
                               Amortized    Unrealized     Unrealized          Market
(In thousands)                      Cost         Gains         Losses           Value
--------------------------------------------------------------------------------------
U.S. Treasury securities            $998           $--            ($4)           $994
Securities of U.S. Government
  agencies and corporations       79,743           485           (822)         79,406
Obligations of States and
  political subdivisions         131,343         3,385           (467)        134,261
Asset-backed securities              191            --             --             191
Other securities                   3,157            --             --           3,157
--------------------------------------------------------------------------------------
Total                           $215,432        $3,870        ($1,293)       $218,009
======================================================================================

The amortized cost and estimated market value of securities at
December 31, 1997, by contractual maturity, are shown in the following table:
--------------------------------------------------------------------------------------
                                Securities Available           Securities Held
                                     for Sale                    to Maturity
--------------------------------------------------------------------------------------
                                             Estimated                      Estimated
Maturity in years              Amortized        Market      Amortized          Market
(In thousands)                      Cost         Value           Cost           Value
--------------------------------------------------------------------------------------
1 year or less                  $158,232      $158,572            $15             $15
1 to 5 years                     482,975       485,329         16,072          16,401
5 to 10 years                    153,765       156,031         77,140          80,618
Over 10 years                    106,011       109,893         54,077          56,357
--------------------------------------------------------------------------------------
Sub-total                        900,983       909,825        147,304         153,391
Mortgage-backed                   55,001        55,591         83,656          83,505
Other securities                  15,447        37,818             --              --
--------------------------------------------------------------------------------------
Total                           $971,431    $1,003,234       $230,960        $236,896
======================================================================================

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 1997 and 1996, the Company had no high-risk collateralized mortgage obligations.

Proceeds from sales of securities during 1997, 1996 and 1995 were $23.7 million, $42.5 million and $45.4 million, respectively.
In 1997, the Company realized gains from the sale of these securities in the amount of $198 thousand, compared to gains of $45 thousand and losses of $74 thousand in 1996 and 1995, respectively.

As of December 31, 1997, $515.3 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $430.4 million in 1996.


Note 3: Loans and Allowance for Loan Losses

Loans at December 31, consisted of the following:

--------------------------------------------------------------------------------------
(In thousands)                                                   1997            1996
--------------------------------------------------------------------------------------
Commercial                                                   $744,382        $839,336

Real estate-commercial                                        692,736         616,648
Real estate-construction                                       66,782         101,136
Real estate-residential                                       361,909         276,951
--------------------------------------------------------------------------------------
  Total real estate loans                                   1,121,427         994,735

Installment and personal                                      404,382         462,734
Unearned income                                                (8,254)         (9,565)
--------------------------------------------------------------------------------------
  Gross loans                                               2,261,937       2,287,240
Allowance for loan losses                                     (50,630)        (50,921)
--------------------------------------------------------------------------------------
    Net loans                                              $2,211,307      $2,236,319
======================================================================================
Included in real estate-residential at December 31, 1997
and 1996 are loans held for resale of $3.3 million and
$1.3 million, respectively, the cost of which approximates
market value.

The following summarizes the allowance for loan losses of the
Company for the periods indicated:
--------------------------------------------------------------------------------------
(In thousands)                                    1997           1996            1995
--------------------------------------------------------------------------------------
Balance at January 1,                          $50,921        $48,494         $46,580
Provision for loan losses                        7,645         12,306          15,229

Loans charged off                              (12,484)       (16,017)        (16,220)
Recoveries of loans previously charged of        4,548          4,473           2,905
Allowance acquired through merger                   --          1,665              --
--------------------------------------------------------------------------------------
Balance at December 31,                        $50,630        $50,921         $48,494
======================================================================================

The following is a summary of interest foregone on non-accrual and restructured loans for the years ended December 31:
--------------------------------------------------------------------------------------
(In thousands)                                    1997           1996            1995
--------------------------------------------------------------------------------------
Interest income that would have been
recognized had the loans performed
in accordance with their original terms         $1,632         $1,642          $3,027
Less: Interest income recognized on
non-accrual and restructured loans                (462)          (270)           (242)
--------------------------------------------------------------------------------------
Interest foregone on non-accrual
   and restructured loans                       $1,170         $1,372          $2,785
--------------------------------------------------------------------------------------

There were no commitments to lend additional funds to borrowers whose loans are included above.

At December 31, 1997, the recorded investment in loans for which impairment was recognized totaled $22.5 million compared to $20.6 million at December 31, 1996. The specific reserves at December 31, 1997 and 1996 were $2.2 million and $2.2 million, respectively. The amount of that recorded investment for which there is no related allowance for credit losses was $0. For the year ended December 31, 1997, the average recorded net investment in impaired loans was approximately $22.0 million compared to $24.2 million and $21.5 million, respectively, at December 31, 1996 and 1995. In general, the Company does not recognize any interest income on trouble debt restructurings or loans that are classified as non-accrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.


Note 4: Concentration of Credit Risk

The Company's business activity is with customers in Northern and Central California. The loan portfolio is well diversified with no industry comprising greater than 10 percent of total loans outstanding as of December 31, 1997 and 1996.

The Company has a significant amount of credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $69.8 million at December 31, 1997. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75 percent on commercial real estate loans and no greater than 80 percent on residential real estate loans.


Note 5: Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

--------------------------------------------------------------------------------------
                                                          Accumulated
                                                         Depreciation
                                                                  and        Net Book
                                                  Cost   Amortization           Value
--------------------------------------------------------------------------------------
1997                                                      (In thousands)
Land                                           $10,365          $-            $10,365
Buildings and improvements                      34,756         (9,437)         25,319
Leasehold improvements                           5,864         (3,413)          2,451
Furniture and equipment                         19,650         (9,373)         10,277
--------------------------------------------------------------------------------------
  Total                                        $70,635       ($22,223)        $48,412
======================================================================================
1996
Land                                           $12,360           $ --         $12,360
Buildings and improvements                      37,417         (9,646)         27,771
Leasehold improvements                          13,916         (4,832)          9,084
Furniture and equipment                         35,529        (20,776)         14,753
--------------------------------------------------------------------------------------
  Total                                        $99,222       ($35,254)        $63,968
======================================================================================

Depreciation and amortization included in operating expenses amounted to $7.5 million in 1997, $8.5 million in 1996 and $8.6 million in 1995.


Note 6: Borrowed Funds

Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, 1997 and 1996, were as follows:

--------------------------------------------------------------------------------------
                                                                 1997            1996
--------------------------------------------------------------------------------------
                                                                   (In thousands)
Federal Home Loan Bank notes in increments
of $5,000,000 starting in 1994 and each
dated December 1. Interest payable quarterly
at prime minus 2.05% to 2.32%; principal
payable annually in $5,000,000 increments
collateralized by $30,000,000 of commercial
and mortgage loans.                                           $10,000         $15,000

Subordinated note, issued by Westamerica
Bank, originated in December 1993 and
maturing September 30, 2003. Interest of
6.99% per annum is payable semiannually on
March 31 and September 30, with  principal
payment due at maturity.                                       20,000          20,000

Senior notes, originated in February 1996
and maturing February 1, 2006. Interest of
7.11% per annum is payable semiannually on
February 1 and August 1, with certain required
payments commencing February 1, 2000 and
the remaining principal amount due at maturity.                22,500          22,500

Mandatory convertible subordinated debentures
dated April 1, 1986; interest payable quarterly
at prime plus 1.5%; principal mandatorily
convertible into common stock no later than
March 1998 or prior thereto at the option
of the holder, at $5.50 per share.                                 --             728

Optional convertible subordinated debentures
dated April 1, 1986; interest payable quarterly
at prime plus .75%; principal payable quarterly
at $22,734 with final payment due April 1998;
convertible, at the option of the holder into
common stock at $5.50 per share.                                   --             114

Two real property note obligations secured by
property and improvements; original principal amount
of $698,000 at 8.5% with monthly principal and
interest payments of $6,590 through June 2010.                     --             523
--------------------------------------------------------------------------------------
Total debt financing and notes payable                        $52,500         $58,865
======================================================================================

The prime interest rate related to all financing arrangements was 8.50% and 8.25% at December 31, 1997 and 1996, respectively.

The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is currently in compliance with all of the covenants in the senior notes indenture.

At December 31, 1997 and 1996, the Company had unused lines of credit amounting to $2.5 million. Compensating balance arrangements are not significant to the operations of the Company. At December 31, 1997 and 1996, the Banks had
$311.1 million and $328.2 million, respectively, in time deposit accounts in excess of $100 thousand; interest on these accounts in 1997, 1996 and 1995 was $17.1 million, $16.8 million and $16.2 million, respectively.

Funds purchased include federal funds purchased and securities sold with repurchase agreements. Fed funds purchased were $50.0 million and $0 at December 31, 1997 and 1996, respectively. Securities sold with repurchase agreements were $103.3 million at December 31, 1997 and $118.9 million at December 31, 1996. Securities under these repurchase agreements are held in the custody of independent securities brokers.


Note 7: Shareholders' Equity

In 1995, the Company adopted the 1995 Stock Option Plan. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of this plan, on January 1 of each year beginning in 1995, 2 percent of the Company's issued and outstanding shares of common stock will be reserved for granting. At December 31, 1997, 1996, and 1995, 566,091, 587,601 and
482,853 shares, respectively, were reserved for issuance. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. A Restricted Performance Share ("RPS") grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.

Under the Stock Option Plan adopted by the Company in 1985, 2,250,000 shares were reserved for issuance. Stock appreciation rights, incentive stock options and non-qualified stock options are available under this plan. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. The 1985 plan was amended in 1990 to provide for RPS grants. An RPS grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.

ValliCorp Holdings, Inc. also had separate stock options plans (the "Stock Option Plans") whereby options were granted to certain officers, directors and employees. Pursuant to the Merger, effective April 12, 1997, all Stock Option Plans were terminated. All outstanding options were substituted for the Company's stock options, adjusted for the exchange ratio as defined in the merger agreement. At December 31, 1996 and 1995, 1,327,470 and 1,387,194,
respectively, were available for issuance under the Stock Option Plans. There were no options granted during 1997 under this plan, and there were 286,488 and 196,215 options granted in 1996 and 1995, respectively.

Stock Options. A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates, follows:

------------------------------------------------------------------------------------------------------
                                                       1997                           1996
------------------------------------------------------------------------------------------------------
                                                             Weighted                        Weighted
                                                Number        Average          Number         Average
                                                    of       Exercise              of        Exercise
                                                Shares          Price          Shares           Price
------------------------------------------------------------------------------------------------------
Outstanding at beginning of year             2,703,450            $10       2,623,974              $9
Granted                                        522,150             19         783,589              14
Exercised                                   (1,056,165)            11        (528,281)              7
Forfeited                                      (75,048)            16        (175,832)             13
------------------------------------------------------------------------------------------------------
Outstanding at end of year                   2,094,387            $12       2,703,450             $10

Options exercisable at end of year           1,147,920                      1,322,049
======================================================================================================
----------------------------------------------------------------------
                                                       1995
----------------------------------------------------------------------
                                                             Weighted
                                                Number        Average
                                                    of       Exercise
                                                Shares          Price
----------------------------------------------------------------------
Outstanding at beginning of year             2,982,585             $7
Granted                                        547,365             12
Exercised                                     (778,245)             5
Forfeited                                     (127,731)            10
----------------------------------------------------------------------
Outstanding at end of year                   2,623,974             $8

Options exercisable at end of year           1,243,524
======================================================================

The following table summarizes information about options
outstanding at December 31, 1997 and 1996:
------------------------------------------------------------------------------------------------------
1997                                           Options outstanding           Options exercisable
------------------------------------------------------------------------------------------------------
                                             Weighted-
                                               Average       Weighted                       Weighted-
                                  Number     Remaining        Average          Number         Average
                             Outstanding   Contractual       Exercise     Exercisable        Exercise
Range of Exercise Prices     at 12/31/97          Life          Price     at 12/31/97           Price
------------------------------------------------------------------------------------------------------
  $3 - 5                         126,894     3.5 years             $4          85,017              $4
   5 - 7                         211,491       3.0                  6         208,920               6
   7 - 8                         194,442       4.8                  8         194,442               8
  9 - 10                         568,824       6.6                 10         463,773              10
 12 - 14                          51,258       6.6                 14          51,258              14
      15                         450,108       8.0                 15         144,510              15
      19                         491,370       9.0                 19              --              --
------------------------------------------------------------------------------------------------------
 $3 - 19                       2,094,387     6.7 years            $12       1,147,920              $9
======================================================================================================

------------------------------------------------------------------------------------------------------
1996                                Options Outstanding                 Options Exercisable
------------------------------------------------------------------------------------------------------
                                             Weighted-
                                               Average       Weighted                       Weighted-
                                  Number     Remaining        Average          Number         Average
                             Outstanding   Contractual       Exercise     Exercisable        Exercise
Range of Exercise Prices     at 12/31/96          Life          Price     at 12/31/96           Price
------------------------------------------------------------------------------------------------------
  $3 - 5                         227,217     4.4 years             $4         138,609              $4
  5 - 10                       1,061,211           5.8              8         921,717               8
 10 - 13                         561,222           8.2             11         156,555              11
 13 - 14                          49,158           8.2             14          10,854              14
 14 - 15                         804,642           8.7             15          94,314              14

------------------------------------------------------------------------------------------------------
 $3 - 15                       2,703,450     7.1 years            $10       1,322,049              $8
======================================================================================================

Restricted Performance Shares. A summary of the status of the
Company's RPSs as of December 31, 1997, 1996 and 1995, and
changes during the years ended on those dates, follows:
--------------------------------------------------------------------------------------
                                                  1997           1996            1995
--------------------------------------------------------------------------------------
Outstanding at beginning of year               268,050        270,900         256,200
Granted                                         64,410         76,800          97,050
Exercised                                      (99,750)       (74,100)        (82,350)
Forfeited                                      (82,020)        (5,550)             --
--------------------------------------------------------------------------------------
Outstanding at end of year                     150,690        268,050         270,900
======================================================================================

As of December 31, 1997, 1996 and 1995, the RPSs had a weighted-average contractual life of 1.1, 1.2 and 1.3 years, respectively. The Company expects that substantially all of the RPSs outstanding at December 31, 1997 will eventually vest based on projected performance.

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options. The compensation cost that has been charged against income for the Company's RPSs granted was $2.6 million, $1.6 million and $1.2 million for 1996 and 1995, respectively. There were no stock appreciation rights or incentive stock options granted in 1997, 1996 and 1995.

The fair value of each non-qualified stock option grant is estimated on the date of the grant using the Roll-Geske or the Black-Scholes option-pricing models with the following assumptions used for calculating weighted-average grants in 1997, 1996 and 1995:

                                                                      1996
--------------------------------------------------------------------------------------
                                                          Westamerica       ValliCorp
                                                 1997  Bancorporation  Holdings, Inc.
--------------------------------------------------------------------------------------
Dividend yield                                   1.14%          1.80%           2.50%
Expected volatility                             21.43%         17.00%          37.50%
Risk-free interest rate                          6.35%          5.40%           6.20%
Expected lives                                 6 years        6 years       4.5 years
--------------------------------------------------------------------------------------

                                                                      1995
--------------------------------------------------------------------------------------
                                                          Westamerica       ValliCorp
                                                       Bancorporation  Holdings, Inc.
--------------------------------------------------------------------------------------
Dividend yield                                                  1.80%           2.00%
Expected volatility                                            19.00%          34.50%
Risk-free interest rate                                         5.75%           5.40%
Expected lives                                                6 years       4.5 years
--------------------------------------------------------------------------------------

The weighted average fair value of non-qualified stock options granted during 1997, 1996 and 1995 was $4.64, $4.06 and $3.47, respectively.

The fair value of each RPS grant is estimated on the date of grant using the Roll-Geske or the Black-Scholes option-pricing models with the following assumptions used for calculating weighted-average RPS grants in 1997, 1996 and 1995:

--------------------------------------------------------------------------------------
                                                  1997           1996            1995
--------------------------------------------------------------------------------------
Dividend yield                                   1.14%          1.80%           1.80%
Expected volatility                             21.43%         17.00%          19.00%
Risk-free interest rate                          6.35%          5.15%           7.60%
Expected lives                                 3 years        3 years         3 years
======================================================================================

The weighted average fair value of RPSs granted during 1997, 1996 and 1995 was $19.25, $14.83 and $10.05, respectively.

Had compensation cost for the Company's 1995 and 1985
Stock Option Plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------------
(In thousands, except per share data)             1997           1996            1995
--------------------------------------------------------------------------------------
Net income          As reported                $48,116        $46,827         $43,185
                    Pro forma                   47,298         46,278          42,868

Weighted average shares (basic)                 43,040         42,759          43,747
Weighted average shares (diluted)               43,827         43,358          44,274

Earnings per share: As reported (basic)          $1.12          $1.10           $0.99
                    As reported (diluted)         1.10           1.08            0.98
                    Pro forma (basic)             1.10           1.08            0.98
                    Pro forma (diluted)           1.08           1.07            0.97
======================================================================================

A reconciliation of the diluted EPS computation to the amounts used in the basic EPS computation for the periods presented follows:
----------------------------------------------------------------------
(In thousands, except per share data)
At December 31,                                   1997
----------------------------------------------------------------------
                                             Number of      Per Share
                              Net Income        Shares         Amount
----------------------------------------------------------------------
Basic EPS: Income available
  to common shareholders         $48,116        43,040          $1.12
Effect of dilutive
  securities:
  Stock options outstanding           --           787
----------------------------------------------------------------------
Diluted EPS: Income available
  to common shareholders
  plus assumed conversions       $48,116        43,827          $1.10
======================================================================

----------------------------------------------------------------------
(In thousands, except per share data)
At December 31,                                   1996
----------------------------------------------------------------------
                                             Number of      Per Share
                              Net Income        Shares         Amount
----------------------------------------------------------------------
Basic EPS: Income available
  to common shareholders         $46,827        42,759          $1.10
Effect of dilutive
  securities:
  Stock options outstanding           --           599
----------------------------------------------------------------------
Diluted EPS: Income available
  to common shareholders
  plus assumed conversions       $46,827        43,358          $1.08
======================================================================

----------------------------------------------------------------------
(In thousands, except per share data)
At December 31,                                   1995
----------------------------------------------------------------------
                                             Number of      Per Share
                              Net Income        Shares         Amount
----------------------------------------------------------------------
Basic EPS: Income available
  to common shareholders         $43,185        43,747          $0.99
Effect of dilutive
  securities:
  Stock options outstanding           --           527
----------------------------------------------------------------------
Diluted EPS: Income available
  to common shareholders
  plus assumed conversions       $43,185        44,274          $0.98
======================================================================

Shareholders have authorized issuance of two new classes of 1,000,000 shares each, to be denominated "Class B Common Stock" and "Preferred Stock", respectively, in addition to the 150,000,000 shares of Common Stock presently authorized. At December 31, 1997, no shares of Class B Common Stock or Preferred Stock had been issued.

In December 1986, the Company declared a dividend distribution of one common share purchase right (the "Right") for each outstanding share of common stock. The Rights are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 15 percent or more of the Company's stock without the prior consent of the Board of Directors. If the Rights become exercisable, the holder may purchase one share of the Company's common stock for $21.667. Following an acquisition of 15 percent of the Company's common stock or 50 percent or more of its assets without prior consent of the Company, each Right will also entitle the holder to purchase $43.333 worth of common stock of the Company for $21.667. Under certain circumstances, the Rights may be redeemed by the Company at a price of $.017 per Right prior to becoming exercisable and in certain circumstances thereafter. The Rights expire on December 31, 1999, or earlier, in connection with certain Board-approved transactions.


Note 8: Risk-Based Capital

The Company and the Banks are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company's financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Banks maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines. Tier 1 capital includes common shareholders' equity and qualifying preferred stock less goodwill and other deductions including the unrealized net gains and losses, after taxes, of available-for-sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt issued by the Company and the allowance for loan losses, subject to limitations by the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to the different balance sheet and off-balance sheet assets, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

As of December 31, 1997, the Company and the Banks met all capital adequacy requirements to which they are subject.

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

The following table shows capital ratios for the Company and the Banks as of December 31, 1997 and 1996:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                                              the FDICIA
                                                                                For Capital                 Prompt Corrective
    1997                                            Actual                   Adequacy Purposes              Action Provisions:
---------------------------------------------------------------------------------------------------------------------------------
                                             Amount         Ratio          Amount          Ratio           Amount        Ratio
---------------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Total Capital (to risk-weighted assets)
    Consolidated Company                      $431,552          14.76%       $233,919            8.00%       $292,398      10.00%
    Westamerica Bank                           383,447          13.68%        224,306            8.00%        280,383      10.00%
    Bank of Lake County                          9,208          14.37%          5,126            8.00%          6,408      10.00%

Tier 1 Capital (to risk weighted assets)
    Consolidated Company                       374,828          12.82%        116,959            4.00%        175,439       6.00%
    Westamerica Bank                           322,228          11.49%        112,153            4.00%        168,230       6.00%
    Bank of Lake County                          8,398          13.11%          2,563            4.00%          3,845       6.00%

Leverage Ratio *
    Consolidated Company                       374,828           9.97%        150,312            4.00%        187,890       5.00%
    Westamerica Bank                           322,228           8.86%        145,512            4.00%        181,890       5.00%
    Bank of Lake County                          8,398           9.24%          3,637            4.00%          4,547       5.00%
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                                              the FDICIA
                                                                                For Capital                 Prompt Corrective
    1996                                            Actual                   Adequacy Purposes              Action Provisions:
---------------------------------------------------------------------------------------------------------------------------------
                                             Amount         Ratio          Amount          Ratio           Amount        Ratio
---------------------------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Total Capital (to risk-weighted assets)
    Consolidated Company                      $411,622          14.95%       $220,142            8.00%       $275,178      10.00%
    Westamerica Bank                           365,409          13.79%        211,929            8.00%        264,911      10.00%
    Bank of Lake County                         10,474          17.63%          4,752            8.00%          5,940      10.00%

Tier 1 Capital (to risk weighted assets)
    Consolidated Company                       356,804          12.97%        110,071            4.00%        165,107       6.00%
    Westamerica Bank                           306,093          11.55%        105,964            4.00%        158,947       6.00%
    Bank of Lake County                          9,721          16.36%          2,376            4.00%          3,564       6.00%

Leverage Ratio *
    Consolidated Company                       356,804           9.30%        153,481            4.00%        191,851       5.00%
    Westamerica Bank                           306,093           8.26%        148,230            4.00%        185,288       5.00%
    Bank of Lake County                          9,721          10.79%          3,605            4.00%          4,507       5.00%
=================================================================================================================================

* The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio guideline is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.


Note 9: Income Taxes

Deferred tax assets and liabilities are recognized for the
future tax consequences attributable to differences between the amounts reported in the financial statements of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and
liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Amounts for the current year are based upon estimates and
assumptions as of the date of this report and could vary
significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1996 are primarily as a result of adjustments to conform to tax returns as filed.
The components of the net deferred tax asset as of December 31, are as follows:
----------------------------------------------------------------------
(In thousands)                                    1997           1996
----------------------------------------------------------------------
Deferred tax asset
  Reserve for loan losses                      $20,559        $20,687
  State franchise taxes                          2,878          2,759
  Deferred compensation                          2,299          1,908
  Real estate owned                              2,306          2,059
  Interest on non-accrual loans                  1,249            674
  Reserve for long-term lease commitments        1,080          1,242
  Other reserves                                   962            843
  Other                                            625            745
  Net operating loss carryfowards                  584            842
  General tax credit carryforwards                 215            215
----------------------------------------------------------------------
      Subtotal deferred tax asset               32,757         31,974
Valuation allowance                                 --           (486)
----------------------------------------------------------------------
  Total deferred tax asset                      32,757         31,488
----------------------------------------------------------------------
Deferred tax liability
  Net deferred loan costs                        3,288          1,762
  Fixed assets                                   2,190          1,928
  Securities available for sale                 13,523          4,723
  Intangible assets                                827          1,311
  Leases                                           500            590
  Other                                            239            581
----------------------------------------------------------------------
Total deferred tax liability                    20,567         10,895
----------------------------------------------------------------------
Net deferred tax asset                         $12,190        $20,593
======================================================================
The valuation allowance, which relates to the deferred tax asset acquired through the merger with CapitolBank Sacramento in June of 1995, was eliminated as a result of operations making it more likely than not that all available deferred tax assets will be fully utilized.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

--------------------------------------------------------------------------------------
(In thousands)                                    1997           1996            1995
--------------------------------------------------------------------------------------
Current income tax expense:
  Federal                                      $18,164        $17,311         $16,666
  State                                          8,223          7,805           7,032
--------------------------------------------------------------------------------------
  Total current                                 26,387         25,116          23,698
--------------------------------------------------------------------------------------
Deferred income tax (benefit) expense:
  Federal                                         (594)        (1,620)         (2,106)
  State                                            197            (75)            338
--------------------------------------------------------------------------------------
  Total deferred                                  (397)        (1,695)         (1,768)
Adjustment of net deferred tax asset for
  enacted changes in tax rates:
    Federal                                         --             --              --
    State                                           --            184              --
--------------------------------------------------------------------------------------
Provision for income taxes                     $25,990        $23,605         $21,930
======================================================================================
The provision for income taxes differs from the provision
computed by applying the statutory federal income tax rate
to income before taxes, as follows:

--------------------------------------------------------------------------------------
(In thousands)                                    1997           1996            1995
--------------------------------------------------------------------------------------
Federal income taxes due at
  statutory rate                               $25,937        $24,669         $22,790
(Reductions) increases in income
  taxes resulting from:
    Interest on state and municipal
    securities not taxable for federal
    income tax purposes                         (6,872)        (5,906)         (5,205)
  Reduction in the valuation
    allowance                                     (486)            --            (906)
  State franchise taxes, net of
    federal income tax benefit                   5,473          5,198           4,795
  Costs related to acquisitions                  3,183            367             892
  Other                                         (1,245)          (723)           (436)
--------------------------------------------------------------------------------------
Provision for income taxes                     $25,990        $23,605         $21,930
======================================================================================

At December 31, 1997, the Company had the following net operating loss and the general tax credit carryforwards for tax return purposes:

--------------------------------------------------------------------------------------
                                              Net
Expires December 31,                     Operating Loss                  Tax Credit
(In thousands)                            Carryforwards                Carryforwards
--------------------------------------------------------------------------------------
    2003                                           $--                           $215
    2007                                         1,655                             --
    2008                                            14                             --
--------------------------------------------------------------------------------------
  Total                                         $1,669                           $215
======================================================================================

Note 10: Fair Value of Financial Instruments

The fair value of financial instruments does not represent actual amounts that may be realized upon the sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented represent the Company's best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. Such financial instruments and their estimated fair values at December 31, were:

--------------------------------------------------------------------------------------
(In thousands)                                                   1997            1996
--------------------------------------------------------------------------------------
Cash and cash equivalents                                    $250,824        $355,177
Money market assets                                               250             250
Interest and taxes receivable                                  59,384          55,602
Non-interest bearing and interest-bearing
  transaction and savings deposits                          2,309,359       2,403,986
Funds purchased                                               264,848         167,447
Interest payable                                                6,569           7,009
======================================================================================

The fair values at December 31, of the following financial
instruments were estimated using quoted market prices:
--------------------------------------------------------------------------------------
(In thousands)                                                   1997            1996
--------------------------------------------------------------------------------------
Investment securities available for sale                   $1,003,234        $892,461
Investment securities held to maturity                        236,896         218,009
======================================================================================

Loans were separated into two groups for valuation. Variable rate loans, except for those described below which reprice frequently with changes in market rates, were valued using historical data. Fixed rate loans and variable rate loans that have reached their maximum rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $50.6 million allowance for loan losses was applied against the estimated fair value to recognize future defaults of contractual cash flows. The estimated fair values of loans at December 31, were:

--------------------------------------------------------------------------------------
(In thousands)                                                   1997            1996
--------------------------------------------------------------------------------------
Loans                                                      $2,210,087      $2,221,974
--------------------------------------------------------------------------------------

The fair values of time deposits and notes and mortgages payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The estimated fair values at December 31, were:

--------------------------------------------------------------------------------------
(In thousands)                                                   1997            1996
--------------------------------------------------------------------------------------
Time deposits                                                $768,881        $825,854
Debt financing and notes payable                               52,724          61,100
--------------------------------------------------------------------------------------

The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower.


Note 11: Interest Rate Risk Management

Interest rate risk is influenced by market forces. However, that risk may be controlled by monitoring and managing the repricing characteristics of interest-bearing assets and liabilities. The primary analytical tool used by Management to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This industry standard model is used to simulate the effects on net interest income of changes in market interest rates that are up to 2 percent higher or 2 percent lower than current levels. The results of the model indicated that the mix of interest-rate sensitive assets and liabilities at December 31, 1997 would not result in a fluctuation of net interest income exceeding 10 percent, even under alternate assumed interest rate changes of plus or minus 200 basis points. In evaluating exposure to interest rate risk, the Company considers the effects of various factors in implementing interest rate risk management activities, including the utilization of interest rate swaps to hedge interest rates paid on deposit accounts.


Note 12: Lease Commitments

Thirty-seven banking offices and a centralized administrative service center are owned and 52 banking offices are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.

Minimum future rental payments, net of sublease income, at
December 31, 1997, are as follows:
----------------------------------------------------------------------
(In thousands)
----------------------------------------------------------------------
    1998                                                       $6,455
    1999                                                        5,543
    2000                                                        3,335
    2001                                                        2,572
    2002                                                        1,693
Thereafter                                                      9,254
----------------------------------------------------------------------
Total minimum lease payments                                  $28,852
======================================================================
Total rentals for premises and equipment net of sublease income included in non-interest expense were $6.3 million in 1997, $8.4 million in 1996 and $8.5 million in 1995.


Note 13: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company's normal credit policies and collateral requirements. Unfunded loan commitments were $395.9 million and $462.3 million at December 31, 1997 and 1996, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $13.1 million and $18.9 million at December 31, 1997 and 1996, respectively.

The Company, because of the nature of its business, is subject to various threatened or filed legal cases. The Company, based on the advice of legal counsel, does not expect such cases will have a material, adverse effect on its financial position or results of operations.


Note 14: Retirement Benefit Plans

As of February 28, 1997, the Company terminated its defined benefit Retirement Plan which covered substantially all of its salaried employees with one or more years of service. Pursuant to the Retirement Plan termination, the distribution of its assets was recognized as a settlement. A settlement is defined as "a transaction that (a) is an irrevocable action, (b) relieves the employer (or the plan) of primary responsibility for a pension benefit obligation, and (c) eliminates significant risks related to the obligation and the assets used to effect the settlement." The effect of the distribution of assets to settle all plan liabilities resulted in no net gain or loss for the year ended December 31, 1997.

The Company's policy was to expense costs as they accrued as determined by the Projected Unit Cost method. The Company's funding policy was to contribute annually the maximum amount that could be deducted for federal income tax purposes.

The following table sets forth the Retirement Plan's funded status at December 31, 1996, prior to settlement, with the effect of the settlement and the status at December 31, 1997:

------------------------------------------------------------------------------------------------------
                                                                                After
                                                                          Curtailment
                                                            Effect of      and Before
                                                           Settlement      Settlement
                                                                as of           as of
                                          December 31,     October 1,      October 1,    December 31,
                                                  1997           1997            1997            1996
------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                        $--        $12,650        ($12,650)       ($11,040)
  Non-vested benefit obligation                     --             --              --             (68)
------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                    --         12,650         (12,650)        (11,108)
  Additional benefits related to
    projected salary increases                      --             --              --          (1,609)
------------------------------------------------------------------------------------------------------
  Projected benefit obligation                      --         12,650         (12,650)        (12,717)
Plan assets at fair market value                    --        (12,650)         12,650          12,591
------------------------------------------------------------------------------------------------------
Funded status - projected benefit
  obligation in excess of
   plan assets                                     $--            $--             $--           ($126)
======================================================================================================

Comprised of:
  Prepaid pension cost                             $--            $--             $--            $143
  Unrecognized net (gain)loss                       --            143            (143)            192
  Unrecognized prior service benefit                --             --              --            (204)
  Unrecognized net obligation,
    net of amortization                             --             --              --            (257)
------------------------------------------------------------------------------------------------------
      Total                                        $--           $143           ($143)          ($126)
======================================================================================================

The following table sets forth the components of the 1997 and 1996 pension expense as follows:
----------------------------------------------------------------------
                                                  1997           1996
----------------------------------------------------------------------
                                                     (In thousands)
  Service cost during the period                   $--           $205
  Interest cost on projected
    benefit obligation                             618            745
  Actual return on plan assets                    (398)        (1,304)
  Net amortization and deferral                   (220)           394
  Settlement loss                                  143             --
----------------------------------------------------------------------
    Net periodic pension cost                     $143            $40
======================================================================
The discount rate used in determining the actuarial present value of the benefit obligation was 6.55 percent at October 1, 1997, and
6.00 percent at December 31, 1996. The expected long-term rate of return on plan assets was 7.50 percent as of October 1, 1997 and December 31, 1996.

The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Prior to the Retirement Plan's settlement, participant deferred profit-sharing account balances were used to offset benefits accrued under the Retirement Plan. The coordination of benefits of the two plans resulted in the Retirement Plan benefit formula establishing the minimum value of participant retirement benefits which, if not provided by the Deferred Profit-Sharing Plan, were guaranteed by the Retirement Plan.

The costs charged to non-interest expense related to benefits provided by the Retirement Plan and the Deferred Profit-Sharing
Plan were $1.0 million in 1997, $1.3 million in 1996 and $1.4 million in 1995.

In addition to the Retirement Plan and the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/Retirement Plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in 10 funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions charged to compensation expense were $1.8 million in 1997, $1.8 million in 1996 and $1.9 million in 1995.

The Company uses an actuarial based accrual method of accounting for postretirement benefits other than pensions. The Company offers continuation of group insurance coverage to employees electing early retirement, for the period from the date of early retirement until age sixty-five. The Company contributes an amount toward early retirees' insurance premiums which is fixed at the time of early retirement. The Company reimburses Medicare Part B premiums for all qualified retirees over age 65.

The following table sets forth the net periodic postretirement benefit cost for the years ended December 31, and the funded status of the Plan at December 31:
----------------------------------------------------------------------
                                                  1997           1996
----------------------------------------------------------------------
                                                    (In thousands)
Service cost                                      $408           $245
Interest cost                                      127            102
Amortization of unrecognized
  transition obligation                             61             61
----------------------------------------------------------------------
Net periodic cost                                 $596           $408
======================================================================
Accumulated postretirement benefit obligation
  attributable to:
    Retirees                                    $1,180         $1,094
    Fully eligible participants                    622            462
    Other                                          553            396
----------------------------------------------------------------------
  Total                                          2,355          1,952
----------------------------------------------------------------------
Fair value of plan assets                           --             --
----------------------------------------------------------------------
Accumulated postretirement benefit obligation
  in excess of plan assets                      $2,355         $1,952
======================================================================

Comprised of:
  Unrecognized transition obligation            $1,224         $1,285
  Recognized postretirement obligation           1,131            667
----------------------------------------------------------------------
    Total                                       $2,355         $1,952
======================================================================
The discount rate used in measuring the accumulated post-retirement benefit obligation was 6.5 percent and 6.0 percent at December 31, 1997 and 1996, respectively. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 2 percent for 1998 and beyond. The effect of a one percentage point increase on the assumed health care cost trend for each future year would increase the aggregate of the service cost components of the 1997 and 1996 net periodic cost by $205 thousand and $183 thousand, respectively, and increase the accumulated postretirement benefit obligation at December 31, 1997 and 1996 by $334 thousand and $302 thousand, respectively.


Note 15: Related Party Transactions

Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Banks during 1997 and 1996. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features.
The table below reflects information concerning loans to certain directors and executive officers and/or family members during 1997 and 1996:

----------------------------------------------------------------------
(In thousands)                                    1997           1996
----------------------------------------------------------------------
Beginning balance                               $5,390        $11,789
Originations                                       816          7,759
Payoffs/principal payments                      (1,068)       (10,904)
Other changes *                                 (2,649)        (3,254)
----------------------------------------------------------------------
At December 31,                                 $2,489         $5,390
======================================================================
Percent of total loans outstanding                0.11%          0.24%
----------------------------------------------------------------------
* Other changes in 1997 and 1996 represent loans to former directors and executive officers who are no longer related parties.


Note 16: Regulatory Matters

Payment of dividends to the Company by Westamerica Bank, the largest subsidiary bank, is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends declared. Under this regulation, Westamerica Bank was not restricted as to the payment of up to $37.2 million in dividends to the Company as of December 31, 1997. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 1997, $98.4 million was available for payment of dividends by the Company to its shareholders. The Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Banks' daily average on deposit at the Federal Reserve Bank was $31.5 million in 1997 and $66.7 million in 1996.

Note 17: Westamerica Bancorporation (Parent Company Only)

Statements of Income (In thousands)
------------------------------------------------------------------------------------------------------
For the years ended December 31,                                 1997           1996*           1995*
------------------------------------------------------------------------------------------------------
Dividends from subsidiaries                                   $41,538         $44,467         $26,917
Interest income                                                 1,903           1,851             430
Other income                                                    5,317           4,248           4,452
------------------------------------------------------------------------------------------------------
  Total income                                                 48,758          50,566          31,799
------------------------------------------------------------------------------------------------------
Interest on borrowings                                          1,624           1,501             425
Salaries and benefits                                           6,634           5,911           5,768
Other expense                                                   8,046           6,398           6,514
------------------------------------------------------------------------------------------------------
  Total expenses                                               16,304          13,810          12,707
------------------------------------------------------------------------------------------------------
Income before taxes and equity in undistributed
    income  of subsidiaries                                    32,454          36,756          19,092
Income tax benefit                                              2,101           2,783           2,821
Equity in undistributed income from subsidiaries               13,561           7,288          21,272
------------------------------------------------------------------------------------------------------
    Net income                                                $48,116         $46,827         $43,185
======================================================================================================

* Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis

Balance Sheets (In thousands)
--------------------------------------------------------------------------------------
December 31,                                                     1997           1996*
--------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                     $29,897         $33,645
Money market assets and investment securities AFS              27,183          16,124
Line of credit from affiliates                                  3,776              --
Investment in subsidiaries                                    361,083         342,601
Premises and equipment                                         17,143          16,322
Accounts receivable from affiliates                             1,253             347
Other assets                                                    5,252           5,424
--------------------------------------------------------------------------------------
  Total assets                                               $445,587        $414,463
======================================================================================
Liabilities
Notes payable                                                 $22,500         $23,342
Other liabilities                                              15,935          11,842
--------------------------------------------------------------------------------------
  Total liabilities                                            38,435          35,184
Shareholders' equity                                          407,152         379,279
--------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                 $445,587        $414,463
======================================================================================

* Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis

Statements of Cash Flows (In thousands)
------------------------------------------------------------------------------------------------------
For the years ended December 31,                                 1997           1996*           1995*
------------------------------------------------------------------------------------------------------
Operating Activities
 Net income                                                   $48,116         $46,827         $43,185
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                    684             450             202
  Undistributed earnings of affiliates                        (13,561)         (7,288)        (21,272)
  Increase in accounts receivable from affiliates                (906)            (96)            (95)
  Decrease (increase) in other assets                             405             308          (4,732)
  (Decrease)increase in other liabilities                        (885)          1,373             266
  (Gain) loss on sales of assets                               (1,756)             --              44
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                      32,097          41,574          17,598

Investing Activities
  Purchases of premises and equipment                          (1,505)        (10,826)         (1,978)
  Net cash obtained in merger                                      --             218              --
  Net change in land held for sale                                 --             721              80
  Net change in loan balances                                  (3,776)             --             148
  Investment in subsidiaries                                       --            (500)             --
  Purchase of investment securities available for sale             --            (756)             --
  Proceeds from sale of other assets                            2,260              --           1,979
  Proceeds from maturities of investment securities
      available for sale                                           --              --           6,511
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities            (3,021)        (11,143)          6,740

Financing Activities
  Net additions (reductions) in notes payable                    (677)         21,988          (4,501)
  Exercise of stock options/issuance of shares                 16,853           5,516           4,819
  Cash in lieu of fractional shares                                --              --             (36)
  Retirement of common stock                                  (35,594)        (27,561)        (12,341)
  Dividends                                                   (13,406)         (7,904)        (12,101)
------------------------------------------------------------------------------------------------------
Net cash used in financing activities                         (32,824)         (7,961)        (24,160)
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents           (3,748)         22,470             178

Cash and cash equivalents at beginning of year                 33,645          11,175          10,997
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $29,897         $33,645         $11,175
======================================================================================================

Supplemental disclosure:
  Non-cash dividend in the form of real property from
        Westamerica Bank                                          $--          $3,755            $ --
  Unrealized gain on securities available for sale, net        11,904           6,126              --
  Conversion of subordinated notes into common stock               --              84             184
  Dividends declared, not yet paid                                 --              --           1,884
  Capital contribution to subsidiary                               --              --             741
  Issuance of common stock for Auburn merger                       --          13,267              --


* Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis


Note 18: Quarterly Financial Information (Unaudited)

----------------------------------------------------------------------------------------------------------------------
(In thousands except per share data and
price range of common stock)                               March 31,*        June 30,       Sept. 30,        Dec. 31,
----------------------------------------------------------------------------------------------------------------------
1997
Interest income                                               $66,526         $67,417         $68,477         $68,250
Net interest income                                            44,423          45,501          46,307          46,385
Provision for loan losses                                       3,550           1,050           1,650           1,395
Non-interest income                                             9,789           9,477           8,776           8,971
Non-interest expense                                           36,572          49,174          26,202          25,930
Income before taxes                                            14,090           4,754          27,231          28,031
Net income                                                      9,365           2,813          17,660          18,278
Basic earnings per share                                         0.21            0.07            0.41            0.43
Diluted earnings per share                                       0.21            0.07            0.40            0.42
Dividends paid per share                                         0.08            0.09            0.09            0.10
Price range, common stock                                $18.83-24.17    $19.27-25.83    $24.58-29.33    $28.54-35.00
----------------------------------------------------------------------------------------------------------------------

1996 *
Interest income                                               $68,596         $67,756         $67,643         $70,187
Net interest income                                            45,481          45,000          44,764          47,237
Provision for loan losses                                       3,200           2,802           3,152           3,152
Non-interest income                                             8,484           8,990           9,198           9,635
Non-interest expense                                           36,965          31,291          32,965          34,830
Income before taxes                                            13,800          19,897          17,845          18,890
Net income                                                      9,360          13,108          11,903          12,456
Basic earnings per share                                        $0.22           $0.31           $0.28           $0.29
Diluted earnings per share                                       0.21            0.30            0.28            0.29
Dividends paid per share                                         0.06            0.08            0.08            0.08
Price range, common stock                                $14.42-15.75    $15.33-16.75    $15.50-17.00    $16.50-19.58
----------------------------------------------------------------------------------------------------------------------

* Restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interest basis

On January 22, 1998, the Board of Directors of the Company authorized a three-for-one stock split of the Company's Common Stock in which every one share of the Company's Common Stock is split and converted into three shares of the Company's Common Stock. It was further resolved that the effective date of the stock split shall be February 25, 1998 with a record date of February 10, 1998. Consequently, all earnings per share and price ranges of common stock have been restated giving effect to the stock split.


NOTE 19: Acquisition

On April 12, 1997, the merger with ValliCorp Holdings, Inc. ("ValliCorp"), parent company of ValliWide Bank, became effective. At that time, the Company issued approximately 5.0 million shares of its common stock in exchange for all of the outstanding common stock of ValliCorp. The business combination was accounted for as a pooling-of-interests business combination and, accordingly, the consolidated financial statements and the financial data for the periods prior to the combination have been restated to include the accounts and results of operations of ValliCorp.

The following presents a pro forma combined summary of operations of the Company and ValliCorp for the quarter ended March 31, 1997 and the years ended December 31, 1996 and 1995, and it is presented as if the Merger had been effective on January 1, 1995.
----------------------------------------------------------------------
                                   Three
                             months ended
                               March 31,
                                    1997
(In thousands)               (unaudited)          1996           1995
----------------------------------------------------------------------
Net Interest Income:
Westamerica
  Bancorporation                 $28,787      $113,348       $115,765
ValliCorp
  Holdings, Inc.                  15,648        69,179         72,312
Intercompany adjustments             (12)          (45)            --
----------------------------------------------------------------------
Combined                         $44,423      $182,482       $188,077
======================================================================

Net Income:
Westamerica
  Bancorporation                  $9,954       $37,740        $31,384
ValliCorp
  Holdings, Inc.                    (580)        9,128         11,801
Intercompany adjustments              (9)          (41)            --
----------------------------------------------------------------------
Combined                          $9,365       $46,827        $43,185
======================================================================
On March 31, 1997 and December 31, 1996, the Company owned 115.5 thousand shares of ValliCorp Common Stock with a cost basis of approximately $1.7 million. At December 31, 1995, the Company owned
50 thousand shares with a cost basis of approximately $680 thousand. Amounts indicated have been adjusted to eliminate this investment as a result of the Merger.

There were no other significant transactions between the Company and ValliCorp prior to the combination. ValliWide Bank was engaged in the sale of overnight funds to Westamerica Bank to meet immediate funding requirements.



INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Westamerica
Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet of the Company as of December 31, 1996 and the related statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995, and the related footnote disclosures have been restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis. We did not audit the financial statements of ValliCorp Holdings, Inc. as of December 31, 1996 and for the years ended December 31, 1996 and 1995, which statements reflect total assets constituting 34 percent at December 31, 1996 and net income constituting 19 percent and 27 percent for the years ended December 31, 1996 and 1995, respectively, of the related and restated consolidated totals. Those statements included in the 1996 and 1995 restated consolidated totals were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for ValliCorp Holdings, Inc., is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ KPMG Peat Marwick LLP
-------------------------
KPMG Peat Marwick LLP


San Francisco, California
January 22, 1998




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

  Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the financial statements, and that assets are safeguarded from unauthorized use or loss. This system includes extensive written policies and operating procedures and a comprehensive internal audit function, and is supported by the careful selection and training of staff, an organizational structure providing for division of responsibility, and a Code of Ethics covering standards of personal and business conduct. Management believes that, as of December 31, 1997, the Corporation's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the financial statements and related financial information contained in the annual report.

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


/s/ David L. Payne
------------------
David L. Payne
Chairman, President and Chief Executive Officer

/s/ Jennifer J. Finger
----------------------
Jennifer J. Finger
Senior Vice President and Chief Financial Officer

/s/ Dennis R. Hansen
--------------------
Dennis R. Hansen
Senior Vice President and Controller



REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Westamerica
Bancorporation:

We have audited the consolidated balance sheet of ValliCorp Holdings, Inc. (the Company) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows (none of which are presented herein) for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of ValliCorp Holdings, Inc. and El Capitan Bancshares, Inc. on February 2, 1996, and ValliCorp Holdings, Inc. and CoBank Financial Corporation on March 22, 1996, which have been accounted for as poolings of interests as described in Notes A and B to the Company's consolidated financial statements. We did not audit the statements of earnings, stockholders' equity, and cash flows of El Capitan Bancshares, Inc. for the year ended December 31, 1995, which statements reflect net interest income of $6,849,000 and net earnings of $1,044,000 for the year ended December 31, 1995. Those statements were audited by other auditors whose report, dated January 19, 1996, has been furnished to us, and our opinion, insofar as it relates to the amounts included for El Capitan Bancshares, Inc. for 1995, is based solely on the report of such other auditors.


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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ValliCorp Holdings, Inc. and subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP


Fresno, California
January 24, 1997




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors & Stockholders
El Capitan Bancshares, Inc.


We have audited the consolidated balance sheets of El Capitan Bancshares, Inc. (a California Corporation) and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of El Capitan Bancshares, Inc. and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ Grant Thornton LLP
----------------------
Grant Thornton LLP


Stockton, California
January 19, 1996



ITEM 9. Changes in and Disagreements on Accounting and
Financial Disclosure

Not applicable


PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this Item 10 is incorporated herein by reference from the "Election of Directors", "Executive Officers" and Section 16(a) "Beneficial Ownership Reporting Compliance" sections on Pages 2 through 7 of the Company's Proxy Statement dated March 19, 1998, which has been filed with the Commission pursuant Regulation 14A.

ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the "Executive Compensation" and "Other
Arrangements" sections on Pages 8 through 11 of the Company's Proxy Statement dated March 19, 1998, which has been filed with the Commission pursuant to Regulation 14A.


ITEM 12. Security Ownership of Certain Beneficial Owners and
         Management

The information required by this Item 12 is incorporated herein by reference from the "Security Ownership of Certain Beneficial Owners and Management" section on Pages 5 through 6 of the Company's Proxy Statement dated March 19, 1998, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference from the "Certain Information About the Board of Directors and Certain Committees of the Board - Indebtedness of Directors and Management" section on Page 4 of the Company's Proxy Statement dated March 19, 1998, which has been filed with the Commission pursuant to Regulation 14A.


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

            3(a)     Restated Articles of Incorporation (composite copy)

            3(b)     By-laws                                                   *

            4(a)     Amended and Restated Rights Agreement - March 23, 1995

            10(a) o  1995 Stock Option Plan                                   **

            10(b) o  Employment Agreement with E. Joseph Bowler dated        ***
                     January 7, 1987 (Employment)

            10(c) o  Employment Agreement with Robert W. Entwisle dated      ***
                     January 7, 1987 (Employment)

            10(d) Senior Note Agreement of Westamerica Bancorporation dated February 1, 1996, of $22,000,000 at 7.11 percent incorporated herein by reference to Exhibit 10-j of Registrant's Annual Report of Form 10-K/A for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on May 1, 1996.

            11 Computation of Earnings Per Share on common and common equivalent shares and on common shares assuming full dilution.

            21       Subsidiaries of the registrant.

            23(a)    Consent of KPMG Peat Marwick LLP

            23(b)    Consent of Deloitte & Touche LLP

            23(c)    Consent of Grant Thornton LLP

            (27)     Financial Data Schedule



            ----------------------

                   * Exhibit 3(b), is incorporated by reference from Exhibit
                     3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

                  ** Exhibit 10(a) is incorporated herein by reference from
                     Form S-8 dated June 6, 1995

                 *** Exhibits 10(b) and 10(c) are incorporated herein
                     by reference from Exhibits 10(n), 10(o), and 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

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

WESTAMERICA BANCORPORATION


/s/ Dennis R. Hansen                            /s/ Jennifer J. Finger
--------------------                            ----------------------
Dennis R. Hansen                                Jennifer J. Finger
Senior Vice President and Controller            Senior Vice President and
Principal Accounting Officer                    Chief Financial Officer


Date: March 26, 1998


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                               Date
---------                     -----                               ----


/s/ David L. Payne            Chairman of the Board,              March 26, 1998
----------------------------  Director, President
David L. Payne                and Chief Executive Officer

/s/ E. Joseph Bowler          Senior Vice President               March 26, 1998
----------------------------  and Treasurer
E. Joseph Bowler

/s/ Etta Allen                Director                            March 26, 1998
----------------------------
Etta Allen

/s/ Louis E. Bartolini        Director                            March 26, 1998
----------------------------
Louis E. Bartolini

/s/ Charles I. Daniels, Jr.   Director                            March 26, 1998
----------------------------
Charles I. Daniels, Jr.

/s/ Don Emerson               Director                            March 26, 1998
----------------------------
Don Emerson

/s/ Louis H. Herwaldt                                             March 26, 1998
----------------------------
Louis H. Herwaldt

/s/ Arthur C. Latno           Director                            March 26, 1998
----------------------------
Arthur C. Latno

/s/ Patrick D. Lynch          Director                            March 26, 1998
----------------------------
Patrick D. Lynch

/s/ Catherine Cope MacMillan  Director                            March 26, 1998
----------------------------
Catherine Cope MacMillan

/s/ Patrick J. Mon Pere       Director                            March 26, 1998
----------------------------
Patrick J. Mon Pere

/s/ Ronald A. Nelson          Director                            March 26, 1998
----------------------------
Ronald A. Nelson

/s/ Carl Otto                 Director                            March 26, 1998
----------------------------
Carl Otto

/s/ Michael J. Ryan, Jr.      Director                            March 26, 1998
----------------------------
Michael J. Ryan, Jr.

/s/ Edward B. Sylvester       Director                            March 26, 1998
----------------------------
Edward B. Sylvester