Form 10-Q
period 1998-03-31
WESTAMERICA BANCORPORATION
filed 1998-05-12
CIK 311094

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998

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



Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                   Yes [ x ]                     No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Title  of  Class                  Shares outstanding as of May 4, 1998

Common Stock,                     42,714,584
No Par Value

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

-----------------------------------------------------------------------------------------
                                                            (Unaudited)               At
                                                            At March 31,     December 31,
                                                          1998        1997 *        1997
-----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                             $212,616      $320,083    $250,824
Money market assets                                        250           250         250
Investment securities
   available for sale                                  986,181       948,115   1,003,234
Investment securities
   held to maturity,
   with market values of:
  $249,718 at March 31, 1998
  $206,373 at March 31, 1997
  $236,896 at December 31, 1997                        244,387       205,150     230,960
Loans, net of allowance
   for loan losses of:
   $50,289 at March 31, 1998
   $51,027 at March 31, 1997
   $50,630 at December 31, 1997                      2,202,594     2,200,836   2,211,307
Other real estate owned                                  6,392         8,130       7,381
Premises and equipment, net                             47,293        62,292      48,412
Interest receivable and other assets                   102,957        92,620      96,076
-----------------------------------------------------------------------------------------
Total assets                                        $3,802,670    $3,837,476  $3,848,444
=========================================================================================



LIABILITIES
Deposits:
  Non-interest bearing                                $813,319      $762,886    $852,153
  Interest bearing:
    Transaction                                        543,724       553,903     554,825
    Savings                                            943,542     1,029,997     902,381
    Time                                               789,173       816,280     769,142
-----------------------------------------------------------------------------------------
    Total deposits                                   3,089,758     3,163,066   3,078,501
Short-term borrowed funds                              200,616       193,397     264,848
Liability for interest, taxes and
  other expenses                                        45,004        38,574      45,443
Debt financing and notes payable                        52,500        58,178      52,500
-----------------------------------------------------------------------------------------
      Total liabilities                              3,387,878     3,453,215   3,441,292
-----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Authorized - 150,000 shares
Common stock, issued and outstanding:
 42,707 shares at March 31, 1998
 43,152 shares at March 31, 1997
 42,799 shares at December 31, 1997                    200,463       191,580     198,517
Accumulated other
  comprehensive income:
   Unrealized gain on securities
        available for sale, net                         19,555         4,245      17,923
Retained earnings                                      194,774       188,436     190,712
-----------------------------------------------------------------------------------------
      Total shareholders' equity                       414,792       384,261     407,152
-----------------------------------------------------------------------------------------
Total liabilities
    and shareholders' equity                        $3,802,670    $3,837,476  $3,848,444
=========================================================================================

 * Restated on a historical basis to reflect the April 12, 1997, acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
-----------------------------------------------------------------------------
                                                              (Unaudited)
                                                              Three months
                                                             ended March 31,
                                                          1998        1997 *
-----------------------------------------------------------------------------
INTEREST INCOME
Loans                                                  $48,853       $49,679
Money market assets and funds sold                          --         1,424
Investment securities available for sale
  Taxable                                               12,010        10,844
  Tax-exempt                                             2,392         1,683
Investment securities held to maturity
  Taxable                                                1,513         1,074
  Tax-exempt                                             1,887         1,822
-----------------------------------------------------------------------------
    Total interest income                               66,655        66,526

INTEREST EXPENSE
Transaction deposits                                     1,672         1,676
Savings deposits                                         6,138         7,099
Time deposits                                            9,976        10,312
Funds purchased                                          3,023         2,005
Debt financing and notes payable                           918         1,011
-----------------------------------------------------------------------------
    Total interest expense                              21,727        22,103
-----------------------------------------------------------------------------
NET INTEREST INCOME                                     44,928        44,423

Provision for loan losses                                1,395         3,550
-----------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                              43,533        40,873

NON-INTEREST INCOME
Service charges on deposit accounts                      4,976         5,348
Merchant credit card                                       632           987
Mortgage banking                                           450           344
Financial services commissions                             320           194
Trust fees                                                 155           107
Other                                                    2,452         2,809
-----------------------------------------------------------------------------
    Total non-interest income                            8,985         9,789

NON-INTEREST EXPENSE
Salaries and related benefits                           13,181        14,719
Occupancy                                                2,896         7,589
Equipment                                                1,850         2,404
Professional fees                                          494         2,963
Data processing                                          1,332         1,561
Other real estate owned                                    (82)          592
Other                                                    5,669         6,744
-----------------------------------------------------------------------------
    Total non-interest expense                          25,340        36,572
-----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                              27,178        14,090
 Provision for income taxes                              9,083         4,725
-----------------------------------------------------------------------------
NET INCOME                                             $18,095        $9,365
=============================================================================
Comprehensive income:
  Unrealized gain (loss) on securities
           available for sale, net                       1,632        (1,781)
-----------------------------------------------------------------------------
COMPREHENSIVE INCOME                                   $19,727        $7,584
=============================================================================
Average shares outstanding                              42,741        42,945
Diluted average shares outstanding                      43,559        43,602

PER SHARE DATA
Basic earnings                                           $0.42         $0.22
Diluted earnings                                          0.42          0.21
Dividends paid                                            0.12          0.08

  * Restated on a historical basis to reflect the April 12, 1997, acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
-----------------------------------------------------------------------------
                                                              (Unaudited)
                                                              Three months
                                                             ended March 31,
                                                          1998        1997 *
-----------------------------------------------------------------------------


OPERATING ACTIVITIES
Net income                                             $18,095        $9,365
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization                          2,268         2,648
  Loan loss provision                                    1,395         3,550
  Amortization of deferred net loan
    (cost)/fees                                            (30)         (286)
  Decrease in interest income
    receivable                                             514         1,882
  (Increase) decrease in other assets                  (10,812)        1,602
  Increase in income taxes payable                      10,263         4,714
  Decrease in interest expense
    payable                                               (156)         (420)
  Decrease in other liabilities                         (9,070)       (2,067)
  Gain on sales of investment
    securities                                              --           (11)
  (Gain) loss on sales/write-down of
    equipment                                              (58)            2
  Originations of loans for resale                      (2,944)       (5,341)
  Proceeds from sale of loans
    originated for resale                                2,380        13,318
  Net gain on sale of property
    acquired in satisfaction of debt                      (437)         (260)
  Write down on property acquired
    in satisfaction of debt                                 51           751
  Gain on sales of loans                                    --          (515)
-----------------------------------------------------------------------------
Net cash provided by
  operating activities                                  11,459        28,932
-----------------------------------------------------------------------------

INVESTING ACTIVITIES
Net repayments of loans                                  5,989        24,781
Purchases of investment securities
  available for sale                                   (90,675)     (159,858)
Purchases of investment securities
  held to maturity                                     (23,618)       (9,714)
Purchases of property,
  plant and equipment                                     (411)         (782)
Proceeds from maturity of securities
  available for sale                                   110,422        97,249
Proceeds from maturity of securities
  held to maturity                                      10,190        20,004
Proceeds from sale of securities
  available for sale                                       120         3,708
Proceeds from sale of property,
  plant and equipment                                       80            29
Proceeds from property acquired in
  satisfaction of debt                                   3,298         2,043
-----------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                                  15,395       (22,540)
-----------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                     11,257       (65,635)
Net (decrease) increase in
 short-term borrowed funds                             (64,232)       25,950
Additions net of principal payments
  on notes and mortgages payable                            --          (522)
Exercise of stock options/issuance
  of shares                                              3,415         4,660
Retirement of stock                                    (10,359)       (3,605)
Dividends paid                                          (5,143)       (2,334)
-----------------------------------------------------------------------------
Net cash used in
  financing activities                                 (65,062)      (41,486)
-----------------------------------------------------------------------------
Net decrease in cash and
  cash equivalents                                     (38,208)      (35,094)
Cash and cash equivalents
  at beginning of period                               250,824       355,177
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $212,616      $320,083
=============================================================================
Supplemental disclosure of
  non-cash activities
  Loans transferred to
    other real estate owned                             $1,923          $272
  Depreciation of fixed assets
    charged against reserves                                35            --

Supplemental disclosure of
  cash flow activity:
  Unrealized gain (loss) on
    securities available for sale                        1,631        (2,176)
  Interest paid for the period                          21,884        22,524
  Conversion of subordinated
    debt to stock                                           --           165
  Deletions of property,
    plant and equipment                                     --           268
  Dividends declared but not paid                           --         1,505

 * Restated on a historical basis to reflect the April 12, 1997, acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis. This report, which includes consolidated financial statements prepared in conformity with generally accepted accounting principles, should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1997.

All financial information has been restated on a historical basis to reflect the ValliCorp Holdings, Inc. ("ValliCorp") acquisition on April 12, 1997 (the "Merger") using the pooling-of-interests method of accounting.

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County, Community Banker Services Corporation and Westamerica Commercial Credit Inc., reported first quarter 1998 net income of $18.1 million or $.42 diluted earnings per share. These results compare to net income of $9.4 million or $.21 diluted earnings per share and $18.3 million or $.42 diluted earnings per share, respectively, for the first and fourth quarter of 1997.

On January 22, 1998, the Board of Directors of the Company authorized a three-for-one stock split of the Company common stock in which each share of the Company's common stock was converted into three shares. Consequently, all related information in this report has been restated to reflect the effect of the stock split.

Following is a summary of the components of net income for the periods indicated:

-----------------------------------------------------------------------------------------
                                                                For the three months ended
                                                               March 31,     December 31,
                                                        ---------------------  ------------
(In millions)                                             1998          1997        1997
-----------------------------------------------------------------------------------------
Net interest income*                                     $47.6         $46.6       $49.0
Provision for loan losses                                 (1.4)         (3.6)       (1.4)
Non-interest income                                        9.0           9.8         9.0
Non-interest expense                                     (25.3)        (36.6)      (25.9)
Provision for income taxes*                              (11.8)         (6.8)      (12.4)
-----------------------------------------------------------------------------------------
Net income                                               $18.1          $9.4       $18.3
=========================================================================================

Average total assets                                  $3,746.5      $3,777.8    $3,757.8
Net income (annualized) as
a percentage of average
total assets                                              1.96%         1.01%       1.93%

* Fully taxable equivalent basis (FTE)

During the first three months of 1998, the Company's net income was $18.1 million, $8.7 million higher than the same period in 1997. Higher net interest income, resulting mainly due to higher earning-asset yields, higher interest-free demand deposits and lower volume of interest-bearing liabilities, a lower loan loss provision and reduced expenses due to pre-Merger ValliCorp operating costs, were partially offset by lower service fees and other non-interest income.

Comparing the first quarter of 1998 to the prior quarter, net income decreased $200 thousand. Lower net interest income, principally due to lower earning-asset yields and lower interest-free demand deposits, was partially offset by lower non-interest expense.


Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:

-----------------------------------------------------------------------------------------
                                                                For the three months ended
                                                               March 31,     December 31,
                                                        ---------------------  ------------
(In millions)                                             1998          1997        1997
-----------------------------------------------------------------------------------------
Interest income                                          $66.7         $66.5       $68.3
Interest expense                                         (21.7)        (22.1)      (21.9)
FTE adjustment                                             2.6           2.2         2.6
-----------------------------------------------------------------------------------------
  Net interest income (FTE)                              $47.6         $46.6       $49.0
=========================================================================================
Average earning assets                                $3,429.5      $3,440.8    $3,431.4
Net interest margin (FTE)                                 5.59%         5.49%       5.67%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the first quarter of 1998 increased $1.0 million from the same period in 1997 to $47.6 million. Comparing the first quarter of 1998 with the previous quarter, net interest income (FTE) decreased $1.4 million.

During the first quarter of 1998 interest income (FTE) increased $600 thousand from the same period in 1997 primarily due to higher average volume and yields on investment securities partially offset by a decrease in loan average balances. Investment average balances for the first three months of 1998 increased $7 million as reductions in short-term funds sold, participation certificates and U.S. Agency and Treasury securities were partially offset by increases in tax-free, corporate, asset backed and other securities. Increases in investment securities yields from the first quarter of 1997 occurred in U.S. Agency and Treasury securities and participation certificates. Loan average balances decreased $18 million from prior year. Most categories of consumer and construction loan balances decreased from prior year, in part offset by increases in targeted commercial credits.

Comparing the first quarter of 1998 with the fourth quarter of 1997, interest income (FTE) decreased $1.6 million. Lower loan average balances and yields were in part offset by higher investment securities average balances and a small increase in yields. Commercial and construction loan average balances decreased $14 million from the prior quarter, mostly as a result of cyclical trends, in part offset by increases in the average balance of the consumer loan portfolio for a total loan balance decrease of $10 million from the previous quarter. Yields on loans experienced small decreases from the prior quarter in all categories with the exception of real estate construction. Investment securities average balances increased $8 million from the fourth quarter of 1997, as increases in tax-free municipal, asset backed and corporate securities were partially offset by decreases in U.S. Treasury, Agency and participation certificates. A small yield increase in the investment securities portfolio when compared to the previous quarter was primarily due to an increase the return of the in U.S. Treasury securities portfolio.

Complementing the increase in interest income from the first quarter of 1997, interest expense decreased $400 thousand, the result of a $27 million increase in interest-free demand deposits reducing the cost of funds, partially offset by a small increase in the rate paid on interest-bearing liabilities. Comparing the first quarter of 1998 with the previous quarter, interest expense decreased $200 thousand mostly as a result of a reduction in the cost of funds.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts minimizing the effect of adverse cyclical quarterly trends.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

-----------------------------------------------------------------------------------------
                                                                For the three months ended
                                                               March 31,     December 31,
                                                        ---------------------  ------------
                                                          1998          1997        1997
-----------------------------------------------------------------------------------------
Yield on earning assets                                   8.16%         8.10%       8.20%
Rate paid on interest-bearing
  liabilities                                             3.46%         3.42%       3.45%
-----------------------------------------------------------------------------------------
  Net interest spread                                     4.70%         4.68%       4.75%

Impact of all other net
  non-interest bearing funds                              0.89%         0.81%       0.92%
-----------------------------------------------------------------------------------------
    Net interest margin                                   5.59%         5.49%       5.67%
=========================================================================================

During the first quarter of 1998, the Company's net interest margin was 10 basis points higher than the first quarter of 1997 as increased average balances of non-interest bearing funds (including demand deposits) and higher earning-assets yields were partially offset by an increase in the rate paid on interest bearing liabilities including short-term borrowings.
The net interest margin was 8 basis points lower than the previous quarter, due to the adverse effect of lower average balances of non-interest bearing funds, lower yields on earning assets and a small increase in the rate paid on interest-bearing liabilities.


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

Distribution of assets, liabilities and shareholders' equity:

                                                  For the three months ended
                                                        March 31, 1998
-----------------------------------------------------------------------------------------

                                                                    Interest       Rates
                                                      Average        income/     earned/
(Dollars in thousands)                             balance           expense        paid
-----------------------------------------------------------------------------------------
Assets
Money market assets and
  funds sold                                              $250           $--          -- %
Investment securities:
  Available for sale
    Taxable                                            780,303        12,010        6.24
    Tax-exempt                                         181,440         3,385        7.57
  Held to maturity
    Taxable                                             96,802         1,513        6.34
    Tax-exempt                                         138,665         2,710        7.93
Loans:
  Commercial                                         1,407,249        32,105        9.25
  Real estate construction                              64,836         1,908       11.93
  Real estate residential                              366,919         6,788        7.50
  Consumer                                             393,038         8,948        9.23
-----------------------------------------------------------------------------
Earning assets                                       3,429,502        69,367        8.16 %

Other assets                                           316,996
---------------------------------------------------------------
    Total assets                                    $3,746,498
===============================================================

Liabilities and shareholders'
  equity
Deposits:
  Non-interest bearing demand                         $777,318           $--          -- %
  Savings and interest-bearing
    transaction                                      1,462,168         7,810        2.17
  Time less than $100,000                              449,622         5,629        5.08
  Time $100,000 or more                                337,204         4,347        5.23
-----------------------------------------------------------------------------
    Total interest-bearing
      deposits                                       2,248,994        17,786        3.21
Funds purchased                                        245,978         3,023        4.98
Debt financing and notes payable                        52,500           918        7.09
-----------------------------------------------------------------------------
  Total interest-bearing
    liabilities                                      2,547,472        21,727        3.46 %
Other liabilities                                       32,544
Shareholders' equity                                   389,164
---------------------------------------------------------------
  Total liabilities and
    shareholders' equity                            $3,746,498
===============================================================
Net interest spread (1)                                                             4.70
Net interest income and interest margin (2)                          $47,640        5.59 %
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

Distribution of assets, liabilities and shareholders' equity:

                                                  For the three months ended
                                                        March 31, 1997
-----------------------------------------------------------------------------------------


                                                                    Interest       Rates
                                                      Average        income/     earned/
(Dollars in thousands)                             balance           expense        paid
-----------------------------------------------------------------------------------------
Assets
Money market assets and
  funds sold                                          $105,047        $1,424        5.50 %
Investment securities:
  Available for sale
    Taxable                                            752,913        10,844        5.84
    Tax-exempt                                         123,122         2,405        7.92
  Held to maturity
    Taxable                                             78,120         1,074        5.58
    Tax-exempt                                         131,335         2,644        8.16
Loans:
  Commercial                                         1,352,744        30,402        9.11
  Real estate construction                             101,155         2,611       10.47
  Real estate residential                              355,050         7,199        8.22
  Consumer                                             441,320        10,109        9.29
-----------------------------------------------------------------------------
Earning assets                                       3,440,806        68,712        8.10 %

Other assets                                           336,973
---------------------------------------------------------------
    Total assets                                    $3,777,779
===============================================================

Liabilities and shareholders'
  equity
Deposits:
  Non-interest bearing demand                         $750,348           $--          -- %
  Savings and interest-bearing
    transaction                                      1,579,843         8,775        2.25
  Time less than $100,000                              495,112         6,151        5.04
  Time $100,000 or more                                322,293         4,161        5.24
-----------------------------------------------------------------------------
    Total interest-bearing
      deposits                                       2,397,248        19,087        3.23
Funds purchased                                        166,324         2,005        4.89
Debt financing and notes payable                        58,475         1,011        7.01
-----------------------------------------------------------------------------
  Total interest-bearing
    liabilities                                      2,622,047        22,103        3.42 %
Other liabilities                                       28,352
Shareholders' equity                                   377,032
---------------------------------------------------------------
  Total liabilities and
    shareholders' equity                            $3,777,779
===============================================================
Net interest spread (1)                                                             4.68
Net interest income and interest margin (2)                          $46,609        5.49 %
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

Distribution of assets, liabilities and shareholders' equity:

                                                  For the three months ended
                                                      December 31, 1997
-----------------------------------------------------------------------------------------

                                                                    Interest       Rates
                                                      Average        income/     earned/
(Dollars in thousands)                             balance           expense        paid
-----------------------------------------------------------------------------------------
Assets
Money market assets and
  funds sold                                              $626            $5        3.17 %
Investment securities:
  Available for sale
    Taxable                                            784,137        12,167        6.16
    Tax-exempt                                         173,489         3,411        7.80
  Held to maturity
    Taxable                                             98,173         1,541        6.23
    Tax-exempt                                         133,189         2,632        7.84
Loans:
  Commercial                                         1,415,783        33,151        9.29
  Real estate construction                              70,671         2,046       11.49
  Real estate residential                              358,606         6,651        7.36
  Consumer                                             396,749         9,292        9.29
-----------------------------------------------------------------------------
Earning assets                                       3,431,423        70,896        8.20 %

Other assets                                           326,372
---------------------------------------------------------------
    Total assets                                    $3,757,795
===============================================================

Liabilities and shareholders'
  equity
Deposits:
  Non-interest bearing demand                         $819,897           $--          -- %
  Savings and interest-bearing
    transaction                                      1,488,875         8,427        2.25
  Time less than $100,000                              465,228         5,993        5.11
  Time $100,000 or more                                323,264         4,301        5.28
-----------------------------------------------------------------------------
    Total interest-bearing
      deposits                                       2,277,367        18,721        3.26
Funds purchased                                        181,194         2,170        4.75
Debt financing and notes payable                        55,833           974        6.92
-----------------------------------------------------------------------------
  Total interest-bearing
    liabilities                                      2,514,394        21,865        3.45 %
Other liabilities                                       39,924
Shareholders' equity                                   383,580
---------------------------------------------------------------
  Total liabilities and
    shareholders' equity                            $3,757,795
===============================================================
Net interest spread (1)                                                             4.75
Net interest income and interest margin (2)                          $49,031        5.67 %
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

-----------------------------------------------------------------------------------------
                                                               Three months ended
                                                                 March 31, 1998
                                                           compared with three months
                                                              ended March 31, 1997
                                                -----------------------------------------
(In thousands)                                          Volume          Rate       Total
-----------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets
    and funds sold                                       ($711)        ($713)    ($1,424)
  Investment securities:
    Available for sale
      Taxable                                              404           762       1,166
      Tax-exempt (1)                                     1,083          (103)        980
    Held to maturity
      Taxable                                              279           160         439
      Tax-exempt (1)                                       139           (73)         66
  Loans:
    Commercial (1)                                       1,238           465       1,703
    Real estate construction                            (1,153)          450        (703)
    Real estate residential                                254          (665)       (411)
    Consumer                                            (1,100)          (61)     (1,161)
-----------------------------------------------------------------------------------------
      Total (decrease) increase
          in loans (1)                                    (761)          189        (572)
-----------------------------------------------------------------------------------------
Total increase in interest
  and fee income (1)                                       433           222         655
-----------------------------------------------------------------------------------------
Increase (decrease) in
  interest expense
  Deposits:
    Savings/interest-bearing                              (637)         (328)       (965)
    Time less than $ 100,000                              (570)           48        (522)
    Time $ 100,000 or more                                 192            (6)        186
-----------------------------------------------------------------------------------------
     Total decrease in
       interest-bearing deposits                        (1,015)         (286)     (1,301)
  Funds purchased                                          978            40       1,018
  Debt financing and
    notes payable                                         (105)           12         (93)
-----------------------------------------------------------------------------------------
    Total decrease in
          interest expense                                (142)         (234)       (376)
-----------------------------------------------------------------------------------------
   Increase in net
        interest income (1)                               $575          $456      $1,031
=========================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Rate and volume variances.

-----------------------------------------------------------------------------------------
                                                               Three months ended
                                                                 March 31, 1998
                                                           compared with three months
                                                            ended December 31, 1997
                                                -----------------------------------------
(In thousands)                                          Volume          Rate       Total
-----------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets
    and funds sold                                         ($2)          ($3)        ($5)
  Investment securities:
    Available for sale
      Taxable                                               84          (241)       (157)
      Tax-exempt (1)                                       (75)           49         (26)
    Held to maturity
      Taxable                                              100          (128)        (28)
      Tax-exempt (1)                                        62            16          78
  Loans:
    Commercial (1)                                        (627)         (419)     (1,046)
    Real estate construction                              (262)          124        (138)
    Real estate residential                                 74            63         137
    Consumer                                              (205)         (139)       (344)
-----------------------------------------------------------------------------------------
      Total decrease in loans (1)                       (1,020)         (371)     (1,391)
-----------------------------------------------------------------------------------------
Total decrease in interest and
    fee income (1)                                        (851)         (678)     (1,529)
-----------------------------------------------------------------------------------------
Increase (decrease) in
  interest expense
  Deposits:
    Savings/interest-bearing                              (208)         (409)       (617)
    Time less than $ 100,000                              (305)          (59)       (364)
    Time $ 100,000 or more                                  59           (13)         46
-----------------------------------------------------------------------------------------
     Total decrease in
       interest-bearing deposits                          (454)         (481)       (935)
  Funds purchased                                          751           102         853
  Debt financing and
    notes payable                                          (95)           39         (56)
-----------------------------------------------------------------------------------------
     Total increase (decrease)
       in interest expense                                 202          (340)       (138)
-----------------------------------------------------------------------------------------
   Decrease in net
      interest income (1)                              ($1,053)        ($338)    ($1,391)
=========================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $1.4 million for loan losses for the first quarter of 1998, compared to $3.6 million for the same period in 1997 and unchanged from the previous quarter. The first quarter of 1997 provision includes $2.5 million recorded by ValliCorp prior to the Merger, conforming to upgraded credit standards and workout strategies for loans and properties. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.

-----------------------------------------------------------------------------------------
                                                                For the three months ended
                                                               March 31,     December 31,
                                                        ---------------------  ------------
(In millions)                                             1998          1997        1997
-----------------------------------------------------------------------------------------
Deposit account fees                                     $4.98         $5.35       $5.03
Merchant credit card                                      0.63          0.99        0.79
Mortgage banking income                                   0.45          0.34        0.41
Financial services
  commissions                                             0.32          0.19        0.37
Trust fees                                                0.16          0.11        0.12
Other non-interest income                                 2.45          2.81        2.25
-----------------------------------------------------------------------------------------
  Total                                                  $8.99         $9.79       $8.97
=========================================================================================

The $800 thousand decrease in non-interest income during the first quarter of 1998 compared to the first quarter of 1997, included $370 thousand lower deposit account fees principally due to increased demand deposit balances and account runoff after the Merger, and $360 thousand lower merchant credit card income. Partially offsetting these changes, mortgage banking income was $110 thousand higher than the first quarter of 1998 mainly due to higher refinancing volume, financial services commissions were $130 thousand higher than the first quarter of 1997 resulting from increased share of fees earned by the agent managing certain investments of the Company's customers, and trust fees were $50 thousand higher than the comparable period of the prior year including higher fees from increased personal and retirement plan business. In addition, lower net gains realized on asset sales were the major contributor to the decrease in the other non-interest income category.

Comparing the first three months of 1998 to the fourth quarter in 1997, non-interest income increased $20 thousand. The largest contributors to this variance are lower merchant credit card income, lower deposit account fees mostly due to fewer number of days in the current quarter and lower financial services commissions principally due to lower sales volume. Partially offsetting these changes, mortgage banking income increased from the previous quarter due to higher refinancing volume and trust fees were higher due to increased court fees assigned to the Company recognized during the first quarter of 1998. The increase in the other non-interest income category is principally due to gains realized on sales of property acquired in satisfaction of debt.


Non-interest expense

The following table summarizes the components of non-interest expense for the periods indicated.

-----------------------------------------------------------------------------------------
                                                                For the three months ended
                                                               March 31,     December 31,
                                                        ---------------------  ------------
(In millions)                                             1998          1997        1997
-----------------------------------------------------------------------------------------
Salaries and incentives                                  $9.91        $11.47      $10.06
Other personnel                                           3.27          3.25        2.65
Occupancy                                                 2.90          7.59        3.10
Equipment                                                 1.85          2.40        1.93
Data processing services                                  1.33          1.56        1.44
Professional fees                                         0.49          2.96        0.48
Courier service                                           0.89          0.81        0.93
Stationery and supplies                                   0.41          0.60        0.54
Postage                                                   0.56          0.57        0.55
Loan expense                                              0.31          0.48        0.38
Advertising/public relations                              0.29          0.59        0.45
Merchant credit card                                      0.25          0.50        0.33
Operational losses                                        0.27          0.30        0.45
Other real estate owned and
 property held for sale                                  (0.08)         0.59        0.19
Other non-interest expense                                2.69          2.90        2.45
-----------------------------------------------------------------------------------------
Total                                                   $25.34        $36.57      $25.93
=========================================================================================

During the first quarter of 1998, non-interest expense decreased $11.23 million from the first quarter of 1997, reflecting the effect of operation consolidations, efficiencies achieved and branch closures as a result of the Merger. The decrease affected all categories of non-interest expense, with the exception of other personnel, which included an increase in an incentive compensation program tied to the market price of the Company's common stock, and courier services expense. The largest variance from the first quarter of 1997 was occupancy costs, $4.69 million lower, principally due to facilities closures (including branches) after the Merger and asset write-offs recognized by ValliCorp prior to the Merger. Other significant variances from the first quarter of 1997 include $2.47 million lower professional fees mainly due to reduced investment banker fees, and salaries and incentives, lower by $1.56 million, as the first quarter of 1997 included one-time restructuring costs at ValliCorp prior to the Merger and the Company experienced a reduction of 377 full-time equivalent staff from the first quarter 1997 average. In addition, other real estate and expenses related to properties held for sale decreased $670 thousand from prior year, furniture and equipment costs decreased $550 thousand mainly due to branch closures and write-offs, and advertising and public relations costs decreased $300 thousand as the first quarter of 1997 included additional expenses in preparation for the Merger. Other expense reductions from the first quarter of 1997 can be seen in data processing, merchant credit card, loan expense, stationery and supplies and operational losses.

Comparing the first quarter of 1998 with the fourth quarter of 1997, non-interest expense decreased $590 thousand. Occupancy and equipment costs were lower by $200 thousand and $80 thousand, respectively, including lower rent expense net of rental income, lower utilities costs, moving expenses and lower repairs and maintenance expenses partially offset by higher janitorial expenses and property taxes. Other real estate owned and property held for sale related costs decreased $270 thousand due to lower write-downs net of gains on sales, and operational losses were $180 thousand lower than the prior quarter principally due to reduced sundry losses. In addition, marketing related and stationery and supplies costs were $160 thousand and $130 thousand, respectively, lower than the fourth quarter of 1997. These decreases were primarily due to lower advertising, business development and marketing research costs and lower printing and purchases of inventory supplies. Other reduced non-interest expense categories include data processing and courier services, loan related expenses and merchant credit card costs.

Provision for Income Tax

During the first quarter of 1998, the Company recorded income tax expense of $9.1 million compared to $4.7 million and $9.8 million, respectively, in the first and fourth quarters of 1997. The 1998 provision represents an effective tax rate of 33.4 percent, compared to 33.5 percent and 34.8 percent, respectively, for the first and fourth quarters of 1997. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of non-tax deductible expenses in connection with mergers and acquisitions. Actual tax rates include the effect of non-taxable interest income and other allowable deductions.


Asset Quality

The Company closely monitors the markets in which it conducts its lending operations. The Company continues its strategy to control exposure to loans with high credit risk and increase diversification of earning assets into less risky investments. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all non-performing assets and potential problem loans, and receive an elevated level of attention to ensure collection. The following is a summary of classified assets on the dates indicated:

-----------------------------------------------------------------------------------------
                                                                                   At
                                                            At March 31,       December 31,
                                                     -----------------------   ------------
(In millions)                                             1998          1997        1997
-----------------------------------------------------------------------------------------
Classified loans                                         $67.8         $65.5       $67.5
Other classified assets                                    6.4           8.1         7.4
-----------------------------------------------------------------------------------------
Total classified assets                                  $74.2         $73.6       $74.9
=========================================================================================
Allowance for loan losses as a
 percentage of classified loans                             74%           78%         75%


Classified loans at March 31, 1998, increased $2.3 million or 4 percent to $67.8 million from March 31, 1997, reflecting the implementation of the Company's strict standards for loans acquired through the Merger. The increase was principally due to additions of construction, commercial and commercial real estate loans. Other classified assets decreased $1.7 million from March 31, 1997, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral. The $300 thousand increase in classified loans from December 31, 1997, was principally due to increases in construction real estate loans partially offset by reductions in commercial real estate loans.

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

The following is a summary of non-performing assets on the dates indicated:

-----------------------------------------------------------------------------------------
                                                                                   At
                                                            At March 31,       December 31,
(In millions)                                        -----------------------   ------------
                                                          1998          1997        1997
-----------------------------------------------------------------------------------------
Performing non-accrual loans                             $1.40         $2.58       $1.65
Non-performing,
   non-accrual loans                                     13.68         17.64       16.50
-----------------------------------------------------------------------------------------
   Total non-accrual loans                               15.08         20.22       18.15

Loans 90 days past due and
  still accruing                                          0.66          0.53        1.01
-----------------------------------------------------------------------------------------
  Total non-performing loans                             15.74         20.75       19.16
-----------------------------------------------------------------------------------------
Restructured loans                                          --          0.22          --
Other real estate owned                                   6.39          8.13        7.38
-----------------------------------------------------------------------------------------
 Total non-performing assets                            $22.13        $29.10      $26.54
=========================================================================================
Allowance for loan losses
  as a percentage of
  non-performing loans                                     319%          243%        264%

Performing non-accrual loans decreased $1.18 million to $1.40 million at March 31, 1998, from $2.58 million at March 31, 1997 and decreased $250 thousand from $1.65 million outstanding at December 31, 1997. Non-performing non-accrual loans of $13.68 million at March 31, 1998, decreased $3.96 million and $2.82 million from March 31 and December 31, 1997, respectively, mainly due to payoffs and write-offs of loans with real estate collateral and commercial loans. The $1.74 million and $990 thousand decreases in other real estate owned balances from March
31 and December 31, 1997, respectively, were due to liquidations, write-downs and sales net of additions from non-accrual loans with real estate collateral.

The amount of gross interest income that would have been recorded for non-accrual loans for the three months ended
March 31, 1998, if all such loans had been current in accordance with their original terms, was $337 thousand compared to $172 thousand during the first three months of 1997 and $456 thousand during the fourth quarter of 1997.
The amount of interest income that was recognized on non-accrual loans from cash payments made during the three months ended March 31, 1998 totaled $148 thousand, representing a year-to-date annualized yield of 3.74 percent. This compares to $100 thousand in cash payments received during the first three months of 1997 representing an annualized yield of 2.09 percent and $53 thousand in cash payments received during the fourth quarter of 1997 yielding 1.07 percent. Total cash payments received which were applied against the book balance of non-accrual loans outstanding at March 31, 1998, totaled approximately $1.8 million.

The overall credit quality of the loan portfolio continues to be strong; however, the total non-performing assets could fluctuate from period to period. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to continue to reduce non-performing assets; however, the Company can give no assurance that additional increases in non-accrual loans will not occur in the future.


Allowance for loan losses

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $50.3 million allowance for loan losses, which constituted
2.23 percent of total loans at March 31, 1998, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:

-----------------------------------------------------------------------------------------
                                                                   Three months ended
                                                               March 31,     December 31,
                                                     -----------------------   ------------
(In millions)                                             1998          1997        1997
-----------------------------------------------------------------------------------------
Balance, beginning of period                             $50.6         $50.9       $50.8
Loan loss provision                                        1.4           3.6         1.4

Loans charged off                                         (2.9)         (4.5)       (2.9)
Recoveries of previously
   charged-off loans                                       1.2           1.0         1.3
-----------------------------------------------------------------------------------------
  Net credit losses                                       (1.7)         (3.5)       (1.6)
-----------------------------------------------------------------------------------------
Balance, end of period                                   $50.3         $51.0       $50.6
=========================================================================================
Allowance for loan losses
  as a percentage of
  non-performing loans                                    2.23%         2.27%       2.24%

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than 10 percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March 31, 1998 would not result in a fluctuation of net income exceeding 10 percent.

The Securities and Exchange Commission (SEC) has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for filings that include financial statements for fiscal periods ending after June 15, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1997 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At March 31, 1998, there were no substantial changes in the information on market risk that was disclosed in the Company's 1997 Form 10-K. At March 31, 1998 and 1997, the Company had no derivative financial instruments outstanding.

Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At March 31, 1998, investment securities available for sale totaled $986.2 million. This represents an increase of $38.1 million from March 31, 1997.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 1998 and 1997 and the proceeds from sale of loans originated for resale in 1997 were the main contributors to the cash flows from operations for such periods of $11.5 million and $28.9 million, respectively.

Cash flows are provided by and used in financing activities, primarily customer deposits, short-term borrowings from banks, extensions of long-term debt and repurchases of the Company's Common Stock. During the first three months of 1998, $65.1 million was used by financing activities, including a $64.2 million decrease in short-term borrowed funds, a $10.4 million cash outflow used for purchasing the Company's common stock and dividends paid to shareholders in the amount of $5.1 million. These uses of cash were partially offset by $11.3 million provided by an increase in deposit balances and $3.4 million resulting from the issuance of new shares of common stock, principally for stock option exercises. During the first quarter of 1997, cash used in financing activities totaled $41.5 million. Deposit balances decreased $65.6 million and repurchases of the Company's common stock and dividends paid to shareholders were $3.6 million and $2.3 million, respectively. Partially offsetting this outflow of cash, short-term borrowings increased $26.0 million and issuance of shares of common stock were $4.7 million, to meet stock option exercise requirements.

The Company uses cash flows from operating and financing activities primarily to invest in investment securities and loans. During the first three months of 1998, net repayments of loans were $6.0 million compared to $24.8 million during the same period in 1997. The Company maintained the level of its investment securities portfolio in 1998, reflected in a small decrease of $6.4 million during the first three months of 1998 in investment securities net of maturities and sales. This compares to an increase of $48.6 million during the same period of 1997.

The Company anticipates increasing its cash level from operations through the end of 1998 due to increased profitability and retained earnings. For the same period, it is anticipated that demand for loans will increase, particularly in the commercial and real estate construction categories. The growth in deposit balances is expected to follow the anticipated growth in loan balances through the end of 1998.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity which was $414.8 million at March 31, 1998, representing an increase of $30.5 million or 8 percent from March 31, 1997 and an increase of $7.6 million, or 2 percent, from December 31, 1997. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 10.9 percent at March 31, 1998, from 10.0 percent a year ago and 10.6 percent as of December 31, 1997. The ratio of Tier I capital to risk-adjusted assets was 13.03 percent at March 31, 1998, compared to 13.18 percent at March 31, 1997 and 12.82 percent at December 31, 1997. Total capital to risk-adjusted assets was
14.97 percent at March 31, 1998 compared to 15.16 percent at March 31, 1997, and 14.76 percent at December 31, 1997.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

-----------------------------------------------------------------------------------------
                                                             March 31,       December 31,
                                                       --------------------   -------------
                                                          1998          1997        1997
-----------------------------------------------------------------------------------------
Tier I Capital                                           13.03%        13.18%      12.82%
Total Capital                                            14.97%        15.16%      14.76%
Leverage ratio                                           10.18%         9.67%       9.97%

The risk-based capital ratios increased at March 31, 1998 compared to March 31 and December 31, 1997 as the increase in equity, principally due to the generation and retention of earnings, outpaced the increase in risk-weighted assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized".

Since the beginning of 1994 and through March 31, 1998, the Board of Directors of the Company authorized the repurchase of 3,252,150 shares of common stock from time to time, subject to appropriate regulatory and other accounting requirements. These purchases are made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements. Pursuant to this program, the Company acquired 246,500 shares of its common stock in the open market during the first quarter of 1998, 1,040,886 in 1997, and 1,207,800, 721,350 and 93,000 in 1996,
1995 and 1994, respectively.

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


Interim Periods

New Statements of Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Under the provisions of SFAS 130, the Company is required to report comprehensive income in its financial statements; the term comprehensive income describes the total of all components of comprehensive income including net income as well as other revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings (net income). The Company started to report comprehensive income as part of the statement of income, including other comprehensive income items added separately to net income resulting in total comprehensive income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. The Company adopted SFAS 130 as of January 1, 1998; the adoption of the statement did not have a material impact on the Company's financial statements.

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

In February, 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") which amends the disclosure requirements of Statements No. 87 "Employers' Accounting for Pensions", No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits" and No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". While SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans, it does not change the measurement of recognition of those plans. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when amended Statements No. 88 and No. 106 were issued. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                WESTAMERICA
BANCORPORATION
                                                (Registrant)



Date: May 7, 1998                               /s/ DENNIS R. HANSEN
                                                --------------------
                                                Dennis R. Hansen
                                                Senior Vice President
                                                and Controller
                                                Chief Accounting Officer

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


            (b)   Reports on Form 8-K
                  None