Form 10-Q
period 1998-06-30
WESTAMERICA BANCORPORATION
filed 1998-08-03
CIK 311094

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1998

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

                   Yes [ x ]                     No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Title  of  Class                  Shares outstanding as of July 31, 1998

Common Stock,                     42,165,413
No Par Value

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
------------------------------------------------------------------------------------------
                                                           (Unaudited)
                                                           At  June 30,   At December 31,
                                                        1998         1997            1997
------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                         $244,112     $231,007        $250,824
  Money market assets                                    250          250             250
  Investment securities available for sale           982,660      907,750       1,003,234
  Investment securities held to maturity,
    with market values of:
      $243,423 at June 30, 1998
      $232,114 at June 30, 1997
      $236,896 at December 31, 1997                  238,649      230,578         230,960
  Loans, net of allowance for loan losses of:
      $50,773 at June 30, 1998
      $50,742 at June 30, 1997
      $50,630 at December 31, 1997                 2,240,124    2,218,296       2,211,307
  Other real estate owned                              5,812        7,286           7,381
  Premises and equipment, net                         47,010       61,593          48,412
  Interest receivable and other assets               105,403       93,299          96,076
------------------------------------------------------------------------------------------
  Total assets                                    $3,864,020   $3,750,059      $3,848,444
==========================================================================================



LIABILITIES
  Deposits:
    Non-interest bearing                            $808,049     $797,618        $852,153
    Interest bearing:
      Transaction                                    523,130      524,197         554,825
      Savings                                        904,029      997,581         902,381
      Time                                           835,750      798,048         769,142
------------------------------------------------------------------------------------------
      Total deposits                               3,070,958    3,117,444       3,078,501
  Short-term borrowed funds                          277,274      151,460         264,848
  Liability for interest, taxes and
    other expenses                                    45,633       36,674          45,443
  Debt financing and notes payable                    52,500       57,500          52,500
------------------------------------------------------------------------------------------
        Total liabilities                          3,446,365    3,363,078       3,441,292

SHAREHOLDERS' EQUITY
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
       42,451 at June 30, 1998
       43,192 at June 30, 1997
       42,799 at December 31, 1997                   200,140      195,901         198,517
  Accumulated other comprehensive income:
     Unrealized gain on securities
        available for sale, net                       19,538       10,966          17,923
  Retained earnings                                  197,977      180,114         190,712
------------------------------------------------------------------------------------------
        Total shareholders' equity                   417,655      386,981         407,152
------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity      $3,864,020   $3,750,059      $3,848,444
==========================================================================================

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
------------------------------------------------------------------------------------------------
                                                     (Unaudited)                  (Unaudited)
                                                 Three months ended            Six months ended
                                                       June 30,                     June 30,
                                                  1998         1997            1998        1997
------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                          $49,219      $50,693         $98,072    $100,373
Money market assets and funds sold                  --          178              --       1,602
Investment securities:
  Available for sale
    Taxable                                     11,881       11,544          23,829      22,662
    Tax-exempt                                   2,471        2,098           4,925       3,519
  Held to maturity
    Taxable                                      1,511        1,185           2,998       2,108
    Tax-exempt                                   1,912        1,718           3,825       3,678
------------------------------------------------------------------------------------------------
    Total interest income                       66,994       67,416         133,649     133,942

INTEREST EXPENSE
Transaction deposits                             1,671        1,628           3,343       3,304
Savings deposits                                 5,995        7,072          12,133      14,171
Time deposits                                   10,417       10,362          20,393      20,675
Short-term borrowed funds                        3,345        1,857           6,368       3,862
Debt financing and notes payable                   923          997           1,841       2,007
------------------------------------------------------------------------------------------------
    Total interest expense                      22,351       21,916          44,078      44,019
------------------------------------------------------------------------------------------------
NET INTEREST INCOME                             44,643       45,500          89,571      89,923

Provision for loan losses                        1,395        1,050           2,790       4,600
------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                      43,248       44,450          86,781      85,323

NON-INTEREST INCOME
Service charges on deposit accounts              5,059        5,284          10,035      10,632
Merchant credit card                               870        1,042           1,502       2,029
Mortgage banking                                   389          376             839         720
Financial services commissions                     473          271             793         464
Trust fees                                         155          123             310         230
Other                                            2,638        2,381           5,090       5,190
------------------------------------------------------------------------------------------------
    Total non-interest income                    9,584        9,477          18,569      19,265

NON-INTEREST EXPENSE
Salaries and related benefits                   12,715       21,995          25,896      37,217
Occupancy                                        2,815        8,159           5,711      15,748
Equipment                                        1,740        4,320           3,590       6,724
Data processing                                  1,559        1,851           2,891       3,411
Professional fees                                  627        5,060           1,121       8,022
Other real estate owned                            167          249              85         841
Other                                            5,736        7,540          11,405      13,782
------------------------------------------------------------------------------------------------
    Total non-interest expense                  25,359       49,174          50,699      85,745
------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      27,473        4,753          54,651      18,843
 Provision for income taxes                      9,371        1,939          18,453       6,665
------------------------------------------------------------------------------------------------
NET INCOME                                     $18,102       $2,814         $36,198     $12,178
================================================================================================
Comprehensive income:
    Change in unrealized gain on securities
        available for sale, net                    (34)       6,649           1,598       4,868
COMPREHENSIVE INCOME                           $18,068       $9,463         $37,796     $17,046
================================================================================================
Average shares outstanding                      42,607       43,072          42,673      43,009
Diluted average shares outstanding              43,335       43,875          43,446      43,739

PER SHARE DATA
Basic earnings                                   $0.42        $0.07           $0.85       $0.28
Diluted earnings                                  0.42         0.07            0.83        0.28
Dividends paid                                    0.12         0.09            0.24        0.17

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
------------------------------------------------------------------------------------
                                                                  (Unaudited)
                                                              For the six months
                                                                ended June 30,
                                                            1998               1997
------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                               $36,198            $12,178
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            4,448              4,238
  Provision for loan losses                                2,790              4,600
  Amortization of deferred net loan (cost)/fees              (36)              (519)
  Decrease in interest income receivable                     388                968
  Increase in other assets                               (10,141)            (3,080)
  Increase (decrease) in income taxes payable              5,152             (4,123)
  Increase (decrease) in interest expense payable            897                (96)
  (Decrease) increase in other liabilities                (8,097)             6,948
  Gain on sales of investment securities                     (29)              (136)
  Net (gain) loss on sales/write down
    of equipment                                             (62)               193
  Originations of loans for resale                        (5,025)            (6,985)
  Proceeds from sale of loans
    originated for resale                                  4,180             14,650
  Net gain on sale of property acquired
       in satisfaction of debt                              (813)              (624)
  Write-down on property acquired
       in satisfaction of debt                               325                940
  Gain on sales of branches                                   --               (678)
------------------------------------------------------------------------------------
Net cash provided by operating activities                 30,175             28,474
------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net (disbursements) repayments of loans                  (33,006)             5,670
Purchases of investment securities
  available for sale                                    (154,599)          (191,274)
Purchases of investment securities
  held to maturity                                       (30,920)           (51,097)
Purchases of property, plant and equipment                (1,576)            (3,148)
Proceeds from maturity of securities
  available for sale                                     172,680            162,445
Proceeds from maturity of securities
  held to maturity                                        23,231             35,951
Proceeds from sale of securities
  available for sale                                       5,308             22,153
Proceeds from sale of property and equipment                  84              1,502
Proceeds from sale of property acquired in
   satisfaction of debt                                    4,337              3,185
------------------------------------------------------------------------------------
Net cash used in investing activities                    (14,461)           (14,613)
------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in deposits                                  (7,543)          (111,256)
Net increase (decrease) in short-term borrowings          12,426            (15,987)
Repayments of notes payable                                   --             (1,365)
Exercise of stock options/issuance of shares               4,767             10,994
Retirement of stock                                      (21,801)           (15,066)
Dividends paid                                           (10,275)            (5,351)
------------------------------------------------------------------------------------
Net cash used in financing activities                    (22,426)          (138,031)
------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                 (6,712)          (124,170)

Cash and cash equivalents at beginning of period         250,824            355,177
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $244,112           $231,007
====================================================================================
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned            $2,280               $875
  Depreciation of fixed assets charged
    against reserves                                          97                 --

Supplemental disclosure of cash flow activity:
  Unrealized gain on securities
    available for sale                                     1,614              4,950
  Interest paid for the period                            43,181             44,232
  Income tax payments for the period                      14,483             10,114

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

On January 22, 1998, the Board of Directors of the Company authorized a three-for-one stock split of the Company's common stock in which each share of the Company's common stock was converted into three shares. Consequently, all related information in this report, including exhibits, has been restated to reflect the effect of the stock split.

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County, Community Banker Services Corporation and Westamerica Commercial Credit Inc., reported second quarter 1998 net income of $18.1 million or $.42 diluted earnings per share. These results compare to net income of $2.8 million or $.07 diluted earnings per share for the second quarter of 1997.
On a year-to-date basis, the Company reported net income of $36.2 million representing $.83 diluted earnings per share, compared to $12.2 million or $.28 diluted earnings per share for the same period of 1997. Second quarter 1997 income was impacted by approximately $18.8 million pretax one-time charges ($12.8 million after tax) resulting from the merger of the Company with ValliCorp Holdings, Inc. (the "Merger").

Following is a summary of the components of net income for
the periods indicated:
---------------------------------------------------------------------------
                                      For the three         For the six
                                      months ended          months ended
                                        June 30,              June 30,
                                    -----------------     -----------------
(In millions)                        1998       1997       1998       1997
---------------------------------------------------------------------------
Net interest income*                $47.5      $47.8      $95.1      $94.4
Provision for loan losses            (1.4)      (1.1)      (2.8)      (4.6)
Non-interest income                   9.6        9.5       18.6       19.3
Non-interest expense                (25.4)     (49.2)     (50.7)     (85.7)
Provision for income taxes*         (12.2)      (4.2)     (24.0)     (11.2)
---------------------------------------------------------------------------
Net income                          $18.1       $2.8      $36.2      $12.2
===========================================================================

Average total assets             $3,772.7   $3,729.3   $3,759.6   $3,753.6
Net income (annualized) as
a percentage of average
total assets                         1.92%      0.30%      1.94%      0.65%

* Fully taxable equivalent basis (FTE)

During the second quarter of 1998, the Company's net income was $18.1 million, $15.3 million higher than the same period in 1997. Merger-related expenses incurred during the second quarter of 1997 account for the majority of the change. In addition, efficiencies were achieved after the Merger through consolidation of operations, staff reductions and other cost controls. The Company also benefited from a small increase in non-interest income, but was adversely affected by lower net interest income, due principally to lower loan yields, a higher loan loss provision and increased income taxes mainly due to higher pretax income.

Comparing the first six months of 1998 to the same period of 1997, net income increased $24.0 million. The major component of this change is the reduction in non-interest expense due to one-time pre-Merger operating costs incurred during the first six months of 1997, including additions to the loan loss provision, combined with cost reductions due to strict controls and consolidation of operations achieved after the Merger. This reduction in non-interest expense was partially offset by increased income taxes due mainly to higher pre-tax income.

Net Interest Income
-------------------
Following is a summary of the components of net interest income for the periods indicated:
---------------------------------------------------------------------------
                                      For the three         For the six
                                      months ended          months ended
                                        June 30,              June 30,
                                    -----------------     -----------------
(In millions)                        1998       1997       1998       1997
---------------------------------------------------------------------------
Interest income                     $67.0      $67.4     $133.6     $133.9
Interest expense                    (22.4)     (21.9)     (44.1)     (44.0)
FTE adjustment                        2.9        2.3        5.6        4.5
---------------------------------------------------------------------------
  Net interest income (FTE)         $47.5      $47.8      $95.1      $94.4
===========================================================================
Net interest margin (FTE)            5.49%      5.67%      5.54%      5.58%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the second quarter of 1998 decreased $300 thousand from the same period in 1997 to $47.5 million. On a year-to-date basis, 1998 net interest income increased $700 thousand from the first six months of 1997.


Interest Income
During the second quarter of 1998, interest income (FTE) increased $200 thousand from the same period in 1997 primarily due to higher volume and yields on investment securities and higher volume on loans, partially offset by lower loan yields. Investment average balances increased $63 million as increases in tax-free, asset-backed, corporate and other securities, were partially offset by reductions in short-term funds sold, U.S. Agency and Treasury securities and participation certificates. Increases in investment securities yields from the second quarter of 1997 occurred in participation certificates and U.S. Treasury securities. Loan average balances increased $12 million from prior year. Increases in targeted commercial, residential real estate and indirect consumer credits were partially offset by decreases in construction and other installment loans. Loan yields decreased from the second quarter of 1997 in almost all categories, mainly due to competitive pressures.

Comparing the first six months of 1998 with the same period of 1997, interest income (FTE) increased $800 thousand. The positive effect of higher investment securities average balances and yields was partially offset by lower average loan balances and yields. The increase in the average balance of investment securities was concentrated in asset-backed, corporate and tax-free securities, partially offset by reductions in U.S. Agency and Treasury securities, participation certificates and short-term funds sold. The total yield on investment securities increased from the first six months of 1997, as increases in participation certificates and U.S. Agency and Treasury securities were partially offset by lower yields on asset-backed, corporate and tax-free securities. Loan average balances decreased from the first six months of 1997. Consumer direct and indirect and construction average loan balances decreased from prior year, partially offset by increases in targeted commercial loans, residential real estate and personal revolving lines of credit. All categories of loan yields experienced decreases from the first six months of 1997 mainly due to competitive pressure.

Interest Expense
For the second quarter of 1998 and offsetting the increase in interest income (FTE), interest expense was $500 thousand higher than the second quarter of 1997. The higher interest expense resulted from $114 million higher average balance of higher-cost short-term borrowings to compensate for a decrease of $83 million in the average balance of lower-cost interest-bearing deposits.

On a year-to-date basis, interest expense increased $100 thousand, mainly due to a $116 million decrease in the average balance of lower-cost interest bearing deposits and a $97 million compensating increase in short-term borrowings, partially offset by the favorable effect of an increase of $14 million in interest-free demand deposit average balances.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts, minimizing the effect of adverse cyclical trends.

Net Interest Margin (FTE)
-------------------------
The following summarizes the components of the Company's net interest margin for the periods indicated:
---------------------------------------------------------------------------
                                      For the three         For the six
                                      months ended          months ended
                                        June 30,              June 30,
                                    -----------------     -----------------
                                     1998       1997       1998       1997
---------------------------------------------------------------------------
Yield on earning assets              8.08%      8.27%      8.12%      8.18%
Rate paid on interest-bearing
  liabilities                        3.47%      3.44%      3.46%      3.43%
---------------------------------------------------------------------------
  Net interest spread                4.61%      4.83%      4.66%      4.75%

Impact of all other net
  non-interest bearing funds         0.88%      0.84%      0.88%      0.83%
---------------------------------------------------------------------------
    Net interest margin              5.49%      5.67%      5.54%      5.58%
===========================================================================

During the second quarter of 1998, the Company's net interest margin of 5.49 percent was 18 basis points lower than the first quarter of 1997, as the favorable effect of higher net non-interest bearing funds was more than offset by a 19 basis point decline in earning-asset yields, mostly due to lower loan yields, and an increase of 3 basis points in the rate paid on interest-bearing liabilities.

Comparing the first six months of 1998 with the same period in the prior year, the net interest margin decreased 4 basis points. Earning-asset yields were 6 basis points lower, mainly due to lower loan yields, and the rate paid on interest-bearing liabilities increased 3 basis points as higher rates paid on short-term borrowed funds were partially offset by a reduction in deposit and debt financing rates and the favorable impact of higher non-interest bearing funds including higher demand deposit average balances.


Summary of Average Balances, Yields/Rates and Interest Differential
-------------------------------------------------------------------
The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.

Distribution of assets, liabilities and shareholders' equity:

                                               For the three months ended
                                                     June 30, 1998
---------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------

Assets
Money market assets and funds sold                 $250      $--       -- %
Investment securities:
    Taxable                                     874,032   13,392     6.15
    Tax-exempt                                  323,193    6,265     7.78
Loans:
  Commercial                                  1,420,988   32,458     9.16
  Real estate construction                       60,580    1,748    11.57
  Real estate residential                       390,855    7,004     7.19
  Consumer                                      390,561    8,942     9.18
----------------------------------------------------------------
Earning assets                                3,460,459   69,809     8.08

Other assets                                    312,268
-------------------------------------------------------
    Total assets                             $3,772,727
=======================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $768,625      $--       -- %
  Savings and interest-bearing
    transaction                               1,450,749    7,666     2.12
  Time less than $100,000                       441,214    5,578     5.07
  Time $100,000 or more                         373,126    4,839     5.20
----------------------------------------------------------------
    Total interest-bearing deposits           2,265,089   18,083     3.20
Short-term borrowed funds                       264,916    3,345     5.06
Debt financing and notes payable                 52,500      923     7.05
----------------------------------------------------------------
  Total interest-bearing liabilities          2,582,505   22,351     3.47
Other liabilities                                27,326
Shareholders' equity                            394,271
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,772,727
=======================================================
Net interest spread (1)                                              4.61 %
Net interest income and interest margin (2)              $47,458     5.49 %
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

Distribution of assets, liabilities and shareholders' equity:

                                               For the three months ended
                                                     June 30, 1997
---------------------------------------------------------------------------
(Dollars in thousands)

                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------
Assets
Money market assets and funds sold              $12,573     $178     5.68 %
Investment securities:
    Taxable                                     854,885   12,729     5.97
    Tax-exempt                                  266,089    5,450     8.22
Loans:
  Commercial                                  1,372,867   31,903     9.32
  Real estate construction                       91,106    2,476    10.90
  Real estate residential                       359,881    7,116     7.93
  Consumer                                      426,632    9,883     9.29
----------------------------------------------------------------
Earning assets                                3,384,033   69,735     8.27

Other assets                                    345,303
-------------------------------------------------------
    Total assets                             $3,729,336
=======================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $768,157      $--       -- %
  Savings and interest-bearing
    transaction                               1,543,980    8,700     2.26
  Time less than $100,000                       482,560    6,124     5.09
  Time $100,000 or more                         321,950    4,238     5.28
----------------------------------------------------------------
    Total interest-bearing deposits           2,348,490   19,062     3.26
Short-term borrowed funds                       150,857    1,857     4.94
Debt financing and notes payable                 58,126      997     6.88
----------------------------------------------------------------
  Total interest-bearing liabilities          2,557,473   21,916     3.44
Other liabilities                                28,519
Shareholders' equity                            375,187
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,729,336
=======================================================
Net interest spread (1)                                              4.83 %
Net interest income and interest margin (2)              $47,819     5.67 %
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

Distribution of assets, liabilities and shareholders' equity:

                                                For the six months ended
                                                     June 30, 1998
---------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------
Assets
Money market assets and funds sold                 $250      $--       -- %
Investment securities:
    Taxable                                     875,568   26,827     6.18
    Tax-exempt                                  321,649   12,448     7.80
Loans:
  Commercial                                  1,414,118   64,563     9.21
  Real estate construction                       62,708    3,656    11.76
  Real estate residential                       378,887   13,791     7.34
  Consumer                                      391,800   17,891     9.21
----------------------------------------------------------------
Earning assets                                3,444,980  139,176     8.12

Other assets                                    314,632
-------------------------------------------------------
    Total assets                             $3,759,612
=======================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $772,971      $--       -- %
  Savings and interest-bearing
    transaction                               1,456,459   15,476     2.14
  Time less than $100,000                       445,418   11,108     5.03
  Time $100,000 or more                         355,165    9,285     5.27
----------------------------------------------------------------
    Total interest-bearing deposits           2,257,042   35,869     3.20
Short-term borrowed funds                       255,447    6,368     5.03
Debt financing and notes payable                 52,500    1,841     7.07
----------------------------------------------------------------
  Total interest-bearing liabilities          2,564,989   44,078     3.46
Other liabilities                                29,935
Shareholders' equity                            391,717
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,759,612
=======================================================
Net interest spread (1)                                              4.66 %
Net interest income and interest margin (2)              $95,098     5.54 %
===========================================================================

(1) Net interest spread represents the average yield earned on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity:

                                               For the six months ended
                                                    June 30, 1997
---------------------------------------------------------------------------
(Dollars in thousands)
                                                        Interest    Rates
                                               Average   income/  earned/
                                                balance  expense     paid
---------------------------------------------------------------------------
Assets
Money market assets and funds sold              $58,811   $1,602     5.49 %
Investment securities:
    Taxable                                     842,958   24,770     5.93
    Tax-exempt                                  260,273   10,375     8.04
Loans:
  Commercial                                  1,362,806   62,305     9.22
  Real estate construction                       96,131    5,085    10.67
  Real estate residential                       357,465   14,315     8.08
  Consumer                                      433,976   19,994     9.29
----------------------------------------------------------------
Earning assets                                3,412,420  138,446     8.18

Other assets                                    341,138
-------------------------------------------------------
    Total assets                             $3,753,558
=======================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $759,253      $--       -- %
  Savings and interest-bearing
    transaction                               1,561,912   17,475     2.26
  Time less than $100,000                       488,836   12,276     5.06
  Time $100,000 or more                         322,121    8,399     5.26
----------------------------------------------------------------
    Total interest-bearing deposits           2,372,869   38,150     3.24
Short-term borrowed funds                       158,591    3,862     4.91
Debt financing and notes payable                 58,300    2,007     6.94
----------------------------------------------------------------
  Total interest-bearing liabilities          2,589,760   44,019     3.43
Other liabilities                                28,436
Shareholders' equity                            376,109
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,753,558
=======================================================
Net interest spread (1)                                              4.75 %
Net interest income and interest margin (2)              $94,427     5.58 %
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

--------------------------------------------------------------------------
(In thousands)                                     Three months ended
                                                     June 30, 1998
                                               compared with three months
                                                   ended June 30, 1997
                                               ---------------------------
                                                 Volume     Rate    Total
--------------------------------------------------------------------------

Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold               ($88)    ($90)   ($178)
  Investment securities:
      Taxable                                       289      374      663
      Tax-exempt                                  1,086     (271)     815
  Loans:
    Commercial                                    1,081     (526)     555
    Real estate construction                       (892)     164     (728)
    Real estate residential                       1,257   (1,369)    (112)
    Consumer                                       (827)    (114)    (941)
--------------------------------------------------------------------------
      Total increase (decrease)
          in loans                                  619   (1,845)  (1,226)
--------------------------------------------------------------------------
Total increase (decrease) in
  interest and fee income                         1,906   (1,832)      74
--------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                       (509)    (525)  (1,034)
    Time less than $100,000                        (523)     (23)    (546)
    Time $100,000 or more                           663      (62)     601
--------------------------------------------------------------------------
     Total decrease in
          interest-bearing deposits                (369)    (610)    (979)
--------------------------------------------------------------------------
Short-term borrowed funds                         1,439       49    1,488
Debt financing and notes payable                   (100)      26      (74)
--------------------------------------------------------------------------
    Total increase (decrease) in
          interest expense                          970     (535)     435
--------------------------------------------------------------------------
   Increase (decrease) in
        net interest income (1)                    $936  ($1,297)   ($361)
==========================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Rate and volume variances.
--------------------------------------------------------------------------
(In thousands)                                      Six months ended
                                                     June 30, 1998
                                                compared with six months
                                                   ended June 30, 1997
                                               ---------------------------
                                                 Volume     Rate    Total
--------------------------------------------------------------------------

Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold              ($799)   ($803) ($1,602)
  Investment securities:
      Taxable                                       978    1,079    2,057
      Tax-exempt                                  2,365     (292)   2,073
  Loans:
    Commercial                                    2,343      (85)   2,258
    Real estate construction                     (2,024)     595   (1,429)
    Real estate residential                       1,008   (1,532)    (524)
    Consumer                                     (1,927)    (176)  (2,103)
--------------------------------------------------------------------------
      Total decrease in loans                      (600)  (1,198)  (1,798)
--------------------------------------------------------------------------
Total increase (decrease) in
    interest and fee income                       1,944   (1,214)     730
--------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                     (1,146)    (853)  (1,999)
    Time less than $100,000                      (1,083)     (85)  (1,168)
    Time $100,000 or more                           864       22      886
--------------------------------------------------------------------------
     Total decrease in
         interest-bearing deposits               (1,365)    (916)  (2,281)
--------------------------------------------------------------------------
Short-term borrowed funds                         2,413       93    2,506
Debt financing and notes payable                   (204)      38     (166)
--------------------------------------------------------------------------
     Total increase (decrease) in
        interest expense                            844     (785)      59
--------------------------------------------------------------------------
   Increase (decrease) in
      net interest income                        $1,100    ($429)    $671
==========================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses
-------------------------
The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $1.4 million for loan losses in the second quarter of 1998, $300 thousand higher than the same period of 1997 and unchanged from the previous quarter. On a year-to-date basis, the $2.8 million 1998 provision was $1.8 million lower than the first six months in 1997, mainly because the first quarter of 1997 provision included $2.5 million recorded by ValliCorp prior to the Merger, conforming to upgraded credit standards and workout strategies for loans and properties. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Non-interest Income
-------------------
The following table summarizes the components of non-interest income for the periods indicated.
-----------------------------------------------------------------------
                                  For the three         For the six
                                  months ended          months ended
                                    June 30,              June 30,
                                -----------------     -----------------
(In millions)                    1998       1997       1998       1997
-----------------------------------------------------------------------
Deposit account fees            $5.06      $5.28     $10.04     $10.63
Merchant credit card             0.87       1.04       1.50       2.03
Mortgage banking income          0.39       0.38       0.84       0.72
Financial services
  commissions                    0.47       0.27       0.79       0.46
Trust fees                       0.16       0.12       0.31       0.23
Other non-interest income        2.63       2.39       5.09       5.20
-----------------------------------------------------------------------
  Total                         $9.58      $9.48     $18.57     $19.27
=======================================================================

The $100 thousand increase in non-interest income during the second quarter of 1998 compared to the second quarter of 1997, was comprised of higher net gains on asset sales, included in the other non-interest income category, $200 thousand higher financial services commissions resulting from increased sales and a higher share of fees earned by the agent managing certain investments of the Company's customers, and $40 thousand higher trust fees mainly due to increased personal and retirement plan business. Partially offsetting these changes, deposit account fees were $220 thousand lower than the second quarter of 1997, principally due to account runoff after the Merger and merchant credit card income was $170 thousand lower than prior year.

Comparing the first six months of 1998 to the same period of 1997, non-interest income decreased $700 thousand. The largest contributors to this variance are $590 thousand lower deposit account fees, mostly due to account runoff after the Merger, and $530 thousand lower merchant credit card income. In addition, other non-interest income was $110 thousand lower than the first six months of 1997 mainly due to lower asset sales. Partially offsetting these changes, financial services commissions were $330 thousand higher than prior year primarily due to higher sales volume and increased third-party asset management fees, mortgage banking income was $120 thousand higher mainly due to higher refinancing volume, and trust fees were $80 thousand higher due to increased personal and retirement plan business and higher court fees assigned to the Company during the first quarter of 1998.

Non-interest Expense
--------------------
The following table summarizes the components of non-interest expense for the periods indicated.
---------------------------------------------------------------------------
                                      For the three         For the six
                                      months ended          months ended
                                        June 30,              June 30,
                                    -----------------     -----------------
(In millions)                        1998       1997       1998       1997
---------------------------------------------------------------------------
Salaries and employee benefits     $12.72     $22.00     $25.90     $37.22
Occupancy                            2.82       8.16       5.71      15.75
Equipment                            1.74       4.32       3.59       6.72
Data processing services             1.56       1.85       2.89       3.41
Courier service                      0.88       0.78       1.77       1.60
Professional fees                    0.63       5.06       1.12       8.02
Postage                              0.50       0.70       1.06       1.28
Stationery and supplies              0.50       0.78       0.91       1.39
Loan expense                         0.42       0.45       0.72       0.93
Advertising/public relations         0.39       0.45       0.68       1.04
Operational losses                   0.28       0.23       0.55       0.53
Merchant credit card                 0.29       0.48       0.54       0.99
Other real estate owned and
  property held for sale             0.17       0.25       0.09       0.84
Other non-interest expense           2.46       3.66       5.17       6.03
---------------------------------------------------------------------------
Total                              $25.36     $49.17     $50.70     $85.75
===========================================================================

During the second quarter of 1998, non-interest expense decreased $23.81 million from the second quarter of 1997, as the 1997 period included $18.8 million in one-time Merger costs, and reflecting the effect of operation consolidations, efficiencies achieved and branch closures after the Merger. The decrease affected all categories of non-interest expense, with the exception of small increases in courier services expense and operational losses. The largest variance from the second quarter of 1997 was salaries and employee benefits expense, $9.28 million lower, as 1997 included one-time restructuring costs after the Merger combined with a reduction of 176 full-time equivalent staff from the 1997 second quarter 1997 average. Other large variances from the same period of 1997 include occupancy expenses, $5.34 million lower, principally due to facilities closures after the Merger and asset write-offs recognized by ValliCorp prior to the Merger; professional fees, $4.43 million lower, due to reduced legal, consultant and investment banker fees; and equipment expenses, $2.58 million lower, mainly due to branch closures and write-offs effected in 1997 related to the Merger. In addition, other expense reductions from the second quarter of 1997 can be seen in data processing, stationery and supplies, postage, merchant credit card, other real estate owned, advertising and public relations and loan related expenses, primarily due to higher costs incurred in 1997 in preparation for and as a result of the Merger.

Comparing the first six months of 1998 with the comparable period in 1997, non-interest expense decreased $35.05 million. The reasons listed above for the changes between the second quarter of 1998 and the second quarter of 1997, are similar to those explaining the changes between the first six months of both years, with the addition of certain items included in the first quarter of 1997, also related to the ValliCorp Merger, such as higher employee-related, professional fees, occupancy and furniture and equipment costs primarily due to compensation settlements and higher branch restructuring costs at ValliWide Bank prior to the merger with and into Westamerica Bank.


Provision for Income Tax
------------------------
During the second quarter of 1998, the Company recorded income tax expense of $9.4 million compared to $1.9 million in the second of 1997. On a year-to-date basis, income tax expense was $18.5 million for 1998 compared to $6.7 million in 1997. The provisions recorded for the second quarter and first six months of 1998 represent effective tax rates of 34.1 percent and 33.8 percent, respectively, compared to 40.8 percent and 35.4 percent, respectively, for the comparable periods of 1997. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of non-tax deductible expenses in connection with mergers and acquisitions. Actual tax rates include the effect of non-taxable interest income and other allowable deductions.

Asset Quality
-------------
The Company closely monitors the markets in which it conducts its lending operations. The Company continues its strategy to control exposure to loans with high credit risk and increase diversification of earning assets into less risky investments. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all non-performing assets and potential problem loans, and receive an elevated level of attention to ensure collection.

The following is a summary of classified assets on the dates indicated:
--------------------------------------------------------------------
                                                          At
                                       At June 30,    December 31,
                                     ---------------  ------------
(In millions)                        1998      1997            1997
--------------------------------------------------------------------
Classified loans                    $56.6     $74.1           $67.5
Other classified assets               5.8       7.3             7.4
--------------------------------------------------------------------
Total classified assets             $62.4     $81.4           $74.9
====================================================================
Allowance for loan losses as a
 percentage of classified loans        90%       68%             75%

Classified loans at June 30, 1998, decreased $17.5 million or 24 percent to $56.6 million from June 30, 1997, reflecting the implementation of the Company's strict standards for loans acquired through the Merger. The decrease was principally due to reductions of commercial and commercial real estate loans. Other classified assets decreased $1.5 million from June 30, 1997, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral. The $10.9 million decrease in classified loans from December 31, 1997, was principally due to reductions in commercial loans with real estate collateral. The $1.6 million reduction in other classified assets from December 31, 1997, was mainly due to sales and write-downs of other real estate owned properties.

Non-performing Assets
---------------------
Non-performing assets include non-accrual loans, loans 90 days past due as to principal or interest and still accruing and other real estate owned. Loans are placed on non-accrual status when reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. In addition, loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing non-accrual" and are included in total non-performing assets. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

The following is a summary of non-performing assets on the dates indicated:
--------------------------------------------------------------------
                                                            At
                                        At June 30,    December 31,
                                    ----------------  -------------
(In millions)                        1998      1997            1997
--------------------------------------------------------------------
Performing non-accrual loans        $1.90     $9.39           $1.65
Non-performing, non-accrual loans    6.64     11.40           16.50
--------------------------------------------------------------------
   Total non-accrual loans           8.54     20.79           18.15

Loans 90 days past due and
  still accruing                     0.48      0.55            1.01
--------------------------------------------------------------------
  Total non-performing loans         9.02     21.34           19.16
--------------------------------------------------------------------
Restructured loans                     --      0.22              --
Other real estate owned              5.81      7.29            7.38
--------------------------------------------------------------------
 Total non-performing assets       $14.83    $28.85          $26.54
====================================================================
Allowance for loan losses as a
 percentage of non-performing loans  563%      235%            264%

Performing non-accrual loans decreased $7.49 million to $1.90 million at June 30, 1998, from $9.39 million at June 30,1997 and increased $250 thousand from $1.65 million outstanding at December 31, 1997. Non-performing, non-accrual loans of $6.64 million at June 30, 1998, decreased $4.76 million and $9.86 million from June 30 and December 31, 1997, respectively, mainly due to payoffs and write-offs of loans with real estate collateral and commercial loans. The $1.48 million and $1.57 million decreases in other real estate owned balances from June 30 and December 31, 1997, respectively, were due to liquidations, write-downs and sales net of additions of non-accrual loans with real estate collateral.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and six months ended June 30, 1998, if all such loans had been current in accordance with their original terms, was $226 thousand and $563 thousand, respectively, compared to $495 thousand and $667 thousand, respectively, for the comparable periods in 1997.

The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and six months ended June 30, 1998, totaled $130 thousand and $278 thousand, respectively, representing second quarter and year-to-date annualized yields of 5.34 percent and 4.35 percent, respectively. This compares to $120 thousand and $220 thousand, respectively, for the same periods in 1997, representing annualized yields of 2.45 percent and 3.28 percent. Total cash payments received which were applied against the book balance of non-accrual loans outstanding at June 30, 1998, totaled approximately $727 thousand.

The overall credit quality of the loan portfolio continues to be strong and improving; however, the total non-performing assets could fluctuate from period to period. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain the level of non-performing assets; however, the Company can give no assurance that additional increases in non-accrual loans will not occur in the future.

Allowance for Loan Losses
-------------------------
The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $50.8 million allowance for loan losses, which constituted 2.22 percent of total loans at June 30, 1998, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:
-------------------------------------------------------------------------------
                                         For the three           For the six
                                         months ended            months ended
                                           June 30,                June 30,
                                      ----------------       ------------------
(In millions)                        1998      1997            1998       1997
-------------------------------------------------------------------------------
Balance, beginning                  $50.3     $51.0           $50.6      $50.9
  of period
Loan loss provision                   1.4       1.1             2.8        4.6

Loans charged off                    (1.9)     (2.3)           (4.7)      (6.7)
Recoveries of previously
   charged-off loans                  1.0       0.9             2.1        1.9
-------------------------------------------------------------------------------
  Net credit losses                  (0.9)     (1.4)           (2.6)      (4.8)
-------------------------------------------------------------------------------
Balance, end of period              $50.8     $50.7           $50.8      $50.7
===============================================================================
Allowance for loan losses
  as a percentage
  of loans outstanding               2.22%     2.24%

Asset and Liability Management
------------------------------
The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than 10 percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 1998 would not result in a fluctuation of net income exceeding 10 percent.

The Securities and Exchange Commission (SEC) has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for filings that include financial statements for fiscal periods ending after June 15, 1997. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1997 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At June 30, 1998, there were no substantial changes in the information on market risk that was disclosed in the Company's 1997 Form 10-K. At June 30, 1998 and 1997, the Company had no derivative financial instruments outstanding.

Liquidity
---------
The Company's principal source of asset liquidity is marketable investment securities available for sale. At June 30, 1998, investment securities available for sale totaled $982.7 million. This represents an increase of $74.9 million from June 30, 1997.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 1998 and 1997 and the proceeds from sale of loans originated for resale in 1997 were the main contributors to the cash flows from operations for such periods of $30.2 million and $28.5 million, respectively.

Cash flows are provided by and used in financing activities, primarily customer deposits, short-term borrowings from banks, extensions of long-term debt and repurchases of the Company's Common Stock. During the first six months of 1998, $22.4 million was used by financing activities, including a $7.5 million decrease in deposits and cash outflows used for repurchasing the Company's common stock and dividends paid to shareholders of $21.8 million and $10.3 million, respectively. These uses of cash were partially offset by $12.4 million provided by an increase in short-term borrowings and $4.8 million resulting from the issuance of new shares of common stock, principally for stock option exercises. During the first six months of 1997, cash used in financing activities totaled $138.0 million. Deposit balances decreased $111.3 million, short-term borrowings decreased $16.0 million and repurchases of the Company's common stock and dividends paid to shareholders were $15.1 million and $5.4 million, respectively. Partially offsetting this outflow of cash, issuance of new shares of common stock were $11.0 million, primarily due to meet stock option exercise requirements.

The Company uses cash flows from operating and financing activities primarily to invest in investment securities and loans. Following the Company's strategy to increase balances in its loan portfolio, during the first six months of 1998 net disbursements of loans were $33.0 million, compared to repayments of $5.7 million during the same period in 1997. The Company moderately increased its investment securities portfolio in 1998, reflected in an increase of $15.7 million during the first six months of 1998 in investment securities net of maturities and sales. This compares to an increase of $21.8 million during the same period of 1997.

The Company anticipates increasing its cash level from operations through the end of 1998 due to increased profitability and retained earnings. For the same period, it is anticipated that demand for loans will continue to increase, particularly in the commercial and real estate construction categories. The growth in deposit balances is expected to follow the anticipated growth in loan balances through the end of 1998.



Capital Resources
-----------------
The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $417.7 million at June 30, 1998, representing an increase of $30.7 million or 8 percent from June 30, 1997, and an increase of $10.5 million, or 3 percent, from December 31, 1997. As a result of the Company's profitability and the retention of earnings, the ratio of equity to total assets increased to 10.8 percent at June 30, 1998, from 10.3 percent a year ago and 10.6 percent as of December 31, 1997. The ratio of Tier I capital to risk-adjusted assets was 12.91 percent at June 30, 1998, compared to 12.68 percent at June 30, 1997, and 12.82 percent at December 31, 1997. Total capital to risk-adjusted assets was 14.83 percent at June 30, 1998, compared to 14.64 percent at June 30, 1997, and 14.76 percent at December 31, 1997.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
---------------------------------------------------------------------
                                        June 30,        December 31,
                                  --------------------  -------------
                                    1998          1997          1997
---------------------------------------------------------------------
Tier I Capital                     12.91%        12.68%        12.82%
Total Capital                      14.83%        14.64%        14.76%
Leverage ratio                     10.20%         9.67%         9.97%

The risk-based capital ratios increased at June 30, 1998, compared to June 30 and December 31, 1997, as the increase in equity, principally due to the generation and retention of earnings, outpaced the increase in risk-weighted assets. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized".

Since the beginning of 1994 and through June 30, 1998, the Board of Directors of the Company has authorized the repurchase of 6,252,150 shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 496,000 shares of its common stock in the open market during the first six months of 1998, 1,040,886 in 1997, and 1,207,800, 721,350 and 93,000 in 1996, 1995 and 1994, respectively.
So far, these repurchases have been made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition of these systematic repurchases, a new plan to repurchase the Company's shares of common stock (the "Program") was approved by the Board of Directors on June 25, 1998. The open-ended Program states that, as conditions warrant, the Company is authorized to purchase up to an aggregate of 3 million shares of its outstanding shares of common stock. This amount represents up to about 7 percent of the Company's outstanding shares of common stock. Under the provisions of the Program, the Company could purchase these shares from time to time through open market and privately negotiated transactions. The timing of the purchases and the exact number of shares to be purchased will depend on market conditions. The Company's strong capital position and healthy profitability contributed to the initiation of this Program, which is being implemented to optimize the Company's use of equity capital and enhance shareholder value.

Year 2000 Compliance
--------------------
The Company has undertaken a major project to ensure that its internal operating systems will be fully capable of processing Year 2000 transactions. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in late 1997. The second phase, expected to be accomplished by the end of 1998, will be to execute those renovation plans and begin testing systems by simulating Year 2000 data conditions. Testing and implementation is planned to be completed during the first half of 1999.

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

As well as evaluating its own internal operating systems, the Company has also inquired with its major customers and suppliers as to their ability to meet Year 2000 requirements.

Interim Periods
---------------
In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting operation.
SFAS 133 is effective for all fiscal quarters of fiscal years beginning June 15, 1999, with early application encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. SFAS 133 should not be applied retroactively to financial statements of prior periods.
The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial condition.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    WESTAMERICA BANCORPORATION
                                    (Registrant)



Date: August 3, 1998                /s/ DENNIS R. HANSEN
                                    --------------------
                                    Dennis R. Hansen
                                    Senior Vice President
                                    and Controller
                                    Chief Accounting Officer

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

            None

        Item 3 - Defaults upon Senior Securities

            None

        Item 4 - Submission of Matters to a Vote of Security Holders

            Proxies for the Annual Meeting of shareholders held on April 21, 1998, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 33,065,843 shares of the Common Stock of the Company, out of 42,687,270 shares outstanding, were present at the meeting. The following matters were submitted to a vote of the shareholders:

            1.- Election of directors:
                                                        Withheld/
                                                 For    Exceptions
                                                ------     ------
                Etta Allen                   32,848,667   217,176
                Louis E. Bartolini           32,776,488   289,355
                Don Emerson                  32,768,915   296,928
                Louis H. Herwaldt            32,908,231   157,612
                Arthur C. Latno, Jr.         32,897,442   168,401
                Patrick D. Lynch             32,820,504   245,339
                Catherine C. MacMillan       32,786,209   279,634
                Patrick J. Mon Pere          32,906,532   159,311
                Ronald A. Nelson             32,912,872   152,971
                Carl R. Otto                 32,917,532   148,311
                David L. Payne               32,845,999   219,844
                Michael J. Ryan              32,767,711   298,132
                Edward B. Sylvester          32,891,977   173,866

            2.- Ratification of independent certified public accountant firm.
                A proposal to ratify the selection of KPMG Peat Marwick LLP as independent certified public accountants for the Company for 1997.

                       For     : 32,760,389
                       Against :     26,254
                       Abstain :    279,200

        Item 5 - Other Information

                None

        Item 6 - Exhibits and Reports on Form 8-K

            (a) Exhibit 11: Computation of Earnings Per Share on Common
                            and Common Equivalent Shares and on Common
                            Shares Assuming Full Dilution

            (b) Exhibit 27 : Financial Data Schedule


            (c) Reports on Form 8-K
                On July 7, 1998, the Company filed a Report on Form 8-K in connection with an open-ended stock repurchase plan whereby the Company was authorized to repurchase, as conditions warrant, up to an aggregate of 3,000,000 shares of its common stock through open market and privately negotiated transactions.