Form 10-Q
period 1998-09-30
WESTAMERICA BANCORPORATION
filed 1998-11-13
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 1998

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

Title of Class

Common Stock,
No Par Value


Shares outstanding as of November 5, 1998

 40,410,136

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
---------------------------
(In thousands)
------------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                       At  September 30,   At December 31,
                                                      1998            1997           1997
------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                       $203,423        $246,485       $250,824
  Money market assets                                  250             250            250
  Investment securities available for sale       1,020,235         974,149      1,003,234
  Investment securities held to maturity,
    with market values of:
      $249,694 at September 30, 1998
      $237,497 at September 30, 1997
      $236,896 at December 31, 1997                241,803         234,731        230,960
  Loans, net of allowance for loan losses of:
      $51,124 at September 30, 1998
      $50,764 at September 30, 1997
      $50,630 at December 31, 1997               2,244,939       2,205,658      2,211,307
  Other real estate owned                            5,247           6,019          7,381
  Premises and equipment, net                       45,882          53,336         48,412
  Interest receivable and other assets             100,767          96,267         96,076
------------------------------------------------------------------------------------------
       Total assets                             $3,862,546      $3,816,895     $3,848,444
==========================================================================================



LIABILITIES
  Deposits:
    Non-interest bearing                          $811,040        $803,040       $852,153
    Interest bearing:
      Transaction                                  537,279         531,771        554,825
      Savings                                      896,219         962,751        902,381
      Time                                         832,504         807,614        769,142
------------------------------------------------------------------------------------------
      Total deposits                             3,077,042       3,105,176      3,078,501
  Short-term borrowed funds                        302,222         205,476        264,848
  Liability for interest, taxes and
    other expenses                                  54,673          49,690         45,443
  Debt financing and notes payable                  52,500          57,500         52,500
------------------------------------------------------------------------------------------
        Total liabilities                        3,486,437       3,417,842      3,441,292
------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
       40,494 at September 30, 1998
       43,100 at September 30, 1997
       42,799 at December 31, 1997                 191,127         196,994        198,517
  Accumulated other comprehensive income:
     Unrealized gain on securities
        available for sale, net                     23,884          14,609         17,923
  Retained earnings                                161,098         187,450        190,712
------------------------------------------------------------------------------------------
        Total shareholders' equity                 376,109         399,053        407,152
------------------------------------------------------------------------------------------
       Total liabilities and
          shareholders' equity                  $3,862,546      $3,816,895     $3,848,444
==========================================================================================

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------
(In thousands, except per share data)
----------------------------------------------------------------------------------------
                                             (Unaudited)                 (Unaudited)
                                          Three months ended           Nine months ended
                                             September 30,                September 30,
                                          1998         1997            1998        1997
----------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                  $49,590      $51,233        $147,662    $151,606
Money market assets and funds sold          42           27              42       1,629
Investment securities:
  Available for sale
    Taxable                             11,995       11,791          35,824      34,453
    Tax-exempt                           2,391        2,107           7,316       5,626
  Held to maturity
    Taxable                              1,522        1,553           4,520       3,661
    Tax-exempt                           1,916        1,766           5,741       5,444
----------------------------------------------------------------------------------------
    Total interest income               67,456       68,477         201,105     202,419

INTEREST EXPENSE
Transaction deposits                     1,662        1,670           5,005       4,974
Savings deposits                         6,056        7,172          18,189      21,343
Time deposits                           10,608       10,552          31,001      31,227
Short-term borrowed funds                3,200        1,771           9,568       5,633
Debt financing and notes payable           920        1,005           2,761       3,012
----------------------------------------------------------------------------------------
    Total interest expense              22,446       22,170          66,524      66,189
----------------------------------------------------------------------------------------
NET INTEREST INCOME                     45,010       46,307         134,581     136,230
Provision for loan losses                1,195        1,650           3,985       6,250
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES              43,815       44,657         130,596     129,980
----------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts      5,014        4,960          15,049      15,592
Merchant credit card                       863          917           2,365       2,946
Mortgage banking                           338          392           1,177       1,112
Financial services commissions             433          323           1,226         787
Trust fees                                 161          153             471         383
Other                                    2,642        2,031           7,732       7,221
----------------------------------------------------------------------------------------
    Total non-interest income            9,451        8,776          28,020      28,041

NON-INTEREST EXPENSE
Salaries and related benefits           12,572       12,562          38,468      49,779
Occupancy                                2,915        3,320           8,626      19,068
Equipment                                1,897        2,140           5,487       8,864
Data processing                          1,531        1,383           4,422       4,794
Professional fees                          583          687           1,704       8,709
Other real estate owned                     53           88             138         929
Other                                    5,602        6,023          17,007      19,805
----------------------------------------------------------------------------------------
    Total non-interest expense          25,153       26,203          75,852     111,948
----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES              28,113       27,230          82,764      46,073
 Provision for income taxes              9,677        9,570          28,130      16,235
----------------------------------------------------------------------------------------
NET INCOME                             $18,436      $17,660         $54,634     $29,838
========================================================================================
Comprehensive income:
    Change in unrealized gain on securities
        available for sale, net          4,270        3,643           5,867       8,511
----------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                   $22,706      $21,303         $60,501     $38,349
========================================================================================

Average shares outstanding              41,600       43,171          42,312      43,064
Diluted average shares outstanding      42,265       44,008          43,048      43,829

PER SHARE DATA
Basic earnings                           $0.44        $0.41           $1.29       $0.69
Diluted earnings                          0.44         0.40            1.27        0.68
Dividends paid                            0.14         0.09            0.38        0.26

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
------------------------
(In thousands)
----------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                  For the nine months
                                                                  ended September 30,
                                                                1998               1997
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                   $54,634            $29,838
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                6,557              6,234
  Provision for loan losses                                    3,985              6,250
  Amortization of deferred net loan fees/(cost)                    1               (870)
  Decrease in interest income receivable                          37              1,679
  (Increase) decrease in other assets                         (8,983)             4,036
  Increase in income taxes payable                             8,596              3,247
  Increase (decrease) in interest expense payable                897               (541)
  Decrease in other liabilities                               (2,588)               (41)
  Gain on sales of investment securities                        (162)              (136)
  Net (gain) loss on sales/write-down of equipment               (40)             7,627
  Originations of loans for resale                            (7,117)            (9,123)
  Proceeds from sale of loans originated for resale            6,560             16,387
  Net gain on sale of property acquired
       in satisfaction of debt                                  (851)              (866)
  Write-down on property acquired in satisfaction of debt        376              1,248
  Gain on sales of branches                                       --               (678)
----------------------------------------------------------------------------------------
Net cash provided by operating activities                     61,902             64,291
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net (disbursements) repayments of loans                      (40,318)            16,684
Purchases of investment securities available for sale       (311,242)          (337,857)
Purchases of investment securities held to maturity          (42,951)           (65,721)
Purchases of property, plant and equipment                    (2,422)            (4,515)
Proceeds from maturity of securities available for sale      266,795            248,295
Proceeds from maturity of securities held to maturity         32,108             46,422
Proceeds from sale of securities available for sale           37,893             22,415
Proceeds from sale of property and equipment                     691              1,696
Proceeds from sale of property acquired in
   satisfaction of debt                                        5,866              5,112
----------------------------------------------------------------------------------------
Net cash used in investing activities                        (53,580)           (67,469)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in deposits                                      (1,459)          (123,524)
Net increase in short-term borrowings                         37,374             38,029
Repayments of notes payable                                       --             (1,365)
Exercise of stock options/issuance of shares                   5,141             13,456
Retirement of stock                                          (80,582)           (23,015)
Dividends paid                                               (16,197)            (9,095)
----------------------------------------------------------------------------------------
Net cash used in financing activities                        (55,723)          (105,514)
----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                    (47,401)          (108,692)
Cash and cash equivalents at beginning of period             250,824            355,177
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $203,423
$246,485
========================================================================================
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned                $3,257             $1,601
  Depreciation of fixed assets charged against reserves          127                 --

Supplemental disclosure of cash flow activity:
  Unrealized gain on securities available for sale             5,961              8,594
  Interest paid for the period                                66,242             66,523
  Income tax payments for the period                          20,807             14,305

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
In addition to historical information, this discussion includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis. This report, which includes consolidated financial statements prepared in conformity with generally accepted accounting principles, should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1997.

On January 22, 1998, the Board of Directors of the Company authorized a three-for-one stock split of the Company's common stock in which each share of the Company's common stock was converted into three shares. Consequently, all related information in this report, including exhibits, has been restated to reflect the effect of the stock split.

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County, Community Banker Services Corporation and Westamerica Commercial Credit Inc., reported third quarter 1998 net income of $18.4 million or $.44 diluted earnings per share. These results compare to net income of $17.7 million or $.40 diluted earnings per share for the third quarter of 1997. On a year-to-date basis, the Company reported net income of $54.6 million representing $1.27 diluted earnings per share, compared to $29.8 million or $.68 diluted earnings per share for the same period of 1997. Year-to-date 1997 income was impacted by approximately $18.8 million pretax one-time charges ($12.8 million after tax) resulting from the merger of the Company with ValliCorp Holdings, Inc. (the "Merger").


Following is a summary of the components of net income for the periods indicated:
-------------------------------------------------------------------------------
                                      For the three            For the nine
                                      months ended             months ended
                                      September 30,            September 30,
                                    -----------------       -------------------
(In millions)                        1998       1997         1998         1997
-------------------------------------------------------------------------------
Net interest income*                $47.8      $48.8       $142.9       $143.2
Provision for loan losses            (1.2)      (1.7)        (4.0)        (6.3)
Non-interest income                   9.5        8.8         28.0         28.0
Non-interest expense                (25.2)     (26.2)       (75.9)      (111.9)
Provision for income taxes*         (12.5)     (12.0)       (36.4)       (23.2)
-------------------------------------------------------------------------------
Net income                          $18.4      $17.7        $54.6        $29.8
===============================================================================

Average total assets             $3,799.3   $3,733.7     $3,772.8     $3,746.9
Net income (annualized) as
a percentage of average
total assets                         1.93%      1.88%        1.94%        1.06%

* Fully taxable equivalent basis (FTE)

During the third quarter of 1998, the Company's net income was $18.4 million, $700 thousand higher than the same period in 1997. Lower non-interest expense due to continued cost controls, higher non-interest income primarily due to higher deposit fee income and higher gains from sales of assets, and a reduced loan loss provision, were partially offset by lower net interest income primarily due to lower loan yields.

Comparing the first nine months of 1998 to the same period of 1997, net income increased $24.8 million. The major component of this change is the reduction in non-interest expense due to one-time pre-Merger operating costs incurred during the first six months of 1997, including additions to the loan loss provision, combined with cost reductions due to strict controls and consolidation of operations achieved after the Merger. This reduction in non-interest expense was partially offset by increased income taxes due mainly to higher pretax income.


Net Interest Income
-------------------
Following is a summary of the components of net interest income for the periods indicated:
-------------------------------------------------------------------------------
                                      For the three            For the nine
                                      months ended             months ended
                                      September 30,            September 30,
                                    -----------------       -------------------
(In millions)                        1998       1997         1998         1997
-------------------------------------------------------------------------------
Interest income                     $67.5      $68.5       $201.1       $202.4
Interest expense                    (22.4)     (22.2)       (66.5)       (66.2)
FTE adjustment                        2.7        2.5          8.3          7.0
-------------------------------------------------------------------------------
  Net interest income (FTE)         $47.8      $48.8       $142.9       $143.2
===============================================================================
Net interest margin (FTE)            5.46%      5.69%        5.51%        5.62%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the third quarter of 1998 decreased $1 million from the same period in 1997 to $47.8 million. On a year-to-date basis, 1998 net interest income decreased $300 thousand from the first nine months of 1997.

Interest Income
During the third quarter of 1998, interest income (FTE) decreased $800 thousand from the same period in 1997. Higher average investment securities and loan balances, combined with lower funding costs, were offset by lower earning-asset yields and increased average balances of interest-bearing liabilities. Investment securities average balances increased $58 million as increases in tax-free, asset-backed, corporate and other securities, were partially offset by reductions in U.S. Agency and Treasury securities and participation certificates. Decreases in investment securities yields from the third quarter of 1997 occurred primarily in U.S. Agency and tax-free securities, asset-backed and corporate securities, partially offset by an increase in participation certificates yields.

Loan average balances increased $32 million from prior year. Increases in targeted residential real estate and indirect consumer credits were partially offset by decreases in construction and other consumer loans, including revolving lines of credit. Loan yields decreased from the third quarter of 1997 in the commercial and residential real estate categories, mainly due to competitive pressures, partially offset by increases in revolving credit and construction loan yields.

Comparing the first nine months of 1998 with the same period of 1997, interest income (FTE) remained unchanged at $209.4 million. The positive effect of higher investment securities average balances and yields and higher average loan balances was offset by lower loan yields. The increase in the average balance of investment securities was concentrated in asset-backed, corporate and tax-free securities, partially offset by reductions in U.S. Agency and Treasury securities, participation certificates and short-term funds sold. The total yield on investment securities increased from the first nine months of 1997, as increases in participation certificates and U.S. Agency and Treasury securities were partially offset by lower yields on asset-backed, corporate and tax-free securities. Loan average balances increased from the first nine months of 1997, as increases in targeted commercial, residential real estate and indirect consumer loan average balances were partially offset by decreases in direct consumer, construction and revolving lines of credit average balances. All categories of loan yields, with the exception of construction loans, experienced decreases from the first nine months of 1997 mainly due to competitive pressure.

Interest Expense
For the third quarter of 1998 interest expense was $200 thousand higher than the third quarter of 1997. The higher interest expense resulted from $105 million higher average balance of higher-cost short-term borrowings to compensate for a decrease of $32 million in the average balance of lower-cost interest-bearing deposits and to fund the increases in the earning-assets average balances.

On a year-to-date basis, interest expense increased $300 thousand, mainly due to a $79 million decrease in the average balance of lower-cost interest bearing deposits and a $100 million compensating increase in short-term borrowings, partially offset by the favorable effect of an increase of $13 million in interest-free demand deposit average balances.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts, minimizing the effect of adverse cyclical trends.

Net Interest Margin (FTE)
------------------------
The following summarizes the components of the Company's net interest margin for the periods indicated:
-------------------------------------------------------------------------------
                                      For the three            For the nine
                                      months ended             months ended
                                      September 30,            September 30,
                                    -----------------       -------------------
                                     1998       1997         1998         1997
-------------------------------------------------------------------------------
Yield on earning assets              8.01%      8.27%        8.08%        8.21%
Rate paid on interest-bearing
  liabilities                        3.44%      3.47%        3.45%        3.44%
-------------------------------------------------------------------------------
  Net interest spread                4.57%      4.80%        4.63%        4.77%

Impact of all other net
  non-interest bearing funds         0.89%      0.89%        0.88%        0.85%
-------------------------------------------------------------------------------
    Net interest margin              5.46%      5.69%        5.51%        5.62%
===============================================================================

During the third quarter of 1998, the Company's net interest margin of 5.46 percent was 23 basis points lower than the third quarter of 1997, as the unfavorable effect of a 26 basis point decline in earning-asset yields, mostly due to a decrease in loan yields, was partially offset by a 3 basis point reduction in the rates paid on interest-bearing funds.

Comparing the first nine months of 1998 with the same period in the prior year, the net interest margin decreased 11 basis points. Earning-asset yields were 13 basis points lower, mainly due to lower loan yields, and the rate paid on interest-bearing liabilities increased 1 basis point as higher rates paid on short-term borrowed funds were partially offset by a reduction in deposit rates and the favorable impact of higher non-interest bearing funds including higher demand deposit average balances.


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

Distribution of assets, liabilities and shareholders' equity:
--------------------------------------------------------------------------------
                                              For the three months ended
                                                  September 30, 1998
--------------------------------------------------------------------------------
                                                         Interest        Rates
                                            Average       income/      earned/
(Dollars in thousands)                       balance      expense         paid
--------------------------------------------------------------------------------
Assets
Money market assets and funds sold            $3,261          $42         5.16 %
Investment securities:
    Taxable                                  887,788       13,517         6.04
    Tax-exempt                               319,371        6,166         7.66
Loans:
  Commercial                               1,436,690       32,824         9.06
  Real estate construction                    58,229        1,720        11.72
  Real estate residential                    399,713        7,130         7.08
  Consumer                                   386,783        8,864         9.09
-----------------------------------------------------------------
Earning assets                             3,491,835       70,263         8.01

Other assets                                 307,443
----------------------------------------------------
    Total assets                          $3,799,278
====================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand               $796,789          $--           -- %
  Savings and interest-bearing
    transaction                            1,450,941        7,718         2.11
  Time less than $100,000                    433,089        5,454         5.00
  Time $100,000 or more                      399,765        5,154         5.11
-----------------------------------------------------------------
    Total interest-bearing deposits        2,283,795       18,326         3.18
Short-term borrowed funds                    256,955        3,200         4.94
Debt financing and notes payable              52,500          920         6.95
-----------------------------------------------------------------
  Total interest-bearing liabilities       2,593,250       22,446         3.44
Other liabilities                             33,714
Shareholders' equity                         375,525
----------------------------------------------------
  Total liabilities and
     shareholders' equity                 $3,799,278
====================================================
Net interest spread (1)                                                   4.57 %
Net interest income and interest margin (2)               $47,817         5.46 %
===============================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity:
--------------------------------------------------------------------------------
                                              For the three months ended
                                                  September 30, 1997
--------------------------------------------------------------------------------
                                                         Interest        Rates
                                            Average       income/      earned/
(Dollars in thousands)                       balance      expense         paid
--------------------------------------------------------------------------------
Assets
Money market assets and funds sold            $2,250          $27         4.76 %
Investment securities:
    Taxable                                  865,482       13,344         6.12
    Tax-exempt                               284,726        5,646         7.87
Loans:
  Commercial                               1,436,306       34,018         9.40
  Real estate construction                    78,705        2,255        11.37
  Real estate residential                    329,765        6,174         7.43
  Consumer                                   404,853        9,469         9.28
-----------------------------------------------------------------
Earning assets                             3,402,087       70,933         8.27

Other assets                                 331,606
----------------------------------------------------
    Total assets                          $3,733,693
====================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand               $785,603          $--           -- %
  Savings and interest-bearing
    transaction                            1,523,057        8,842         2.30
  Time less than $100,000                    475,865        6,156         5.13
  Time $100,000 or more                      327,853        4,396         5.32
-----------------------------------------------------------------
    Total interest-bearing deposits        2,326,775       19,394         3.31
Short-term borrowed funds                    151,995        1,771         4.62
Debt financing and notes payable              57,500        1,005         6.93
-----------------------------------------------------------------
  Total interest-bearing liabilities       2,536,270       22,170         3.47
Other liabilities                             33,198
Shareholders' equity                         378,622
----------------------------------------------------
  Total liabilities and
     shareholders' equity                 $3,733,693
====================================================
Net interest spread (1)                                                   4.80 %
Net interest income and interest margin (2)               $48,763         5.69 %
===============================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity:
--------------------------------------------------------------------------------
                                               For the nine months ended
                                                   September 30, 1998
--------------------------------------------------------------------------------
                                                         Interest        Rates
                                            Average       income/      earned/
(Dollars in thousands)                       balance      expense         paid
--------------------------------------------------------------------------------
Assets
Money market assets and funds sold            $1,254          $42         4.52 %
Investment securities:
    Taxable                                  879,642       40,344         6.13
    Tax-exempt                               320,889       18,613         7.76
Loans:
  Commercial                               1,421,642       97,387         9.16
  Real estate construction                    61,215        5,377        11.74
  Real estate residential                    385,829       20,922         7.25
  Consumer                                   390,128       26,754         9.17
-----------------------------------------------------------------
Earning assets                             3,460,599      209,439         8.08

Other assets                                 312,235
----------------------------------------------------
    Total assets                          $3,772,834
====================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand               $780,910          $--           -- %
  Savings and interest-bearing
    transaction                            1,454,619       23,194         2.13
  Time less than $100,000                    441,308       16,661         5.05
  Time $100,000 or more                      370,032       14,340         5.18
-----------------------------------------------------------------
    Total interest-bearing deposits        2,265,959       54,195         3.20
Short-term borrowed funds                    255,950        9,568         5.00
Debt financing and notes payable              52,500        2,761         7.03
-----------------------------------------------------------------
  Total interest-bearing liabilities       2,574,409       66,524         3.45
Other liabilities                             31,195
Shareholders' equity                         386,320
----------------------------------------------------
  Total liabilities and
     shareholders' equity                 $3,772,834
====================================================
Net interest spread (1)                                                   4.63 %
Net interest income and interest margin (2)              $142,915         5.51 %
===============================================================================

(1) Net interest spread represents the average yield earned on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Distribution of assets, liabilities and shareholders' equity:
--------------------------------------------------------------------------------
                                               For the nine months ended
                                                   September 30, 1997
--------------------------------------------------------------------------------
                                                         Interest        Rates
                                            Average       income/      earned/
(Dollars in thousands)                       balance      expense         paid
--------------------------------------------------------------------------------
Assets
Money market assets and funds sold           $39,957       $1,629         5.45 %
Investment securities:
    Taxable                                  866,073       38,114         5.88
    Tax-exempt                               252,817       16,020         8.47
Loans:
  Commercial                               1,387,306       96,324         9.28
  Real estate construction                    90,322        7,340        10.87
  Real estate residential                    348,232       20,488         7.87
  Consumer                                   424,268       29,464         9.28
-----------------------------------------------------------------
Earning assets                             3,408,975      209,379         8.21

Other assets                                 337,961
----------------------------------------------------
    Total assets                          $3,746,936
====================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand               $768,036          $--           -- %
  Savings and interest-bearing
    transaction                            1,548,960       26,317         2.27
  Time less than $100,000                    484,512       18,432         5.09
  Time $100,000 or more                      324,032       12,795         5.28
-----------------------------------------------------------------
    Total interest-bearing deposits        2,357,504       57,544         3.26
Short-term borrowed funds                    156,392        5,633         4.82
Debt financing and notes payable              58,034        3,012         6.94
-----------------------------------------------------------------
  Total interest-bearing liabilities       2,571,930       66,189         3.44
Other liabilities                             30,023
Shareholders' equity                         376,947
----------------------------------------------------
  Total liabilities and
     shareholders' equity                 $3,746,936
====================================================
Net interest spread (1)                                                   4.77 %
Net interest income and interest margin (2)              $143,190         5.62 %
===============================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income (annualized) by total average earning assets.

Rate and volume variances.

The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components. Certain amounts, as applicable, were calculated on a fully taxable equivalent basis using the current statutory tax rates.
-------------------------------------------------------------------------------
                                                     Three months ended
                                                     September 30, 1998,
                                                  compared with three months
                                                   ended September 30, 1997
                                               --------------------------------
(In thousands)                                Volume         Rate        Total
-------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold             $13           $2          $15
  Investment securities:
      Taxable                                    335         (162)         173
      Tax-exempt                                 664         (144)         520
  Loans:
    Commercial                                     9       (1,203)      (1,194)
    Real estate construction                    (607)          72         (535)
    Real estate residential                    1,230         (274)         956
    Consumer                                    (417)        (188)        (605)
-------------------------------------------------------------------------------
      Total increase (decrease)
          in loans                               215       (1,593)      (1,378)
-------------------------------------------------------------------------------
Total increase (decrease) in
  interest and fee income                      1,227       (1,897)        (670)
-------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                    (406)        (718)      (1,124)
    Time less than $100,000                     (537)        (165)        (702)
    Time $100,000 or more                        941         (183)         758
-------------------------------------------------------------------------------
     Total decrease in
          interest-bearing deposits               (2)      (1,066)      (1,068)
-------------------------------------------------------------------------------
Short-term borrowed funds                      1,299          130        1,429
Debt financing and notes payable                 (88)           3          (85)
-------------------------------------------------------------------------------
    Total increase (decrease) in
          interest expense                     1,209         (933)         276
-------------------------------------------------------------------------------
   Increase (decrease) in
        net interest income                      $18        ($964)       ($946)
===============================================================================

Rate and volume variances.
-------------------------------------------------------------------------------
                                                     Nine months ended
                                                     September 30, 1998,
                                                  compared with nine months
                                                  ended September 30, 1997
                                               --------------------------------
(In thousands)                                Volume         Rate        Total
-------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold         ($1,350)       ($237)     ($1,587)
  Investment securities:
      Taxable                                    604        1,626        2,230
      Tax-exempt                               3,781       (1,188)       2,593
  Loans:
    Commercial                                 2,315       (1,252)       1,063
    Real estate construction                  (2,620)         657       (1,963)
    Real estate residential                    1,581       (1,147)         434
    Consumer                                  (2,345)        (365)      (2,710)
-------------------------------------------------------------------------------
      Total decrease in loans                 (1,069)      (2,107)      (3,176)
-------------------------------------------------------------------------------
Total increase (decrease) in
    interest and fee income                    1,966       (1,906)          60
-------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                  (1,554)      (1,569)      (3,123)
    Time less than $100,000                   (1,632)        (139)      (1,771)
    Time $100,000 or more                      1,778         (233)       1,545
-------------------------------------------------------------------------------
     Total decrease in
         interest-bearing deposits            (1,408)      (1,941)      (3,349)
-------------------------------------------------------------------------------
Short-term borrowed funds                      3,715          220        3,935
Debt financing and notes payable                (292)          41         (251)
-------------------------------------------------------------------------------
     Total increase (decrease) in
        interest expense                       2,015       (1,680)         335
-------------------------------------------------------------------------------
   Decrease in net
      interest income                           ($49)       ($226)       ($275)
===============================================================================


Provision for Loan Losses
-----------------------------
The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to improve loan quality by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $1.2 million for loan losses in the third quarter of 1998, $500 thousand lower than the same period of 1997 and $200 thousand lower than the previous quarter. On a year-to-date basis, the $4.0 million 1998 provision was $2.3 million lower than the first nine months in 1997, mainly because the 1997 provision included $2.5 million recorded by ValliCorp prior to the Merger, conforming to upgraded credit standards and workout strategies for loans and properties. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

Non-interest Income
----------------------
The following table summarizes the components of non-interest income for the periods indicated.
-------------------------------------------------------------------------------
                                      For the three             For the nine
                                      months ended              months ended
                                      September 30,             September 30,
                                    -----------------       -------------------
(In millions)                        1998       1997         1998         1997
-------------------------------------------------------------------------------
Deposit account fees                $5.01      $4.96       $15.05       $15.59
Merchant credit card                 0.86       0.92         2.37         2.95
Financial services
  commissions                        0.43       0.32         1.23         0.79
Mortgage banking income              0.34       0.39         1.18         1.11
Trust fees                           0.16       0.15         0.47         0.38
Other non-interest income            2.65       2.04         7.72         7.22
-------------------------------------------------------------------------------
  Total                             $9.45      $8.78       $28.02       $28.04
===============================================================================

The $670 thousand increase in non-interest income during the third quarter of 1998 compared to the third quarter of 1997, was comprised primarily of higher net gains on asset sales, included in the other non-interest income category, $110 thousand higher financial services commissions resulting from increased sales and a higher share of fees earned by the agent managing certain investments of the Company's customers, $50 thousand higher deposit account fees due to higher account analysis fees partially offset by lower overdraft and returned item charges and $10 thousand higher trust fees mainly due to increased personal and retirement plan business. Partially offsetting these changes, merchant credit card income was $60 thousand lower than prior year and mortgage banking income was $50 thousand lower than the comparable period of 1997 due to lower refinancing volumes.

Comparing the first nine months of 1998 to the same period of 1997, non-interest income decreased $20 thousand. The largest contributors to this variance are $580 thousand lower merchant credit card income and $540 thousand lower deposit account fees, mostly due to account runoff after the Merger. Partially offsetting these unfavorable changes, other non-interest income was $500 thousand higher than the first nine months of 1997 mainly due to higher asset sales, and financial services commissions were $440 thousand higher than 1997 resulting from higher sales volume and increased third-party asset management fees. In addition, mortgage banking income was $70 thousand higher mainly due to increased refinancing volume, and trust fees were $90 thousand higher due to increased personal and retirement plan business and higher court fees assigned to the Company during the first quarter of 1998.

Non-interest Expense
-----------------------
The following table summarizes the components of non-interest expense for the periods indicated.
-------------------------------------------------------------------------------
                                      For the three             For the nine
                                      months ended              months ended
                                      September 30,             September 30,
                                    -----------------         -----------------
(In millions)                        1998       1997         1998         1997
-------------------------------------------------------------------------------
Salaries and employee benefits     $12.57     $12.56       $38.47       $49.78
Occupancy                            2.92       3.32         8.63        19.07
Equipment                            1.90       2.14         5.49         8.86
Data processing services             1.53       1.38         4.42         4.79
Courier service                      0.83       0.81         2.60         2.41
Professional fees                    0.58       0.69         1.70         8.71
Postage                              0.49       0.52         1.56         1.79
Stationery and supplies              0.44       0.53         1.35         1.91
Loan expense                         0.42       0.36         1.14         1.29
Advertising/public relations         0.32       0.40         1.00         1.44
Credit card                          0.32       0.37         0.86         1.36
Operational losses                   0.18       0.26         0.73         0.79
Other real estate owned and
  property held for sale             0.05       0.09         0.14         0.93
Other non-interest expense           2.60       2.77         7.76         8.82
-------------------------------------------------------------------------------
Total                              $25.15     $26.20       $75.85      $111.95
===============================================================================

During the third quarter of 1998, non-interest expense decreased
$1.05 million from the third quarter of 1997. Continuing cost controls account for the majority of the change, which includes
$400 thousand lower occupancy costs, as vacating premises after the Merger and asset write-offs resulted in lower rental of bank premises net of sublease income, lower depreciation expenses, utilities, real estate taxes and moving expense; $240 thousand lower equipment expense mainly due to lower depreciation expense partially offset by increased equipment rent and $110 thousand lower professional fees resulting from lower legal costs as prior year included higher acquisition-related costs. In addition, strict cost controls and efficiencies achieved through consolidation of operations resulted in $90 thousand lower stationery and supplies expenses, $80 thousand lower advertising and public relations expenses, $80 thousand lower operational losses, $50 thousand credit card-related costs and lower other real estate owned and postage expenses, $40 thousand and $30 thousand, respectively. Partially offsetting these changes, data processing expenses increased $150 thousand from the second quarter of 1997, primarily due to increased support services and other additional requirements related to compliance with Year 2000 issues, loan expense increased $60 thousand reflecting the Company's added emphasis on loan volumes and $20 thousand higher courier costs.

Comparing the first nine months of 1998 with the comparable period in 1997, non-interest expense decreased $36.1 million, as the 1997 period included one-time Merger costs, and reflecting the effect of operation consolidations, efficiencies achieved and branch closures after the Merger. The decrease affected all categories of non-interest expense, with the exception of a $190 thousand increase in courier services expense to meet added demand related to the Company's expanded geographic area. The largest variance from the first nine months of 1997 was salaries and employee benefits expense, $11.31 million lower, as 1997 included one-time compensation settlements and branch restructuring costs after the Merger combined with a reduction of 195 full-time equivalent staff from the 1997 average. Other large variances from the same period of 1997 include occupancy expenses, $10.44 million lower, principally due to facilities closures after the Merger and asset write-offs recognized by ValliCorp prior to the Merger; professional fees, $7.01 million lower, due to reduced legal, consultant and investment banker fees; and equipment expenses, $3.37 million lower, mainly due to branch closures and write-offs effected in 1997 related to the Merger. In addition, other expense reductions from the first nine months of 1997 can be seen in other real estate owned, stationery and supplies, credit card, advertising and public relations, data processing services, postage, loan expense and operational losses, primarily due to higher costs incurred in 1997 in preparation for and as a result of the Merger.


Provision for Income Tax
----------------------------
During the third quarter of 1998, the Company recorded income tax expense of $9.7 million compared to $9.6 million in the third quarter of 1997. On a year-to-date basis, income tax expense was $28.1 million for 1998 compared to $16.2 million in 1997. The provisions recorded for the third quarter and first nine months of 1998 represent effective tax rates of 34.4 percent and 34.0 percent, respectively, compared to 35.1 percent and 35.2 percent, respectively, for the comparable periods of 1997. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of non-tax deductible expenses in connection with mergers and acquisitions. Actual tax rates include the effect of non-taxable interest income and other allowable deductions.


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

The following is a summary of classified assets on the dates indicated:
------------------------------------------------------------------
                                                          At
                                    At September 30, December 31,
                                    ---------------- ------------
(In millions)                        1998       1997         1997
------------------------------------------------------------------
Classified loans                    $52.8      $69.3        $67.5
Other classified assets               5.2        6.0          7.4
------------------------------------------------------------------
Total classified assets             $58.0      $75.3        $74.9
==================================================================
Allowance for loan losses
  as a percentage of
  classified loans                     97%        73%          75%

Classified loans at September 30, 1998, decreased $16.5 million or 24 percent to $52.8 million from September 30, 1997, reflecting the implementation of the Company's strict standards for loans acquired through the Merger. The decrease was principally due to reductions of classified commercial and commercial real estate loans. Other classified assets decreased $800 thousand from September 30, 1997, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral. The $14.7 million decrease in classified loans from December 31, 1997, was principally due to reductions in commercial loans with real estate collateral. The $2.2 million reduction in other classified assets from December 31, 1997, was mainly due to sales and write-downs of other real estate owned properties.


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

The following is a summary of non-performing assets on the dates indicated:
------------------------------------------------------------------
                                                          At
                                    At September 30, December 31,
                                    ---------------- ------------
(In millions)                        1998       1997         1997
------------------------------------------------------------------
Performing non-accrual loans        $1.37      $4.68        $1.65
Non-performing,
     non-accrual loans               6.78      15.64        16.50
------------------------------------------------------------------
   Total non-accrual loans           8.15      20.32        18.15

Loans 90 days past due and
  still accruing                     0.52       0.75         1.01
------------------------------------------------------------------
  Total non-performing loans         8.67      21.07        19.16
------------------------------------------------------------------
Restructured loans                     --         --           --
Other real estate owned              5.25       6.02         7.38
------------------------------------------------------------------
 Total non-performing assets       $13.92     $27.09       $26.54
==================================================================
Allowance for loan losses
  as a percentage of
  non-performing loans                590%       241%         264%

Performing non-accrual loans decreased $3.31 million to $1.37 million at September 30, 1998, from $4.68 million at September 30, 1997 and $280 thousand from $1.65 million outstanding at December 31, 1997. Non-performing, non-accrual loans of $6.78 million at September 30, 1998, decreased $8.86 million and $9.72 million from September 30 and December 31, 1997, respectively, mainly due to payoffs and write-offs of loans with real estate collateral and commercial loans. The $770 thousand and $2.13 million decreases in other real estate owned balances from September 30 and December 31, 1997, respectively, were due to liquidations, write-downs and sales net of additions of non-accrual loans with real estate collateral.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and nine months ended September 30, 1998, if all such loans had been current in accordance with their original terms, was $158 thousand and $721 thousand, respectively, compared to $509 thousand and $1.2 million, respectively, for the comparable periods in 1997.

The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and nine months ended September 30, 1998, totaled $112 thousand and $390 thousand, respectively, representing third quarter and year-to-date annualized yields of 5.66 percent and 4.65 percent, respectively. This compares to $189 thousand and $409 thousand, respectively, for the same periods in 1997, representing annualized yields of 3.34 percent and 3.31 percent. Total cash payments received which were applied against the book balance of non-accrual loans outstanding at September 30, 1998, totaled approximately $803 thousand.

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

Allowance for Loan Losses
-------------------------
The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $51.1 million allowance for loan losses, which constituted 2.23 percent of total loans at September 30, 1998, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:
-------------------------------------------------------------------------------
                                       For the three            For the nine
                                       months ended             months ended
                                       September 30,            September 30,
                                     ----------------       -------------------
(In millions)                        1998       1997         1998         1997
-------------------------------------------------------------------------------
Balance, beginning                  $50.8      $50.7        $50.6        $50.9
  of period
Loan loss provision                   1.2        1.7          4.0          6.3

Loans charged off                    (1.6)      (2.9)        (6.4)        (9.6)
Recoveries of previously
   charged-off loans                  0.7        1.3          2.9          3.2
-------------------------------------------------------------------------------
  Net credit losses                  (0.9)      (1.6)        (3.5)        (6.4)
-------------------------------------------------------------------------------
Balance, end of period              $51.1      $50.8        $51.1        $50.8
===============================================================================
Allowance for loan losses
  as a percentage
  of loans outstanding               2.23%      2.25%

Asset and Liability Management
------------------------------
The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate sensitivity is a simulation model used by many major banks and bank regulators. This model is used to simulate, based on the current and projected portfolio mix, the effects on net interest income of changes in market interest rates. Under the Company's policy and practice, the projected amount of net interest income over the ensuing twelve months is not allowed to fluctuate more than 10 percent even under alternate assumed interest rate changes of plus or minus 200 basis points. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 1998 would not result in a fluctuation of net income exceeding 10 percent.

The Securities and Exchange Commission (SEC) has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the footnotes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for filings that include financial statements for fiscal periods ending after June 15, 1997. At September 30, 1998 and 1997, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1997 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At September 30, 1998, there were no substantial changes in the information on market risk that was disclosed in the Company's 1997 Form 10-K.

Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At September 30, 1998, investment securities available for sale totaled $1.0 billion. This represents an increase of $46.1 million or five percent from September 30, 1997.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 1998 and 1997 was the main contributor to the cash flows from operations for such periods of $61.9 million and $64.3 million, respectively.

Cash flows are provided by and used in financing activities, primarily customer deposits, short-term borrowings from banks, extensions of long-term debt and repurchases of the Company's common stock. During the first nine months of 1998, $55.7 million was used by financing activities, including $80.6 million used for repurchasing the Company's common stock, following a strategic management of capital program, and $16.2 million used to pay dividends to shareholders. These uses of cash were partially offset by $37.4 million provided by an increase in short-term borrowings and $5.1 million resulting from the issuance of new shares of common stock, principally for stock option exercises.

During the first nine months of 1997, cash used in financing activities totaled $105.5 million. Deposit balances decreased $123.5 million, repurchases of the Company's common stock were $23.0 million and dividends paid to shareholders and repayments of long-term debt were $9.1 million and $1.4 million, respectively. Partially offsetting this outflow of cash, net increases in short-term borrowings totaled $38.0 million and issuance of new shares of common stock were $13.5 million, intended to meet stock option exercise requirements.

The Company uses cash flows from operating and financing activities primarily to invest in loans and investment securities. Following the Company's strategy to increase balances in its loan portfolio, during the first nine months of 1998 net disbursements of loans were $40.3 million, compared to repayments of $16.7 million during the same period in 1997. Prior year results were affected by balance runoff after the Merger and branch closures and sales. Purchases of investment securities net of maturities and sales increased $17.4 million during the first nine months of 1998 compared to an increase of $86.4 million during the comparable period in 1997.

The Company anticipates increasing its cash level from operations through the end of 1998 due to increased profitability and retained earnings. For the same period, it is anticipated that demand for loans will continue to increase, particularly in the commercial and real estate categories. The growth in deposit balances is expected to follow the anticipated growth in loan balances.

Line of Credit with Bank of America
On July 31, 1998, the Company entered into an agreement with Bank of America National Trust and Savings Association ("BofA") with the purpose of establishing a line of credit for general corporate purposes including the repurchase of its stock. The line of credit has a one-year term and an available commitment amount ranging from $60 million, during the first nine months, reduced by $7.5 million during each of the following three months to $37.5 million. The interest rate of this line of credit is BofA's Reference Rate, defined as the rate set and publicly announced from time to time by BofA as its Reference Rate. This rate is based on various factors, including costs and desired return, general economic conditions and other factors. The Company may elect an optional interest rate based on the Cayman Rate plus .33 percentage points, subject to certain specific conditions as defined in the agreement. During the third quarter of 1998, the Company drew $3.0 million on this line; the rate on the line was 5.93 percent. The rate chosen by the Company on the draws of this line of credit was the Cayman Rate plus .33 percentage points. At September 30, 1998, there were no outstanding balances drawn on this line; at that time, the rate on this line of credit, assuming the Cayman Rate plus .33 percentage points, would have been 5.64 percent.


Capital Resources
-----------------
The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

Since the beginning of 1994 and through September 30, 1998, the Board of Directors of the Company has authorized the repurchase of 6,252,150 shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 746,000 shares of its common stock in the open market during the first nine months of 1998, 1,040,886 in 1997, and 1,207,800, 721,350 and 93,000 in 1996, 1995
and 1994, respectively. So far, these repurchases have been made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition of these systematic repurchases, a new plan to repurchase the Company's shares of common stock (the "Program") was approved by the Board of Directors on June 25, 1998. The Company's strong capital position and healthy profitability contributed to the initiation of this Program, which was being implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to this Program, the Company repurchased 1,677,300 shares of its common stock during the third quarter of 1998, at an average price of $29.12 per share.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $376.1 million at September 30, 1998. This amount, which is reflective of the effect of market repurchases partially offset by the generation and retention of earnings, represents a decrease of $22.9 million or 6 percent from September 30, 1997, and a decrease of $31.0 million, or 8 percent, from December 31, 1997. As a consequence of the decrease in shareholders' equity and the increase in the level of total assets, the Company's ratio of equity to total assets decreased to 9.74 percent at September 30, 1998, from 10.45 percent and 10.58 percent at September 30 and December 31, 1997, respectively. The ratio of Tier I capital to risk-adjusted assets was 12.14 percent at September 30, 1998, compared to 12.83 percent at September 30, 1997, and 12.82 percent at December 31, 1997. Total capital to risk-adjusted assets was
14.06 percent at September 30, 1998, compared to 14.78 percent at September 30, 1997, and 14.76 percent at December 31, 1997.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
-------------------------------------------------------------------------------
                                                                       Minimum
                                     September 30,   December 31,   Regulatory
                                  ------------------  ------------     Capital
                                     1998       1997         1997 Requirements
-------------------------------------------------------------------------------
Tier I Capital                      12.14%     12.83%       12.82%        4.00%
Total Capital                       14.06%     14.78%       14.76%        8.00%
Leverage ratio                       9.57%      9.89%        9.97%        4.00%

The risk-based capital ratios decreased at September 30, 1998, compared to September 30 and December 31, 1997, primarily due to the decrease in the total level of shareholders' equity. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized".

Year 2000 Compliance
--------------------
The potential impact of the Year 2000 compliance issue on the financial services industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the financial services industry and the interdependent nature of its transactions, the Company may be adversely affected by this problem, depending on whether it and the entities with which it does business address this issue successfully. The impact of Year 2000 issues on the Company will then depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company.

The Company's State of Readiness
The Company engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. Thus, the focus of the Company is to monitor the progress of its primary software providers toward Year 2000 compliance and prepare to test future-date sensitive data of the Company in simulated processing.

The Company's Year 2000 compliance program has been divided into phases, all of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 compliance of those determined to be material to the Company; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (4) assessing the status of third party risks; and (5) designing and implementing contingency and business continuation plans.

As part of the on-going supervision of the banking industry, bank regulatory agencies are continuously surveying the Company's progression and results of each one of these phases.

In the first phase, the Company conducted a thorough evaluation of current information technology systems, software and embedded technologies, resulting in the identification of 43 mission critical systems that could be affected by Year 2000 issues. Non-information technology systems such as climate control systems, elevators and vault security equipment, were also surveyed. This stage of the Year 2000 process is complete.

In phase two of the process, results from the inventory were assessed to determine the Year 2000 impact and what actions were required to obtain Year 2000 compliance. For the Company's internal systems, actions needed ranged from application upgrades on data processing mainframe computer services to management reporting and satellite software systems. The Company opted for a course of action that will result in upgrading or replacing all critical internal systems.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed by the first quarter of 1999. The Company estimates that the software conversion phase was approximately 70 percent completed at September 30, 1998, and the remaining conversions are on schedule to be completed no later than year-end 1998. Each of the upgrades and/or replacements, to the extent economically feasible, is run through a test environment before it is implemented. It is also tested to see how well it integrates with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements is scheduled to be completed by the end of the first quarter of 1999.

The fourth phase, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunication companies, public utilities and credit customers. Included in the credit analysis process, the Company has developed a project plan for assessing the Year 2000 readiness of its credit customers, with a target date of December 31, 1998 for its initial assessment of the response of significant customers. The evaluations undertaken to assess all third-party risks include communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated and, as of September 30, 1998, no significant problems have been identified. These evaluations will be followed with contingency plans, which are ongoing and scheduled to be completed in the second quarter of 1999, with follow up reviews scheduled through the remainder of 1999.

Contingency Plan
The final phase of the Company's Year 2000 compliance program relates to contingency plans. The Company maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded to address Year 2000-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems integration testing identify additional business functions at risk. Such enhancements to existing plans will likely include remediation of systems, reinstallation of software, installation of third-party vendor software or some combination of alternatives.

Costs
As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Company. The estimated value of internal resources allocated to the Year 2000 project is approximately $3.9 million, of which $2.5 million had been expended through September 30, 1998. The priority given to Year 2000 work may result in extending the time for completing some other technology projects; these delays are not expected to have a material effect on the Company's business. The Company's total cost associated with required modifications to become Year 2000 compliant is not expected to be material to its results of operations, liquidity and capital resources.

Risks
Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company believes that, with the implementation of new or upgraded business systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the Company is also dependent upon the power and telecommunications infrastructure within the United States, and processes large volumes of transactions through various clearing houses and correspondent banks. The most reasonably likely worst case scenario would be that the Company may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the Company's Year 2000 project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

Forward-Looking Statement Disclosure

Readers are cautioned that forward-looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for the Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995." In addition, the preceding statements concerning Year 2000 compliance are hereby designated as Year 2000 readiness disclosures under the Year 2000 Information and Readiness Disclosure Act.

Cautionary Statement for the Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."
The Company is including the following cautionary statement to take advantage of the "Safe Harbor" provisions of the Private
Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Where any such forward-looking statement includes a statement of the assumptions of bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

The dates on which the Company believes the Year 2000 project will be completed are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of trained personnel, ability to locate and correct all computer related issues, timely responses to and corrections by third parties and suppliers, the availability to implement interfaces between new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business, or expose it to third-party liability.


Interim Periods
---------------
In October, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"), which amends the disclosure requirements of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect that the adoption of SFAS 134 will have a material impact on its financial condition.


SIGNATURES
----------
Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          WESTAMERICA BANCORPORATION
                                          (Registrant)



Date: November 6, 1998                    /s/ DENNIS R. HANSEN
                                          --------------------
                                          Dennis R. Hansen
                                          Senior Vice President
                                          and Controller
                                          Chief Accounting Officer

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