Form 10-K
period 1998-12-31
WESTAMERICA BANCORPORATION
filed 1999-03-31
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


(Mark one)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1998

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



Aggregate market value of the voting stock held by
non-affiliates of the registrant, computed by reference to
the closing price of the stock, as of March 19, 1999:
$1,221,622,000

Number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 1999

Title of Class
Common Stock, no par value

Shares Outstanding
39,369,936


DOCUMENTS INCORPORATED BY REFERENCE
Document *
Proxy Statement dated March 17, 1999
for Annual Meeting of Shareholders
to be held on April 21, 1999

Incorporated into:
Part III

* Only selected portions of the documents specified are
incorporated by reference into this report, as more
particularly described herein. Except to the extent
expressly incorporated herein by reference, such documents
shall not be deemed to be filed as part of this Annual
Report on Form 10-K.
TABLE OF CONTENTS
-----------------
PART I

Item 1 Business
Item 2 Description of Properties
Item 3 Legal Proceedings
Item 4 Submission of Matters to a Vote of Security Holders

PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters
Item 6 Selected Financial Data
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8 Financial Statements and Supplementary Data
Item 9 Changes in and Disagreements on Accounting and Financial Disclosure
PART III

Item 10 Directors and Executive Officers of the Registrant
Item 11 Executive Compensation
Item 12 Security Ownership of Certain Beneficial Owners and Management
Item 13 Certain Relationships and Related Transactions

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K
































PART I

ITEM I. Business
----------------
Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject of the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry significantly increasing;
changes in the interest rate environment reducing margins;
general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses;
changes in the regulatory environment, changes in business conditions; volatility of rate sensitive deposits;
operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.
See also "Certain Additional Business Risks" herein and other risk factors discussed elsewhere in this Report.


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

On April 15, 1993, the Company acquired Napa Valley
Bancorp, a bank holding company, whose subsidiaries included Napa Valley Bank, 88 percent interest in Bank of Lake County, 50 percent interest in Sonoma Valley Bank,
Suisun Valley Bank and Napa Valley Bancorp Services
Corporation, which was established to provide data processing and other services to Napa Valley Bancorp's subsidiaries. This business transaction was accounted for on a pooling-of-interests basis. Shortly after, Suisun
Valley Bank was merged into WAB, the name of Napa Valley
Bancorp Services Corporation was changed to Community
Banker Services Corporation and the Company sold its 50 percent interest in Sonoma Valley Bank. The Company retained its 88 percent interest in Bank of Lake County.

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

At December 31, 1998, the Company had consolidated assets of approximately $3.84 billion, deposits of approximately
$3.19 billion and shareholders' equity of approximately
$368.6 million.


General
-------
Westamerica Bancorporation is a community oriented bank holding company headquartered in San Rafael, California.
The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada
Counties in the North, to Kern and San Luis Obispo counties in the South. The Company's strategic focus is on the banking needs of small businesses. The Company chose this particular focus in the late 1980's as it recognized that concentrating on a few niche markets was the key to the Company's profitable survival in the consolidating banking business.


Certain Additional Business Risks
---------------------------------
The Company's business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company
Common Stock and could adversely affect the market price.
The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two classes of 1 million shares each, denominated "Class B
Common Stock" and "Preferred Stock", respectively) of which approximately 39.8 million were outstanding at December 31, 1998. Pursuant to its stock option plans, at December 31, 1998, the Company had exercisable options outstanding of 1.3 million. As of December 31, 1998, 815 thousand shares of Company Common Stock remained available for grants under the Company's stock option plans (and stock purchase plan). Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock.

A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 1998, real estate served as the principal source of collateral with respect to approximately 55 percent of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale securities portfolio, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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


Employees
---------
At December 31, 1998, the Company and its subsidiaries employed 1,126 full-time equivalent staff. Employee relations are believed to be good.


The Effect of Government Policy on Banking
------------------------------------------
The earnings and growth of the Company are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. Such policies influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Company cannot be predicted.
Additionally, state and federal tax policies can impact banking organizations.

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


Regulation and Supervision of Bank Holding Companies
----------------------------------------------------
The following is not intended to be an exhaustive description of the statutes and regulations applicable to the Company's or the Banks' business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions. Moreover, major new legislation and other regulatory changes affecting the Company, the Banks, banking, and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

The Company is a bank holding company subject to the Bank
Holding Company Act of 1956, as amended ("BHCA"). The
Company reports to, registers with, and may be examined by, the Board of Governors of the Federal Reserve System
("FRB"). The FRB also has the authority to examine the Company's subsidiaries.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code.
As such the Company and the Banks are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the
"Commissioner").

The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt
Corrective Action and Other Enforcement Mechanisms."

Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks or providing services to affiliates of the holding company.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled
"Restrictions on Dividends and Other Distributions" for additional restrictions on the ability of the Company and its subsidiary banks (the "Banks") to pay dividends.

Transactions between the Company and the Banks are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). The Company may only borrow from the Banks if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

Comprehensive amendments to federal regulation governing bank holding companies and change in bank control
("Regulation Y") became effective in 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions imposed upon bank holding companies and their nonbank subsidiaries. Amended
Regulation Y also provides for a streamlining and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change.
These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions that it controls must meet the "well capitalized" and "well managed" criteria set forth in Regulation Y.


Bank Supervision and Regulation
-------------------------------
The Banks are California chartered banks insured by the Federal Deposit Insurance Corporation (the "FDIC"), and as such are subject to regulation, supervision and regular examination by the California Department of Financial
Institutions ("DFI") and the FDIC. As members of the Federal Reserve System, the Banks' primary federal regulator is the FRB. The regulations of these agencies affect most aspects of the Banks' business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Banks' activities and various other requirements.

In addition to federal banking law, the Banks are also subject to applicable provisions of California law. Under
California law, a state chartered bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investments and lending activities.

California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner.
The FDIC Improvement Act ("FDICIA"), however, imposes limitations on the activities and equity investments of state chartered, federally insured banks. FDICIA also prohibits a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund. The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto. Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.


Capital Standards
-----------------
The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse agreements, which are recorded as off balance sheet items.
A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital generally consists of common stock, retained earnings, and certain types of qualifying preferred stock, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, certain types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. The effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%.

As of December 31, 1998, the Company's and the Banks' respective ratios exceeded applicable regulatory requirements. See Note 8 to the consolidated financial statements for capital ratios of the Company and the Banks, compared to the standards for well-capitalized depository institutions and for minimum capital requirements.


Prompt Corrective Action and Other Enforcement Mechanisms
---------------------------------------------------------
FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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


Safety and Soundness Standards
------------------------------
FDICIA also implemented certain specific restrictions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.


Restrictions on Dividends and Other Distributions
-------------------------------------------------
The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions.
FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent each payment does not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during that period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year, or the bank's net income for its current fiscal year.

Regulators also have authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.


Premiums for Deposit Insurance and Assessments for
--------------------------------------------------
Examinations
------------
All of the bank subsidiaries of the Company have their deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal
Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of premiums will be.


Community Reinvestment Act and Fair Lending Developments
--------------------------------------------------------
The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.


Pending Legislation and Regulations
-----------------------------------
There are pending legislative proposals to reform the Glass-Steagall Act to allow affiliations between banks and other firms engaged in "financial activities", including insurance companies and securities firms.

Certain other pending legislative proposals include bills to let banks pay interest on business checking accounts, to require "know your customer" policies, to cap consumer liability for stolen debit cards, and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy.

While the effect of such proposed legislation and regulatory reform on the business of financial institutions cannot be accurately predicted at this time, it seems likely that a significant amount of consolidating in the banking industry will continue.


Competition
-----------
In the past, an independent bank's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and even retail establishments have offered new investment vehicles which also compete with banks for deposit business. The direction of federal legislation in recent years seems to favor competition between different types of financial institutions and to foster new entrants into the financial services market, and it is anticipated that this trend will continue.

The enactment of the Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition.
While the impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.

According to information obtained by the Company through an independent market research firm, WAB was the third largest financial institution in terms of total deposits in Marin County at December 31, 1997, at which date it had approximately 11 percent of total deposits held in federally insured depository institutions in that county.
According to the same source of information and in terms of total deposits, as of December 31, 1997 WAB ranked fourth in WAB's Sonoma-Mendocino counties service area, with approximately a 9 percent share of the market, third in the Fresno service area with approximately 10 percent of total deposits, and was fifth in the Solano county service area, with a market share of approximately 9 percent. Completion of the merger with ValliWide Bank in 1997 resulted in the formation of the "South Valley
Region" encompassing portions of Kern, San Luis Obispo,
Tulare and Kings counties. In terms of total deposits, WAB ranked, as of December 31, 1997, fifth among all financial institutions servicing the area with approximately 8 percent of the market. In addition, WAB's market share in the Sacramento-Placer-Nevada counties service area was approximately 6 percent, ranking eight among its competitors. In the Yosemite service area, encompassing offices throughout Stanislaus, Sonora, East Sonora and
Merced counties, WAB ranked eighth among its competitors with 5 percent of total deposits. The share of the market for deposits and loans held by WAB in San Francisco and Alameda Counties is not significant. According to the same source of information, WAB ranked second in terms of total deposits in the Napa Valley service area as of December
31, 1997, with approximately 15 percent market share. The same source of data reports that BLC ranked third, in terms of total deposits, in market share in the Lake
County service area with 16 percent of the total.

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


ITEM 2. Properties
------------------
Branch Offices and Facilities
-----------------------------
The Banks are engaged in the banking business through 89 offices in 22 counties in Northern and Central California including eleven offices in Marin County, eleven in Fresno
County, nine in Sonoma County, seven in Napa County, six in Solano County, six in Kern County, five in Stanislaus
County, five in Contra Costa County, four in Lake County, four in San Luis Obispo County, three in Mendocino County, three in Sacramento County, two in Nevada County, two in Placer County, two in Tulare County, two in Tuolumne
County, one in San Francisco County, one in Kern County, one in Madera County, one in Merced County, one in Yolo
County, one in Kings County and one in Alameda County. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 37 branch office locations and one administrative building and leases 52 banking offices.
Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.


ITEM 3.  Legal Proceedings
--------------------------
Neither the Company or its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Company's business, none of which are expected to have a material adverse impact upon the Company's business, financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security
---------------------------------------------------
Holders
-------
There were no matters submitted to a vote of the shareholders during the fourth quarter of 1998.


PART II

ITEM 5. Market for Registrant's Common Equity and Related
---------------------------------------------------------
Stockholder Matters
-------------------
The Company's common stock is traded on the NASDAQ
National Market Exchange ("NASDAQ") under the symbol
"WABC". The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ:
============================================================
  1998:                                  High           Low
------------------------------------------------------------
First quarter                          $35.25        $30.67
Second quarter                          36.38         28.50
Third quarter                           33.63         23.63
Fourth quarter                          37.25         23.88

  1997:

First quarter                          $24.17        $18.83
Second quarter                          25.83         19.27
Third quarter                           29.33         24.58
Fourth quarter                          35.00         28.54
============================================================

As of December 31, 1998, there were 8,754 shareholders of record of the Company's common stock.

The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. As of December 31, 1998, $119.9 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

See Note 17 to the consolidated financial statements included in this report for additional information regarding the amount of cash dividends declared and paid on common stock for the two most recent fiscal years.

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

ITEM 6. Selected Financial Data
-------------------------------
WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
-----------------

---------------------------------------------------------------------------------------------
(In thousands, except per share data)     1998         1997      1996        1995       1994
---------------------------------------------------------------------------------------------
Year ended December 31
Interest income                         $266,820   $270,670   $274,182   $283,704   $256,638
Interest expense                          86,665     88,054     91,700     95,627     73,321
---------------------------------------------------------------------------------------------
Net interest income                      180,155    182,616    182,482    188,077    183,317
Provision for loan losses                  5,180      7,645     12,306     15,229     11,378
---------------------------------------------------------------------------------------------
Non-interest income                       37,805     37,013     36,307     34,227     36,929
Non-interest expense                     101,408    137,878    136,051    141,960    150,128
---------------------------------------------------------------------------------------------
Income before income taxes               111,372     74,106     70,432     65,115     58,740
Provision for income taxes                37,976     25,990     23,605     21,930     20,627
---------------------------------------------------------------------------------------------
      Net income                         $73,396    $48,116    $46,827    $43,185    $38,113
=============================================================================================
Earnings per share:
      Basic                                $1.76      $1.12      $1.10      $0.99      $0.87
      Diluted                               1.73       1.10       1.08       0.98       0.87
Per share:
      Dividends paid                       $0.52      $0.36      $0.30      $0.25      $0.21
      Book value at December 31             9.25       9.51       8.84       8.12       7.41

Average common shares outstanding         41,797     43,040     42,759     43,747     43,732
Average diluted common shares outstanding 42,524     43,827     43,358     44,274     44,061
Shares outstanding at December 31         39,828     42,799     42,889     43,228     43,351

At December 31:
Loans, net                            $2,246,593 $2,211,307 $2,236,319 $2,204,495 $2,220,122
Total assets                           3,844,298  3,848,444  3,866,774  3,880,979  3,793,196
Total deposits                         3,189,005  3,078,501  3,228,700  3,270,907  3,249,823
Short-term borrowed funds                203,671    264,848    167,447    175,622    135,426
Debt financing and notes payable          47,500     52,500     58,865     40,932     51,647
Shareholders' equity                     368,596    407,152    379,279    351,058    321,169

Financial Ratios:
For the year:
     Return on assets                       1.94%      1.28%      1.24%      1.14%      1.04%
     Return on equity                      19.48%     12.71%     13.22%     12.73%     12.24%
     Net interest margin *                  5.52%      5.63%      5.54%      5.68%      5.67%
     Net loan losses to average loans       0.20%      0.35%      0.51%      0.59%      0.43%
     Non-interest expense/revenues *       44.25%     60.15%     60.08%     63.86%     68.16%

At December 31:
     Equity to assets                       9.59%     10.58%      9.81%      9.05%      8.47%
     Total capital to risk-adjusted assets 13.79%     14.76%     14.95%     14.39%     13.58%
     Loan loss reserve to loans             2.23%      2.24%      2.23%      2.15%      2.05%


 * Fully taxable equivalent


Item 7. Management's Discussion and Analysis of
----------------------------------------------
Financial Condition and Results of Operations
---------------------------------------------
Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risk and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduced margins; general economic conditions, either nationally or regionally, are less favorable than expected resulting in, among other things, a deterioration in the credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate-sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching and liquidity risks; and changes in the securities markets. For further information on risks and uncertainties see also "Certain Additional Business Risks" and other risk factors discussed elsewhere in this report.

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the "Company") that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements, as well as with the other information presented throughout the report.

In addition to historical information, this discussion and other sections contained in this annual report include certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis.

The Company achieved earnings of $73.4 million in 1998, representing a 53 percent increase from the $48.1 million earned in 1997 and 57 percent higher than 1996 earnings of $46.8 million.

COMPONENTS OF NET INCOME
------------------------
=====================================================================================
(In millions)                                         1998         1997         1996
-------------------------------------------------------------------------------------
Net interest income *                               $191.4       $192.2       $190.1
Provision for loan losses                             (5.2)        (7.6)       (12.3)
Non-interest income                                   37.8         37.0         36.3
Non-interest expense                                (101.4)      (137.9)      (136.1)
Taxes *                                              (49.2)       (35.6)       (31.2)
-------------------------------------------------------------------------------------
    Net income                                       $73.4        $48.1        $46.8
=====================================================================================
Net income as a percentage of
  average total assets                                1.94%        1.28%        1.24%
=====================================================================================
Average total assets                              $3,778.5     $3,749.7     $3,781.2
=====================================================================================
* Fully taxable equivalent (FTE)

Basic earnings per share in 1998 were $1.76, compared to $1.12 and $1.10 in 1997 and 1996, respectively. During 1998, the Company benefited from lower non-interest expense reflecting continued expense controls, a lower loan loss provision resulting from improved credit quality and lower net credit losses, and higher non-interest income. Prior year non-interest expense included approximately $18.8 million ($12.8 million after tax) in charges associated with the ValliCorp Holdings, Inc. merger (the "Merger") effected on April 12, 1997. Lower net interest income was primarily the result of lower earning-asset yields in part offset by a decrease in funding costs.
Earnings in 1997 were favorably affected compared to 1996 by increased net interest income, primarily due to a higher net interest margin in part offset by a reduction in the average balance of earning assets. Also contributing to increased earnings, the Company lowered its loan loss provision in recognition of the improvement in the credit quality of the loan portfolio, and benefited from increased non-interest income.
The Company's return on average total assets was 1.94 percent in 1998, compared to 1.28 percent and 1.24 percent in 1997 and 1996, respectively. Return on average equity in 1998 was 19.48 percent, compared to 12.71 percent and 13.22 percent, respectively, in the two previous years.


NET INTEREST INCOME
-------------------
The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 1998 decreased $800 thousand from 1997 to $191.4 million. Comparing 1997 to 1996, net interest income (FTE) increased $2.1 million.

Components of Net Interest Income
=====================================================================================
(In millions)                                         1998         1997         1996
-------------------------------------------------------------------------------------
Interest income                                     $266.8       $270.7       $274.2
Interest expense                                     (86.7)       (88.1)       (91.7)
FTE adjustment                                        11.3          9.6          7.6
-------------------------------------------------------------------------------------
    Net interest income (FTE)                       $191.4       $192.2       $190.1
=====================================================================================
Net interest margin (FTE)                             5.52%        5.63%        5.54%
=====================================================================================

Interest income (FTE) decreased $2.2 million from 1997, primarily due to a 34 basis point decrease in loan yields, reflecting the general interest rate environment, partially offset by an increase of 9 basis points in investment yields, resulting in a combined decrease of 18 basis points in earning-asset yields. The effect of this decline was in part offset by a $50.9 million increase in average balances, with loans and investment securities growing $14.1 million and $36.8 million, respectively, from 1997 levels. The increase in loans was concentrated in targeted commercial and residential real estate credits, and the increase in investment balances was primarily due to increases in tax-free and corporate securities. The decrease of interest income in 1998 was partially offset by a $1.4 million reduction in interest expense. This decrease was primarily due to a reduction of 13 basis points in rates paid on deposits combined with an $11.0 million increase in the average balance of non-interest bearing demand deposits, in part offset by a $19.8 million increase in the average balance of interest-bearing liabilities.
Interest income (FTE) decreased $3.5 million from 1996 to 1997, primarily due to a $20.0 million decrease in average earning-asset balances. Most types of consumer loans decreased, partially offset by increases in targeted commercial credits. The average investment portfolio balances also decreased from 1996, as reductions in short-term funds sold, participation certificates and U.S. Treasury securities were in part offset by increases in tax-free and U.S. Agency securities. The revenue decrease in 1997 was more than offset by a $3.6 million decrease in interest expense, the result of a decrease of 2 basis points in rates paid on interest-bearing liabilities combined with a $92.5 million decrease in average balances, and a $31.0 million increase in the average balance of interest-free demand deposits.

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

Distribution of average assets, liabilities and shareholders' equity.
Yields/rates and interest margin.
=====================================================================================
                                                           Full Year 1998
                                              ---------------------------------------
                                                               Interest        Rates
                                                  Average       Income/      Earned/
(Dollars in thousands)                             Balance      Expense         Paid
-------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                  $1,003          $42         4.23 %
Trading account securities                              --           --           --
Investment securities
  Taxable                                          854,315       53,699         6.29
  Tax-exempt                                       348,040       24,889         7.15

Loans:
  Commercial                                     1,427,788      129,258         9.05
  Real estate construction                          60,123        7,089        11.79
  Real estate residential                          386,066       27,729         7.18
  Consumer                                         388,106       35,340         9.11
                                                ----------    ---------
Earning assets                                   3,465,440      278,046         8.02

Other assets                                       313,012
                                               -----------
    Total assets                                $3,778,452
                                               ===========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                     $791,952
  Savings and interest-bearing
    transaction                                  1,461,764       30,264         2.07 %
  Time less than $100,000                          438,052       21,840         4.99
  Time $100,000 or more                            381,754       19,247         5.04
                                                ----------    ---------
    Total interest-bearing deposits              2,281,570       71,351         3.13
Funds purchased                                    243,736       11,670         4.79
Debt financing and notes payable                    52,083        3,644         7.00
                                                ----------    ---------
  Total interest-bearing liabilities             2,577,389       86,665         3.36
Other liabilities                                   32,259
Shareholders' equity                               376,852
                                               -----------
  Total liabilities and shareholders' equity    $3,778,452
                                               ===========
Net interest spread (1)                                                         4.66 %
Net interest income and interest margin (2)                    $191,381         5.52 %
                                                              =========       ======

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of average assets, liabilities and shareholders' equity. Yields/rates and interest margin.

=====================================================================================
                                                           Full Year 1997
                                              ---------------------------------------
                                                               Interest        Rates
                                                  Average       Income/      Earned/
(Dollars in thousands)                             Balance      Expense         Paid
-------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                 $30,125       $1,635         5.43 %
Trading account securities                              --           --           --
Investment securities
  Taxable                                          849,564       51,819         6.10
  Tax-exempt                                       286,851       22,069         7.69

Loans:
  Commercial                                     1,394,425      129,473         9.29
  Real estate construction                          85,409        9,386        10.99
  Real estate residential                          350,825       27,138         7.74
  Consumer                                         417,389       38,756         9.29
                                                ----------    ---------
Earning assets                                   3,414,588      280,276         8.21

Other assets                                       335,063
                                               -----------
    Total assets                                $3,749,651
                                               ===========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                     $781,001
  Savings and interest-bearing
    transaction                                  1,533,939       34,742         2.26 %
  Time less than $100,000                          479,692       24,425         5.09
  Time $100,000 or more                            323,840       17,097         5.28
                                                ----------    ---------
    Total interest-bearing deposits              2,337,471       76,264         3.26
Funds purchased                                    162,592        7,803         4.80
Debt financing and notes payable                    57,483        3,987         6.94
                                                ----------    ---------
  Total interest-bearing liabilities             2,557,546       88,054         3.44
Other liabilities                                   32,499
Shareholders' equity                               378,605
                                               -----------
  Total liabilities and shareholders' equity    $3,749,651
                                               ===========
Net interest spread (1)                                                         4.77 %
Net interest income and interest margin (2)                    $192,222         5.63 %
                                                              =========       ======

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of average assets, liabilities and shareholders' equity. Yields/rates and interest margin.


=====================================================================================
                                                           Full Year 1996
                                              ---------------------------------------
                                                               Interest        Rates
                                                  Average       Income/      Earned/
(Dollars in thousands)                             Balance      Expense         Paid
-------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                 $94,612       $5,218         5.52 %
Trading account securities                              17            1         4.61
Investment securities
  Taxable                                          800,097       47,649         5.96
  Tax-exempt                                       290,326       20,274         6.98

Loans:
  Commercial                                     1,344,626      126,582         9.41
  Real estate construction                         118,893       12,515        10.53
  Real estate residential                          320,440       26,486         8.27
  Consumer                                         465,561       43,116         9.26
                                                ----------    ---------
Earning assets                                   3,434,572      281,841         8.21

Other assets                                       346,613
                                               -----------
    Total assets                                $3,781,185
                                               ===========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                     $750,204
  Savings and interest-bearing
    transaction                                  1,559,532       34,936         2.24 %
  Time less than $100,000                          520,968       26,143         5.02
  Time $100,000 or more                            313,050       16,506         5.27
                                                ----------    ---------
    Total interest-bearing deposits              2,393,549       77,585         3.24
Funds purchased                                    196,453        9,974         5.08
Debt financing and notes payable                    60,045        4,141         6.90
                                                ----------    ---------
  Total interest-bearing liabilities             2,650,047       91,700         3.46
Other liabilities                                   26,847
Shareholders' equity                               354,086
                                               -----------
  Total liabilities and shareholders' equity    $3,781,184
                                               ===========
Net interest spread (1)                                                         4.75 %
Net interest income and interest margin (2)                    $190,141         5.54 %
                                                              =========       ======

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Rate and Volume Variances
-------------------------
The following table sets forth a summary of the changes in interest income and interest expense from changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have  been allocated in proportion to the
respective volume and rate components.
========================================================================
                                      For the Years Ended December 31,
                                          1998 Compared with 1997
------------------------------------------------------------------------
(In thousands)                         Volume         Rate        Total
------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold         ($1,298)       ($295)     ($1,593)
  Trading account securities               --           --           --
  Investment securities (1)
         Taxable                          291        1,589        1,880
         Tax-exempt                     4,212       (1,392)       2,820

  Loans:
    Commercial (1)                      4,850       (5,065)        (215)
    Real estate construction           (3,048)         751       (2,297)
    Real estate residential             2,050       (1,459)         591
    Consumer                           (2,678)        (738)      (3,416)
------------------------------------------------------------------------
      Total loans (1)                   1,174       (6,511)      (5,337)
------------------------------------------------------------------------
Total increase (decrease) in
  interest and fee income (1)           4,379       (6,609)      (2,230)
------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing           (1,585)      (2,893)      (4,478)
    Time less than $ 100,000           (2,085)        (500)      (2,585)
    Time $ 100,000 or more              2,873         (723)       2,150
------------------------------------------------------------------------
  Total interest-bearing                 (797)      (4,116)      (4,913)
  Funds purchased                       3,885          (18)       3,867
  Notes and mortgages payable            (378)          35         (343)
------------------------------------------------------------------------
    Total increase (decrease) in
         interest expense               2,710       (4,099)      (1,389)
------------------------------------------------------------------------
   Increase (decrease) in
      net interest income (1)          $1,669      ($2,510)       ($841)
========================================================================
(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


Rate and Volume Variances
========================================================================
                                      For the Years Ended December 31,
                                          1997 Compared with 1996
------------------------------------------------------------------------
(In thousands)                         Volume         Rate        Total
------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold         ($3,501)        ($82)     ($3,583)
  Trading account securities               (1)          --           (1)
  Investment securities (1)
         Taxable                        2,997        1,173        4,170
         Tax-exempt                      (239)       2,034        1,795

  Loans:
    Commercial (1)                      4,586       (1,695)       2,891
    Real estate construction           (3,709)         580       (3,129)
    Real estate residential             2,014       (1,362)         652
    Consumer                           (4,473)         113       (4,360)
------------------------------------------------------------------------
      Total loans (1)                  (1,582)      (2,364)      (3,946)
------------------------------------------------------------------------
Total (decrease) increase in
  interest and fee income (1)          (2,326)         761       (1,565)
------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing             (593)         399         (194)
    Time less than $ 100,000           (2,109)         390       (1,719)
    Time $ 100,000 or more                570           21          591
------------------------------------------------------------------------
  Total interest-bearing               (2,132)         811       (1,321)
  Funds purchased                      (1,648)        (524)      (2,172)
  Notes and mortgages payable            (178)          25         (153)
------------------------------------------------------------------------
    Total (decrease) increase in
         interest expense              (3,958)         312       (3,646)
------------------------------------------------------------------------
   Increase in net
      interest income (1)              $1,632         $449       $2,081
========================================================================
(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses was $5.2 million for 1998, compared to $7.6 million in 1997 and $12.3 million in 1996. The reductions in the provision in 1998 and 1997 reflect the results of the Company's continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


INVESTMENT PORTFOLIO
--------------------
The Company maintains a securities portfolio consisting of U.S Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

The objective of the investment securities held to maturity is to strengthen the portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 109 months at December 31, 1998 and, on the same date, those investments included $202.3 million in fixed rate and $24.7 million in adjustable rate securities.

Investment securities available for sale are generally used to supplement the Banks' liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1998, the Company held $987.7 million classified as investments available for sale. At December 31, 1998, an unrealized gain of $20.7 million net of taxes of $15.0 million related to these securities, was held in shareholders' equity.

The Company had no trading securities at December 31, 1998.

For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

The following table shows the carrying amount (fair value) of the Company's investment securities available for sale as of the dates indicated:

=====================================================================================
At December 31,                                       1998         1997         1996
-------------------------------------------------------------------------------------
                                                           (In thousands)
U.S. Treasury                                     $248,610     $277,790     $299,739
U.S. Government agencies and corporations          121,304      181,124      274,468
States and political subdivisions                  213,315      203,405      128,631
Asset backed securities                            165,398      184,377       94,282
Other                                              239,034      156,538       95,341
-------------------------------------------------------------------------------------
  Total                                           $987,661   $1,003,234     $892,461
=====================================================================================

The following table sets forth the relative maturities and yields of the Company's available-for-sale securities (stated at amortized cost) at December 31, 1998. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Available for sale
==========================================================================================================================
                                                 After One   After Five
                                       Within   but Within   but Within    After Ten   Mortgage-
(Dollars in thousands)               One Year   Five Years    Ten Years        Years      backed        Other       Total
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury                        $171,786      $73,328          $--          $--         $--          $--    $245,114
     Interest rate                       6.13%        5.72%         --%          --%         --%          --%        6.00%
U.S. Government agencies
  and corporations                    $12,000      $83,332         $121          $99         $--          $--     $95,552
     Interest rate                       5.89%        5.86%        8.93%        8.79%        --%          --%        5.87%
States and political
  subdivisions                         $5,696      $33,807      $58,505     $107,240         $--          $--    $205,248
     Interest rate                       9.57%        7.03%        8.22%        7.92%        --%          --%        7.90%
Asset-backed                              $--     $115,372      $48,617          $--         $--          $--    $163,989
     Interest rate                        --%         6.08%        5.86%         --%         --%          --%        6.02%
Other                                 $21,267     $171,175       $5,247          $--         $--          $--    $197,689
     Interest rate                       6.25%        6.15%        6.53%         --%         --%          --%        6.17%
--------------------------------------------------------------------------------------------------------------------------
  Subtotal                           $210,749     $477,014     $112,490     $107,339         $--          $--    $907,592
     Interest rate                       6.22%        6.08%        7.12%        7.92%        --%          --%        6.46%
Mortgage-backed                           $--          $--          $--          $--     $24,493          $--     $24,493
     Interest rate                        --%          --%          --%          --%        5.94%         --%        5.94%
Other without set maturities              $--          $--          $--          $--         $--      $19,871     $19,871
     Interest rate                        --%          --%          --%          --%         --%         8.69%       8.69%
--------------------------------------------------------------------------------------------------------------------------
    Total                            $210,749     $477,014     $112,490     $107,339     $24,493      $19,871    $951,956
     Interest rate                       6.22%        6.08%        7.12%        7.92%       5.94%        8.69%       6.49%
==========================================================================================================================

The following table shows the carrying amount (amortized cost) and fair value of the Company's investment securities held to
maturity as of the dates indicated:
-------------------------------------------------------------------------------------
At December 31,                                       1998         1997         1996
-------------------------------------------------------------------------------------
                                                           (In thousands)
U.S. Treasury                                          $--          $--         $998
U.S. Government agencies and corporations           69,235       83,656       79,743
States and political subdivisions                  147,118      136,965      131,343
Asset-backed                                            --           --          191
Other                                               10,640       10,339        3,157
-------------------------------------------------------------------------------------
  Total                                           $226,993     $230,960     $215,432
=====================================================================================
Fair value                                        $233,790     $236,896     $218,009
=====================================================================================

The following table sets forth the relative maturities and yields of the Company's held-to-maturity securities at December 31, 1998. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Held to maturity
--------------------------------------------------------------------------------------------------------------------------
                                                 After One   After Five
                                       Within   but Within   but Within    After Ten   Mortgage-
(Dollars in thousands)               One Year   Five Years    Ten Years        Years      backed        Other       Total
--------------------------------------------------------------------------------------------------------------------------

U.S. Treasury                             $--          $--          $--          $--         $--          $--         $--
     Interest rate                        --%          --%          --%          --%         --%          --%         --%
U.S. Government Agencies
  and Corporations                        $--          $--          $--          $--         $--          $--         $--
     Interest rate                        --%          --%          --%          --%         --%          --%         --%
States and Political
  Subdivisions                         $2,217      $22,838      $88,547      $33,516         $--          $--    $147,118
     Interest rate                       6.94%        8.53%        8.12%        8.34%        --%          --%        8.22%
Asset-backed                              $--          $--          $--          $--         $--          $--         $--
     Interest rate                        --%          --%          --%          --%         --%          --%         --%
Other                                     $--          $--          $--      $10,640         $--          $--     $10,640
     Interest rate                        --%          --%          --%         5.46%        --%          --%        5.46%
--------------------------------------------------------------------------------------------------------------------------
  Subtotal                             $2,217      $22,838      $88,547      $44,156         $--          $--    $157,758
     Interest rate                       6.94%        8.53%        8.12%        7.65%        --%          --%        8.03%
Mortgage-backed                           $--          $--          $--          $--     $69,235          $--     $69,235
     Interest rate                        --%          --%          --%          --%        6.05%         --%        6.05%
--------------------------------------------------------------------------------------------------------------------------
    Total                              $2,217      $22,838      $88,547      $44,156     $69,235          $--    $226,993
     Interest rate                       9.65%        8.03%        7.61%        7.39%       6.05%         --%        7.43%
==========================================================================================================================

LOAN PORTFOLIO
--------------
The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

==============================================================================================================
                                                                           At December 31,
                                              ----------------------------------------------------------------
(In thousands)                                        1998         1997         1996        1995         1994
--------------------------------------------------------------------------------------------------------------
Commercial and commercial real estate           $1,476,912   $1,437,118   $1,455,984  $1,260,082   $1,244,561
Real estate construction                            57,998       66,782      101,136     128,901      175,962
Real estate residential                            384,128      361,909      276,951     378,971      333,685
Consumer                                           385,204      404,382      462,734     502,441      528,875
Unearned income                                     (6,345)      (8,254)      (9,565)    (12,248)     (16,381)
--------------------------------------------------------------------------------------------------------------
Gross loans                                      2,297,897    2,261,937    2,287,240   2,258,147    2,266,702
Allowance for loan losses                          (51,304)     (50,630)     (50,921)    (48,494)     (46,580)
--------------------------------------------------------------------------------------------------------------
Net loans                                       $2,246,593   $2,211,307   $2,236,319  $2,209,653   $2,220,122
==============================================================================================================

Maturities and sensitivities of selected loans to changes in
------------------------------------------------------------
interest rates
--------------
The following table shows the maturity distribution and interest rate sensitivity of commercial and real estate construction loans at December 31, 1998. Balances exclude loans to individuals and residential mortgages totaling $763.0 million. These types of loans are typically paid in monthly installments over a number of years.

=================================================================================================
                                                    Within       One to        After
(In thousands)                                    One Year   Five Years   Five Years       Total
-------------------------------------------------------------------------------------------------
Commercial and commercial real estate *           $881,290     $219,947     $375,675  $1,476,912
Real estate construction                            57,998           --           --      57,998
-------------------------------------------------------------------------------------------------
Total                                             $939,288     $219,947     $375,675  $1,534,910
=================================================================================================
Loans with fixed interest rates                   $272,512     $219,947     $375,675    $868,134
Loans with floating interest rates                 666,776           --           --     666,776
-------------------------------------------------------------------------------------------------
Total                                             $939,288     $219,947     $375,675  $1,534,910
=================================================================================================

* Includes demand loans


COMMITMENTS AND LETTERS OF CREDIT
---------------------------------
It is not the policy of the Company to issue formal commitments on lines of credit except to a limited number of well established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of Letters of Credit to facilitate the customers' particular business transactions. Commitment fees generally are not charged except where Letters of Credit are involved. Commitments and lines of credit typically mature within one year. For further information, see Note 12 to the consolidated financial statements.


ASSET QUALITY
-------------
The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with higher credit risk and increase diversification of earning assets. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all non-performing assets and potential problem loans, and receive an elevated level of attention to ensure collection.
The following summarizes the Company's classified assets for the periods indicated:
========================================================================
                                                       At December 31,
(In millions)                                         1998         1997
------------------------------------------------------------------------
Classified loans                                     $50.8        $67.5
Other classified assets                                4.3          7.4
------------------------------------------------------------------------
Total classified assets                              $55.1        $74.9
========================================================================

Classified loans at December 31, 1998 decreased $16.7 million or 25 percent to $50.8 million from December 31, 1997, reflecting the implementation of the Company's active work-out standards and charge-offs of graded loans acquired through the Merger. Other classified assets decreased $3.1 million from prior year, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral.

Non-performing assets
---------------------
Non-performing assets include non-accrual loans, loans 90 or more days past due and still accruing and other real estate owned. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as "performing non-accrual" and are included in total non-performing assets. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional payments received after that point are recorded as interest income on a cash basis. Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.
The following table summarizes the non-performing assets of the Company for the periods indicated:

==============================================================================================================
                                                                        At December 31,
                                              ----------------------------------------------------------------
(In millions)                                         1998         1997         1996        1995         1994
--------------------------------------------------------------------------------------------------------------
Performing non-accrual loans                          $1.8         $1.6         $4.3        $2.4         $2.0
Non-performing non-accrual loans                       6.8         16.5         12.5        25.0         15.6
--------------------------------------------------------------------------------------------------------------
  Non-accrual loans                                    8.6         18.1         16.8        27.4         17.6
--------------------------------------------------------------------------------------------------------------
Restructured loans                                      --           --          0.2         0.3          0.6
Loans 90 or more days past due
  and still accruing                                   0.5          1.0          1.8         1.7          4.8
Other real estate owned                                4.3          7.4          9.9         7.6         11.7
--------------------------------------------------------------------------------------------------------------
  Total non-performing assets                        $13.4        $26.5        $28.7       $37.0        $34.7
==============================================================================================================
Allowance for loan losses as a
  percentage of non-accrual loans
  and loans 90 or more days past
  due and still accruing                               564%         265%         274%        167%         208%
Allowance for loan losses as a  percentage
  of total non-performing assets                       383%         191%         177%        131%         134%
==============================================================================================================

Performing non-accrual loans increased $200 thousand to $1.8 million at December 31, 1998 while non-performing non-accrual loans decreased $9.7 million to $6.8 million at December 31, 1998, primarily due to sales, pay-offs and transfers to other real estate owned of commercial real estate loans.

The $3.1 million decrease in other real estate owned balances from December 31, 1997 was due to write-downs and liquidations net of additions from non-accrual loans on loans with real estate collateral. The decrease in other real estate owned balances at December 31, 1997 from December 31, 1996 was also due to write-downs and liquidations net of additions of non-accrual loans with real estate collateral.

The amount of gross interest income that would have been recorded for non-accrual loans for the year ended December 31, 1998, if all such loans had been current in accordance with their original terms while outstanding during the period, was $855 thousand and $1.6 million, each, in 1997 and 1996. The amount of interest income that was recognized on non-accrual loans from cash payments made in 1998, 1997 and 1996 was $573 thousand, $462 thousand and $270 thousand, respectively. Cash payments received, which were applied against the book balance of performing and non-performing non-accrual loans outstanding at December 31, 1998, totaled approximately $952 thousand, compared to $573 thousand and $111 thousand in 1997 and 1996, respectively.

The overall credit quality of the loan portfolio continues to be strong; however, the total non-performing assets could fluctuate from year to year. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain non-performing asset levels; however, the Company can give no assurance that additional increases in non-accrual loans will not occur in future periods.

Loan loss experience
--------------------
The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on those loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $51.3 million allowance for loan losses, which constituted 2.23 percent of total loans at December 31, 1998, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future allowance levels.
The following table summarizes the loan loss experience of the Company for the years indicated:

==============================================================================================================
                                                                        At December 31,
                                              ----------------------------------------------------------------
(In thousands)                                        1998         1997         1996        1995         1994
--------------------------------------------------------------------------------------------------------------
Total loans outstanding                         $2,297,897   $2,261,937   $2,287,240  $2,258,147   $2,266,702
Average loans outstanding during the period      2,262,082    2,248,048    2,249,520   2,254,946    2,105,164
==============================================================================================================
Analysis of the reserve:
Beginning balance                                  $50,630      $50,921      $48,494     $46,580      $42,413
Additions to the reserve charged to
  operating expense                                  5,180        7,645       12,306      15,228       11,378
Allowance acquired through merger                       --           --        1,665          --        1,755
Credit losses:
  Commercial and commercial real estate             (5,113)      (6,825)      (7,998)     (7,395)      (5,752)
  Real estate construction                              --         (962)        (781)     (1,401)        (790)
  Real estate residential                              (97)        (374)      (1,862)     (3,682)      (2,069)
  Consumer                                          (3,358)      (4,323)      (5,376)     (3,740)      (3,207)
--------------------------------------------------------------------------------------------------------------
Total                                               (8,568)     (12,484)     (16,017)    (16,218)     (11,818)

Credit loss recoveries:
  Commercial and commercial real estate              2,305        2,499        2,227       1,517        1,417
  Real estate construction                              10          160           44           3           65
  Real estate residential                                1           34           72          26           --
  Consumer                                           1,746        1,855        2,130       1,358        1,370
--------------------------------------------------------------------------------------------------------------
Total                                                4,062        4,548        4,473       2,904        2,852
--------------------------------------------------------------------------------------------------------------
Net credit losses                                   (4,506)      (7,936)     (11,544)    (13,314)      (8,966)
--------------------------------------------------------------------------------------------------------------
Balance, end of period                             $51,304      $50,630      $50,921     $48,494      $46,580
==============================================================================================================
Net credit losses to average loans                    0.20%        0.35%        0.51%       0.59%        0.43%
Allowance for loan losses as a percentage
  of loans outstanding                                2.23%        2.24%        2.23%       2.15%        2.05%
==============================================================================================================


Allocation of the Allowance for Loan Losses
-------------------------------------------
The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:
=================================================================================================
                                                           1998                      1997
                                              ---------------------------------------------------
                                                Allocation     Loans as   Allocation    Loans as
                                                    of the      Percent       of the     Percent
                                                 Allowance     of Total    Allowance    of Total
(Dollars in thousands)                             Balance        Loans      Balance       Loans
-------------------------------------------------------------------------------------------------
Commercial                                         $22,240           64%     $22,649          63%
Real estate construction                             4,055            3        4,374           3
Real estate residential                                310           17           87          16
Consumer                                             4,260           16        4,356          18
Unallocated portion of the reserve                  20,439           --       19,164          --
-------------------------------------------------------------------------------------------------
Total                                              $51,304          100%     $50,630         100%
=================================================================================================

==========================================================================================================================
                                                           1996                      1995                     1994
                                              ----------------------------------------------------------------------------
                                                Allocation     Loans as   Allocation    Loans as   Allocation    Loans as
                                                    of the      Percent       of the     Percent       of the     Percent
                                                   Reserve     of Total      Reserve    of Total      Reserve    of Total
(Dollars in thousands)                             Balance        Loans      Balance       Loans      Balance       Loans
--------------------------------------------------------------------------------------------------------------------------
Commercial                                         $22,743           64%     $21,849          56%     $19,202          55%
Real estate construction                             3,471            4        5,683           6        3,852           8
Real estate residential                              2,489           12        1,733          16        2,021          15
Consumer                                             6,543           20        6,401          22        6,513          22
Unallocated portion of the reserve                  15,675           --       12,828          --       14,992          --
--------------------------------------------------------------------------------------------------------------------------
Total                                              $50,921          100%     $48,494         100%     $46,580         100%
==========================================================================================================================

The decrease in the allocation of commercial loans from December
1997 to December 1998 is primarily due to the reduction in the balance of criticized loans and the reallocation of specific reserves after the Merger.

The Company considers a loan to be impaired when, based on current information and events, it is "probable" that a creditor will be unable to collect all amounts due (principal and interest)
according to the contractual terms of the loan agreement. The measurement of impairment may be based on (I) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to large groups of smaller-balance
homogeneous loans that are collectively evaluated for impairment.
In measuring impairment, the Company reviews all impaired
commercial and construction loans classified "Substandard" and "Doubtful" that meet materiality thresholds of $250 thousand and
$100 thousand, respectively. All "Loss" classified loans are fully reserved under the Company's standard loan loss reserve methodology. The Company considers classified loans below the established thresholds to represent immaterial loss risk.
Commercial and construction loans that are not classified, and large groups of smaller-balance homogeneous loans such as
installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company's standard loan loss reserve methodology. The Company generally identifies loans to be reported as impaired when such loans are in non-accrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan.
The following summarizes the Company's impaired loans for the periods indicated:
========================================================================
                                                      At December 31,
(In thousands)                                        1998         1997
------------------------------------------------------------------------
Non-accrual loans                                   $8,531      $18,146
Other                                                6,504        4,333
------------------------------------------------------------------------
Total impaired loans                               $15,035      $22,479
========================================================================
Specific reserves                                   $1,255       $2,238
========================================================================

The $6.5 million balance in loans classified as impaired as of December 31, 1998, other than non-accrual loans, is due to two commercial real estate loans, with combined principal outstanding balances of $5.4 million, having collateral exposure that may preclude ultimate full repayment, and one credit classified as a troubled debt restructuring with principal outstanding balance of $1.1 million. Payments on these credits were current at December 31, 1998.

The average balance of the Company's impaired loans for the year ended December 31, 1998 was $15.9 million compared to $22.0 million in 1997. The amount of that recorded investment for which there is no related allowance for credit losses was $0. In general, the Company does not recognize any interest income on trouble debt restructurings or loans that are classified as non-accrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.


ASSET AND LIABILITY MANAGEMENT
------------------------------
The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

In adjusting the Company's asset/liability position, its management ("Management") attempts to manage interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, Management may increase the Company's interest rate risk position in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. This analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario and a NII forecast using a rising (or falling) rate scenario, where the Federal Funds rate, serving as a "driver," is made to rise (or fall) evenly by 200 basis points over the 12-month forecast interval triggering a response in the other rates. Company policy requires that such simulated changes in NII should always be less than 10 percent or steps must be taken to reduce interest rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer inspection of the risk will be put in place to determine what steps could be taken to control risk should it grow worse. The following table summarizes the simulated change in NII, based on the 12-month period ending December 31, 1999:
===========================================================
(Dollars in millions)

Changes in                           Estimated Increase
Interest                             (Decrease) in NII
   Rates            Estimated     -----------------------
(Basis Points)     NII Amount          Amount      Percent
-----------------------------------------------------------

+200                   $195.3            $2.3          1.2%
  --                    193.0              --           --
-200                    189.3            (3.7)        -1.9%
===========================================================

Given the Company's historical experience on interest rate volatility, the results of the NII simulations shown in the above table reflect the categorization of interest-bearing transaction and savings deposits as having their repricing spread over one year and by less than the full change in market rates, rather than repricing fully in the first month.

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

Interest rate sensitivity analysis
----------------------------------
The following table summarizes the interest rate sensitivity gaps inherent in the Company's asset and liability portfolios at December 31, 1998:

==========================================================================================================================
                                                                                                         Non-
Repricing Within (days)                               0-90       91-180      181-365    Over 365    Repricing       Total
--------------------------------------------------------------------------------------------------------------------------
Assets                                                                  (In millions)
  Investment securities                                $71          $84         $162        $898          $--      $1,215
  Loans                                                918          106          140       1,134           --       2,298
  Other assets                                          --           --           --          --          331         331
--------------------------------------------------------------------------------------------------------------------------
    Total assets                                      $989         $190         $302      $2,032         $331      $3,844
==========================================================================================================================
Liabilities and Shareholders' Equity
  Deposits:
    Non-interest bearing                               $--          $--          $--         $--         $843        $843
    Interest-bearing:
      Transaction                                      601           --           --          --           --         601
      Money market savings                             180          180          265          --           --         625
      Passbook savings                                 278           --           --          --           --         278
      Time                                             535          144          108          55           --         842
  Short-term borrowings                                204           --           --          --           --         204
  Debt financing and notes payable                      --           --            5          43           --          48
  Other liabilities                                     --           --           --          --           34          34
  Shareholders' equity                                  --           --           --          --          369         369
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity                           $1,798         $324         $378         $98       $1,246      $3,844
==========================================================================================================================
Net (liabilities) assets subject
  to repricing                                       ($809)       ($134)        ($76)     $1,934        ($915)
--------------------------------------------------------------------------------------------------------------
Cumulative net (liabilities) assets
  subject to repricing                               ($809)       ($943)     ($1,019)       $915          $--
==============================================================================================================

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

Liquidity
---------
The principal sources of asset liquidity are marketable investment securities available for sale. At December 31, 1998, investment securities available for sale totaled $987.7 million. In addition, the Company generated significant liquidity from its operating activities. The Company's profitability in 1998, 1997 and 1996 generated substantial cash flows, included in the total provided from operations of $63.3 million, $78.7 million and $56.7 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of customer deposits and short- and long-term borrowings from banks.

During 1998, the effect of the Company's stock repurchase program and dividends paid to shareholders of $104.8 million and $21.9 million, respectively, in addition to a $61.2 million decrease in short-term borrowings, more than offset the increase of $110.5 million in customers' deposits. During 1997 and 1996, deposits decreased $150.2 million and $108.0 million, respectively. Cash used by the Company in 1997 and 1996 for its share repurchase program and other retirement of stock activities totaled $35.6 million and $27.6 million, respectively, and dividends paid to the Company's shareholders were $13.4 million in 1997 and $15.0 million in 1996. These cash outflows exceeded a $97.4 million increase in short-term borrowings in 1997 and the issuance of $22.5 million of the Company's Senior Notes in 1996, the largest cash generators through financing activities during those years. These were the major factors in the total net cash outflows used by financing activities of $69.9 million, $91.3 million and $147.2 million, respectively, for 1998, 1997 and 1996.

The Company uses cash to make investments in loans and investment securities. Net disbursements of loans were $42.4 million in 1998, compared to net repayments of loan balances of $9.1 million in 1997 and $22.3 million in 1996. As a result of the increase in loan volume in 1998, the Company reduced its investment in securities by $23.4 million in 1998. However, the intention of the Company is to increase loan volume without jeopardizing credit quality; this was the primary reason for investing excess cash flows in lower-risk investment securities in 1997, which increased $106.2 million during that year. This compares with a decrease in 1996 of $87.6 million, mostly due to pre-Merger activity.

The Company anticipates increasing its cash levels through the end of 1999 mainly due to increased profitability and retained earnings. For the same period, it is anticipated that the investment securities portfolio and demand for loans will continue to moderately increase. The growth in deposit balances is expected to follow the anticipated growth in loan and investment balances through the end of 1999.

Line of Credit
--------------
On July 31, 1998, the Company entered into an agreement with a well-established financial institution, establishing a line of credit for general corporate purposes including the repurchase of its stock. The line of credit has a one-year term and an available commitment amount ranging from $60 million, during the first nine months, reduced by $7.5 million during each of the following three months to $37.5 million. The interest rate of this line of credit is set by the lender based on various factors, including costs and desired return, general economic conditions and other factors. The Company may elect an optional interest rate equal to the Cayman Rate plus .33 percentage points, subject to certain specific conditions as defined in the agreement. During the third quarter of 1998, the Company drew $3.0 million on this line; the rate on the line was 5.93 percent. The rate chosen by the Company of this line of credit was the Cayman Rate plus .33 percentage points. At December 31, 1998, there were no outstanding balances drawn on this line. At December 31, 1998, the Cayman Rate plus .33 percentage points was 5.39 percent.


CAPITAL RESOURCES
-----------------
The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company's capital position represents the level of capital available to support continued operations and expansion.

Since the beginning of 1994 and through December 31, 1998, the Board of Directors of the Company has authorized the repurchase of
4.3 million shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 996 thousand shares of its common stock in the open market during 1998, 1.0 million in 1997, and 1.2 million, 721 thousand and 93 thousand in 1996, 1995 and 1994, respectively. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition to these systematic repurchases, a new plan to repurchase 3.0 million additional shares of the Company's common stock (the "Program") was approved by the Board of Directors on June 25, 1998. The Company's strong capital position and healthy profitability contributed to the initiation of this Program, which was being implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to this Program, the Company repurchased 2.1 million shares of its common stock during the third and fourth quarters of 1998, at an average price of approximately $30 per share.

The Company's primary capital resource is shareholders' equity, which decreased $38.6 million or 9 percent from the previous year end and decreased $10.7 million or 3 percent from December 31, 1996. The ratio of total risk-based capital to risk-adjusted assets was 13.79 percent at December 31, 1998, compared to 14.76 percent at December 31, 1997. Tier I risk-based capital to risk-adjusted assets was 11.87 percent at December 31, 1998, compared to 12.82 percent at December 31, 1997.

Capital to Risk-Adjusted Assets
=====================================================================================
                                                                             Minimum
                                                                          Regulatory
                                                                             Capital
At December 31,                                       1998         1997 Requirements
-------------------------------------------------------------------------------------
Tier I Capital                                       11.87%       12.82%        4.00%
Total Capital                                        13.79%       14.76%        8.00%
Leverage ratio                                        9.39%        9.97%        4.00%
=====================================================================================

The risk-based capital ratios declined in 1998 primarily due to reductions in equity capital resulting from share repurchase programs. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized."


FINANCIAL RATIOS
----------------
The following table shows key financial ratios for the periods indicated:

=================================================================================================
For the years ended December 31,                                   1998         1997        1996
-------------------------------------------------------------------------------------------------
Return on average total assets                                     1.94%        1.28%       1.24%
Return on shareholders' equity                                    19.48%       12.71%      13.22%
Average shareholders' equity as a percentage of:
  Average total assets                                             9.97%       10.10%       9.36%
  Average total loans                                             16.66%       16.84%      15.74%
  Average total deposits                                          12.26%       12.14%      11.26%
Dividend payout ratio (diluted EPS)                               30.00%       33.00%      28.00%
=================================================================================================

DEPOSIT CATEGORIES
------------------
The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.

The following table summarizes the Company's average daily amount of deposits and the rates paid for the periods indicated:

==============================================================================================================
                                              1998                                   1997
                              --------------------------------------------------------------------------------
                                                Percentage                            Percentage
                                      Average     of Total                   Average    of Total
(Dollars in thousands)                Balance     Deposits       Rate *      Balance    Deposits       Rate *
--------------------------------------------------------------------------------------------------------------
Non-interest bearing demand          $791,952         25.8%         --%     $781,001        25.0%         --%
Interest bearing:
  Transaction                         554,834         18.0%        1.14%     548,139        17.6%        1.22%
  Savings                             906,930         29.5%        2.64%     985,800        31.6%        2.84%
  Time less than $100 thousand        438,052         14.3%        4.99%     479,692        15.4%        5.09%
  Time $100 thousand or more          381,754         12.4%        5.04%     323,840        10.4%        5.28%
--------------------------------------------------------------------------------------------------------------
Total                              $3,073,522       100.00%        3.13%  $3,118,472      100.00%        3.26%
==============================================================================================================

*Rate is computed based on interest-bearing deposits


========================================================================
                                              1996
                              ------------------------------------------
                                                Percentage
                                      Average     of Total
(Dollars in thousands)                Balance     Deposits       Rate *
------------------------------------------------------------------------
Non-interest bearing demand          $750,204         23.9%         --%
Interest bearing:
  Transaction                         523,973         16.7%        1.23%
  Savings                           1,035,559         32.9%        2.75%
  Time less than $100 thousand        520,968         16.5%        5.02%
  Time $100 thousand or more          313,050         10.0%        5.27%
------------------------------------------------------------------------
Total                              $3,143,754       100.00%        3.24%
========================================================================
*Rate is computed based on interest-bearing deposits

In 1998, total average deposits decreased 1 percent from 1997 primarily due to decreases in savings and retail certificates of deposits as a result of the anticipated runoff of business reflective of market conditions. However, to counteract this effect, time certificates of deposit of $100 thousand or more increased 18 percent, and aggressive policies in place resulted in a 1 percent increase in the average balance of non-interest bearing and transaction demand accounts.

In 1997, total average deposits decreased 1 percent primarily due to decreases in savings and retail certificates of deposit as a result of the runoff of business that was anticipated after the Merger. However, aggressive policies in place contributed to the 4 percent increase in the average balance of non-interest bearing and transaction demand accounts.

The following sets forth, by time remaining to maturity, the Company's domestic time deposits in amounts of $100 thousand or more:
===========================================================
                                         At December 31,
(In thousands)                                     1998
-----------------------------------------------------------
Three months or less                              $332,038
Over three through six months                       40,678
Over six through twelve months                      36,034
Over twelve months                                   9,434
-----------------------------------------------------------
Total                                             $418,184
===========================================================


SHORT-TERM BORROWINGS
---------------------
The following table sets forth the short-term borrowings of the Company for the periods indicated:

=====================================================================================
                                                             At December 31,
(In thousands)                                        1998         1997         1996
-------------------------------------------------------------------------------------
Federal funds purchased                            $50,000      $50,000       $6,300
Other borrowed funds:
  Retail repurchase agreements                      28,693      103,346      112,594
  Other                                            124,978      111,502       48,553
-------------------------------------------------------------------------------------
Total other borrowed funds                        $153,671     $214,848     $161,147
-------------------------------------------------------------------------------------
  Total short-term borrowed funds                 $203,671     $264,848     $167,447
=====================================================================================

Further detail of the other borrowed funds is as follows:
=====================================================================================
(In thousands)                                        1998         1997         1996
-------------------------------------------------------------------------------------
Outstanding:
  Average for the year                            $195,415     $153,013     $172,808
  Maximum during the year                          247,799      227,463      217,589

Interest rates:
  Average for the year                                4.61%        4.73%        5.07%
  Average at year end                                 3.49%        4.76%        4.90%
=====================================================================================

NON-INTEREST INCOME
-------------------
Components of Non-Interest Income
=====================================================================================
(In millions)                                         1998         1997         1996
-------------------------------------------------------------------------------------
Service charges on deposit accounts                  $20.1        $20.6        $21.0
Merchant credit card                                   3.2          3.7          4.5
Financial services commissions                         1.7          1.2          0.8
Mortgage banking                                       1.4          1.5          2.0
Trust fees                                             0.6          0.5          0.4
Other                                                 10.8          9.5          7.6
-------------------------------------------------------------------------------------
    Total                                            $37.8        $37.0        $36.3
=====================================================================================

Non-interest income was $37.8 million in 1998, $800 thousand higher than 1997. Gains realized on asset sales were $1.3 million higher than prior year. Financial services commissions were $500 thousand higher than 1997 primarily due to higher sales volume and additional products offered. Trust fees were $100 thousand higher due to the Company's continuing efforts to expand personal and retirement plan business. Unfavorable non-interest income year-to-year changes from 1997 include $500 thousand lower deposit account fees, including lower volume of account maintenance, and lower overdrafts and returned item fees, as business customers maintained larger account balances to compensate for these services. In addition, merchant credit card income was $500 thousand lower than 1997 and mortgage banking income was $100 thousand lower mainly due to declining servicing income.

Non-interest income was $37.0 million in 1997, $700 thousand higher than 1996. Other non-interest income was $1.9 million higher, including higher gains on asset sales. In addition, financial services commissions were $400 thousand higher than 1996 primarily due to higher sales volume resulting from additional services and trust fees were $100 thousand higher than 1996 primarily due to increased personal and retirement plan business. Partially offsetting these changes, credit card merchant fees were $800 thousand lower than prior year, mortgage banking income was $500 thousand lower due to lower refinancing volumes resulting in lower income from sales of loans and servicing fees, and deposit account fees were $400 thousand lower due to reduced volume partially offset by higher account analysis fees assessed.


NON-INTEREST EXPENSE
--------------------

Components of Non-Interest Expense
=====================================================================================
(In millions, except full-time
equivalent staff)                                     1998         1997         1996
-------------------------------------------------------------------------------------
Salaries                                             $40.0        $50.4        $47.6
Other personnel benefits                              11.1         12.1         13.4
Occupancy                                             11.6         22.2         17.5
Equipment                                              7.4         10.8         10.1
Data processing                                        5.9          6.2          6.0
Professional fees                                      2.3          9.2          6.0
Stationery and supplies                                1.8          2.5          1.5
Loan expense                                           1.5          1.7          1.8
Advertising and public relations                       1.4          1.9          3.3
Merchant credit card                                   1.2          1.7          2.3
Operational losses                                     1.0          1.2          1.5
FDIC insurance assessment                              0.4          0.4          0.1
Other real estate owned                                0.3          1.0          1.0
Insurance                                              0.2          0.5          0.8
Other                                                 15.3         16.1         23.2
-------------------------------------------------------------------------------------
    Total                                           $101.4       $137.9       $136.1
=====================================================================================
Average full-time equivalent staff                   1,135        1,288        1,569
Non-interest expense to
  revenues ("efficiency ratio")(FTE)                  44.2%        60.1%        60.1%
=====================================================================================

Non-interest expense of $101.4 million in 1998 was $36.5 million lower than 1997, as the Company's efficiency ratio dropped to an all-time low. The reduction reflects successful efforts to control costs through efficiencies and consolidation of operations. In addition, approximately $18.8 million in one-time costs related to the Merger were included in 1997. All non-interest expense categories decreased from 1997 levels. Occupancy and equipment costs were $14.0 million lower, mainly due to expenses related to facilities closures. Employee related expenses were $11.4 million lower due to one-time Merger related costs in 1997 and streamlining of operations in 1998, as reflected in the reduction of 153 full-time equivalent staff. In addition, professional fees were reduced $6.9 million from prior year, and stationery and supplies and other real estate owned costs decreased $700 thousand, each, from 1997 levels also due to increased Merger costs incurred in 1997. The reductions from 1997 in merchant credit card and advertising and public relations costs of $500 thousand each, data processing and insurance costs of $300 thousand each, and loan expenses and operational losses of $200 thousand each, are also mainly due to post-Merger efficiencies.

Non-interest expense increased $1.8 million in 1997 compared to 1996. Major increases from 1996 relate to costs of approximately $18.8 million in connection with the Merger, which are included in employee-related expenses, occupancy and equipment, stationery and supplies, professional fees and data processing expenses. Partially offsetting these changes, other non-interest expense decreased $7.1 million, principally due to merger integration and branch restructuring costs recognized at ValliCorp Holdings, Inc. during 1996, in connection with its three acquisitions effected in February, March and September of that year, and its planned branch sales in the first and second quarters of 1997. In addition, expenses were reduced in 1997 in advertising and public relations, merchant credit card, insurance and other costs, primarily due to merger efficiencies.

The ratio of average assets per full-time equivalent staff was $3.33 million in 1998 compared to $2.91 million and $2.41 million in 1997 and 1996, respectively. The reduction of the average number of full-time equivalent staff from 1,569 in 1996 to 1,288 and 1,135 in 1997 and 1998, respectively, is reflective of the Company's strategy to improve efficiency.


PROVISION FOR INCOME TAX
------------------------
The provision for income tax increased by $13.6 million in 1998 mainly as a direct result of higher pretax income partially offset by an increase in tax-exempt interest income from municipal securities and loans. The 1998 provision of $38.0 million reflects an effective tax rate of 34.1 percent compared to provisions of $26.0 million in 1997 and $23.6 million in 1996, representing effective tax rates of 35.1 percent and 33.5 percent, respectively.


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

The Company's State of Readiness
--------------------------------
The Company engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. Thus, the focus of the Company is to monitor the progress of its primary software providers toward Year 2000 compliance and prepare to test future-date sensitive data of the Company in simulated processing.

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

In the first phase, the Company conducted a thorough evaluation of current information technology systems, software and embedded technologies, resulting in the identification of 43 mission critical systems that could be affected by Year 2000 issues. Non-information technology systems such as climate control systems, elevators and vault security equipment, were also surveyed. This stage of the Year 2000 compliance process is complete.

In phase two of the process, results from the inventory were assessed to determine the Year 2000 impact and what actions were required to obtain Year 2000 compliance. For the Company's internal systems, actions needed ranged from application upgrades on data processing mainframe computer services to management reporting and satellite software systems. The Company opted for a course of action that will result in upgrading or replacing all critical internal systems. This stage of the Year 2000 compliance process is complete.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be completed by the first quarter of 1999. The Company estimates that the software conversion phase was approximately 95 percent completed at December 31, 1998. Each of the upgrades and/or replacements, to the extent economically feasible, is run through a test environment before it is implemented. It is also tested to see how well it integrates with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements is scheduled to be completed by the middle of the second quarter of 1999.

The fourth phase, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers and customers, as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunication companies, public utilities and credit customers. Included in the credit analysis process, the Company has developed a project plan for assessing the Year 2000 readiness of its credit customers, with a target date of December 31, 1998 for its initial assessment of the response of significant customers. The evaluations undertaken to assess all third-party risks include communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated and, as of December 31, 1998, no significant problems have been identified. These evaluations will be followed with contingency plans, which are ongoing and scheduled to be completed in the second quarter of 1999, with follow up reviews scheduled through the remainder of 1999.

Contingency Plan
----------------
The final phase of the Company's Year 2000 compliance program relates to contingency plans. The Company maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded to address Year 2000-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems integration testing identify additional business functions at risk. Such enhancements to existing plans will likely include remediation of systems, reinstallation of software, installation of third-party vendor software or some combination of alternatives.

Costs
-----
As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Company. The estimated value of internal resources allocated to the Year 2000 project is approximately $3.9 million, of which $3.1 million had been expended through December 31, 1998. The priority given to Year 2000 work may result in extending the time for completing some other technology projects; these delays are not expected to have a material effect on the Company's business. The Company's total cost associated with required modifications to become Year 2000 compliant is not expected to be material to its results of operations, liquidity and capital resources.

Risks
-----
Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company believes that, with the implementation of new or upgraded business systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the Company is also dependent upon the power and telecommunications infrastructure within the United States, and processes large volumes of transactions through various clearing houses and correspondent banks. The most reasonably likely worst case scenario would be that the Company may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the Company's Year 2000 Project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

Forward-Looking Statement Disclosure
------------------------------------
Readers are cautioned that forward-looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for the Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995." In addition, the preceding statements concerning Year 2000 compliance are hereby designated as Year 2000 readiness disclosures under the Year 2000 Information and Readiness Disclosure Act.


CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR PROVISIONS
-------------------------------------------------------------------
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
-------------------------------------------------------
The Company is including the following cautionary statement to take advantage of the "Safe Harbor" provisions of the Private
Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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



ITEM 8. Financial Statements and Supplementary Data
---------------------------------------------------

Index to Financial Statements
-----------------------------

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Independent Auditors' Report

Management's Letter of Financial Responsibility

Other Independent Auditors' Report





WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
---------------------------
(In thousands)

================================================================================================
Balances as of December 31,                                                   1998         1997
------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents (Note 15)                                   $229,734     $250,824
    Money market assets                                                        250          250
    Investment securities available for sale (Note 2)                      987,661    1,003,234
    Investment securities held to maturity; market values of
        $233,790 in 1998 and $236,896 in 1997 (Note 2)                     226,993      230,960
    Loans, net of an allowance for loan losses of:
       $51,304 in 1998 and $50,630 in 1997 (Notes 3,4 and 14)            2,246,593    2,211,307
    Other real estate owned                                                  4,315        7,381
    Premises and equipment, net (Notes 5 and 6)                             45,971       48,412
    Interest receivable and other assets (Note 9)                          102,781       96,076
------------------------------------------------------------------------------------------------
             Total assets                                               $3,844,298   $3,848,444
================================================================================================


LIABILITIES
    Deposits:
      Non-interest bearing                                                $842,919     $852,153
      Interest bearing:
        Transaction                                                        600,502      554,825
        Savings                                                            903,141      902,381
        Time (Notes 2 and 6)                                               842,443      769,142
------------------------------------------------------------------------------------------------
        Total deposits                                                   3,189,005    3,078,501
    Short-term borrowed funds (Note 6)                                     203,671      264,848
    Liability for interest, taxes and
      other expenses (Note 9)                                               35,526       45,443
    Debt financing and notes payable (Note 6)                               47,500       52,500
------------------------------------------------------------------------------------------------
          Total liabilities                                              3,475,702    3,441,292
------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (Notes 7 and 15)
    Common Stock (no par value)
        Authorized - 150,000 shares
        Issued and outstanding - 39,828 in 1998 and 42,799 in 1997         195,156      198,517
    Accumulated other comprehensive income:
        Unrealized gain on securities available for sale, net               20,184       17,923
    Retained earnings                                                      153,256      190,712
------------------------------------------------------------------------------------------------
          Total shareholders' equity                                       368,596      407,152
------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                 $3,844,298   $3,848,444
================================================================================================

See accompanying notes to consolidated financial statements.



WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------
(In thousands, except per share data)

================================================================================================
For the years ended December 31,                                1998          1997         1996
------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                       $195,656      $201,999     $206,887
Money market assets and funds sold                                42         1,635        5,219
Investment securities:
    Available for sale
        Taxable                                               47,785        46,620       41,416
        Tax-exempt                                             9,713         7,957        7,353
    Held to maturity
        Taxable                                                5,914         5,199        6,233
        Tax-exempt                                             7,710         7,260        7,074
------------------------------------------------------------------------------------------------
    Total interest income                                    266,820       270,670      274,182
------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Transaction deposits                                           6,321         6,706        6,462
Savings deposits                                              23,943        28,036       28,474
Time deposits (Note 6)                                        41,087        41,522       42,649
Funds purchased (Note 6)                                      11,670         7,803        9,974
Debt financing and notes payable (Note 6)                      3,644         3,987        4,141
------------------------------------------------------------------------------------------------
    Total interest expense                                    86,665        88,054       91,700
------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                          180,155       182,616      182,482
------------------------------------------------------------------------------------------------
Provision for loan losses                                      5,180         7,645       12,306
------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES (Note 3)                          174,975       174,971      170,176
------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service charges on deposit accounts                           20,052        20,624       20,984
Merchant credit card                                           3,229         3,737        4,549
Financial services commissions                                 1,676         1,153          788
Mortgage banking                                               1,437         1,521        1,986
Trust fees                                                       626           504          386
Other                                                         10,785         9,474        7,614
------------------------------------------------------------------------------------------------
    Total non-interest income                                 37,805        37,013       36,307

NON-INTEREST EXPENSE
Salaries and related benefits (Note 13)                       51,094        62,485       61,033
Occupancy (Notes 5 and 11)                                    11,582        22,166       17,466
Furniture and equipment (Notes 5 and 11)                       7,372        10,799       10,075
Data processing                                                5,940         6,234        6,029
Professional fees                                              2,250         9,185        5,997
Other real estate owned and property held for sale               339         1,121          955
Other                                                         22,831        25,888       34,496
------------------------------------------------------------------------------------------------
    Total non-interest expense                               101,408       137,878      136,051
------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                   111,372        74,106       70,432
 Provision for income taxes (Note 9)                          37,976        25,990       23,605
------------------------------------------------------------------------------------------------
NET INCOME                                                   $73,396       $48,116      $46,827
================================================================================================
Comprehensive income, net:
  Change in unrealized gain on securities
  available for sale, net                                      2,261        11,904        4,864
------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                         $75,657       $60,020      $51,691
================================================================================================
Average shares outstanding                                    41,797        43,040       42,759
Diluted average shares outstanding                            42,524        43,827       43,358

PER SHARE DATA (Note 7)
Basic earnings                                                 $1.76         $1.12        $1.10
Diluted earnings                                                1.73          1.10         1.08
Dividends paid                                                  0.52          0.36         0.30


See accompanying notes to consolidated financial statements.



WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------
(In thousands)

================================================================================================
                                                         Accumulated
                                                               Other
                                                       Comprehensive      Retained
                                          Common Stock        Income      Earnings        Total
------------------------------------------------------------------------------------------------
December 31, 1995                             $178,374        $1,155      $170,849     $350,378
Net income for the year                             --            --        46,827       46,827
Stock issued                                    17,892            --            --       17,892
Purchase of treasury stock                      (5,253)           --            --       (5,253)
Purchase and retirement of stock                (3,803)           --       (18,505)     (22,308)
Dividends                                           --            --       (13,121)     (13,121)
Unrealized gain on securities
  available for sale, net                           --         4,864            --        4,864
------------------------------------------------------------------------------------------------
December 31, 1996                              187,210         6,019       186,050      379,279
Net income for the year                             --            --        48,116       48,116
Stock issued                                    16,853            --            --       16,853
Purchase and retirement of stock                (5,546)           --       (30,048)     (35,594)
Dividends                                           --            --       (13,406)     (13,406)
Unrealized gain on securities
  available for sale, net                           --        11,904            --       11,904
------------------------------------------------------------------------------------------------
December 31, 1997                              198,517        17,923       190,712      407,152
Net income for the year                             --            --        73,396       73,396
Stock issued                                    12,475            --            --       12,475
Purchase and retirement of stock               (15,836)           --       (88,988)    (104,824)
Dividends                                           --            --       (21,864)     (21,864)
Unrealized gain on securities
  available for sale, net                           --         2,261            --        2,261
------------------------------------------------------------------------------------------------
December 31, 1998                             $195,156       $20,184      $153,256     $368,596
================================================================================================


See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(In thousands)

======================================================================================================
For the years ended December 31,                                     1998          1997         1996
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                         $73,396       $48,116      $46,827
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                      8,623         9,828        9,995
  Loan loss provision                                                5,180         7,645       12,306
  Amortization of deferred net loan fees   (cost)                      431        (1,215)      (1,105)
  Decrease in interest income receivable                             1,533         1,460        1,586
  (Increase) decrease in other assets                              (14,361)          940      (14,735)
  Increase (decrease) in income taxes payable                        1,752         3,135       (1,224)
  Increase (decrease) in interest expense payable                      401          (321)         559
  Decrease in other liabilities                                    (10,683)       (5,340)      (4,309)
  Gain on sales of branches                                             --          (678)          --
  Net (gain) loss on sales/write-down of equipment                    (309)        7,785          212
  Originations of loans for resale                                 (23,578)      (12,157)     (56,988)
  Net proceeds from sale of loans originated for resale             21,374        19,301       62,920
  Net gain on sale of property acquired in satisfaction of debt     (1,043)       (1,184)        (173)
  Write-down on property acquired in satisfaction of debt              579         1,422          834
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           63,295        78,737       56,705
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net cash obtained in merger                                             --            --        4,391
Net (disbursements) repayments of loans                            (42,429)        9,102       22,290
Purchases of investment securities available for sale             (332,747)     (441,926)    (339,666)
Purchases of investment securities held to maturity                (54,685)      (73,115)     (26,448)
Purchases of property, plant and equipment                          (4,195)       (5,036)     (19,158)
Proceeds from maturity of securities available for sale            314,321       327,738      294,339
Proceeds from maturity of securities held to maturity               58,653        57,588      116,898
Proceeds from sale of securities available for sale                 37,898        23,538       42,430
Proceeds from sale of property and equipment                         1,419         4,004        1,965
Proceeds from property acquired in satisfaction
   of debt                                                           7,266         6,327        5,676
------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                (14,499)      (91,780)     102,717
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                110,504      (150,199)    (108,027)
Net (decrease) increase in short-term borrowings                   (61,177)       97,401      (18,585)
Additions net of principal payments on notes and mortgages payable      --            --       (5,015)
(Repayments) additions to notes payable                             (5,000)       (6,365)      22,500
Exercise of stock options/issuance of shares                        12,475        16,853        4,541
Retirement of common stock                                        (104,824)      (35,594)     (27,561)
Dividends paid                                                     (21,864)      (13,406)     (15,005)
------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                              (69,886)      (91,310)    (147,152)
------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (21,090)     (104,353)      12,270
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                     250,824       355,177      342,907
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $229,734      $250,824     $355,177
======================================================================================================

SUPPLEMENTAL DISCLOSURES:
Supplemental disclosure of non-cash activities
  Loans transferred to other real estate owned                      $3,736        $2,604       $8,837
  Premises transferred to other real estate owned                       --         1,430           --
  Unrealized gain on securities available for sale, net              2,261        11,904        4,864
Supplemental disclosure of cash flow activity
  Interest paid for the period                                      86,264        88,168       89,999
  Income tax payments for the period                                30,902        25,297       26,086
  Conversion of subordinated notes into common stock                    --            --           84
  Financing sales of premises and other real estate                     --            --          345
  Common stock issued for Auburn Bancorp merger                         --            --       13,267

See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 1: Business and Accounting Policies
----------------------------------------

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

Summary of Significant Accounting Policies.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, and all the Company's subsidiaries which include the Banks, Community Banker Services Corporation and Subsidiary, Westcore and Westamerica Commercial Credit, Inc., a company engaged in financing accounts receivable and inventory lines of credit and term business loans. Significant intercompany transactions have been eliminated in consolidation. The statements of income and comprehensive income, changes in shareholders' equity and cash flows and the related footnotes herein for the year ended December 31, 1996 have been restated to reflect the merger with ValliCorp Holdings, Inc. (the "Merger") on April 12, 1997, accounted for as a pooling of interests.

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

Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are generally 90 days or less from maturity, presenting insignificant risk of changes in value because of interest rate volatility.

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

Intangible assets. Intangible assets (which are included in Other Assets) aggregating $12.1 million and $14.4 million (net of accumulated amortization of $15.2 million and $12.9 million) at December 31, 1998 and 1997, respectively, are comprised of core deposit intangibles and goodwill acquired in business combinations. Core deposit intangibles are amortized over the estimated lives of the existing deposit bases (10 years) on a straight-line basis. Goodwill of $8.7 million in 1998 and $9.6 million in 1997 (net of accumulated depreciation of $4.2 million and $3.3 million, respectively) is amortized on a straight-line basis over 15 years. Management periodically reviews the balances to determine if such balances have been impaired.

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

Derivative Instruments and Hedging Activities. In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 133 supersedes Statements No. 80 "Accounting for Future Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting operation. SFAS 133 is effective for all fiscal quarters of fiscal years beginning June 15, 1999, with early application encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after the issuance of the statement. SFAS 133 should not be applied retroactively to financial statements of prior periods.
The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial condition.

Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. In October, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"), which amends the disclosure requirements of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect that the adoption of SFAS 134 will have a material impact on its financial condition.

Other. Securities and other property held by the Banks in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries.

Reclassifications. Certain amounts in prior years' presentations have been reclassified to conform with the current presentation.
These reclassifications have no effect on previously reported income.


Note 2: Investment Securities
-----------------------------

An analysis of the available-for-sale investment securities
portfolio as of December 31, 1998, follows:
==================================================================================
                                                Gross         Gross     Estimated
                              Amortized    Unrealized    Unrealized        Market
(In thousands)                     Cost         Gains        Losses         Value
----------------------------------------------------------------------------------
U.S. Treasury securities       $245,114        $3,496          $ --      $248,610
Securities of U.S. Government
  agencies and corporations     120,045         1,554          (295)      121,304
Obligations of States and
  political subdivisions        205,248         8,318          (251)      213,315
Asset-backed securities         163,989         1,463           (54)      165,398
Other securities                217,560        21,755          (281)      239,034
----------------------------------------------------------------------------------
Total                          $951,956       $36,586         ($881)     $987,661
==================================================================================

An analysis of the held-to-maturity investment securities portfolio as of December 31, 1998, follows:
==================================================================================
                                                Gross         Gross     Estimated
                              Amortized    Unrealized    Unrealized        Market
(In thousands)                     Cost         Gains        Losses         Value
----------------------------------------------------------------------------------
Securities of U.S. Government
  agencies and corporations     $69,235          $549         ($862)      $68,922
Obligations of States and
  political subdivisions        147,118         7,195           (85)      154,228
Other securities                 10,640                                    10,640
----------------------------------------------------------------------------------
Total                          $226,993        $7,744         ($947)     $233,790
==================================================================================

An analysis of the available-for-sale investment securities
portfolio as of December 31, 1997, follows:
==================================================================================
                                                Gross         Gross     Estimated
                              Amortized    Unrealized    Unrealized        Market
(In thousands)                     Cost         Gains        Losses         Value
----------------------------------------------------------------------------------
U.S. Treasury securities       $276,009        $1,845          ($64)     $277,790
Securities of U.S. Government
  agencies and corporations     180,792           963          (631)      181,124
Obligations of States and
  political subdivisions        196,811         6,653           (59)      203,405
Asset-backed securities         183,982           518          (123)      184,377
Other securities                133,837        22,834          (133)      156,538
----------------------------------------------------------------------------------
Total                          $971,431       $32,813       ($1,010)   $1,003,234
==================================================================================

An analysis of the held-to-maturity investment securities portfolio as of December 31, 1997, follows:
==================================================================================
                                                Gross         Gross     Estimated
                              Amortized    Unrealized    Unrealized        Market
(In thousands)                     Cost         Gains        Losses         Value
----------------------------------------------------------------------------------
Securities of U.S. Government
  agencies and corporations     $83,656          $460         ($611)      $83,505
Obligations of States and
  political subdivisions        136,965         6,126           (39)      143,052
Other securities                 10,339            --            --        10,339
----------------------------------------------------------------------------------
Total                          $230,960        $6,586         ($650)     $236,896
==================================================================================

The amortized cost and estimated market value of securities at
December 31, 1998, by contractual maturity, are shown in the following table:
==================================================================================
                               Securities Available         Securities Held
                                    for Sale                  to Maturity
----------------------------------------------------------------------------------
                                            Estimated                   Estimated
Maturity in years             Amortized        Market     Amortized        Market
(In thousands)                     Cost         Value          Cost         Value
----------------------------------------------------------------------------------
1 year or less                 $210,749      $212,304        $2,217        $2,219
1 to 5 years                    477,014       484,608        22,838        23,490
5 to 10 years                   112,490       116,065        88,548        92,985
Over 10 years                   107,339       111,441        33,515        35,534
----------------------------------------------------------------------------------
Sub-total                       907,592       924,418       147,118       154,228
Mortgage-backed                  24,493        25,281        69,235        68,922
Other securities                 19,871        37,962        10,640        10,640
----------------------------------------------------------------------------------
Total                          $951,956      $987,661      $226,993      $233,790
==================================================================================

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 1998 and 1997, the Company had no high-risk collateralized mortgage obligations. As of December 31, 1998, $607.1 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $515.3 million in 1997.


Note 3: Loans and Allowance for Loan Losses
-------------------------------------------

Loans at December 31, consisted of the following:
==================================================================================
(In thousands)                                                 1998          1997
----------------------------------------------------------------------------------
Commercial                                                 $725,677      $744,382

Real estate-commercial                                      751,235       692,736
Real estate-construction                                     57,998        66,782
Real estate-residential                                     384,128       361,909
----------------------------------------------------------------------------------
  Total real estate loans                                 1,193,361     1,121,427

Installment and personal                                    385,204       404,382
Unearned income                                              (6,345)       (8,254)
----------------------------------------------------------------------------------
  Gross loans                                             2,297,897     2,261,937
Allowance for loan losses                                   (51,304)      (50,630)
----------------------------------------------------------------------------------
    Net loans                                            $2,246,593    $2,211,307
==================================================================================

Included in real estate-residential at December 31, 1998 and 1997 are loans held for resale of $13.3 million and $3.3 million, respectively, the cost of which approximates market value.

The following summarizes the allowance for loan losses of the
Company for the periods indicated:
==================================================================================
(In thousands)                                   1998          1997          1996
----------------------------------------------------------------------------------
Balance at January 1,                         $50,630       $50,921       $48,494
Provision for loan losses                       5,180         7,645        12,306

Loans charged off                              (8,568)      (12,484)      (16,017)
Recoveries of loans previously
  previously charged off                        4,062         4,548         4,473
Allowance acquired through merger                  --            --         1,665
----------------------------------------------------------------------------------
Balance at December 31,                       $51,304       $50,630       $50,921
==================================================================================


The following is a summary of interest foregone on non-accrual and restructured loans for the years ended December 31:
==================================================================================
(In thousands)                                   1998          1997          1996
----------------------------------------------------------------------------------
Interest income that would have been
recognized had the loans performed
in accordance with their original terms          $855        $1,632        $1,642
Less: Interest income recognized on
non-accrual and restructured loans               (573)         (462)         (270)
----------------------------------------------------------------------------------
Interest foregone on non-accrual
   and restructured loans                        $282        $1,170        $1,372
==================================================================================

There were no commitments to lend additional funds to borrowers whose loans are included above.

At December 31, 1998, the recorded investment in loans for which impairment was recognized totaled $15.0 million compared to $22.5 million at December 31, 1997. The specific reserves at December 31, 1998 and 1997 were $1.3 million and $2.2 million, respectively. The amount of that recorded investment for which there is no related allowance for credit losses was $0. For the year ended December 31, 1998, the average recorded net investment in impaired loans was approximately $15.9 million compared to $22.0 million and $24.2 million, respectively, at December 31, 1997 and 1996. In general, the Company does not recognize any interest income on trouble debt restructurings or on loans that are classified as non-accrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.


Note 4: Concentration of Credit Risk
------------------------------------

The Company's business activity is with customers in Northern and Central California. The loan portfolio is well diversified with no industry comprising greater than 10 percent of total loans outstanding as of December 31, 1998 and 1997.

The Company has a significant amount of credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $95.3 million and $69.8 million at December 31, 1998 and 1997, respectively. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75 percent on commercial real estate loans and no greater than 80 percent on residential real estate loans.


Note 5: Premises and Equipment
------------------------------

Premises and equipment as of December 31 consisted of the
following:
==================================================================================
                                                        Accumulated
                                                       Depreciation
                                                                and      Net Book
(In thousands)                                   Cost  Amortization         Value
----------------------------------------------------------------------------------
1998
Land                                          $10,360         $-          $10,360
Buildings and improvements                     33,729        (9,757)       23,972
Leasehold improvements                          5,763        (3,616)        2,147
Furniture and equipment                        17,745        (8,253)        9,492
----------------------------------------------------------------------------------
  Total                                       $67,597      ($21,626)      $45,971
==================================================================================
1997
Land                                          $10,365         $-          $10,365
Buildings and improvements                     34,756        (9,437)       25,319
Leasehold improvements                          5,864        (3,413)        2,451
Furniture and equipment                        19,650        (9,373)       10,277
----------------------------------------------------------------------------------
  Total                                       $70,635      ($22,223)      $48,412
==================================================================================

Depreciation and amortization included in operating expenses amounted to $5.5 million in 1998, $7.5 million in 1997 and $8.5 million in 1996.


Note 6: Borrowed Funds
----------------------

Debt financing and notes payable, including the unsecured
obligations of the Company, as of December 31, 1998 and 1997, were as follows:
==================================================================================
(In thousands)                                                 1998          1997
----------------------------------------------------------------------------------
Federal Home Loan Bank notes in increments
of $5.0 million starting in 1994 and each
dated December 1. Interest payable quarterly
at prime minus 2.05% to 2.32%; principal
payable annually in $5.0 million increments
collateralized by $30.0 million of commercial
and mortgage loans.                                          $5,000       $10,000

Subordinated note, issued by Westamerica
Bank, originated in December 1993 and
maturing September 30, 2003. Interest of
6.99% per annum is payable semiannually on
March 31 and September 30, with  principal
payment due at maturity.                                     20,000        20,000

Senior notes, originated in February 1996
and maturing February 1, 2006. Interest of
7.11% per annum is payable semiannually on
February 1 and August 1, with certain required
payments commencing February 1, 2000 and
the remaining principal amount due at maturity.              22,500        22,500

----------------------------------------------------------------------------------
Total debt financing and notes payable                      $47,500       $52,500
==================================================================================

The prime rate related to all financing arrangements was 7.75% and 8.50% at December 31, 1998 and 1997, respectively.

The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is currently in compliance with all of the covenants in the senior notes indenture.

At December 31, 1998 and 1997, the Company had unused lines of credit amounting to $62.5 million and $2.5 million, respectively. Compensating balance arrangements are not significant to the operations of the Company. At December 31, 1998 and 1997, the Banks had $418.2 million and $311.1 million, respectively, in time deposit accounts in excess of $100 thousand. Interest on these time deposit accounts in 1998, 1997 and 1996 was $19.2 million, $17.1 million and $16.8 million, respectively.

Funds purchased include federal funds purchased and securities sold with repurchase agreements. Fed funds purchased were $50.0 million at December 31, 1998 and 1997. Securities sold with repurchase agreements were $28.7 million at December 31, 1998 and $103.3 million at December 31, 1997. Securities under these repurchase agreements are held in the custody of independent securities brokers.


NOTE 7:  SHAREHOLDERS' EQUITY
-----------------------------
In 1995, the Company adopted the 1995 Stock Option Plan. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of this plan, 5.4 million shares were reserved for issuance over a period of ten years. Since the adoption of this plan and until its termination, on January 1 of each year 2 percent of the Company's issued and outstanding shares of common stock is to be reserved for granting. At December 31, 1998, 1997, and 1996, approximately 856 thousand, 566 thousand, and 588 thousand shares, respectively, were reserved for issuance. Options are granted at fair market value and are generally exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. A Restricted Performance Share ("RPS") grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.
Under the Stock Option Plan adopted by the Company in 1985, 2.3 million shares were reserved for issuance. Stock appreciation rights, incentive stock options and non-qualified stock options were available under this plan. Options were granted at fair market value and were generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option had a maximum ten-year term while non-qualified stock options may have had a longer term. The 1985 plan was amended in 1990 to provide for RPS grants, which became fully vested after three years of being awarded, provided that the Company had attained its performance goals for such three-year period.
PV Financial, CapitolBank Sacramento, and North Bay Bancorp had separate stock option plans (the "Option Plans") whereby options were granted to certain officers, directors, and employees. Following the effective dates of the mergers, the Option Plans were terminated and all outstanding options were substituted for the Company's options, adjusted for the exchange ratios as defined in the merger agreements.
ValliCorp Holdings, Inc. also had separate stock option plans whereby options were granted to certain officers, directors, and employees. Effective April 12, 1997, all ValliCorp Holdings, Inc. option plans were terminated. All outstanding options were substituted for the Company's stock options, adjusted for the exchange ratio as defined in the merger agreement. At December 31, 1996, 442,490 shares were available for issuance. There were 95,496 options granted in 1996 under these plans.
Stock Options. A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates, follows:

=============================================================================================================================
                                                      1998                        1997                            1996
                                        -------------------------------------------------------------------------------------
                                                           Weighted                      Weighted                   Weighted
                                                            Average                       Average                    Average
                                               Number      Exercise        Number        Exercise          Number   Exercise
                                            of shares         Price     of shares           Price       of shares      Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year            2,094,387           $12     2,703,450             $10       2,623,974         $9
Granted                                       604,591            33       522,150              19         783,589         14
Exercised                                    (326,450)           10    (1,056,165)             11        (528,281)         7
Forfeited                                     (82,834)           15       (75,048)             16        (175,832)        13
-----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                  2,289,694           $18     2,094,387             $12       2,703,450        $11
-----------------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year          1,251,197                   1,147,920                       1,322,049
=============================================================================================================================

The following table summarizes information about options
outstanding at December 31, 1998 and 1997:
==================================================================================================
1998
--------------------------------------------------------------------------------------------------
                                    Options Outstanding             Options Exercisable
--------------------------------------------------------------------------------------------------
                               Weighted
                                Average                    Weighted                      Weighted
                     Number   Remaining                     Average        Number         Average
                Outstanding Contractual                    Exercise   Exercisable        Exercise
                at 12/31/98        Life                       Price      12/31/98           Price
--------------------------------------------------------------------------------------------------
 $ 3 - 5             89,088         2.5 years                    $4        89,088              $4
   5 - 7            131,172         2.5                           6       129,245               6
   7 - 8             13,944         2.0                           8        13,944               8
   8 - 9            139,500         4.0                           8       139,500               8
   9 - 10           242,418         5.0                           9       242,418               9
  10 - 12           241,874         6.0                          10       241,874              10
  12 - 14             1,146         7.0                          13         1,146              13
  14 - 15            11,370         5.5                          14        11,370              14
  15 - 19           388,577         7.0                          15       248,427              15
  19 - 20           434,865         8.0                          19       134,185              19
       33           595,740         9.0                          33           ---             ---
--------------------------------------------------------------------------------------------------
 $ 3 - 33         2,289,694         7.0 years                   $18     1,251,197             $11
==================================================================================================

==================================================================================================
1997
--------------------------------------------------------------------------------------------------
                                    Options Outstanding               Options Exercisable
--------------------------------------------------------------------------------------------------
                               Weighted
                                Average                    Weighted                      Weighted
                     Number   Remaining                     Average        Number         Average
                Outstanding Contractual                    Exercise   Exercisable        Exercise
                at 12/31/97        Life                       Price      12/31/97           Price
--------------------------------------------------------------------------------------------------
 $ 3 - 5            126,894         3.5 years                    $4        85,017              $4
   5 - 7            211,491           3                           6       208,920               6
   7 - 8            194,442         4.8                           8       194,442               8
   9 - 10           568,824         6.6                          10       463,773              10
  12 - 14            51,258         6.6                          14        51,258              14
       15           450,108           8                          15       144,510              15
       19           491,370           9                          19            --              --
--------------------------------------------------------------------------------------------------
 $ 3 - 19         2,094,387         6.7 years                   $12     1,147,920              $9
==================================================================================================

Restricted Performance Shares. A summary of the status of the
Company's RPSs as of December 31, 1998, 1997, and 1996, and changes during the years ended on those dates, follows:
==================================================================================================
                                   1998                        1997                          1996
--------------------------------------------------------------------------------------------------
Outstanding at beginning
  of year                       150,690                     268,050                       270,900
Granted                          27,780                      64,410                        76,800
Exercised                       (59,850)                    (99,750)                      (74,100)
Forfeited                            --                     (82,020)                       (5,550)
--------------------------------------------------------------------------------------------------
Outstanding at end of year      118,620                     150,690                       268,050
==================================================================================================

As of December 31, 1998, 1997, and 1996, the RPSs had a weighted-average contractual life of 1.1, 1.1, and 1.2 years, respectively. The Company expects that substantially all of the RPSs outstanding at December 31, 1998 will eventually vest based on projected performance. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock options. The compensation cost that had been charged against income for the Company's RPSs granted was $1.9 million, $2.6 million, and $1.6 million for 1998, 1997, and 1996, respectively. There were no stock appreciation rights or incentive stock options granted in 1998, 1997, and 1996.

The fair value of each non-qualified stock option grant is estimated on the date of the grant using the Modified Roll option-pricing model with the following assumptions used for calculating weighted-average RPS grants in 1998, 1997, and 1996.

==================================================================================================
                                                                                  1996
                                                                    ------------------------------
                                                                                        ValliCorp
                                                                      Westamerica       Holdings,
                                   1998          1997               Bancorporation           Inc.
--------------------------------------------------------------------------------------------------
Dividend yield                     1.64%         1.14%                       1.80%           2.50%
Expected volatility               20.00         21.43                       17.00           37.50
Risk-free interest rate            5.43          6.35                        5.40            6.20
Expected lives                6.0 years     6.0 years                   6.0 years       4.5 years
==================================================================================================

The weighted-average fair values of non-qualified stock options granted during 1998, 1997, and 1996, were $8.37, $4.64, and $4.06, respectively.

The fair value of each RPS is estimated on the date of the grant using the Modified Roll option-pricing model with the following assumptions used for calculating weighted-average RPS grants in 1998, 1997, and 1996.

==================================================================================================
                                   1998                        1997                          1996
--------------------------------------------------------------------------------------------------
Dividend yield                     1.64%                       1.14%                         1.80%
Expected volatility               20.00                       21.43                         17.00
Risk-free interest rate            5.35                        6.35                          5.15
Expected lives                3.0 years                   3.0 years                     3.0 years
==================================================================================================

The weighted-average fair values of the RPSs granted during 1998, 1997, and 1996 were $31.67, $19.25, and $14.83 respectively.

Had compensation cost for the Company's 1995 and 1985 Stock Option Plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

==================================================================================
(In thousands, except per share data)            1998          1997          1996
----------------------------------------------------------------------------------
Net income
    As reported                               $73,396       $48,116       $46,827
    Pro forma                                  70,954        47,298        46,278
Weighted average shares (basic)                41,797        43,040        42,759
Weighted average shares (diluted)              42,524        43,827        43,358
Earnings per share
    As reported (basic)                          1.76          1.12          1.10
    As reported (diluted)                        1.73          1.10          1.08
    Pro forma (basic)                            1.70          1.10          1.08
    Pro forma (diluted)                          1.67          1.08          1.07
==================================================================================

A reconciliation of the diluted EPS computation to the amounts used in the basic EPS computation for the years ended December 31, are as follows:

==================================================================================
                                                  Net     Number of     Per Share
(In thousands, except per share data)          Income        Shares        Amount
----------------------------------------------------------------------------------
1998
Basic EPS:
    Income available to
        common shareholders                   $73,396        41,797         $1.76
Effect of dilutive securities:
    Stock options outstanding                      --           727            --
----------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                           $73,396        42,524         $1.73
==================================================================================

1997
Basic EPS:
    Income available to
        common shareholders                   $48,116        43,040         $1.12
Effect of dilutive securities:
    Stock options outstanding                      --           787            --
----------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                           $48,116        43,827         $1.10
==================================================================================

1996
Basic EPS:
    Income available to
        common shareholders                   $46,827        42,759         $1.10
Effect of dilutive securities:
    Stock options outstanding                      --           599            --
----------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                           $46,827        43,358         $1.08
==================================================================================

Shareholders have authorized two new classes of 1.0 million shares each, to be denominated "Class B Common Stock" and "Preferred Stock," respectively, in addition to the 150.0 million shares of common presently authorized. At December 31, 1998, no shares of Class B Common Stock or Preferred Stock had been issued. In December 1986, the Company declared a dividend distribution of one common share purchase right (the "Right") for each outstanding share of common stock. The Rights are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 15 percent or more of the Company's stock without the prior consent of the Board of Directors. If the rights become exercisable, the holder may purchase one share of the Company's common stock for $21.667. Following an acquisition of 15 percent of the Company's common stock or 50 percent or more of its assets without prior consent of the Company, each Right will also entitle the holder to purchase $43.333 worth of common stock of the Company for $21.667. Under certain circumstances, the Rights may be redeemed by the Company at $.017 per Right prior to becoming exercisable and in certain circumstances thereafter. The Rights expire on December 31, 1999 or earlier, in connection with certain Board-approved transactions.


Note 8: Risk-Based Capital
--------------------------

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

As of December 31, 1998, the Company and the Banks met all capital adequacy requirements to which they are subject.

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

The following table shows capital ratios for the Company and the Banks as of December 31, 1998 and 1997:

=============================================================================================================================
                                                                                                              To Be Well
    1998                                                                                                   Capitalized Under
                                                                                                              the FDICIA
                                                                                 For Capital               Prompt Corrective
(In thousands)                                        Actual                  Adequacy Purposes            Action Provisions:
-----------------------------------------------------------------------------------------------------------------------------
                                               Amount         Ratio        Amount           Ratio          Amount      Ratio
-----------------------------------------------------------------------------------------------------------------------------
Total Capital (to risk-weighted assets)
    Consolidated Company                     $414,141         13.79%     $240,238            8.00%       $300,297      10.00%
    Westamerica Bank                          367,878         12.75%      230,737            8.00%        288,421      10.00%
    Bank of Lake County                         8,599         13.33%        5,162            8.00%          6,452      10.00%

Tier 1 Capital (to risk weighted assets)
    Consolidated Company                      356,434         11.87%      120,119            4.00%        180,178       6.00%
    Westamerica Bank                          305,661         10.60%      115,369            4.00%        173,053       6.00%
    Bank of Lake County                         7,782         12.06%        2,581            4.00%          3,871       6.00%

Leverage Ratio *
    Consolidated Company                      356,434          9.39%      151,812            4.00%        189,765       5.00%
    Westamerica Bank                          305,661          8.32%      146,996            4.00%        183,745       5.00%
    Bank of Lake County                         7,782          8.59%        3,626            4.00%          4,532       5.00%
=============================================================================================================================

=============================================================================================================================
                                                                                                              To Be Well
    1997                                                                                                   Capitalized Under
                                                                                                              the FDICIA
                                                                                 For Capital               Prompt Corrective
(In thousands)                                        Actual                  Adequacy Purposes            Action Provisions:
-----------------------------------------------------------------------------------------------------------------------------
                                               Amount         Ratio        Amount           Ratio          Amount      Ratio
-----------------------------------------------------------------------------------------------------------------------------
Total Capital (to risk-weighted assets)
    Consolidated Company                     $431,552         14.76%     $233,919            8.00%       $292,398      10.00%
    Westamerica Bank                          383,447         13.68%      224,306            8.00%        280,383      10.00%
    Bank of Lake County                         9,208         14.37%        5,126            8.00%          6,408      10.00%

Tier 1 Capital (to risk weighted assets)
    Consolidated Company                      374,828         12.82%      116,959            4.00%        175,439       6.00%
    Westamerica Bank                          322,228         11.49%      112,153            4.00%        168,230       6.00%
    Bank of Lake County                         8,398         13.11%        2,563            4.00%          3,845       6.00%

Leverage Ratio *
    Consolidated Company                      374,828          9.97%      150,312            4.00%        187,890       5.00%
    Westamerica Bank                          322,228          8.86%      145,512            4.00%        181,890       5.00%
    Bank of Lake County                         8,398          9.24%        3,637            4.00%          4,547       5.00%
=============================================================================================================================

 * The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio guideline is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.


Note 9: Income Taxes
--------------------

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the amounts reported in the financial statements of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Amounts for the current year are based upon estimates and assumptions as of the date of these financial statements and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1997 are primarily as a result of adjustments to conform to tax returns as filed.

The components of the net deferred tax asset as of December 31, are as follows:
====================================================================
(In thousands)                                   1998          1997
--------------------------------------------------------------------
Deferred tax asset
  Reserve for loan losses                     $20,833       $20,448
  State franchise taxes                         3,760         2,837
  Deferred compensation                         2,719         2,299
  Real estate owned                             1,033         2,276
  Interest on non-accrual loans                   604           426
  Reserve for long-term
    lease commitments                              62         1,080
  Other reserves                                  722           963
  Other                                         1,084           821
  Net operating loss carryforwards                326           584
  General tax credit carryforwards                215           215
--------------------------------------------------------------------
      Subtotal deferred tax asset              31,358        31,949
Valuation allowance                                --            --
--------------------------------------------------------------------
  Total deferred tax asset                     31,358        31,949
--------------------------------------------------------------------
Deferred tax liability
  Net deferred loan costs                       2,849         3,289
  Fixed assets                                  1,992         1,634
  Securities available for sale                15,164        13,523
  Intangible assets                               364           827
  Leases                                          746           675
  Other                                           118           210
--------------------------------------------------------------------
Total deferred tax liability                   21,233        20,158
--------------------------------------------------------------------
Net deferred tax asset                        $10,125       $11,791
====================================================================

The Company believes a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

==================================================================================
(In thousands)                                   1998          1997          1996
----------------------------------------------------------------------------------
Current income tax expense:
  Federal                                     $26,530       $18,164       $17,311
  State                                        11,421         8,223         7,805
----------------------------------------------------------------------------------
  Total current                                37,951        26,387        25,116
----------------------------------------------------------------------------------
Deferred income tax (benefit) expense:
  Federal                                        (184)         (594)       (1,620)
  State                                           209           197           (75)
----------------------------------------------------------------------------------
  Total deferred                                   25          (397)       (1,695)
Adjustment of net deferred tax asset
  for enacted changes in tax rates:
    Federal                                        --            --            --
    State                                          --            --           184
----------------------------------------------------------------------------------
Provision for income taxes                    $37,976       $25,990       $23,605
==================================================================================

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:
==================================================================================
(In thousands)                                   1998          1997          1996
----------------------------------------------------------------------------------
Federal income taxes due at
  statutory rate                              $38,980       $25,937       $24,669
(Reductions) increases in income
  taxes resulting from:
    Interest on state and municipal
    securities not taxable for
    federal income tax purposes                (7,815)       (6,872)       (5,906)
  Reduction in the valuation
    allowance                                      --          (486)           --
  State franchise taxes, net of
    federal income tax benefit                  7,560         5,473         5,198
  Costs related to acquisitions                    --         3,183           367
  Other                                          (749)       (1,245)         (723)
----------------------------------------------------------------------------------
Provision for income taxes                    $37,976       $25,990       $23,605
==================================================================================

At December 31, 1998, the Company had the following net operating loss and the general tax credit carryforwards for tax return purposes:

==================================================================================
                                             Net
Expires December 31,                    Operating Loss                Tax Credit
(In thousands)                           Carryforwards              Carryforwards
----------------------------------------------------------------------------------
    2003                                          $--                        $215
    2007                                          918                          --
    2008                                           14                          --
----------------------------------------------------------------------------------
  Total                                          $932                        $215
==================================================================================


Note 10: Fair Value of Financial Instruments
--------------------------------------------

The fair value of financial instruments does not represent actual amounts that may be realized upon the sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented represent the Company's best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. Such financial instruments and their estimated fair values at December 31, were:

==================================================================================
(In thousands)                                                 1998          1997
----------------------------------------------------------------------------------
Cash and cash equivalents                                  $229,734      $250,824
Money market assets                                             250           250
Interest and taxes receivable                                54,773        59,384
Non-interest bearing and interest-bearing
  transaction and savings deposits                        2,346,562     2,309,359
Funds purchased                                             203,671       264,848
Interest payable                                              6,970         6,569
==================================================================================

The fair values at December 31, of the following financial
instruments were estimated using quoted market prices:
----------------------------------------------------------------------------------
(In thousands)                                                 1998          1997
----------------------------------------------------------------------------------
Investment securities available for sale                   $987,661    $1,003,234
Investment securities held to maturity                      233,790       236,896
==================================================================================

Loans were separated into two groups for valuation. Variable rate loans, except for those described below which reprice frequently with changes in market rates, were valued using historical data. Fixed rate loans and variable rate loans that have reached their maximum rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $51.3 million allowance for loan losses in 1998 and $50.6 million in 1997 were applied against the estimated fair values to recognize future defaults of contractual cash flows. The estimated fair values of loans at December 31, were:

==================================================================================
(In thousands)                                                 1998          1997
----------------------------------------------------------------------------------
Loans                                                    $2,254,747    $2,210,087
==================================================================================

The fair values of time deposits and notes and mortgages payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The estimated fair values at December 31, were:

==================================================================================
(In thousands)                                                 1998          1997
----------------------------------------------------------------------------------
Time deposits                                              $844,080      $768,881
Debt financing and notes payable                             47,500        52,724
==================================================================================

The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower.


Note 11: Lease Commitments
--------------------------

Thirty-seven banking offices and a centralized administrative service center are owned and fifty-two banking offices are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.
Minimum future rental payments, net of sublease income, at December 31, 1998, are as follows:
====================================================================
(In thousands)
--------------------------------------------------------------------
    1999                                                     $5,797
    2000                                                      3,865
    2001                                                      2,542
    2002                                                      1,863
    2003                                                      1,353
Thereafter                                                    5,285
--------------------------------------------------------------------
Total minimum lease payments                                $20,705
====================================================================

Total rentals for premises and equipment net of sublease income included in non-interest expense were $5.2 million in 1998, $6.3 million in 1997 and $8.4 million in 1996.


Note 12: Commitments and Contingent Liabilities
-----------------------------------------------

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company's normal credit policies and collateral requirements. Unfunded loan commitments were $384.7 million and $395.9 million at December 31, 1998 and 1997, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $11.9 million and $13.1 million at December 31, 1998 and 1997, respectively.

The Company, because of the nature of its business, is subject to various threatened or filed legal cases. The Company, based on the advice of legal counsel, does not expect such cases will have a material, adverse effect on its financial position or results of operations.


Note 13: Retirement Benefit Plans
---------------------------------

As of February 28, 1997, the Company terminated its defined benefit Retirement Plan which covered substantially all of its salaried employees with one or more years of service. Pursuant to the Retirement Plan termination, the distribution of its assets was recognized as a settlement. A settlement is defined as "a transaction that (a) is an irrevocable action, (b) relieves the employer (or the plan) of primary responsibility for a pension
benefit obligation, and   eliminates significant risks related to
the obligation and the assets used to effect the settlement." The effect of the distribution of assets to settle all plan liabilities resulted in no net gain or loss for the year ended December 31, 1997.

The Company's policy was to expense costs as they accrued as determined by the Projected Unit Cost method. The Company's funding policy was to contribute annually the maximum amount that could be deducted for federal income tax purposes. The 1997 pension expense was $143 thousand.

The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to non-interest expense related to benefits provided by the Deferred Profit-Sharing Plan were $1.6 million in 1998. The costs charged to non-interest expense related to benefits provided by the Deferred Profit-Sharing Plan and the Retirement Plan were $1.0 million in 1997 and $1.3 million in 1996.

In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/Retirement Plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in 10 funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions charged to compensation expense were $1.6 million in 1998, $1.8 million in 1997 and $1.8 million in 1996.

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132"). Adoption of SFAS 132 revises the necessary disclosure requirements for pension and other postretirement benefit plans.

The Company continues to use an actuarial-based accrual method of accounting for postretirement benefits. The Company offers a continuation of group insurance coverage to employees electing early retirement, for the period from the date of retirement until age 65. The Company contributes an amount toward early retirees' insurance premiums which is determined at the time of early retirement. The Company reimburses Medicare Part B premiums for all retirees over age 65.

The following table sets forth the net periodic postretirement benefit cost for the years ended December 31, the funded status of the Plan and the change in the benefit obligation as of December 31:
====================================================================
(In thousands)                                   1998          1997
--------------------------------------------------------------------
Periodic cost:
Service cost                                     $217          $408
Interest cost                                     118           127
Amortization of unrecognized
  transition obligation                            61            61
--------------------------------------------------------------------
Net periodic cost                                $396          $596
====================================================================
Change in benefit obligation:
Benefit obligation, beginning of year          $2,355        $1,952
Service cost                                      217           408
Interest cost                                     118           127
Benefits paid                                    (156)         (132)
--------------------------------------------------------------------
Benefit obligation, end of year                $2,534        $2,355
====================================================================

Accumulated postretirement benefit obligation
  attributable to:
    Retirees                                   $1,574        $1,180
    Fully eligible participants                   638           622
    Other                                         322           553
--------------------------------------------------------------------
  Total                                         2,534         2,355
--------------------------------------------------------------------
Fair value of plan assets                          --            --
--------------------------------------------------------------------
Accumulated postretirement benefit obligation
  in excess of plan assets                     $2,534        $2,355
====================================================================
Comprised of:
  Unrecognized transition obligation           $1,163        $1,224
  Recognized postretirement obligation          1,371         1,131
--------------------------------------------------------------------
    Total                                      $2,534        $2,355
====================================================================

The discount rate used in measuring the accumulated post-retirement benefit obligation was 5.0 percent and 6.5 percent at December 31, 1998 and 1997, respectively. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 3 percent for 1999 and beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change on the assumed health care cost trend rates would have the following effect on 1998 results:
====================================================================
                                                  One           One
                                           Percentage    Percentage
                                                Point         Point
(In thousands)                               Increase      Decrease
--------------------------------------------------------------------
Effect on total of service and
  interest cost components                       $170         ($139)
Effect on postretirement benefit
  obligation                                      382          (311)
====================================================================


Note 14: Related Party Transactions
-----------------------------------

Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Banks during 1998 and 1997. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 1998 and 1997:
====================================================================
(In thousands)                                   1998          1997
--------------------------------------------------------------------
Beginning balance                              $2,489        $5,390
Originations                                    1,350           816
Payoffs/principal payments                       (181)       (1,068)
Other changes *                                  (390)       (2,649)
--------------------------------------------------------------------
At December 31,                                $3,268        $2,489
====================================================================
Percent of total loans outstanding               0.14%         0.11%
====================================================================
* Other changes in 1998 and 1997 include loans to former directors and executive officers who are no longer related parties.


Note 15: Regulatory Matters
---------------------------

Payment of dividends to the Company by the Banks is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank (the largest subsidiary bank) sought and obtained approval to pay to the Company dividends of $8.6 million in excess of net profits. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 1998, $119.9 million was available for payment of dividends by the Company to its shareholders. The Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Banks' daily average on deposit at the Federal Reserve Bank was $25.8 million in 1998 and $31.5 million in 1997.


Note 16: Westamerica Bancorporation (Parent Company Only)
---------------------------------------------------------

Statements of Income and Comprehensive Income (In thousands)
==================================================================================================
For the years ended December 31,                               1998          1997            1996
--------------------------------------------------------------------------------------------------
Dividends from subsidiaries                                 $93,606       $41,538         $44,467
Interest income                                               1,731         1,903           1,851
Other income                                                  6,809         5,317           4,248
--------------------------------------------------------------------------------------------------
  Total income                                              102,146        48,758          50,566
--------------------------------------------------------------------------------------------------
Interest on borrowings                                        1,620         1,624           1,501
Salaries and benefits                                         6,199         6,634           5,911
Other expense                                                 3,056         8,046           6,398
--------------------------------------------------------------------------------------------------
  Total expenses                                             10,875        16,304          13,810
--------------------------------------------------------------------------------------------------
Income before taxes and equity in
  undistributed income of subsidiaries                       91,271        32,454          36,756
Income tax benefit                                            1,550         2,101           2,783
(Return of) equity in undistributed
  income from subsidiaries                                  (19,425)       13,561           7,288
--------------------------------------------------------------------------------------------------
    Net income                                              $73,396       $48,116         $46,827
==================================================================================================
Comprehensive income, net:
  Change in unrealized gains on securities
    available for sale, net                                  (2,420)        7,619           5,052
--------------------------------------------------------------------------------------------------
    Comprehensive income                                    $70,976       $55,735         $51,879
==================================================================================================

Balance Sheets (In thousands)
==================================================================================
December 31,                                                   1998          1997
----------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                    $5,547       $29,897
Money market assets and investment
  securities available for sale                              22,431        27,183
Line of credit from subsidiaries                              2,896         3,776
Investment in subsidiaries                                  346,839       361,083
Premises and equipment, net                                  16,592        17,143
Accounts receivable from subsidiaries                           340         1,253
Other assets                                                  6,581         5,252
----------------------------------------------------------------------------------
  Total assets                                             $401,226      $445,587
==================================================================================
Liabilities
Notes payable                                               $22,500       $22,500
Other liabilities                                            10,130        15,935
----------------------------------------------------------------------------------
  Total liabilities                                          32,630        38,435
Shareholders' equity                                        368,596       407,152
----------------------------------------------------------------------------------
  Total liabilities and shareholders' equity               $401,226      $445,587
==================================================================================

Statements of Cash Flows (In thousands)
==================================================================================================
For the years ended December 31,                               1998          1997            1996
--------------------------------------------------------------------------------------------------
Operating Activities
 Net income                                                 $73,396       $48,116         $46,827
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                  813           684             450
  Return of (equity in) undistributed
    income from subsidiaries                                 19,425       (13,561)         (7,288)
  Decrease (increase) in accounts
    receivable from subsidiaries                                913          (906)            (96)
  Decrease in other assets                                    1,544           405             308
  Increase (decrease) in other liabilities                   (6,922)         (885)          1,373
  Gain on sales of assets                                    (3,216)       (1,756)             --
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    85,953        32,097          41,574
--------------------------------------------------------------------------------------------------
Investing Activities
  Purchases of premises and equipment                          (262)       (1,505)        (10,826)
  Net cash obtained in merger                                    --            --             218
  Net change in land held for sale                               --            --             721
  Net change in loan balances                                   880        (3,776)             --
  Investment in subsidiaries                                   (500)           --            (500)
  Purchases of investment securities
    available for sale                                           --            --            (756)
  Proceeds from sale of other assets                          3,792         2,260              --
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities           3,910        (3,021)        (11,143)
--------------------------------------------------------------------------------------------------
Financing Activities
  Net (reductions) additions in notes payable                    --          (677)         21,988
  Exercise of stock options/issuance of shares               12,475        16,853           5,516
  Retirement of common stock                               (104,824)      (35,594)        (27,561)
  Dividends                                                 (21,864)      (13,406)         (7,904)
--------------------------------------------------------------------------------------------------
Net cash used in financing activities                      (114,213)      (32,824)         (7,961)
--------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (24,350)       (3,748)         22,470

Cash and cash equivalents at beginning of year               29,897        33,645          11,175
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $5,547       $29,897         $33,645
==================================================================================================

Supplemental disclosure:
  Non-cash dividend in the form of real property
    from Westamerica Bank                                       $--           $--          $3,755
  Unrealized gain on securities available
    for sale, net                                             2,261        11,904           6,126
  Conversion of subordinated notes into common stock             --            --              84
  Issuance of common stock for acquisition                       --            --          13,267


Note 17: Quarterly Financial Information (Unaudited)
----------------------------------------------------

==================================================================================================================
(In thousands, except per share data and
price range of common stock)                              March 31,      June 30,   September 30,    December 31,
------------------------------------------------------------------------------------------------------------------
1998
Interest income                                             $66,654       $66,994         $67,457         $65,715
Net interest income                                          44,927        44,644          45,010          45,574
Provision for loan losses                                     1,395         1,395           1,195           1,195
Non-interest income                                           8,986         9,584           9,451           9,784
Non-interest expense                                         25,340        25,359          25,153          25,556
Income before taxes                                          27,178        27,474          28,113          28,607
Net income                                                   18,096        18,102          18,436          18,762
Basic earnings per share                                       0.42          0.43            0.44            0.47
Diluted earnings per share                                     0.41          0.42            0.44            0.46
Dividends paid per share                                       0.12          0.12            0.14            0.14
Price range, common stock                               30.67-35.25   28.50-36.38     23.63-33.63     23.88-37.25
------------------------------------------------------------------------------------------------------------------

1997
Interest income                                             $66,526       $67,417         $68,477         $68,250
Net interest income                                          44,423        45,501          46,307          46,385
Provision for loan losses                                     3,550         1,050           1,650           1,395
Non-interest income                                           9,789         9,477           8,776           8,971
Non-interest expense                                         36,572        49,174          26,202          25,930
Income before taxes                                          14,091         4,753          27,231          28,031
Net income                                                    9,365         2,813          17,660          18,278
Basic earnings per share                                       0.21          0.07            0.41            0.43
Diluted earnings per share                                     0.21          0.07            0.40            0.42
Dividends paid per share                                       0.08          0.09            0.09            0.10
Price range, common stock                               18.83-24.17   19.27-25.83     24.58-29.33     28.54-35.00
==================================================================================================================


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Westamerica
Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. As discussed in Note 1 to the consolidated financial statements, the consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 1996 and the related footnote disclosures have been restated on a historical basis to reflect the April 12, 1997 acquisition of ValliCorp Holdings, Inc. on a pooling-of-interests basis. We did not audit the consolidated financial statements of ValliCorp Holdings, Inc. for the year ended December 31, 1996, which statements reflect net income constituting 19 percent for the year ended December 31, 1996 of the related and restated consolidated totals. Those statements included in the 1996 restated consolidated totals were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ValliCorp Holdings, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/KPMG LLP
-----------
KPMG LLP

San Francisco, California
January 19, 1999



MANAGEMENT'S LETTER OF FINANCIAL RESPONSIBILITY


To Our Shareholders:

The Management of Westamerica Bancorporation is responsible for the preparation, integrity, reliability and consistency of the information contained in this annual report. The consolidated financial statements, which necessarily include amounts based on judgments and estimates, were prepared in conformity with generally accepted accounting principles and prevailing practices in the banking industry. All other financial information appearing throughout this annual report is presented in a manner consistent with the consolidated financial statements.

Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the consolidated financial statements, and that assets are safeguarded from unauthorized use or loss. This system includes extensive written policies and operating procedures and a comprehensive internal audit function, and is supported by the careful selection and training of staff, an organizational structure providing for division of responsibility, and a Code of Ethics covering standards of personal and business conduct. Management believes that, as of December 31, 1998, the Corporation's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements and related financial information contained in the annual report.

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

The Corporation's consolidated financial statements have been audited by KPMG LLP, independent certified public accountants elected by the shareholders. All financial records and related data, as well as the minutes of shareholders and directors meetings, have been made available to them. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.


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

/s/ Jennifer J. Finger
----------------------
Jennifer J. Finger
Senior Vice President and Chief Financial Officer

/s/ Dennis R. Hansen
--------------------
Dennis R. Hansen
Senior Vice President and Controller



REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Westamerica
Bancorporation:

We have audited the consolidated statements of income, stockholders' equity, and cash flows (none of which are presented herein) of ValliCorp Holdings, Inc. (the
Company) and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ValliCorp Holdings, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP


Fresno, California
January 24, 1997


ITEM 9. Changes in and Disagreements on Accounting and Financial
----------------------------------------------------------------
Disclosure
----------
Not applicable


PART III

ITEM 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------
The information regarding directors of the registrant required by this Item 10 is incorporated herein by reference from the "Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance" sections on Pages 2,3 and 6 of the Company's Proxy Statement dated March 17, 1999, which has been filed with the Commission pursuant Regulation 14A.

Executive Officers
------------------
The executive officers of the Corporation and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

                                                                        Held
Name of Executive             Position                                 Since
-----------------    ------------------------------------          ---------
David L. Payne       Mr. Payne, born in 1955, is the                    1984
                     Chairman of the Board, President and
                     Chief Executive Officer of the
                     Corporation. Mr. Payne is President
                     and Chief Executive Officer of Gibson
                     Printing and Publishing Company and
                     Gibson Radio and Publishing Company
                     which are newspaper, commercial
                     printing and real estate investment
                     companies headquartered in Vallejo,
                     California.

E. Joseph Bowler     Mr. Bowler, born in 1936, is Senior                1980
                     Vice President and Treasurer for the
                     Corporation.

Robert W. Entwisle   Mr. Entwisle, born in 1947, is Senior              1986
                     Vice President in charge of the
                     Banking Division of Westamerica Bank.

Jennifer F. Finger   Ms. Finger, born in 1954, is Senior                1997
                     Vice President and Chief Financial
                     Officer for the Corporation. From 1993
                     to 1997, Ms. Finger was Senior Vice
                     President of Corporate Development
                     with Star Banc Corporation in
                     Cincinnati, Ohio.

Evan N. Fricker      Mr. Fricker, born in 1938, is Vice                 1983
                     President and General Auditor for
                     the Corporation.

Charles L. Fritz *   Mr. Fritz, born in 1936, is Executive              1988
                     Vice President and Chief Credit
                     Officer of the Corporation.

Dennis R. Hansen     Mr. Hansen, born in 1950, is Senior                1978
                     Vice President and Controller for the
                     Corporation.

Thomas S. Lenz       Mr. Lenz, born in 1937, is Senior Vice             1989
                     President and Chief Credit
                     Administrator of Westamerica Bank.

Hans T. Y. Tjian     Mr. Tjian, born in 1939, is Senior                 1989
                     Vice President and manager of the
                     Operations and Systems Administration
                     of Westamerica Bank.

* Mr. Fritz retired effective December 31, 1998, but pursuant to an agreement will continue to receive compensation through approximately April 1, 1999.


ITEM 11. Executive Compensation
-------------------------------
The information required by this Item 11 is incorporated herein by reference from the "Executive Compensation" and "Other
Arrangements" sections on Pages 7 through 10 of the Company's Proxy Statement dated March 17, 1999, which has been filed with the Commission pursuant to Regulation 14A.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
The information required by this Item 12 is incorporated herein by reference from the "Security Ownership of Certain Beneficial Owners and Management" section on Pages 5 and 6 of the Company's Proxy Statement dated March 17, 1999, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions
-------------------------------------------------------
The information required by this Item 13 is incorporated herein by reference from the "Certain Information About the Board of Directors and Certain Committees of the Board - Indebtedness of Directors and Management" section on Page 5 of the Company's Proxy Statement dated March 17, 1999, which has been filed with the Commission pursuant to Regulation 14A.


PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------
(a) 1.   All Financial Statements

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

         3(a) Restated Articles of Incorporation (composite copy), incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

         3(b)        By-laws, as amended (composite copy).

         4(a) Amended and Restated Rights Agreement dated March 23, 1995, incorporated herein by reference to Exhibit 4.2 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4, Commission File No. 333-17335, filed with the Securities and Exchange Commission on January 6, 1997.

         10(a)* 1995 Stock Option Plan, incorporated herein by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 6, 1995.

         10(b)*      Employment Agreement with E. Joseph Bowler dated
                     January 7, 1987.

         10(c)* Employment Agreement with Robert W. Entwisle dated January 7, 1987.

         10(d) Senior Note Agreement of Westamerica Bancorporation dated February 1, 1996, of $22,500,000 at 7.11 percent incorporated herein by reference to Exhibit 10-j of Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on May 1, 1996.

         11 Computation of Earnings Per Share on common and common equivalent shares and on common shares assuming full dilution.

         21          Subsidiaries of the registrant.

         23(a)       Consent of KPMG LLP

         23(b)       Consent of Deloitte & Touche LLP

         (27)        Financial Data Schedule



         ----------------------
         * Indicates management contract or compensatory plan or arrangement.

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


Date: March 22, 1999

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                         Date
---------                     -----                         ----


/s/ David L. Payne            Chairman of the Board,        March 25, 1999
------------------------------Director, President,
David L. Payne                And Chief Executive Officer

/s/ E. Joseph Bowler          Senior Vice President         March 25, 1999
------------------------------and Treasurer
E. Joseph Bowler

/s/ Etta Allen                Director                       March 25, 1999
------------------------------
Etta Allen

/s/ Louis E. Bartolini        Director                       March 25, 1999
------------------------------
Louis E. Bartolini

/s/ Louis H. Herwaldt         Director                       March 25, 1999
------------------------------
Louis H. Herwaldt

/s/ Arthur C. Latno           Director                       March 25, 1999
------------------------------
Arthur C. Latno

/s/ Patrick D. Lynch          Director                       March 25, 1999
------------------------------
Patrick D. Lynch

/s/ Catherine Cope MacMillan  Director                       March 25, 1999
------------------------------
Catherine Cope MacMillan

/s/ Patrick J. Mon Pere       Director                       March 25, 1999
------------------------------
Patrick J. Mon Pere

/s/ Michael J. Ryan, Jr.      Director                       March 25, 1999
------------------------------
Michael J. Ryan, Jr.

/s/ Edward B. Sylvester       Director                       March 25, 1999
------------------------------
Edward B. Sylvester