Form 10-Q
period 1999-03-31
WESTAMERICA BANCORPORATION
filed 1999-05-13
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1999

Commission File Number: 1-9383


WESTAMERICA BANCORPORATION
(Exact Name of  Registrant as Specified in its Charter)


CALIFORNIA                          94-2156203
(State or other jurisdiction o   (I.R.S. Employer
 incorporation or organization    Identification No.)


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

Yes [ x ]          No [    ]



Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Title  of  Class  Shares outstanding as of April 30, 1999

Common Stock,                 39,183,994
No Par Value

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

-----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                         At March 31,    At December 31,
                                                     1999           1998            1998
-----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                        $194,609       $212,616        $229,734
Money market assets                                   250            250             250
Investment securities available for sale          996,076        986,181         987,661
Investment securities held to maturity,
  with market values of:
          $241,281 at March 31, 1999
          $249,718 at March 31, 1998
          $233,790 at December 31, 1998           235,527        244,387         226,993
Loans, net of allowance for loan losses of:
           $51,703 at March 31, 1999
           $50,289 at March 31, 1998
           $51,304 at December 31, 1998         2,236,982      2,202,594       2,246,593
Other real estate owned                             3,862          6,392           4,315
Premises and equipment, net                        45,305         47,293          45,971
Interest receivable and other assets              114,466        102,957         102,781
-----------------------------------------------------------------------------------------
          Total assets                         $3,827,077     $3,802,670      $3,844,298
=========================================================================================



LIABILITIES
Deposits:
  Non-interest bearing                           $801,035       $813,319        $842,919
  Interest bearing:
    Transaction                                   565,040        543,724         600,502
    Savings                                       874,909        943,542         903,141
    Time                                          855,777        789,173         842,443
-----------------------------------------------------------------------------------------
    Total deposits                              3,096,761      3,089,758       3,189,005
Short-term borrowed funds                         265,656        200,616         203,671
Liability for interest, taxes and
  other expenses                                   59,851         45,004          35,526
Debt financing and notes payable                   47,600         52,500          47,500
-----------------------------------------------------------------------------------------
      Total liabilities                         3,469,868      3,387,878       3,475,702
-----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Authorized - 150,000 shares
Common stock, issued and outstanding:
     39,313 shares at March 31, 1999
     42,707 shares at March 31, 1998
     39,828 shares at December 31, 1998           196,915        200,463         195,156
Accumulated other comprehensive income:
   Unrealized gain on securities
        available for sale, net                    16,065         19,555          20,184
Retained earnings                                 144,229        194,774         153,256
-----------------------------------------------------------------------------------------
      Total shareholders' equity                  357,209        414,792         368,596
-----------------------------------------------------------------------------------------
          Total liabilities
              and shareholders' equity         $3,827,077     $3,802,670      $3,844,298
=========================================================================================

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
[CAPTION]

----------------------------------------------------------------------------------
                                                                (Unaudited)
                                                             Three months ended
                                                                  March 31,
                                                           1999              1998
----------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                   $46,239           $48,853
Investment securities available for sale
  Taxable                                                11,499            12,010
  Tax-exempt                                              2,514             2,392
Investment securities held to maturity
  Taxable                                                 1,431             1,513
  Tax-exempt                                              1,951             1,887
----------------------------------------------------------------------------------
    Total interest income                                63,634            66,655

INTEREST EXPENSE
Transaction deposits                                        949             1,672
Savings deposits                                          5,052             6,138
Time deposits                                             9,461             9,976
Funds purchased                                           2,659             3,023
Debt financing and notes payable                            829               918
----------------------------------------------------------------------------------
    Total interest expense                               18,950            21,727
----------------------------------------------------------------------------------
NET INTEREST INCOME                                      44,684            44,928

Provision for loan losses                                 1,195             1,395
----------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                               43,489            43,533

NON-INTEREST INCOME
Service charges on deposit accounts                       4,805             4,976
Merchant credit card                                        844               632
Mortgage banking                                            232               450
Financial services commissions                              565               320
Trust fees                                                  173               155
Other                                                     2,528             2,452
----------------------------------------------------------------------------------
    Total non-interest income                             9,147             8,985

NON-INTEREST EXPENSE
Salaries and related benefits                            12,918            13,181
Occupancy                                                 2,942             2,896
Equipment                                                 1,741             1,850
Professional fees                                           413               494
Data processing                                           1,464             1,332
Other real estate owned                                      34               (82)
Other                                                     5,461             5,669
----------------------------------------------------------------------------------
    Total non-interest expense                           24,973            25,340
----------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                               27,663            27,178
 Provision for income taxes                               9,258             9,083
----------------------------------------------------------------------------------
NET INCOME                                              $18,405           $18,095
==================================================================================
Comprehensive income:
  Unrealized (loss) gain on securities
           available for sale, net                       (4,119)            1,632
----------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                    $14,286           $19,727
==================================================================================
Average shares outstanding                               39,632            42,741
Diluted average shares outstanding                       40,272            43,559

PER SHARE DATA
Basic earnings                                            $0.46             $0.42
Diluted earnings                                           0.46              0.42
Dividends paid                                             0.16              0.12

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

--------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                      For the three months
                                                                        ended March 31,
                                                                    1999               1998
--------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                       $18,405            $18,095
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                    2,066              2,268
  Loan loss provision                                              1,195              1,395
  Amortization of deferred net loan (cost)/fees                      568                (30)
  (Increase) decrease in interest income receivable                 (552)               514
  Decrease (increase) in other assets                                107            (10,812)
  Increase in income taxes payable                                 7,564             10,263
  Decrease in interest expense payable                              (390)              (156)
  Increase (decrease) in other liabilities                         8,208             (9,070)
  Gain on sales/write down of equipment                              (46)               (58)
  Originations of loans for resale                                (7,554)            (2,944)
  Proceeds from sale of loans originated for resale                7,228              2,380
  Net gain on sale of property acquired
       in satisfaction of debt                                      (105)              (437)
  Write down on property acquired in satisfaction of debt             --                 51
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                         36,694             11,459
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net repayments of loans                                            7,916              5,989
Purchases of investment securities available for sale           (116,585)           (90,675)
Purchases of investment securities held to maturity              (14,158)           (23,618)
Purchases of property, plant and equipment                          (707)              (411)
Proceeds from maturity of securities available for sale          100,879            110,422
Proceeds from maturity of securities held to maturity              5,624             10,190
Proceeds from sale of securities available for sale                  182                120
Proceeds from sale of property and equipment                          46                 80
Proceeds from property acquired in satisfaction
   of debt                                                           816              3,298
--------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities              (15,987)            15,395
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (decrease) increase in deposits                              (92,244)            11,257
Net increase (decrease) in short-term borrowings                  61,985            (64,232)
Additions to notes payable                                           100                 --
Exercise of stock options/issuance of shares                       5,378              3,415
Retirement of stock                                              (24,675)           (10,359)
Dividends paid                                                    (6,376)            (5,143)
--------------------------------------------------------------------------------------------
Net cash used in financing activities                            (55,832)           (65,062)
--------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (35,125)           (38,208)

Cash and cash equivalents at beginning of period                 229,734            250,824
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $194,609           $212,616
============================================================================================
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned                      $258             $1,923
  Depreciation of fixed assets charged against reserves               37                 35

Supplemental disclosure of cash flow activity:
  Unrealized (loss) gain on securities available for sale         (4,119)             1,632
  Interest paid for the period                                    19,340             21,884

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis. This report, which includes consolidated financial statements prepared in conformity with generally accepted accounting principles, should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1998.

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County, Community Banker Services Corporation and Westamerica Commercial Credit Inc., reported first quarter 1999 net income of $18.4 million or $.46 diluted earnings per share. These results compare to net income of $18.1 million or $.42 diluted earnings per share and $18.8 million or $.46 diluted earnings per share, respectively, for the first and fourth quarters of 1998.

Following is a summary of the components of net income for
the periods indicated:
--------------------------------------------------------------------------
                                              For the three months ended
                                              March 31,      December 31,
                                       ---------------------  ------------
(In millions)                           1999           1998          1998
--------------------------------------------------------------------------
Net interest income*                   $47.6          $47.6         $48.5
Provision for loan losses               (1.2)          (1.4)         (1.2)
Non-interest income                      9.1            9.0           9.8
Non-interest expense                   (25.0)         (25.3)        (25.6)
Provision for income taxes*            (12.1)         (11.8)        (12.7)
--------------------------------------------------------------------------
Net income                             $18.4          $18.1         $18.8
==========================================================================

Average total assets                $3,774.5       $3,746.5      $3,795.3
Net income (annualized) as
  a percentage of average
  total assets                          1.98%          1.96%         1.96%
==========================================================================
* Fully taxable equivalent basis (FTE)

During the first three months of 1999, the Company's net income was $18.4 million, $300 thousand higher than the same period in 1998.

A lower loan loss provision resulting from continued improvements in credit quality, improvements in non-interest income and reduced operating costs account for the change. Net interest income remained unchanged from prior year, as higher average earning-asset balances, higher demand deposit average balances and lower cost of funds were offset by lower earning-asset yields and higher interest-bearing liabilities average balances.

Comparing the first quarter of 1999 to the prior quarter, net income decreased $400 thousand. Included in this change is lower net interest income, principally due to lower earning-asset average balances and yields, higher interest bearing liabilities average balances and lower interest-free demand deposits, partially offset by lower non-interest expense. In addition, service and fee income, lower than the prior quarter, was partially offset by lower non-interest expense.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:
--------------------------------------------------------------------------
                                              For the three months ended
                                              March 31,      December 31,
                                       ---------------------  ------------
(In millions)                           1999           1998          1998
--------------------------------------------------------------------------
Interest income                        $63.6          $66.7         $65.7
Interest expense                       (18.9)         (21.7)        (20.1)
FTE adjustment                           2.9            2.6           2.9
--------------------------------------------------------------------------
  Net interest income (FTE)            $47.6          $47.6         $48.5
==========================================================================
Average earning assets              $3,463.0       $3,429.5      $3,480.0
Net interest margin (FTE)               5.53%          5.59%         5.55%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the first quarter of 1999 remained unchanged from the same period in 1998 at $47.6 million. Comparing the first quarter of 1999 with the previous quarter, net interest income
(FTE) decreased $900 thousand.

Interest Income
During the first quarter of 1999 interest income (FTE) decreased $3.1 million from the same period in 1998. Lower earning-asset yields and lower investment securities average balances were partially offset by increased loan balances and fees. Loan yields decreased 64 basis points from prior year, mostly in categories where loans are tied to the prime rate. Partially offsetting this change, loan average balances increased $46.1 million, particularly in the commercial category in part offset by lower consumer loans. This increase in loan balances was partially offset by a decrease of $12.6 million in the average balances of investment securities, including lower U.S Treasury securities and participation certificates, partially offset by higher corporate and tax-free securities.

Comparing the first quarter of 1999 and the fourth quarter of 1998, interest income (FTE) decreased $2.1 million. The effect of $17.0 million lower earning-assets average balances, combined with a 10 basis point reduction in average yields accounts for this quarter-to-quarter change. Lower earning-asset average balances were comprised of a $23.2 million decrease in investment securities, particularly U.S. Treasury and participation certificates, in part offset by a $6.2 million increase in loans, for the most part in the commercial category. All categories of loan yields decreased from prior quarter for a combined total of 18 basis points, while investment yields increased by 4 basis points from the same period mainly in the participation certificates and corporate securities categories.

Interest Expense
For the first quarter of 1999 interest expense was $2.8 million lower than the first quarter of 1998. Following market trends reflective of a general reduction in rates paid on deposits and borrowed funds, total interest-bearing liability rates decreased 51 basis points from the first quarter of 1998. In addition, interest-free demand deposit account average balances increased $17.4 million from the first quarter of 1998. Partially offsetting the resulting effect of lower cost of funds, interest-bearing liabilities average balances increased $58.1 million from the first quarter of 1998, comprised of a $51.2 million increase in deposits and a $6.9 million increase in other short- and medium-term borrowed funds.

Interest expense decreased $1.2 million from the fourth quarter of 1998, as a decrease of 14 basis points on the rates paid on interest-bearing liabilities and a $30.3 million decrease in demand deposit average balances were partially offset by a $19.2 million increase in interest-bearing liability average balances. Reflecting market conditions, rates paid decreased in all categories with the exception of public certificates of deposit and overnight borrowed funds; the net increase in average balances resulted from a $47.5 million increase in short- and medium-term borrowed funds partially offset by a $28.3 million decrease in average interest-bearing deposit balances, primarily money market and regular savings account balances.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts minimizing the effect of adverse cyclical quarterly trends.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:
--------------------------------------------------------------------------
                                              For the three months ended
                                              March 31,      December 31,
                                       ---------------------  ------------
                                        1999           1998          1998
--------------------------------------------------------------------------
Yield on earning assets                 7.75%          8.16%         7.85%
Rate paid on interest-bearing
  liabilities                           2.95%          3.46%         3.09%
--------------------------------------------------------------------------
  Net interest spread                   4.80%          4.70%         4.76%

Impact of all other net
  non-interest bearing funds            0.73%          0.89%         0.79%
--------------------------------------------------------------------------
    Net interest margin                 5.53%          5.59%         5.55%
==========================================================================

During the first quarter of 1999, the Company's net interest margin was 6 basis points lower than the first quarter of 1998 as the favorable impact of a decrease in the cost of funds was more than offset by the effect of a larger decrease in earning-asset yields and the unfavorable impact of a reduction in the Company's average non-interest bearing funds balances. As a result of the Company's share repurchase programs, average equity capital decreased $46.3 million, partially offset by a $17.4 million increase in interest-free demand deposit accounts.

The net interest margin was 2 basis points lower than the previous quarter, due to the adverse effect of lower average balances of non-interest bearing funds, partially offset by a higher net interest spread, as a 14 basis points reduction in the rate paid on interest-bearing liabilities more than offset the unfavorable effect of a 10 basis points decline in earning asset yields.

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

Distribution of assets, liabilities and shareholders' equity:
----------------------------------------------------------------------------------------
                                                         For the three months ended
                                                               March 31, 1999
----------------------------------------------------------------------------------------

                                                                 Interest         Rates
                                                    Average       income/       earned/
(Dollars in thousands)                              balance       expense          paid
----------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                     $250           $--            -- %
Investment securities:
  Available for sale
    Taxable                                         758,674        11,499          6.15
    Tax-exempt                                      191,536         3,593          7.61
  Held to maturity
    Taxable                                          88,839         1,431          6.53
    Tax-exempt                                      145,579         2,776          7.73
Loans:
  Commercial                                      1,472,275        31,055          8.55
  Real estate construction                           56,140         1,489         10.76
  Real estate residential                           373,006         6,517          7.09
  Consumer                                          376,680         8,162          8.79
--------------------------------------------------------------------------
Earning assets                                    3,462,979        66,522          7.75

Other assets                                        311,487
------------------------------------------------------------
    Total assets                                 $3,774,466
============================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                      $794,758           $--            -- %
  Savings and interest-bearing
    transaction                                   1,450,817         6,001          1.68
  Time less than $100,000                           423,983         4,727          4.52
  Time $100,000 or more                             425,325         4,734          4.51
--------------------------------------------------------------------------
    Total interest-bearing deposits               2,300,125        15,462          2.73
Funds purchased                                     257,855         2,659          4.18
Debt financing and notes payable                     47,545           829          7.07
--------------------------------------------------------------------------
  Total interest-bearing liabilities              2,605,525        18,950          2.95
Other liabilities                                    31,314
Shareholders' equity                                342,869
------------------------------------------------------------
  Total liabilities and
       shareholders' equity                      $3,774,466
============================================================
Net interest spread (1)                                                            4.80 %
Net interest income and interest margin (2)                       $47,572          5.53 %
========================================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Distribution of assets, liabilities and shareholders' equity:
----------------------------------------------------------------------------------------
                                                         For the three months ended
                                                               March 31, 1998
----------------------------------------------------------------------------------------

                                                                 Interest         Rates
                                                    Average       income/       earned/
(Dollars in thousands)                              balance       expense          paid
----------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                     $250           $--            -- %
Investment securities:
  Available for sale
    Taxable                                         780,303        12,010          6.24
    Tax-exempt                                      181,440         3,385          7.57
  Held to maturity
    Taxable                                          96,802         1,513          6.34
    Tax-exempt                                      138,665         2,710          7.93
Loans:
  Commercial                                      1,407,249        32,105          9.25
  Real estate construction                           64,836         1,908         11.93
  Real estate residential                           366,919         6,788          7.50
  Consumer                                          393,038         8,948          9.23
--------------------------------------------------------------------------
Earning assets                                    3,429,502        69,367          8.16

Other assets                                        316,996
------------------------------------------------------------
    Total assets                                 $3,746,498
============================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                      $777,318           $--            -- %
  Savings and interest-bearing
    transaction                                   1,462,168         7,810          2.17
  Time less than $100,000                           449,622         5,629          5.08
  Time $100,000 or more                             337,204         4,347          5.23
--------------------------------------------------------------------------
    Total interest-bearing deposits               2,248,994        17,786          3.21
Funds purchased                                     245,978         3,023          4.98
Debt financing and notes payable                     52,500           918          7.09
--------------------------------------------------------------------------
  Total interest-bearing liabilities              2,547,472        21,727          3.46
Other liabilities                                    32,544
Shareholders' equity                                389,164
------------------------------------------------------------
  Total liabilities and
       shareholders' equity                      $3,746,498
============================================================
Net interest spread (1)                                                            4.70 %
Net interest income and interest margin (2)                       $47,640          5.59 %
========================================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Distribution of assets, liabilities and shareholders' equity:
----------------------------------------------------------------------------------------
                                                         For the three months ended
                                                             December 31, 1998
----------------------------------------------------------------------------------------

                                                                 Interest         Rates
                                                    Average       income/       earned/
(Dollars in thousands)                              balance       expense          paid
----------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                     $250           $--          0.00 %
Investment securities:
  Available for sale
    Taxable                                         777,292        11,961          6.11
    Tax-exempt                                      191,194         3,485          7.23
  Held to maturity
    Taxable                                          93,553         1,394          5.91
    Tax-exempt                                      145,787         2,791          7.60
Loans:
  Commercial                                      1,446,224        31,870          8.74
  Real estate construction                           56,845         1,713         11.96
  Real estate residential                           386,778         6,807          6.98
  Consumer                                          382,040         8,586          8.92
--------------------------------------------------------------------------
Earning assets                                    3,479,963        68,607          7.85

Other assets                                        315,340
------------------------------------------------------------
    Total assets                                 $3,795,303
============================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                      $825,076           $--            -- %
  Savings and interest-bearing
    transaction                                   1,483,198         7,069          1.89
  Time less than $100,000                           428,285         5,179          4.80
  Time $100,000 or more                             416,920         4,907          4.67
--------------------------------------------------------------------------
    Total interest-bearing deposits               2,328,403        17,155          2.92
Funds purchased                                     207,094         2,102          4.03
Debt financing and notes payable                     50,833           884          6.90
--------------------------------------------------------------------------
  Total interest-bearing liabilities              2,586,330        20,141          3.09
Other liabilities                                    35,449
Shareholders' equity                                348,448
------------------------------------------------------------
  Total liabilities and
       shareholders' equity                      $3,795,303
============================================================
Net interest spread (1)                                                            4.76 %
Net interest income and interest margin (2)                       $48,466          5.55 %
========================================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Rate and volume variances.

The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components. As previously stated, appropriate amounts are calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

----------------------------------------------------------------------------------------
                                                             Three months ended
                                                               March 31, 1999
                                                         compared with three months
                                                            ended March 31, 1998
                                             -------------------------------------------
(In thousands)                                       Volume          Rate         Total
----------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Investment securities:
    Available for sale
      Taxable                                         ($330)        ($181)        ($511)
      Tax-exempt                                        189            19           208
    Held to maturity
      Taxable                                          (131)           49           (82)
      Tax-exempt                                        129           (63)           66
  Loans:
    Commercial                                        1,660        (2,710)       (1,050)
    Real estate construction                           (241)         (178)         (419)
    Real estate residential                             115          (386)         (271)
    Consumer                                           (364)         (422)         (786)
----------------------------------------------------------------------------------------
      Total increase (decrease)
            in loans                                  1,170        (3,696)       (2,526)
----------------------------------------------------------------------------------------
    Total increase (decrease) in
        interest and fee income                       1,027        (3,872)       (2,845)
----------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                            (60)       (1,749)       (1,809)
    Time less than $ 100,000                           (309)         (593)         (902)
    Time $ 100,000 or more                              811          (424)          387
----------------------------------------------------------------------------------------
      Total increase (decrease) in
        interest-bearing deposits                       442        (2,766)       (2,324)
  Funds purchased                                       156          (520)         (364)
  Debt financing and notes payable                      (86)           (3)          (89)
----------------------------------------------------------------------------------------
    Total increase (decrease) in
          interest expense                              512        (3,289)       (2,777)
----------------------------------------------------------------------------------------
   Increase (decrease) in net
        interest income                                $515         ($583)         ($68)
========================================================================================





Rate and volume variances.

----------------------------------------------------------------------------------------
                                                             Three months ended
                                                               March 31, 1999
                                                         compared with three months
                                                          ended December 31, 1998
                                             -------------------------------------------
(In thousands)                                       Volume          Rate         Total
----------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Investment securities:
    Available for sale
      Taxable                                         ($645)         $183         ($462)
      Tax-exempt                                          4           104           108
    Held to maturity
      Taxable                                           (34)           71            37
      Tax-exempt                                          1           (16)          (15)
  Loans:
    Commercial                                        4,152        (4,967)         (815)
    Real estate construction                            (25)         (199)         (224)
    Real estate residential                            (496)          206          (290)
    Consumer                                           (209)         (215)         (424)
----------------------------------------------------------------------------------------
      Total increase (decrease)
            in loans                                  3,422        (5,175)       (1,753)
----------------------------------------------------------------------------------------
     Total increase (decrease) in
       interest and fee income                        2,748        (4,833)       (2,085)
----------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                           (173)         (895)       (1,068)
    Time less than $ 100,000                            (67)         (385)         (452)
    Time $ 100,000 or more                              265          (438)         (173)
----------------------------------------------------------------------------------------
     Total increase (decrease) in
           interest-bearing deposits                     25        (1,718)       (1,693)
  Funds purchased                                       482            75           557
  Debt financing and notes payable                      (89)           34           (55)
----------------------------------------------------------------------------------------
     Total increase (decrease) in
           interest expense                             418        (1,609)       (1,191)
----------------------------------------------------------------------------------------
   Increase (decrease) in net
        interest income                              $2,330       ($3,224)        ($894)
========================================================================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $1.2 million for loan losses in the first quarter of 1999, $200 thousand lower than the same period of 1998 and unchanged from the previous quarter. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.
--------------------------------------------------------------------------
                                              For the three months ended
                                              March 31,       December 31,
                                         -------------------  -----------
(In millions)                           1999           1998          1998
--------------------------------------------------------------------------
Deposit account fees                   $4.81          $4.98         $5.02
Merchant credit card                    0.84           0.63          0.86
Financial services
  commissions                           0.57           0.32          0.45
Mortgage banking income                 0.23           0.45          0.26
Trust fees                              0.17           0.16          0.16
Other non-interest income               2.53           2.45          3.03
--------------------------------------------------------------------------
  Total                                $9.15          $8.99         $9.78
==========================================================================

The $160 thousand increase in non-interest income during the first quarter of 1999 compared to the first quarter of 1998, was comprised primarily of $250 thousand higher financial services commissions, due to more aggressive marketing efforts resulting in higher sales volume; $210 thousand higher merchant credit card income resulting from fee repricing and increased volume; and $244 thousand higher commissions related to the sales of official checks.

Partially offsetting these changes, mortgage banking income was $220 thousand lower than the same quarter in 1998, mainly due to lower net gains from loans sold in the secondary market and lower related retained servicing fees; deposit account fees were $170 thousand lower than the comparable quarter in 1998 due to lower overdraft and returned item charges and lower activity charges on personal accounts in part offset by higher fees on business accounts on analysis; and $186 thousand lower gains on asset sales, including real property and equipment.

Comparing the first three months of 1999 to the fourth quarter of 1998, non-interest income decreased $630 thousand. The largest contributors to this change are lower gains on sales of real property; a refund on prior years income tax returns received during the fourth quarter of 1998; and lower deposit account fees due to lower volume of overdraft and returned item charges and lower fees assessed on demand deposit accounts on analysis. In addition, mortgage banking income was $30 thousand lower than the prior quarter, due to lower gains on sales of loans in the secondary market and lower retained servicing fees; and merchant credit card income was $20 thousand lower due to seasonal lower volume of activity.

Partially offsetting these changes, financial services commissions were $120 thousand higher than the prior quarter, primarily due to increased sales volume; and trust fees also increased from the fourth quarter of 1998.

Non-interest expense

The following table summarizes the components of non-interest expense for the periods indicated.
--------------------------------------------------------------------------
                                             For the three months ended
                                             March 31,        December 31,
                                        -------------------   -----------
(In millions)                           1999           1998          1998
--------------------------------------------------------------------------

Salaries and incentives               $10.01          $9.91        $10.09
Other personnel                         2.91           3.27          2.54
Occupancy                               2.94           2.90          2.96
Equipment                               1.74           1.85          1.88
Data processing services                1.46           1.33          1.52
Professional fees                       0.41           0.49          0.55
Courier service                         0.87           0.89          0.93
Stationery and supplies                 0.37           0.41          0.48
Postage                                 0.62           0.56          0.52
Loan expense                            0.36           0.31          0.31
Advertising/public relations            0.32           0.29          0.38
Merchant credit card                    0.31           0.25          0.30
Operational losses                      0.22           0.27          0.28
Other real estate owned and property
    held for sale                       0.03          (0.08)         0.20
Other non-interest expense              2.40           2.69          2.62
--------------------------------------------------------------------------
Total                                 $24.97         $25.34        $25.56
==========================================================================
Average full time equivalent staff     1,119          1,146         1,121
Non-interest expense to revenues
  ("efficiency ratio")(FTE)            44.03%         44.75%        43.87%
==========================================================================
Non-interest expense of $24.97 million in first quarter of 1999 was $370 thousand lower than the same quarter in 1998, as the Company continued to control costs through efficiencies and consolidation of operations, reflected in the reduction of its efficiency ratio. Included in this change are $260 thousand lower employee-related expenses, a result of reductions in full-time equivalent staff partially offset by increased incentive compensation program expenses; $110 thousand lower equipment costs, mainly due to lower expenses related to assets reaching fully depreciated lives; and $80 thousand lower professional fees, primarily legal, in connection with lower costs related to non-performing loans. In addition, operational losses were $50 thousand lower than the first quarter of 1998 and stationery and supplies and courier service costs were $40 thousand and $20 thousand, respectively, lower than prior year.

Partially offsetting these changes, data processing services were $130 thousand higher than the comparable quarter in 1998, mainly due to increased costs related to the implementation of the Year 2000 compliance program; $110 thousand higher costs in connection with properties acquired in satisfaction of debt; $60 thousand higher merchant credit card related costs primarily due to increased volume; $60 thousand higher postage expense; $50 thousand higher loan expense; $30 thousand higher occupancy costs due to lower rental income from subleased properties and escalating building repairs and maintenance costs; and $30 thousand higher advertising and public relation expenses due to increased marketing research and business development costs. The change in other non-interest expense includes lower regulatory agency assessments and telephone costs, and higher rebates received from vendors related to the sale of checks, partially offset by higher correspondent service charges and recruiting costs.

Comparing the first quarter of 1999 with the fourth quarter of 1998, non-interest expense decreased $590 thousand. Costs related to properties acquired in satisfaction of debt were $170 thousand lower, mainly due to reduced write-downs; professional fees, primarily legal costs in connection with problem credits, were $140 thousand lower; and equipment expenses were $140 thousand lower than the prior quarter primarily due to reduced costs related to lease and maintenance contracts. In addition, stationery and supplies costs were $110 thousand lower than the fourth quarter of 1998 due to seasonal lower purchases of inventories; data processing costs were $60 thousand lower mainly due to reduced costs related to standard processing; and operational losses and courier services were, each, $60 thousand lower than the prior quarter. Included in the change in other non-interest expense are lower check printing costs and lower litigation settlement costs. Partially offsetting these expense reductions from the prior quarter, employee related expenses were $290 thousand higher, primarily due to increased payroll taxes and matching contributions to the Company's pension plans; postage expense was $100 thousand higher due to increased seasonal volume; and loan expenses were $50 thousand higher primarily due to costs incurred on behalf of loan customers that may not be recoverable.

Provision for Income Tax

During the first quarter of 1999, the Company recorded income tax expense of $9.3 million compared to $9.1 million and $9.8 million, respectively, in the first and fourth quarters of 1998. The 1999 provision represents an effective tax rate of 33.5 percent, compared to 33.4 percent and 34.4 percent, respectively, for the first and fourth quarters of 1998. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions.


Asset Quality

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and increase diversification of earning assets into less risky investments. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all non-performing assets and potential problem loans, and receive an elevated level of attention to ensure collection.

The following is a summary of classified assets on the dates indicated:
--------------------------------------------------------------------------
                                                                   At
                                            At March 31,      December 31,
                                        -------------------   ------------
(In millions)                           1999           1998          1998
--------------------------------------------------------------------------
Classified loans                       $52.0          $67.8         $67.5
Other classified assets                  3.9            6.4           4.3
--------------------------------------------------------------------------
Total classified assets                $55.9          $74.2         $55.1
==========================================================================
Allowance for loan losses as a
 percentage of classified loans           99%            74%           76%

Classified loans at March 31, 1999, decreased $15.8 million or 23 percent to $52.0 million from March 31, 1998, reflecting the continued enforcing of the Company's strict credit standards. The decrease was principally due to reductions of classified commercial and commercial real estate loans. Other classified assets decreased $2.5 million from March 31, 1998, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral. The $15.5 million decrease in classified loans from December 31, 1998, was principally due to reductions in commercial loans with real estate collateral. The $400 thousand reduction in other classified assets from December 31, 1998, was mainly due to sales and write-downs of other real estate owned properties.

Non-performing Assets

Non-performing assets include non-accrual loans, loans 90 days past due as to principal or interest and still accruing, and other real estate owned. Loans are placed on non-accrual status when reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. In addition, loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing non-accrual" and are included in total non-performing assets. When the ability to fully collect non-accrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

The following is a summary of non-performing assets on the dates indicated:
--------------------------------------------------------------------------
                                                                   At
                                            At March 31,      December 31,
                                        -------------------   ------------
(In millions)                           1999           1998          1998
--------------------------------------------------------------------------
Performing non-accrual loans           $2.28          $1.40         $1.80
Non-performing,
     non-accrual loans                  6.21          13.68          6.73
--------------------------------------------------------------------------
   Total non-accrual loans              8.49          15.08          8.53

Loans 90 days past due and
  still accruing                        0.30           0.66          0.52
--------------------------------------------------------------------------
  Total non-performing loans            8.79          15.74          9.05
--------------------------------------------------------------------------
Restructured loans                        --             --            --
Other real estate owned                 3.86           6.39          4.32
--------------------------------------------------------------------------
 Total non-performing assets          $12.65         $22.13        $13.37
==========================================================================
Allowance for loan losses
  as a percentage of
  non-performing loans                   588%           319%          567%

Performing non-accrual loans increased $880 thousand to $2.28 million at March 31, 1999, from $1.40 million at March 31, 1998 and $480 thousand from $1.80 million outstanding at December 31, 1998. Non-performing, non-accrual loans of $6.21 million at March 31, 1999, decreased $7.47 million from March 31, 1998, primarily due to sales, payoffs and foreclosures of commercial real estate loans, and $520 thousand from December 31, 1998, mainly due to payoffs and write-offs of loans with real estate collateral and commercial loans. The $2.53 million and $460 thousand decreases in other real estate owned balances from March 31 and December 31, 1998, respectively, were due to liquidations, write-downs and liquidations net of foreclosures of properties acquired in satisfaction of debt.

The amount of gross interest income that would have been recorded for non-accrual loans for the three months ended March 31, 1999, if all such loans had been current in accordance with their original terms, was $152 thousand, compared to $337 thousand and $134 thousand, respectively, for the first and fourth quarters of 1998. The amount of interest income that was recognized on non-accrual loans from cash payments made during the three months ended March 31, 1999, totaled $112 thousand, compared to $148 thousand for the comparable period in 1998 and $183 thousand for the fourth quarter of 1998. These cash payments represent annualized yields of 6.13 percent for the first quarter of 1999 compared to 3.74 percent and
9.09 percent, respectively, for the first and fourth quarters of 1998. Total cash payments received which were applied against the book balance of non-accrual loans outstanding at March 31, 1999, totaled approximately $1.2 million.

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

Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $51.7 million allowance for loan losses, which constituted 2.26 percent of total loans at March 31, 1999, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:
--------------------------------------------------------------------------
                                               For the three months ended
                                               March 31,      December 31,
                                         -------------------  ------------
(In millions)                           1999           1998          1998
--------------------------------------------------------------------------
Balance, beginning
  of period                            $51.3          $50.6         $51.1
Loan loss provision                      1.2            1.4           1.2

Loans charged off                       (1.5)          (2.9)         (2.2)
Recoveries of previously
   charged-off loans                     0.7            1.2           1.2
--------------------------------------------------------------------------
  Net credit losses                     (0.8)          (1.7)         (1.0)
--------------------------------------------------------------------------
Balance, end of period                 $51.7          $50.3         $51.3
==========================================================================
Allowance for loan losses
  as a percentage
  of loans outstanding                  2.26%          2.23%         2.23%
==========================================================================

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 200 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. It is the policy of the Company to require that such simulated NII changes should be always less than 10 percent or steps must be taken to reduce interest-rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer look at the risk will be put in place to determine what steps could be taken to control risk should it grow worse. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March 31, 1999 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At March 31, 1999 and 1998, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1998 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At March 31, 1999, there were no substantial changes in the information on market risk that was disclosed in the Company's 1998 and 1997 Form 10-Ks.

Liquidity
---------
The Company's principal source of asset liquidity is marketable investment securities available for sale. At March 31, 1999, investment securities available for sale totaled $996 million, representing an increase of $9.9 million from March 31, 1998. In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 1999 and 1998 generated substantial cash flows, which are included in the total provided from operations of $36.7 million and $11.5 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.

During 1999, the effect of the Company's stock repurchase programs and dividends paid to shareholders were $24.7 million and $6.4 million, respectively. These cash outflows were combined with other net cash used in financing activities totaling $24.7 million, which include lower deposit balances partially offset by an increase in short-term borrowings and an increase in equity from issuance of stock. This compares with cash used by the Company during the first three months of 1998 for its share repurchase programs and dividends paid to shareholders of $10.4 million and $5.1 million, respectively. These first quarter of 1998 cash outflows, added to a $64.2 million decrease in short-term borrowed funds more than offset a $11.3 million increase in deposit balances and a $3.4 million increase in equity from issuance of stock. These were the factors affecting the total cash outflows used in financing activities for the first quarters of 1999 and 1998 of $55.8 million and $65.1 million, respectively.

The Company uses cash flows from operating and financing activities primarily to invest in loans and investment securities. Purchases of investment securities net of maturities increased $24.1 million during the first three months of 1999 compared to a decrease of $6.4 million during the comparable period in 1998. Proceeds from net repayments of loans totaled $7.9 million and $6.0 million for the first three months of 1999 and 1998, respectively.

The Company anticipates increasing its cash level from operations through 1999 due to increased profitability and retained earnings. For the same period, it is anticipated that demand for loans will continue to increase, particularly in the commercial and real estate categories. The growth in deposit balances is expected to follow the anticipated growth in loan balances.

Line of Credit
On July 31, 1998, the Company entered into an agreement with a well-established financial institution establishing a line of credit for general corporate purposes including the repurchase of its stock. The line of credit has a one-year term and an available commitment amount ranging from $60 million, during the first nine months, reduced by $7.5 million during each of the following three months to $37.5 million. The interest rate of this line of credit is set by the lender based on various factors including costs and desired return, general economic conditions and other factors.
At March 31, 1999, there were no outstanding balances drawn on this line.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

Since the beginning of 1994 and through March 31, 1999, the Board of Directors of the Company has authorized the repurchase of 4,252,150 shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 250,000 shares of its common stock in the open market during the first three months of 1999, 996,000 in 1998, 1,040,886 in 1997, and 1,207,800, 721,350 and
93,000 in 1996, 1995 and 1994, respectively. So far, these repurchases have been made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition to these systematic repurchases, a new plan to repurchase up to 3,000,000 of the Company's shares of common stock (the "Program") was approved by the Board of Directors on June 25, 1998. The Company's strong capital position and healthy profitability contributed to the initiation of the Program, which was being implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to the Program, the Company repurchased 2,088,900 shares of its common stock during the last six months of 1998, at an average price of approximately $30 per share, and 326,700 during the first quarter of 1999 at an average price of approximately $33 per share.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $357.2 million at March 31, 1999. This amount, which is reflective of the effect of common stock market repurchases and dividends paid to shareholders partially offset by the generation and retention of earnings, represents a decrease of $57.6 million or 14 percent from March 31, 1998, and a decrease of $11.4 million, or 3 percent, from December 31, 1998. As a consequence of the decrease in shareholders' equity, the Company's ratio of equity to total assets decreased to 9.33 percent at March 31, 1999, from
10.91 percent and 9.59 percent at March 31 and December 31, 1998, respectively. The ratio of Tier I capital to risk-adjusted assets was 11.69 percent at March 31, 1999, compared to 13.03 percent at March 31, 1998, and 11.87 percent at December 31, 1998. Total capital to risk-adjusted assets was 13.62 percent at March 31, 1999, compared to 14.97 percent at March 31, 1998, and 13.79 percent at December 31, 1998.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
--------------------------------------------------------------------------
                                                                  Minimum
                                March 31,      December 31,    Regulatory
                         -------------------- -------------       Capital
                          1999          1998           1998  Requirements
--------------------------------------------------------------------------
Tier I Capital           11.69%        13.03%         11.87%         4.00%
Total Capital            13.62%        14.97%         13.79%         8.00%
Leverage ratio            9.16%        10.18%          9.39%         4.00%

The risk-based capital ratios decreased at March 31, 1999, compared to March 31 and December 31, 1998, primarily due to the decrease in the total level of shareholders' equity. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. As shown in the table above, all ratios are in excess of the regulatory definition of "well capitalized".

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

The Company's Year 2000 compliance program has been divided into phases, each of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 compliance of those determined to be material to the Company; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (4) assessing the status of third party risks; and (5) designing and implementing contingency and business continuation plans.

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

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing; the Company estimates that the software conversion phase was approximately 98 percent completed at March 31, 1999. Each of the upgrades and/or replacements, to the extent economically feasible, has been run through a test environment before being implemented, and has been also tested to see how well it integrates with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements is scheduled to be completed by the end of the second quarter of 1999.

The fourth phase, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third parties, including various exchanges, clearing houses, correspondent other banks, telecommunication companies, public utilities and credit customers. Included in the credit analysis process, the Company has implemented a project plan for assessing the Year 2000 readiness of its credit customers, and has completed its initial assessment of the response of significant customers. The evaluations undertaken to assess all third-party risks include communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been completed and, as of March 31, 1999, no significant problems have been identified.

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

Costs
As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Company. The estimated value of internal resources allocated to the Year 2000 project is approximately $3.9 million, of which $3.5 million had been expended through March 31, 1999. The priority given to Year 2000 work may result in extending the time for completing some other technology projects; these delays are not expected to have a material effect on the Company's business. The Company's total cost associated with required modifications to become Year 2000 compliant is not expected to be material to its results of operations, liquidity and capital resources.

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


                                             WESTAMERICA BANCORPORATION
                                             (Registrant)



Date: May 4, 1999                            /s/ DENNIS R. HANSEN
                                             --------------------
                                             Dennis R. Hansen
                                             Senior Vice President
                                             and Controller
                                             Chief Accounting Officer

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

         Item 5 - Other Information

                  None

         Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibit 11:
                  Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common
                  Shares Assuming Full Dilution

            (b)   Exhibit 27:
                  Financial Data Schedule

            (c)   Reports on Form 8-K
                  None