Form 10-Q
period 1999-06-30
WESTAMERICA BANCORPORATION
filed 1999-08-12
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.

        Yes [ x ]                No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Title of Class       Shares outstanding as of July 30, 1999

Common Stock,                   38,384,946
No Par Value

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
-----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                         At June 30,     At December 31,
                                                     1999           1998            1998
-----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                        $191,760       $244,112        $229,734
Money market assets                                   250            250             250
Investment securities available for sale        1,012,175        982,660         987,661
Investment securities held to maturity,
  with market values of:
          $236,771 at June 30, 1999
          $243,423 at June 30, 1998
          $233,790 at December 31, 1998           236,413        238,649         226,993
Loans, net of allowance for loan losses of:
           $51,720 at June 30, 1999
           $50,773 at June 30, 1998
           $51,304 at December 31, 1998         2,248,924      2,240,124       2,246,593
Other real estate owned                             3,065          5,812           4,315
Premises and equipment, net                        44,562         47,010          45,971
Interest receivable and other assets              133,123        105,403         102,781
-----------------------------------------------------------------------------------------
          Total assets                         $3,870,272     $3,864,020      $3,844,298
=========================================================================================



LIABILITIES
Deposits:
  Non-interest bearing                           $814,496       $808,049        $842,919
  Interest bearing:
    Transaction                                   548,300        523,130         600,502
    Savings                                       880,894        904,029         903,141
    Time                                          836,803        835,750         842,443
-----------------------------------------------------------------------------------------
    Total deposits                              3,080,493      3,070,958       3,189,005
Short-term borrowed funds                         371,149        277,274         203,671
Liability for interest, taxes and
  other expenses                                   32,490         45,633          35,526
Debt financing and notes payable                   46,500         52,500          47,500
-----------------------------------------------------------------------------------------
      Total liabilities                         3,530,632      3,446,365       3,475,702
-----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Authorized - 150,000 shares
Common stock, issued and outstanding:
     38,722 shares at June 30, 1999
     42,451 shares at June 30, 1998
     39,828 shares at December 31, 1998           194,128        200,140         195,156
Accumulated other comprehensive income:
   Unrealized gain on securities
        available for sale, net                     6,667         19,538          20,184
Retained earnings                                 138,845        197,977         153,256
-----------------------------------------------------------------------------------------
      Total shareholders' equity                  339,640        417,655         368,596
-----------------------------------------------------------------------------------------
          Total liabilities
              and shareholders' equity         $3,870,272     $3,864,020      $3,844,298
=========================================================================================

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                     Three months ended         Six months ended
                                                          June 30,                   June 30,
                                                   1999           1998        1999           1998
--------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                           $46,383        $49,219     $92,622        $98,072
Investment securities available for sale
  Taxable                                        11,683         11,881      23,181         23,829
  Tax-exempt                                      2,625          2,471       5,140          4,925
Investment securities held to maturity
  Taxable                                         1,340          1,511       2,772          2,998
  Tax-exempt                                      1,978          1,912       3,928          3,825
--------------------------------------------------------------------------------------------------
    Total interest income                        64,009         66,994     127,643        133,649

INTEREST EXPENSE
Transaction deposits                                988          1,671       1,937          3,343
Savings deposits                                  4,845          5,995       9,897         12,133
Time deposits                                     9,271         10,417      18,732         20,393
Funds purchased                                   3,434          3,345       6,093          6,368
Debt financing and notes payable                    822            923       1,651          1,841
--------------------------------------------------------------------------------------------------
    Total interest expense                       19,360         22,351      38,310         44,078
--------------------------------------------------------------------------------------------------
NET INTEREST INCOME                              44,649         44,643      89,333         89,571

Provision for loan losses                         1,195          1,395       2,390          2,790
--------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                       43,454         43,248      86,943         86,781

NON-INTEREST INCOME
Service charges on deposit accounts               4,991          5,059       9,796         10,035
Merchant credit card                                822            870       1,666          1,502
Financial services commissions                      821            473       1,386            793
Mortgage banking                                    165            389         397            839
Trust fees                                          171            155         344            310
Other                                             2,670          2,638       5,198          5,090
--------------------------------------------------------------------------------------------------
    Total non-interest income                     9,640          9,584      18,787         18,569

NON-INTEREST EXPENSE
Salaries and related benefits                    12,555         12,715      25,473         25,896
Occupancy                                         3,021          2,815       5,963          5,711
Equipment                                         1,713          1,740       3,454          3,590
Data processing                                   1,496          1,559       2,960          2,891
Professional fees                                   330            627         743          1,121
Other real estate owned                             155            167         189             85
Other                                             5,457          5,736      10,918         11,405
--------------------------------------------------------------------------------------------------
    Total non-interest expense                   24,727         25,359      49,700         50,699
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       28,367         27,473      56,030         54,651
 Provision for income taxes                       9,498          9,371      18,757         18,453
--------------------------------------------------------------------------------------------------
NET INCOME                                      $18,869        $18,102     $37,273        $36,198
==================================================================================================
Comprehensive income:
  Unrealized (loss) gain on securities
           available for sale, net               (9,398)           (34)    (13,517)         1,598
--------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                             $9,471        $18,068     $23,756        $37,796
==================================================================================================
Average shares outstanding                       39,046         42,607      39,337         42,673
Diluted average shares outstanding               39,674         43,335      39,971         43,446

PER SHARE DATA
Basic earnings                                    $0.48          $0.42       $0.95          $0.85
Diluted earnings                                   0.48           0.42        0.93           0.83
Dividends paid                                     0.16           0.12        0.32           0.24

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                       For the six months
                                                                         ended June 30,
                                                                    1999               1998
--------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                       $37,273            $36,198
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                    4,174              4,448
  Loan loss provision                                              2,390              2,790
  Amortization of deferred net loan (cost)/fees                      724                (36)
  (Increase) decrease in interest income receivable                 (767)               388
  Decrease (increase) in other assets                              1,081            (10,141)
  Increase in income taxes payable                                 1,162              5,152
  Increase in interest expense payable                               163                897
  Increase (decrease) in other liabilities                         3,874             (8,097)
  Gain on sales/write-down of equipment                              (46)               (62)
  Originations of loans for resale                               (16,569)            (5,025)
  Proceeds from sale of loans originated for resale               14,376              4,180
  Net gain on sale of property acquired
       in satisfaction of debt                                      (274)              (813)
  Write-down on property acquired in satisfaction of debt             88                325
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                         47,649             30,204
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net repayments of loans                                           (3,564)           (33,006)
Purchases of investment securities available for sale           (238,660)          (154,599)
Purchases of investment securities held to maturity              (20,833)           (30,920)
Purchases of property, plant and equipment                        (1,351)            (1,576)
Proceeds from maturity of securities available for sale          190,477            172,680
Proceeds from maturity of securities held to maturity             11,413             23,231
Proceeds from sale of securities available for sale                  344              5,279
Proceeds from sale of property and equipment                          46                 84
Proceeds from property acquired in satisfaction
   of debt                                                         1,748              4,337
--------------------------------------------------------------------------------------------
Net cash used in by investing activities                         (60,380)           (14,490)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in deposits                                        (137,312)            (7,543)
Net increase in short-term borrowings                            167,478             12,426
Repayments of notes payable                                       (1,000)                --
Exercise of stock options/issuance of shares                       3,976              4,767
Repurchases/retirement of stock                                  (45,725)           (21,801)
Dividends paid                                                   (12,660)           (10,275)
--------------------------------------------------------------------------------------------
Net cash used in financing activities                            (25,243)           (22,426)
--------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (37,974)            (6,712)

Cash and cash equivalents at beginning of period                 229,734            250,824
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $191,760           $244,112
============================================================================================
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned                      $312             $2,280
  Depreciation of fixed assets charged against reserves               37                 97

Supplemental disclosure of cash flow activity:
  Unrealized (loss) gain on securities available for sale        (13,517)             1,614
  Interest paid for the period                                    38,148             43,181
  Income tax payments for the period                              17,596             14,483

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
In addition to historical information, this discussion includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such factors include, but are not limited to, those described in this discussion and analysis. This report, which includes consolidated financial statements prepared in conformity with generally accepted accounting principles, should be read in conjunction with Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1998.

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County, Community Banker Services Corporation and Westamerica Commercial Credit Inc., reported second quarter 1999 net income of $18.9 million or $.48 diluted earnings per share. These results compare to net income of $18.1 million or $.42 diluted earnings per share for the second quarter of 1998. On a year-to-date basis, the Company reported net income of $37.3 million representing $.93 diluted earnings per share, compared to $36.2 million or $.83 diluted earnings per share for the same period of 1998.

Following is a summary of the components of net income for
the periods indicated:
---------------------------------------------------------------------------------------
                                           For the three               For the six
                                           months ended                months ended
                                             June 30,                    June 30,
                                       --------------------        --------------------
(In millions)                           1999          1998          1999          1998
---------------------------------------------------------------------------------------
Net interest income*                   $47.7         $47.5         $95.3         $95.1
Provision for loan losses               (1.2)         (1.4)         (2.4)         (2.8)
Non-interest income                      9.6           9.6          18.8          18.6
Non-interest expense                   (24.7)        (25.4)        (49.7)        (50.7)
Provision for income taxes*            (12.5)        (12.2)        (24.7)        (24.0)
---------------------------------------------------------------------------------------
Net income                             $18.9         $18.1         $37.3         $36.2
=======================================================================================

Average total assets                $3,816.8      $3,772.7      $3,795.6      $3,759.6
Net income (annualized) as
  a percentage of average
  total assets                          1.98%         1.92%         1.98%         1.94%
=======================================================================================

* Fully taxable equivalent basis (FTE)

During the second quarter of 1999, the Company's net income was $18.9 million, $800 thousand higher than the same period in 1998. Continuing reductions in operating costs, higher net interest income, and a lower loan loss provision resulting from continued improvements in credit quality, account for the change.

Comparing the first six months of 1999 to the same period of 1998, net income increased $1.1 million. Included in this change is lower operating costs and a lower loan loss provision, combined with increased net interest income and higher service charges and other fee income.

Net Interest Income
-------------------
Following is a summary of the components of net interest income for the periods indicated:
---------------------------------------------------------------------------------------
                                           For the three               For the six
                                           months ended                months ended
                                             June 30,                    June 30,
                                       --------------------        --------------------
(In millions)                           1999          1998          1999          1998
---------------------------------------------------------------------------------------
Interest income                        $64.0         $67.0        $127.6        $133.6
Interest expense                       (19.4)        (22.4)        (38.3)        (44.1)
FTE adjustment                           3.1           2.9           6.0           5.6
---------------------------------------------------------------------------------------
Net interest income (FTE)              $47.7         $47.5         $95.3         $95.1
=======================================================================================
Net interest margin (FTE)               5.45%         5.49%         5.49%         5.54%
=======================================================================================

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the second quarter of 1999 increased $200 thousand from the same period in 1998 to $47.7 million. Comparing the first six months of 1999 with the previous year, net interest income (FTE) increased $200 thousand to $95.3 million.

Interest Income
During the second quarter of 1999 interest income (FTE) decreased $3.0 million from the same period in 1998. Lower earning-asset yields were partially offset by increased average balances. Loan yields decreased 55 basis points from prior year. All loan categories contributed to this unfavorable change, particularly those tied to the prime rate which decreased 50 basis points from June 30, 1998. Following the general trend of declining market rates, investment securities yields decreased 12 basis points from the comparable period of 1998. All categories of securities contributed to this change, particularly U.S. Treasury and other government agency securities. Partially offsetting these changes, earning-asset average balances increased $42.7 million from the second quarter of 1998. Loan balances were $23.3 million higher, as improved volume of commercial and indirect lending was partially offset by lower construction, residential real estate and other consumer lending. Investment securities average balances increased $19.4 million from the second quarter of 1998. Increases in asset-backed and corporate, U.S. Agency and tax-free securities, were partially offset by reductions in U.S. Treasury and participation certificates.

Comparing the first six months of 1999 with the same period of 1998, interest income (FTE) decreased $6.0 million. The effect of a 41 basis point reduction in average yields partially offset by a $38.1 million increase in average balances accounts for this year-to-year change. All categories of earning-asset yields were lower than 1998, reflective of generally declining market rates. Loan average volume, $34.7 million higher than the first six months of 1998 accounts for most of the total earning-asset volume change. As in the 1999-1998 second quarter comparison, increased balances of commercial loans were partially offset by declining volume of consumer loans. Investment securities balances increased $3.4 million from the first six months of 1998. As in the quarter comparison, volume increases in U.S. Agency, asset-backed, corporate and tax-free securities were partially offset by lower U.S. Treasury and participation certificates.

Interest Expense
For the second quarter of 1999 interest expense was $3.0 million lower than the second quarter of 1998. Following market trends reflective of a general reduction in rates, total interest-bearing liability rates decreased 55 basis points from the second quarter of 1998. In addition, interest-free demand deposit account average balances increased $25.8 million from the second quarter of 1998. Partially offsetting the resulting effect of lower cost of funds, interest-bearing liabilities average balances increased $75.4 million from the second quarter of 1998, comprised of a $27.0 million increase in deposits and a $48.9 million increase in short- and medium-term borrowed funds, partially offset by a $500 thousand decrease in long-term debt average balances.

During the first six months of 1999, interest expense decreased $5.8 million from the same period of 1998, as a decrease of 53 basis points on the rates paid on interest-bearing liabilities and a $21.6 million increase in demand deposit average balances were partially offset by a $66.7 million increase in interest-bearing liability average balances. Reflecting market conditions, rates paid decreased in all categories of deposits and purchased funds while the net increase in interest-bearing average balances resulted from increases in average interest-bearing deposit balances and other purchased funds and debt financing, $39.1 million and $28.0 million, respectively, partially offset by a $200 thousand reduction in long-term debt average balances.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts minimizing the effect of adverse cyclical quarterly trends.

Net Interest Margin (FTE)
-------------------------
The following summarizes the components of the Company's net interest margin for the periods indicated:
---------------------------------------------------------------------------------------
                                           For the three               For the six
                                           months ended                months ended
                                             June 30,                    June 30,
                                       --------------------        --------------------
                                        1999          1998          1999          1998
---------------------------------------------------------------------------------------
Yield on earning assets                 7.67%         8.08%         7.71%         8.12%
Rate paid on interest-bearing
  liabilities                           2.92%         3.47%         2.93%         3.46%
---------------------------------------------------------------------------------------
  Net interest spread                   4.75%         4.61%         4.78%         4.66%

Impact of all other net
  non-interest bearing funds            0.70%         0.88%         0.71%         0.88%
---------------------------------------------------------------------------------------
    Net interest margin                 5.45%         5.49%         5.49%         5.54%
=======================================================================================

During the second quarter of 1999, the Company's net interest margin was 4 basis points lower than the second quarter of 1998 as the favorable impact of a 55 basis points decrease in the cost of funds was partially offset by the effect of a 41 basis points decrease in earning-asset yields and the unfavorable impact of a reduction in the Company's average non-interest bearing funds balances. As a result of the Company's share repurchase programs, second quarter 1999 average equity capital decreased $58.6 million from the same period in 1998, partially offset by a $25.8 million increase in average interest-free demand deposit accounts.

On a June year-to-date basis, the net interest margin was 5 basis points lower than the previous year. The adverse effect of lower average balances of non-interest bearing funds, mostly due to the combined effect of a $52.4 million decrease in average equity capital and a $21.6 increase million in average demand deposits, was partially offset by a 12 basis points higher net interest spread, as a 53 basis points reduction in the rate paid on interest-bearing liabilities more than offset the unfavorable effect of a 41 basis points decline in earning-asset yields.

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

Distribution of assets, liabilities and shareholders' equity:

                                                    For the three months ended
                                                          June 30, 1999
---------------------------------------------------------------------------------------
                                                                Interest         Rates
                                                  Average        income/       earned/
(Dollars in thousands)                            balance        expense          paid
---------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                    $250           $--            -- %
Investment securities:
  Available for sale
    Taxable                                        780,858        11,683          6.00
    Tax-exempt                                     200,448         3,759          7.52
  Held to maturity
    Taxable                                         88,014         1,340          6.11
    Tax-exempt                                     147,333         2,823          7.69
Loans:
  Commercial                                     1,495,161        31,673          8.50
  Real estate construction                          51,793         1,440         11.15
  Real estate residential                          356,681         6,131          6.89
  Consumer                                         382,614         8,195          8.59
--------------------------------------------------------------------------------------
Earning assets                                   3,503,152        67,044          7.67

Other assets                                       313,653
----------------------------------------------------------
    Total assets                                $3,816,805
==========================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                     $794,454           $--            -- %
  Savings and interest-bearing
    transaction                                  1,448,778         5,833          1.61
  Time less than $100,000                          414,044         4,481          4.34
  Time $100,000 or more                            429,267         4,790          4.48
--------------------------------------------------------------------------------------
    Total interest-bearing deposits              2,292,089        15,104          2.64
Short-term borrowed funds                          318,798         3,434          4.32
Debt financing and notes payable                    47,050           822          7.01
--------------------------------------------------------------------------------------
  Total interest-bearing liabilities             2,657,937        19,360          2.92
Other liabilities                                   28,717
Shareholders' equity                               335,697
----------------------------------------------------------
  Total liabilities and shareholders' equity    $3,816,805
==========================================================
Net interest spread (1)                                                           4.75 %
Net interest income and interest margin (2)                      $47,684          5.45 %
=======================================================================================

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

Distribution of assets, liabilities and shareholders' equity:

                                                    For the three months ended
                                                          June 30, 1998
---------------------------------------------------------------------------------------
                                                                Interest         Rates
                                                  Average        income/       earned/
(Dollars in thousands)                            balance        expense          paid
---------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                    $250           $--            -- %
Investment securities:
  Available for sale
    Taxable                                        764,550        11,747          6.16
    Tax-exempt                                     191,054         3,687          7.74
  Held to maturity
    Taxable                                        100,935         1,511          6.00
    Tax-exempt                                     140,686         2,712          7.73
Loans:
  Commercial                                     1,420,988        32,458          9.16
  Real estate construction                          60,580         1,748         11.57
  Real estate residential                          390,855         7,004          7.19
  Consumer                                         390,561         8,942          9.18
------------------------------------------------------------------------
Earning assets                                   3,460,459        69,809          8.08

Other assets                                       312,268
----------------------------------------------------------
    Total assets                                $3,772,727
==========================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                     $768,625           $--            -- %
  Savings and interest-bearing
    transaction                                  1,450,749         7,666          2.12
  Time less than $100,000                          441,214         5,578          5.07
  Time $100,000 or more                            373,126         4,839          5.20
------------------------------------------------------------------------
    Total interest-bearing deposits              2,265,089        18,083          3.20
Short-term borrowed funds                          264,916         3,345          5.06
Debt financing and notes payable                    52,500           923          7.05
------------------------------------------------------------------------
  Total interest-bearing liabilities             2,582,505        22,351          3.47
Other liabilities                                   27,326
Shareholders' equity                               394,271
----------------------------------------------------------
  Total liabilities and shareholders' equity    $3,772,727
==========================================================
Net interest spread (1)                                                           4.61 %
Net interest income and interest margin (2)                      $47,458          5.49 %
=======================================================================================

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

Distribution of assets, liabilities and shareholders' equity:

                                                     For the six months ended
                                                          June 30, 1999
---------------------------------------------------------------------------------------
                                                                Interest         Rates
                                                  Average        income/       earned/
(Dollars in thousands)                            balance        expense          paid
---------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                    $250           $--            -- %
Investment securities:
  Available for sale
    Taxable                                        769,766        23,181          6.07
    Tax-exempt                                     195,992         7,352          7.56
  Held to maturity
    Taxable                                         88,426         2,772          6.32
    Tax-exempt                                     146,456         5,599          7.71
Loans:
  Commercial                                     1,483,719        62,729          8.53
  Real estate construction                          53,967         2,929         10.94
  Real estate residential                          364,843        12,648          6.99
  Consumer                                         379,647        16,357          8.69
------------------------------------------------------------------------
Earning assets                                   3,483,066       133,567          7.71

Other assets                                       312,570
----------------------------------------------------------
    Total assets                                $3,795,636
==========================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                     $794,606           $--            -- %
  Savings and interest-bearing
    transaction                                  1,449,798        11,834          1.65
  Time less than $100,000                          419,014         9,208          4.43
  Time $100,000 or more                            427,296         9,524          4.49
------------------------------------------------------------------------
    Total interest-bearing deposits              2,296,108        30,566          2.68
Short-term borrowed funds                          288,326         6,093          4.26
Debt financing and notes payable                    47,297         1,651          7.04
------------------------------------------------------------------------
  Total interest-bearing liabilities             2,631,731        38,310          2.93
Other liabilities                                   30,016
Shareholders' equity                               339,283
----------------------------------------------------------
  Total liabilities and shareholders' equity    $3,795,636
==========================================================
Net interest spread (1)                                                           4.78 %
Net interest income and interest margin (2)                      $95,257          5.49 %
=======================================================================================

(1) Net interest spread represents the average yield earned on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Distribution of assets, liabilities and shareholders' equity:

                                                     For the six months ended
                                                          June 30, 1998
---------------------------------------------------------------------------------------
(Dollars in thousands)
                                                                Interest         Rates
                                                  Average        income/       earned/
                                                  balance        expense          paid
---------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                    $250           $--            -- %
Investment securities:
  Available for sale
    Taxable                                        768,808        23,560          6.18
    Tax-exempt                                     189,865         7,318          7.77
  Held to maturity
    Taxable                                         98,218         2,998          6.16
    Tax-exempt                                     140,326         5,399          7.76
Loans:
  Commercial                                     1,414,118        64,563          9.21
  Real estate construction                          62,708         3,656         11.76
  Real estate residential                          378,887        13,791          7.34
  Consumer                                         391,800        17,891          9.21
------------------------------------------------------------------------
Earning assets                                   3,444,980       139,176          8.12

Other assets                                       314,632
----------------------------------------------------------
    Total assets                                $3,759,612
==========================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                     $772,971           $--            -- %
  Savings and interest-bearing
    transaction                                  1,456,459        15,476          2.14
  Time less than $100,000                          445,418        11,108          5.03
  Time $100,000 or more                            355,165         9,285          5.27
------------------------------------------------------------------------
    Total interest-bearing deposits              2,257,042        35,869          3.20
Short-term borrowed funds                          255,447         6,368          5.03
Debt financing and notes payable                    52,500         1,841          7.07
------------------------------------------------------------------------
  Total interest-bearing liabilities             2,564,989        44,078          3.46
Other liabilities                                   29,935
Shareholders' equity                               391,717
----------------------------------------------------------
  Total liabilities and shareholders' equity    $3,759,612
==========================================================
Net interest spread (1)                                                           4.66 %
Net interest income and interest margin (2)                      $95,098          5.54 %
=======================================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Rate and volume variances
-------------------------
The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.
---------------------------------------------------------------------------------------
                                                            Three months ended
                                                              June 30, 1999
                                                         compared with three months
                                                            ended June 30, 1998
                                                   ------------------------------------
(In thousands)                                      Volume          Rate         Total
---------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold                    $0            $0            $0
  Investment securities:
    Available for sale
      Taxable                                          279          (343)          (64)
      Tax-exempt                                       169           (97)           72
    Held to maturity
      Taxable                                         (197)           26          (171)
      Tax-exempt                                       127           (16)          111
  Loans:
    Commercial                                       2,009        (2,794)         (785)
    Real estate construction                          (246)          (62)         (308)
    Real estate residential                           (595)         (278)         (873)
    Consumer                                          (179)         (568)         (747)
---------------------------------------------------------------------------------------
      Total increase (decrease)
          in loans                                     989        (3,702)       (2,713)
---------------------------------------------------------------------------------------
Total increase (decrease) in
  interest and fee income                            1,367        (4,132)       (2,765)
---------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                           (10)       (1,823)       (1,833)
    Time less than $100,000                           (329)         (768)       (1,097)
    Time $100,000 or more                             (678)          629           (49)
---------------------------------------------------------------------------------------
     Total decrease in
          interest-bearing deposits                 (1,017)       (1,962)       (2,979)
---------------------------------------------------------------------------------------
Short-term borrowed funds                              323          (234)           89
Debt financing and notes payable                       (95)           (6)         (101)
---------------------------------------------------------------------------------------
    Total increase (decrease) in
          interest expense                            (789)       (2,202)       (2,991)
---------------------------------------------------------------------------------------
   Increase (decrease) in
        net interest income (1)                     $2,156       ($1,930)         $226
=======================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Rate and volume variances (continued)
---------------------------------------------------------------------------------------
                                                             Six months ended
                                                              June 30, 1999
                                                         compared with six months
                                                            ended June 30, 1998
                                                   ------------------------------------
(In thousands)                                      Volume          Rate         Total
---------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold                    $0            $0            $0
  Investment securities:
    Available for sale
      Taxable                                           29          (408)         (379)
      Tax-exempt                                       199          (165)           34
    Held to maturity
      Taxable                                         (310)           84          (226)
      Tax-exempt                                       234           (34)          200
  Loans:
    Commercial                                       3,645        (5,479)       (1,834)
    Real estate construction                          (486)         (241)         (727)
    Real estate residential                           (501)         (642)       (1,143)
    Consumer                                          (544)         (990)       (1,534)
---------------------------------------------------------------------------------------
      Total decrease in loans                        2,114        (7,352)       (5,238)
---------------------------------------------------------------------------------------
Total increase (decrease) in
    interest and fee income                          2,266        (7,875)       (5,609)
---------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                           (70)       (3,572)       (3,642)
    Time less than $100,000                           (632)       (1,268)       (1,900)
    Time $100,000 or more                              872          (633)          239
---------------------------------------------------------------------------------------
     Total decrease in
         interest-bearing deposits                     170        (5,473)       (5,303)
---------------------------------------------------------------------------------------
Short-term borrowed funds                            1,505        (1,780)         (275)
Debt financing and notes payable                      (182)           (8)         (190)
---------------------------------------------------------------------------------------
     Total increase (decrease) in
        interest expense                             1,493        (7,261)       (5,768)
---------------------------------------------------------------------------------------
   Increase (decrease) in
      net interest income                             $773         ($614)         $159
=======================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses
-------------------------
The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $1.2 million for loan losses in the second quarter of 1999, $200 thousand lower than the same period of 1998 and unchanged from the previous quarter. On a year-to-date basis, the $2.4 million 1999 provision was $400 thousand lower than the first six months of 1998. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

Non-interest Income
-------------------
The following table summarizes the components of non-interest income for the periods indicated.
---------------------------------------------------------------------------------------
                                           For the three               For the six
                                           months ended                months ended
                                             June 30,                    June 30,
                                       --------------------        --------------------
(In millions)                           1999          1998          1999          1998
---------------------------------------------------------------------------------------
Deposit account fees                   $4.99         $5.06         $9.80        $10.04
Merchant credit card                    0.82          0.87          1.67          1.50
Financial services
  commissions                           0.82          0.47          1.39          0.79
Mortgage banking income                 0.17          0.39          0.40          0.84
Trust fees                              0.17          0.16          0.34          0.31
Other non-interest income               2.67          2.63          5.19          5.09
---------------------------------------------------------------------------------------
  Total                                $9.64         $9.58        $18.79        $18.57
=======================================================================================

The $60 thousand increase in non-interest income during the second quarter of 1999 compared to the second quarter of 1998, was comprised primarily of the following: $350 thousand higher financial services commissions, due to more aggressive marketing efforts resulting in higher sales volume and a higher share of fees received from the agent managing certain investments of the Company's customers; and $98 thousand, $71 thousand and $15 thousand higher gains on sales of official checks, check issuing charges and trust fees, respectively. Partially offsetting these changes, mortgage banking income was $220 thousand lower than the same quarter in 1998, mainly due to lower net gains from loans sold in the secondary market, lower retained mortgage servicing fees and other fees in connection with the preparation and documentation of related loans; deposit account fees were $70 thousand lower than the comparable quarter in 1998 due to lower overdraft and returned item charges and lower activity charges on personal accounts in part offset by higher fees on business accounts on analysis; gains on asset sales were $130 thousand lower, including real property and equipment; and merchant credit card fees were $50 thousand lower than the comparable quarter in 1998.

Comparing the first six months of 1999 to the same period in 1998, non-interest income increased $220 thousand. The largest contributor to this change is financial services commissions, $600 thousand higher than 1998, due to increased sales and higher share of fees received from the agent managing certain investments of the Company's clients. In addition, merchant credit card income was $170 thousand higher than prior year primarily due to fee restructuring and repricing; trust fees were $30 thousand higher; and gains on sales of official checks were $370 thousand higher due to new vendor set-up and fee structure. Partially offsetting these changes, mortgage banking income was $440 thousand lower than the first six months of 1998, due to lower refinancing volume, retained servicing and gains on the sales of loans in the secondary market; and deposit service fees were $240 thousand lower due to reduced income on balance shortages on personal transaction accounts, in part offset by business customers' account analysis fee income. In addition, gains on sales of real estate acquired in satisfaction of debt were $300 thousand lower than the first six months of 1998.

Non-interest expense
--------------------
The following table summarizes the components of non-interest expense for the periods indicated.

---------------------------------------------------------------------------------------
                                           For the three               For the six
                                           months ended                months ended
                                             June 30,                    June 30,
                                       --------------------        --------------------
(In millions)                           1999          1998          1999          1998
---------------------------------------------------------------------------------------
Salaries and incentives                $9.86        $10.03        $19.87        $19.94
Other personnel                         2.69          2.69          5.60          5.96
Occupancy                               3.02          2.82          5.96          5.71
Equipment                               1.71          1.74          3.45          3.59
Data processing services                1.50          1.56          2.96          2.89
Professional fees                       0.33          0.63          0.74          1.12
Courier service                         0.80          0.88          1.66          1.77
Stationery and supplies                 0.39          0.50          0.76          0.91
Postage                                 0.50          0.50          1.12          1.06
Loan expense                            0.36          0.42          0.71          0.72
Advertising/public relations            0.36          0.39          0.66          0.68
Merchant credit card                    0.36          0.29          0.67          0.54
Operational losses                      0.33          0.28          0.55          0.55
Other real estate owned and
 property held for sale                 0.16          0.17          0.19          0.09
Other non-interest expense              2.36          2.46          4.80          5.17
---------------------------------------------------------------------------------------
Total                                 $24.73        $25.36        $49.70        $50.70
=======================================================================================
Average full time
  equivalent staff                     1,100         1,159         1,109         1,152
Non-interest expense
    to revenues
  ("Efficiency ratio")(FTE)            43.14%        44.46%        43.58%        44.60%
=======================================================================================

Non-interest expense of $24.73 million in second quarter of 1999 was $630 thousand lower than the same quarter in 1998, as the Company continued to control costs through efficiencies and consolidation of operations, reflected in the reduction of its efficiency ratio. Included in this change are $300 thousand lower professional fees, primarily due to reduced legal expenses incurred related to non-performing loans, $170 thousand lower employee-related expenses, primarily a result of reductions in full-time equivalent staff combined with lower incentive compensation program payouts partially offset by lower deferrals in connection with fewer number of loan originations; $110 thousand lower stationery and supplies costs due to reduced printing costs and decreased purchases and usage of inventories; $80 thousand lower courier service costs reflecting renegotiated contracts and improved efficiencies in the interbranch delivery system; $60 thousand lower data processing costs primarily due to reduced outsource servicing, $60 thousand lower loan expense mainly due to reduced costs related to repossessions, foreclosures and appraisals, and lower advertising/public relations and equipment expenses, $30 thousand each. Partially offsetting these changes, occupancy expenses were $200 thousand higher than the comparable quarter in 1998, mainly due to rental costs of properties acquired through mergers that were previously charged against specific reserves, merchant credit card costs were $70 thousand higher due to increased processing expense resulting from increased volume of activity, and operational losses were $50 thousand higher than the second quarter of 1998 mainly due to increased miscellaneous shortages and sundry losses.

Comparing the first six months of 1999 with the same period of 1998, non-interest expense decreased $1.0 million. Personnel related costs were $430 thousand lower, primarily due to reduced salaries and benefits reflecting a reduction of 43 full-time equivalent employees and decreased accruals in connection with certain compensation programs, professional fees were $380 thousand lower primarily due to legal costs in connection with problem credits, stationery and supplies expenses were $150 thousand lower, primarily due to lower purchases of inventories, and equipment costs were $140 thousand lower than the first six months of 1998 due to lower depreciation expense, rentals and maintenance related costs. In addition, courier services, advertising/public relations and loan expenses were $110 thousand, $20 thousand and $10 thousand, respectively, lower than the first half of 1998. Included in the reduction in costs in other non-interest expense are lower state and federal agency assessments, lower amortizations of purchase premiums due to asset run-offs, lower telephone expenses, lower employee education related costs and lower insurance and temporary help related expenses.

Partially offsetting these expense reductions from the first six months of 1998, occupancy costs were $250 thousand higher, primarily due to rental costs of properties acquired through mergers that were charged, in the prior year, against specific reserves, merchant credit card costs were $130 thousand higher due to increased processing costs, resulting from repricing, higher volume, and increased servicers' assessments, data processing services were $70 thousand higher than 1998 mainly due to increased in-house servicer billings related to the Company's Y2K compliance program, and postage expenses were $60 thousand higher than the first six months in the prior year. Included in the other non-interest expense change and partially offsetting the expense reductions mentioned above, are higher correspondent bank service charges due to a change in accounting for charges from two of the Company's largest clearing institutions, higher employee recruiting costs due to intensified search to fill-in open positions, and higher settlements.

Provision for Income Tax
------------------------
During the second quarter of 1999, the Company recorded income tax expense of $9.5 million compared to $9.4 million in the second quarter of 1998. On a year-to-date basis, income tax expense was $18.8 million for 1999 compared to $18.5 million in 1998. The provisions recorded for both the second quarter and first six months of 1999 represent effective tax rates of 33.5 percent, compared to 34.1 percent and 33.8 percent, respectively, for the second quarter and first six months of 1998. Effective tax rates for all periods presented are attributable to the level of tax-exempt income.


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

The following is a summary of classified assets on the dates indicated:
-------------------------------------------------------------------------
                                                                 At
                                             At June 30,    December 31,
                                       -------------------- -------------
(In millions)                           1999          1998          1998
-------------------------------------------------------------------------
Classified loans                       $45.7         $56.6         $50.8
Other classified assets                  3.1           5.8           4.3
-------------------------------------------------------------------------
Total classified assets                $48.8         $62.4         $55.1
=========================================================================
Allowance for loan losses
 as a percentage of
  classified loans                       113%           90%          101%

Classified loans at June 30, 1999, decreased $10.9 million or 19 percent to $45.7 million from June 30, 1998, reflecting the continued enforcing of the Company's strict credit standards. The decrease was principally due to reductions of classified commercial and commercial real estate loans. Other classified assets decreased $2.7 million from June 30, 1998, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral. The $5.1 million decrease in classified loans from December 31, 1998, was principally due to reductions in commercial loans with real estate collateral. The $1.2 million reduction in other classified assets from December 31, 1998, was mainly due to sales and write-downs of other real estate owned properties.

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

The following is a summary of non-performing assets on the dates indicated:
-------------------------------------------------------------------------
                                                                 At
                                             At June 30,    December 31,
                                       -------------------- -------------
(In millions)                           1999          1998          1998
-------------------------------------------------------------------------
Performing non-accrual loans           $1.93         $1.90         $1.80
Non-performing,
     non-accrual loans                  7.37          6.64          6.73
-------------------------------------------------------------------------
   Total non-accrual loans              9.30          8.54          8.53

Loans 90 days past due and
  still accruing                        0.42          0.48          0.52
-------------------------------------------------------------------------
  Total non-performing loans            9.72          9.02          9.05
-------------------------------------------------------------------------
Restructured loans                        --            --            --
Other real estate owned                 3.07          5.81          4.32
-------------------------------------------------------------------------
 Total non-performing assets          $12.79        $14.83        $13.37
=========================================================================
Allowance for loan losses
  as a percentage of
  non-performing loans                   532%          563%          567%

Performing non-accrual loans increased $30 thousand to $1.93 million at June 30, 1999, from $1.90 million at June 30, 1998 and $130 thousand from $1.80 million outstanding at December 31, 1998. Non-performing, non-accrual loans of $7.37 million at June 30, 1999, increased $730 thousand from June 30, 1998, primarily due to additions of commercial and commercial real estate loans, partially offset by sales, payoffs and foreclosures of commercial real estate loans, and $640 thousand from December 31, 1998, mainly due additions net of payoffs and write-offs of loans with real estate collateral and commercial loans. The $274 thousand and $125 thousand decreases in other real estate owned balances from June 30, 1998 and December 31, 1998, respectively, were due to write-downs and liquidations, net of foreclosures, of properties acquired in satisfaction of debt.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and six months ended June 30, 1999, if all such loans had been current in accordance with their original terms, totaled $199 thousand and $351 thousand, respectively, compared to $226 thousand and $563 thousand, respectively, for the comparable periods in 1998.

The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and six months ended June 30, 1999, totaled $370 thousand and $482 thousand, respectively, representing second quarter and year-to-date annualized yields of 15.66 percent and 11.51 percent, respectively. This compares to cash payments received on non-accrual loans of $130 thousand and $278 thousand for the three and six months ended June 30, 1998, respectively, representing annualized yields of 5.34 percent and 4.35 percent.

Total cash payments received which were applied against the book balance of non-accrual loans outstanding at June 30, 1999, totaled approximately $1.7 million.

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

Allowance for Loan Losses
-------------------------
The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions relating to the existing loan portfolio. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $51.7 million allowance for loan losses, which constituted 2.25 percent of total loans at June 30, 1999, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:
---------------------------------------------------------------------------------------
                                           For the three               For the six
                                           months ended                months ended
                                             June 30,                    June 30,
                                       --------------------        --------------------
(In millions)                           1999          1998          1999          1998
---------------------------------------------------------------------------------------
Balance, beginning                     $51.7         $50.3         $51.3         $50.6
  of period
Loan loss provision                      1.2           1.4           2.4           2.8

Loans charged off                       (2.3)         (1.9)         (3.7)         (4.7)
Recoveries of previously
   charged-off loans                     1.1           1.0           1.7           2.1
---------------------------------------------------------------------------------------
  Net credit losses                     (1.2)         (0.9)         (2.0)         (2.6)
---------------------------------------------------------------------------------------
Balance, end of period                 $51.7         $50.8         $51.7         $50.8
=======================================================================================
Net credit losses
  (annualized) as a
  percentage of average
  loans outstanding                     0.21%         0.16%         0.17%         0.24%
Allowance for loan losses
  as a percentage
  of loans outstanding                  2.25%         2.22%
=======================================================================================

Asset and Liability Management
------------------------------
The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 200 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. It is the policy of the Company to require that such simulated NII changes should be always less than 10 percent or steps must be taken to reduce interest-rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer look at the risk will be put in place to determine what steps could be taken to control risk should it grow worse. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 1999 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At June 30, 1999 and 1998, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1998 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure is provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At June 30, 1999, there were no substantial changes in the information on market risk that was disclosed in the Company's 1998 and 1997 Form 10-Ks.

Liquidity
---------
The Company's principal source of asset liquidity is marketable investment securities available for sale. At June 30, 1999, investment securities available for sale totaled $1,012.2 million, representing an increase of $29.5 million from June 30, 1998. In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 1999 and 1998 generated substantial cash flows, which are included in the total provided from operations, of $47.6 million and $30.2 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.

During the first six months of 1999, the Company used $25.2 million in financing activities. This includes the effect of the Company's stock repurchase programs and dividends paid to shareholders of $45.7 million and $12.7 million, respectively. In addition, during the same period, the Company experienced a decrease of $137.3 million in deposit balances and reduced by $1.0 million Westamerica Bank's subordinated long-term debt. These cash outflows were partially offset by net cash provided by other financing activities, including an increase of $167.5 million in short-term borrowings and an increase of $4.0 million in equity from issuance of stock principally for exercises of stock options. This compares with net cash used by the Company in financing activities during the first six months of 1998, totaling $22.4 million. This total includes $21.8 million used to meet repurchase of stock requirements, $10.3 million used to pay dividends shareholders and a $7.5 million decline in deposit balances, partially offset by $12.4 million provided by increasing short-term borrowings and $4.8 million resulting form the issuance of new shares of common stock, primarily for stock option exercises.

The Company uses cash flows from operating and financing activities primarily to invest in investment securities and loans. Purchases of investment securities net of maturities increased $57.3 million during the first six months of 1999 compared to a more moderate increase of $15.7 million during the first six months of 1998. In addition, and reflecting a slower demand for loans, net disbursements during the first half of 1999 were $3.6 million, compared to $33.0 million during the same period in the previous year.

The Company anticipates increasing its cash level from operations through 1999 due to increased profitability and retained earnings. For the same period, it is anticipated that demand for loans will increase, particularly in the commercial and real estate categories. The growth in deposit balances is expected to follow the anticipated growth in loan balances.

Line of Credit
On July 31, 1998, the Company entered into an agreement with a well-established financial institution for a line of credit to be used for general corporate purposes including the repurchase of stock. The line of credit has a one-year term and an available commitment amount ranging from $60 million, during the first nine months, reduced by $7.5 million during each of the following three months to $37.5 million. The interest rate of this line of credit is set by the lender based on various factors including costs and desired return, general economic conditions and other factors. At June 30, 1999, there were no outstanding balances drawn on this line. The renewal of this line is currently in process; the renegotiated terms are expected to be similar to those agreed upon when the line was originally established.

Capital Resources
-----------------
The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

Since the beginning of 1994 and through June 30, 1999, the Board of Directors of the Company has authorized the repurchase of 4,252,150 shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 500,000 shares of its common stock in the open market during the first six months of 1999, at an average price of approximately $34 per share. Prior years repurchases were 996,000 in 1998, 1,040,886 in 1997, and 1,207,800, 721,350 and
93,000 in 1996, 1995 and 1994, respectively. So far, all these repurchases have been made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition to these systematic repurchases, a new plan to repurchase up to 3,000,000 of the Company's shares of common stock (the "Program") was approved by the Board of Directors on June 25, 1998. The Company's strong capital position and healthy profitability contributed to the initiation of the Program, which was being implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to the Program, the Company repurchased 2,088,900 shares of its common stock during the last six months of 1998, at an average price of approximately $30 per share, and 629,700 during the first six months of 1999 at an average price of approximately $34 per share.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $339.6 million at June 30, 1999. This amount, which is reflective of the effect of common stock market repurchases and dividends paid to shareholders partially offset by the generation and retention of earnings, represents a decrease of $78.0 million or 19 percent from June 30, 1998, and a decrease of $29.0 million, or 8 percent, from December 31, 1998. As a consequence of the decrease in shareholders' equity, the Company's ratio of equity to total assets decreased to 8.78 percent at June 30, 1999, from
10.81 percent and 9.59 percent at June 30 and December 31, 1998, respectively. The ratio of Tier I capital to risk-adjusted assets was 10.95 percent at June 30, 1999, compared to 12.91 percent at June 30, 1998, and 11.87 percent at December 31, 1998. Total capital to risk-adjusted assets was 12.87 percent at June 30, 1999, compared to 14.83 percent at June 30, 1998, and 13.79 percent at December 31, 1998.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
-------------------------------------------------------------------------
                                                                 Minimum
                                June 30,      December 31,    Regulatory
                            ----------------- -------------      Capital
                          1999          1998          1998  Requirements
-------------------------------------------------------------------------
Tier I Capital           10.95%        12.91%        11.87%         4.00%
Total Capital            12.87%        14.83%        13.79%         8.00%
Leverage ratio            8.61%        10.20%         9.39%         4.00%

The risk-based capital ratios decreased at June 30, 1999, compared to June 30 and December 31, 1998, primarily due to the decrease in the total level of shareholders' equity. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. As shown in the table above, all ratios are in excess of the regulatory definition of "well capitalized".

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

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. Software conversions completed at June 30, 1999, and to the extent economically feasible, have been run through a test environment before being implemented. Tests have been also completed to see how well the individual systems integrate with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements have been completed.

The fourth phase, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third parties, including various exchanges, clearing houses, correspondent other banks, telecommunication companies, public utilities and credit customers. Included in the credit analysis process, the Company has implemented a project plan for assessing the Year 2000 readiness of its credit customers, and has completed its assessment of the response of significant customers. The evaluations undertaken to assess all third-party risks include communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been completed and, as of June 30, 1999, no significant problems have been identified.

Contingency Plan
The final phase of the Company's Year 2000 compliance program relates to contingency plans. The Company maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded to address Year 2000-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems integration testing identify additional business functions at risk. Such enhancements to existing plans will likely include remediation of systems, reinstallation of software, installation of third-party vendor software or some combination of alternatives. The Company intends to test the plans during the fourth quarter.

Costs
As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Company. The estimated value of internal resources allocated to the Year 2000 project is approximately $4.1 million, of which $4.0 million had been expended through June 30, 1999. The priority given to Year 2000 work may result in extending the time for completing some other technology projects; these delays are not expected to have a material effect on the Company's business. The Company's total cost associated with required modifications to become Year 2000 compliant is not expected to be material to its results of operations, liquidity and capital resources.

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



                                             WESTAMERICA BANCORPORATION
                                             (Registrant)




Date: August 3,1999                          /s/ DENNIS R. HANSEN
                                             --------------------------
                                             Dennis R. Hansen
                                             Senior Vice President
                                             and Controller
                                             Senior Accounting Officer

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

            None

Item 3 - Defaults upon Senior Securities

            None

Item 4 - Submission of Matters to a Vote of Security Holders

            Proxies for the Annual Meeting of shareholders held on April 21, 1999, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 33,822,436 shares of the Common Stock of the Company, out of 39,536,464 shares outstanding, were present at the meeting. The following matters were submitted to a vote of the shareholders:

            1.-      Election of directors:
                                                                     Withheld/
                                                          For        Exceptions
                                                        -------      -----------
                 Etta Allen                             33,650,683       171,753
                 Louis E. Bartolini                     33,642,371       180,065
                 Don Emerson                            33,652,166       170,270
                 Louis H. Herwaldt                      33,187,635       634,801
                 Arthur C. Latno, Jr.                   33,643,401       179,035
                 Patrick D. Lynch                       33,649,833       172,603
                 Catherine C. MacMillan                 33,410,428       412,008
                 Patrick J. Mon Pere                    32,918,051       904,385
                 Ronald A. Nelson                       33,661,267       161,169
                 Carl R. Otto                           33,658,109       164,327
                 David L. Payne                         33,664,347       158,089
                 Michael J. Ryan                        32,919,849       902,587
                 Edward B. Sylvester                    33,663,100       159,336

            2.- Ratification of independent certified public accountant firm. A proposal to ratify the selection of KPMG LLP as independent certified public accountants for the Company for 1999.

                               For     :        33,522,545
                               Against :            30,428
                               Abstain :           269,463

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

                     None