Form 10-Q
period 1999-09-30
WESTAMERICA BANCORPORATION
filed 1999-11-10
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999

Commission File Number: 1-9383


WESTAMERICA BANCORPORATION
(Exact Name of Registrant as Specified in its Charter)


CALIFORNIA                             94-2156203
(State or other jurisdiction       (I.R.S. Employer
 incorporation or organization)     Identification No.)


1108 Fifth Avenue, San Rafael, California  94901
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

Yes [ x ]              No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Title  of  Class       Shares outstanding as of November 1, 1999

Common Stock,                      37,604,840
No Par Value

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
-----------------------------------------------------------------------------------------
                                                         (Unaudited)
                                                       At September 30,  At December 31,
                                                     1999           1998            1998
-----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                        $212,122       $203,423        $229,734
Money market assets                                   250            250             250
Investment securities available for sale        1,014,018      1,020,235         987,661
Investment securities held to maturity,
  with market values of:
          $239,914 at September 30, 1999
          $249,694 at September 30, 1998
          $233,790 at December 31, 1998           240,360        241,803         226,993
Loans, net of allowance for loan losses of:
           $51,645 at September 30, 1999
           $51,124 at September 30, 1998
           $51,304 at December 31, 1998         2,271,240      2,244,939       2,246,593
Other real estate owned                             2,189          5,247           4,315
Premises and equipment, net                        44,351         45,882          45,971
Interest receivable and other assets              107,332        100,767         102,781
-----------------------------------------------------------------------------------------
          Total assets                         $3,891,862     $3,862,546      $3,844,298
=========================================================================================



LIABILITIES
Deposits:
  Non-interest bearing                           $912,013       $811,040        $842,919
  Interest bearing:
    Transaction                                   461,583        537,279         600,502
    Savings                                       876,945        896,219         903,141
    Time                                          830,019        832,504         842,443
-----------------------------------------------------------------------------------------
    Total deposits                              3,080,560      3,077,042       3,189,005
Short-term borrowed funds                         416,792        302,222         203,671
Liability for interest, taxes and
  other expenses                                   31,575         54,673          35,526
Debt financing and notes payable                   46,500         52,500          47,500
-----------------------------------------------------------------------------------------
      Total liabilities                         3,575,427      3,486,437       3,475,702
-----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Authorized - 150,000 shares
Common stock, issued and outstanding:
     37,770 shares at September 30, 1999
     40,494 shares at September 30, 1998
     39,828 shares at December 31, 1998           189,689        191,127         195,156
Accumulated other comprehensive income:
   Unrealized gain on securities
        available for sale, net                     1,732         23,884          20,184
Retained earnings                                 125,014        161,098         153,256
-----------------------------------------------------------------------------------------
      Total shareholders' equity                  316,435        376,109         368,596
-----------------------------------------------------------------------------------------
          Total liabilities
              and shareholders' equity         $3,891,862     $3,862,546      $3,844,298
=========================================================================================

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                     Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                   1999           1998        1999           1998
--------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                           $46,995        $49,590    $139,617       $147,662
Money market assets and cash equivalents             --             42          --             42
Investment securities available for sale
  Taxable                                        11,806         11,995      34,986         35,824
  Tax-exempt                                      2,765          2,391       7,906          7,316
Investment securities held to maturity
  Taxable                                         1,277          1,522       4,048          4,520
  Tax-exempt                                      2,056          1,916       5,985          5,741
--------------------------------------------------------------------------------------------------
    Total interest income                        64,899         67,456     192,542        201,105

INTEREST EXPENSE
Transaction deposits                                930          1,662       2,867          5,005
Savings deposits                                  4,843          6,056      14,740         18,189
Time deposits                                     9,313         10,608      28,045         31,001
Funds purchased                                   3,893          3,200       9,986          9,568
Debt financing and notes payable                    817            920       2,468          2,761
--------------------------------------------------------------------------------------------------
    Total interest expense                       19,796         22,446      58,106         66,524
--------------------------------------------------------------------------------------------------
NET INTEREST INCOME                              45,103         45,010     134,436        134,581

Provision for loan losses                         1,195          1,195       3,585          3,985
--------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                       43,908         43,815     130,851        130,596

NON-INTEREST INCOME
Service charges on deposit accounts               5,101          5,014      14,897         15,049
Merchant credit card                                984            863       2,650          2,365
Financial services commissions                      798            433       2,184          1,226
Mortgage banking                                    158            338         555          1,177
Trust fees                                          156            161         500            471
Other                                             2,744          2,642       7,942          7,732
--------------------------------------------------------------------------------------------------
    Total non-interest income                     9,941          9,451      28,728         28,020

NON-INTEREST EXPENSE
Salaries and related benefits                    12,500         12,572      37,973         38,468
Occupancy                                         3,040          2,915       9,003          8,626
Equipment                                         1,717          1,897       5,171          5,487
Data processing                                   1,485          1,531       4,445          4,422
Professional fees                                   395            583       1,138          1,704
Other real estate owned                              20             53         209            138
Other                                             5,601          5,602      16,520         17,007
--------------------------------------------------------------------------------------------------
    Total non-interest expense                   24,758         25,153      74,459         75,852
--------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                       29,091         28,113      85,120         82,764
 Provision for income taxes                       9,802          9,677      28,558         28,130
--------------------------------------------------------------------------------------------------
NET INCOME                                      $19,289        $18,436     $56,562        $54,634
==================================================================================================
Comprehensive income:
  Unrealized (loss) gain on securities
           available for sale, net               (4,935)         4,346     (18,452)         5,961
--------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                            $14,354        $22,782     $38,110        $60,595
==================================================================================================
Average shares outstanding                       38,266         41,600      38,976         42,312
Diluted average shares outstanding               38,872         42,265      39,601         43,048

PER SHARE DATA
Basic earnings                                    $0.50          $0.44       $1.45          $1.29
Diluted earnings                                   0.50           0.44        1.43           1.27
Dividends paid                                     0.16           0.14        0.48           0.38

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                       For the nine months
                                                                       ended September 30,
                                                                    1999               1998
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                       $56,562            $54,634
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                    6,265              6,557
  Loan loss provision                                              3,585              3,985
  Amortization of deferred net loan (cost)/fees                    1,155                  1
  (Increase) decrease in interest income receivable               (1,101)                37
  Decrease (increase) in other assets                                415             (8,983)
  (Decrease) increase in income taxes payable                       (261)             8,596
  (Decrease) increase in interest expense payable                   (770)               897
  Increase (decrease) in other liabilities                         6,497             (2,588)
  Gain on sales/write-down of equipment                              (43)               (40)
  Originations of loans for resale                               (17,850)            (7,117)
  Proceeds from sale of loans originated for resale               17,133              6,560
  Net gain on sale of property acquired
       in satisfaction of debt                                      (298)              (851)
  Write-down on property acquired in satisfaction of debt             88                376
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                         71,377             62,064
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net disbursements of loans                                       (29,184)           (40,318)
Purchases of investment securities available for sale           (327,557)          (311,242)
Purchases of investment securities held to maturity              (29,579)           (42,951)
Purchases of property, plant and equipment                        (2,513)            (2,422)
Proceeds from maturity of securities available for sale          268,788            266,795
Proceeds from maturity of securities held to maturity             16,212             32,108
Proceeds from sale of securities available for sale                  572             37,731
Proceeds from sale of property and equipment                          46                691
Proceeds from property acquired in satisfaction
   of debt                                                         2,850              5,866
--------------------------------------------------------------------------------------------
Net cash used in by investing activities                        (100,365)           (53,742)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in deposits                                        (108,445)            (1,459)
Net increase in short-term borrowings                            213,121             37,374
Repayments of notes payable                                       (1,000)                --
Exercise of stock options/issuance of shares                       4,139              5,141
Repurchases/retirement of stock                                  (77,627)           (80,582)
Dividends paid                                                   (18,812)           (16,197)
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities               11,376            (55,723)
--------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (17,612)           (47,401)

Cash and cash equivalents at beginning of period                 229,734            250,824
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $212,122           $203,423
============================================================================================
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned                      $514             $3,257
  Depreciation of fixed assets charged against reserves               37                127

Supplemental disclosure of cash flow activity:
  Unrealized (loss) gain on securities available for sale        (18,452)             5,961
  Interest paid for the period                                    58,877             66,242
  Income tax payments for the period                              28,790             20,807

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. The forward-looking statements involve risks and uncertainties which include, but are not limited to, changes in general economic conditions; competitive conditions in the geographic and business areas in which the Company conducts its operations; regulatory or tax changes that affect the cost of or demand for the Company's products; the resolution of legal proceedings and related matters. The reader is directed to Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1998, particularly the section entitled "Cautionary Statement," for the purpose of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 for a discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County, Community Banker Services Corporation and Westamerica Commercial Credit Inc., reported third quarter 1999 net income of $19.3 million or $.50 diluted earnings per share. These results compare to net income of $18.4 million or $.44 diluted earnings per share for the third quarter of 1998. On a year-to-date basis, the Company reported net income of $56.6 million representing $1.43 diluted earnings per share, compared to $54.6 million or $1.27 diluted earnings per share for the same period of 1998.

Following is a summary of the components of net income for
the periods indicated:
------------------------------------------------------------------------------------
                                        For the three               For the nine
                                        months ended                months ended
                                        September 30,               September 30,
                                    --------------------        --------------------
(In millions)                        1999          1998          1999          1998
------------------------------------------------------------------------------------
Net interest income*                $48.3         $47.8        $143.6        $142.9
Provision for loan losses            (1.2)         (1.2)         (3.6)         (4.0)
Non-interest income                   9.9           9.5          28.7          28.0
Non-interest expense                (24.8)        (25.2)        (74.5)        (75.9)
Provision for income taxes*         (12.9)        (12.5)        (37.6)        (36.4)
------------------------------------------------------------------------------------
Net income                          $19.3         $18.4         $56.6         $54.6
====================================================================================

Average total assets             $3,839.0      $3,799.3      $3,810.1      $3,772.8
Net income (annualized) as
  a percentage of average
  total assets                       1.99%         1.93%         1.98%         1.94%
====================================================================================
* Fully taxable equivalent basis (FTE)

During the third quarter of 1999, the Company's net income was $19.3 million, $900 thousand higher than the same period in 1998.
Higher net interest income, higher non-interest income and continuing reductions in operating costs, account for the change.


Comparing the first nine months of 1999 to the same period of 1998, net income increased $2.0 million. Included in this change is lower operating costs and a lower loan loss provision, combined with increased net interest income and higher service charges and other fee income.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:
------------------------------------------------------------------------------------
                                        For the three               For the nine
                                        months ended                months ended
                                        September 30,               September 30,
                                    --------------------        --------------------
(In millions)                        1999          1998          1999          1998
------------------------------------------------------------------------------------
Interest income                     $64.9         $67.5        $192.5        $201.1
Interest expense                    (19.8)        (22.4)        (58.1)        (66.5)
FTE adjustment                        3.2           2.7           9.2           8.3
------------------------------------------------------------------------------------
Net interest income (FTE)           $48.3         $47.8        $143.6        $142.9
====================================================================================
Net interest margin (FTE)            5.45%         5.46%         5.48%         5.51%
====================================================================================

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the third quarter of 1999 increased $500 thousand from the same period in 1998 to $48.3 million. Comparing the first nine months of 1999 with the previous year, net interest income (FTE) increased $700 thousand to $143.6 million.

Interest Income
During the third quarter of 1999 interest income (FTE) decreased $2.1 million from the same period in 1998. Lower earning-asset yields were partially offset by increased average balances. Loan yields decreased 47 basis points from prior year. All loan categories contributed to this unfavorable change, particularly those tied to the prime rate which decreased, on average, 40 basis points from the third quarter of 1998. Following the general trend of declining market rates, investment securities yields decreased 4 basis points from the comparable period of 1998. With the exception of securities of U.S. Agencies, all categories of securities contributed to this change, particularly U.S. Treasury securities. Partially offsetting these changes, earning-asset average balances increased $37.1 million from the third quarter of 1998. Loan balances were $12.6 million higher, as improved volume of commercial and indirect consumer lending was partially offset by lower construction, residential real estate and other consumer lending. Investment securities average balances increased $27.5 million from the third quarter of 1998. Increases in corporate, U.S. Agency and tax-free securities, were partially offset by reductions in U.S. Treasury and participation certificates.

Comparing the first nine months of 1999 with the same period of 1998, interest income (FTE) decreased $7.7 million. The effect of a 38 basis point reduction in average earning-asset yields partially offset by a $37.8 million increase in average balances accounts for this year-to-year change. With the exception of U.S. Agencies, all categories of earning-asset yields were lower than 1998, reflective of generally declining market rates. Loan and investment securities average volumes were $27.3 million and $11.5 million, respectively, higher than the first nine months of 1998, partially offsetting the unfavorable income effect of the decline in yields. As in the 1999-1998 third quarter comparison, increased balances of commercial and indirect consumer lending were partially offset by declining volume of other consumer loans. The increase in investment securities balances follows the same trend as described in the quarter-to-quarter comparison.

Interest Expense
For the third quarter of 1999 interest expense was $2.6 million lower than the third quarter of 1998. Following market trends reflective of a general reduction in rates, total interest-bearing liability rates decreased 41 basis points from the third quarter of 1998. In addition, interest-free demand deposit account average balances increased $92.2 million from the third quarter of 1998, in part due to the transfer of certain interest-bearing transaction deposits into the non interest-bearing category. Partially offsetting the resulting effect of a lower cost of funds, interest-bearing liabilities average balances increased $5.9 million from the third quarter of 1998, comprised of a $72.3 million decrease in deposits, including the effect of the above-mentioned interest bearing deposits transferred to interest-free demand and a $6.0 million decrease in medium- and long-term debt average balances, offset by an $84.2 million increase in short-term borrowed funds.

During the first nine months of 1999, interest expense decreased $8.4 million from the same period of 1998, as a decrease of 49 basis points on the rates paid on interest-bearing liabilities and a $45.1 million increase in demand deposit average balances were partially offset by a $46.5 million increase in interest-bearing liability average balances. Reflecting market conditions, rates paid decreased in all categories of deposits and purchased funds, while the net increase in interest-bearing average balances resulted primarily from a $50.0 million increase in short-term borrowed funds, partially offset by a $5.5 million reduction in debt financing average balances.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts minimizing the effect of adverse cyclical quarterly trends.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:
------------------------------------------------------------------------------------
                                        For the three               For the nine
                                        months ended                months ended
                                        September 30,               September 30,
                                    --------------------        --------------------
                                     1999          1998          1999          1998
------------------------------------------------------------------------------------
Yield on earning assets              7.68%         8.01%         7.70%         8.08%
Rate paid on interest-bearing
  liabilities                        3.02%         3.44%         2.96%         3.45%
------------------------------------------------------------------------------------
  Net interest spread                4.66%         4.57%         4.74%         4.63%

Impact of all other net
  non-interest bearing funds         0.79%         0.89%         0.74%         0.88%
------------------------------------------------------------------------------------
    Net interest margin              5.45%         5.46%         5.48%         5.51%
====================================================================================

During the third quarter of 1999, the Company's net interest margin was 1 basis point lower than the third quarter of 1998 as the favorable impact of a 42 basis points decrease in the cost of funds was offset by the effect of a 33 basis points decrease in earning-asset yields and the unfavorable impact of lower market rates on the Company's non-interest bearing funds balances. The Company's share repurchase programs had a significant impact on the third quarter 1999 average equity capital, which decreased $54.4 million from the same period in 1998.

On a September year-to-date basis, the net interest margin was 3 basis points lower than the previous year. The adverse effect of lower average balances of non-interest bearing funds, mostly due to a $53.1 million decrease in average equity capital in part offset by a $45.1 increase million in average demand deposits, was partially offset by an 11 basis points higher net interest spread, as a 49 basis points reduction in the rate paid on interest-bearing liabilities more than offset the unfavorable effect of a 38 basis points decline in earning-asset yields.


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

Distribution of assets, liabilities and shareholders' equity:

                                            For the three months ended
                                                September 30, 1999
------------------------------------------------------------------------------------

                                                             Interest        Rates
                                               Average        income/       earned/
(Dollars in thousands)                         balance        expense         paid
------------------------------------------------------------------------------------
Assets
Money market assets and cash equivalents           $311           $--            -- %
Investment securities:
  Available for sale
    Taxable                                     782,479        11,806          5.99
    Tax-exempt                                  214,202         3,972          7.36
  Held to maturity
    Taxable                                      85,278         1,277          5.94
    Tax-exempt                                  152,663         2,943          7.65
Loans:
  Commercial                                  1,503,291        32,272          8.52
  Real estate construction                       51,833         1,438         11.01
  Real estate residential                       341,335         5,872          6.83
  Consumer                                      397,547         8,512          8.50
---------------------------------------------------------------------
Earning assets                                3,528,939        68,092          7.68

Other assets                                    310,066
-------------------------------------------------------
    Total assets                             $3,839,005
=======================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $888,966           $--            -- %
  Savings and interest-bearing
    transaction                               1,380,415         5,773          1.66
  Time less than $100,000                       404,576         4,415          4.33
  Time $100,000 or more                         426,501         4,898          4.56
---------------------------------------------------------------------
    Total interest-bearing deposits           2,211,492        15,086          2.71
Short-term borrowed funds                       341,135         3,893          4.53
Debt financing and notes payable                 46,500           817          6.97
---------------------------------------------------------------------
  Total interest-bearing liabilities          2,599,127        19,796          3.02
Other liabilities                                29,810
Shareholders' equity                            321,102
-------------------------------------------------------
  Total liabilities and
       shareholders' equity                  $3,839,005
=======================================================
Net interest spread (1)                                                        4.66 %
Net interest income and interest margin (2)                   $48,296          5.45 %
=====================================================================================

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

Distribution of assets, liabilities and shareholders' equity:

                                            For the three months ended
                                                September 30, 1998
------------------------------------------------------------------------------------

                                                             Interest       Rates
                                               Average        income/       earned/
                                               balance        expense        paid
(Dollars in thousands)
------------------------------------------------------------------------------------
Assets
Money market assets and funds sold               $3,261           $42          5.11 %
Investment securities:
  Available for sale
    Taxable                                     783,073        11,995          6.08
    Tax-exempt                                  185,774         3,452          7.37
  Held to maturity
    Taxable                                      95,867         1,522          6.30
    Tax-exempt                                  142,445         2,714          7.56
Loans:
  Commercial                                  1,436,690        32,824          9.06
  Real estate construction                       58,229         1,720         11.72
  Real estate residential                       399,713         7,130          7.08
  Consumer                                      386,783         8,864          9.09
---------------------------------------------------------------------
Earning assets                                3,491,835        70,263          8.01

Other assets                                    307,443
-------------------------------------------------------
    Total assets                             $3,799,278
=======================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $796,789           $--            -- %
  Savings and interest-bearing
    transaction                               1,450,941         7,718          2.11
  Time less than $100,000                       433,089         5,454          5.00
  Time $100,000 or more                         399,765         5,154          5.11
---------------------------------------------------------------------
    Total interest-bearing deposits           2,283,795        18,326          3.18
Short-term borrowed funds                       256,955         3,200          4.94
Debt financing and notes payable                 52,500           920          6.95
---------------------------------------------------------------------
  Total interest-bearing liabilities          2,593,250        22,446          3.44
Other liabilities                                33,714
Shareholders' equity                            375,525
-------------------------------------------------------
  Total liabilities and
       shareholders' equity                  $3,799,278
=======================================================
Net interest spread (1)                                                        4.57 %
Net interest income and interest margin (2)                   $47,817          5.46 %
=====================================================================================

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

Distribution of assets, liabilities and shareholders' equity:

                                             For the nine months ended
                                                September 30, 1999
------------------------------------------------------------------------------------

                                                             Interest       Rates
                                               Average        income/       earned/
(Dollars in thousands)                         balance        expense        paid
------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                 $271           $--            -- %
Investment securities:
  Available for sale
    Taxable                                     774,003        34,986          6.04
    Tax-exempt                                  202,062        11,325          7.49
  Held to maturity
    Taxable                                      87,377         4,048          6.19
    Tax-exempt                                  148,525         8,542          7.69
Loans:
  Commercial                                  1,490,243        95,001          8.52
  Real estate construction                       53,255         4,367         10.96
  Real estate residential                       357,007        18,520          6.94
  Consumer                                      385,614        24,870          8.62
---------------------------------------------------------------------
Earning assets                                3,498,357       201,659          7.70

Other assets                                    311,735
-------------------------------------------------------
    Total assets                             $3,810,092
=======================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $826,059           $--            -- %
  Savings and interest-bearing
    transaction                               1,426,670        17,607          1.65
  Time less than $100,000                       414,201        13,622          4.40
  Time $100,000 or more                         427,031        14,423          4.52
---------------------------------------------------------------------
    Total interest-bearing deposits           2,267,902        45,652          2.69
Short-term borrowed funds                       305,929         9,986          4.36
Debt financing and notes payable                 47,032         2,468          7.02
---------------------------------------------------------------------
  Total interest-bearing liabilities          2,620,863        58,106          2.96
Other liabilities                                29,947
Shareholders' equity                            333,223
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,810,092
=======================================================
Net interest spread (1)                                                        4.74 %
Net interest income and interest margin (2)                  $143,553          5.48 %
=====================================================================================

(1) Net interest spread represents the average yield earned on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Distribution of assets, liabilities and shareholders' equity:

                                             For the nine months ended
                                                September 30, 1998
------------------------------------------------------------------------------------

                                                             Interest       Rates
                                               Average        income/       earned/
(Dollars in thousands)                         balance        expense        paid
------------------------------------------------------------------------------------
Assets
Money market assets and funds sold               $1,254           $42          4.48 %
Investment securities:
  Available for sale
    Taxable                                     773,563        35,824          6.19
    Tax-exempt                                  188,502        10,501          7.45
  Held to maturity
    Taxable                                      97,435         4,520          6.20
    Tax-exempt                                  141,031         8,112          7.69
Loans:
  Commercial                                  1,421,642        97,387          9.16
  Real estate construction                       61,215         5,377         11.74
  Real estate residential                       385,829        20,922          7.25
  Consumer                                      390,128        26,754          9.17
---------------------------------------------------------------------
Earning assets                                3,460,599       209,439          8.08

Other assets                                    312,235
-------------------------------------------------------
    Total assets                             $3,772,834
=======================================================
Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                  $780,910           $--            -- %
  Savings and interest-bearing
    transaction                               1,454,619        23,194          2.13
  Time less than $100,000                       441,308        16,661          5.05
  Time $100,000 or more                         370,032        14,340          5.18
---------------------------------------------------------------------
    Total interest-bearing deposits           2,265,959        54,195          3.20
Short-term borrowed funds                       255,950         9,568          5.00
Debt financing and notes payable                 52,500         2,761          7.03
---------------------------------------------------------------------
  Total interest-bearing liabilities          2,574,409        66,524          3.45
Other liabilities                                31,195
Shareholders' equity                            386,320
-------------------------------------------------------
  Total liabilities and shareholders' equity $3,772,834
=======================================================
Net interest spread (1)                                                        4.63 %
Net interest income and interest margin (2)                  $142,915          5.51 %
=====================================================================================

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Rate and volume variances.

The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.
------------------------------------------------------------------------------------
                                                         Three months ended
                                                         September 30, 1999
                                                     compared with three months
                                                      ended September 30, 1998
                                               -------------------------------------
(In thousands)                                   Volume          Rate         Total
------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold               ($20)         ($22)         ($42)
  Investment securities:
    Available for sale
      Taxable                                        (9)         (180)         (189)
      Tax-exempt                                    527            (7)          520
    Held to maturity
      Taxable                                      (162)          (83)         (245)
      Tax-exempt                                    197            32           229
  Loans:
    Commercial                                    1,825        (2,377)         (552)
    Real estate construction                       (182)         (100)         (282)
    Real estate residential                      (1,012)         (246)       (1,258)
    Consumer                                        259          (611)         (352)
------------------------------------------------------------------------------------
      Total increase (decrease)
          in loans                                  890        (3,334)       (2,444)
------------------------------------------------------------------------------------
Total increase (decrease) in
  interest and fee income                         1,423        (3,594)       (2,171)
------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                       (360)       (1,585)       (1,945)
    Time less than $100,000                        (343)         (696)       (1,039)
    Time $100,000 or more                           404          (660)         (256)
------------------------------------------------------------------------------------
     Total decrease in
          interest-bearing deposits                (299)       (2,941)       (3,240)
------------------------------------------------------------------------------------
  Short-term borrowed funds                         930          (237)          693
  Debt financing and notes payable                 (105)            2          (103)
------------------------------------------------------------------------------------
Total increase (decrease) in
          interest expense                          526        (3,176)       (2,650)
------------------------------------------------------------------------------------
   Increase (decrease) in
        net interest income (1)                    $897         ($418)         $479
====================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Rate and volume variances.
------------------------------------------------------------------------------------
                                                         Nine months ended
                                                         September 30, 1999
                                                     compared with nine months
                                                     ended September 30, 1998
                                               -------------------------------------
(In thousands)                                   Volume          Rate         Total
------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold               ($18)         ($24)         ($42)
  Investment securities:
    Available for sale
      Taxable                                        20          (858)         (838)
      Tax-exempt                                    760            64           824
    Held to maturity
      Taxable                                      (466)           (6)         (472)
      Tax-exempt                                    431            (1)          430
  Loans:
    Commercial                                    5,443        (7,829)       (2,386)
    Real estate construction                       (668)         (342)       (1,010)
    Real estate residential                      (1,520)         (882)       (2,402)
    Consumer                                       (307)       (1,577)       (1,884)
------------------------------------------------------------------------------------
      Total increase (decrease)
          in loans                                2,948       (10,630)       (7,682)
------------------------------------------------------------------------------------
Total increase (decrease) in
    interest and fee income                       3,675       (11,455)       (7,780)
------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                       (438)       (5,149)       (5,587)
    Time less than $100,000                        (981)       (2,058)       (3,039)
    Time $100,000 or more                           500          (417)           83
------------------------------------------------------------------------------------
     Total decrease in
         interest-bearing deposits                 (919)       (7,624)       (8,543)
------------------------------------------------------------------------------------
  Short-term borrowed funds                       1,193          (775)          418
  Debt financing and notes payable                 (287)           (6)         (293)
------------------------------------------------------------------------------------
Total decrease in
        interest expense                            (13)       (8,405)       (8,418)
------------------------------------------------------------------------------------
   Increase (decrease) in
      net interest income                        $3,688       ($3,050)         $638
====================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $1.2 million for loan losses in the third quarter of 1999, unchanged from the same period in 1998. On a year-to-date basis, the $3.6 million 1999 provision was $400 thousand lower than the first nine months of 1998. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.
------------------------------------------------------------------------------------
                                        For the three               For the nine
                                        months ended                months ended
                                        September 30,               September 30,
                                    --------------------        --------------------
(In millions)                        1999          1998          1999          1998
------------------------------------------------------------------------------------
Deposit account fees                $5.10         $5.01        $14.90        $15.05
Merchant credit card                 0.98          0.86          2.65          2.37
Financial services
  commissions                        0.80          0.43          2.18          1.23
Mortgage banking income              0.16          0.34          0.56          1.18
Trust fees                           0.16          0.16          0.50          0.47
Other non-interest income            2.74          2.65          7.94          7.72
------------------------------------------------------------------------------------
  Total                             $9.94         $9.45        $28.73        $28.02
====================================================================================

The $490 thousand increase in non-interest income during the third quarter of 1999 compared to the third quarter of 1998, was comprised primarily of the following: $370 thousand higher financial services commissions, due to more aggressive marketing efforts resulting in higher sales volume and increased fees received from the agent managing certain investments of the Company's customers; $120 thousand higher merchant credit card income primarily due to fee restructuring; $90 thousand higher deposit account fees, including higher overdraft and returned item charges primarily due to higher volume and the effect of a newly implemented program through which charges escalate following a tiered system based on number of occurrences; and higher other income resulting from new product offerings and increased check-issuing up-charges. Partially offsetting these changes, mortgage banking income was $180 thousand lower than the same quarter in 1998, mainly due to lower net gains from loans sold in the secondary market, lower retained mortgage servicing fees and other fees in connection with the preparation and documentation of related loans.

Comparing the first nine months of 1999 to the same period in 1998, non-interest income increased $710 thousand. The largest contributor to this change is financial services commissions, $950 thousand higher than 1998, due to increased sales and higher share of fees received from the agent managing certain investments of the Company's clients. In addition, merchant credit card income was $280 thousand higher than prior year primarily due to fee restructuring and repricing, other was $220M higher primarily due to increased fees from new product offerings in part offset by lower gains on sales of properties acquired in satisfaction of debt, and trust fees were $30 thousand higher than the first nine months of 1998. Partially offsetting these changes, mortgage banking income was $620 thousand lower than the first nine months of 1998, due to lower refinancing volume, retained servicing, and gains on the sales of loans in the secondary market, and deposit service fees were $150 thousand lower mainly due to reduced volume of returned items and lower charges on personal transaction accounts, partially offset by increased account analysis charges to business customers.

Non-interest expense

The following table summarizes the components of non-interest expense for the periods indicated.
------------------------------------------------------------------------------------
                                        For the three               For the nine
                                        months ended                months ended
                                        September 30,               September 30,
                                    --------------------        --------------------
(In millions)                        1999          1998          1999          1998
------------------------------------------------------------------------------------
Salaries and incentives             $9.88         $9.94        $29.74        $29.88
Other personnel                      2.62          2.63          8.23          8.59
Occupancy                            3.04          2.92          9.00          8.63
Equipment                            1.72          1.90          5.17          5.49
Data processing services             1.49          1.53          4.45          4.42
Professional fees                    0.40          0.58          1.14          1.70
Courier service                      0.84          0.83          2.50          2.60
Stationery and supplies              0.42          0.44          1.18          1.35
Postage                              0.52          0.49          1.64          1.56
Loan expense                         0.28          0.42          0.99          1.14
Advertising/public relations         0.31          0.32          0.96          1.00
Merchant credit card                 0.40          0.32          1.07          0.86
Operational losses                   0.28          0.18          0.83          0.73
Other real estate owned and
 property held for sale              0.02          0.05          0.21          0.14
Other non-interest expense           2.54          2.60          7.35          7.76
------------------------------------------------------------------------------------
Total                              $24.76        $25.15        $74.46        $75.85
====================================================================================
Average full time
  equivalent staff                  1,088         1,116         1,102         1,140
Non-interest expense
    to revenues
  ("Efficiency ratio")(FTE)         42.51%        43.92%        43.22%        44.37%
====================================================================================

Non-interest expense of $24.76 million in third quarter of 1999 was $390 thousand lower than the same quarter in 1998, as the Company continued to control costs through efficiencies and consolidation of operations, reflected in the reduction of its efficiency ratio. Included in this change are $180 thousand lower equipment costs, primarily due to contract renegotiations and lower depreciation costs; professional fees were $180 thousand lower, mainly due to lower legal and accounting costs as lower problem credit-related costs were partially offset by increased expenses in connection with possible acquisitions; and loan expense was $140 thousand lower than the third quarter of 1998 primarily due to lower appraisal fees and lower foreclosure costs in connection with properties acquired in satisfaction of debt. In addition, personnel related costs were $70 thousand lower than the comparable quarter of 1998, mainly due to reduced salaries resulting from reductions in equivalent staff and lower incentive payouts in connection with the Company's various incentive programs; data processing expenses were $40 thousand lower primarily due to reduced costs from in-house and outsourced data processing servicers; and other real estate and stationery and supplies related costs were $30 thousand and $20 thousand, respectively, lower than the third quarter of 1998. Partially offsetting these favorable variances, occupancy costs were $120 thousand higher than the third quarter of 1998, mainly due to higher general building repairs and maintenance; operational losses were $100 thousand higher due to increased sundry losses and write-offs of accounting differences; and merchant credit card costs were $80 thousand higher primarily due to contract renegotiations and reflecting higher costs from servicers that were passed on to merchants reflected also in an increase in related income. Completing the change from the third quarter of 1998, postage and courier expenses were higher than prior year by $30 thousand and $10 thousand, respectively.

Comparing the first nine months of 1999 with the same period of 1998, non-interest expense decreased $1.4 million. Professional fees were $560 thousand lower primarily due to legal costs in connection with problem credits; personnel related costs were $500 thousand lower, primarily due to reduced salaries and benefits reflecting a reduction of 38 full-time equivalent employees and decreased accruals in connection with certain compensation programs; equipment costs were $320 thousand lower than the first nine months of 1998 due to lower depreciation expense, rentals and hardware lease and maintenance related costs; stationery and supplies expenses were $170 thousand lower, primarily due to lower purchases of inventories; and loan related expenses were $150 thousand lower than 1998 primarily due to lower appraisal fees and repossession expenses related to properties acquired in satisfaction of debt. In addition, courier services and advertising/public relations expenses were $100 thousand and $40 thousand, respectively, lower than the first nine months of 1998. Included in the $410 thousand reduction in costs in other non-interest expense are lower state and federal agency assessments, lower amortizations of purchase premiums due to asset run-offs, lower telephone expenses, lower employee education related costs and lower insurance and temporary help related expenses. Partially offsetting these expense reductions from the first nine months of 1998, occupancy costs were $370 thousand higher, primarily due to rental costs net of subleased income; merchant credit card costs were $210 thousand higher due to increased processing costs resulting from repricing, higher volume, and increased servicers' assessments due to contract renegotiations; operational losses were $100 thousand higher than the first nine months of 1998 primarily due to accounting shortages and other write-offs inherent to the nature of the Company's business; postage expenses were $80 thousand higher; other real estate related costs were $70 thousand higher than the first nine months of 1998 mainly due to lower gains recognized on sales of properties acquired in satisfaction of debt; and data processing services were $30 thousand higher than 1998 mainly due to increased in-house servicer billings related to the Company's Y2K compliance program.

Provision for Income Tax

During the third quarter of 1999, the Company recorded income tax expense of $9.8 million compared to $9.7 million in the third quarter of 1998. On a year-to-date basis, income tax expense was $28.6 million for 1999 compared to $28.1 million in 1998. The provisions recorded for both the third quarter and first nine months of 1999 represent effective tax rates of 33.7 percent and
33.6 percent, respectively, compared to 34.4 percent and 34.0 percent, respectively, for the third quarter and first nine months of 1998. Effective tax rates for all periods presented are attributable to the level of net income adjusted for tax-preference items.


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

The following is a summary of classified assets on the dates indicated:
----------------------------------------------------------------------
                                                              At
                                       At September 30,  December 31,
                                    -------------------- -------------
(In millions)                        1999          1998          1998
----------------------------------------------------------------------
Classified loans                    $45.0         $52.8         $50.8
Other classified assets               2.2           5.2           4.3
----------------------------------------------------------------------
Total classified assets             $47.2         $58.0         $55.1
======================================================================
Allowance for loan losses
 as a percentage of
  classified loans                    115%           97%          101%

Classified loans at September 30, 1999, decreased $7.8 million or 15 percent to $45.0 million from September 30, 1998, reflecting the continued enforcing of the Company's strict credit standards. The decrease was principally due to reductions of classified commercial and commercial real estate loans. Other classified assets decreased $3.0 million from September 30, 1998, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral. The $5.8 million decrease in classified loans from December 31, 1998, was principally due to reductions in commercial loans with real estate collateral. The $2.1 million reduction in other classified assets from December 31, 1998, was mainly due to sales and write-downs of other real estate owned properties.

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

The following is a summary of non-performing assets on the dates indicated:
----------------------------------------------------------------------
                                                              At
                                       At September 30,  December 31,
                                    -------------------- -------------
(In millions)                        1999          1998          1998
----------------------------------------------------------------------
Performing non-accrual loans        $3.08         $1.37         $1.80
Non-performing,
     non-accrual loans               6.63          6.79          6.73
----------------------------------------------------------------------
   Total non-accrual loans           9.71          8.16          8.53

Loans 90 days past due and
  still accruing                     0.51          0.52          0.52
----------------------------------------------------------------------
  Total non-performing loans        10.22          8.68          9.05
----------------------------------------------------------------------
Restructured loans                     --            --            --
Other real estate owned              2.20          5.25          4.32
----------------------------------------------------------------------
 Total non-performing assets       $12.42        $13.93        $13.37
======================================================================
Allowance for loan losses
  as a percentage of
  non-performing loans                505%          589%          567%

Performing non-accrual loans increased $1.71 million to $3.08 million at September 30, 1999, from $1.37 million at September 30, 1998 and $1.28 million from $1.80 million outstanding at December 31, 1998. Increased commercial and commercial real estate loans account for the majority of this change. Non-performing, non-accrual loans of $6.63 million at September 30, 1999, decreased $160 thousand from September 30, 1998, primarily due to reductions of commercial loans, partially offset by sales, payoffs and foreclosures of commercial real estate loans, and increased $100 thousand from December 31, 1998, mainly due additions net of payoffs and write-offs of loans with real estate collateral and commercial loans. The $3.05 million and $2.12 million decreases in other real estate owned balances from September 30, 1998 and December 31, 1998, respectively, were due to write-downs and liquidations, net of foreclosures, of properties acquired in satisfaction of debt.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and nine months ended September 30, 1999, if all such loans had been current in accordance with their original terms, totaled $187 thousand and $538 thousand, respectively, compared to $158 thousand and $721 thousand, respectively, for the comparable periods in 1998.

The amount of interest income that was recognized on non-accrual loans from cash payments made during the three and nine months ended September 30, 1999, totaled $369 thousand and $851 thousand, respectively, representing third quarter and year-to-date annualized yields of 15.16 percent and 12.86 percent, respectively. This compares to cash payments received on non-accrual loans of $112 thousand and $390 thousand for the three and nine months ended September 30, 1998, respectively, representing annualized yields of
5.66 percent and 4.65 percent.

Total cash payments received which were applied against the book balance of non-accrual loans outstanding at September 30, 1999, totaled approximately $312 thousand.

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

Allowance for Loan Losses
The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions relating to the existing loan portfolio. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $51.6 million allowance for loan losses, which constituted 2.22 percent of total loans at September 30, 1999, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:
------------------------------------------------------------------------------------
                                        For the three               For the nine
                                        months ended                months ended
                                        September 30,               September 30,
                                    --------------------        --------------------
(In millions)                        1999          1998          1999          1998
------------------------------------------------------------------------------------
Balance, beginning                  $51.7         $50.8         $51.3         $50.6
  of period
Loan loss provision                   1.2           1.2           3.6           4.0

Loans charged off                    (2.3)         (1.6)         (6.1)         (6.4)
Recoveries of previously
   charged-off loans                  1.0           0.7           2.8           2.9
------------------------------------------------------------------------------------
  Net credit losses                  (1.3)         (0.9)         (3.3)         (3.5)
------------------------------------------------------------------------------------
Balance, end of period              $51.6         $51.1         $51.6         $51.1
====================================================================================
Net credit losses
  (annualized) as a
  percentage of average
  loans outstanding                  0.22%         0.15%         0.19%         0.21%
Allowance for loan losses
  as a percentage
  of loans outstanding               2.22%         2.23%
====================================================================================

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 200 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. It is the policy of the Company to require that such simulated NII changes should be always less than 10 percent or steps must be taken to reduce interest-rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer look at the risk will be put in place to determine what steps could be taken to control risk should it grow worse. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 1999 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At September 30, 1999 and 1998, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1998 Form 10-K substantially conform with the accounting policy requirements of the rule amendments of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", no further interim disclosure is provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At September 30, 1999, there were no substantial changes in the information on market risk that was disclosed in the Company's 1998 and 1997 Form 10-Ks.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At September 30, 1999, investment securities available for sale totaled $1,014.0 million, representing a decrease of $6.2 million from September 30, 1998. In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 1999 and 1998 generated substantial cash flows, which are included in the total provided from operations, of $71.4 million and $62.1 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.

During the first nine months of 1999, the Company provided $11.4 million from its financing activities. This includes an increase of $213.1 million in short-term borrowed funds and $4.1 million provided primarily from exercises of stock options. Partially offsetting these cash inflows, deposits decreased $108.4 million during the first nine months of 1999, and the effect of the Company's stock repurchase programs and dividends paid to shareholders totaled $77.6 million and $18.8 million, respectively. In addition, during the same period, the Company reduced by $1.0 million Westamerica Bank's subordinated long-term debt. This compares with net cash used by the Company in financing activities during the first nine months of 1998, totaling $55.7 million. This total includes $80.6 million used to meet repurchase of stock requirements, $16.2 million used to pay dividends shareholders and a $1.5 million decline in deposit balances, partially offset by $37.4 million provided by increasing short-term borrowings and $5.2 million resulting from the issuance of new shares of common stock, primarily for stock option exercises.

The Company uses cash flows from operating and financing activities primarily to invest in investment securities and loans. Purchases of investment securities net of maturities increased $71.6 million during the first nine months of 1999 compared to a more moderate increase of $17.6 million during the first nine months of 1998. In addition, and reflecting a slower demand for loans, net disbursements during the first nine months of 1999 were $29.2 million, compared to $40.3 million during the same period in the previous year.

The Company anticipates increasing its cash level from operations through 1999 due to increased profitability and retained earnings. For the same period, it is anticipated that demand for loans will increase, particularly in the commercial and real estate categories. The growth in deposit balances is expected to follow the anticipated growth in loan balances.

Line of Credit
During the third quarter of 1999, the Company decided to cancel a line of credit that was established on July 31, 1998, with a well-known financial institution. This line of credit, set up to be used for general corporate purposes including the purchase of stock, had a one-year term and an available commitment amount ranging from $60 million, during the first nine months, reduced by $7.5 million during each of the following three months to $37.5 million. The Company replaced this source of cash inflow with increased cash dividend requirements from affiliates.


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

Since the beginning of 1994 and through September 30, 1999, the Board of Directors of the Company has authorized the repurchase of 5,252,150 shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 750,000 shares of its common stock in the open market during the first nine months of 1999, at an average price of approximately $34 per share. Prior years repurchases were 996,000 in 1998, 1,040,886 in 1997, and 1,207,800, 721,350 and
93,000 in 1996, 1995 and 1994, respectively. So far, all these repurchases have been made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition to these systematic repurchases, a new plan to repurchase up to 1,750,000 of the Company's shares of common stock (the "Program") was approved by the Board of Directors on August 26, 1999. The Company's strong capital position and healthy profitability contributed to the initiation of the Program, which was being implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to the Program, the Company repurchased 405,700 shares of its common stock at an average price of approximately $31 per share. This Program supercedes a prior plan in place, which was approved by the Board of Directors on June 30, 1998 and authorized the purchase of 3,000,000 of the Company's common stock. Upon termination of this plan, a total of 2,987,600 shares had been bought, at an average price of approximately $31 per share.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $316.4 million at September 30, 1999. This amount, which is reflective of the effect of common stock market repurchases and dividends paid to shareholders partially offset by the generation and retention of earnings, represents a decrease of $59.7 million or 16 percent from September 30, 1998, and a decrease of $52.2 million, or 14 percent, from December 31, 1998. As a consequence of the decrease in shareholders' equity, the Company's ratio of equity to total assets decreased to 8.13 percent at September 30, 1999, from 9.74 percent and 9.59 percent at September 30 and December 31, 1998, respectively. The ratio of Tier I capital to risk-adjusted assets was 10.24 percent at September 30, 1999, compared to 12.14 percent at September 30, 1998, and 11.87 percent at December 31, 1998. Total capital to risk-adjusted assets was 12.16 percent at September 30, 1999, compared to 14.06 percent at September 30, 1998, and 13.79 percent at December 31, 1998.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
------------------------------------------------------------------------------------
                                                                            Minimum
                                       September 30,     December 31,    Regulatory
                                   --------------------  -------------      Capital
                                     1999          1998          1998  Requirements
------------------------------------------------------------------------------------
Tier I Capital                      10.24%        12.14%        11.87%         4.00%
Total Capital                       12.16%        14.06%        13.79%         8.00%
Leverage ratio                       7.96%         9.57%         9.39%         4.00%

The risk-based capital ratios decreased at September 30, 1999, compared to September 30 and December 31, 1998, primarily due to the decrease in the total level of shareholders' equity. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. As shown in the table above, all ratios are in excess of the regulatory definition of "well capitalized".

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

The Company's State of Readiness
The Company engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. Thus, the focus of the Company has been to monitor the progress of its primary software providers toward Year 2000 compliance and prepare to test future-date sensitive data of the Company in simulated processing.

The Company's Year 2000 compliance program has been divided into phases, each of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 compliance of those determined to be material to the Company; (3) upgrading or replacing and testing material items that are determined not to be Year 2000 compliant; (4) assessing the status of third party risks; and (5) designing and implementing contingency and business continuation plans.

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

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. Software conversions have been completed at September 30, 1999, and, to the extent economically feasible, have been run through a test environment before being implemented. Tests have been completed also to see how well the individual systems integrate with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements have been completed.

The fourth phase, assessing third-party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third parties, including various exchanges, clearing houses, correspondent other banks, telecommunication companies, public utilities and credit customers. Included in the credit analysis process, the Company has implemented a project plan for assessing the Year 2000 readiness of its credit customers, and has completed its assessment of the response of significant customers. The evaluations undertaken to assess all third-party risks include communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been completed and, as of September 30, 1999, no significant problems have been identified.

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

Costs
As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Company. The estimated value of internal resources allocated to the Year 2000 project is approximately $4.1 million. All of this amount has been expended through September 30, 1999, and no additional significant costs are anticipated. The priority given to Year 2000 work may result in extending the time for completing some other technology projects; these delays are not expected to have a material effect on the Company's business. The Company's total cost associated with required modifications to become Year 2000 compliant is not expected to be material to its results of operations, liquidity and capital resources.

Risks
Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company believes that, with the implementation of new or upgraded business systems and completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems has been reduced. However, the Company is also dependent upon the power and telecommunications infrastructure within the United States, and processes large volumes of transactions through various clearing houses and correspondent banks. The most reasonably likely worst case scenario would be that the Company may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the Company's Year 2000 Project has reduced the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

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



                                          WESTAMERICA BANCORPORATION
                                          (Registrant)




Date: November 1,1999                     /s/ DENNIS R. HANSEN
                                          --------------------------
                                          Dennis R. Hansen
                                          Senior Vice President
                                          and Controller
                                          Senior Accounting Officer

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

            None

        Item 6 - Exhibits and Reports on Form 8-K

            (a) Exhibit 11: Computation of Earnings Per Share on Common
                            and Common Equivalent Shares and on Common
                            Shares Assuming Full Dilution

            (b) Exhibit 27 : Financial Data Schedule


            (c) Reports on Form 8-K
                On August 31, 1999, the Company filed a report on Form 8-K in connection with an open-ended stock repurchase plan whereby the Company was authorized to repurchase, as conditions warrant, up to an aggregate of 2,750,000 shares of its common stock through open-market and privately negotiated transactions.