Form 10-K
period 1999-12-31
WESTAMERICA BANCORPORATION
filed 2000-03-29
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


(Mark one)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 1999

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



Aggregate market value of the voting stock held by
non-affiliates of the registrant, computed by reference to
the closing price of the stock, as of March 20, 2000:
$819,200,000

Number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 2000

Title of Class
Common Stock, no par value

Shares Outstanding
36,400,279


DOCUMENTS INCORPORATED BY REFERENCE
Document *
Proxy Statement dated March 20, 2000
for Annual Meeting of Shareholders
to be held on April 27, 2000

Incorporated into:
Part III

* Only selected portions of the documents specified are incorporated by reference into this report, as more particularly described herein. Except to the extent expressly incorporated herein by reference, such documents shall not be deemed to be filed as part of this Annual
Report on Form 10-K.

TABLE OF CONTENTS

PART I                                                               Page

Item 1   Business                                                       1
Item 2   Description of Properties                                     17
Item 3   Legal Proceedings                                             18
Item 4   Submission of Matters to a Vote of Security Holders           18

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters                                           19
Item 6   Selected Financial Data                                       21
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     22
Item 8   Financial Statements and Supplementary Data                   48
Item 9   Changes in and Disagreements on Accounting and Financial
         Disclosure                                                    79

PART III

Item 10  Directors and Executive Officers of the Registrant            79
Item 11  Executive Compensation                                        80
Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                    80
Item 13  Certain Relationships and Related Transactions                80

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                    81

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

On April 15, 1993, the Company acquired Napa Valley
Bancorp, a bank holding company, whose subsidiaries included Napa Valley Bank, 88 percent interest in Bank of Lake County, 50 percent interest in Sonoma Valley Bank,
Cession Valley Bank and Napa Valley Bancorp Services
Corporation, which was established to provide data processing and other services to Napa Valley Bancorp's subsidiaries. This business transaction was accounted for on a pooling-of-interests basis. Shortly after, Cession
Valley Bank was merged into WAB, the name of Napa Valley
Bancorp Services Corporation was changed to Community
Banker Services Corporation and the Company sold its 50 percent interest in Sonoma Valley Bank. The Company retained its 88 percent interest in Bank of Lake County.

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

At December 31, 1999, the Company had consolidated assets of approximately $3.89 billion, deposits of approximately
$3.07 billion and shareholders' equity of approximately
$300.6 million.


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

Shares of Company Common Stock eligible for future sale could have a dilutive effect on the market for Company

Common Stock and could adversely affect the market price.
The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two classes of 1 million shares each, denominated "Class B
Common Stock" and "Preferred Stock", respectively) of which approximately 37.1 million were outstanding at December 31, 1999. Pursuant to its stock option plans, at December 31, 1999, the Company had exercisable options outstanding of 1.5 million. As of December 31, 1999, 1.1 million shares of Company Common Stock remained available for grants under the Company's stock option plans (and stock purchase plan). Sales of substantial amounts of Company Common Stock in the public market could adversely affect the market price of Common Stock.

A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 1999, real estate served as the principal source of collateral with respect to approximately 56 percent of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale securities portfolio, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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


Employees

At December 31, 1999, the Company and its subsidiaries employed 1,094 full-time equivalent staff. Employee relations are believed to be good.

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


Financial Services Modernization Legislation

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, also referred to as Financial Services Modernization Act. The Financial
Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services
Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance.
The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.
"Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the Financial Services Modernization Act:

         Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial services providers;

         Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

         Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

         Provides an enhanced framework for protecting the privacy of consumer information;

         Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home
         Loan Bank system;

         Modifies the laws governing the implementation of the Community Reinvestment Act, sometimes referred to as CRA; and

         Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order for a company to take advantage of the ability to affiliate with other financial services providers, it must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding
Company, a company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that the company is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed (see the section
"Capital Standards"). In addition. the Federal Reserve
Board must also determine that each of a holding company's insured depository institution subsidiaries has at least a "satisfactory" CRA rating (see the section "Community
Reinvestment Act and Fair Lending Developments").
Westamerica Bancorporation meets the requirements to make an election to become a Financial Holding Company and Management is examining strategic business plans to determine whether, based upon market conditions, relative financial condition, regulatory capital requirements, general economic conditions, and other factors, it would be desirable to utilize any of the expanded powers provided in the Financial Services Modernization Act.
No such election has been made as of the date of this Report.

The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and to protect the bank from such risks and potential liabilities.

Management does not believe that the Financial Services
Modernization Act will have a material adverse effect on the Company's operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Act may result in increased competition among smaller companies offering financial products and larger ones, many of which may have substantially more financial resources.

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

As of December 31, 1999, the Company's and the Banks' respective ratios exceeded applicable regulatory requirements. See Note 8 to the consolidated financial statements for capital ratios of the Company and the Banks, compared to the standards for well-capitalized depository institutions and for minimum capital requirements.


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

According to information obtained by the Company through an independent market research firm, WAB was the third largest financial institution in terms of total deposits in Marin County at December 31, 1998, at which date it had approximately 12 percent of total deposits held in federally insured depository institutions in that county.
According to the same source of information and in terms of total deposits, as of December 31, 1998 WAB ranked fourth in WAB's Sonoma-Mendocino counties service area, with approximately a 9 percent share of the market, fourth in the Fresno service area with approximately 8 percent of total deposits, and was fourth in the Solano county service area, with a market share of approximately 9 percent. Completion of the merger with ValliWide Bank in 1997 resulted in the formation of the "South Valley
Region" encompassing portions of Kern, San Luis Obispo,
Tulare and Kings counties. In terms of total deposits, WAB ranked, as of December 31, 1998, sixth among all financial institutions servicing the area with approximately 7 percent of the market. In addition, WAB's market share in the Sacramento-Placer-Nevada counties service area was approximately 6 percent, ranking sixth among its competitors. In the Yosemite service area, encompassing offices throughout Stanislaus, Sonora, East Sonora and
Merced counties, WAB ranked eighth among its competitors with 5 percent of total deposits. The share of the market for deposits and loans held by WAB in San Francisco and Alameda Counties is not significant. According to the same source of information, WAB ranked second in terms of total deposits in the Napa Valley service area as of December
31, 1998, with approximately 14 percent market share. The same source of data reports that BLC ranked second, in terms of total deposits, in market share in the Lake
County service area with 16 percent of the total.

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


ITEM 2. Properties

Branch Offices and Facilities

The Banks are engaged in the banking business through 90 offices in 22 counties in Northern and Central California including eleven offices in Marin County, eleven in Fresno
County, nine in Sonoma County, seven in Napa County, six in Solano County, six in Kern County, five in Stanislaus
County, five in Contra Costa County, four in Lake County, four in San Luis Obispo County, three in Mendocino County, three in Sacramento County, two in Nevada County, two in

Placer County, two in Tulare County, two in Tuolumne
County, two in Alameda County, one in San Francisco
County, one in Kern County, one in Madera County, one in Merced County, one in Yolo County and one in Kings County.
All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 37 branch office locations and one administrative building and leases 53 banking offices.
Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.


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

There were no matters submitted to a vote of the shareholders during the fourth quarter of 1999.

PART II

ITEM 5. Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock is traded on the NASDAQ
National Market Exchange ("NASDAQ") under the symbol
"WABC". The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ:
============================================================
  1999:                                  High           Low
------------------------------------------------------------
First quarter                          $37.50        $31.63
Second quarter                          37.13         30.00
Third quarter                           36.50         28.94
Fourth quarter                          35.13         26.63

  1998:

First quarter                          $35.25        $30.67
Second quarter                          36.38         28.50
Third quarter                           33.63         23.63
Fourth quarter                          37.25         23.88
============================================================

As of December 31, 1999, there were 8,710 shareholders of record of the Company's common stock.

The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. As of December 31, 1999, $136.7 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

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

The terms of the Rights were amended and restated on September 28, 1989, on May 25, 1992 and on March 23, 1995.
In addition, the Board of Directors of the Company approved a further amendment and restatement of the Shareholder Rights Plan on October 28, 1999, to become effective on November 19, 1999 and extend its maturity until December 31, 2004. The new amended plan is very similar in purpose and effect to the plan as it existed prior to this amendment, aimed at helping the Board of Directors to maximize shareholder value in the event of a change of control of the Company and otherwise resist actions that the Board considers likely to injure the Company of its shareholders. In addition to extending the maturity date of the plan an additional five years, the other material changes to be reflected in the 1999 Rights
Amendment include: (1) an increase in the exercise price to $75.00 per share; (2) a decrease in the redemption price of each Right to $.001; (3) a reduction in the amount of securities required to be acquired for a person or entity to become an Acquiring Person, thus triggering the shareholders' rights from 15 percent to 10 percent;
and (4) the replacement of the Rights Agent to Harris
Trust and Savings Bank.

The Westamerica Rights are not exercisable until Distribution Date, defined as the earlier to occur of (I) a public announcement that, without the prior consent of the Company, a Person (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of securities having 10 percent or more of the voting power of all outstanding voting securities of the Company, or (ii) ten days (unless such date is extended by the Board of Directors) following the commencement of (or a public announcement of an intention to make) a tender offer or exchange offer which would result in any Person or group of related Persons becoming an Acquiring
Person (the earlier of such dates being called the "Distribution Date"). Until the Distribution Date the
Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record
Date, by such Common Stock certificate together with this Amended and Restated Summary of Rights. The 1999 Rights
Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with Common Stock certificates.

ITEM 6. Selected Financial Data

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

=============================================================================================

                                            1999       1998       1997       1996       1995
---------------------------------------------------------------------------------------------
                                              (Dollars in thousands, except per share data)
Year ended December 31
Interest income                         $257,656   $266,820   $270,670   $274,182   $283,704
Interest expense                          78,456     86,665     88,054     91,700     95,627
---------------------------------------------------------------------------------------------
Net interest income                      179,200    180,155    182,616    182,482    188,077
Provision for loan losses                  4,780      5,180      7,645     12,306     15,229
Non-interest income                       40,174     37,805     37,013     36,307     34,227
Non-interest expense                     100,133    101,408    137,878    136,051    141,960
---------------------------------------------------------------------------------------------
Income before income taxes               114,461    111,372     74,106     70,432     65,115
Provision for income taxes                38,373     37,976     25,990     23,605     21,930
---------------------------------------------------------------------------------------------
      Net income                         $76,088    $73,396    $48,116    $46,827    $43,185
=============================================================================================

Earnings per share:
      Basic                                $1.97      $1.76      $1.12      $1.10      $0.99
      Diluted                               1.94       1.73       1.10       1.08       0.98
Per share:
      Dividends paid                       $0.66      $0.52      $0.36      $0.30      $0.25
      Book value at December 31             8.10       9.25       9.51       8.84       8.12

Average common shares outstanding         38,588     41,797     43,040     42,759     43,747
Average diluted common shares outstanding 39,194     42,524     43,827     43,358     44,274
Shares outstanding at December 31         37,125     39,828     42,799     42,889     43,228

At December 31
Loans, net                             2,269,272  2,246,593  2,211,307  2,236,319  2,204,495
Total assets                           3,893,187  3,844,298  3,848,444  3,866,774  3,880,979
Total deposits                         3,065,344  3,189,005  3,078,501  3,228,700  3,270,907
Short-term borrowed funds                462,345    203,671    264,848    167,447    175,622
Debt financing and notes payable          41,500     47,500     52,500     58,865     40,932
Shareholders' equity                     300,592    368,596    407,152    379,279    351,058

Financial Ratios:

For the year:
     Return on assets                       1.99%      1.94%      1.28%      1.24%      1.14%
     Return on equity                      23.31%     19.48%     12.71%     13.22%     12.73%
     Net interest margin *                  5.46%      5.52%      5.63%      5.54%      5.68%
     Net loan losses to average loans       0.20%      0.20%      0.35%      0.51%      0.59%
     Efficiency ratio *                    43.19%     44.25%     60.15%     60.08%     63.86%
At December 31:
     Equity to assets                       7.72%      9.59%     10.58%      9.81%      9.05%
     Total capital to risk-adjusted assets 11.75%     13.79%     14.76%     14.95%     14.39%
     Loan loss reserve to loans             2.22%      2.23%      2.24%      2.23%      2.15%

 * Fully taxable equivalent

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act on 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risk and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry increases significantly; changes in the interest rate environment reduces margins; general economic conditions, either nationally or regionally, are less favorable than expected resulting in, among other things, a deterioration in the credit quality and an increase in the allowance for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate-sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching and liquidity risks; and changes in the securities markets. For further information on risks and uncertainties see also "Certain Additional Business Risks" and other risks factors discussed elsewhere in this report.

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the "Company") that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 49 through 76, as well as with the other information presented throughout the report.


NET INCOME

The Company achieved earnings of $76.1 million in 1999, representing a 4 percent increase from the $73.4 million earned in 1998 and 58 percent higher than 1997 earnings of $48.1 million.

Components of Net Income

---------------------------------------------------------------------------------
                                                    1999        1998        1997
---------------------------------------------------------------------------------
                                                         (In millions)
Net interest income *                             $191.6      $191.4      $192.2
Provision for loan losses                           (4.8)       (5.2)       (7.6)
Non-interest income                                 40.2        37.8        37.0
Non-interest expense                              (100.1)     (101.4)     (137.9)
Taxes *                                            (50.8)      (49.2)      (35.6)
---------------------------------------------------------------------------------
    Net income                                     $76.1       $73.4       $48.1
==================================================================================
Net income as a percentage of
  average total assets                              1.99%       1.94%       1.28%
==================================================================================
Average total assets                            $3,828.3    $3,778.5    $3,749.7
==================================================================================

* Fully taxable equivalent (FTE)

Diluted earnings per share in 1999 were $1.94, compared to $1.73 and $1.10 in 1998 and 1997, respectively.
Earnings in 1999 were favorably affected, compared to 1998, by increased non-interest income, a reduction in non-interest expense reflective of continued expense controls, a lower loan loss provision in recognition of improvements in the credit quality of the loan portfolio, and a slight increase in net interest income primarily due to higher average earning-asset balances partially offset by lower net interest margin.
During 1998, the Company benefited from lower non-interest expense reflecting cost controls exercised after the ValliCorp Holdings, Inc. merger (the "Merger"), a lower loan loss provision resulting from improved credit quality and lower net credit losses, and higher non-interest income. Prior year non-interest expense included approximately $18.8 million ($12.8 million after tax) in charges associated with the Merger effected on April 12, 1997.
Lower net interest income was primarily the result of lower earning-asset yields in part offset by a decrease in funding costs.

The Company's return on average total assets was 1.99 percent in 1999, compared to 1.94 percent and 1.28 percent in 1998 and 1997, respectively. Return on average equity in 1999 was 23.31 percent, compared to 19.48 percent and 12.71 percent in the two previous years.


NET INTEREST INCOME

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 1999 increased $200 thousand from 1998 to $191.6 million. Comparing 1998 to 1997, net interest income (FTE) decreased $800 thousand.

Components of Net Interest Income

---------------------------------------------------------------------------------
                                                    1999        1998        1997
---------------------------------------------------------------------------------
                                                         (In millions)
Interest income                                   $257.7      $266.8      $270.7
Interest expense                                   (78.5)      (86.7)      (88.1)
FTE adjustment                                      12.4        11.3         9.6
---------------------------------------------------------------------------------
    Net interest income (FTE)                     $191.6      $191.4      $192.2
=================================================================================
Net interest margin (FTE)                           5.46%       5.52%       5.63%
=================================================================================

Interest income (FTE) decreased $8.0 million from 1998 to 1999, primarily due to a 33 basis point decrease in earning-asset yields, a combination of 47 basis points lower loan yields and a 4 basis points decrease in investments yields. These changes were reflective of a general decline in market rates, resulting in all categories of loan and investment securities yields being lower than the prior year. Partially offsetting these changes, earning-asset average balances increased $47.1 million from 1998, with loan and investment securities average balances increasing $30.3 million and $17.5 million, respectively, from 1998. The increase in loan balances was primarily concentrated in targeted commercial credits with real estate collateral and automobile dealer paper, partially offset by decreases in commercial, residential real estate and other consumer loans, including revolving lines of credit. The increase in investment securities portfolio balances was comprised of higher U.S. agency, tax-free state and municipal securities as well as corporate securities, partially offset by decreases in U.S. Treasury and participation certificates average balances. The revenue decrease in 1999 was more than offset by a $8.2 million decrease in interest expense. This was the result of a decrease of 36 basis points in rates paid on interest-bearing liabilities combined with a $65.7 million increase in the average balance of interest-free demand deposits, in part offset by a $36.4 million increase in the interest-bearing liabilities average balances.

Interest income (FTE) in 1998 decreased $2.2 million from 1997, primarily due to a 34 basis point decrease in loan yields, reflecting the general interest rate environment, partially offset by an increase of 9 basis points in investment yields, resulting in a combined decrease of 18 basis points in earning-asset yields. The effect of this decline was in part offset by a $50.9 million increase in average balances, with loans and investment securities growing $14.1 million and $36.8 million, respectively, from 1997 levels. The increase in loans was concentrated in targeted commercial and residential real estate credits, and the increase in investment balances was primarily due to increases in tax-free and corporate securities. The decrease in interest income during 1998 was partially offset by a $1.4 million reduction in interest expense. This decrease was primarily due to a reduction of 13 basis points in rates paid on deposits combined with an $11.0 million increase in the average balance of non-interest bearing demand deposits, in part offset by a $19.8 million increase in the average balance of interest-bearing liabilities.

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

Distribution of assets, liabilities and shareholders' equity
Yields/rates and interest margin

---------------------------------------------------------------------------------
                                                       Full Year 1999
                                              -----------------------------------
                                                            Interest       Rates
                                                Average      income/     earned/
                                                 balance     expense        paid
---------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Assets
Money market assets and funds sold                  $308          $4        1.30 %
Trading account securities
Investment securities
  Taxable                                        862,589      52,151        6.05
  Tax-exempt                                     357,294      26,994        7.56

Loans:
  Commercial                                   1,493,045     126,939        8.50
  Real estate construction                        52,825       5,822       11.02
  Real estate residential                        352,578      24,335        6.90
  Consumer                                       393,938      33,855        8.59
                                              ----------   ---------
Earning assets                                 3,512,577     270,100        7.69

Other assets                                     315,673
                                              -----------
    Total assets                              $3,828,250
                                              ===========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                   $857,650
  Savings and interest-bearing
    transaction                                1,409,391      23,358        1.66 %
  Time less than $100,000                        410,092      18,106        4.42
  Time $100,000 or more                          425,949      19,446        4.57
                                              ----------   ---------
    Total interest-bearing deposits            2,245,432      60,910        2.71
Funds purchased                                  321,829      14,285        4.44
Debt financing and notes payable                  46,482       3,261        7.02
                                              ----------   ---------
  Total interest-bearing liabilities           2,613,743      78,456        3.00
Other liabilities                                 30,380
Shareholders' equity                             326,477
                                              -----------
  Total liabilities and shareholders' equity  $3,828,250
                                              ===========
Net interest spread (1)                                                     4.69 %
Net interest income and interest margin (2)                 $191,644        5.46 %
                                                           =========      ======
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income  by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.
Yields/rates and interest margin

---------------------------------------------------------------------------------
                                                       Full Year 1998
                                              -----------------------------------
                                                            Interest       Rates
                                                Average      income/     earned/
                                                 balance     expense        paid
---------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Assets
Money market assets and funds sold                $1,003         $42        4.23 %
Trading account securities
Investment securities
  Taxable                                        854,315      53,699        6.29
  Tax-exempt                                     348,040      24,889        7.15

Loans:
  Commercial                                   1,427,788     129,258        9.05
  Real estate construction                        60,123       7,089       11.79
  Real estate residential                        386,066      27,729        7.18
  Consumer                                       388,106      35,340        9.11
                                              ----------   ---------
Earning assets                                 3,465,440     278,046        8.02

Other assets                                     313,012
                                              -----------
    Total assets                              $3,778,452
                                              ===========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                   $791,952
  Savings and interest-bearing
    transaction                                1,461,764      30,264        2.07 %
  Time less than $100,000                        438,052      21,840        4.99
  Time $100,000 or more                          381,754      19,247        5.04
                                              ----------   ---------
    Total interest-bearing deposits            2,281,570      71,351        3.13
Funds purchased                                  243,736      11,670        4.79
Debt financing and notes payable                  52,083       3,644        7.00
                                              ----------   ---------
  Total interest-bearing liabilities           2,577,389      86,665        3.36
Other liabilities                                 32,259
Shareholders' equity                             376,852
                                              -----------
  Total liabilities and shareholders' equity  $3,778,451
                                              ===========
Net interest spread (1)                                                     4.66 %
Net interest income and interest margin (2)                 $191,381        5.52 %
                                                           =========      ======
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of assets, liabilities and shareholders' equity.
Yields/rates and interest margin

---------------------------------------------------------------------------------
                                                       Full Year 1997
                                              -----------------------------------
                                                            Interest       Rates
                                                Average      income/     earned/
                                                 balance     expense        paid
---------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Assets
Money market assets and funds sold               $30,125      $1,635        5.43 %
Trading account securities
Investment securities
  Taxable                                        849,564      51,158        6.02
  Tax-exempt                                     286,851      22,730        7.92

Loans:
  Commercial                                   1,394,425     129,473        9.29
  Real estate construction                        85,409       9,386       10.99
  Real estate residential                        350,825      27,138        7.74
  Consumer                                       417,389      38,756        9.29
                                              ----------   ---------
Earning assets                                 3,414,588     280,276        8.21

Other assets                                     335,063
                                              -----------
    Total assets                              $3,749,651
                                              ===========
Liabilities and shareholders' equity
Deposits
  Non-interest bearing demand                   $781,001
  Savings and interest-bearing
    transaction                                1,533,939      34,742        2.26 %
  Time less than $100,000                        479,692      24,425        5.09
  Time $100,000 or more                          323,840      17,097        5.28
                                              ----------   ---------
    Total interest-bearing deposits            2,337,471      76,264        3.26
Funds purchased                                  162,592       7,803        4.80
Debt financing and notes payable                  57,483       3,987        6.94
                                              ----------   ---------
  Total interest-bearing liabilities           2,557,547      88,054        3.44
Other liabilities                                 32,498
Shareholders' equity                             378,605
                                              -----------
  Total liabilities and shareholders' equity  $3,749,651
                                              ===========
Net interest spread (1)                                                     4.77 %
Net interest income and interest margin (2)                 $192,222        5.63 %
                                                           =========      ======
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Rate and volume variances. The following table sets forth a summary of the changes in interest income and interest expense from changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.
---------------------------------------------------------------------
For the years ended
  December 31,                            1999 compared with 1998
---------------------------------------------------------------------
                                       Volume       Rate       Total
---------------------------------------------------------------------
                                              (In thousands)
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold            ($19)      ($19)       ($38)
  Trading account securities                0          0           0
  Investment securities (1)
         Taxable                          527     (2,075)     (1,548)
         Tax-exempt                       674      1,431       2,105

  Loans:
    Commercial (1)                      6,992     (9,311)     (2,319)
    Real estate construction             (824)      (443)     (1,267)
    Real estate residential            (2,341)    (1,053)     (3,394)
    Consumer                              542     (2,027)     (1,485)
---------------------------------------------------------------------
      Total loans (1)                   4,369    (12,834)     (8,465)
---------------------------------------------------------------------
Total increase (decrease) in
  interest and fee income (1)           5,551    (13,497)     (7,946)
---------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing           (1,051)    (5,855)     (6,906)
    Time less than $ 100,000           (1,337)    (2,397)     (3,734)
    Time $ 100,000 or more              1,085       (886)        199
---------------------------------------------------------------------
  Total interest-bearing               (1,303)    (9,138)    (10,441)
  Funds purchased                       3,386       (771)      2,615
  Notes and mortgages payable            (393)        10        (383)
---------------------------------------------------------------------
    Total increase (decrease)
      in interest expense               1,690     (9,899)     (8,209)
---------------------------------------------------------------------
   Increase (decrease) in
      net interest income (1)          $3,861    ($3,598)       $263
=====================================================================
(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Rate and volume variances.
---------------------------------------------------------------------
For the years ended
  December 31,                            1998 compared with 1997
---------------------------------------------------------------------
                                       Volume       Rate       Total
---------------------------------------------------------------------
                                              (In thousands)
Increase (decrease) in
     interest and fee income:
  MMkt. assets and funds sold         ($1,298)     ($295)    ($1,593)
  Trading account securities                0          0           0
  Investment securities (1)
         Taxable                          291      1,589       1,880
         Tax-exempt                     4,212     (1,392)      2,820

  Loans:
    Commercial (1)                      4,850     (5,065)       (215)
    Real estate construction           (3,048)       751      (2,297)
    Real estate residential             2,050     (1,459)        591
    Consumer                           (2,678)      (738)     (3,416)
---------------------------------------------------------------------
      Total loans (1)                   1,174     (6,511)     (5,337)
---------------------------------------------------------------------
Total increase (decrease) in
  interest and fee income (1)           4,379     (6,609)     (2,230)
---------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing           (1,585)    (2,893)     (4,478)
    Time less than $ 100,000           (2,085)      (500)     (2,585)
    Time $ 100,000 or more              2,873       (723)      2,150
---------------------------------------------------------------------
  Total interest-bearing                 (797)    (4,116)     (4,913)
  Funds purchased                       3,885        (18)      3,867
  Notes and mortgages payable            (378)        35        (343)
---------------------------------------------------------------------
    Total increase (decrease) in
         interest expense               2,710     (4,099)     (1,389)
---------------------------------------------------------------------
   Increase (decrease) in
      net interest income (1)          $1,669    ($2,510)      ($841)
=====================================================================
(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4.8 million for 1999, compared to $5.2 million in 1998 and $7.6 million in 1997. The reductions in the provision in 1999 and 1998 reflect the results of the Company's continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


INVESTMENT PORTFOLIO

The Company maintains a securities portfolio consisting of U.S Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

The objective of the investment securities held to maturity is to strengthen the portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 105 months at December 31, 1999 and, on the same date, those investments included $212.3 million in fixed rate and $24.8 million in adjustable rate securities.

Investment securities available for sale are generally used to supplement the Banks' liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 1999, the Company held $982.3 million classified as investments available for sale. At December 31, 1999, an unrealized loss of $4.0 million net of taxes of $2.9 million related to these securities, was held in shareholders' equity.

The Company had no trading securities at December 31, 1999.

For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

The following table shows the carrying amount (fair value) of the Company's investment securities available for sale as of the dates indicated:

---------------------------------------------------------------------------------
At December 31,                                     1999        1998        1997
---------------------------------------------------------------------------------
                                                         (In thousands)
U.S. Treasury                                   $183,478    $248,610    $277,790
U.S. Government agencies and corporations        195,300     121,304     181,124
States and political subdivisions                234,780     213,315     203,405
Asset backed securities                          143,591     165,398     184,377
Other                                            225,188     239,034     156,538
---------------------------------------------------------------------------------
  Total                                         $982,337    $987,661  $1,003,234
=================================================================================

The following table sets forth the relative maturities and yields of the Company's available-for-sale securities (stated at amortized cost) at December 31, 1999. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Available for sale

-------------------------------------------------------------------------------------------------------------------
                                               After one  After five
                                       Within but within  but within   After ten  Mortgage-
                                     one year five years   ten years       years     backed      Other        Total
-------------------------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
U.S. Treasury                         $20,133   $164,806         $--         $--        $--        $--    $184,939
     Interest rate                       5.07%      5.79%        --%         --%        --%        --%        5.71%
U.S. Government agencies
  and corporations                     11,003    178,660         110          94         --         --     189,867
     Interest rate                       5.26%      5.99%       8.95%       8.81%       --%        --%        5.95%
States and political
  subdivisions                          8,363     24,855      78,821     126,611         --         --     238,650
     Interest rate                       7.29%      6.74%       8.00%       7.32%       --%        --%        7.48%
Asset-backed                              $--    138,362       5,930          --                           144,292
     Interest rate                        --%       6.03%       6.07%        --%        --%        --%        6.03%
Other securities                       15,842    184,761         100          --         --         --     200,703
     Interest rate                       5.95%      6.20%       7.94%        --%        --%        --%        6.18%
-------------------------------------------------------------------------------------------------------------------
  Subtotal                             55,341    691,444      84,961     126,705         --         --     958,451
     Interest rate                       5.69%      6.03%       7.87%       7.32%       --%        --%        6.35%
Mortgage Backed                            --         --          --          --     10,741         --      10,741
     Interest rate                        --%        --%         --%         --%       6.40%       --%        6.40%
Other without set maturities               --         --          --          --         --     20,069      20,069
     Interest rate                        --%        --%         --%         --%        --%       8.82%       8.82%
-------------------------------------------------------------------------------------------------------------------
    Total                             $55,341   $691,444     $84,961    $126,705    $10,741    $20,069    $989,261
     Interest rate                       5.69%      6.03%       7.87%       7.32%      6.40%      8.82%       6.40%
===================================================================================================================

The following table shows the carrying amount (amortized cost) and fair value of the Company's investment securities held to maturity as of the dates indicated:

---------------------------------------------------------------------------------
At December 31,                                     1999        1998        1997
---------------------------------------------------------------------------------
                                                         (In thousands)
U.S. Treasury                                        $--         $--         $--
U.S. Government agencies and corporations         70,418      69,235      83,656
States and political subdivisions                155,813     147,119     136,965
Asset backed securities                               --          --          --
Other                                             10,923      10,639      10,339
---------------------------------------------------------------------------------
  Total                                         $237,154    $226,993    $230,960
=================================================================================
Fair value                                      $235,147    $233,790    $236,896
=================================================================================

The following table sets forth the relative maturities and yields of the Company's held-to-maturity securities at December 31, 1999. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Held to maturity

-------------------------------------------------------------------------------------------------------------------
                                               After one  After five
                                       Within but within  but within   After ten  Mortgage-
                                     one year five years   ten years       years     backed      Other        Total
-------------------------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
U.S. Treasury                             $--        $--         $--         $--        $--        $--         $--
     Interest rate                        --%        --%         --%         --%        --%        --%         --%
U.S. Government Agencies
  and Corporations                        $--        $--         $--         $--        $--        $--         $--
     Interest rate                        --%        --%         --%         --%        --%        --%         --%
States and Political
  Subdivisions                          3,261     28,119      90,044      34,389         --         --     155,813
     Interest rate                      10.87%      7.70%       7.86%       7.52%       --%        --%        7.82%
Asset Backed                              $--        $--         $--         $--        $--        $--         $--
     Interest rate                        --%        --%         --%         --%        --%        --%         --%
Other                                     $--        $--         $--         $--         --     10,923      10,923
     Interest rate                        --%        --%         --%         --%        --%       5.74%       5.74%
-------------------------------------------------------------------------------------------------------------------
  Subtotal                              3,261     28,119      90,044      34,389         --     10,923     166,736
     Interest rate                      10.87%      7.70%       7.86%       7.52%       --%       5.74%       7.68%
Mortgage Backed                            --         --          --          --     70,418         --      70,418
     Interest rate                        --%        --%         --%         --%       6.11%       --%        6.11%
-------------------------------------------------------------------------------------------------------------------
    Total                              $3,261    $28,119     $90,044     $34,389    $70,418    $10,923    $237,154
     Interest rate                      10.87%      7.70%       7.86%       7.52%      6.11%      5.74%       7.22%
===================================================================================================================

LOAN PORTFOLIO

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

-------------------------------------------------------------------------------------------------------------------
At December 31,                                                 1999        1998       1997       1996        1995
-------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
Commercial and commercial real estate                      1,502,237   1,476,912  1,437,118  1,455,984   1,260,082
Real estate construction                                      50,928      57,998     66,782    101,136     128,901
Real estate residential                                      337,002     384,128    361,909    276,951     378,971
Consumer                                                     434,803     385,204    404,382    462,734     502,441
Unearned income                                               (4,124)     (6,345)    (8,254)    (9,565)    (12,248)
-------------------------------------------------------------------------------------------------------------------
Gross loans                                               $2,320,846  $2,297,897 $2,261,937 $2,287,240  $2,258,147
Allowance for loan losses                                    (51,574)    (51,304)   (50,630)   (50,921)    (48,494)
-------------------------------------------------------------------------------------------------------------------
Net loans                                                 $2,269,272  $2,246,593 $2,211,307 $2,236,319  $2,209,653
===================================================================================================================

Maturities and sensitivities of selected loans to changes in interest rates

The following table shows the maturity distribution and interest rate sensitivity of commercial and real estate construction loans at December 31, 1999. Balances exclude loans to individuals and residential mortgages totaling $767.7 million. These types of loans are typically paid in monthly installments over a number of years.

-------------------------------------------------------------------------------------------------------
                                                              Within      One to      After
                                                            One Year  Five Years Five Years      Total
-------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Commercial and commercial real estate *                     $702,161    $397,762   $402,314 $1,502,237
Real estate construction                                      50,928          --         --     50,928
-------------------------------------------------------------------------------------------------------
  Total                                                     $753,089    $397,762   $402,314 $1,553,165
=======================================================================================================
Loans with fixed interest rates                             $242,623    $397,762   $402,314 $1,042,699
Loans with floating interest rates                           510,466          --         --    510,466
-------------------------------------------------------------------------------------------------------
  Total                                                     $753,089    $397,762   $402,314 $1,553,165
=======================================================================================================
* Includes demand loans

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

The following summarizes the Company's classified assets for the periods indicated:
---------------------------------------------------------------------
At December 31,                                     1999        1998
---------------------------------------------------------------------
                                                     (In millions)
Classified loans                                   $41.3       $50.8
Other classified assets                              3.3         4.3
---------------------------------------------------------------------
Total classified assets                            $44.6       $55.1
=====================================================================

Classified loans at December 31, 1999 decreased $9.5 million or 19 percent to $41.3 million from December 31, 1998, reflecting the implementation of the Company's active work-out standards and charge-offs. Other classified assets decreased $1.0 million from prior year, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral.

Non-performing assets

Non-performing assets include non-accrual loans, loans 90 or more days past due and still accruing and other real estate owned. Loans are placed on non-accrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on non-accrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non-accrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as "performing non-accrual" and are included in total non-performing assets. When the ability to fully collect non-accrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that point are recorded as interest income on a cash basis. Performing non-accrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.

The following table summarizes the non-performing assets of the Company for the periods indicated:

-------------------------------------------------------------------------------------------------------
At December 31,                                     1999        1998        1997       1996       1995
-------------------------------------------------------------------------------------------------------
                                                                     (In millions)
Performing non-accrual loans                        $3.5        $1.8        $1.6       $4.3       $2.4
Non-performing non-accrual loans                     5.5         6.8        16.5       12.5       25.0
-------------------------------------------------------------------------------------------------------
  Non-accrual loans                                  9.0         8.6        18.1       16.8       27.4
-------------------------------------------------------------------------------------------------------
Restructured loans                                    --          --          --        0.2        0.3
Loans 90 or more days past due
  and still accruing                                 0.5         0.5         1.0        1.8        1.7
Other real estate owned                              3.3         4.3         7.4        9.9        7.6
-------------------------------------------------------------------------------------------------------
  Total non-performing assets                      $12.8       $13.4       $26.5      $28.7      $37.0
=======================================================================================================
Allowance for loan losses as a
  percentage of non-accrual loans
  and loans 90 or more days past
  due and still accruing                             540%        564%        265%       271%       165%
Allowance for loan losses as a  percentage
  of total non-performing assets                     402%        383%        191%       177%       131%
=======================================================================================================

Performing non-accrual loans increased $1.7 million to $3.5 million at December 31, 1999 while non-performing non-accrual loans decreased $1.3 million to $5.5 million during the same period, primarily due to the sales, payoffs and foreclosures of commercial and commercial real estate loans. The $1.0 million decrease in other real estate owned balances from December 31, 1998 was due to write-downs and liquidations net of foreclosures on real estate property acquired in satisfaction of debt. The decrease in non-performing loans from 1997 to 1998 was primarily due to sales, payoffs and foreclosures of commercial loans with real estate collateral acquired through the Merger. The decrease in other real estate owned balances at December 31, 1998 from December 31, 1997 was also due to write-downs and liquidations net of foreclosures.

The amount of gross interest income that would have been recorded for non-accrual loans if all such loans had been current in accordance with their original terms while outstanding during the period, was $751 thousand in 1999, $855 thousand in 1998 and $1.6 million in 1997. The amount of interest income that was recognized on non-accrual loans from cash payments made in 1999, 1998 and 1997 was $473 thousand, $573 thousand and $462 thousand, respectively. Cash payments received, which were applied against the book balance of performing and non-performing non-accrual loans outstanding at December 31, 1999, totaled approximately $356 thousand, compared to $952 thousand and $573 thousand in 1998 and 1997, respectively.

The overall credit quality of the loan portfolio continues to be strong; however, the total non-performing assets could fluctuate from year to year. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain non-performing asset levels; however, no assurance can be given that additional increases in non-accrual loans will not occur in future periods.

Loan loss experience

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. Loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on those loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $51.6 million allowance for loan losses, which constituted 2.22 percent of total loans at December 31, 1999, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future allowance levels.

The following table summarizes the loan loss experience of the Company for the periods indicated:

-------------------------------------------------------------------------------------------------------
                                                    1999        1998        1997       1996       1995
-------------------------------------------------------------------------------------------------------
                                                                     (In thousands)
Total loans outstanding                       $2,320,846  $2,297,897  $2,261,937 $2,287,240 $2,258,147
Average loans outstanding during the period    2,292,386   2,262,083   2,248,048  2,249,520  2,254,946

Analysis of the reserve
Beginning balance                                $51,304     $50,630     $50,921    $48,494    $46,580
Additions to the reserve charged to
  operating expense                                4,780       5,180       7,645     12,306     15,229
Allowance acquired through merger                      0           0           0      1,665          0
Credit losses:
  Commercial and commercial real estate           (5,071)     (5,113)     (6,825)    (7,998)    (7,395)
  Real estate construction                           (94)         --        (962)      (781)    (1,401)
  Real estate residential                            (18)        (97)       (374)    (1,862)    (3,682)
  Consumer                                        (2,754)     (3,358)     (4,323)    (5,376)    (3,742)
-------------------------------------------------------------------------------------------------------
Total                                             (7,937)     (8,568)    (12,484)   (16,017)   (16,220)

Credit loss recoveries
  Commercial and commercial real estate            2,052       2,305       2,499      2,227      1,518
  Real estate construction                            --          10         160         44          3
  Real estate residential                             --           1          34         72         26
  Consumer                                         1,375       1,746       1,855      2,130      1,358
-------------------------------------------------------------------------------------------------------
Total                                              3,427       4,062       4,548      4,473      2,905
-------------------------------------------------------------------------------------------------------
Net credit losses                                 (4,510)     (4,506)     (7,936)   (11,544)   (13,315)
-------------------------------------------------------------------------------------------------------
Balance, end of period                           $51,574     $51,304     $50,630    $50,921    $48,494
=======================================================================================================
Net credit losses to average loans                  0.20%       0.20%       0.35%      0.51%      0.59%
Allowance for loan losses as a percentage
  of loans outstanding                              2.22%       2.23%       2.24%      2.23%      2.15%

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:

-------------------------------------------------------------------------------------------------------------------
                                                    1999       Loans        1998      Loans       1997       Loans
                                              Allocation          as  Allocation         as Allocation          as
                                                  of the     Percent      of the    Percent     of the     Percent
                                               Allowance    of Total   Allowance   of Total  Allowance    of Total
                                                 Balance       Loans     Balance      Loans    Balance       Loans
-------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Commercial                                       $23,523          65%    $22,240         64%   $22,649          63%
Real estate construction                           2,042           2       4,055          3      4,374           3
Real estate residential                              877          14         310         17         87          16
Consumer                                           4,670          19       4,260         16      4,356          18
Unallocated portion of the reserve                20,462         "--      20,439        "--     19,164         "--
-------------------------------------------------------------------------------------------------------------------
Total                                            $51,574         100%    $51,304        100%   $50,630         100%
===================================================================================================================
--------------------------------------------------------------------------------------------
                                                    1996       Loans        1995      Loans
                                              Allocation          as  Allocation         as
                                                  of the     Percent      of the    Percent
                                                 Reserve    of Total     Reserve   of Total
                                                 Balance       Loans     Balance      Loans
--------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Commercial                                       $22,743          64%    $21,849         56%
Real estate construction                           3,471           4       5,683          6
Real estate residential                            2,489          12       1,733         16
Consumer                                           6,543          20       6,401         22
Unallocated portion of the reserve                15,675         "--      12,828        "--
--------------------------------------------------------------------------------------------
Total                                            $50,921         100%    $48,494        100%
============================================================================================

The Company considers a loan to be impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (I) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. In measuring impairment, the Company reviews all commercial and construction loans classified "Substandard" and "Doubtful" that meet materiality thresholds of $250 thousand and $100 thousand, respectively. The Company considers classified loans below the established thresholds to represent immaterial loss risk. All loans classified as "Loss" are considered impaired. Commercial and construction loans that are not classified, and large groups of smaller-balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company's standard loan loss reserve methodology. The Company generally identifies loans to be reported as impaired when such loans are in non-accrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan.

The following summarizes the Company's impaired loans for the periods indicated:
---------------------------------------------------------------------
At December 31,                                     1999        1998
---------------------------------------------------------------------
                                                    (In thousands)
Non-accrual loans                                 $8,960      $8,532
Other                                              6,146       6,504
---------------------------------------------------------------------
Total impaired loans                             $15,106     $15,036
=====================================================================
Specific reserves                                 $2,105      $1,255
=====================================================================

The $6.1 million balance in loans classified as impaired as of December 31, 1999, other than non-accrual loans, is due to two commercial real estate loans, with combined principal outstanding balances of $5.1 million, having collateral exposure that may preclude ultimate full repayment, and one credit classified as a troubled debt restructuring with principal outstanding of $1.0 million. Payments on these credits were current as of December 31, 1999.

The average balance of the Company's impaired loans for the year ended December 31, 1999 was $15.5 million compared to $15.9 million in 1998. The amount of that recorded investment for which there is no related allowance for credit losses was $0. In general, the Company does not recognize any interest income on troubled debt restructurings or loans that are classified as non-accrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.

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

The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. This analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario and a NII forecast using a rising (or falling) rate scenario, where the Federal Funds rate, serving as a "driver," is made to rise (or fall) evenly by 200 basis points over the 12-month forecast interval triggering a response in the other rates. Company policy requires that such simulated changes in NII should always be less than 10 percent or steps must be taken to reduce interest rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer inspection of the risk will be put in place to determine what steps could be taken to control risk.

The following table summarizes the simulated change in NII, based on the 12-month period ending December 31, 2000:
---------------------------------------------------------
  Changes in                         Estimated Increase
  Interest                           (Decrease) in NII
   Rates            Estimated     -----------------------
(Basis Points)     NII Amount          Amount    Percent
---------------------------------------------------------
                              (Dollars in millions)
+200                   $189.0           ($4.0)      -2.1%
  --                    193.0              --         --
-200                    195.1             2.1        1.1%
=========================================================

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

Interest rate sensitivity analysis

The following table summarizes the interest rate sensitivity gaps inherent in the Company's asset and liability portfolios at December 31, 1999:

===================================================================================================================
                                                                     Repricing within (days)
-------------------------------------------------------------------------------------------------------------------
                                                                                                  Non-
                                                    0-90      91-180     181-365   Over 365  Repricing       Total
-------------------------------------------------------------------------------------------------------------------
                                                                        (In millions)
Assets
  Investment securities                              $29         $33         $72     $1,085         $0      $1,219
  Loans                                              773         108         192      1,248          0       2,321
  Other assets                                         0           0           0          0        353         353
-------------------------------------------------------------------------------------------------------------------
    Total assets                                    $802        $141        $264     $2,333       $353      $3,893
===================================================================================================================
Liabilities
  Non-interest bearing                               $--         $--         $--        $--       $912        $912
  Interest-bearing:
    Transaction                                      486          --          --         --         --         486
    Money market savings                             171         171         251         --         --         593
    Passbook savings                                 247          --          --         --         --         247
    Time                                             556         137          88         46         --         827
Short-term borrowings                                274          41         147          0         --         462
Debt financing and notes payable                      --          --          --         42         --          42
Other liabilities                                     --          --          --         --         23          23
Shareholders' equity                                  --          --          --         --        301         301
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity                         $1,734        $349        $486        $88     $1,236      $3,893
===================================================================================================================
Net (liabilities) assets subject
  to repricing                                     ($932)      ($208)      ($222)    $2,245      ($883)
-------------------------------------------------------------------------------------------------------------------
Cumulative net (liabilities) assets
  subject to repricing                             ($932)    ($1,140)    ($1,362)      $883         $0
===================================================================================================================

The repricing terms of the table above do not represent contractual principal maturity, but rather principal cash flows available for repricing. The interest rate sensitivity report shown above categorizes interest-bearing transaction deposits and savings deposits as repricing within 30 days. However, it is the experience of Management that the historical interest rate volatility of these interest-bearing transaction and savings deposits can be similar to liabilities with longer repricing dates, depending on market conditions. Moreover, the degree to which these deposits respond to changes in money market rates usually is less than the response of interest-rate sensitivity loans. These factors cause the cumulative net liability position shown above to indicate a much greater degree of liability sensitivity than Management believes really exists based on the additional analysis previously discussed.

Liquidity

The principal sources of asset liquidity are marketable investment securities available for sale. At December 31, 1999, investment securities available for sale totaled $982.3 million. In addition, the Company generated significant liquidity from its operating activities. The Company's profitability in 1999, 1998 and 1997 generated substantial cash flows, included in the total provided from operations, of $95.9 million, $63.3 million and $78.7 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of customer deposits and short- and long-term borrowings from banks.

During 1999, the effect of the Company's stock repurchase program and dividends paid to shareholders of $100.2 million and $25.6 million, respectively, in addition to a $123.7 million decrease in customers' deposits and the repayment of $6.0 million in long-term debt and debt financing, was offset by an increase of $258.7 million in short-term borrowings. The combination of these factors resulted in a total of $7.8 million in net cash provided by financing activities during 1999. Conversely, during 1998, customers' deposits increased $110.5 million and stock issued primarily for stock option exercises totaled $12.5 million, but these cash inflows were offset by cash used by the Company for its share repurchase program and other retirement of stock activities, totaling $104.8 million, dividends paid to the Company's shareholders for $21.9 million and reductions in short-term borrowings and debt financing in the amounts of $61.2 million and $5.0 million, respectively. During 1997, decreases in deposits of $150.2 million, repurchases and retirements of the Company's common stock of $35.6 and dividends paid to shareholders and retirement of repayments of notes payable and debt financing of $13.4 million and $6.4 million, respectively, were partially offset by a $97.4 million increase in short-term borrowings. These were the major factors affecting net cash flows used in financing activities of $69.9 million and $91.3 million, respectively, for the years 1998 and 1997.

The Company uses cash to make investments in loans and in investment securities. Net disbursements of loans were $29.7 million in 1999 and, in addition, during 1999, the Company increased by $47.5 million its investment securities portfolio, primarily in U.S. agencies and municipal securities, partially offset by decreases in U.S. Treasury and asset-backed securities. Net disbursements of loans were $42.4 million in 1998, compared to net repayments of loan balances of $9.1 million in 1997. As a result of the increase in loan volume in 1998, the Company reduced its investment in securities by $23.4 million in 1998. However, the intention of the Company is to increase loan volume without jeopardizing credit quality; this was the primary reason for investing excess cash flows in lower-risk investment securities in 1997, which increased $106.2 million during that year.

The Company anticipates increasing its cash levels through the end of 2000 mainly due to increased profitability and retained earnings. For the same period, it is anticipated that the investment securities portfolio and demand for loans will continue to increase moderately. The growth in deposit balances is expected to follow the anticipated growth in loan and investment balances through the end of 2000.

Line of credit

On July 31, 1998, the Company entered into an agreement with a well-established financial institution, establishing a line of credit for general corporate purposes including the repurchase of its stock. The line of credit has a one-year term and an available commitment amount ranging from $60 million, during the first nine months, reduced by $7.5 million during each of the following three months to $37.5 million. The interest rate on this line of credit is set by the lender based on various factors, including costs and desired return, general economic conditions and other factors. During the third quarter of 1999, the Company elected to cancel this line of credit, replacing this available source of cash inflow with increased cash dividends from its affiliates.

CAPITAL RESOURCES

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company's capital position represents the level of capital available to support continued operations and expansion.

Since the beginning of 1994 and through December 31, 1999, the Board of Directors of the Company has authorized the repurchase of
5.3 million shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 1.0 million shares of its common stock in the open market during 1999, 996 thousand in 1998, 1.0 million in 1997, and 1.2 million, 721 thousand and 93 thousand in 1996, 1995 and 1994, respectively. These repurchases were made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition to these systematic repurchases, a new plan to repurchase 1.75 million additional shares of the Company's common stock was approved by the Board of Directors on August 26, 1999. This program supercedes the authorization of repurchasing 3.0 million additional shares of the Company's common stock approved by the Board of Directors on June 25, 1998. The Company's strong capital position and healthy profitability contributed to the initiation of these programs, which were being implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased 1.7 million and 2.1 million shares of its common stock during 1999 and 1998, respectively. The average price of these repurchases were $33 and $30 per share, respectively, for 1999 and 1998.

The Company's primary capital resource is shareholders' equity, which decreased $68.0 million or 18 percent from the previous year end and decreased $106.6 million or 26 percent from December 31, 1997. The ratio of total risk-based capital to risk-adjusted assets was 11.75 percent at December 31, 1999, compared to 13.79 percent at December 31, 1998. Tier I risk-based capital to risk-adjusted assets was 9.82 percent at December 31, 1999, compared to 11.87 percent at December 31, 1998.

Capital to Risk-Adjusted Assets
---------------------------------------------------------------------
                                                             Minimum
                                                          Regulatory
                                                             Capital
At December 31,                          1999       1998 Requirements
---------------------------------------------------------------------
Tier I Capital                           9.82%     11.87%       4.00%
Total Capital                           11.75%     13.79%       8.00%
Leverage ratio                           7.48%      9.39%       4.00%
=====================================================================

The risk-based capital ratios declined in 1999 mainly due to reductions in equity capital resulting primarily from share repurchase programs. Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized."


FINANCIAL RATIOS

The following table shows key financial ratios for the periods indicated:

-------------------------------------------------------------------------------------------------------
At December 31,                                                             1999       1998       1997
-------------------------------------------------------------------------------------------------------
Return on average total assets                                              1.99%      1.94%      1.28%
Return on shareholders' equity                                             23.31%     19.48%     12.71%
Average shareholders' equity as a percentage of:
  Average total assets                                                      8.53%      9.97%     10.10%
  Average total loans                                                      14.24%     16.66%     16.84%
  Average total deposits                                                   10.52%     12.26%     12.14%
Dividend payout ratio (diluted EPS)                                        34.00%     30.00%     33.00%
=======================================================================================================

DEPOSIT CATEGORIES

The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.

The following table summarizes the Company's average daily amount of deposits and the rates paid for the periods indicated:

-------------------------------------------------------------------------------------------------------
                                              1999                               1998
-------------------------------------------------------------------------------------------------------
                                              Percentage                         Percentage
                                      Average   of Total                 Average   of Total
                                      Balance   Deposits      Rate *     Balance   Deposits     Rate *
-------------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Non-interest bearing demand          $857,650       27.6%        --%    $791,952       25.8%       --%
Interest bearing:
  Transaction                         536,067       17.3%       0.70%    554,834       18.0%      1.14%
  Savings                             873,324       28.1%       2.25%    906,930       29.5%      2.64%
  Time less than $100 thousand        410,092       13.2%       4.42%    438,052       14.3%      4.99%
  Time $100 thousand or more          425,949       13.7%       4.57%    381,754       12.4%      5.04%
-------------------------------------------------------------------------------------------------------
Total                              $3,103,082     100.00%       2.71% $3,073,522     100.00%      3.13%
=======================================================================================================

* Rate is computed based on interest-bearing deposits
---------------------------------------------------------------------
                                              1997
---------------------------------------------------------------------
                                              Percentage
                                      Average   of Total
                                      Balance   Deposits      Rate *
---------------------------------------------------------------------
                                         (Dollars in thousands)
Non-interest bearing demand          $781,001       25.0%        --%
Interest bearing:
  Transaction                         548,139       17.6%       1.22%
  Savings                             985,800       31.6%       2.84%
  Time less than $100 thousand        479,692       15.4%       5.09%
  Time $100 thousand or more          323,840       10.4%       5.28%
---------------------------------------------------------------------
Total                              $3,118,472     100.00%       3.26%
=====================================================================
* Rate is computed based on interest-bearing deposits

In 1999, total average deposits increased $29.6 million or 1 percent from 1998 primarily due to aggressive policies in place resulting in a combined increase of $46.9 million in demand deposits and interest-bearing transaction accounts. (The increase of $65.7 million in non-interest bearing demand deposits was partially offset by a $18.8 million decrease in interest-bearing transaction accounts primarily due to the transfer, during the third quarter of 1999, of certain interest-bearing transaction deposits into the non interest-bearing category). In addition, to compensate the combined total year-to-year balance runoff of $61.6 million in savings account and retail certificates of deposit balances, time certificates of deposit of $100 thousand or more increased $44.2 million or 12 percent from 1998.

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

The following sets forth, by time remaining to maturity, the Company's domestic time deposits in amounts of $100 thousand or more:
---------------------------------------------------------------------
                                              At December 31,
                                                   1999
---------------------------------------------------------------------
                                              (In thousands)
Three months or less                            $359,956
Over three through six months                     44,275
Over six through twelve months                    24,404
Over twelve months                                 3,285
---------------------------------------------------------------------
Total                                           $431,920
=====================================================================


SHORT-TERM BORROWINGS

The following table sets forth the short-term borrowings of the Company for the periods indicated:

---------------------------------------------------------------------------------
At December 31,                                     1999        1998        1997
---------------------------------------------------------------------------------
                                                         (In thousands)
Federal funds purchased                         $254,000     $50,000     $50,000
Other borrowed funds:
  Retail repurchase agreements                    59,552      28,693     103,346
  Other                                          148,793     124,978     111,502
---------------------------------------------------------------------------------
Total other borrowed funds                      $208,345    $153,671    $214,848
---------------------------------------------------------------------------------
  Total funds purchased                         $462,345    $203,671    $264,848
=================================================================================

Further detail of the other borrowed funds is as follows:

---------------------------------------------------------------------------------
At December 31,                                     1999        1998        1997
---------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Outstanding:
  Average for the year                          $178,848    $195,415    $153,013
  Maximum during the year                        265,741     247,799     227,463

Interest rates:
  Average for the year                              3.91%       4.61%       4.73%
  Average at period end                             4.15%       3.49%       4.76%
=================================================================================


NON-INTEREST INCOME

Components of non-interest income
---------------------------------------------------------------------------------
                                                    1999        1998        1997
---------------------------------------------------------------------------------
                                                         (In millions)
Service charges on deposit accounts                $20.3       $20.1       $20.6
Merchant credit card                                 3.6         3.2         3.7
Financial services commissions                       2.7         1.7         1.2
Mortgage banking                                     0.8         1.4         1.5
Trust fees                                           0.7         0.6         0.5
Other                                               12.1        10.8         9.5
---------------------------------------------------------------------------------
    Total                                          $40.2       $37.8       $37.0
=================================================================================

Non-interest income was $40.2 million in 1999, $2.4 million higher than 1998. Financial services commissions were $1.0 million higher than 1998 due to more aggressive marketing efforts resulting in higher sales volume on all products, including annuities, securities and life insurance. Merchant credit card income was $400 thousand higher than 1998, mainly due to fee restructuring and higher sales volume; service charges on deposit accounts were $200 thousand higher than 1998 including higher fees from overdraft and non-sufficient funds returned items, primarily due to the effect of new programs implemented in 1999 using a process of price escalators determined by volume by customer; and trust fees were $100 thousand higher than 1998. A litigation settlement of $1.5 million accounted for the majority of the increase in the other non-interest income category. Partially offsetting these increases from prior year, mortgage banking income was $600 thousand lower than 1998, due to declining servicing income, lower gains on sales of loans in the secondary market and lower banking fees due to reduced refinancing volume.

Non-interest income was $37.8 million in 1998, $800 thousand higher than 1997. Gains realized on asset sales were $1.3 million higher than prior year. Financial services commissions were $500 thousand higher than 1997 primarily due to higher sales volume and additional products offered. Trust fees were $100 thousand higher due to the Company's continuing efforts to expand personal and retirement plan business. Unfavorable non-interest income year-to-year changes from 1997 include $500 thousand lower deposit account fees, including lower volume of account maintenance, and lower overdrafts and returned item fees, as business customers maintained larger account balances to compensate for these services. In addition, merchant credit card income was $500 thousand lower than 1997 and mortgage banking income was $100 thousand lower, mainly due to declining servicing income.

NON-INTEREST EXPENSE

Components of non-interest expense

---------------------------------------------------------------------------------
                                                    1999        1998        1997
---------------------------------------------------------------------------------
                                                         (In millions)
Salaries                                           $40.0       $40.0       $50.4
Other personnel benefits                            10.7        11.1        12.1
Occupancy                                           12.2        11.6        22.2
Equipment                                            6.9         7.4        10.8
Professional fees                                    1.7         2.3         9.2
Data processing                                      6.0         5.9         6.2
Stationery and supplies                              1.6         1.8         2.5
Advertising and public relations                     1.3         1.4         1.9
Merchant credit card                                 1.4         1.2         1.7
Loan expense                                         1.3         1.5         1.7
Operational losses                                   1.2         1.0         1.2
Other real estate owned                              0.3         0.3         1.0
Insurance                                            0.1         0.2         0.5
FDIC insurance assessment                            0.4         0.4         0.4
Other                                               15.0        15.3        16.1
---------------------------------------------------------------------------------
    Total                                         $100.1      $101.4      $137.9
=================================================================================
Average full-time equivalent staff                 1,098       1,135       1,288
Non-interest expense to
  revenues ("efficiency ratio")(FTE)                43.2%       44.2%       60.1%
=================================================================================

Non-interest expense decreased $1.3 million in 1999 compared to 1998. Major decreases from 1998 relate to the Company's efforts to implement new and continue to enforce existing cost-control programs. Professional fees were $600 thousand lower than 1998, including lower legal fees, primarily due to reduced problem-credit related expenses, and lower accounting costs primarily due to a reduced number of special projects, including income tax-related, undertaken in 1999; equipment expenses were $500 thousand lower than prior year primarily due to lower depreciation costs and lower lease and maintenance expenses resulting from contract renegotiations; and other personnel benefits was $400 thousand lower than 1998 primarily due to reduced expenses related to some of the Company's compensation plans. Other expense reductions from 1998 include $200 thousand lower stationery and supplies costs, mainly due to lower printing costs and purchases of inventories; $200 thousand lower loan expense primarily due to reduced appraisal fees and costs related to foreclosures on properties acquired in satisfaction of debt ("other real estate owned"); $100 thousand lower advertising and public relations expense, including decreased costs in connection with the publication of shareholders' reports, and $100 thousand lower insurance expenses resulting from more beneficial cost characteristics in connection with newly negotiated policies. Partially offsetting these favorable changes from prior year, occupancy costs were $600 thousand higher than 1998, including increased maintenance, utilities and rental costs; merchant credit card related costs were $200 thousand higher than prior year mainly due to increased processing expenses and increased assessments from credit card servicers; and operational losses were $200 thousand higher than 1998.

Non-interest expense of $101.4 million in 1998 was $36.5 million lower than 1997. The reduction reflects successful efforts to control costs through efficiencies and consolidation of operations. In addition, approximately $18.8 million in one-time costs related to the Merger were included in 1997. All non-interest expense categories decreased from 1997 levels. Occupancy and equipment costs were $14.0 million lower, mainly due to expenses related to facilities closures. Employee related expenses were $11.4 million lower due to one-time Merger related costs in 1997 and streamlining of operations in 1998, as reflected in the reduction of 153 full-time equivalent staff. In addition, professional fees were reduced $6.9 million from prior year, and stationery and supplies and other real estate owned costs decreased $700 thousand, each, from 1997 levels also due to increased Merger costs incurred in 1997. The reductions from 1997 in merchant credit card and advertising and public relations costs of $500 thousand each, data processing and insurance costs of $300 thousand each, and loan expenses and operational losses of $200 thousand each, are also mainly due to post-Merger efficiencies.

The ratio of average assets per full-time equivalent staff was $3.49 million in 1999 compared to $3.33 million and $2.91 million in 1998 and 1997, respectively. The reduction of the average number of full-time equivalent staff from 1,288 in 1997 to 1,135 and 1,098 in 1998 and 1999, respectively, is reflective of the Company's strategy to improve efficiency.

PROVISION FOR INCOME TAX

The provision for income tax (FTE) increased by $1.6 million in 1999 mainly as a result of higher pretax income partially offset by an increase in tax-exempt interest income from municipal securities and loans. The 1999 provision of $38.4 million reflects an effective tax rate of 33.5 percent compared to provisions of $38.0 million in 1998 and $26.0 million in 1997, representing effective tax rates of 34.1 percent and 35.1 percent, respectively.


YEAR 2000 COMPLIANCE

During 1999, the Company successfully completed efforts to ensure that its internal operating systems, as well as those of its major customers and suppliers, were fully capable of processing so-called Year 2000 transactions. The primary cost of the project was the reallocation of internal resources, and therefore did not represent incremental expense to the Company. The estimated value of internal resources allocated to Year 2000 compliance efforts in 1999 was approximately $800 thousand and the cost of compliance incurred prior to 1999 was approximately $3.1 million.

The Company did not experience any failures of its computerized systems resulting from Year 2000 issues, nor does it have any information that indicates any of its vendors or service providers may be unable to sell goods or services to the Company or that any customers may be unable to meet the Company's lending requirements because of Year 2000 issues.


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

Where any such forward-looking statement includes a statement of the assumptions of bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.


PENDING ACQUISITION

On March 15, 2000, the Company and First Counties Bank announced the signing of a Definitive Merger Agreement under which the Company will acquire all of the outstanding shares of common stock of First Counties Bank pursuant to a tax-free exchange of shares. The Agreement, which has been approved by the Boards of Directors of both companies, is subject to conditions usual and customary for merger transactions of this type, including approval by First Counties Bank shareholders, approval by regulatory authorities, and satisfaction of other terms and conditions. The merger will be accounted for under the purchase method of accounting. On March 17, 2000, the Company filed a Report on Form 8-K on the subject.

ITEM 8. Financial Statements and Supplementary Data


INDEX TO FINANCIAL STATEMENTS
                                                                     Page

Consolidated Balance Sheets as of December 31, 1999 and 1998           49

Consolidated Statements of Income for the years ended
December 31, 1999, 1998 and 1997                                       50

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1999, 1998 and 1997            51

Consolidated Statements of Cash Flows for the years
ended December 31, 1999, 1998 and 1997                                 52

Notes to Consolidated Financial Statements                             53

Independent Auditors' Report                                           77

Management's Letter of Financial Responsibility                        78

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
---------------------------

====================================================================================================
Balances as of December 31,                                                    1999            1998
----------------------------------------------------------------------------------------------------
ASSETS                                                                           (In thousands)
  Cash and cash equivalents (Note 15)                                      $255,738        $229,734
  Money market assets                                                           250             250
  Investment securities available for sale (Note 2)                         982,337         987,661
  Investment securities held to maturity; market values of
      $235,147 in 1999 and $233,790 in 1998 (Note 2)                        237,154         226,993
  Loans, net of an allowance for loan losses of:
     $51,574 in 1999 and $51,304 in 1998 (Notes 3,4 and 14)               2,269,272       2,246,593
  Other real estate owned                                                     3,269           4,315
  Premises and equipment, net (Note 5)                                       44,016          45,971
  Interest receivable and other assets (Note 9)                             101,151         102,781
----------------------------------------------------------------------------------------------------
        Total assets                                                     $3,893,187      $3,844,298
====================================================================================================


LIABILITIES
  Deposits:
    Non-interest bearing                                                   $911,556        $842,919
    Interest bearing:
      Transaction                                                           485,860         600,502
      Savings                                                               840,644         903,141
      Time (Notes 2 and 6)                                                  827,284         842,443
----------------------------------------------------------------------------------------------------
      Total deposits                                                      3,065,344       3,189,005
  Short-term borrowed funds (Notes 2 and 6)                                 462,345         203,671
  Liability for interest, taxes and
    other expenses (Note 9)                                                  23,406          35,526
  Debt financing and notes payable (Note 6)                                  41,500          47,500
----------------------------------------------------------------------------------------------------
        Total liabilities                                                 3,592,595       3,475,702
----------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (Notes 7 and 15)
  Common Stock (no par value)
      Authorized - 150,000 shares
      Issued and outstanding - 37,125 in 1999 and 39,828 in 1998            186,435         195,156
  Accumulated other comprehensive income:
      Unrealized (loss) gain on securities available for sale, net           (4,521)         20,184
  Retained earnings                                                         118,678         153,256
----------------------------------------------------------------------------------------------------
        Total shareholders' equity                                          300,592         368,596
----------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                       $3,893,187      $3,844,298
====================================================================================================

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------

=============================================================================================
For the years ended December 31,                          1999           1998           1997
---------------------------------------------------------------------------------------------
                                                       (In thousands, except per share data)
INTEREST INCOME
Loans                                                 $186,652       $195,656       $201,999
Money market assets and funds sold                           4             42          1,635
Investment securities:
    Available for sale
        Taxable                                         46,838         47,785         46,620
        Tax-exempt                                      10,744          9,713          7,957
    Held to maturity
        Taxable                                          5,313          5,914          5,199
        Tax-exempt                                       8,105          7,710          7,260
---------------------------------------------------------------------------------------------
    Total interest income                              257,656        266,820        270,670

INTEREST EXPENSE
Transaction deposits                                     3,736          6,321          6,706
Savings deposits                                        19,622         23,943         28,036
Time deposits (Note 6)                                  37,552         41,087         41,522
Short-term borrowed funds (Note 6)                      14,285         11,670          7,803
Debt financing and notes payable (Note 6)                3,261          3,644          3,987
---------------------------------------------------------------------------------------------
    Total interest expense                              78,456         86,665         88,054
---------------------------------------------------------------------------------------------
NET INTEREST INCOME                                    179,200        180,155        182,616
Provision for loan losses (Note 3)                       4,780          5,180          7,645
---------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                             174,420        174,975        174,971
---------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service charges on deposit accounts                     20,316         20,052         20,624
Merchant credit card                                     3,605          3,229          3,737
Financial services commissions                           2,650          1,676          1,153
Mortgage banking                                           777          1,437          1,521
Trust fees                                                 697            626            504
Other                                                   12,129         10,785          9,474
---------------------------------------------------------------------------------------------
    Total non-interest income                           40,174         37,805         37,013

NON-INTEREST EXPENSE
Salaries and related benefits (Note 13)                 50,706         51,094         62,485
Occupancy (Notes 5 and 11)                              12,153         11,582         22,166
Furniture and equipment (Notes 5 and 11)                 6,874          7,372         10,799
Data processing                                          5,967          5,940          6,234
Professional fees                                        1,652          2,250          9,185
Other real estate owned and property held for sale         299            339          1,121
Other                                                   22,482         22,831         25,888
---------------------------------------------------------------------------------------------
    Total non-interest expense                         100,133        101,408        137,878

INCOME BEFORE INCOME TAXES                             114,461        111,372         74,106
 Provision for income taxes (Note 9)                    38,373         37,976         25,990
---------------------------------------------------------------------------------------------
NET INCOME                                             $76,088        $73,396        $48,116
=============================================================================================
Comprehensive income, net:
  Change in unrealized (loss) gain on securities
  available for sale, net                              (24,705)         2,261         11,904
---------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                   $51,383        $75,657        $60,020
=============================================================================================
Average shares outstanding                              38,588         41,797         43,040
Diluted average shares outstanding                      39,194         42,524         43,827
PER SHARE DATA (Note 7)
Basic earnings                                           $1.97          $1.76          $1.12
Diluted earnings                                          1.94           1.73           1.10
Dividends paid                                            0.66           0.52           0.36


See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
----------------------------------------------------------

=====================================================================================
                                                 Accumulated
                                                       other
                                               comprehensive     Retained
                                  Common Stock        income     Earnings      Total
-------------------------------------------------------------------------------------
                                               (In thousands)
December 31, 1996                     $187,210        $6,019     $186,050   $379,279
Net income for the year                     --            --       48,116     48,116
Stock issued                            16,853            --           --     16,853
Purchase and retirement of stock        (5,546)           --      (30,048)   (35,594)
Dividends                                   --            --      (13,406)   (13,406)
Unrealized gain on securities
  available for sale, net                   --        11,904           --     11,904
-------------------------------------------------------------------------------------
December 31, 1997                      198,517        17,923      190,712    407,152
Net income for the year                     --            --       73,396     73,396
Stock issued                            12,475            --           --     12,475
Purchase and retirement of stock       (15,836)           --      (88,988)  (104,824)
Dividends                                   --            --      (21,864)   (21,864)
Unrealized gain on securities
  available for sale, net                   --         2,261           --      2,261
-------------------------------------------------------------------------------------
December 31, 1998                      195,156        20,184      153,256    368,596
Net income for the year                     --            --       76,088     76,088
Stock issued                             6,421            --           --      6,421
Purchase and retirement of stock       (15,142)           --      (85,085)  (100,227)
Dividends                                   --            --      (25,581)   (25,581)
Unrealized gain on securities
  available for sale, net                   --       (24,705)          --    (24,705)
-------------------------------------------------------------------------------------
December 31, 1999                     $186,435       ($4,521)    $118,678   $300,592
=====================================================================================


See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

===============================================================================================================
For the years ended December 31,                                            1999           1998           1997
---------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
OPERATING ACTIVITIES
Net income                                                               $76,088        $73,396        $48,116
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                            8,234          8,623          9,828
  Loan loss provision                                                      4,780          5,180          7,645
  Amortization of deferred net loan fees (cost)                            1,299            431         (1,215)
  (Increase) decrease in interest income receivable                       (1,212)         1,533          1,460
  Decrease (increase) in other assets                                        952        (14,361)           940
  (Decrease) increase in income taxes payable                               (747)         1,752          3,135
  Increase (decrease) in interest expense payable                            626            401           (321)
  Increase (decrease) in other liabilities                                 6,803        (10,683)        (5,340)
  Gain on sales of branches                                                   --             --           (678)
  Net loss (gain) on sales/write-down of equipment                            10           (309)         7,785
  Originations of loans for resale                                       (18,250)       (23,578)       (12,157)
  Net proceeds from sale of loans originated for resale                   17,533         21,374         19,301
  Net gain on sale of property acquired in satisfaction of debt             (322)        (1,043)        (1,184)
  Write-down on property acquired in satisfaction of debt                     88            579          1,422
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 95,882         63,295         78,737
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net (disbursements) repayments of loans                                  (29,693)       (42,429)         9,102
Purchases of investment securities available for sale                   (387,095)      (332,747)      (441,926)
Purchases of investment securities held to maturity                      (32,882)       (54,685)       (73,115)
Purchases of property, plant and equipment                                (3,519)        (4,195)        (5,036)
Proceeds from maturity of securities available for sale                  348,986        314,321        327,738
Proceeds from maturity of securities held to maturity                     22,722         58,653         57,588
Proceeds from sale of securities available for sale                          803         37,898         23,538
Proceeds from sale of property and equipment                                  46          1,419          4,004
Proceeds from property acquired in satisfaction
   of debt                                                                 2,932          7,266          6,327
---------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                      (77,700)       (14,499)       (91,780)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net (decrease) increase in deposits                                     (123,661)       110,504       (150,199)
Net increase (decrease) in short-term borrowings                         258,674        (61,177)        97,401
Repayments of notes payable and debt financing                            (6,000)        (5,000)        (6,365)
Exercise of stock options/issuance of shares                               4,617         12,475         16,853
Retirement of common stock including repurchases                        (100,227)      (104,824)       (35,594)
Dividends paid                                                           (25,581)       (21,864)       (13,406)
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        7,822        (69,886)       (91,310)
---------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      26,004        (21,090)      (104,353)
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                           229,734        250,824        355,177
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $255,738       $229,734       $250,824
===============================================================================================================

SUPPLEMENTAL DISCLOSURES:
Supplemental disclosure of non-cash activities
  Loans transferred to other real estate owned                            $1,652         $3,736         $2,604
  Premises transferred to other real estate owned                             --             --          1,430
  Unrealized (loss) gain on securities available for sale, net           (24,704)         2,261         11,904
Supplemental disclosure of cash flow activity
  Interest paid for the period                                            77,831         86,264         88,168
  Income tax payments for the period                                      39,092         30,902         25,297

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

Loans and Allowance for Loan Losses. The allowance for loan losses is a combination of specific and general reserves available to absorb estimated future losses throughout the loan portfolio and is maintained at a level considered adequate to provide for such losses. Credit reviews of the loan portfolio, designed to identify problem loans and to monitor these estimates, are conducted continually, taking into consideration market conditions, current and anticipated developments applicable to the borrowers and the economy, and the results of recent examinations by regulatory agencies. Management approves the conclusions resulting from credit reviews. Ultimate losses may vary from current estimates. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the reserve based on their judgment of information available to them at the time of their examination.

Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees. Unearned interest on discounted loans is amortized over the life of these loans, using the sum-of-the-months digits formula for which the results are not materially different from those obtained by using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on non-accrual status. Non-refundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the estimated respective loan lives. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an individual loan basis. The Company recognizes a loan as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.

Other Real Estate Owned. Other real estate owned is comprised of property acquired through foreclosure proceedings, acceptances of deeds-in-lieu of foreclosure and some vacated bank properties. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Other real estate owned is recorded at the lower of the related loan balance or fair value of the collateral, generally based upon an independent property appraisal, less estimated disposition costs. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Subsequent losses incurred due to the declines in annual independent property appraisals are recognized as non-interest expense. Routine holding costs, such as property taxes, insurance, maintenance and losses from sales and dispositions, are recognized as non-interest expense.

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

Intangible assets. Intangible assets (which are included in Other Assets) aggregating $10.2 million and $12.1 million (net of accumulated amortization of $17.1 million and $15.2 million) at December 31, 1999 and 1998, respectively, are comprised of core deposit intangibles and goodwill acquired in business combinations. Core deposit intangibles are amortized over the estimated lives of the existing deposit bases (10 years). Goodwill of $7.8 million in 1999 and $8.7 million in 1998 (net of accumulated amortization of $5.1 million and $4.2 million, respectively) is amortized on a straight-line basis over 15 years. Management periodically reviews the balances to determine if such balances have been impaired.

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

Derivative Instruments and Hedging Activities.
In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." Under the provisions of SFAS 133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting operation. SFAS
No. 133 would have been effective for all fiscal years beginning after June 15, 1999, except that SFAS No. 137 ("Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133") delayed the effective date of SFAS No. 133 for one year. Earlier application is permitted as of the beginning of quarters beginning after June 30, 1999. Retroactive application of SFAS No. 133 is not permitted. The Company does not believe that the adoption of SFAS 133 will have a material impact on its financial statements.

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

Note 2: Investment Securities

An analysis of the available-for-sale investment securities portfolio as of December 31, 1999, follows:

-------------------------------------------------------------------------------------
                                                   Gross         Gross     Estimated
                                 Amortized    Unrealized    Unrealized        Market
                                      Cost         Gains        Losses         Value
-------------------------------------------------------------------------------------
                                                 (In thousands)
                                  <CX>
U.S. Treasury securities          $184,939          $ --       ($1,461)     $183,478
Securities of U.S. Government
  agencies and corporations        200,608           695        (6,003)      195,300
Obligations of States and
  political subdivisions           238,650         1,741        (5,611)      234,780
Asset-backed securities            144,292            31          (732)      143,591
Other securities                   220,772         8,564        (4,148)      225,188
-------------------------------------------------------------------------------------
Total                             $989,261       $11,031      ($17,955)     $982,337
=====================================================================================

An analysis of the held-to-maturity investment securities portfolio as of December 31, 1999, follows:
-------------------------------------------------------------------------------------
                                                   Gross         Gross     Estimated
                                 Amortized    Unrealized    Unrealized        Market
                                      Cost         Gains        Losses         Value
-------------------------------------------------------------------------------------
                                                 (In thousands)
Securities of U.S. Government
  agencies and corporations        $70,418           $91       ($3,443)      $67,066
Obligations of States and
  political subdivisions           155,813         2,581        (1,236)      157,158
Other securities                    10,923            --            --        10,923
-------------------------------------------------------------------------------------
Total                             $237,154        $2,672       ($4,679)     $235,147
=====================================================================================

An analysis of the available-for-sale investment securities
portfolio as of December 31, 1998, follows:
-------------------------------------------------------------------------------------
                                                   Gross         Gross     Estimated
                                 Amortized    Unrealized    Unrealized        Market
                                      Cost         Gains        Losses         Value
-------------------------------------------------------------------------------------
                                                 (In thousands)
U.S. Treasury securities          $245,114        $3,496          $ --      $248,610
Securities of U.S. Government
  agencies and corporations        120,045         1,554          (295)      121,304
Obligations of States and
  political subdivisions           205,248         8,318          (251)      213,315
Asset-backed securities            163,989         1,463           (54)      165,398
Other securities                   217,560        21,755          (281)      239,034
-------------------------------------------------------------------------------------
Total                             $951,956       $36,586         ($881)     $987,661
=====================================================================================

An analysis of the held-to-maturity investment securities portfolio as of December 31, 1998, follows:

-------------------------------------------------------------------------------------
                                                   Gross         Gross     Estimated
                                 Amortized    Unrealized    Unrealized        Market
                                      Cost         Gains        Losses         Value
-------------------------------------------------------------------------------------
                                                 (In thousands)
Securities of U.S. Government
  agencies and corporations        $69,235          $549         ($862)      $68,922
Obligations of States and
  political subdivisions           147,118         7,195           (85)      154,228
Other securities                    10,640            --            --        10,640
-------------------------------------------------------------------------------------
Total                             $226,993        $7,744         ($947)     $233,790
=====================================================================================

The amortized cost and estimated market value of securities at
December 31, 1999, by contractual maturity, are shown in the following table:
-------------------------------------------------------------------------------------
                                  Securities Available         Securities Held
                                       for Sale                  to Maturity
                               --------------------------   -------------------------
                                               Estimated                   Estimated
                                 Amortized        Market     Amortized        Market
                                      Cost         Value          Cost         Value
-------------------------------------------------------------------------------------
                                                  (In thousands)
Maturity in years:
  1 year or less                   $55,341       $55,152        $3,261        $3,265
  1 to 5 years                     691,444       679,849        28,119        28,506
  5 to 10 years                     84,961        85,992        90,044        91,482
  Over 10 years                    126,705       121,800        34,389        33,905
-------------------------------------------------------------------------------------
Sub-total                          958,451       942,793       155,813       157,158
Mortgage-backed                     10,741        11,359        70,418        67,066
Other securities                    20,069        28,185        10,923        10,923
-------------------------------------------------------------------------------------
Total                             $989,261      $982,337      $237,154      $235,147
=====================================================================================

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 1999 and 1998, the Company had no high-risk collateralized mortgage obligations.

As of December 31, 1999, $767.5 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $607.1 million in 1998.

Note 3: Loans and Allowance for Loan Losses

Loans at December 31 consisted of the following:

-------------------------------------------------------------------------------------
                                                                  1999          1998
-------------------------------------------------------------------------------------

                                                                 (In thousands)
Commercial                                                    $652,413      $725,677

Real estate-commercial                                         849,824       751,235
Real estate-construction                                        50,928        57,998
Real estate-residential                                        337,002       384,128
-------------------------------------------------------------------------------------
  Total real estate loans                                    1,237,754     1,193,361

Installment and personal                                       434,803       385,204
Unearned income                                                 (4,124)       (6,345)
-------------------------------------------------------------------------------------
  Gross loans                                                2,320,846     2,297,897
Allowance for loan losses                                      (51,574)      (51,304)
-------------------------------------------------------------------------------------
    Net loans                                               $2,269,272    $2,246,593
=====================================================================================

Included in real estate-residential at December 31, 1999 and 1998 are loans originated for resale of $12.7 million and $13.3 million, respectively, the cost of which approximates market value.

The following summarizes the allowance for loan losses of the Company for the periods indicated:

-------------------------------------------------------------------------------------
                                                    1999          1998          1997
-------------------------------------------------------------------------------------
                                                          (In thousands)
Balance at January 1,                            $51,304       $50,630       $50,921
Provision for loan losses                          4,780         5,180         7,645

Loans charged off                                 (7,937)       (8,568)      (12,484)
Recoveries of loans
  previously charged off                           3,427         4,062         4,548
-------------------------------------------------------------------------------------
Balance at December 31,                          $51,574       $51,304       $50,630
=====================================================================================

The following is a summary of interest foregone on non-accrual loans for the years ended December 31:
-------------------------------------------------------------------------------------
                                                    1999          1998          1997
-------------------------------------------------------------------------------------
                                                           (In thousands)
Interest income that would have been
recognized had the loans performed
in accordance with their original terms             $751          $855        $1,632
Less: Interest income recognized on
non-accrual loans                                   (473)         (573)         (462)
-------------------------------------------------------------------------------------
Interest foregone on
   non-accrual loans                                $278          $282        $1,170
=====================================================================================

There were no commitments to lend additional funds to borrowers whose loans are included above.

At December 31, 1999, the recorded investment in loans for which impairment was recognized totaled $15.1 million compared to $15.0 million at December 31, 1998. The specific reserves at December 31, 1999 and 1998 were $2.1 million and $1.3 million, respectively. The amount of that recorded investment for which there is no related allowance for credit losses was $0. For the year ended December 31, 1999, the average recorded net investment in impaired loans was approximately $15.5 million compared to $15.9 million and $22.0 million, respectively, at December 31, 1998 and 1997. In general, the Company does not recognize any interest income on troubled debt restructurings or on loans that are classified as non-accrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.


Note 4: Concentration of Credit Risk

The Company's business activity is with customers in Northern and Central California. The loan portfolio is well diversified with no industry comprising greater than 10 percent of total loans outstanding as of December 31, 1999 and 1998.

The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $69.6 million and $95.3 million at December 31, 1999 and 1998, respectively. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75 percent on commercial real estate loans and no greater than 80 percent on residential real estate loans unless covered by mortgage insurance.


Note 5: Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

-------------------------------------------------------------------------------------
                                                           Accumulated
                                                          Depreciation
                                                                   and      Net Book
                                                    Cost  Amortization         Value
-------------------------------------------------------------------------------------
                                                             (In thousands)
1999
Land                                             $10,360         $-          $10,360
Buildings and improvements                        33,815       (10,479)       23,336
Leasehold improvements                             6,256        (3,960)        2,296
Furniture and equipment                           15,986        (7,962)        8,024
-------------------------------------------------------------------------------------
  Total                                          $66,417      ($22,401)      $44,016
=====================================================================================
1998
Land                                             $10,360         $-          $10,360
Buildings and improvements                        33,731        (9,757)       23,974
Leasehold improvements                             6,477        (3,616)        2,861
Furniture and equipment                           17,029        (8,253)        8,776
-------------------------------------------------------------------------------------
  Total                                          $67,597      ($21,626)      $45,971
=====================================================================================

Depreciation and amortization included in operating expenses amounted to $5.4 million in 1999, $5.5 million in 1998 and $7.5 million in 1997.


Note 6: Borrowed Funds

Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, 1999 and 1998, were as follows:

-------------------------------------------------------------------------------------
                                                                  1999          1998
-------------------------------------------------------------------------------------
                                                                    (In thousands)
Federal Home Loan Bank notes in increments
of $5.0 million starting in 1994 and each
dated December 1. Interest payable quarterly
at prime minus 2.05% to 2.32%; principal
payable annually in $5.0 million increments
collateralized by $30.0 million of commercial
and mortgage loans.                                               $ --        $5,000

Subordinated note, issued by Westamerica
Bank, originated in December 1993 and
maturing September 30, 2003. Interest of
6.99% per annum is payable semiannually on
March 31 and September 30, with original
principal payment due at maturity. On May 26,
1999, the Company repurchased and retired
$1.0 million.                                                   19,000        20,000

Senior notes, originated in February 1996
and maturing February 1, 2006. Interest of
7.11% per annum is payable semiannually on
February 1 and August 1, with certain required
payments commencing February 1, 2000 and
the remaining principal amount due at maturity.                 22,500        22,500

-------------------------------------------------------------------------------------
Total debt financing and notes payable                         $41,500       $47,500
=====================================================================================

At December 31, 1998, the prime rate related to the Federal Home
Loan Bank financing arrangements was 7.75%.

The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is currently in compliance with all of the covenants in the senior notes indenture.

At December 31, 1999 and 1998, the Company had unused lines of credit amounting to $2.5 million and $62.5 million, respectively. Compensating balance arrangements are not significant to the operations of the Company. At December 31, 1999 and 1998, the Banks had $431.9 million and $418.2 million, respectively, in time deposit accounts in excess of $100 thousand. Interest on these time deposit accounts in 1999, 1998 and 1997 was $19.4 million, $19.2 million and $17.1 million, respectively.

Funds purchased include federal funds, securities sold with repurchase agreements and business customers' sweep accounts. Federal funds purchased were $254.0 million and $50.0 million, respectively, at December 31, 1999 and 1998. Securities sold with repurchase agreements were $59.5 million at December 31, 1999 and $28.7 million at December 31, 1998. Sweep accounts totaled $148.8 million and $125.0 million at December 31, 1999 and 1998, respectively. Securities under these repurchase agreements are held in the custody of independent securities brokers.


Note 7:  Shareholders' Equity

In 1995, the Company adopted the 1995 Stock Option Plan. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of this plan, on January 1 of each year beginning in 1995, 2 percent of the Company's issued and outstanding shares of common stock will be reserved for granting. At December 31, 1999, 1998, and 1997, approximately 797 thousand, 856 thousand and 566 thousand shares, respectively, were reserved for issuance. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. A Restricted Performance Share ("RPS") grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.

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

ValliCorp Holdings also had separate stock option plans whereby options were granted to certain officers, directors, and employees. Effective April 12, 1997, all ValliCorp Holdings option plans were terminated. All outstanding options were substituted for the Company's stock options, adjusted for the exchange ratio as defined in the merger agreement. At December 31, 1996, 442,490 shares were available for issuance. During 1997 there were no options granted, and during 1996 there were 95,496 options granted.

Stock Options. A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates, follows:

-----------------------------------------------------------------------------------------------------
                                                          1999                        1998
-----------------------------------------------------------------------------------------------------
                                                              Weighted                      Weighted
                                                               Average                       Average
                                                  Number      Exercise        Number        Exercise
                                               of shares         Price     of shares           Price
-----------------------------------------------------------------------------------------------------
Outstanding at beginning of year               2,289,694           $18     2,094,387             $12
Granted                                          662,080            35       604,591              33
Exercised                                       (258,844)           11      (326,450)             10
Forfeited                                        (72,222)           32       (82,834)             15
-----------------------------------------------------------------------------------------------------
Outstanding at end of year                     2,620,708           $22     2,289,694             $18
-----------------------------------------------------------------------------------------------------
Options exercisable at end of year             1,479,438                   1,251,197
=====================================================================================================
-----------------------------------------------------------------------
                                                          1997
-----------------------------------------------------------------------
                                                              Weighted
                                                               Average
                                                  Number      Exercise
                                               of shares         Price
-----------------------------------------------------------------------
Outstanding at beginning of year               2,703,450           $10
Granted                                          522,150            19
Exercised                                     (1,056,165)           11
Forfeited                                        (75,048)           16
-----------------------------------------------------------------------
Outstanding at end of year                     2,094,387           $12
-----------------------------------------------------------------------
Options exercisable at end of year             1,147,920
=======================================================================

The following table summarizes information about options outstanding at December 31, 1999 and 1998:

-------------------------------------------------------------------------------------
    1999                 Options Outstanding             Options Exercisable
-------------------------------------------------------------------------------------
                                  Weighted
                                   Average      Weighted                    Weighted
                        Number   Remaining       Average        Number       Average
                   Outstanding Contractual      Exercise   Exercisable      Exercise
                   at 12/31/99  Life (yrs)         Price   at 12/31/99         Price
-------------------------------------------------------------------------------------
 $3 - 5                 65,363         1.5            $4        65,363            $4
  5 - 7                 73,789         1.8             6        73,789             6
  7 - 8                 11,748         1.1             8        11,748             8
  8 - 9                117,150         3.1             8       117,150             8
 9 - 10                219,618         4.1             9       219,618             9
 10 - 12               209,400         5.1            10       209,400            10
 12 - 14                    --          --            --            --            --
 14 - 15                 5,319         4.7            14         5,319            14
 15 - 19               340,955         6.1            15       340,955            15
 19 - 20               390,506         7.1            19       247,916            19
 20 - 33             1,186,860         8.6            34        188180            33
-------------------------------------------------------------------------------------
 $3 - 33             2,620,708         6.7           $22     1,479,438           $15
=====================================================================================

-------------------------------------------------------------------------------
    1998                 Options Outstanding             Options Exercisable
-------------------------------------------------------------------------------------
                                  Weighted
                                   Average      Weighted                    Weighted
                        Number   Remaining       Average        Number       Average
                   Outstanding Contractual      Exercise   Exercisable      Exercise
                   at 12/31/98  Life (yrs)         Price   at 12/31/98         Price
-------------------------------------------------------------------------------------
 $3 - 5                 89,088         2.5            $4        89,088            $4
  5 - 7                131,172         2.5             6       129,245             6
  7 - 8                 13,944         2.0             8        13,944             8
  8 - 9                139,500         4.0             8       139,500             8
 9 - 10                242,418         5.0             9       242,418             9
 10 - 12               241,874         6.0            10       241,874            10
 12 - 14                 1,146         7.0            13         1,146            13
 14 - 15                11,370         5.5            14        11,370            14
 15 - 19               388,577         7.0            15       248,427            15
 19 - 20               434,865         8.0            19       134,185            19
    - 33               595,740         9.0            33            --            --
-------------------------------------------------------------------------------------
 $3 - 33             2,289,694         7.0           $18     1,251,197           $11
=====================================================================================

Restricted Performance Shares. A summary of the status of the Company's RPSs as of December 31, 1999, 1998, and 1997, and changes during the years ended on those dates, follows:

-------------------------------------------------------------------------------------
                                                    1999          1998          1997
-------------------------------------------------------------------------------------
Outstanding at beginning of year                 118,620       150,690       268,050
Granted                                           28,590        27,780        64,410
Exercised                                        (46,350)      (59,850)      (99,750)
Forfeited                                        (26,760)           --       (82,020)
-------------------------------------------------------------------------------------
Outstanding at end of year                        74,100       118,620       150,690
=====================================================================================

As of December 31, 1999, 1998, and 1997, the RPSs had a weighted-average contractual life of 1.2, 1.1, and 1.1 years, respectively. The Company expects that substantially all of the
RPSs outstanding at December 31, 1999 will eventually vest based on projected performance. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB
Opinion  No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock options. The compensation cost that has been charged against income for the Company's RPSs granted was $1.3 million, $1.9 million, and $2.6 million for 1999, 1998, and 1997, respectively.
There were no stock appreciation rights or incentive stock options granted in 1999, 1998, and 1997. The fair value of each non-qualified stock option grant is estimated on the date of the grant using the Modified Roll option pricing model (Roll-Geske
Model for calls on stock with dividends), with the following assumptions used for calculating weighted-average non-qualified stock option grants in 1999, 1998, and 1997:
-----------------------------------------------------------------------
                                      1999          1998          1997
-----------------------------------------------------------------------
Dividend yield                        1.89%         1.64%         1.14%
Expected volatility                  37.18         20.00         21.43
Risk-free interest rate               4.57          5.43          6.35
Expected lives                   6.0 years     6.0 years     6.0 years
=======================================================================

The weighted-average fair values of non-qualified stock options granted during 1999, 1998, and 1997, were $10.68, $8.37, and $4.64, respectively.

The fair value of each RPS is estimated on the date of the grant using the Modified Roll option-pricing model, with the following assumptions used for calculating weighted-average RPS grants in
1999, 1998, and 1997:
-----------------------------------------------------------------------
                                      1999          1998          1997
-----------------------------------------------------------------------
Dividend yield                        1.89%         1.64%         1.14%
Expected volatility                  37.18         20.00         21.43
Risk-free interest rate               4.57          5.35          6.35
Expected lives                   3.0 years     3.0 years     3.0 years
=======================================================================

The weighted-average fair values of the RPSs granted during 1999, 1998, and 1997 were $9.10, $5.69, and $3.15 respectively.

Had compensation cost for the company's 1995 and 1985 Stock Option Plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

-------------------------------------------------------------------------------------
                                                    1999          1998          1997
-------------------------------------------------------------------------------------
                                                (In thousands, except per share data)
Net income
    As reported                                  $76,088       $73,396       $48,116
    Pro forma                                     71,966        70,954        47,298
Weighted average shares (basic)                   38,588        41,797        43,040
Weighted average shares (diluted)                 39,194        42,524        43,827
Earnings per share
    As reported (basic)                            $1.97         $1.76         $1.12
    As reported (diluted)                           1.94          1.73          1.10
    Pro forma (basic)                               1.86          1.70          1.10
    Pro forma (diluted)                             1.84          1.67          1.08
=====================================================================================

A reconciliation of the diluted EPS computation to the amounts used in the basic EPS computation for the years ended December 31, is as follows:

-------------------------------------------------------------------------------------
1999
-------------------------------------------------------------------------------------
                                                     Net        Number     Per Share
                                                  Amount     of Shares        Amount
-------------------------------------------------------------------------------------
                                                (In thousands, except per share data)
Basic EPS:
    Income available to
        common shareholders                      $76,088        38,588         $1.97
Effect of dilutive securities:
    Stock options outstanding                         --           606            --
-------------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                              $76,088        39,194         $1.94
=====================================================================================

-------------------------------------------------------------------------------------
1998
-------------------------------------------------------------------------------------
                                                (In thousands, except per share data)
Basic EPS:
    Income available to
        common shareholders                      $73,396        41,797         $1.76
Effect of dilutive securities:
    Stock options outstanding                        ---           727           ---
-------------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                              $73,396        42,524         $1.73
=====================================================================================
-------------------------------------------------------------------------------------
1997
-------------------------------------------------------------------------------------
                                                (In thousands, except per share data)
Basic EPS:
    Income available to
        common shareholders                      $48,116        43,040         $1.12
Effect of dilutive securities:
    Stock options outstanding                        ---           787           ---
-------------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                              $48,116        43,827         $1.10
=====================================================================================

Shareholders have authorized two new classes of one million shares each, to be denominated "Class B Common Stock" and "Preferred Stock," respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 1999, no shares of Class B Common Stock or Preferred Stock had been issued.

In December 1986, the Company declared a dividend distribution of one common share purchase right (the "Right") for each outstanding share of common stock. The Rights, which have been amended and restated in 1989, 1992, 1995 and 1999, are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 10 percent or more of the Company's stock without the prior consent of the Board of Directors. If the Rights become exercisable, the holder may purchase one share of the Company's common stock for $75.00, subject to adjustment. In the event a person or a group has acquired, or obtained the right to acquire, beneficial ownership of securities having 10 percent or more of the voting power of all outstanding voting power of the Company, proper provision shall be made so that each holder of a right will, for a 60-day period thereafter, have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right, to the extent available, and then a common stock equivalent having a market value of two times the exercise price of the Right. Under certain circumstances, the Rights may be redeemed by the Company at $.001 per Right prior to becoming exercisable and in certain circumstances thereafter. The Rights will expire on the earliest of (I) December 31, 2004, (ii) consummation of a merger transaction meeting certain characteristics or (iii) redemption of the Rights by the Company.

Note 8: Risk-Based Capital

The Company and the Banks are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company's financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Banks maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines: Tier 1 capital includes common shareholders' equity and qualifying preferred stock less goodwill and other deductions including the unrealized net gains and losses, after taxes, of available-for-sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt issued by the Company and the allowance for loan losses, subject to limitations by the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to the different balance sheet and off-balance sheet assets, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

As of December 31, 1999, the Company and the Banks met all capital adequacy requirements to which they are subject.

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

The following table shows capital ratios for the Company and the Banks as of December 31, 1999 and 1998:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                                                        the FDICIA
                                                                          For Capital                Prompt Corrective
    1999                                         Actual                Adequacy Purposes             Action Provisions:
--------------------------------------------------------------------------------------------------------------------------------
                                               Amount        Ratio         Amount         Ratio           Amount        Ratio
--------------------------------------------------------------------------------------------------------------------------------

                                                                       (Dollars in thousands)
Total Capital (to risk-weighted assets)
    Consolidated Company                        $347,535         11.75%     $236,630            8.00%       $295,787      10.00%
    Westamerica Bank                             316,470         11.09%      228,264            8.00%        285,329      10.00%
    Bank of Lake County                            8,546         13.39%        5,106            8.00%          6,383      10.00%

Tier 1 Capital (to risk-weighted assets)
    Consolidated Company                         290,381          9.82%      118,315            4.00%        177,472       6.00%
    Westamerica Bank                             255,630          8.96%      114,132            4.00%        171,198       6.00%
    Bank of Lake County                            7,737         12.12%        2,553            4.00%          3,830       6.00%

Leverage Ratio *
    Consolidated Company                         290,381          7.48%      155,309            4.00%        194,136       5.00%
    Westamerica Bank                             255,630          6.79%      150,624            4.00%        188,281       5.00%
    Bank of Lake County                            7,737          8.61%        3,594            4.00%          4,492       5.00%
================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                                                        the FDICIA
                                                                          For Capital                Prompt Corrective
    1998                                         Actual                Adequacy Purposes             Action Provisions:
--------------------------------------------------------------------------------------------------------------------------------
                                               Amount        Ratio         Amount         Ratio           Amount        Ratio
--------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Total Capital (to risk-weighted assets)
    Consolidated Company                        $414,141         13.79%     $240,238            8.00%       $300,297      10.00%
    Westamerica Bank                             367,878         12.75%      230,737            8.00%        288,421      10.00%
    Bank of Lake County                            8,599         13.33%        5,162            8.00%          6,452      10.00%

Tier 1 Capital (to risk-weighted assets)
    Consolidated Company                         356,434         11.87%      120,119            4.00%        180,178       6.00%
    Westamerica Bank                             305,661         10.60%      115,369            4.00%        173,053       6.00%
    Bank of Lake County                            7,782         12.06%        2,581            4.00%          3,871       6.00%

Leverage Ratio *
    Consolidated Company                         356,434          9.39%      151,812            4.00%        189,765       5.00%
    Westamerica Bank                             305,661          8.32%      146,996            4.00%        183,745       5.00%
    Bank of Lake County                            7,782          8.59%        3,626            4.00%          4,532       5.00%
================================================================================================================================

 * The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio guideline is 3 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.


Note 9: Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts reported in the financial statements of existing assets and
liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Amounts for the current year are based upon estimates and assumptions as of the date of these financial statements and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1998 are primarily a result of adjustments to conform to tax returns as filed.
The components of the net deferred tax asset as of December 31 are as follows:
-----------------------------------------------------------------------
                                                    1999          1998
-----------------------------------------------------------------------
                                                     (In thousands)
Deferred tax asset
  Reserve for loan losses                        $21,066       $20,833
  State franchise taxes                            4,126         3,665
  Securities available for sale                    2,760            --
  Deferred compensation                            2,985         2,719
  Real estate owned                                  711         1,033
  Interest on non-accrual loans                      101           161
  Reserve for long-term lease commitments             --            62
  Other reserves                                     685           722
  Other                                            1,063         1,262
  Net operating loss carryforwards                    68           326
  General tax credit carryforwards                   215           215
-----------------------------------------------------------------------
      Subtotal deferred tax asset                 33,780        30,998
Valuation allowance                                   --            --
-----------------------------------------------------------------------
  Total deferred tax asset                        33,780        30,998
-----------------------------------------------------------------------
Deferred tax liability
  Net deferred loan costs                          2,228         2,849
  Fixed assets                                     1,745         1,992
  Securities available for sale                       --        15,164
  Intangible assets                                   19           363
  Leases                                           1,132         1,061
  Other                                              169           170
-----------------------------------------------------------------------
Total deferred tax liability                       5,293        21,599
-----------------------------------------------------------------------
Net deferred tax asset                           $28,487        $9,399
=======================================================================

The Company believes a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:
-----------------------------------------------------------------------
                                      1999          1998          1997
-----------------------------------------------------------------------
                                              (In thousands)
Current income tax expense:
  Federal                          $27,132       $26,530       $18,164
  State                             12,406        11,421         8,223
-----------------------------------------------------------------------
  Total current                     39,538        37,951        26,387
-----------------------------------------------------------------------
Deferred income tax (benefit) expense:
  Federal                             (819)         (184)         (594)
  State                               (346)          209           197
-----------------------------------------------------------------------
  Total deferred                    (1,165)           25          (397)
-----------------------------------------------------------------------
Provision for income taxes         $38,373       $37,976       $25,990
=======================================================================

The provision for income taxes differs from the provision
computed by applying the statutory federal income tax rate
to income before taxes, as follows:
-----------------------------------------------------------------------
                                      1999          1998          1997
-----------------------------------------------------------------------
                                              (In thousands)
Federal income taxes due at
  statutory rate                   $40,061       $38,980       $25,937
(Reductions) increases in income
  taxes resulting from:
    Interest on state and municipal
    securities not taxable for federal
    income tax purposes             (8,477)       (7,815)       (6,872)
  Reduction in the valuation
    allowance                           --            --          (486)
  State franchise taxes, net of
    federal income tax benefit       7,839         7,560         5,473
  Costs related to acquisitions         --            --         3,183
  Other                             (1,050)         (749)       (1,245)
-----------------------------------------------------------------------
Provision for income taxes         $38,373       $37,976       $25,990
=======================================================================

At December 31, 1999, the Company had the following net
operating loss and the general tax credit carryforwards for tax return purposes:
-----------------------------------------------------------------------
                                   Net
                               Operating Loss              Tax Credit
                                Carryforwards            Carryforwards
-----------------------------------------------------------------------
Expires December 31,                       (In thousands)
    2003                               $--                        $215
    2007                               181                          --
    2008                                14                          --
-----------------------------------------------------------------------
  Total                               $195                        $215
=======================================================================

Note 10: Fair Value of Financial Instruments

The fair value of financial instruments does not represent actual amounts that may be realized upon the sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented represent the Company's best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. Such financial instruments and their estimated fair values at December 31 were:

-------------------------------------------------------------------------------------
                                                                  1999          1998
-------------------------------------------------------------------------------------
                                                                  (In thousands)
Cash and cash equivalents                                     $255,738      $229,734
Money market assets                                                250           250
Interest and taxes receivable                                   56,948        54,773
Non-interest bearing and interest-bearing
  transaction and savings deposits                           2,238,060     2,346,562
Short-term borrowed funds                                      462,345       203,671
Interest payable                                                 7,596         6,970
=====================================================================================

The fair values at December 31 of the following financial
instruments were estimated using quoted market prices:
-------------------------------------------------------------------------------------
                                                                  1999          1998
-------------------------------------------------------------------------------------
                                                                  (In thousands)
Investment securities available for sale                      $982,337      $987,661
Investment securities held to maturity                         235,147       233,790
=====================================================================================

Loans were separated into two groups for valuation. Variable rate loans, except for those described below which reprice frequently with changes in market rates, were valued using historical data.
Fixed rate loans and variable rate loans that have reached their maximum rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the
$51.6 million allowance for loan losses in 1999 and $51.3 million in 1998 were applied against the estimated fair values to recognize future defaults of contractual cash flows. The estimated fair values of loans at December 31 were:
-------------------------------------------------------------------------------------
                                                                  1999          1998
-------------------------------------------------------------------------------------
                                                                (In thousands)
Loans                                                       $2,263,599    $2,254,747
=====================================================================================

The fair values of time deposits and notes and mortgages payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The estimated fair values at December 31 were:
-------------------------------------------------------------------------------------
                                                                  1998          1998
-------------------------------------------------------------------------------------
                                                                  (In thousands)
Time deposits                                                 $826,291      $844,080
Debt financing and notes payable                                41,500        47,500
=====================================================================================

The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower.


Note 11: Lease Commitments

Thirty-seven banking offices and a centralized administrative service center are owned and fifty-three banking offices are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.
Minimum future rental payments, net of sublease income, at December
31, 1999, are as follows:
-----------------------------------------------------------------------
                                                         (In thousands)
    2000                                                        $4,580
    2001                                                         3,882
    2002                                                         3,049
    2003                                                         2,295
    2004                                                         1,587
Thereafter                                                       3,490
-----------------------------------------------------------------------
Total minimum lease payments                                   $18,883
=======================================================================

Total rentals for premises and equipment, net of sublease income, included in non-interest expense were $5.4 million in 1999, $5.2 million in 1998 and $6.3 million in 1997.


Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company's normal credit policies and collateral requirements. Unfunded loan commitments were $336.7 million and $384.7 million at December 31, 1999 and 1998, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $13.8 million and $11.9 million at December 31, 1999 and 1998, respectively.

The Company, because of the nature of its business, is subject to various threatened or filed legal cases. The Company, based on the advice of legal counsel, does not expect such cases will have a material, adverse effect on its financial position or results of operations.


Note 13: Retirement Benefit Plans

The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to non-interest expense related to benefits provided by the Deferred Profit-Sharing Plan were $1.8 million in 1999. The costs charged to non-interest expense related to benefits provided by the Deferred Profit-Sharing Plan and the Retirement Plan were $1.6 million in 1998 and $1.0 million in 1997.

In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/Retirement Plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in 10 funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions charged to compensation expense were $1.7 million in 1999, $1.6 million in 1998 and $1.8 million in 1997.

The Company continues to use an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to employees electing early retirement, for the period from the date of retirement until age 65. The Company contributes an amount toward early retirees' insurance premiums which is determined at the time of early retirement. The Company reimburses Medicare Part B premiums for all retirees over age 65.

The following table sets forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the Post-retirement Benefit Plan and the change in the benefit obligation as of December 31:
-----------------------------------------------------------------------
                                                    1999          1998
=======================================================================
                                                     (In thousands)
Periodic cost:
Service cost                                        $160          $217
Interest cost                                        152           118
Amortization of unrecognized
  transition obligation                               61            61
-----------------------------------------------------------------------
Net periodic cost                                   $373          $396
=======================================================================

Change in benefit obligation:
Benefit obligation, beginning of year              2,534         2,355
Service cost                                         160           217
Interest cost                                        152           118
Benefits paid                                       (126)         (156)
-----------------------------------------------------------------------
Benefit obligation, end of year                   $2,720        $2,534
=======================================================================

Accumulated post-retirement benefit obligation
  attributable to:
    Retirees                                      $1,757        $1,574
    Fully eligible participants                      650           638
    Other                                            313           322
-----------------------------------------------------------------------
  Total                                            2,720         2,534
-----------------------------------------------------------------------
Fair value of plan assets                             --            --
-----------------------------------------------------------------------
Accumulated post-retirement benefit obligation
  in excess of plan assets                        $2,720        $2,534
=======================================================================
Comprised of:
  Unrecognized transition obligation              $1,102        $1,163
  Recognized post-retirement obligation            1,618         1,371
-----------------------------------------------------------------------
    Total                                         $2,720        $2,534
=======================================================================

The discount rate used in measuring the accumulated post-retirement benefit obligation was 6.0 percent and 5.0 percent at December 31, 1999 and 1998, respectively. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 4 percent for 2000 and beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change on the assumed health care cost trend rates would have the following effect on 1999 results:
-----------------------------------------------------------------------
                                                     One           One
                                              Percentage    Percentage
                                                   Point         Point
                                                Increase      Decrease
-----------------------------------------------------------------------
                                                      (In thousands)
Effect on total of service and
  interest cost components                          $168         ($138)
Effect on post-retirement benefit
  obligation                                         407          (332)
=======================================================================


Note 14: Related Party Transactions

Certain directors and executive officers of the Company
and/or its subsidiaries were loan customers of the Banks
during 1999 and 1998. All such loans were made in the
ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of
collectibility or present other unfavorable features.
The table below reflects information concerning loans to
certain directors and executive officers and/or family
members during 1999 and 1998:
-----------------------------------------------------------------------
                                                    1999          1998
-----------------------------------------------------------------------
                                                    (In thousands)
Beginning balance                                 $3,268        $2,489
Originations                                         836         1,350
Payoffs/principal payments                          (490)         (181)
Other changes *                                     (588)         (390)
-----------------------------------------------------------------------
At December 31,                                   $3,026        $3,268
=======================================================================
Percent of total loans outstanding                  0.13%         0.14%

* Other changes in 1999 and 1998 include loans to former directors and executive officers who are no longer related parties.

Note 15: Regulatory Matters

Payment of dividends to the Company by the Banks is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank (the largest subsidiary bank) sought and obtained approval to pay to the Company dividends of $56.2 million in excess of net profits. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 1999, $136.7 million was available for payment of dividends by the Company to its shareholders. The Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Banks' daily average on deposit at the Federal Reserve Bank was $30.1 million in 1999 and $25.8 million in 1998.


Note 16: Westamerica Bancorporation (Parent Company Only)

Statements of Income and Comprehensive Income

-----------------------------------------------------------------------------------------------------
For the years ended December 31,                                  1999          1998            1997
-----------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Dividends from subsidiaries                                   $129,003       $93,606         $41,538
Interest income                                                  1,545         1,731           1,903
Other income                                                     6,849         6,809           5,317
-----------------------------------------------------------------------------------------------------
  Total income                                                 137,397       102,146          48,758
-----------------------------------------------------------------------------------------------------
Interest on borrowings                                           1,613         1,620           1,624
Salaries and benefits                                            5,714         6,199           6,634
Other expense                                                    2,388         3,056           8,046
-----------------------------------------------------------------------------------------------------
  Total expenses                                                 9,715        10,875          16,304
-----------------------------------------------------------------------------------------------------
Income before taxes and equity in
  undistributed income of subsidiaries                         127,682        91,271          32,454
Income tax benefit                                               1,346         1,550           2,101
(Return of) equity in undistributed
  income of subsidiaries                                       (52,940)      (19,425)         13,561
-----------------------------------------------------------------------------------------------------
    Net income                                                 $76,088       $73,396         $48,116
=====================================================================================================
Comprehensive income, net:
  Change in unrealized gains on securities
    available for sale, net                                     (5,532)       (2,420)          7,619
-----------------------------------------------------------------------------------------------------
    Comprehensive income                                       $70,556       $70,976         $55,735
=====================================================================================================

Balance Sheets
-------------------------------------------------------------------------------------
December 31,                                                      1999          1998
-------------------------------------------------------------------------------------
                                                                  (In thousands)
Assets
Cash and cash equivalents                                      $17,529        $5,547
Money market assets and investment
  securities available for sale                                 12,082        22,431
Line of credit from subsidiaries                                 2,046         2,896
Investment in subsidiaries                                     274,725       346,839
Premises and equipment, net                                     15,985        16,592
Accounts receivable from subsidiaries                              549           340
Other assets                                                     5,958         6,581
-------------------------------------------------------------------------------------
  Total assets                                                $328,874      $401,226
=====================================================================================
Liabilities
Notes payable                                                  $22,500       $22,500
Other liabilities                                                5,782        10,130
-------------------------------------------------------------------------------------
  Total liabilities                                             28,282        32,630
Shareholders' equity                                           300,592       368,596
-------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                  $328,874      $401,226
=====================================================================================

Statements of Cash Flows

-----------------------------------------------------------------------------------------------------
For the years ended December 31,                                  1999          1998            1997
-----------------------------------------------------------------------------------------------------
                                                                            (In thousands)
Operating Activities
 Net income                                                    $76,088       $73,396         $48,116
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                   800           813             684
    Return of (equity in) undistributed
      income from affiliates                                    52,940        19,425         (13,561)
    (Increase) decrease in accounts
      receivable from affiliates                                  (209)          913            (906)
    Decrease in other assets                                        67         1,544             405
    Increase (decrease) in other liabilities                     2,027            40            (885)
    Gain on sales of assets                                     (3,203)       (3,216)         (1,756)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                      128,510        92,915          32,097

Investing Activities
  Purchases of premises and equipment                             (193)         (262)         (1,505)
  Net change in loan balances                                      850           880          (3,776)
  Investment in subsidiaries                                        --          (500)             --
  Purchase of investment securities available for sale              --            --              --
  Proceeds from sale of other assets                             4,006         3,792           2,260
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              4,663         3,910          (3,021)

Financing Activities
  Net (reductions) additions in notes payable                       --            --            (677)
  Exercise of stock options/issuance of shares                   4,617         5,513          16,853
  Retirement of common stock including repurchases            (100,227)     (104,824)        (35,594)
  Dividends                                                    (25,581)      (21,864)        (13,406)
-----------------------------------------------------------------------------------------------------
Net cash used in financing activities                         (121,191)     (121,175)        (32,824)
-----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                                          11,982       (24,350)         (3,748)
Cash and cash equivalents at beginning of year                   5,547        29,897          33,645
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $17,529        $5,547         $29,897
=====================================================================================================
Supplemental disclosure:
  Unrealized (loss) gain on securities
    available for sale, net                                   ($24,705)       $2,261         $11,904

Note 17: Quarterly Financial Information (Unaudited)

---------------------------------------------------------------------------------------------------------------------

                                                             March 31,      June 30,   September 30,    December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands, except per share data and
                                                                          price range of common stock)
1999
Interest income                                                $63,634       $64,009         $64,899         $65,114
Net interest income                                             44,684        44,649          45,103          44,764
Provision for loan losses                                        1,195         1,195           1,195           1,195
Non-interest income                                              9,147         9,640           9,941          11,446
Non-interest expense                                            24,973        24,728          24,758          25,674
Income before taxes                                             27,663        28,367          29,090          29,341
Net income                                                      18,405        18,869          19,288          19,526
Basic earnings per share                                          0.47          0.48            0.50            0.52
Diluted earnings per share                                        0.46          0.47            0.50            0.51
Dividends paid per share                                          0.16          0.16            0.16            0.18
Price range, common stock                                  31.63-37.50   30.00-37.13     28.94-36.50     26.63-35.13
---------------------------------------------------------------------------------------------------------------------

1998
Interest income                                                $66,654       $66,994         $67,457         $65,715
Net interest income                                             44,927        44,644          45,010          45,574
Provision for loan losses                                        1,395         1,395           1,195           1,195
Non-interest income                                              8,986         9,584           9,451           9,784
Non-interest expense                                            25,340        25,359          25,153          25,556
Income before taxes                                             27,178        27,474          28,113          28,607
Net income                                                      18,096        18,102          18,436          18,762
Basic earnings per share                                          0.42          0.43            0.44            0.47
Diluted earnings per share                                        0.41          0.42            0.44            0.46
Dividends paid per share                                          0.12          0.12            0.14            0.14
Price range, common stock                                  30.67-35.25   28.50-36.38     23.63-33.63     23.88-37.25
---------------------------------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Westamerica
Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/KPMG LLP
-----------
KPMG LLP

San Francisco, California
January 18, 2000

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

Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the consolidated financial statements, and that assets are safeguarded from unauthorized use or loss. This system includes extensive written policies and operating procedures and a comprehensive internal audit function, and is supported by the careful selection and training of staff, an organizational structure providing for division of responsibility, and a Code of Ethics covering standards of personal and business conduct. Management believes that, as of December 31, 1999, the Corporation's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements and related financial information contained in the annual report.

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

ITEM 9. Changes in and Disagreements on Accounting and
Financial Disclosure

Not applicable



PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information regarding directors of the registrant required by this Item 10 is incorporated herein by reference from the "Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance" sections on Pages 2,3 and 6 of the Company's Proxy Statement dated March 20, 2000, which has been filed with the Commission pursuant Regulation 14A.

Executive Officers

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
                    Vice President and manager of the
                    Operations and Systems Administration
                    of Westamerica Bank.



ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the "Executive Compensation" and "Other Arrangements" sections on Pages 7 through 10 of the Company's Proxy Statement dated March 20, 2000, which has been filed with the Commission pursuant to Regulation 14A.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference from the "Security Ownership of Certain Beneficial Owners and Management" section on Pages 5 and 6 of the Company's Proxy Statement dated March 20, 2000, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference from the "Certain Information About the Board of Directors and Certain Committees of the Board - Indebtedness of Directors and Management" section on Page 5 of the Company's Proxy Statement dated March 20, 2000, which has been filed with the Commission pursuant to Regulation 14A.

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

         2(b) Agreement and Plan of Reorganization and Merger, dated March 14, 2000, by and among Westamerica Bancorporation, Westamerica Bank and First Counties Bank, incorporated herein by reference to Exhibit 2 of Registrant's Form 8-K filed with the Securities and Exchange Commission on March 17, 2000.

         3(a) Restated Articles of Incorporation (composite copy), incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

         3(b)       By-laws, as amended (composite copy).

         4(a) Amended and Restated Rights Agreement dated November 19, 1999, incorporated herein by reference to Exhibit 99 to the Registrant's Form 8-A/A, Amendment No. 3, filed with the Securities and Exchange Commission on November 19, 1999.

         10(a)* 1995 Stock Option Plan, incorporated herein by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 6, 1995.

         10(b)* Employment Agreement with E. Joseph Bowler dated January 7, 1987, incorporated herein by reference to
                    Exhibit 10  to the Registrant's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

         10(c)* Employment Agreement with Robert W. Entwisle dated January 7, 1987, incorporated herein by reference to
                    Exhibit 10  to the Registrant's Annual Report on
                    Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

         10(d) Senior Note Agreement of Westamerica Bancorporation dated February 1, 1996, of $22,000,000 at 7.11 percent incorporated herein by reference to Exhibit 10-j of Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on May 1, 1996.

         10(e)* Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998.

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

(b) 1.   Report on Form 8-K
         On November 1, 1999, the Company filed a Report on Form 8-K announcing the Board of Directors' approval of an amendment of and Restatement of the Company's Shareholder Rights Plan, as amended, dated March 23, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAMERICA BANCORPORATION


/s/ Dennis R. Hansen                  /s/ Jennifer J. Finger
--------------------                  ----------------------
Dennis R. Hansen                      Jennifer J. Finger
Senior Vice President                 Senior Vice President and
and Controller                        Chief Financial Officer
Principal Accounting Officer


Date: March 20, 2000

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                    Title                         Date
---------                    -----                         ----


/s/ David L. Payne           Chairman of the Board         March 23, 2000
---------------------------- and Director, President
David L. Payne               and Chief Executive Officer

/s/ E. Joseph Bowler         Senior Vice President         March 23, 2000
---------------------------- and Treasurer
E. Joseph Bowler

/s/ Etta Allen               Director                      March 23, 2000
----------------------------
Etta Allen

/s/ Louis E. Bartolini       Director                      March 23, 2000
----------------------------
Louis E. Bartolini

/s/ Don Emerson              Director                      March 23, 2000
----------------------------
Don Emerson

/s/ Louis H. Herwaldt        Director                      March 23, 2000
----------------------------
Louis H. Herwaldt

/s/ Arthur C. Latno          Director                      March 23, 2000
----------------------------
Arthur C. Latno

/s/ Patrick D. Lynch         Director                      March 23, 2000
----------------------------
Patrick D. Lynch

/s/ Catherine Cope MacMillan Director                      March 23, 2000
----------------------------
Catherine Cope MacMillan

/s/ Patrick J. Mon Pere      Director                      March 23, 2000
----------------------------
Patrick J. Mon Pere

/s/ Ronald A. Nelson         Director                      March 23, 2000
----------------------------
Ronald A. Nelson

/s/ Carl Otto                Director                      March 23, 2000
----------------------------
Carl Otto

/s/ Michael J. Ryan, Jr.     Director                      March 23, 2000
----------------------------
Michael J. Ryan, Jr.

/s/ Edward B. Sylvester      Director                      March 23, 2000
----------------------------
Edward B. Sylvester