Form 10-Q
period 2000-03-31
WESTAMERICA BANCORPORATION
filed 2000-05-10
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2000

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

Title of Class

Common Stock,
No Par Value

Shares outstanding as of May 1, 2000

36,273,615

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

--------------------------------------------------------------------------------------
                                                        (Unaudited)
                                                        At March 31,  At December 31,
                                                   2000          1999            1999
--------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                    $206,226      $194,609        $255,738
  Money market assets                               250           250             250
  Investment securities available for sale      976,020       996,076         982,337
  Investment securities held to maturity,
    with market values of:
       $234,735 at March 31, 2000
       $241,281 at March 31, 1999
       $235,147 at December 31, 1999            237,156       235,527         237,154
  Loans, gross, net of allowance for
      loan losses of:
        $51,990 at March 31, 2000
        $51,703 at March 31, 1999
        $51,574 at December 31, 1999          2,259,276     2,236,982       2,269,272

  Other real estate owned                         2,908         3,862           3,269
  Premises and equipment, net                    43,320        45,305          44,016
  Interest receivable and other assets          103,999       114,466         101,151
--------------------------------------------------------------------------------------
       Total assets                          $3,829,155    $3,827,077      $3,893,187
======================================================================================

LIABILITIES
  Deposits:
    Non-interest bearing                       $932,675      $801,035         911,556
    Interest bearing:
      Transaction                               510,557       565,040         485,860
      Savings                                   844,498       874,909         840,644
      Time                                      831,282       855,777         827,284
--------------------------------------------------------------------------------------
      Total deposits                          3,119,012     3,096,761       3,065,344
  Short-term borrowed funds                     352,447       265,656         462,345
  Liability for interest, taxes and
    other expenses                               26,702        59,851          23,406
  Notes payable                                  38,036        47,600          41,500
--------------------------------------------------------------------------------------
        Total liabilities                     3,536,197     3,469,868       3,592,595
--------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Authorized -
       150,000 shares of common stock
  Issued and outstanding:
         36,412 at March 31, 2000
         39,313 at March 31, 1999
         37,125 at December 31, 1999            183,039       196,915         186,435
  Accumulated other comprehensive income:
     Unrealized (loss) gain on securities
       available for sale                        (6,585)       16,065          (4,521)
  Retained earnings                             116,504       144,229         118,678
--------------------------------------------------------------------------------------
        Total shareholders' equity              292,958       357,209         300,592
--------------------------------------------------------------------------------------
       Total liabilities and
         shareholders' equity                $3,829,155    $3,827,077      $3,893,187
======================================================================================

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
---------------------------------------------------------------------------
                                                         (Unaudited)
                                                     Three months ended
                                                          March 31,
                                                    2000              1999
---------------------------------------------------------------------------
INTEREST INCOME
Loans                                            $47,227           $46,239
Money market assets and funds sold                     4                --
Investment securities available for sale
   Taxable                                        11,649            11,499
   Tax-exempt                                      2,852             2,514
Investment securities held to maturity
   Taxable                                         1,245             1,431
   Tax-exempt                                      2,069             1,951
---------------------------------------------------------------------------
    Total interest income                         65,046            63,634

INTEREST EXPENSE
Transaction deposits                                 916               949
Savings deposits                                   4,503             5,052
Time deposits                                     10,450             9,461
Funds purchased                                    4,509             2,659
Debt financing and notes payable                     692               829
---------------------------------------------------------------------------
    Total interest expense                        21,070            18,950
---------------------------------------------------------------------------
NET INTEREST INCOME                               43,976            44,684

Provision for loan losses                            945             1,195
---------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        43,031            43,489

NON-INTEREST INCOME
Service charges on deposit accounts                5,221             4,805
Merchant credit card                                 939               844
Financial services commissions                       413               565
Mortgage banking                                     210               232
Trust fees                                           162               173
Other                                              3,010             2,528
---------------------------------------------------------------------------
    Total non-interest income                      9,955             9,147

NON-INTEREST EXPENSE
Salaries and related benefits                     12,337            12,918
Occupancy                                          3,059             2,942
Equipment                                          1,621             1,741
Data processing                                    1,542             1,464
Professional fees                                    360               413
Other real estate owned                               29                34
Other                                              5,474             5,461
---------------------------------------------------------------------------
    Total non-interest expense                    24,422            24,973
---------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                        28,564            27,663
 Provision for income taxes                        9,338             9,258
---------------------------------------------------------------------------
NET INCOME                                       $19,226           $18,405
===========================================================================
Comprehensive income:
  Unrealized loss on securities
     available for sale, net                      (2,064)           (4,119)
COMPREHENSIVE INCOME                             $17,162           $14,286
===========================================================================
Average shares outstanding                        36,625            39,632
Diluted average shares outstanding                37,058            40,272

PER SHARE DATA
Basic earnings                                     $0.52             $0.46
Diluted earnings                                    0.52              0.46
Dividends paid                                      0.18              0.16

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

--------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                      For the three months
                                                                        ended March 31,
                                                                    2000               1999
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                       $19,226            $18,405
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                    1,918              2,066
  Loan loss provision                                                945              1,195
  Amortization of deferred net loan (cost)/fees                      138                568
  Decrease (increase) in interest income receivable                   61               (552)
  (Increase) decrease in other assets                             (3,532)               107
  Increase in income taxes payable                                 9,338              7,564
  Increase (decrease) in interest expense payable                    170               (390)
  (Decrease) increase in other liabilities                        (4,791)             8,208
  Write down/(gain on sales) of equipment                             21                (46)
  Originations of loans for resale                                (1,021)            (7,554)
  Proceeds from sale of loans originated for resale                1,021              7,228
  Net gain on sale of property acquired
       in satisfaction of debt                                      (135)              (105)
  Write down on property
    acquired in satisfaction of debt                                   2                 --
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                         23,361             36,694
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net repayments of loans                                            8,627              7,916
Purchases of investment securities available for sale            (22,626)          (116,585)
Purchases of investment securities held to maturity               (1,751)           (14,158)
Purchases of property, plant and equipment                          (563)              (707)
Proceeds from maturity of securities available for sale           24,962            100,879
Proceeds from maturity of securities held to maturity              1,749              5,624
Proceeds from sale of securities available for sale                  419                182
Proceeds from sale of property and equipment                          20                 46
Proceeds from property acquired in satisfaction
   of debt                                                           780                816
--------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               11,617            (15,987)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                               53,668            (92,244)
Net (decrease) increase in short-term borrowings                (109,898)            61,985
(Repayments) additions to notes payable                           (3,464)               100
Exercise of stock options/issuance of shares                         355              5,378
Retirement of stock                                              (18,538)           (24,675)
Dividends paid                                                    (6,613)            (6,376)
--------------------------------------------------------------------------------------------
Net cash used in financing activities                            (84,490)           (55,832)
--------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (49,512)           (35,125)

Cash and cash equivalents at beginning of period                 255,738            229,734
--------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $206,226           $194,609
============================================================================================
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned                      $286               $258
  Depreciation of fixed assets charged against reserves               --                 37

Supplemental disclosure of cash flow activity:
  Unrealized (loss) gain on securities available for sale         (2,064)            (4,119)
  Interest paid for the period                                    20,900             19,340

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. The forward-looking statements involve risks and uncertainties which include, but are not limited to, changes in general economic conditions; competitive conditions in the geographic and business areas in which the Company conducts its operations; regulatory or tax changes that affect the cost of or demand for the Company's products; the resolution of legal proceedings and related matters. The reader is directed to Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1999, particularly the section entitled "Cautionary Statement," for the purpose of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 for a discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.
For further information on the subject, please refer to the "Forward-Looking Statement Disclosure" section of this report.

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County, Community Banker Services Corporation and Westamerica Commercial Credit Inc., reported first quarter 2000 net income of $19.2 million or $.52 diluted earnings per share. These results compare to net income of $18.4 million or $.46 diluted earnings per share and $19.5 million or $.51 diluted earnings per share, respectively, for the first and fourth quarters of 1999.

Following is a summary of the components of net income for
the periods indicated:
-------------------------------------------------------------------------
                                              For the three months ended
                                              March 31,     December 31,
                                       --------------------  ------------
(In millions)                           2000          1999          1999
-------------------------------------------------------------------------
Net interest income*                   $47.4         $47.6         $48.1
Provision for loan losses               (0.9)         (1.2)         (1.2)
Non-interest income                     10.0           9.1          11.4
Non-interest expense                   (24.4)        (25.0)        (25.7)
Provision for income taxes*            (12.9)        (12.1)        (13.1)
-------------------------------------------------------------------------
Net income                             $19.2         $18.4         $19.5
=========================================================================

Average total assets                $3,822.6      $3,774.5      $3,882.7
Net income (annualized) as
  a percentage of average
  total assets                          2.02%         1.98%         2.00%
=========================================================================
* Fully taxable equivalent basis (FTE)

During the first three months of 2000, the Company's net income was $19.2 million, $800 thousand higher than the same period in 1999. Improvements in non-interest income, reduced operating costs and a lower loan loss provision from continued improvements in credit quality were partially offset by lower net interest income, mainly resulting from increased cost of funds in connection with increases in higher-costing short-term borrowings, partially offset by higher earning-asset volume and yields. Completing the change, the provision for income taxes was higher than in the first quarter of 1999 primarily as a result of higher pretax earnings.
Comparing the first quarter of 2000 to the prior quarter, net income decreased $300 thousand. Included in this change is lower service and fee income and reduced net interest income, principally due to lower earning-asset average balances and lower low-cost deposits resulting in higher cost of funds, partially offset by higher earning-asset yields. Partially offsetting these changes, non-interest expense was lower than the prior quarter and so were the provisions for loan losses and income taxes.


Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:
-------------------------------------------------------------------------
                                              For the three months ended
                                              March 31,     December 31,
-------------------------------------------------------------------------
(In millions)                           2000          1999          1999
-------------------------------------------------------------------------
Interest income                        $65.1         $63.6         $65.1
Interest expense                       (21.1)        (18.9)        (20.3)
FTE adjustment                           3.4           2.9           3.3
-------------------------------------------------------------------------
  Net interest income (FTE)            $47.4         $47.6         $48.1
=========================================================================
Average earning assets              $3,524.3      $3,463.0      $3,555.2
Net interest margin (FTE)               5.39%         5.53%         5.39%
=========================================================================

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2000 decreased $208 thousand from the same period in 1999 to $47.4 million. Comparing the first quarter of 2000 with the previous quarter, net interest income
(FTE) decreased $728 thousand.

Interest Income
During the first quarter of 2000 interest income (FTE) increased $1.9 million from the same period in 1999. Higher earning-asset yields and average balances were the primary reasons for the change. Loan yields increased 9 basis points from prior year, mostly in categories where loans are tied to the prime rate which, on average rose 91 basis points from the first quarter of 1999. In addition, following market trends, investment securities yields rose 4 basis points from 1999. Adding to the favorable impact of higher yields, average earning-asset balances increased $61.4 million from the first quarter of 1999, as loans and investments increased $20.4 million and $41.0 million, respectively. The increase in loan balances was mainly concentrated in the sought-after indirect lending and commercial loans with real estate collateral categories, partially offset by decreases in commercial, real estate residential and direct consumer loans. The increase in the investment securities portfolio is the result of increases in U.S. Agency and tax-free securities, combined with balance runoffs in U.S Treasury and asset-backed securities and collateralized mortgage obligations.
Comparing the first quarter of 2000 with the fourth quarter of 1999, interest income (FTE) remained at $68.4 million. The effect of a 13 basis point increase in average yields was partially offset by a $30.9 million seasonal reduction in earning-assets average balances, accounting for the quarter-to-quarter change. The increase in average yields reflect market trends, as does an increase of 32 basis points in the Company's index rate. Lower earning-asset average balances were comprised of a $18.2 million decrease in investment securities, particularly asset-backed and U.S Treasury securities, and a $12.7 million decrease in loans, for the most part in the commercial category, partially offset by an increase in indirect dealer paper. All categories of loan yields increased from prior quarter for a combined total of 15 basis points; investment yields increased by 7 basis points from the same period mainly in the tax-free, participation certificates and U.S. Treasury securities categories.

Interest Expense
For the first quarter of 2000 interest expense was $2.12 million higher than the first quarter of 1999. Following a general increase in rates paid on deposits and borrowed funds reflective of a general increase market rates, total interest-bearing liability rates increased 33 basis points from the first quarter of 1999. The adverse effect on net interest income of interest-bearing liabilities rate increases was partially offset by a $26.1 million reduction in the corresponding average balances, including a reduction of $129.8 million in deposits, and reductions in debt financing and long-term debt of $5.0 million and $3.4 million, respectively, partially offset by an increase of $112.1 million in short-term borrowed funds. In addition, interest-free demand deposits increased $121.4 million from the first quarter of 1999, which includes the transfer, during the third quarter of 1999, of certain interest-bearing transaction deposits into the non-interest bearing category.
Interest expense increased $721 thousand from the fourth quarter of 1999, as an increase of 17 basis points on the rates paid on interest-bearing liabilities and a $36.3 million decrease in demand deposit average balances were partially offset by a $13.0 million decrease in interest-bearing liability average balances. Reflecting market conditions, rates paid increased in almost all categories of interest-bearing liabilities, with the exception of long-term certificates of deposits and core savings and money market saving deposits. There were no significant changes to the average balance of short-term borrowed funds and the average balance of long-term debt decreased $2.3 million from the previous quarter.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts minimizing the effect of adverse cyclical quarterly trends.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:
-------------------------------------------------------------------------
                                              For the three months ended
                                              March 31,     December 31,
-------------------------------------------------------------------------
                                        2000          1999          1999
-------------------------------------------------------------------------
Yield on earning assets                 7.79%         7.75%         7.66%
Rate paid on interest-bearing
  liabilities                           3.28%         2.95%         3.12%
-------------------------------------------------------------------------
  Net interest spread                   4.51%         4.80%         4.54%

Impact of all other net
  non-interest bearing funds            0.88%         0.73%         0.85%
-------------------------------------------------------------------------
    Net interest margin                 5.39%         5.53%         5.39%
=========================================================================

During the first quarter of 2000, the Company's net interest margin was 14 basis points lower than the first quarter of 1999, as the unfavorable impact of an increase in the cost of funds, triggered by rising market rates, was partially offset by the effect of a moderate increase of 4 basis points in earning-asset yields. Further reducing the combined 29 basis points decrease in net interest spread from the first quarter of 1999, the net interest margin was favorably impacted by the effect of a 15 basis points increase resulting from higher volume of net non-interest bearing funds.
This change reflects mostly a $121.4 million increase in interest-free demand deposit accounts, partially offset by the effect of the Company's share repurchase programs, which more than offset the capital contributions originated from higher net income, resulting in a $47.5 million decrease in average equity capital from the first quarter of 1999.
The net interest margin remained unchanged from the prior quarter as the effects of a more rapid rise in the cost of funds than the yield on earning assets - a 16 basis points increase in the rates paid on interest-bearing liabilities was partially offset by a 13 basis points increase in earning-asset yields - was offset by a 3 basis points increase primarily due to the favorable impact of higher market rates on net non-interest bearing fund average balances.


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

Distribution of assets, liabilities and shareholders' equity:

-------------------------------------------------------------------------------------
                                                     For the three months ended
                                                          March 31, 2000
-------------------------------------------------------------------------------------
                                                                Interest       Rates
                                                   Average       income/     earned/
(Dollars in thousands)                             balance       expense        paid
-------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                    $466            $4        3.45 %
Investment securities:
  Available for sale
    Taxable                                        767,670        11,649        6.10
    Tax-exempt                                     220,651         4,192        7.64
  Held to maturity
    Taxable                                         81,845         1,245        6.12
    Tax-exempt                                     155,260         3,035        7.86
Loans:
  Commercial                                     1,483,244        32,043        8.69
  Real estate construction                          46,779         1,321       11.36
  Real estate residential                          335,441         5,779        6.93
  Consumer                                         432,993         9,166        8.51
-------------------------------------------------------------------------
Earning assets                                   3,524,349        68,434        7.79

Other assets                                       298,242
-----------------------------------------------------------
    Total assets                                $3,822,591
===========================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                     $916,153           $--          -- %
  Savings and interest-bearing
    transaction                                  1,326,499         5,419        1.64
  Time less than $100,000                          392,218         4,610        4.73
  Time $100,000 or more                            451,539         5,840        5.20
-------------------------------------------------------------------------
    Total interest-bearing deposits              2,170,256        15,869        2.94
Funds purchased                                    369,959         4,509        4.90
Debt financing and notes payable                    39,174           692        7.11
-------------------------------------------------------------------------
  Total interest-bearing liabilities             2,579,389        21,070        3.28
Other liabilities                                   31,689
Shareholders' equity                               295,360
-----------------------------------------------------------
  Total liabilities and
       shareholders' equity                     $3,822,591
===========================================================
Net interest spread (1)                                                         4.51 %
Net interest income and interest margin (2)                      $47,364        5.39 %
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

Distribution of assets, liabilities and shareholders' equity:

-------------------------------------------------------------------------------------
                                                     For the three months ended
                                                          March 31, 1999
-------------------------------------------------------------------------------------
                                                                Interest       Rates
                                                   Average       income/     earned/
(Dollars in thousands)                             balance       expense        paid
-------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                    $250           $--          -- %
Investment securities:
  Available for sale
    Taxable                                        758,674        11,499        6.15
    Tax-exempt                                     191,536         3,593        7.61
  Held to maturity
    Taxable                                         88,839         1,431        6.53
    Tax-exempt                                     145,579         2,776        7.73
Loans:
  Commercial                                     1,472,275        31,055        8.55
  Real estate construction                          56,140         1,489       10.76
  Real estate residential                          373,006         6,517        7.09
  Consumer                                         376,680         8,162        8.79
-------------------------------------------------------------------------
Earning assets                                   3,462,979        66,522        7.75

Other assets                                       311,487
-----------------------------------------------------------
    Total assets                                $3,774,466
===========================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                     $794,758           $--          -- %
  Savings and interest-bearing
    transaction                                  1,450,817         6,001        1.68
  Time less than $100,000                          423,983         4,727        4.52
  Time $100,000 or more                            425,325         4,734        4.51
-------------------------------------------------------------------------
    Total interest-bearing deposits              2,300,125        15,462        2.73
Funds purchased                                    257,855         2,659        4.18
Debt financing and notes payable                    47,545           829        7.07
-------------------------------------------------------------------------
  Total interest-bearing liabilities             2,605,525        18,950        2.95
Other liabilities                                   31,314
Shareholders' equity                               342,869
-----------------------------------------------------------
  Total liabilities and
       shareholders' equity                     $3,774,466
===========================================================
Net interest spread (1)                                                         4.80 %
Net interest income and interest margin (2)                      $47,572        5.53 %
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

Distribution of assets, liabilities and shareholders' equity:

-------------------------------------------------------------------------------------
                                                    For the three months ended
                                                        December 31, 1999
-------------------------------------------------------------------------------------
                                                                Interest       Rates
                                                   Average       income/     earned/
(Dollars in thousands)                             balance       expense        paid
-------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                    $421            $4        3.64 %
Investment securities:
  Available for sale
    Taxable                                        782,564        11,852        6.01
    Tax-exempt                                     219,997         4,089        7.37
  Held to maturity
    Taxable                                         83,653         1,265        6.00
    Tax-exempt                                     157,418         3,039        7.66
Loans:
  Commercial                                     1,501,453        31,938        8.44
  Real estate construction                          51,534         1,455       11.20
  Real estate residential                          339,287         5,815        6.80
  Consumer                                         418,912         8,984        8.51
-------------------------------------------------------------------------
Earning assets                                   3,555,239        68,441        7.66

Other assets                                       327,486
-----------------------------------------------------------
    Total assets                                $3,882,725
===========================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                     $952,423           $--          -- %
  Savings and interest-bearing
    transaction                                  1,357,554         5,751        1.68
  Time less than $100,000                          397,765         4,483        4.47
  Time $100,000 or more                            422,705         5,024        4.71
-------------------------------------------------------------------------
    Total interest-bearing deposits              2,178,024        15,258        2.78
Funds purchased                                    369,528         4,299        4.62
Debt financing and notes payable                    44,833           793        7.02
-------------------------------------------------------------------------
  Total interest-bearing liabilities             2,592,385        20,350        3.12
Other liabilities                                   31,678
Shareholders' equity                               306,239
-----------------------------------------------------------
  Total liabilities and
       shareholders' equity                     $3,882,725
===========================================================
Net interest spread (1)                                                         4.54 %
Net interest income and interest margin (2)                      $48,091        5.39 %
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

-------------------------------------------------------------------------------------
                                                        Three months ended
                                                          March 31, 2000
                                                     compared with three months
                                                         ended March 31, 1999
-------------------------------------------------------------------------------------
(In thousands)                                      Volume          Rate       Total
-------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:

  Money market assets and funds sold                    $4            $0          $4
  Investment securities:
    Available for sale
      Taxable                                          375          (225)        150
      Tax-exempt                                       582            17         599
    Held to maturity
      Taxable                                         (103)          (83)       (186)
      Tax-exempt                                       207            52         259
  Loans:
    Commercial                                         318           670         988
    Real estate construction                          (253)           85        (168)
    Real estate residential                           (605)         (133)       (738)
    Consumer                                         1,268          (264)      1,004
-------------------------------------------------------------------------------------
      Total increase
            in loans                                   728           358       1,086
-------------------------------------------------------------------------------------
    Total increase in
        interest and fee income                      1,793           119       1,912
-------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                          (470)         (112)       (582)
    Time less than $ 100,000                          (298)          181        (117)
    Time $ 100,000 or more                             318           788       1,106
-------------------------------------------------------------------------------------
      Total (decrease) increase in
        interest-bearing deposits                     (450)          857         407
  Funds purchased                                    1,325           525       1,850
  Debt financing and notes payable                    (141)            4        (137)
-------------------------------------------------------------------------------------
    Total increase in
          interest expense                             734         1,386       2,120
-------------------------------------------------------------------------------------
   Increase (decrease) in net
        interest income                             $1,059       ($1,267)      ($208)
=====================================================================================

Rate and volume variances.

-------------------------------------------------------------------------------------
                                                          Three months ended
                                                            March 31, 2000
                                                      compared with three months
                                                       ended December 31, 1999
-------------------------------------------------------------------------------------
(In thousands)                                      Volume          Rate       Total
-------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:

  Money market assets and funds sold                   $--           $--         $--
  Investment securities:
    Available for sale
      Taxable                                       (1,181)          978        (203)
      Tax-exempt                                         8            95         103
    Held to maturity
      Taxable                                         (235)          215         (20)
      Tax-exempt                                         4            (8)         (4)
  Loans:
    Commercial                                         (73)          178         105
    Real estate construction                          (158)           24        (134)
    Real estate residential                             53           (89)        (36)
    Consumer                                           178             4         182
-------------------------------------------------------------------------------------
      Total increase
            in loans                                     0           117         117
-------------------------------------------------------------------------------------
    Total (decrease) increase in
       interest and fee income                      (1,404)        1,397          (7)
-------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                          (168)         (164)       (332)
    Time less than $ 100,000                           (41)          168         127
    Time $ 100,000 or more                             325           492         817
-------------------------------------------------------------------------------------
     Total increase in
           interest-bearing deposits                   116           496         612
  Funds purchased                                        5           205         210
  Debt financing and notes payable                    (112)           11        (101)
-------------------------------------------------------------------------------------
     Total increase in
           interest expense                              9           712         721
-------------------------------------------------------------------------------------
   (Decrease) increase in net
        interest income                            ($1,413)         $685       ($728)
=====================================================================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $945 thousand for loan losses in the first quarter of 2000, $250 thousand lower than the same period of 1999 and from the previous quarter. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.
-------------------------------------------------------------------------
                                             For the three months ended
                                             March 31,      December 31,
-------------------------------------------------------------------------
(In millions)                           2000          1999          1999
-------------------------------------------------------------------------
Service charges on deposit
  accounts                             $5.22         $4.81         $5.42
Merchant credit card                    0.94          0.84          0.96
Financial services
  commissions                           0.41          0.57          0.47
Mortgage banking income                 0.21          0.23          0.22
Trust fees                              0.16          0.17          0.20
Other non-interest income               3.02          2.53          4.18
-------------------------------------------------------------------------
  Total                                $9.96         $9.15        $11.45
=========================================================================

The $810 thousand increase in non-interest income during the first quarter of 2000 compared to the first quarter of 1999, was comprised primarily of $410 thousand higher service charges on deposit accounts including higher overdraft and returned item charges primarily due to the effect of a program implemented in the third quarter of 1999 through which charges escalate following a tiered system based on number of occurrences; and $100 thousand higher merchant credit card income primarily due to an 8 percent increase in sales volume and fee repricing. In addition, included in the $490 thousand increase in Other non-interest income, are $200 thousand realized through new product offerings (debit card), and higher safe deposit box fee income, increased fees from issuing official checks and higher settlement fees from ATM network servicers, $104 thousand, $65 thousand and $61 thousand, respectively. Partially offsetting these changes, financial services commissions were $160 thousand lower than the first quarter of 1999 due to lower sales volumes, and mortgage banking income was $20 thousand lower from the comparable period in the prior year mainly due to lower fees from originations of resalable loans, partially offset by higher net gains from loans sold in the secondary market.

Comparing the first three months of 2000 to the fourth quarter of 1999, non-interest income decreased $1.49 million. The largest contributors to this change are included in the Other non-interest income category, as follows: a litigation settlement for $1.5 million recognized in the fourth quarter of 1999 was partially offset by $111 thousand higher gains on sales of properties acquired in satisfaction of debt and higher safe deposit box income and fees resulting from sales of official checks recorded in the first quarter of 2000. In addition, service charges on deposit accounts were $200 thousand lower than the prior quarter primarily from reduced overdraft and returned items fees due to lower seasonal volume following year-end spending patterns and lower account analysis charges; financial services commissions were $60 thousand lower due to reduced sales volume, and trust fees were $40 thousand lower than the fourth quarter of 1999 primarily due higher annual fees recognized at year-end. Completing the change from prior quarter, merchant credit card and mortgage banking income were $20 thousand and $10 thousand, respectively, lower than the fourth quarter of 1999.


Non-interest expense

The following table summarizes the components of non-interest expense for the periods indicated.
-------------------------------------------------------------------------
                                            For the three months ended
                                            March 31,       December 31,
-------------------------------------------------------------------------
(In millions)                           2000          1999          1999
-------------------------------------------------------------------------

Salaries and incentives                $9.57        $10.01        $10.21
Other personnel                         2.77          2.91          2.53
Occupancy                               3.06          2.94          3.15
Equipment                               1.62          1.74          1.70
Data processing services                1.54          1.46          1.52
Courier service                         0.83          0.87          0.82
Postage                                 0.55          0.62          0.63
Merchant credit card                    0.41          0.31          0.38
Stationery and supplies                 0.40          0.37          0.41
Professional fees                       0.36          0.41          0.52
Advertising/public relations            0.29          0.32          0.31
Operational losses                      0.29          0.22          0.36
Loan expense                            0.26          0.36          0.27
Other real estate owned                 0.03          0.03          0.09
Other non-interest expense              2.44          2.40          2.77
-------------------------------------------------------------------------
Total                                 $24.42        $24.97        $25.67
=========================================================================
Average full time
  equivalent staff                     1,076         1,119         1,085
Non-interest expense to revenues
  ("efficiency ratio")(FTE)            42.61%        44.03%        43.12%
=========================================================================

Non-interest expense of $24.42 million in first quarter of 2000 was $550 thousand lower than the same quarter in 1999, as the Company continued to control costs through efficiencies and consolidation of operations, reflected in the continued improvements in the efficiency ratio. Included in this change are $580 thousand lower employee-related expenses, a result of reductions in personnel (43 lower full-time equivalent staff) and decreased incentive compensation program expenses; $120 thousand lower equipment costs, mainly due to lower expenses related to assets reaching fully depreciated lives; $100 thousand lower loan-related expenses, including lower appraisal fees and other costs incurred on behalf of customers resulting from weaker demand during the first quarter of 2000; $70 thousand lower postage expenses; $50 thousand lower professional fees, including lower legal expenses related to non-performing loans partially offset by higher expenses related to the creation of the Company's new subsidiaries, and lower consulting costs, as prior year included environmental work performed on the land adjacent to the Company's headquarters. In addition, courier costs were $40 thousand lower than the comparable quarter of 1999 and advertising and public relations expenses were $30 thousand lower that the first quarter of 1999, primarily due to reduced costs related to the publication of shareholder reports and customer entertainment, in part offset by increased branch and other promotional advertising.

Partially offsetting these changes, the first quarter of 2000 includes $120 thousand higher occupancy costs mainly due to the combined effect of higher rental expenses net of sublease income and lower building repairs and maintenance costs; $100 thousand higher merchant credit card related costs primarily due to increased processing fees and volume; $80 thousand higher data processing costs due to a contract renewal with the Company's primary outside servicer which resulted in a base-rate adjustment; Company's primary outside servicer; and $70 thousand higher operational losses, mainly sundry losses incurred in the branches related to fraudulent activities. Completing the change from the first quarter of 1999, other was $40 thousand higher than prior year, primarily as a result of increased assessments from regulatory agencies, and stationery and supplies costs were $30 thousand higher than the comparable period in 1999 due to increased usage and purchases of inventories.

Comparing the first quarter of 2000 with the fourth quarter of 1999, non-interest expense decreased $1.25 million. Included in this change are $400 thousand lower employee-related expenses, primarily due to higher accruals related to incentive compensation recognized during the previous quarter partially offset by first quarter 2000 higher employee benefits expense and lower deferrals in connection with costs incurred originating new loans. In addition, professional fees were $160 thousand lower than the previous quarter, due to reduced legal expense related to non-performing loans and human resources issues, and lower consulting costs as the fourth quarter of 1999 included certain costs related to the transfer of the tax-deferred pension plan to a new servicer; occupancy expense was $90 thousand lower primarily due to lower costs of assets reaching fully depreciated lives and lower utilities expenses; equipment expense was $80 thousand lower than the previous quarter mainly due to lower repairs and maintenance costs and lower costs of assets reaching fully depreciated status; and postage expense was $80 thousand lower than the fourth quarter of 1999. In addition, operational losses were

$70 thousand lower in the first quarter of 2000 as the fourth quarter of 1999 included additional charge-offs resulting from increased volume of pending sundry losses requiring resolution; and other real estate owned expense was $60 thousand lower primarily due to lower related property tax expense. The rest of the favorable changes from the fourth quarter of 1999 include a reduction of $330 thousand in other expenses, including an accrual established in 1999 to cover for possible incidentals related to Y2K compliance issues and its subsequent reversal in the first quarter of 2000, and an additional accrual recognized in the last quarter of 1999 in connection with pending litigations, and lower advertising and public relations, stationery and supplies and loan expense, $20 thousand, $10 thousand and $10 thousand, respectively, lower than the previous quarter. Partially offsetting these favorable changes from the fourth quarter of 1999, merchant credit card costs were $30 thousand higher, due to increased volume and a consequent increase in processing expense; data processing costs were $20 thousand higher, primarily due to a base-rate adjustment resulting from a contract renewal with the Company's primary servicer, and courier services costs were $10 thousand higher than the previous quarter.


Provision for Income Tax

During the first quarter of 2000, the Company recorded income tax expense of $9.3 million, unchanged from the first quarter of 1999 and $500 thousand lower than the $9.8 million recorded in the fourth quarter of 1999. The current provision represents an effective tax rate of 32.7 percent, compared to 33.5 percent, for the first and fourth quarters of 1999. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions.


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

The following is a summary of classified assets on the dates indicated:
-------------------------------------------------------------------------
                                                                  At
                                           At March 31,     December 31,
-------------------------------------------------------------------------
(In millions)                           2000          1999          1999
-------------------------------------------------------------------------
Classified loans                       $36.3         $52.0         $41.3
Other classified assets                  2.9           3.9           3.3
-------------------------------------------------------------------------
Total classified assets                $39.2         $55.9         $44.6
=========================================================================
Allowance for loan losses as a
 percentage of classified loans          143%           99%          125%
=========================================================================

Classified loans at March 31, 2000, decreased $15.7 million or 30 percent to $36.3 million from March 31, 1999, reflecting the continued enforcing of the Company's strict credit standards and a stronger economy. The decrease was principally due to reductions of classified commercial and commercial real estate loans. Other classified assets decreased $1.0 million from March 31, 1999, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral. The $5.0 million decrease in classified loans from December 31, 1999, was principally due to reductions in commercial and commercial real estate loans. The $400 thousand reduction in other classified assets from December 31, 1999, was mainly due to sales and write-downs of other real estate owned properties.


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

The following is a summary of non-performing assets on the dates indicated:
-------------------------------------------------------------------------
                                                                 At
                                          At March 31,      December 31,
-------------------------------------------------------------------------
(In millions)                           2000          1999          1999
-------------------------------------------------------------------------
Performing non-accrual loans           $4.29         $2.28         $3.46
Non-performing,
     non-accrual loans                  3.41          6.21          5.50
-------------------------------------------------------------------------
   Total non-accrual loans              7.70          8.49          8.96

Loans 90 days past due and
  still accruing                        0.37          0.30          0.58
-------------------------------------------------------------------------
  Total non-performing loans            8.07          8.79          9.54
-------------------------------------------------------------------------
Restructured loans                        --            --            --
Other real estate owned                 2.91          3.86          3.27
-------------------------------------------------------------------------
 Total non-performing assets          $10.98        $12.65        $12.81
=========================================================================
Allowance for loan losses
  as a percentage of
  non-performing loans                   644%          588%          540%
=========================================================================

Performing non-accrual loans increased $2.01 million to $4.29 million at March 31, 2000, from $2.28 million at March 31, 1999, and $830 thousand from $3.46 million outstanding at December 31, 1999. Non-performing, non-accrual loans of $3.41 million at March 31, 2000, decreased $2.80 million from March 31, 1999, and $2.09 million from December 31, 1999. The increases in performing non-accrual loans from prior periods presented resulted primarily from the addition of one commercial loan with real estate collateral, while the decrease in non-performing non-accrual loans from prior year and prior quarter-end reflects payoffs and sales of commercial and commercial real estate loans.
The $95 thousand and $360 thousand decreases in other real estate owned balances from March 31 and December 31, 1999, respectively, were due to write-downs and liquidations net of foreclosures of properties acquired in satisfaction of debt.

The amount of gross interest income that would have been recorded for non-accrual loans for the three months ended March 31, 2000, if all such loans had been current in accordance with their original terms, was $229 thousand, compared to $152 thousand and $213 thousand, respectively, for the first and fourth quarters of 1999. The amount of interest income that was recognized on non-accrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March
31, 2000, totaled $372 thousand, compared to $112 thousand for the comparable period in 1999 and $297 thousand for the fourth quarter of 1999. These cash payments represent annualized yields of 19.5 percent for the first quarter of 2000 compared to 6.13 percent and
11.75 percent, respectively, for the first and fourth quarters of 1999. Total cash payments received, including those recorded in prior years, which were applied against the book balance of non-accrual loans outstanding at March 31, 2000, totaled approximately $290 thousand.

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


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $52.0 million allowance for loan losses, which constituted 2.25 percent of total loans at March 31, 2000, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:
-------------------------------------------------------------------------
                                           For the three months ended
                                              March 31,     December 31,
-------------------------------------------------------------------------
(In millions)                           2000          1999          1999
-------------------------------------------------------------------------
Balance, beginning
  of period                            $51.6         $51.3         $51.6
Loan loss provision                      0.9           1.2           1.2

Loans charged off                       (1.8)         (1.5)         (1.9)
Recoveries of previously
   charged-off loans                     1.3           0.7           0.7
-------------------------------------------------------------------------
  Net credit losses                     (0.5)         (0.8)         (1.2)
-------------------------------------------------------------------------
Balance, end of period                 $52.0         $51.7         $51.6
=========================================================================
Allowance for loan losses
  as a percentage
  of loans outstanding                  2.25%         2.26%         2.22%
=========================================================================


Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 200 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. It is the policy of the Company to require that such simulated NII changes should be always less than 10 percent or steps must be taken to reduce interest-rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer look at the risk will be put in place to determine what steps could be taken to control risk should it grow worse. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March 31, 2000 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At March 31, 2000 and 1999, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1999 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At March 31, 2000, there were no substantial changes in the information on market risk that was disclosed in the Company's Form 10-Ks since 1997.

Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At March 31, 2000, investment securities available for sale totaled $976 million, representing a decrease of $20.1 million from March 31, 1999. In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 2000 and 1999 generated substantial cash flows, which are included in the total provided from operations of $23.4 million and $36.7 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.

During the first quarter of 2000, the effect of the Company's stock repurchase programs and dividends paid to shareholders were $18.5 million and $6.6 million, respectively. These cash outflows, added to a $109.9 million reduction in short-term borrowed funds and a $3.5 million reduction in long-term debt partially offset by a $53.7 million increase in deposits, are included in the net cash used in financing activities during the first three months of 2000, totaling $84.5 million.
This compares to the first quarter of 1999, when the cash used in financing activities totaled $55.8 million. This amount includes cash outflows related to the Company's stock repurchase programs and dividends paid to shareholders of $24.7 million and $6.4 million, respectively, in addition to a $92.2 million reduction in deposit balances, partially offset by a $62.0 million increase in short-term borrowings and $5.4 million increase in equity from the issuance of stock.

The Company uses cash flows from operating and financing activities primarily to invest in loans and investment securities. Purchases of investment securities net of maturities decreased $2.8 million during the first three months of 2000 compared to an increase of $24.1 million during the comparable period in 1999. Proceeds from net repayments of loans totaled $8.6 million and $7.9 million for the first three months of 2000 and 1999, respectively.

The Company anticipates increasing its cash level from operations through 2000 due to increased profitability and retained earnings. For the same period, it is anticipated that demand for loans will continue to increase, particularly in the commercial and real estate categories. The growth in deposit balances is expected to follow the anticipated growth in loan balances.

Line of Credit
On July 31, 1998, the Company entered into an agreement with a well-established financial institution, establishing a line of credit for general corporate purposes including the repurchase of stock. The line of credit, which had a one-year term and an available commitment ranging from $60.0 million to $37.5 million, was canceled in the third quarter of 1999. The Company replaced this available source of cash inflow with increased cash dividends from its affiliates.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management.

Since the beginning of 1994 and through March 31, 2000, the Board of Directors of the Company has authorized the repurchase of 5,252,150 shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 250,000 shares of its common stock in the open market during the first three months of 2000, 1,000,000 in 1999, 996,000 in 1998, 1,040,886 in 1997, and
1,207,800, 721,350 and 93,000 in 1996, 1995 and 1994, respectively.
So far, these repurchases have been made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition to these systematic repurchases, a new plan to repurchase up to 1,750,000 of the Company's shares of common stock (the "Program") was approved by the Board of Directors on August 26, 1999. The Company's strong capital position and healthy profitability contributed to the initiation of the Program, which was being implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to the Program, the Company repurchased 797,261 shares of its common stock during 1999 at an average price of approximately $31 per share, and 469,500 during the first quarter of 2000 at an average price of approximately $24 per share.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $293.0 million at March 31, 2000. This amount, which is reflective of the effect of common stock repurchases and dividends paid to shareholders partially offset by the generation and retention of earnings, represents a decrease of $64.3 million or 18 percent from March 31, 1999, and a decrease of $7.6 million, or 3 percent, from December 31, 1999. As a consequence of the decrease in shareholders' equity, the Company's ratio of equity to total assets decreased to 7.65 percent at March 31, 2000, from 9.33 percent and 7.72 percent at March 31 and December 31, 1999, respectively. The ratio of Tier I capital to risk-adjusted assets was 9.82 percent at March 31, 2000, compared to 11.69 percent at March 31, 1999, and 9.82 percent at December 31, 1999. Total capital to risk-adjusted assets was 11.46 percent at March 31, 2000, compared to 13.62 percent at March 31, 1999, and 11.75 percent at December 31, 1999.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
-------------------------------------------------------------------------
                                                   At            Minimum
                               March 31,      December 31,    Regulatory
                        --------------------  ------------       Capital
                          2000          1999          1999  Requirements
-------------------------------------------------------------------------
Tier I Capital            9.85%        11.69%         9.82%         4.00%
Total Capital            11.48%        13.62%        11.75%         8.00%
Leverage ratio            7.58%         9.16%         7.48%         4.00%

The risk-based capital ratios decreased at March 31, 2000, compared to March 31, 1999, primarily due to the decrease in the total level of shareholders' equity due to the Company's common stock repurchases and dividends paid to shareholders, partially offset by increased net income. From December 31, 1999, there was no change in the Tier I capital ratio as the favorable effect of net income was offset by the reduction in equity due to common stock repurchases and dividends paid; the reduction in the Total Capital ratio includes a reduction in the allowable portion of a subordinated capital note issued by Westamerica Bank, which is discounted for regulatory capital purposes as it approaches maturity. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. As shown in the table above, all ratios are in excess of the regulatory definition of "well capitalized".


Forward-Looking Statement Disclosure

Readers are cautioned that forward-looking statements contained in this report should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for the Purposes of the Safe Harbor Provisions of the Private Securities
Litigation Reform Act of 1995."

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


                               WESTAMERICA BANCORPORATION
                               (Registrant)



Date: May 4, 2000              /s/ DENNIS R. HANSEN
                               --------------------
                               Dennis R. Hansen
                               Senior Vice President
                               and Controller
                               Chief Accounting Officer

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

         Item 5 - Other Information

                  None

         Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibit 11:
                  Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common
                  Shares Assuming Full Dilution

            (b)   Exhibit 27:
                  Financial Data Schedule

            (c)   Reports on Form 8-K
                  On March 17, 2000, Westamerica Bancorporation (the "Company") filed a Report on Form 8-K announcing the signing of a Definitive Merger Agreement with First Counties Bank under which the Company will acquire all of the outstanding shares of common stock of First Counties Bank pursuant to a tax-free exchange of shares.

                  The filing included the following:
                  Item 5. Other events
                  Item 7. Financial Statements and Exhibits:
                   (c) Exhibits:
                               (i)  Press release dated March 15, 2000,
                                    (Exhibit 99);
                               (ii) Agreement and Plan of Reorganization
                                    and Merger dated March 14, 2000 (Exhibit 2).