Form 10-Q
period 2000-06-30
WESTAMERICA BANCORPORATION
filed 2000-08-10
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000

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



Yes [ x ]          No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Title of Class    Shares outstanding as of July 31, 2000

Common Stock,                  36,051,952
No Par Value




                       WESTAMERICA BANCORPORATION
                       CONSOLIDATED BALANCE SHEETS
                       ---------------------------
                             (In thousands)

--------------------------------------------------------------------------
                                                 At June 30, At December 31,
                                               2000       1999       1999
--------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                  $248,471   $191,760   $255,738
Money market assets                             250        250        250
Investment securities available for sale    939,209  1,012,175    982,337
Investment securities held to maturity,
  with market values of:
$231,792 at June 30, 2000
$236,771 at June 30, 1999
$235,147 at December 31, 1999               234,523    236,413    237,154
Loans, gross                              2,358,393  2,300,644  2,320,846
Allowance for loan losses                   (52,121)   (51,720)   (51,574)
--------------------------------------------------------------------------
  Loans, net of allowance for loan losses 2,306,272  2,248,924  2,269,272
Other real estate owned                       2,062      3,065      3,269
Premises and equipment, net                  42,429     44,562     44,016
Interest receivable and other assets        105,299    133,123    101,151
--------------------------------------------------------------------------
         Total assets                    $3,878,515 $3,870,272 $3,893,187
==========================================================================




Deposits:
  Non-interest bearing                     $961,111   $814,496    911,556
  Interest bearing:
    Transaction                             501,820    548,300    485,860
    Savings                                 832,850    880,894    840,644
    Time                                    838,090    836,803    827,284
--------------------------------------------------------------------------
    Total deposits                        3,133,871  3,080,493  3,065,344
Short-term borrowed funds                   391,875    371,149    462,345
Liability for interest, taxes and
  other expenses                             20,620     32,490     23,406
Notes payable                                38,036     46,500     41,500
--------------------------------------------------------------------------
      Total liabilities                   3,584,402  3,530,632  3,592,595
--------------------------------------------------------------------------


Authorized - 150,000 shares of common stock
Issued and outstanding:
  36,011 at June 30, 2000
  38,722 at June 30, 1999
  37,125 at December 31, 1999                183,301    194,128    186,435
Accumulated other comprehensive income:
   Unrealized (loss) gain on securities
        available for sale                   (6,996)     6,667     (4,521)
Retained earnings                           117,808    138,845    118,678
--------------------------------------------------------------------------
      Total shareholders' equity            294,113    339,640    300,592
--------------------------------------------------------------------------
         Total liabilities and
               shareholders' equity      $3,878,515 $3,870,272 $3,893,187
==========================================================================

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
----------------------------------------------------------
(In thousands, except per share data)
------------------------------------------------------------------------------------
                                              Three months ended      Six months ended
                                                    June 30,              June 30,
                                               2000       1999       2000      1999
------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                       $48,601    $46,383    $95,828   $92,622
Money market assets and funds sold                2         --          6        --
Investment securities available for sale
    Taxable                                  11,385     11,683     23,034    23,181
    Tax-exempt                                2,847      2,625      5,699     5,140
Investment securities held to maturity
    Taxable                                   1,274      1,340      2,519     2,772
    Tax-exempt                                2,082      1,978      4,151     3,928
------------------------------------------------------------------------------------
    Total interest income                    66,191     64,009    131,237   127,643

INTEREST EXPENSE
Transaction deposits                          1,043        988      1,959     1,937
Savings deposits                              4,390      4,845      8,893     9,897
Time deposits                                10,836      9,271     21,286    18,732
Short-term borrowed funds                     5,145      3,434      9,654     6,093
Debt financing and notes payable                679        822      1,371     1,651
------------------------------------------------------------------------------------
    Total interest expense                   22,093     19,360     43,163    38,310
------------------------------------------------------------------------------------
NET INTEREST INCOME                          44,098     44,649     88,074    89,333

Provision for loan losses                       925      1,195      1,870     2,390
------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                   43,173     43,454     86,204    86,943

NON-INTEREST INCOME
Service charges on deposit accounts           5,342      4,991     10,563     9,796
Merchant credit card                          1,017        822      1,956     1,666
Financial services commissions                  475        821        888     1,386
Mortgage banking                                212        165        422       397
Trust fees                                      179        171        341       344
Other                                         3,243      2,670      6,253     5,198
------------------------------------------------------------------------------------
    Total non-interest income                10,468      9,640     20,423    18,787

NON-INTEREST EXPENSE
Salaries and related benefits                12,865     12,555     25,202    25,473
Occupancy                                     2,874      3,021      5,933     5,963
Equipment                                     1,539      1,713      3,160     3,454
Data processing                               1,506      1,496      3,048     2,960
Professional fees                               438        330        798       743
Other real estate owned                          75        155        104       189
Other                                         5,371      5,457     10,845    10,918
------------------------------------------------------------------------------------
    Total non-interest expense               24,668     24,727     49,090    49,700
------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   28,973     28,367     57,537    56,030
 Provision for income taxes                   9,306      9,498     18,644    18,757
------------------------------------------------------------------------------------
NET INCOME                                  $19,667    $18,869    $38,893   $37,273

====================================================================================
Comprehensive income:
    Change in unrealized (loss) gain on
      securities available for sale, net       (411)    (9,398)    (2,475)  (13,517)
------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                        $19,256     $9,471    $36,418   $23,756
====================================================================================
Average shares outstanding                   36,220     39,046     36,423    39,337
Diluted average shares outstanding           36,714     39,674     36,886    39,971

PER SHARE DATA
Basic earnings                                $0.54      $0.48      $1.07     $0.95
Diluted earnings                               0.54       0.48       1.05      0.93
Dividends paid                                 0.18       0.16       0.36      0.32


WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
------------------------
(In thousands)

--------------------------------------------------------------------------
                                                       For the six months
                                                       ended June 30, 2000
                                                          2000       1999
--------------------------------------------------------------------------


OPERATING ACTIVITIES
Net income                                             $38,893    $37,273
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          3,825      4,174
  Loan loss provision                                    1,870      2,390
  Amortization of deferred net loan (cost)/fees            159        724
  Increase in interest income receivable                  (461)      (767)
  (Increase)/decrease in other assets                   (3,882)     1,081
  Increase in income taxes payable                       1,041      1,162
  Increase in interest expense payable                   1,353        163
  (Decrease)/increase in other liabilities              (3,508)     3,874
  Write-down/(gain on sales) of equipment                   30        (46)
  Originations of loans for resale                      (1,480)   (16,569)
  Proceeds from sale of loans originated for resale      1,480     14,376
  Net gain on sale of property acquired
       in satisfaction of debt                            (333)      (274)
  Write-down on property acquired in
      in satisfaction of debt                               64         88
--------------------------------------------------------------------------
Net cash provided by operating activities               39,051     47,649
--------------------------------------------------------------------------

INVESTING ACTIVITIES
Net disbursements of loans                             (39,547)    (3,564)
Purchases of investment securities available for sale  (24,776)  (238,660)
Purchases of investment securities held to maturity     (1,867)   (20,833)
Purchases of property, plant and equipment                (890)    (1,351)
Proceeds from maturity of securities available for sale 62,846    190,477
Proceeds from maturity of securities held to maturity    4,498     11,413
Proceeds from sale of securities available for sale        788        344
Proceeds from sale of property and equipment                20         46
Proceeds from property acquired in satisfaction
   of debt                                               1,994      1,748

--------------------------------------------------------------------------
Net cash provided by (used in)
     investing activities                                3,066    (60,380)
--------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase/(decrease) in deposits                     68,527   (137,312)
Net (decrease)/increase in short-term borrowings       (70,470)   167,478
Repayments of notes payable                             (3,464)    (1,000)
Exercise of stock options/issuance of shares             2,236      3,976
Repurchases/retirement of stock                        (33,035)   (45,725)
Dividends paid                                         (13,178)   (12,660)
--------------------------------------------------------------------------
Net cash used in financing activities                  (49,384)   (25,243)
--------------------------------------------------------------------------
Net decrease in cash and cash equivalents               (7,267)   (37,974)

Cash and cash equivalents at beginning of period       255,738    229,734
--------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $248,471   $191,760
==========================================================================
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned            $518       $312

Supplemental disclosure of cash flow activity:
  Unrealized (loss) gain on securities
        available for sale                              (2,475)   (13,517)
  Interest paid for the period                          41,810     38,148
  Income tax payments for the period                    18,350     17,596


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
In addition to historical information, this discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. The forward-looking statements involve risks and uncertainties which include, but are not limited to, changes in general economic conditions; competitive conditions in the geographic and business areas in which the Company conducts its operations; regulatory or tax changes that affect the cost of or demand for the Company's products; the resolution of legal proceedings and related matters. The reader is directed to Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1999, particularly the section entitled "Cautionary Statement," for the purpose of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 for a discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.
For further information on the subject, please refer to the "Forward-Looking Statement Disclosure" section of this report.

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Bank of Lake County, Community Banker Services Corporation and Westamerica Commercial Credit Inc., reported second quarter 2000 net income of $19.7 million or $.54 diluted earnings per share. These results compare to net income of $18.9 million or $.48 diluted earnings per share for the first quarter of 1999. On a year-to-date basis, the Company reported net income of $38.9 million representing $1.05 diluted earnings per share, compared to $37.3 million or $.93 share for the same period of 1999.

Following is a summary of the components of net income for the periods indicated:

------------------------------------------------------------------------------------
                                             For the three          For the six
                                             months ended           months ended
                                               June 30,               June 30,
                                         -------------------------------------------
(In millions)                                  2000       1999       2000      1999
------------------------------------------------------------------------------------
Net interest income*                          $47.6      $47.7      $94.9     $95.3
Provision for loan losses                      (0.9)      (1.2)      (1.9)     (2.4)
Non-interest income                            10.5        9.6       20.4      18.8
Non-interest expense                          (24.7)     (24.7)     (49.1)    (49.7)
Provision for income taxes*                   (12.8)     (12.5)     (25.4)    (24.7)
------------------------------------------------------------------------------------
Net income                                    $19.7      $18.9      $38.9     $37.3
====================================================================================

Average total assets                       $3,840.1   $3,816.8   $3,831.3  $3,795.6
Net income (annualized) as
  a percentage of average
  total assets                                 2.06%      1.98%      2.04%     1.98%
====================================================================================
* Fully taxable equivalent basis (FTE)

During the second quarter of 2000, the Company's net income was $19.7 million, $800 thousand higher than the same period in 1999. Improvements in non-interest income and a lower loan loss provision from continued improvements in credit quality were partially offset by small reduction in net interest income, mainly resulting from increased cost of funds in connection with increases in higher-costing short-term borrowings and interest-bearing liabilities rate, partially offset by higher earning-asset volume and yields and higher volume of non-interest bearing demand deposits.

Comparing the first six months of 2000 to the prior year, net income increased $1.6 million. Included in this change are higher service and fee income, lower operating costs and a lower loan loss provision, partially offset by lower net interest income primarily due to an increase in high-cost sort-term borrowed funds partially offset by higher earning-asset and non-interest bearing demand deposit average balances.

Higher income tax provisions in the second quarter and the first six months of 2000 compared to the same periods in 1999 are mainly a result of higher pretax earnings.

Net Interest Income
-------------------
Following is a summary of the components of net interest income for the periods indicated:
------------------------------------------------------------------------------------
                                             For the three          For the six
                                             months ended           months ended
                                               June 30,               June 30,
                                         -------------------------------------------
(In millions)                                  2000       1999       2000      1999
------------------------------------------------------------------------------------
Interest income                                66.2       64.0      131.2     127.6
Interest expense                              (22.1)     (19.4)     (43.2)    (38.3)
FTE adjustment                                  3.5        3.1        6.9       6.0
------------------------------------------------------------------------------------
  Net interest income (FTE)                   $47.6      $47.7      $94.9     $95.3
====================================================================================
Net interest margin (FTE)                      5.42%      5.45%      5.41%     5.49%
====================================================================================

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the second quarter of 2000 decreased $100 thousand from the same period in 1999 to $47.6 million. Comparing the first six months of 2000 with the previous year, net interest income
(FTE) decreased $400 thousand.

Interest Income
During the second quarter of 2000 interest income (FTE) increased $2.6 million from the same period in 1999. Higher earning-asset yields and average balances were the primary reasons for the change. Loan yields increased 29 basis points from prior year, mostly in categories where loans are tied to the prime rate which, on average, rose 150 basis points from the second quarter of 1999. In addition, following market trends, investment securities yields rose 19 basis points from 1999. Adding to the favorable impact of higher yields, average earning-asset balances increased $22.0 million from the second quarter of 1999, as an increase in average loans of $32.5 million was partially offset by a $10.5 million decrease in average investment securities balances. The increase in loan balances was mainly concentrated in the sought-after indirect lending and commercial loans with real estate collateral categories, partially offset by decreases in commercial, construction, real estate residential and direct consumer loans. The decrease in the investment securities portfolio is the result of runoffs in U.S. Treasury, participation certificates, asset backed and corporate securities, partially offset by increases in U.S. Agency and tax-free securities.

Comparing the first six months of 2000 with the same period in 1999, interest income (FTE) increased $4.5 million. The effect of a 15 basis point increase in average yields combined with a $41.7 million increase in earning-assets average balances and a $55.4 million reduction in interest-bearing liabilities average balances, was partially offset by a 24 basis point increase in the cost of funds, reflective of the rising rate environment experienced during the first six months of 2000. This trend was followed by the Company's average index rate which increased 121 basis points from the first six months of 1999. Higher earning-asset average balances were comprised of a $26.4 million increase in average loan balances, particularly in commercial real estate and indirect consumer lending, partially offset by decreases in the commercial, real estate and other consumer categories, and a $15.3 million increase in investment securities average balances, with increases in U.S. Agency and tax-free securities, in part offset by runoffs in U.S. Treasury, participation certificates, asset-backed and corporate securities.

Interest Expense
For the second quarter of 2000 interest expense was $2.7 million higher than the second quarter of 1999. Following a general increase in rates paid on deposits and borrowed funds reflective of a general increase market rates, total interest-bearing liability rates increased 52 basis points from the second quarter of 1999. The adverse effect on net interest income of interest-bearing liabilities rate increases was partially offset by a $84.6 million reduction in the corresponding average balances, including a reduction of $142.6 million in interest-bearing deposits, and smaller reductions in debt financing and long-term debt of $5.0 million and $4.0 million, respectively, partially offset by an increase of $66.9 million in short-term borrowed funds. In addition, interest-free demand deposits increased $143.1 million from the second quarter of 1999, which includes the transfer, during the third quarter of 1999, of certain interest-bearing transaction deposits into the non-interest bearing category.

Interest expense increased $4.9 million from the first six months of 1999, as an increase of 43 basis points on the rates paid on interest-bearing liabilities was partially offset by a $55.4 million decrease in interest-bearing liability average balances and a $132.2 million increase in interest-free demand deposits, which includes the above-mentioned transfer of certain interest-bearing transaction deposits into the non-interest bearing category. The decrease in the average balance of interest-bearing liabilities includes a reduction of $136.2 million in deposits, reductions in debt financing and long-term debt of $5 million and $3.7 million, respectively, in part compensated by an increase in short-term fundings of $89.5 million. Reflecting market conditions, rates paid on deposits and borrowed funds increased in almost all categories, with the exception of long-term certificates of deposits and core savings and other money market saving deposits.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts minimizing the effect of adverse cyclical quarterly trends.

Net Interest Margin (FTE)
-------------------------
The following summarizes the components of the Company's net interest margin for the periods indicated:
------------------------------------------------------------------------------------
                                             For the three          For the six
                                             months ended           months ended
                                               June 30,               June 30,
                                         -------------------------------------------
(In millions)                                  2000       1999       2000      1999
------------------------------------------------------------------------------------
Yield on earning assets                        7.93%      7.67%      7.86%     7.71%
Rate paid on interest-bearing
  liabilities                                  3.44%      2.92%      3.36%     2.93%
------------------------------------------------------------------------------------
  Net interest spread                          4.49%      4.75%      4.50%     4.78%

Impact of all other net
  non-interest bearing funds                   0.93%      0.70%      0.91%     0.71%
------------------------------------------------------------------------------------
    Net interest margin                        5.42%      5.45%      5.41%     5.49%
====================================================================================

<PAGE
During the second quarter of 2000, the Company's rapid reaction to changing market rates resulted in a reduction in net interest margin of only 3 basis points when compared to the second quarter of 1999. The unfavorable impact of an increase in the cost of funds, triggered by market trends, was partially offset by the effect of an increase of 26 basis points in earning-asset yields. In addition, the net interest margin was favorably impacted by the effect of a 23 basis points increase resulting from higher volume of net non-interest bearing funds. This change reflects mostly a $143.1 million increase in interest-free demand deposit accounts, partially offset by the effect of the Company's share repurchase programs, which more than offset the capital contributions originated from higher net income, resulting in a $37.6 million decrease in average equity capital from the second quarter of 1999.

On a year-to-date basis, the net interest margin decreased 8 basis points when compared to the same period in 1999. The net effect of a more rapid rise in the cost of funds than the yield on earning assets - a 43 basis points increase in the rates paid on interest-bearing liabilities and a 15 basis points increase in earning-asset yields - was partially offset by the favorable impact on the interest margin resulting from higher average balances of net non-interest bearing funds combined with higher market rates.


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

Distribution of assets, liabilities and shareholders' equity:

                                                      For the three months ended
                                                            June 30, 2000
------------------------------------------------------------------------------------
                                                                 Interest     Rates
                                                      Average     income/   earned/
(Dollars in thousands)                                 balance    expense      paid
------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                        $411         $2      2.14 %
Investment securities:
  Available for sale
    Taxable                                            749,045     11,385      6.11
    Tax-exempt                                         221,232      4,238      7.70
  Held to maturity
    Taxable                                             80,270      1,274      6.38
    Tax-exempt                                         155,479      3,096      8.01
Loans:
  Commercial                                         1,485,258     32,645      8.84
  Real estate construction                              43,705      1,381     12.71
  Real estate residential                              331,997      5,750      6.97
  Consumer                                             457,800      9,893      8.69
--------------------------------------------------------------------------
Earning assets                                       3,525,197     69,664      7.93

Other assets                                           314,906
---------------------------------------------------------------
    Total assets                                    $3,840,103
===============================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                         $937,523        $--        -- %
  Savings and interest-bearing
    transaction                                      1,322,227      5,434      1.65
  Time less than $100,000                              383,091      4,720      4.96
  Time $100,000 or more                                444,221      6,115      5.54
--------------------------------------------------------------------------
    Total interest-bearing deposits                  2,149,539     16,269      3.04
Short-term borrowed funds                              385,736      5,145      5.36
Debt financing and notes payable                        38,036        679      7.17
--------------------------------------------------------------------------
  Total interest-bearing liabilities                 2,573,311     22,093      3.44
Other liabilities                                       31,184
Shareholders' equity                                   298,085
---------------------------------------------------------------
  Total liabilities and shareholders' equity        $3,840,103
===============================================================
Net interest spread (1)                                                        4.49 %
Net interest income and interest margin (2)                       $47,571      5.42 %
====================================================================================
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on
interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Distribution of assets, liabilities and shareholders' equity:

                                                      For the three months ended
                                                            June 30, 1999
------------------------------------------------------------------------------------
                                                                 Interest     Rates
                                                      Average     income/   earned/
(Dollars in thousands)                                 balance    expense      paid
------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                        $250        $--        -- %
Investment securities:
  Available for sale
    Taxable                                            780,858     11,683      6.00
    Tax-exempt                                         200,448      3,759      7.52
  Held to maturity
    Taxable                                             88,014      1,340      6.11
    Tax-exempt                                         147,333      2,823      7.69
Loans:
  Commercial                                         1,495,161     31,673      8.50
  Real estate construction                              51,793      1,440     11.15
  Real estate residential                              356,681      6,131      6.89
  Consumer                                             382,614      8,195      8.59
--------------------------------------------------------------------------
Earning assets                                       3,503,152     67,044      7.67

Other assets                                           313,653
---------------------------------------------------------------
    Total assets                                    $3,816,805
===============================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                         $794,454        $--        -- %
  Savings and interest-bearing
    transaction                                      1,448,778      5,833      1.61
  Time less than $100,000                              414,044      4,481      4.34
  Time $100,000 or more                                429,267      4,790      4.48
--------------------------------------------------------------------------
    Total interest-bearing deposits                  2,292,089     15,104      2.64
Short-term borrowed funds                              318,798      3,434      4.32
Debt financing and notes payable                        47,050        822      7.01
--------------------------------------------------------------------------
  Total interest-bearing liabilities                 2,657,937     19,360      2.92
Other liabilities                                       28,717
Shareholders' equity                                   335,697
---------------------------------------------------------------
  Total liabilities and shareholders' equity        $3,816,805
===============================================================
Net interest spread (1)                                                        4.75 %
Net interest income and interest margin (2)                       $47,684      5.45 %
====================================================================================
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on
interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Distribution of assets, liabilities and shareholders' equity:

                                                       For the six months ended
                                                            June 30, 2000
------------------------------------------------------------------------------------
                                                                 Interest     Rates
                                                      Average     income/   earned/
(Dollars in thousands)                                 balance    expense      paid
------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                        $439         $6      2.83 %
Investment securities:
  Available for sale
    Taxable                                            758,358     23,034      6.11
    Tax-exempt                                         220,941      8,430      7.67
  Held to maturity
    Taxable                                             81,057      2,519      6.25
    Tax-exempt                                         155,369      6,131      7.94
Loans:
  Commercial                                         1,484,251     64,688      8.76
  Real estate construction                              45,242      2,702     12.01
  Real estate residential                              333,720     11,529      6.95
  Consumer                                             445,396     19,059      8.61
--------------------------------------------------------------------------
Earning assets                                       3,524,773    138,098      7.86

Other assets                                           306,574
---------------------------------------------------------------
    Total assets                                    $3,831,347
===============================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                         $926,838        $--        -- %
  Savings and interest-bearing
    transaction                                      1,324,363     10,852      1.65
  Time less than $100,000                              387,655      9,331      4.84
  Time $100,000 or more                                447,880     11,955      5.37
--------------------------------------------------------------------------
    Total interest-bearing deposits                  2,159,898     32,138      2.99
Short-term borrowed funds                              377,847      9,654      5.14
Debt financing and notes payable                        38,605      1,371      7.14
--------------------------------------------------------------------------
  Total interest-bearing liabilities                 2,576,350     43,163      3.36
Other liabilities                                       31,437
Shareholders' equity                                   296,722
---------------------------------------------------------------
  Total liabilities and shareholders' equity        $3,831,347
===============================================================
Net interest spread (1)                                                        4.50 %
Net interest income and interest margin (2)                       $94,935      5.41 %
====================================================================================
(1) Net interest spread represents the average yield earned on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Distribution of assets, liabilities and shareholders' equity:

                                                       For the six months ended
                                                            June 30, 1999
------------------------------------------------------------------------------------
                                                                 Interest     Rates
                                                      Average     income/   earned/
(Dollars in thousands)                                 balance    expense      paid
------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                        $250        $--        -- %
Investment securities:
  Available for sale
    Taxable                                            769,766     23,181      6.07
    Tax-exempt                                         195,992      7,352      7.56
  Held to maturity
    Taxable                                             88,426      2,772      6.32
    Tax-exempt                                         146,456      5,599      7.71
Loans:
  Commercial                                         1,483,719     62,729      8.53
  Real estate construction                              53,967      2,929     10.94
  Real estate residential                              364,843     12,648      6.99
  Consumer                                             379,647     16,357      8.69
--------------------------------------------------------------------------
Earning assets                                       3,483,066    133,567      7.71

Other assets                                           312,570
---------------------------------------------------------------
    Total assets                                    $3,795,636
===============================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand                         $794,606        $--        -- %
  Savings and interest-bearing
    transaction                                      1,449,798     11,834      1.65
  Time less than $100,000                              419,014      9,208      4.43
  Time $100,000 or more                                427,296      9,524      4.49
--------------------------------------------------------------------------
    Total interest-bearing deposits                  2,296,108     30,566      2.68
Short-term borrowed funds                              288,326      6,093      4.26
Debt financing and notes payable                        47,297      1,651      7.04
--------------------------------------------------------------------------
  Total interest-bearing liabilities                 2,631,731     38,310      2.93
Other liabilities                                       30,016
Shareholders' equity                                   339,283
---------------------------------------------------------------
  Total liabilities and shareholders' equity        $3,795,636
===============================================================
Net interest spread (1)                                                        4.78 %
Net interest income and interest margin (2)                       $95,257      5.49 %
====================================================================================
(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on
interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Rate and volume variances.

The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

------------------------------------------------------------------------------------
(In thousands)                                            Three months ended
                                                            June 30, 2000
                                                      compared with three months
                                                          ended June 30, 1999
                                                      ---------------------------
                                                        Volume       Rate     Total
------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold                        $0         $2        $2
  Investment securities:
    Available for sale
      Taxable                                             (550)       252      (298)
      Tax-exempt                                           388         91       479
    Held to maturity
      Taxable                                             (136)        70       (66)
      Tax-exempt                                           155        118       273
  Loans:
    Commercial                                            (191)     1,163       972
    Real estate construction                              (561)       502       (59)
    Real estate residential                               (448)        67      (381)
    Consumer                                             1,603         95     1,698
------------------------------------------------------------------------------------
      Total increase
         in loans                                          403      1,827     2,230
------------------------------------------------------------------------------------
Total increase in interest
           and fee income                                  260      2,360     2,620
------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                              (546)       147      (399)
    Time less than $100,000                               (268)       507       239
    Time $100,000 or more                                  170      1,155     1,325
------------------------------------------------------------------------------------
     Total (decrease) increase in
          interest-bearing deposits                       (644)     1,809     1,165
------------------------------------------------------------------------------------
Short-term borrowed funds                                  795        916     1,711
Debt financing and notes payable                          (164)        21      (143)
------------------------------------------------------------------------------------
    Total (decrease) increase in
          interest expense                                 (13)     2,746     2,733
------------------------------------------------------------------------------------
   Increase (decrease) in
        net interest income                               $273      ($386)    ($113)
====================================================================================

Rate and volume variances.
------------------------------------------------------------------------------------
(In thousands)                                             Six months ended
                                                            June 30, 2000
                                                       compared with six months
                                                          ended June 30, 1999
                                                      ---------------------------
                                                        Volume       Rate     Total
------------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold                        $0         $6        $6
  Investment securities:
    Available for sale
      Taxable                                             (242)        95      (147)
      Tax-exempt                                           969        109     1,078
    Held to maturity
      Taxable                                             (223)       (30)     (253)
      Tax-exempt                                           359        173       532
  Loans:
    Commercial                                              25      1,934     1,959
    Real estate construction                              (570)       343      (227)
    Real estate residential                             (1,043)       (76)   (1,119)
    Consumer                                             2,860       (158)    2,702
------------------------------------------------------------------------------------
      Total increase in loans                            1,272      2,043     3,315
------------------------------------------------------------------------------------
Total increase in interest
          and fee income                                 2,135      2,396     4,531
------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                              (996)        14      (982)
    Time less than $100,000                               (527)       650       123
    Time $100,000 or more                                  483      1,948     2,431
------------------------------------------------------------------------------------
     Total (decrease) increase in
         interest-bearing deposits                      (1,040)     2,612     1,572
------------------------------------------------------------------------------------
Short-term borrowed funds                                2,143      1,418     3,561
Debt financing and notes payable                          (304)        24      (280)
------------------------------------------------------------------------------------
     Total increase in
          interest expense                                 799      4,054     4,853
------------------------------------------------------------------------------------
   Increase (decrease) in
      net interest income                               $1,336    ($1,658)    ($322)
====================================================================================

Provision for Loan Losses
-------------------------
The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $925 thousand for loan losses in the second quarter of 2000, $270 thousand lower than the same period of 1999; for the first six months of 2000, $1.9 million were provided, representing $520 thousand less than the same period of 1999. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

Non-interest Income
-------------------
The following table summarizes the components of non-interest income for the periods indicated.
------------------------------------------------------------------------------------
                                             For the three          For the six
                                             months ended           months ended
                                               June 30,               June 30,
                                         -------------------------------------------
(In millions)                                  2000       1999       2000      1999
------------------------------------------------------------------------------------
Service charges on deposit
  accounts                                    $5.34      $4.99     $10.56     $9.80
Merchant credit card                           1.02       0.82       1.96      1.67
Financial services
  commissions                                  0.47       0.82       0.89      1.39
Debit card fees                                0.35       0.07       0.56      0.07
Mortgage banking income                        0.21       0.17       0.42      0.40
Trust fees                                     0.18       0.17       0.34      0.34
Other non-interest income                      2.90       2.60       5.69      5.12
------------------------------------------------------------------------------------
  Total                                      $10.47      $9.64     $20.42    $18.79
====================================================================================

The $830 thousand increase in non-interest income during the second quarter of 2000 compared to the second quarter of 1999, was comprised primarily of $350 thousand higher service charges on deposit accounts including higher overdraft and returned item charges primarily due to the effect of a program implemented in the third quarter of 1999 through which charges escalate following a tiered system based on number of occurrences, $280 thousand in higher debit card fees as the new product was launched in the second quarter of 1999 and it has yielded increasingly higher fees since its implementation due to increasing usage, and $200 thousand higher merchant credit card income primarily due to increased sales volume and fee repricing. In addition, the $300 thousand higher other non-interest income includes $99 thousand higher safe deposit box fee income, $81 thousand increased fees from issuing official checks, $72 thousand higher settlement fees from ATM network servicers and $29 thousand higher gains on the sale of properties acquired in satisfaction of debt. Partially offsetting these changes, financial services commissions were $350 thousand lower than the second quarter of 1999 due to lower sales volumes.

Comparing the first six months of 2000 to the same period in 1999, non-interest income decreased $1.63 million. The largest contributor to this change is deposit accounts service fees, $760 thousand higher than prior year, in part due to the new overdraft and returned item fee program put in effect during the third quarter of 1999. In addition, other non-interest income was $570 thousand higher than 1999, including $202 thousand higher safe deposit box rental income, $146 thousand higher gains on the sale of official checks due to increased commissions from changing to an outside servicer, $135 thousand higher ATM related fees primarily due to higher volume of activity and $52 thousand higher gains on sales of properties acquired in satisfaction of debt. Completing the year-to-date change from 1999, debit card income was $490 thousand higher than prior year as the new product was introduced during the third quarter of 1999; merchant credit card income was $290 thousand higher than the first six months of 1999 due to higher volume and fee repricing; and mortgage banking income was $20 thousand higher than prior year mainly due to $107 thousand higher net gains on the sale of loans in the secondary markets, partially offset by $50 thousand lower retained servicing fees and $32 thousand lower mortgage banking income due to decreased refinancing volume.

Non-interest Expense
--------------------
The following table summarizes the components of non-interest expense for the periods indicated.
------------------------------------------------------------------------------------
                                             For the three          For the six
                                             months ended           months ended
                                               June 30,               June 30,
                                         -------------------------------------------
(In millions)                                  2000       1999       2000      1999
------------------------------------------------------------------------------------
Salaries and incentives                      $10.11      $9.86     $19.68    $19.87
Other personnel                                2.76       2.69       5.52      5.60
Occupancy                                      2.87       3.02       5.93      5.96
Equipment                                      1.54       1.71       3.16      3.45
Data processing services                       1.51       1.50       3.05      2.96
Courier service                                0.86       0.80       1.69      1.66
Postage                                        0.48       0.50       1.03      1.12
Professional fees                              0.44       0.33       0.80      0.74
Merchant credit card                           0.37       0.36       0.78      0.67
Stationery and supplies                        0.33       0.39       0.73      0.76
Advertising/public relations                   0.30       0.36       0.58      0.66
Loan expense                                   0.28       0.36       0.54      0.71
Operational losses                             0.21       0.33       0.50      0.55
Other real estate owned                        0.07       0.16       0.10      0.19
Other non-interest expense                     2.54       2.36       5.00      4.80
------------------------------------------------------------------------------------
Total                                        $24.67     $24.73     $49.09    $49.70
====================================================================================
Average full time equivalent staff            1,076      1,100      1,076     1,109
Non-interest expense to revenues
  ("efficiency ratio")(FTE)                   42.50%     43.14%     42.55%    43.58%
====================================================================================

Non-interest expense of $24.67 million in second quarter of 2000 was $60 thousand lower than the same quarter in 1999, as the Company continued to control costs through efficiencies and consolidation of operations, reflected in the continued improvements in the efficiency ratio. Included in this change are $170 thousand lower equipment expense, a result of lower depreciation costs mainly because equipment acquired through mergers reached fully depreciated lives, and lower service maintenance costs primarily due renegotiated contracts, partially offset by increased repair and maintenance costs; $150 thousand lower occupancy costs, primarily due to lower rental costs mostly due to reconfiguration of facilities partially offset by increased lease expense, lower depreciation expenses related to assets reaching fully depreciated lives and increased utilities and real estate taxes. Also included in this change are $120 thousand lower operational losses, mainly due to controlled sundry losses in connection with fraudulent activity at the branches; $90 thousand lower other real estate owned costs, as properties continue to be sold and write-downs have also decreased; $80 thousand lower loan expense due to the implementation of stricter controls related to costs charged back to customers; and $60 thousand, $30 thousand and $20 thousand lower stationery and supplies costs, advertising/public relations expenses and postage, respectively, primarily due to continuing costs controls implemented by the Company. Partially offsetting these changes, employee related costs were $320 thousand higher than the second quarter of the prior year, primarily due to increased executive bonus accruals in anticipation of year-end 2000 payouts, and reduced deferrals related to costs originating new loans; professional fees were $110 thousand higher than the second three months of 1999, mostly from higher legal fees, due to increased merger and acquisitions related costs and expenses resulting from problem credits; and courier costs were $60 thousand higher than the comparable period of prior year. Included in the Other non-interest expense category, are higher customers checks costs due to lower rebates from the issuer, higher seminars and employee education costs and higher costs incurred in the launching of new products (debit card).

Comparing the first six months of 2000 with 1999, non-interest expense decreased $610 thousand. Equipment expense decreased $290 thousand primarily due to reduced depreciation costs as assets added through acquisitions reach fully depreciated lives and lower lease/maintenance costs due to renegotiated contracts; employee related costs were lower by $270 thousand mainly due to reduced bonus accruals in 2000 as 1999 included an adjustment to correct prior year's underaccruals, lower incentive payouts, lower payroll taxes and lower expenses related to employer contributions and administration of retirement and pension plans, partially offset by increased group insurance costs and other performance-based supplemental retirement program costs as well as lower deferrals in connection with costs associated with originating new loans. In addition, loan expense was $170 thousand lower than the first six months of 1999, mostly due to lower appraisal fees, commissions and repossession costs in part offset by increased credit report expenses; postage was $90 thousand lower than 1999; and other real estate owned expenses were also $90 thousand lower than prior year, primarily due to lower write-downs and maintenance costs due to fewer number of properties as the Company actively pursues to reduce its number through sales. Other non-interest expense categories lower than prior year include $80 thousand lower advertising/public relations costs primarily due to reduced expenses recorded in the first six months of 2000 related to the production and distribution of shareholders' reports; $50 thousand lower operational losses mostly due to reduced fraudulent activity and sundry losses pending resolution, and $30 thousand, each, lower occupancy and stationery and supplies costs, mostly due to lower depreciation costs and purchases and usage of inventories, respectively. Partially offsetting these changes from the first six months of 1999, merchant credit card expenses increased $110 thousand, primarily due to higher volume and fee restructuring; data processing services increased $90 thousand mainly due to contract renegotiations with the Company's principal servicer; professional fees were $60 thousand higher mostly from higher legal fees, due to increased mergers and acquisitions related costs and other corporate matters, including the formation of the Company's new subsidiaries; and $30 thousand higher courier expenses. Included in the $200 higher other non-interest expense, are increased seminars and education costs and higher expenses in connection with printing customers checks.

Provision for Income Tax
------------------------
During the second quarter of 2000, the Company recorded income tax expense of $9.3 million, $200 thousand lower than the second quarter of 1999; on a year-to-date basis, income tax expense was $18.6 million for 2000 compared to $18.8 million in 1999. The current provision represents an effective tax rate of 32.1 percent, compared to 33.5 percent, for the second quarter of 1999; for the first six months of 2000, the effective tax rate was 32.4 percent, compared to 33.5 recorded in 1999. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly higher revenues recognized from tax-exempt loans and state and municipal securities.


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

The following is a summary of classified assets on the dates indicated:
--------------------------------------------------------------------------
                                                                   At
                                               At June 30,     December 31,
                                             ----------------  ------------
(In millions)                                  2000       1999       1999
--------------------------------------------------------------------------
Classified loans                              $38.0      $45.7      $41.3
Other classified assets                         2.1        3.1        3.3
--------------------------------------------------------------------------
Total classified assets                       $40.1      $48.8      $44.6
==========================================================================
Allowance for loan losses as a
  as a percentage of
  classified loans                              137%       113%       125%
==========================================================================
Classified loans at June 30, 2000, decreased $7.7 million or 17 percent to $38.0 million from June 30, 1999, reflecting the continued enforcing of the Company's strict credit standards and a continuing stronger economy. The decrease was principally due to reductions of classified commercial and commercial real estate loans. Other classified assets decreased $1.0 million from June 30, 1999, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral. The $3.3 million decrease in classified loans from December 31, 1999, was principally due to reductions in commercial and commercial real estate loans. The $1.2 million reduction in other classified assets from December 31, 1999, was mainly due to sales and write-downs of other real estate owned properties.

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

The following is a summary of non-performing assets on the dates indicated:
--------------------------------------------------------------------------
                                                                   At
                                               At June 30,     December 31,
                                             ----------------  ------------
(In millions)                                  2000       1999       1999
--------------------------------------------------------------------------
Performing non-accrual loans                  $6.61      $1.93      $3.46
Non-performing,
     non-accrual loans                         2.05       7.37       5.50
--------------------------------------------------------------------------
   Total non-accrual loans                     8.66       9.30       8.96

Loans 90 days past due and
  still accruing                               0.21       0.42       0.58
--------------------------------------------------------------------------
  Total non-performing loans                   8.87       9.72       9.54
--------------------------------------------------------------------------
Restructured loans                               --         --         --
Other real estate owned                        2.06       3.07       3.27
--------------------------------------------------------------------------
 Total non-performing assets                 $10.93     $12.79     $12.81
==========================================================================
Allowance for loan losses
  as a percentage of
  non-performing loans                          588%       532%       540%
==========================================================================

Performing non-accrual loans increased $4.68 million to $6.61 million at June 30, 2000, from $1.93 million at June 30, 1999, and $3.15 million from $3.46 million outstanding at December 31, 1999. Non-performing, non-accrual loans of $2.05 million at June 30, 2000, decreased $5.32 million from June 30, 1999, and $3.45 million from December 31, 1999. The increases in performing non-accrual loans from prior periods presented resulted primarily from the addition of commercial real estate loans, while the decrease in non-performing non-accrual loans from prior year and prior quarter-end reflects payoffs and sales of commercial and commercial real estate loans. The $1.01 million and $1.21 million decreases in other real estate owned balances from June 30 and December 31, 1999, respectively, were due to write-downs and liquidations net of foreclosures of real estate properties acquired in satisfaction of debt.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and six months ended June, 2000, if all such loans had been current in accordance with their original terms, was $211 thousand and $440 thousand, respectively, compared to $199 thousand and $351 thousand, respectively, for the first three and six months of 1999.
The amount of interest income that was recognized on non-accrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2000, totaled $252 thousand and $624 thousand, respectively, compared to $370 thousand and $482 thousand, respectively, for the comparable periods in 1999. These cash payments represent annualized yields of 12.08 percent and 15.61 percent, respectively, for the first quarter and the first six months of 2000 compared to 15.66 percent and 11.51 percent, respectively, for the first three and six months of 1999. Total cash payments received, including those recorded in prior years, which were applied against the book balance of non-accrual loans outstanding at June 30, 2000, totaled approximately $401 thousand.

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

Allowance for Loan Losses
-------------------------
The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $52.1 million allowance for loan losses, which constituted 2.21 percent of total loans at June 30, 2000, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:

------------------------------------------------------------------------------------
                                             For the three          For the six
                                             months ended           months ended
                                               June 30,               June 30,
                                         -------------------------------------------
(In millions)                                  2000       1999       2000      1999
------------------------------------------------------------------------------------
Balance, beginning
  of period                                   $52.0      $51.7      $51.6     $51.3
Loan loss provision                             0.9        1.2        1.9       2.4

Loans charged off                              (1.5)      (2.3)      (3.4)     (3.7)
Recoveries of previously
   charged-off loans                            0.7        1.1        2.0       1.7
------------------------------------------------------------------------------------
  Net credit losses                            (0.8)      (1.2)      (1.4)     (2.0)
------------------------------------------------------------------------------------
Balance, end of period                        $52.1      $51.7      $52.1     $51.7
====================================================================================
Allowance for loan losses
  as a percentage
  of loans outstanding                         2.21%      2.25%
===============================================================

Asset and Liability Management
------------------------------
The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 200 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. It is the policy of the Company to require that such simulated NII changes should be always less than 10 percent or steps must be taken to reduce interest-rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer look at the risk will be put in place to determine what steps could be taken to control risk should it grow worse. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 2000 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At June 30, 2000 and 1999, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1999 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At June 30, 2000, there were no substantial changes in the information on market risk that was disclosed in the Company's Form 10-Ks since 1997.

Liquidity
---------
The Company's principal source of asset liquidity is marketable investment securities available for sale. At June 30, 2000, investment securities available for sale totaled $939 million, representing a decrease of $73.0 million from June 30, 1999. In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 2000 and 1999 generated substantial cash flows, which are included in the totals provided from operations of $39.1 million and $47.6 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.

During the first six months of 2000, the effect of the Company's stock repurchase programs and dividends paid to shareholders were $33.0 million and $13.2 million, respectively. These cash outflows, added to a $70.5 million reduction in short-term borrowed funds and a $3.5 million reduction in long-term debt partially offset by a $68.5 million increase in deposits and a $2.2 million increase resulting from the issuance of new shares of common stock primarily to meet stock option program requirements, are included in the net cash used in financing activities during the first six months of 2000, totaling $49.4 million. This compares to the first six months of 1999, when the cash used in financing activities totaled $25.2 million. This amount includes cash outflows related to the Company's stock repurchase programs and dividends paid to shareholders of $45.7 million and $12.7 million, respectively, in addition to a $137.3 million reduction in deposit balances. These uses of funds were partially offset by a $167.5 million increase in short-term borrowings and a $4.0 million increase in equity from the issuance of stock resulting from option exercises.

The Company uses cash flows from operating and financing activities primarily to invest in loans and investment securities. Purchases of investment securities net of maturities decreased $41.5 million during the first six months of 2000 compared to an increase of $57.3 million during the comparable period in 1999. Net disbursements of loans totaled $39.5 million and $3.6 million for the first six months of 2000 and 1999, respectively.

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

Since the beginning of 1994 and through June 30, 2000, the Board of Directors of the Company has authorized the repurchase of 5,252,150 shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 500,000 shares of its common stock in the open market during the first six months of 2000, (250,000 in the second quarter), 1,000,000 in 1999, 996,000 in 1998, 1,040,886 in 1997,
and 1,207,800, 721,350 and 93,000 in 1996, 1995 and 1994,
respectively. So far, these repurchases have been made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition to these systematic repurchases, a new plan to repurchase up to 1,750,000 of the Company's shares of common stock (the "Program") was approved by the Board of Directors on August 26, 1999. The Company's strong capital position and healthy profitability contributed to the initiation of the Program, which was being implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to the Program, the Company repurchased 797,261 shares of its common stock during 1999 at an average price of approximately $31 per share, and 670,000 during the first two quarters of 2000 (200,500 in the second quarter), at an average price of approximately $26 per share.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $294.1 million at June 30, 2000. This amount, which is reflective of the effect of common stock repurchases and dividends paid to shareholders partially offset by the generation and retention of earnings, represents a decrease of $45.5 million or 13 percent from June 30, 1999, and a decrease of $6.5 million, or 2 percent, from December 31, 1999. As a consequence of the decrease in shareholders' equity, the Company's ratio of equity to total assets decreased to 7.58 percent at June 30, 2000, from 8.78 percent and 7.72 percent at June 30 and December 31, 1999, respectively. The ratio of Tier I capital to risk-adjusted assets was 9.87 percent at June 30, 2000, compared to 10.95 percent at June 30, 1999, and 9.82 percent at December 31, 1999. Total capital to risk-adjusted assets was 11.51 percent at June 30, 2000, compared to 12.87 percent at June 30, 1999, and 11.75 percent at December 31, 1999.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
------------------------------------------------------------------------------------
                                                           At               Minimum
                                    At June 30,        December 31,       Regulatory
                                 -------------------   ------------         Capital
                                    2000       1999       1999         Requirements
------------------------------------------------------------------------------------
Tier I Capital                      9.87%     10.95%      9.82%                4.00%
Total Capital                      11.51%     12.87%     11.75%                8.00%
Leverage ratio                      7.60%      8.61%      7.48%                4.00%

The risk-based capital ratios decreased at June 30, 2000, compared to June 30, 1999, primarily due to the decrease in the total level of shareholders' equity due to the Company's common stock repurchases and dividends paid to shareholders, partially offset by increased net income. From December 31, 1999, the Tier I capital ratio increased, as the favorable effect of net income and issuance of stock due to option exercises, was partially offset by the reduction in equity due to common stock repurchases and dividends paid to shareholders; the reduction in the Total Capital ratio from December 31, 1999, includes a reduction in the allowable portion of a subordinated capital note issued by Westamerica Bank, which is discounted, for regulatory capital purposes, as it approaches maturity. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. As shown in the table above, all ratios are in excess of the regulatory definition of "well capitalized".


Forward-Looking Statement Disclosure
------------------------------------
Readers are cautioned that forward-looking statements contained in this report should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for the Purposes of the Safe Harbor Provisions of the Private Securities
Litigation Reform Act of 1995."

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


Interim Periods
---------------
In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which amends the disclosure requirements of Statement No. 52, "Foreign Currency Translations" and of Statement No. 107, "Disclosures about Fair Value of Financial Instruments." Under the provisions of SFAS
133, the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gain and losses) depends on the intended use of the derivative and the resulting operation. SFAS
No. 133 would have been effective for all fiscal years beginning after June 15, 1999, except that SFAS No. 137 ("Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133") delayed the effective date of SFAS
No. 133 for one year. The effective date is for all fiscal quarters beginning after all fiscal years after June 30, 2000. Earlier application is permitted. Certain sections of SFAS No. 133 were amended in June, 2000, when the FASB issued SFAS No. 138, an amendment of SFAS No. 133, which nullifies or modifies the consensuses reached in a number of issues addressed by the emerging issues task force.

Retroactive
application of SFAS No. 133 is not permitted. The Company does not believe that the adoption of SFAS 133 will have a material impact on its financial statements.

On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25." This Interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25 Accounting for Stock Issued to Employees. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricing and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards are effective for awards modified after January 12, 2000.

SIGNATURES
----------
Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         WESTAMERICA BANCORPORATION
                                         (Registrant)



Date: July 31, 2000                      /s/ DENNIS R. HANSEN
                                         --------------------
                                         Dennis R. Hansen
                                         Senior Vice President
                                         and Controller
                                         Chief Accounting Officer


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

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         Proxies for the Annual Meeting of shareholders held on April 27, 2000, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 28,343,279 shares of the Common Stock of the Company, out of 36,574,930 shares outstanding, were present at the meeting. The following matters were submitted to a vote of the shareholders:

         1.-      Election of directors:
                                                               Withheld/
                                                         For   Exceptions
                                                        ------    ------
                  Etta Allen                        27,886,267    457,012
                  Louis E. Bartolini                27,790,950    552,329
                  Don Emerson                       27,968,798    374,481
                  Louis H. Herwaldt                 28,056,059    287,220
                  Arthur C. Latno, Jr.              27,804,748    538,531
                  Patrick D. Lynch                  27,796,180    547,099
                  Catherine C. MacMillan            27,841,938    501,341
                  Patrick J. Mon Pere               27,691,352    651,927
                  Ronald A. Nelson                  28,060,234    283,045
                  Carl R. Otto                      27,923,816    419,463
                  David L. Payne                    25,704,382  2,638,897
                  Michael J. Ryan                   27,763,996    579,283
                  Edward B. Sylvester               28,000,356    342,923

         2.- Ratification of independent certified public accountant firm. A proposal to ratify the selection of KPMG LLP as independent certified public accountants for the Company for 2000.

                              For     :             27,994,018
                              Against :                 39,055
                              Abstain :                310,206

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