Form 10-Q
period 2000-09-30
WESTAMERICA BANCORPORATION
filed 2000-11-09
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2000

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

Yes [ x ]                             No [    ]

Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

Title of Class       Shares outstanding as of October 31, 2000

Common Stock,                     36,481,659
No Par Value

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
---------------------------------------------------------------------------------------------
                                                           At September 30,    At December 31,
                                                            2000          1999          1999
---------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                               $232,876      $212,122      $255,738
Money market assets                                          250           250           250
Investment securities available for sale                 939,672     1,014,018       982,337
Investment securities held to maturity,
  with market values of:
$231,138 at September 30, 2000
$239,914 at September 30, 1999
$235,147 at December 31, 1999                            231,330       240,360       237,154
Loans, gross                                           2,464,658     2,322,885     2,320,846
Allowance for loan losses                                (52,182)      (51,645)      (51,574)
---------------------------------------------------------------------------------------------
  Loans, net of allowance for loan losses              2,412,476     2,271,240     2,269,272
Other real estate owned                                    2,017         2,189         3,269
Premises and equipment, net                               42,416        44,351        44,016
Interest receivable and other assets                     119,494       107,332       101,151
---------------------------------------------------------------------------------------------
         Total assets                                 $3,980,531    $3,891,862    $3,893,187
=============================================================================================
LIABILITIES
Deposits:
  Non-interest bearing                                  $974,548      $912,013       911,556
  Interest bearing:
    Transaction                                          524,550       461,583       485,860
    Savings                                              885,973       876,945       840,644
    Time                                                 867,845       830,019       827,284
---------------------------------------------------------------------------------------------
    Total deposits                                     3,252,916     3,080,560     3,065,344
Short-term borrowed funds                                334,812       416,792       462,345
Liability for interest, taxes and
  other expenses                                          30,463        31,575        23,406
Notes payable                                             31,036        46,500        41,500
---------------------------------------------------------------------------------------------
      Total liabilities                                3,649,227     3,575,427     3,592,595
---------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Authorized - 150,000 shares of common stock
Issued and outstanding:
  36,653 at September 30, 2000
  37,770 at September 30, 1999
  37,125 at December 31, 1999                            206,912       189,689       186,435
Accumulated other comprehensive income:
   Unrealized (loss) gain on securities
        available for sale                                (1,546)        1,732        (4,521)
Retained earnings                                        125,938       125,014       118,678
---------------------------------------------------------------------------------------------
               Total shareholders' equity                331,304       316,435       300,592
---------------------------------------------------------------------------------------------
                  Total liabilities
                        and shareholders' equity      $3,980,531    $3,891,862    $3,893,187
=============================================================================================

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
In thousands, except per share data)
------------------------------------------------------------------------------------------------------------
                                                           Three months ended           Nine months ended
                                                               September 30,               September 30,
                                                            2000          1999          2000           1999
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                    $51,217       $46,995      $147,045       $139,617
Money market assets and funds sold                             9            --            14             --
Investment securities available for sale
    Taxable                                               11,098        11,806        34,665         34,986
    Tax-exempt                                             2,900         2,765         8,067          7,906
Investment securities held to maturity
    Taxable                                                1,277         1,277         3,800          4,048
    Tax-exempt                                             2,053         2,056         6,200          5,985
------------------------------------------------------------------------------------------------------------
    Total interest income                                 68,554        64,899       199,791        192,542

INTEREST EXPENSE
Transaction deposits                                       1,102           930         3,061          2,867
Savings deposits                                           4,848         4,843        13,741         14,740
Time deposits                                             11,838         9,313        33,124         28,045
Short-term borrowed funds                                  4,548         3,893        14,202          9,986
Debt financing and notes payable                             582           817         1,953          2,468
------------------------------------------------------------------------------------------------------------
    Total interest expense                                22,918        19,796        66,081         58,106
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                       45,636        45,103       133,710        134,436

Provision for loan losses                                    905         1,195         2,775          3,585
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                44,731        43,908       130,935        130,851

NON-INTEREST INCOME
Service charges on deposit accounts                        5,271         5,101        15,835         14,897
Merchant credit card                                       1,049           984         3,005          2,650
Financial services commissions                               388           798         1,276          2,184
Mortgage banking                                             198           158           620            555
Trust fees                                                   179           156           520            500
Other                                                      3,672         2,744         9,924          7,942
------------------------------------------------------------------------------------------------------------
    Total non-interest income                             10,757         9,941        31,180         28,728

NON-INTEREST EXPENSE
Salaries and related benefits                             12,942        12,500        38,144         37,973
Occupancy                                                  2,856         3,040         8,789          9,003
Equipment                                                  1,739         1,717         4,899          5,171
Data processing                                            1,503         1,485         4,551          4,445
Professional fees                                            522           395         1,319          1,138
Other real estate owned                                      316            20           421            209
Other                                                      5,719         5,601        16,564         16,520
------------------------------------------------------------------------------------------------------------
    Total non-interest expense                            25,597        24,758        74,687         74,459
------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                29,891        29,091        87,428         85,120
 Provision for income taxes                                9,746         9,802        28,390         28,558
------------------------------------------------------------------------------------------------------------
NET INCOME                                               $20,145       $19,289       $59,038        $56,562
============================================================================================================
Comprehensive income:
    Change in unrealized (loss) gain on
     securities available for sale, net                    5,450        (4,935)        2,975        (18,452)
------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                     $25,595       $14,354       $62,013        $38,110
============================================================================================================
Average shares outstanding                                36,365        38,266        36,404         38,976
Diluted average shares outstanding                        36,906        38,872        36,893         39,601

PER SHARE DATA
Basic earnings                                             $0.55         $0.50         $1.62          $1.45
Diluted earnings                                            0.55          0.50          1.60           1.43
Dividends paid                                              0.19          0.16          0.55           0.48
============================================================================================================

WESTAMERICA BANCORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
---------------------------------------------------------------------------------------------
                                                                        For the nine months
                                                                        ended September 30,
                                                                          2000          1999
---------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                             $59,038       $56,562
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                          5,873         6,265
  Loan loss provision                                                    2,775         3,585
  Amortization of deferred net loan (cost)/fees                            381         1,155
  Increase in interest income receivable                                (2,758)       (1,101)
  (Increase)/decrease in other assets                                   (2,159)          415
  Increase/(decrease) in income taxes payable                            3,193          (261)
  Increase/(decrease) in interest expense payable                          753          (770)
  (Decrease)/increase in other liabilities                               1,757         6,336
  Write-down/(gain on sales) of equipment                                   35           (43)
  Originations of loans for resale                                      (1,931)      (17,850)
  Proceeds from sale of loans originated for resale                      1,696        17,133
  Net loss on sale of loans originated for resale                           18           161
  Net gain on sale of property acquired
       in satisfaction of debt                                            (671)         (298)
  Write-down on property acquired in satisfaction of debt                  442            88
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                               68,442        71,377
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net cash obtained in acquisitions                                        3,034            --
Net disbursements of loans                                             (78,745)      (29,184)
Purchases of investment securities available for sale                  (48,711)     (327,557)
Purchases of investment securities held to maturity                     (3,078)      (29,579)
Purchases of property, plant and equipment                              (1,638)       (2,513)
Proceeds from maturity of securities available for sale                110,254       268,788
Proceeds from maturity of securities held to maturity                    8,904        16,212
Proceeds from sale of securities available for sale                      1,172           572
Proceeds from sale of property and equipment                                20            46
Proceeds from property acquired in satisfaction
   of debt                                                               3,382         2,850
---------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (5,406)     (100,365)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase/(decrease) in deposits                                    107,320      (108,445)
Net (decrease)/increase in short-term borrowings                      (127,933)      213,121
Repayments of notes payable                                            (10,464)       (1,000)
Exercise of stock options/issuance of shares                             4,483         4,139
Repurchases/retirement of stock                                        (39,267)      (77,627)
Dividends paid                                                         (20,037)      (18,812)
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                              (85,898)       11,376
---------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                              (22,862)      (17,612)

Cash and cash equivalents at beginning of period                       255,738       229,734
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $232,876      $212,122
=============================================================================================
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned                          $1,750          $514
  Fixed asset charge-offs and depreciation expense
    applied against reserves                                               186            37

The acquisition of First Counties Bank
     involved the following:
  Common stock issued                                                   19,723            --
  Liabilities assumed                                                   82,356            --
  Fair value of assets acquired, other than cash
    and cash equivalents                                               (86,671)           --
  Goodwill                                                              (9,577)           --
  Core deposit intangible                                               (2,797)           --
---------------------------------------------------------------------------------------------
  Net cash and cash equivalents received                                $3,034           $--
---------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow activity:
  Unrealized (loss) gain on securities available for sale               $2,975      ($18,452)
  Interest paid for the period                                          64,920        58,877
  Income tax payments for the period                                    25,938        28,790
  Tax benefit from stock options exercised                               2,910         2,029
=============================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Westamerica Bancorporation (the "Company") actual results may differ materially from those included in the forward-looking statements. The forward-looking statements involve risks and uncertainties which include, but are not limited to, changes in general economic conditions; competitive conditions in the geographic and business areas in which the Company conducts its operations; regulatory or tax changes that affect the cost of or demand for the Company's products; the resolution of legal proceedings and related matters. The reader is directed to Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 1999, particularly the section entitled "Cautionary Statement," for the purpose of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 for a discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. For further information on the subject, please refer to the "Forward-Looking Statement Disclosure" section of this report.

On July 31, 2000, the Company opened for business three Money Outlet Inc., stores, a newly created subsidiary engaged in, but not limited to, the business of selling checks, drafts, or money orders, or receiving money as agent of an obligor for the purpose of paying bills of such obligor or to receive money for the purpose of forwarding it to others in payment of utility bills and other obligations.

On August 17, 2000, the Company finalized the acquisition of First Counties Bank ("FCB"), a five-branch financial institution headquartered in Lake County, California. At the time of the acquisition, FCB had approximately total assets of $90 million, total loans of $70 million and total deposits of $80 million. Pursuant to the terms of the merger agreement, each outstanding share of FCB's common stock was exchanged for .8035 shares of the Company's common stock. Based on the closing price of $29.38 of the Company's common stock on August 16, 2000, the acquisition was valued at approximately $19.7 million. The acquisition was recorded under the purchase method of accounting. Under purchase accounting the Company recorded goodwill and a core deposit intangible of $9.6 million and $2.8 million, respectively. The goodwill is being amortized over a period of 25 years and the core deposit intangible is being amortized over a period that approximates the runoff of FCB's deposit base. Subsequent to the acquisition, FCB became a subsidiary of the Company. For more information on the subject, please refer to report on Form 8-K on the subject, filed by the Company on August 22, 2000.

During the third quarter of 2000, the Company merged its subsidiary banks with and into Westamerica Bank, as follows: Bank of Lake County on August 18, and FCB on September 15.

General

Westamerica Bancorporation, parent company of Westamerica Bank, Community Banker Services Corporation, Westamerica Commercial Credit, Inc., and Money Outlet, Inc., reported third quarter 2000 net income of $20.1 million or $.55 diluted earnings per share. These results compare to net income of $19.3 million or $.50 earnings per share for the third quarter of 1999. On a year-to-date basis, the Company reported net income of $59.0 million representing $1.60 earnings per share, compared to $56.6 million or $1.43 per share for the same period of 1999.

Following is a summary of the components of net income for
the periods indicated:
-------------------------------------------------------------------------------
                                       For the three          For the nine
                                       months ended           months ended
                                       September 30,          September 30,
                              -------------------------------------------------
(In millions)                     2000          1999        2000          1999
-------------------------------------------------------------------------------
Net interest income*             $49.2         $48.3      $144.1        $143.6
Provision for loan losses         (0.9)         (1.2)       (2.8)         (3.6)
Non-interest income               10.8           9.9        31.2          28.7
Non-interest expense             (25.6)        (24.8)      (74.7)        (74.5)
Provision for income taxes*      (13.4)        (12.9)      (38.8)        (37.6)
-------------------------------------------------------------------------------
Net income                       $20.1         $19.3       $59.0         $56.6
===============================================================================

Average total assets          $3,913.4      $3,839.0    $3,858.7      $3,810.1
Net income (annualized) as
  a percentage of average
  total assets                    2.05%         1.99%       2.04%         1.98%
===============================================================================
* Fully taxable equivalent basis (FTE)

During the third quarter of 2000, the Company's net income was $20.1 million, $800 thousand higher than the same period in 1999. Improvements in net interest income, a lower loan loss provision from continued improvements in credit quality and higher non-interest income were partially offset by an increase in non-interest expense. All of these changes include the effect of FCB's acquisition, as increases in earning assets and deposits are reflected in the improved net interest income, a larger deposit based resulted in higher service charge income, and additional personnel and facilities costs inflated non-interest expenses. One-time merger-related costs are also included in the current quarter.

Comparing the first nine months of 2000 to the prior year, net income increased $2.4 million. Included in this change are higher service fees and other non-interest income, increased net interest income from increases in earning assets and low-cost deposits volume partially offset by a larger increase in the cost of funds than asset yields, and lower loan loss provision, partially offset by a small increase in non-interest expense.

Higher income tax provisions in the third quarter and the first nine months of 2000 compared to the same periods in 1999 are mainly a result of higher pretax earnings.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:
-------------------------------------------------------------------------------
                                       For the three          For the nine
                                       months ended           months ended
                                       September 30,          September 30,
                              -------------------------------------------------
(In millions)                     2000          1999        2000          1999
-------------------------------------------------------------------------------
Interest income                   68.6         $64.9       199.8        $192.5
Interest expense                 (22.9)        (19.8)      (66.1)        (58.1)
FTE adjustment                     3.5           3.2        10.4           9.2
-------------------------------------------------------------------------------
  Net interest income (FTE)      $49.2         $48.3      $144.1        $143.6
===============================================================================
Net interest margin (FTE)         5.48%         5.45%       5.43%         5.48%
===============================================================================

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the third quarter of 2000 increased $900 thousand from the same period in 1999 to $49.2 million. Comparing the first nine months of 2000 with the previous year, net interest income
(FTE) increased $500 thousand.

Interest Income
During the third quarter of 2000 interest income (FTE) increased $3.7 million from the same period in 1999 resulting from the favorable impact of increased earning-asset volume combined with higher yields. rates, in part offset by increased earning-asset yields. Average earning-asset balances increased $57.8 million from the third quarter of 1999, as an increase in average loans of $112.3 million, particularly in the indirect consumer lending and commercial categories, was partially offset by a decrease of $54.5 million in average investment securities balances. Adding to the favorable impact of higher volumes, loan yields increased 35 basis points from the third quarter of 1999. All categories of loans benefited from higher market rates, particularly those carrying shorter terms and tied to the prime rate which, on average, rose 140 basis points from the third quarter of 1999. In addition, reflecting market trends, investment securities yields rose 22 basis points from 1999; however, the favorable effect of this increase was impacted unfavorably by the decline in average balances, concentrated in asset-backed and corporate securities.

Comparing the first nine months of 2000 with the same period in 1999, interest income (FTE) increased $7.3 million. The effect of a 21 basis point increase in average yields combined with a $47.1 million increase in earning-assets average balances. The rising rate environment experienced during the first nine months of 2000 resulted in a 127 basis point increase in the Company's average index rate from the first nine months of 1999. Higher earning-asset average balances included a $55.1 million increase in average loan balances, particularly in commercial real estate and indirect consumer lending, partially offset by decreases in the commercial, real estate and other consumer categories. The increase in loans was in part offset by an $8.0 million net decrease in investment securities average balances, as balance run-offs in asset-backed, corporate, U.S. Treasury and participation certificates were partially offset by increases in U.S. Agencies and tax-free securities.

Interest Expense
For the third quarter of 2000 interest expense was $3.1 million higher than the third quarter of 1999. Following a general increase in rates paid on deposits and borrowed funds reflective of a rising market rate environment, total interest-bearing liability rates increased 48 basis points from the third quarter of 1999. A small net increase in the average balance of interest-bearing liabilities resulted from a $19.1 million increase in lower-costing interest-bearing deposits partially offset by an $18.7 million decrease in higher-costing short-term borrowings, debt financing and long-term debt. In addition, interest-free demand deposits increased $76.0 million from 1999, largely the result of the transfer, during the third quarter of 1999, of certain interest-bearing transaction deposits into the non-interest bearing category.

Interest expense increased $8.0 million from the first nine months of 1999, as an increase of 44 basis points on the rates paid on interest-bearing liabilities was partially offset by a $36.8 million decrease in interest-bearing liability average balances and a $113.5 million increase in interest-free demand deposits, which includes the above-mentioned transfer of certain interest-bearing transaction deposits into the non-interest bearing category. The decrease in the average balance of interest-bearing liabilities includes a reduction of $84.4 million in deposits, a combined reduction in debt financing and long-term debt of $10.5 million in part compensated by an increase in short-term fundings of $58.1 million. Reflecting market conditions, rates paid on deposits and borrowed funds increased in almost all categories, with the exception of long-term certificates of deposits and core savings and other money market saving deposits.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts minimizing the effect of adverse cyclical quarterly trends.

Net Interest Margin (FTE)
The following summarizes the components of the Company's net interest margin for the periods indicated:
-------------------------------------------------------------------------------
                                       For the three          For the nine
                                       months ended           months ended
                                       September 30,          September 30,
                              -------------------------------------------------
(In millions)                     2000          1999        2000          1999
-------------------------------------------------------------------------------
Yield on earning assets           8.02%         7.68%       7.91%         7.70%
Rate paid on interest-bearing
  liabilities                     3.50%         3.02%       3.41%         2.96%
-------------------------------------------------------------------------------
  Net interest spread             4.52%         4.66%       4.50%         4.74%

Impact of all other net
  non-interest bearing funds      0.96%         0.79%       0.93%         0.74%
-------------------------------------------------------------------------------
    Net interest margin           5.48%         5.45%       5.43%         5.48%
===============================================================================

During the third quarter of 2000, and benefiting from a strong increase in net non-interest bearing funds, the Company's net interest margin increased 3 basis points when compared to the third quarter of 1999. The unfavorable impact of a 48 basis point increase in the average rate paid on interest bearing liabilities, triggered by market trends, was partially offset by the effect of an increase of 34 basis points in earning-asset yields. In addition, the net interest margin was favorably impacted by the effect of a 17 basis points increase resulting from higher volume of net non-interest bearing funds. This change reflects mostly a $76.0 million increase in interest-free demand deposit accounts, partially offset by the effect of a $4.2 million decrease in average equity capital from the third quarter of 1999. The decrease in equity was the net result of the Company's share repurchase programs which more than offset capital contributions resulting from FCB's acquisition and higher net income.

On a year-to-date basis, the net interest margin decreased 5 basis points when compared to the same period in 1999. The net effect of a more rapid rise in the cost of funds than the yield on earning assets - a 45 basis point increase in the rates paid on interest-bearing liabilities and a 21 basis point increase in earning-asset yields - was partially offset by the favorable impact on the interest margin resulting from higher average balances of net non-interest bearing funds combined with higher market rates.

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

Distribution of assets, liabilities and shareholders' equity:
-------------------------------------------------------------------------------
                                               For the three months ended
                                                   September 30, 2000
-------------------------------------------------------------------------------
                                                        Interest         Rates
                                            Average      income/       earned/
(Dollars in thousands)                       balance     expense          paid
-------------------------------------------------------------------------------
Assets
Money market assets and cash equivalent         $803          $9          4.46 %
Investment securities:
  Available for sale
    Taxable                                  723,950      11,098          6.10
    Tax-exempt                               223,571       4,317          7.68
  Held to maturity
    Taxable                                   78,897       1,276          6.43
    Tax-exempt                               153,225       3,053          7.93
Loans:
  Commercial
    Taxable                                1,346,759      30,361          8.97
    Tax-exempt                               180,640       3,469          7.64
  Real estate construction                    52,107       1,606         12.26
  Real estate residential                    343,648       6,222          7.20
  Consumer                                   483,128      10,692          8.80
-----------------------------------------------------------------
Earning assets                             3,586,728      72,103          8.02

Other assets                                 326,637
-----------------------------------------------------
    Total assets                          $3,913,365
=====================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand               $964,928         $--            -- %
  Savings and interest-bearing
    transaction                            1,371,649       5,950          1.73
  Time less than $100,000                    390,340       5,094          5.19
  Time $100,000 or more                      468,588       6,744          5.73
-----------------------------------------------------------------
    Total interest-bearing deposits        2,230,577      17,788          3.17
Short-term borrowed funds                    336,524       4,548          5.38
Debt financing and notes payable              32,391         582          7.15
-----------------------------------------------------------------
  Total interest-bearing liabilities       2,599,492      22,918          3.50
Other liabilities                             32,032
Shareholders' equity                         316,913
-----------------------------------------------------
  Total liabilities and
       shareholders' equity               $3,913,365
=====================================================
Net interest spread (1)                                                   4.52 %
Net interest income and interest margin (2)              $49,185          5.48 %
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

Distribution of assets, liabilities and shareholders' equity:
-------------------------------------------------------------------------------
                                                For the three months ended
                                                   September 30, 1999
-------------------------------------------------------------------------------
                                                        Interest         Rates
                                            Average      income/       earned/
(Dollars in thousands)                       balance     expense          paid
-------------------------------------------------------------------------------
Assets
Money market assets and funds sold              $311         $--          0.00 %
Investment securities:
  Available for sale
    Taxable                                  782,479      11,806          5.99
    Tax-exempt                               214,202       3,972          7.36
  Held to maturity
    Taxable                                   85,278       1,277          5.94
    Tax-exempt                               152,663       2,943          7.65
Loans:
  Commercial
    Taxable                                1,350,466      29,132          8.56
    Tax-exempt                               152,825       3,140          8.15
  Real estate construction                    51,833       1,438         11.01
  Real estate residential                    341,335       5,872          6.83
  Consumer                                   397,547       8,512          8.50
-----------------------------------------------------------------
Earning assets                             3,528,939      68,092          7.68

Other assets                                 310,066
-----------------------------------------------------
    Total assets                          $3,839,005
=====================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand               $888,966         $--            -- %
  Savings and interest-bearing
    transaction                            1,380,415       5,773          1.66
  Time less than $100,000                    404,576       4,415          4.33
  Time $100,000 or more                      426,501       4,898          4.56
-----------------------------------------------------------------
    Total interest-bearing deposits        2,211,492      15,086          2.71
Short-term borrowed funds                    341,135       3,893          4.53
Debt financing and notes payable              46,500         817          6.97
-----------------------------------------------------------------
  Total interest-bearing liabilities       2,599,127      19,796          3.02
Other liabilities                             29,810
Shareholders' equity                         321,102
-----------------------------------------------------
  Total liabilities and
       shareholders' equity               $3,839,005
=====================================================
Net interest spread (1)                                                   4.65 %
Net interest income and interest margin (2)              $48,296          5.45 %
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

Distribution of assets, liabilities and shareholders' equity:
-------------------------------------------------------------------------------
                                                For the nine months ended
                                                   September 30, 2000
-------------------------------------------------------------------------------
                                                        Interest         Rates
                                            Average      income/       earned/
(Dollars in thousands)                       balance     expense          paid
-------------------------------------------------------------------------------
Assets
Money market assets and funds sold              $560         $15          3.58 %
Investment securities:
  Available for sale
    Taxable                                  746,889      34,665          6.20
    Tax-exempt                               221,818      12,212          7.35
  Held to maturity
    Taxable                                   80,337       3,800          6.32
    Tax-exempt                               154,654       9,181          7.93
Loans:
  Commercial
    Taxable                                1,327,718      88,567          8.91
    Tax-exempt                               170,916       9,952          7.78
  Real estate construction                    47,530       4,307         12.10
  Real estate residential                    337,029      17,750          7.03
  Consumer                                   457,974      29,751          8.68
-----------------------------------------------------------------
Earning assets                             3,545,425     210,200          4.20

Other assets                                 313,262
-----------------------------------------------------
    Total assets                          $3,858,687
=====================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand               $939,535         $--            -- %
  Savings and interest-bearing
    transaction                            1,340,125      16,802          1.67
  Time less than $100,000                    388,550      14,424          4.96
  Time $100,000 or more                      454,782      18,700          5.49
-----------------------------------------------------------------
    Total interest-bearing deposits        2,183,457      49,926          3.05
Short-term borrowed funds                    364,073      14,202          5.21
Debt financing and notes payable              36,534       1,953          7.14
-----------------------------------------------------------------
  Total interest-bearing liabilities       2,584,064      66,081          3.41
Other liabilities                             31,635
Shareholders' equity                         303,453
-----------------------------------------------------
  Total liabilities and
       shareholders' equity               $3,858,687
=====================================================
Net interest spread (1)                                                   0.79 %
Net interest income and interest margin (2)             $144,119          5.43 %
===============================================================================
(1) Net interest spread represents the average yield earned on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between the weighted average yields on earning assets less the interest expense (annualized) divided by the average balance of earning assets.

Distribution of assets, liabilities and shareholders' equity:
-------------------------------------------------------------------------------
                                                For the nine months ended
                                                   September 30, 1999
-------------------------------------------------------------------------------
                                                        Interest         Rates
                                            Average      income/       earned/
(Dollars in thousands)                       balance     expense          paid
-------------------------------------------------------------------------------
Assets
Money market assets and funds sold              $271         $--          0.00 %
Investment securities:
  Available for sale
    Taxable                                  774,003      34,986          6.04
    Tax-exempt                               202,062      11,325          7.49
  Held to maturity
    Taxable                                   87,377       4,048          6.19
    Tax-exempt                               148,525       8,542          7.69
Loans:
  Commercial
    Taxable                                1,341,120      86,026          8.58
    Tax-exempt                               149,123       8,975          8.05
  Real estate construction                    53,255       4,367         10.96
  Real estate residential                    357,007      18,520          6.94
  Consumer                                   385,614      24,870          8.62
-----------------------------------------------------------------
Earning assets                             3,498,357     201,659          4.07

Other assets                                 311,735
-----------------------------------------------------
    Total assets                          $3,810,092
=====================================================

Liabilities and shareholders' equity
Deposits:
  Non-interest bearing demand               $826,059         $--            -- %
  Savings and interest-bearing
    transaction                            1,426,670      17,607          1.65
  Time less than $100,000                    414,201      13,622          4.40
  Time $100,000 or more                      427,031      14,423          4.52
-----------------------------------------------------------------
    Total interest-bearing deposits        2,267,902      45,652          2.69
Short-term borrowed funds                    305,929       9,986          4.36
Debt financing and notes payable              47,032       2,468          7.02
-----------------------------------------------------------------
  Total interest-bearing liabilities       2,620,863      58,106          2.96
Other liabilities                             29,947
Shareholders' equity                         333,223
-----------------------------------------------------
  Total liabilities and
       shareholders' equity               $3,810,092
=====================================================
Net interest spread (1)                                                   1.11 %
Net interest income and interest margin (2)             $143,553          5.48 %
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

Rate and volume variances
The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.
-------------------------------------------------------------------------------
                                                   Three months ended
                                                   September 30, 2000
                                                compared with three months
                                                 ended September 30, 1999
                                       ----------------------------------------
(In thousands)                                Volume        Rate         Total
-------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold              $4          $5            $9
  Investment securities:
    Available for sale
      Taxable                                   (946)        238          (708)
      Tax-exempt                                 172         173           345
    Held to maturity
      Taxable                                      9         (10)           (1)
      Tax-exempt                                  10         100           110
  Loans:
    Commercial
      Taxable                                    (75)      1,304         1,229
      Tax-exempt                                 502        (173)          329
    Real estate construction                       7         161           168
    Real estate residential                       38         312           350
    Consumer                                   1,864         316         2,180
-------------------------------------------------------------------------------
      Total increase in loans                  2,336       1,920         4,256
-------------------------------------------------------------------------------
Total increase in interest
  and fee income                               1,585       2,426         4,011
-------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                     (33)        210           177
    Time less than $100,000                     (146)        825           679
    Time $100,000 or more                        513       1,333         1,846
-------------------------------------------------------------------------------
     Total decrease in
          interest-bearing deposits              334       2,368         2,702
-------------------------------------------------------------------------------
  Short-term borrowed funds                      (51)        706           655
  Debt financing and notes payable              (257)         22          (235)
-------------------------------------------------------------------------------
Total increase in
          interest expense                        26       3,096         3,122
-------------------------------------------------------------------------------
   Increase (decrease) in
        net interest income (1)               $1,559       ($670)         $889
===============================================================================
(1) Amounts calculated on a fully taxable equivalent basis
    using the current statutory federal tax rate.
Rate and volume variances.
-------------------------------------------------------------------------------
                                                    Nine months ended
                                                    September 30, 2000
                                                 compared with nine months
                                                  ended September 30, 1999
                                       ----------------------------------------
(In thousands)                                Volume        Rate         Total
-------------------------------------------------------------------------------
Increase (decrease) in
     interest and fee income:
  Money market assets and funds sold              $7          $8           $15
  Investment securities:
    Available for sale
      Taxable                                 (1,225)        904          (321)
      Tax-exempt                               1,096        (209)          887
    Held to maturity
      Taxable                                   (330)         82          (248)
      Tax-exempt                                 364         275           639
  Loans:
    Commercial
      Taxable                                   (876)      3,417         2,541
      Tax-exempt                               1,267        (290)          977
    Real estate construction                  (1,864)      1,804           (60)
    Real estate residential                   (1,034)        264          (770)
    Consumer                                   4,722         159         4,881
-------------------------------------------------------------------------------
      Total increase in loans                  2,215       5,354         7,569
-------------------------------------------------------------------------------
Total increase in interest
     and fee income                            2,127       6,414         8,541
-------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                  (1,069)        264          (805)
    Time less than $100,000                     (755)      1,557           802
    Time $100,000 or more                        988       3,289         4,277
-------------------------------------------------------------------------------
     Total (decrease) increase in
         interest-bearing deposits              (836)      5,110         4,274
-------------------------------------------------------------------------------
  Short-term borrowed funds                    2,088       2,128         4,216
  Debt financing and notes payable              (560)         45          (515)
-------------------------------------------------------------------------------
Total increase in
        interest expense                         692       7,283         7,975
-------------------------------------------------------------------------------
   Increase (decrease) in
      net interest income                     $1,435       ($869)         $566
===============================================================================
(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued enforcement of underwriting and administration standards and aggressive collection efforts with troubled debtors. The Company provided $905 thousand for loan losses in the third quarter of 2000, $290 thousand lower than the same period of 1999; for the first nine months of 2000, $2.8 million were provided, representing $810 thousand less than the same period of 1999. For further information regarding net credit losses and the allowance for loan losses, see the "Asset Quality" section of this report.

Non-interest Income

The following table summarizes the components of non-interest income for the periods indicated.
-------------------------------------------------------------------------------
                                       For the three          For the nine
                                       months ended           months ended
                                       September 30,          September 30,
                              -------------------------------------------------
(In millions)                     2000          1999        2000          1999
-------------------------------------------------------------------------------
Service charges on deposit
  accounts                       $5.27         $5.10      $15.83        $14.90
Merchant credit card              1.05          0.98        3.01          2.65
Financial services
  commissions                     0.39          0.80        1.28          2.18
Debit card fees                   0.27          0.16        0.83          0.23
Mortgage banking income           0.20          0.16        0.62          0.56
Trust fees                        0.18          0.16        0.52          0.50
Other non-interest income         3.40          2.58        9.09          7.71
-------------------------------------------------------------------------------
  Total                         $10.76         $9.94      $31.18        $28.73
===============================================================================

The $820 thousand increase in non-interest income during the third quarter of 2000 compared to the third quarter of 1999, was due to increases in all non-interest income categories, with the exception of financial services commissions. The quarter year-to-year change includes $170 thousand higher service charges on deposit accounts including higher overdraft and returned item charges primarily due to the effect of a program implemented in the third quarter of 1999 through which charges escalate following a tiered system based on number of occurrences; $110 thousand in higher debit card fees as the new product, launched in the second quarter of 1999, had not yet reached full maturity during the third quarter of 1999; and $70 thousand higher merchant credit card income primarily due to increased sales volume and fee repricing. In addition, mortgage banking income increased $40 thousand from the same quarter of 1999 due to higher net gains on sales of loans in the secondary markets and trust fees were $20 thousand higher than 1999. The $820 thousand higher other non-interest income includes $315 thousand higher gains on sale of properties acquired in satisfaction of debt, a $250 thousand recorded gain realized on the repurchase of long-term indebtedness, $98 thousand higher safe deposit box fee income, $69 thousand increased fees from issuing official checks and $63 thousand higher settlement fees from ATM network servicers. Partially offsetting these changes, financial services commissions were $410 thousand lower than the third quarter of 1999, primarily due to lower sales volumes.

Comparing the first nine months of 2000 to the same period in 1999, non-interest income increased $2.45 million. The largest single contributor to this change is deposit accounts service fees, $930 thousand higher than prior year, in part due to the new overdraft and returned item fee program put in effect during the third quarter of 1999. In addition, debit card fees were $600 thousand higher than 1999, as the new product was launched during the second quarter of 1999 and had not yet reached its full potential by the third quarter of 1999; merchant credit card income was $360 thousand higher than the first nine months in the prior year due to increased volume of activity and fee repricing; mortgage banking income was $60 thousand higher than 1999 mainly due to $140 thousand higher net gains on the sale of loans in the secondary markets, partially offset by $50 thousand lower retained servicing fees and $30 thousand lower mortgage banking income due to decreased refinancing volume, and trust fees were $20 thousand higher than the prior year. The $1.38 million increase in other non-interest income category includes $370 thousand higher gains on sales of properties acquired in satisfaction of debt, $300 thousand higher safe deposit fee income, a $250 thousand recorded gain realized on the repurchase of long-term indebtedness; $200 thousand higher gains on the sale of official checks due to increased commissions from changing to an outside servicer, and $200 thousand higher income from ATM servicers primarily due to increased volume of activity. Completing the changes from the first nine months of 2000 compared to the same period in 1999, financial services commissions decreased $900 thousand mainly due to reduced sales volumes.

Non-interest Expense

The following table summarizes the components of non-interest expense for the periods indicated.
-------------------------------------------------------------------------------
                                       For the three          For the nine
                                       months ended           months ended
                                       September 30,          September 30,
                              -------------------------------------------------
(In millions)                     2000          1999        2000          1999
-------------------------------------------------------------------------------
Salaries and incentives         $10.24         $9.88      $29.91        $29.74
Other personnel                   2.71          2.62        8.23          8.23
Occupancy                         2.86          3.04        8.79          9.00
Equipment                         1.74          1.72        4.90          5.17
Data processing services          1.50          1.49        4.55          4.45
Courier service                   0.90          0.84        2.59          2.50
Postage                           0.50          0.52        1.53          1.64
Professional fees                 0.52          0.40        1.32          1.14
Merchant credit card              0.41          0.40        1.20          1.07
Stationery and supplies           0.43          0.42        1.16          1.18
Advertising/public relations      0.35          0.31        0.93          0.96
Loan expense                      0.26          0.28        0.81          0.99
Operational losses                0.14          0.28        0.64          0.83
Other real estate owned           0.32          0.02        0.42          0.21
Other non-interest expense        2.72          2.54        7.71          7.35
-------------------------------------------------------------------------------
Total                           $25.60        $24.76      $74.69        $74.46
===============================================================================
Average full time equivalent s   1,078         1,088       1,077         1,102
Non-interest expense to revenues
  ("efficiency ratio")(FTE)      42.70%        42.51%      42.61%        43.22%
===============================================================================

Non-interest expense of $25.60 million in third quarter of 2000 was $840 thousand higher than the same quarter in 1999. Although the Company continued to control costs through efficiencies and consolidation of operations, the current quarter was impacted by one-time costs associated to the acquisition of FCB. Included in the change are $450 thousand higher employee related expenses primarily due to termination agreements; $300 thousand higher write-downs of properties acquired in satisfaction of debt to reflect current market values; $120 thousand higher professional fees, including higher legal expenses particularly concentrated around problem credit issues; $60 thousand higher courier service costs due to increased activity to service additional branches; and $40 thousand higher advertising/public relations expense primarily due to increased advertising expenses related to the Money Outlet, Inc., the Company's new subsidiary, primarily engaged in advancing cash in exchange for postdated paychecks. In addition, equipment expense was $20 thousand higher than the third quarter of 1999, primarily due to increased maintenance costs to upgrade hardware and software to accommodate the merger of bank subsidiaries partially offset by lower depreciation costs as certain assets, after the mergers, became obsolete; and data processing, merchant credit card and stationery and supplies expenses were $10 thousand, each, higher than the same quarter in the prior year primarily due to costs related to additional programming efforts, volume, and charge-offs of inventories, respectively, due to the recent subsidiary bank mergers. The $180 thousand increase in other non-interest expense includes $106 thousand higher amortization of intangibles and $64 thousand increased assessments associated with higher level of deposits: both changes are due to the acquisition of FCB. Partially offsetting these changes, occupancy expense was $180 thousand lower than the first nine months of 1999 primarily due to reduced rental of bank premises, mainly due to lease expirations, and lower depreciation expense, and operational losses were $140 thousand lower, primarily due to lower sundry losses related to fraudulent activity at the branches and write-offs of accounting differences. Completing the favorable changes from prior year, postage and loan expense were $20 thousand, each, lower than 1999.

Comparing the first nine months of 2000 with 1999, non-interest expense increased $230 thousand. Costs related to properties acquired in satisfaction of debt were $210 thousand higher than prior year primarily due to higher write-downs resulting from recent appraisals to adjust to current market values; professional fees were $180 thousand higher primarily due to increased legal fees in connection with problem credits and the formation of the Company's new subsidiary, Money Outlet, Inc., and higher accounting and consulting costs associated with mergers and acquisitions; employee related costs were $170 thousand higher, in part due to increased employee benefits related to a new program implemented at the beginning of 2000 and higher salaries including termination agreements honored in 2000 associated with the acquisition of FCB, partially offset by lower bonus accruals as 1999 included an adjustment to correct prior year's underaccruals; merchant credit card costs were $130 thousand higher mainly due to higher volume and fee restructuring; data processing costs increased $100 thousand in part due to contract renegotiations with the Company's primary servicer; and courier costs were $90 thousand higher than the first nine months of 1999 including costs related to servicing higher number of branches. Included in the $360 thousand increase in the other non-interest expense category, are $210 thousand higher assessments primarily due to increased level of deposits, and $106 thousand higher amortization of intangible assets, resulting from the acquisition of FCB. Partially offsetting these changes, equipment expense was $270 thousand lower than the first nine months of 1999 primarily due to lower depreciation as assets added through prior years' mergers reached fully depreciated lives; occupancy costs were $210 thousand lower in part due to lower depreciation expense, lower rental expense due to termination of leases, and increased sublease income mainly due to applied lease cancellation charges and Management's increased efforts to sublet properties tied to strict lease agreements; operational losses were $190 thousand lower primarily due to reduced fraudulent activities at the branches and sundry losses pending resolution; and loan expense was $180 thousand lower than the first nine months of 1999 primarily due lower appraisal and foreclosure charges partially offset by higher credit report costs. Completing the year-to-date, year-to-year non-interest expense changes, postage expense was $110 thousand lower than 1999; advertising/public relations expenses were $30 thousand lower, primarily due to lower costs associated with the publication and mailing of shareholders' reports partially offset by increased advertising costs related to Money Outlet, Inc., and $20 thousand lower stationery and supplies expense primarily due to lower purchases and usage of inventories.

Provision for Income Tax

During the third quarter of 2000, the Company recorded income tax expense of $9.8 million, $55 thousand higher than the third quarter of 1999; on a year-to-date basis, income tax expense was $28.4 million for 2000 compared to $28.6 million in 1999. The current provision represents an effective tax rate of 32.6 percent, compared to 33.7 percent, for the third quarter of 1999; for the first nine months of 2000, the effective tax rate was 32.5 percent, compared to 33.6 recorded in 1999. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly higher revenues recognized from tax-exempt loans and state and municipal securities.

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

The following is a summary of classified assets on the dates indicated:
-----------------------------------------------------------------
                                                         At
                                     At September 30,December 31,
                                     ----------------------------
(In millions)                     2000          1999        1999
-----------------------------------------------------------------
Classified loans                 $37.3         $45.0       $41.3
Other classified assets            2.0           2.2         3.3
-----------------------------------------------------------------
Total classified assets          $39.3         $47.2       $44.6
=================================================================
Allowance for loan losses
  as a percentage of
  classified loans                 140%          115%        125%
=================================================================

Classified loans at September 30, 2000, decreased $7.7 million or 17 percent to $37.3 million from September 30, 1999, reflecting the continued enforcing of the Company's strict credit standards and a continuing stronger economy. The decrease was principally due to reductions of classified commercial and commercial real estate loans. Other classified assets decreased $200 thousand from September 30, 1999, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned") partially offset by new foreclosures on loans with real estate collateral. The $4.0 million decrease in classified loans from December 31, 1999, was principally due to reductions in commercial and commercial real estate loans. The $1.3 million reduction in other classified assets from December 31, 1999, was mainly due to sales and write-downs of other real estate owned properties.

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

The following is a summary of non-performing assets on the dates indicated:
-----------------------------------------------------------------
                                                         At
                                     At September 30,December 31,
                                     ----------------------------
(In millions)                     2000          1999        1999
-----------------------------------------------------------------
Performing non-accrual loans     $3.65         $3.08       $3.46
Non-performing,
     non-accrual loans            5.19          6.63        5.50
-----------------------------------------------------------------
   Total non-accrual loans        8.84          9.71        8.96

Loans 90 days past due and
  still accruing                  0.53          0.52        0.58
-----------------------------------------------------------------
  Total non-performing loans      9.37         10.23        9.54
-----------------------------------------------------------------
Restructured loans                  --            --          --
Other real estate owned           2.02          2.19        3.27
-----------------------------------------------------------------
 Total non-performing assets    $11.39        $12.42      $12.81
=================================================================
Allowance for loan losses
  as a percentage of
  non-performing loans             557%          505%        540%
=================================================================

Performing non-accrual loans increased $570 thousand to $3.65 million at September 30, 2000, from $3.08 million at September 30, 1999, and $190 thousand from $3.46 million outstanding at December 31, 1999. Non-performing, non-accrual loans of $5.19 million at September 30, 2000, decreased $1.4 million from September 30, 1999, and $310 thousand from December 31, 1999. The increases in performing non-accrual loans from prior periods presented resulted primarily from the addition of commercial loans, while the decrease in non-performing non-accrual loans from prior year and prior quarter-end reflects payoffs and sales of commercial and commercial real estate loans. The $1.01 million and $1.21 million decreases in other real estate owned balances from September 30 and December 31, 1999, respectively, were due to write-downs and liquidations net of foreclosures of real estate properties acquired in satisfaction of debt.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and nine months ended September, 2000, if all such loans had been current in accordance with their original terms, was $208 thousand and $373 thousand, respectively, compared to $187 thousand and $538 thousand, respectively, for the three and nine months ended September of 1999. The amount of interest income that was recognized on non-accrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2000, totaled $160 thousand and $368 thousand, respectively, compared to $369 thousand and $851 thousand, respectively, for the comparable periods in 1999. Total cash payments received, including those recorded in prior periods, which were applied against the book balance of non-accrual loans outstanding at September 30, 2000, totaled approximately $563 thousand.

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

Allowance for Loan Losses
The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $52.2 million allowance for loan losses, which constituted 2.12 percent of total loans at September 30, 2000, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:
-------------------------------------------------------------------------------
                                       For the three          For the nine
                                       months ended           months ended
                                       September 30,          September 30,
                              -------------------------------------------------
(In millions)                     2000          1999        2000          1999
-------------------------------------------------------------------------------
Balance, beginning
  of period                      $52.1         $51.7       $51.6         $51.3
Loan loss provision                0.9           1.2         2.8           3.6

Loans charged off                 (2.7)         (2.3)       (6.1)         (6.1)
Recoveries of previously
   charged-off loans               0.9           1.0         2.9           2.8
-------------------------------------------------------------------------------
  Net credit losses               (1.8)         (1.3)       (3.2)         (3.3)
FCB acquisition                    1.0            --         1.0            --
-------------------------------------------------------------------------------
Balance, end of period           $52.2         $51.6       $52.2         $51.6
===============================================================================
Allowance for loan losses
  as a percentage
  of loans outstanding            2.12%         2.22%
=====================================================

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 200 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. It is the policy of the Company to require that such simulated NII changes should be always less than 10 percent or steps must be taken to reduce interest-rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer look at the risk will be put in place to determine what steps could be taken to control risk should it grow worse. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 2000 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At September 30, 2000 and 1999, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 1999 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At September 30, 2000, there were no substantial changes in the information on market risk that was disclosed in the Company's Form 10-Ks since 1997.

Liquidity
The Company's principal source of asset liquidity is marketable investment securities available for sale. At September 30, 2000, investment securities available for sale totaled $940 million, representing a decrease of $74.0 million from September 30, 1999. In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 2000 and 1999 generated substantial cash flows, which are included in the totals provided from operations of $68.4 million and $71.4 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.

During the first nine months of 2000, the Company experienced a $107.3 million increase in deposits which, added to a $4.5 million increase resulting from the issuance of new shares of common stock primarily to meet stock option program requirements, account for cash provided by the Company's financing activities. These cash inflows were offset by decreases in short- and long-term debt of $127.9 million and $10.5 million, respectively, and the effect of stock repurchase programs and dividends paid to shareholders of $39.3 million and $20.0 million, respectively.

The Company uses cash flows from operating and financing activities primarily to invest in loans and investment securities. Purchases of investment securities net of maturities decreased $68.5 million during the first nine months of 2000 compared to an increase of $71.6 million during the comparable period in 1999. The Company's more aggressive loan marketing strategies resulted in increased net loan disbursements, which totaled $78.7 million and $29.2 million for the first nine months of 2000 and 1999, respectively.

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

Since the beginning of 1994 and through September 30, 2000, the Board of Directors of the Company has authorized the repurchase of
8.0 million shares of the Company's common stock from time to time, subject to appropriate regulatory and other accounting requirements. The Company acquired 628,000 shares of its common stock in the open market during the first nine months of 2000, (128,000 in the third quarter) at an average price of approximately of $27 per share, 1,000,000 in 1999, 996,000 in 1998, 1,040,886 in
1997, and 1,207,800, 721,350 and 93,000 in 1996, 1995 and 1994,
respectively. So far, these repurchases have been made periodically in the open market with the intention to lessen the dilutive impact of issuing new shares to meet stock performance, option plans, acquisitions and other requirements.

In addition to these systematic repurchases, a new plan to repurchase up to 1,750,000 of the Company's shares of common stock (the "Program") was approved by the Board of Directors on August 24, 2000. The Company's strong capital position and healthy profitability contributed to the approval of the Program, which was being implemented to optimize the Company's use of equity capital and enhance shareholder value. The Program supercedes a similar program previously in place as approved by the Board of Directors on August 26, 1999, under which 1,507,261 shares at an average price of approximately $29 per share (40,000 for the third quarter and 710,000 for the first nine months of 2000) were purchased in open market transactions. As of September 30, 2000, there had been no market share repurchases pursuant to the Program.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $331.3 million at September 30, 2000. This amount reflects the issuance of approximately 671,000 shares of common stock totaling $19.7 million associated with the acquisition of FCB and the generation and retention of earnings, partially offset by the effect of stock repurchases and dividends paid to shareholders. The level of equity at September 30, 2000 represents an increase of $14.9 million or 5 percent from September 30, 1999, and an increase of $30.7 million, or 10 percent, from December 31, 1999. As a consequence of the increase in shareholders' equity, the Company's ratio of equity to total assets increased to 8.32 percent at September 30, 2000, from 8.13 percent and 7.72 percent at September 30 and December 31, 1999, respectively. The ratio of Tier I capital to risk-adjusted assets was 10.35 percent at September 30, 2000, compared to 10.24 percent at September 30, 1999, and 9.82 percent at December 31, 1999. Total capital to risk-adjusted assets was
11.76 percent at September 30, 2000, compared to 12.16 percent at September 30, 1999, and 11.75 percent at December 31, 1999.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:
-----------------------------------------------------------------
                                             At          Minimum
                       At September 30, December 31,  Regulatory
                     ------------------ -------------    Capital
                         2000     1999          1999 Requirements
-----------------------------------------------------------------
Tier I Capital          10.35%   10.24%         9.82%       4.00%
Total Capital           11.76%   12.16%        11.75%       8.00%
Leverage ratio           8.04%    7.96%         7.48%       4.00%

The risk-based Tier I capital ratio increased at September 30, 2000, compared to September 30 and December 31, 1999, primarily due to the increase in the total level of shareholders' equity due to the FCB's acquisition and the generation and retention of earnings, partially offset by common stock repurchases and dividends paid to shareholders. The reduction in the Total Capital ratio from September 31, 1999, includes a reduction in the allowable portion of a subordinated capital note issued by Westamerica Bank, which is discounted, for regulatory capital purposes, as it approaches maturity. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. As shown in the table above, all ratios are in excess of the regulatory definition of "well capitalized".

Interim Periods

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


                                       WESTAMERICA BANCORPORATION
                                       (Registrant)



Date: October 31, 2000                 /s/ DENNIS R. HANSEN
                                       --------------------
                                       Dennis R. Hansen
                                       Senior Vice President
                                       and Controller
                                       Chief Accounting Officer


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

                              None

         Item 6 - Exhibits and Reports on Form 8-K

                      (a) Exhibit 11: Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common Shares Assuming Full Dilution

                      (b)     Exhibit 27 : Financial Data Schedule


                      (c)     Reports on Form 8-K

                              On August 17, 2000, the Company filed a
                              report on Form 8-K announcing that the
                              acquisition of First Counties Bank had been finalized as of that day. The acquisition had been approved by First Counties Bank shareholders on June 22, 2000, and by the Federal Reserve Bank Board on August 2, 2000.

                              On August 24, 2000, the Company filed a
                              report on Form 8-K in connection with an open ended stock repurchase plan whereby the Board of Directors of the Company authorized the Company to repurchase, as conditions warrant, up to an aggregate of 2,750,000 shares of its common stock through open-market and privately negotiated transactions.