Form 10-K
period 2000-12-31
WESTAMERICA BANCORPORATION
filed 2001-03-30
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


(Mark one)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended December 31, 2000

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

Aggregate market value of the voting stock held by
non-affiliates of the registrant, computed by reference to
the closing price of the stock, as of March 20, 2001:
$1,171,885,580.25

Number of shares outstanding of each of the registrant's classes of common stock, as of March 20, 2001

Title of Class
Common Stock, no par value

Shares Outstanding
35,680,354

DOCUMENTS INCORPORATED BY REFERENCE
Document *
Proxy Statement dated March 21, 2001
for Annual Meeting of Shareholders
to be held on April 26, 2001

Incorporated into:
Part III

* Only selected portions of the documents specified are incorporated by reference into this report, as more particularly described herein. Except to the extent expressly incorporated herein by reference, such documents shall not be deemed to be filed as part of this Annual
Report on Form 10-K.

TABLE OF CONTENTS

PART I                                                                Page

Item 1   Business                                                       1
Item 2   Description of Properties                                     19
Item 3   Legal Proceedings                                             19
Item 4   Submission of Matters to a Vote of Security Holders           19

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters                                           20
Item 6   Selected Financial Data                                       22
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     23
Item 8   Financial Statements and Supplementary Data                   50
Item 9   Changes in and Disagreements on Accounting
         and Financial Disclosure                                      87

PART III

Item 10  Directors and Executive Officers of the Registrant            87
Item 11  Executive Compensation                                        88
Item 12  Security Ownership of Certain Beneficial Owners
         and Management                                                88
Item 13  Certain Relationships and Related Transactions                88

PART IV

Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                           89

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


WESTAMERICA BANCORPORATION (the "Company") is a bank holding company registered under the Bank Holding Company
Act of 1956 ("BHC"), as amended. The Company was incorporated under the laws of the State of California as "Independent Bankshares Corporation" on February 11, 1972.
Its principal executive offices are located at 1108 Fifth
Avenue, San Rafael, California 94901, and its telephone number is (415) 257-8000. The Company provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank ("WAB"). WAB is subject to competition from other financial institutions and regulations from certain agencies and undergoes periodic examinations by those regulatory authorities.
In addition, the Company also owns 100 percent of the capital stock of Community Banker Services
Corporation, a company engaged in providing the Company and its subsidiaries data processing services and other support functions.

The Company was originally formed pursuant to a plan of reorganization among three previously unaffiliated banks.
The reorganization was consummated on December 31, 1972 and, on January 1, 1973, the Company began operations as as a bank holding company.

In mid-1983, the Company consolidated its six subsidiary banks into a single bank named Westamerica Bank ("WAB"), a national banking association organized and existing under the laws of the United States. WAB became a state-chartered bank in June 1993.

On February 28, 1992, the Company acquired John Muir
National Bank for the issuance of the Company's Common
Stock. The business transaction was accounted for on a pooling-of-interests basis.

On April 15, 1993, the Company acquired Napa Valley
Bancorp, a bank holding company, whose subsidiaries included Napa Valley Bank and Napa Valley Bancorp Services
Corporation, which was established to provide data processing and other services to Napa Valley Bancorp's subsidiaries. This business transaction was accounted for on a pooling-of-interests basis. Shortly after, the name of Napa Valley Bancorp Services Corporation was changed to
Community Banker Services Corporation.

In 1995, the Company acquired PV Financial (parent company of PV National Bank), Capital Bank Sacramento and North
Bay Bancorp (parent company of Novato National Bank).
Under the terms of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired companies. The subsidiary banks acquired were merged with and into WAB. These business combinations were accounted for as poolings-of-interests.

On April 12, 1997, the Company acquired ValliCorp
Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. The acquisition became effective through the issuance of shares of the Company's common stock in exchange for all of the outstanding shares of ValliCorp Holdings, Inc. The business combination was accounted for on a pooling-of-interests basis. ValliWide
Bank was merged with and into WAB.

On January 22, 1998, the Board of Directors of the Company authorized a three-for-one split of the Company's common stock in which each share of the Company's common stock is converted into three shares, with record and effective dates of February 10 and February 25, 1998, respectively.

On August 17, 2000 the Company acquired First Counties Bank under which each outstanding share of First Counties Bank was exchanged for .8035 shares of the Company's common stock. The acquisition was valued at approximately $19.7 million. and accounted for on the purchase accounting method.
The activities and assets and liabilities of First Counties Bank were fully merged into WAB in September 2000.
First Counties Bank had $91 million in assets and offices in Lake, Napa, and Colusa counties.

At December 31, 2000, the Company had consolidated assets of approximately $4.03 billion, deposits of approximately
$3.24 billion and shareholders' equity of approximately
$337.7 million.


General

Westamerica Bancorporation is a community oriented bank holding company headquartered in San Rafael, California.
The principal communities served are located in Northern and Central California, from Mendocino, Lake, Colusa and
Nevada Counties in the North, to Kern and San Luis Obispo counties in the South. The Company's strategic focus is on the banking needs of small businesses. The Company chose this particular focus in the late 1980's as it recognized that concentrating on a few niche markets was the key to the Company's profitable survival in the consolidating banking business.


Certain Additional Business Risks

The Company's business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

Shares of Company common stock eligible for future sale could have a dilutive effect on the market for Company common stock and could adversely affect the market price.
The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two classes of 1 million shares each, denominated "Class B
Common Stock" and "Preferred Stock", respectively) of which approximately 36.3 million were outstanding at December 31, 2000. Pursuant to its stock option plans, at December 31, 2000, the Company had exercisable options outstanding of 1.6 million. As of December 31, 2000, 1.0 million shares of Company common stock remained available for grants under the Company's stock option plans (and stock purchase plan). Sales of substantial amounts of Company common stock in the public market could adversely affect its market price of common stock.

A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2000, real estate served as the principal source of collateral with respect to approximately 55 percent of the Company's loan portfolio. A worsening of current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available-for-sale securities portfolio, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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


Employees

At December 31, 2000, the Company and its subsidiaries employed 1,095 full-time equivalent staff. Employee relations are believed to be good.

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


Supervision and Regulation

Regulation and Supervision of Bank Holding Companies
The following is not intended to be an exhaustive description of the statutes and regulations applicable to the Company's or WAB's business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Moreover, major new legislation and other regulatory changes affecting the Company, WAB, banking, and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

The Company is a bank holding company subject to the Bank
Holding Company Act of 1956, as amended (the BHCA).  The
Company reports to, registers with, and may be examined by, the Board of Governors of the Federal Reserve System (FRB).
The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

On March 11, 2000, the Gramm-Leach-Bliley Act, or the
Financial Services Act of 1999 (the "FSA"), became effective.
This Act amended certain portions of the BHCA, subject to conditions. See "Recently Enacted Legislation" below for more information.

The Company is a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and WAB are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the "Commissioner").

The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See "Capital Standards." The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms." Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across states lines, thereby creating interstate branches. Furthermore, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

Under California law, (a) out-of-state banks that wish to establish a California branch office to conduct core banking business must first acquire an existing five year old California bank or industrial bank by merger or purchase, (b) California state-chartered banks are empowered to conduct various authorized branch-like activities on an agency basis through affiliated and unaffiliated insured depository institutions in California and other states and (c) the Commissioner is authorized to approve an interstate acquisition or merger that would result in a deposit concentration exceeding 30% if the Commissioner finds that the transaction is consistent with public convenience and advantage. However, a state bank chartered in a state other than California may not enter California by purchasing a California branch office of a California bank or industrial bank without purchasing the entire entity or by establishing a de novo California bank.

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements which might adversely affect a bank holding company's financial position. Under the FRB policy, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions" for additional restrictions on the ability of the Company and WAB to pay dividends.

Transactions between the Company and WAB are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees, which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from WAB if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

Comprehensive amendments to federal regulations governing bank holding companies and change in bank control (Regulation Y) became effective in 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions prescribed for bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions which it controls must meet the "well-capitalized" and "well-managed" criteria set forth in Regulation Y.

To qualify as "well-capitalized," the bank holding company must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater; (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater; and (iii) not be subject to any order by the FRB to meet a specified capital level.
Its lead insured depository institution must be well-capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions which are well-capitalized, and none of its insured depository institutions may be undercapitalized.

To qualify as "well-managed": (i) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory; (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings; and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

Bank Regulation and Supervision

WAB is a California chartered bank insured by the Federal Deposit Insurance Corporation (the "FDIC"), and as such is subject to regulation, supervision and regular examination by the California Department of Financial Institutions ("DFI") and the FDIC. As a member of the Federal Reserve System, WABs primary federal regulator is the FRB. The regulations of these agencies affect most aspects of WABs business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.

In addition to federal banking law, WAB is also subject to applicable provisions of California law. Under California law, WAB is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital and reserve requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities. Whenever it appears that the contributed capital of a California bank is impaired, the Commissioner shall order the bank to correct such impairment. If a bank is unable to correct the impairment, such bank is required to levy and collect an assessment upon its common shares. If such assessment becomes delinquent, such common shares are to be sold by the bank.

California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), however, imposes limitations on the activities and equity investments of state chartered, federally insured banks. FDICIA also prohibits a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the deposit insurance fund. The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those activities which have been approved by the FRB for bank holding companies because such activities are so closely related to banking as to be a proper incident thereto. Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

Capital Standards

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

In determining the capital level WAB is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and have special rules which have the effect of reducing the amount of capital they will recognize for purposes of determining its capital adequacy.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock, other types of qualifying preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available-for-sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets which can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

On October 1, 1998, the FDIC adopted two rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on debt and equity securities to be recognized for risk-based capital purposes as of September 1, 1998. The FDIC rules also provide that a qualifying institution that sells small business loans and leases with recourse must hold capital only against the amount of recourse retained. In general, a qualifying institution is one that is well-capitalized under the FDIC's prompt corrective action rules. The amount of recourse that can receive the preferential capital treatment cannot exceed 15% of the institution's total risk-based capital.

In addition to the risk-based guidelines, the federal banking agencies require banking organizations to maintain a minimum amount of Tier 1 capital to adjusted average total assets, referred to as the leverage capital ratio. For a banking organization rated in the highest of the five categories used to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, must be at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios which apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As of December 31, 2000, the Company's and WABs respective ratios exceeded applicable regulatory requirements. See
Note 8 to the consolidated financial statements for capital ratios of the Company and WAB, compared to the standards for well-capitalized depository institutions and for minimum capital requirements.

The federal banking agencies take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is made as a part of the institution's regular safety and soundness examination. The federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off balance sheet position) in evaluation of a bank's capital adequacy.

Prompt Corrective Action and Other Enforcement Mechanisms

FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

                                                  Total         Tier 1
                                                Risk-Based    Risk-Based     Leverage
                                                 Capital       Capital        Ratio
Well capitalized                                  10.00%        6.00%         5.00%
Adequately capitalized                             8.00         4.00          4.00
Undercapitalized (less than)                       8.00         4.00          4.00
Significantly undercapitalized (less than)         6.00         3.00          3.00
Critically undercapitalized
  Tangible equity/ total assets (less than)        2.00

An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Safety and Soundness Standards

FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution's noncompliance with one or more standards.


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

In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less any distributions to shareholders during this period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the bank's retained earnings, the bank's net income for its last fiscal year or the bank's net income for its current fiscal year.

The federal banking agencies also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

Premiums for Deposit Insurance and Assessments for
Examinations

WABs deposits are insured by the Bank Insurance Fund (BIF) administered by the FDIC. FDICIA established several mechanisms to increase funds to protect deposits insured by the BIF administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions which are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of insurance premiums will be.


Community Reinvestment Act and Fair Lending Developments

WAB is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.


Recently Enacted Legislation

On March 11, 2000, the Financial Services Act of 1999 (the
FSA) became effective. The FSA repealed provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The BHCA was also amended by the FSA to allow new "financial holding companies" ("FHCs") to offer banking, insurance, securities and other financial products to consumers. Specifically, the FSA amended section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. A bank holding company ("BHC") may elect to become a FHC if all its subsidiary depository institutions are well-capitalized and well-managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the new list of permissible activities in section 4(k) of the BHCA. However, notice must be given to the FRB within 30 days after a FHC has commenced one or more of the financial activities. The Company has not elected to become a FHC.

Under the FSA, FDIC-insured state banks, subject to various requirements, as well as national banks, are permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the bank must also be well-capitalized and well-managed and have received at least a "satisfactory" rating in its most recent CRA examination.
The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.


Pending Legislation and Regulations

Certain pending legislative proposals include bills to permit banks to pay interest on business checking accounts, to cap consumer liability for stolen debit cards, to enact privacy rules designed to regulate the ability of financial institutions to use or share customer information, to end certain predatory lending practices, to allow the payment of interest on reserves that financial institutions must keep with FRB and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy. A proposal to merge the FDIC's two funds, the BIF and the Savings Association Insurance Fund, is also being discussed. The Company also expects that during 2001, the Financial Accounting Standards Board will issue guidance as to whether to retain the pooling-of-interests method of accounting for business combinations and related issues, including whether to adopt an impairment-only approach to amortization of goodwill.

While the effect of such proposed legislation on the business of the Company cannot be accurately predicted at this time, it seems likely that a significant amount of consolidating in banking industry will continue.


Competition

In the past, WAB's principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions.
To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and certain retail establishments have offered investment vehicles which also compete with banks for deposit business. Federal legislation in recent years has encouraged competition between different types of financial institutions and fostered new entrants into the financial services market, and it is anticipated that this trend will continue.

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

According to information obtained through an independent market research firm, WAB was the seventeenth largest financial institution in California in terms of total deposits at December 31, 1999. In the individual markets in which it has branch offices, WAB was the fourth largest financial institution, with a market share of approximately 7.74%. The share of individual markets within the overall market varies, with the most dominant continuing to be in the San Rafael area of Marin County, where WAB ranked first with 20.3 percent of the total deposit market among federally-insured depository institutions. WAB's share of the other markets it serves in Marin County was 19.1 percent, ranking it third. According to the same source of information, WAB ranked second in total deposits market share in the Lake County service area with 16 percent of the total. WAB ranked fourth in its Sonoma-Napa counties service area, with approximately a 9.7 percent share of the market, and fourth in the Solano county service area, with a market share of approximately 9 percent, and was fifth in the Fresno service area with approximately 6.9 percent of total deposits. WAB also ranked fifth in the markets it serves in portions of Kern, San Luis Obispo, Tulare and Kings counties with approximately 5.5 percent of the market. WAB's market share in the Greater Sacramento service area was approximately 5 percent, ranking sixth among its competitors. In the service area encompassing offices throughout Stanislaus, Sonora, and Merced counties, WAB ranked eighth among its competitors with 4.3 percent of total deposits. WAB also ranked eighth with 3.0 percent of the total deposit market in the areas it serves in Contra Costa county.

ITEM 2. Properties

Branch Offices and Facilities

WAB is engaged in the banking business through 94 offices in 24 counties in Northern and Central California including eleven offices each in Marin and Fresno
Counties, nine in Sonoma County, seven in Napa County, six each in Solano, Kern, Stanislaus and Contra Costa
Counties, five in Lake County, four in San Luis Obispo
County, three each in Mendocino and Sacramento Counties, two each in Nevada, Placer, Tulare and Tuolumne and Alameda Counties, one each in San Francisco, Kings,
Madera, Merced, Yolo and Colusa Counties.
All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 38 branch office locations and one administrative building and leases 77 banking offices.
Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.


ITEM 3.  Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Company's business, none of which are expected to have a material adverse impact upon the Company's business, financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security
Holders

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2000.


PART II

ITEM 5. Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock is traded on the NASDAQ
National Market Exchange ("NASDAQ") under the symbol
"WABC". The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ:
============================================================
  2000:                                  High           Low
------------------------------------------------------------
First quarter                          $27.75        $21.00
Second quarter                         $30.06        $24.38
Third quarter                          $33.56        $27.00
Fourth quarter                         $43.75        $30.69

  1999:

First quarter                          $37.50        $31.63
Second quarter                          37.13         30.00
Third quarter                           36.50         28.94
Fourth quarter                          35.13         26.63
============================================================

As of December 31, 2000, there were 8,747 shareholders of record of the Company's common stock.

The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. As of December 31, 2000, $154.8 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

See Note 17 to the consolidated financial statements included in this report for additional information regarding the amount of cash dividends declared and paid on common stock for the two most recent fiscal years.

As discussed in Note 7 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (the "Right") for each outstanding share of common stock. The terms of the Rights were most recently amended and restated on October 28, 1999, to become effective on November 19, 1999. The new amended plan is very similar in purpose and effect to the plan as it existed prior to this amendment, aimed at helping the Board of Directors to maximize shareholder value in the event of a change of control of the Company and otherwise resist actions that the Board considers likely to injure the Company or its shareholders. In addition to extending the maturity date of the plan to December 31, 2004, the other material changes included: (1) an increase in the exercise price to $75.00 per share; (2) a decrease in the redemption price of each Right to $.001; and (3) a reduction in the amount of securities required to be acquired for a person or entity to become an Acquiring Person, thus triggering the shareholders' rights, from 15 percent to 10 percent.

ITEM 6. Selected Financial Data

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

=========================================================================================================

                                                   2000         1999        1998        1997        1996
---------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands, except per share data)
Year ended December 31
Interest income                                $269,516     $257,656    $266,820    $270,670    $274,182
Interest expense                                 88,614       78,456      86,665      88,054      91,700
---------------------------------------------------------------------------------------------------------
Net interest income                             180,902      179,200     180,155     182,616     182,482
Provision for loan losses                         3,675        4,780       5,180       7,645      12,306
Non-interest income                              41,130       40,174      37,805      37,013      36,307
Non-interest expense                            100,198      100,133     101,408     137,878     136,051
---------------------------------------------------------------------------------------------------------
Income before income taxes                      118,159      114,461     111,372      74,106      70,432
Provision for income taxes                       38,380       38,373      37,976      25,990      23,605
---------------------------------------------------------------------------------------------------------
      Net income                                $79,779      $76,088     $73,396     $48,116     $46,827
=========================================================================================================

Earnings per share:
      Basic                                       $2.19        $1.97       $1.76       $1.12       $1.10
      Diluted                                      2.16         1.94        1.73        1.10        1.08
Per share:
      Dividends paid                              $0.74        $0.66       $0.52       $0.36       $0.30
      Book value at December 31                    9.32         8.10        9.25        9.51        8.84

Average common shares outstanding                36,410       38,588      41,797      43,040      42,759
Average diluted common shares outstanding        36,936       39,194      42,524      43,827      43,358
Shares outstanding at December 31                36,251       37,125      39,828      42,799      42,889

At December 31
Loans, net                                    2,429,880    2,269,272   2,246,593   2,211,307   2,236,319
Total assets                                  4,031,381    3,893,187   3,844,298   3,848,444   3,866,774
Total deposits                                3,236,744    3,065,344   3,189,005   3,078,501   3,228,700
Short-term borrowed funds                       386,942      462,345     203,671     264,848     167,447
Debt financing and notes payable                 31,036       41,500      47,500      52,500      58,865
Shareholders' equity                            337,747      300,592     368,596     407,152     379,279

Financial Ratios:

For the year:
     Return on assets                              2.06%        1.99%       1.94%       1.28%       1.24%
     Return on equity                             25.78%       23.31%      19.48%      12.71%      13.22%
     Net interest margin *                         5.48%        5.46%       5.52%       5.63%       5.54%
     Net loan losses to average loans              0.17%        0.20%       0.20%       0.35%       0.51%
     Efficiency ratio *                           42.45%       43.19%      44.25%      60.15%      60.08%
At December 31:
     Equity to assets                              8.38%        7.72%       9.59%      10.58%       9.81%
     Total capital to risk-adjusted assets        11.61%       11.75%      13.79%      14.76%      14.95%
     Loan loss reserve to loans                    2.11%        2.22%       2.23%       2.24%       2.23%


 * Fully taxable equivalent

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risk and uncertainties include, but are not limited to, the following factors: significantly increased competitive pressure in the banking industry; changes in the interest rate environment; less favorable general economic conditions resulting in a deterioration in credit quality; changes in the regulatory environment; changes in business conditions; volatility of rate-sensitive deposits; operational risks including data processing system failures or fraud; asset/liability matching and liquidity risks; and changes in the securities markets. For further information on risks and uncertainties see also "Certain Additional Business Risks" and other risks factors discussed elsewhere in this report.

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 50 through 84, as well as with the other information presented throughout the report.


NET INCOME

The Company achieved earnings of $79.8 million in 2000, representing a 4.9 percent increase from the $76.1 million earned in 1999, which was up 3.7 percent over 1998 earnings of $73.4 million.

Components of Net Income

---------------------------------------------------------------------------------
                                                    2000        1999        1998
---------------------------------------------------------------------------------
                                                         (In millions)
Net interest income *                             $194.9      $191.6      $191.4
Provision for loan losses                           (3.7)       (4.8)       (5.2)
Noninterest income                                  41.1        40.2        37.8
Noninterest expense                               (100.2)     (100.1)     (101.4)
Taxes *                                            (52.4)      (50.8)      (49.2)
---------------------------------------------------------------------------------
    Net income                                     $79.8       $76.1       $73.4
==================================================================================
Net income as a percentage of
  average total assets                              2.06%       1.99%       1.94%
==================================================================================
Average total assets                            $3,877.5    $3,828.3    $3,778.5
==================================================================================
* Fully taxable equivalent (FTE)

Diluted earnings per share in 2000 were $2.16, compared to $1.94 and $1.73 in 1999 and 1998, respectively.
Much of the improvement in current year's earnings is the result of higher net interest income, which grew by $3.3 million or 1.7% compared to 1999. Approximately two-thirds of that increase was due to higher levels of earning assets and the remainder to a a higher net interest margin. In addition the loan loss provision was reduced by $1.1 million, noninterest income grew $900 thousand and noninterest expense grew slightly. On August 17, 2000, the Company completed the acquisition of First Counties Bank, an institution with total assets of $90 million headquartered in Clearlake, California. The acquisition was accounted for as a purchase.

Earnings in 1999 increased $2.7 million over 1998, due to increased noninterest income, a reduction in noninterest expense reflective of continued expense controls, a lower loan loss provision and a slight increase in net interest income. The increase in net interest income was due to higher average earning asset balances offset by a lower net interest margin.

The Company's return on average total assets was 2.06 percent in 2000, compared to 1.99 percent and 1.94 percent in 1999 and 1998, respectively. Return on average equity in 2000 was 25.79 percent, compared to 23.31 percent and 19.48 percent in the two previous years.


NET INTEREST INCOME

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 2000 increased $3.3 million from 1999 to $194.9 million. Comparing 1999 to 1998, net interest income (FTE) increased $200 thousand.

Components of Net Interest Income

---------------------------------------------------------------------------------
                                                    2000        1999        1998
---------------------------------------------------------------------------------
                                                         (In millions)
Interest income                                   $269.5      $257.7      $266.8
Interest expense                                   (88.6)      (78.5)      (86.7)
FTE adjustment                                      14.0        12.4        11.3
---------------------------------------------------------------------------------
    Net interest income (FTE)                     $194.9      $191.6      $191.4
=================================================================================
Net interest margin (FTE)                           5.48%       5.46%       5.52%
=================================================================================

Interest income (FTE) increased $13.4 million from 2000 to 1999, primarily due to higher level of earning assets. Average loans outstanding grew $77 million to $2.37 billion, the results of an $85 million expansion of the commercial real estate loan portfolio plus $75 million in consumer loans, offset by decreases in commercial and residential real estate loans which declined $70 million and $12 million respectively. Partially offsetting the growth in loans, average investments declined $29 million. In addition to the net positive earning asset volume variance, the average rate earned on these assets also increased. Yields on loans grew from 8.28% in 1999 to 8.58% in 2000 while investments yields improved 16 basis points to 6.65%. Overall, the yield on the company's earning assets increased from 7.69% in 1999 to 7.97% in 2000.

Interest income (FTE) decreased $8.0 million from 1998 to 1999 primarily due to a 33 basis point decrease in earning asset yields, a combination of a 47 basis point lower yield and a 4 basis point decrease in the investment yield. These changes were reflective of a general decline in market rates, resulting in all categories of loan and investment securities yields being lower than prior year. Partially offsetting these changes, average earning asset balances increased $47 million from 1998, with loan and investment securities average balances increasing $30 million an $18 million, respectively from 1998.

Interest expense increased $10.1 million or 12.9% in 2000 due to the higher rates paid on interest-bearing liabilities. In 1999 the average rate paid was 3.00% while in 2000 it increased to 3.42%. The largest individual increase was the rate paid on public time deposits, which grew by 4.67% in 1999 to 6.03% in 2000. Another large contributor to the higher average rate was federal funds purchased, the rate on which increased from 5.09% to 6.18%. Partially offsetting these higher rates, the volume of interest-bearing liabilities decreased during
the year by $32 million or 1.2%.   The lower interest bearing liabilities
were replaced by Noninterest bearing transaction deposits, which grew $96 million. Interest expense decreased by $8.2 million in 1999 compared to 1998. This was the result of a decrease of 36 basis points in rates paid on interest bearing liabilities combined with a $66 million increase in the average balance of interest-free demand deposits, in part offset by a $36 million increase in the interest-bearing liabilities average balances.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate.


Distribution of assets, liabilities and shareholders' equity
Yields/rates and interest margin

---------------------------------------------------------------------------------
                                                       Full Year 2000
(dollars in thousands)                        -----------------------------------
                                                            Interest       Rates
                                                Average      income/     earned/
                                                 balance     expense        paid
---------------------------------------------------------------------------------
Assets
Money market assets and funds sold                  $529         $11        2.14 %
Trading account securities                             0           6        0.00
Investment securities
  Taxable                                        827,592      50,333        6.08
  Tax-exempt                                     363,355      28,828        7.93

Loans:
  Commercial                                   1,508,732     133,236        8.83
  Real estate construction                        50,560       6,132       12.13
  Real estate residential                        341,201      24,091        7.06
  Consumer                                       468,572      40,909        8.73
                                              ----------   ---------
Earning assets                                 3,560,541     283,546        7.96

Other assets                                     316,920
                                              -----------
    Total assets                              $3,877,461
                                              ===========
Liabilities and shareholders' equity
Deposits
  Noninterest bearing demand                    $953,667
  Savings and interest-bearing
    transaction                                1,350,238      22,827        1.69 %
  Time less than $100,000                        391,500      19,761        5.05
  Time $100,000 or more                          462,506      25,849        5.59
                                              ----------   ---------
    Total interest-bearing deposits            2,204,244      68,437        3.10
Funds purchased                                  341,857      17,668        5.17
Debt financing and notes payable                  35,159       2,509        7.14
                                              ----------   ---------
  Total interest-bearing liabilities           2,581,260      88,614        3.42
Other liabilities                                 33,023
Shareholders' equity                             309,511
                                              -----------
  Total liabilities and shareholders' equity  $3,877,461
                                              ===========
Net interest spread (1)                                                     4.54
Net interest income and interest margin (2)                 $194,932        5.48
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

Distribution of assets, liabilities and shareholders' equity.
Yields/rates and interest margin

---------------------------------------------------------------------------------
                                                       Full Year 1999
(dollars in thousands)                        -----------------------------------
                                                            Interest       Rates
                                                Average      income/     earned/
                                                 balance     expense        paid
---------------------------------------------------------------------------------
Assets
Money market assets and funds sold                  $308          $4        1.30 %
Trading account securities
Investment securities
  Taxable                                        862,589      52,151        6.05
  Tax-exempt                                     357,294      26,994        7.56

Loans:
  Commercial                                   1,493,045     126,939        8.50
  Real estate construction                        52,825       5,822       11.02
  Real estate residential                        352,578      24,335        6.90
  Consumer                                       393,938      33,855        8.59
                                              ----------   ---------
Earning assets                                 3,512,577     270,100        7.69

Other assets                                     315,673
                                              -----------
    Total assets                              $3,828,250
                                              ===========
Liabilities and shareholders' equity
Deposits
  Noninterest bearing demand                    $857,650
  Savings and interest-bearing
    transaction                                1,409,391      23,358        1.66 %
  Time less than $100,000                        410,092      18,106        4.42
  Time $100,000 or more                          425,949      19,446        4.57
                                              ----------   ---------
    Total interest-bearing deposits            2,245,432      60,910        2.71
Funds purchased                                  321,829      14,285        4.44
Debt financing and notes payable                  46,482       3,261        7.02
                                              ----------   ---------
  Total interest-bearing liabilities           2,613,743      78,456        3.00
Other liabilities                                 30,380
Shareholders' equity                             326,477
                                              -----------
  Total liabilities and shareholders' equity  $3,828,250
                                              ===========
Net interest spread (1)                                                     4.69
Net interest income and interest margin (2)                 $191,644        5.46
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

Distribution of assets, liabilities and shareholders' equity.
Yields/rates and interest margin

---------------------------------------------------------------------------------
                                                       Full Year 1998
(dollars in thousands)                        -----------------------------------
                                                            Interest       Rates
                                                Average      income/     earned/
                                                 balance     expense        paid
---------------------------------------------------------------------------------
Assets
Money market assets and funds sold                $1,003         $42        4.23 %
Trading account securities
Investment securities
  Taxable                                        854,315      53,699        6.29
  Tax-exempt                                     348,040      24,889        7.15

Loans:
  Commercial                                   1,427,788     129,258        9.05
  Real estate construction                        60,123       7,089       11.79
  Real estate residential                        386,066      27,729        7.18
  Consumer                                       388,106      35,340        9.11
                                              ----------   ---------
Earning assets                                 3,465,440     278,046        8.02

Other assets                                     313,012
                                              -----------
    Total assets                              $3,778,452
                                              ===========
Liabilities and shareholders' equity
Deposits
  Noninterest bearing demand                    $791,952
  Savings and interest-bearing
    transaction                                1,461,764      30,264        2.07 %
  Time less than $100,000                        438,052      21,840        4.99
  Time $100,000 or more                          381,754      19,247        5.04
                                              ----------   ---------
    Total interest-bearing deposits            2,281,570      71,351        3.13
Funds purchased                                  243,736      11,670        4.79
Debt financing and notes payable                  52,083       3,644        7.00
                                              ----------   ---------
  Total interest-bearing liabilities           2,577,389      86,665        3.36
Other liabilities                                 32,259
Shareholders' equity                             376,852
                                              -----------
  Total liabilities and shareholders' equity  $3,778,452
                                              ===========
Net interest spread (1)                                                     4.66
Net interest income and interest margin (2)                 $191,381        5.52
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


---------------------------------------------------------------------
For the years ended December 31,
(In thousands)
---------------------------------------------------------------------
                                          2000 compared with 1999
---------------------------------------------------------------------
                                       Volume       Rate       Total
---------------------------------------------------------------------
Increase (decrease) in interest and fee income:
  Money market assets and
    funds sold                             $6         $1          $7
  Trading account securities                7         (1)          6
  Investment securities (1)
         Taxable                       (2,823)     1,005      (1,818)
         Tax-exempt                     1,119        715       1,834

  Loans:
    Commercial (1)                        513      5,784       6,297
    Real estate construction             (257)       567         310
    Real estate residential              (805)       561        (244)
    Consumer                            5,557      1,497       7,054
---------------------------------------------------------------------
      Total loans (1)                   5,008      8,409      13,417
---------------------------------------------------------------------
Total increase (decrease) in
  interest and fee income (1)           3,317     10,129      13,446
---------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing             (321)      (210)       (531)
    Time less than $100,000              (874)     2,529       1,655
    Time $100,000 or more               1,973      4,430       6,403
---------------------------------------------------------------------
  Total interest-bearing                  778      6,749       7,527
  Funds purchased                         915      2,468       3,383
  Notes and mortgages payable            (481)      (271)       (752)
---------------------------------------------------------------------
    Total increase (decrease)
      in interest expense               1,213      8,945      10,158
---------------------------------------------------------------------
   Increase (decrease) in
      net interest income (1)          $2,104     $1,184      $3,288
=====================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Rate and volume variances.
---------------------------------------------------------------------
For the years ended December 31,
(In thousands)
---------------------------------------------------------------------
                                          1999 compared with 1998
---------------------------------------------------------------------
                                       Volume       Rate       Total
---------------------------------------------------------------------
Increase (decrease) in interest and fee income:
  Money market assets and
    funds sold                           ($19)      ($19)       ($38)
  Trading account securities                0          0           0
  Investment securities (1)
         Taxable                          527     (2,075)     (1,548)
         Tax-exempt                       674      1,431       2,105

  Loans:
    Commercial (1)                      6,992     (9,311)     (2,319)
    Real estate construction             (824)      (443)     (1,267)
    Real estate residential            (2,341)    (1,053)     (3,394)
    Consumer                              542     (2,027)     (1,485)
---------------------------------------------------------------------
      Total loans (1)                   4,369    (12,834)     (8,465)
---------------------------------------------------------------------
Total increase (decrease) in
  interest and fee income (1)           5,551    (13,497)     (7,946)
---------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing           (1,051)    (5,855)     (6,906)
    Time less than $100,000            (1,337)    (2,397)     (3,734)
    Time $100,000 or more               1,085       (886)        199
---------------------------------------------------------------------
  Total interest-bearing               (1,303)    (9,138)    (10,441)
  Funds purchased                       3,386       (771)      2,615
  Notes and mortgages payable            (393)        10        (383)
---------------------------------------------------------------------
    Total increase (decrease)
      in interest expense               1,690     (9,899)     (8,209)
---------------------------------------------------------------------
   Increase (decrease) in
      net interest income (1)          $3,861    ($3,598)       $263
=====================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $3.7 million for 2000, compared to $4.8 million in 1999 and $5.2 million in 1998. The reductions in the provision in 2000 and 1999 reflect the results of the Company's continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


Investment Portfolio

The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

The objective of the investment securities held to maturity is to strengthen the portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 114 months at December 31, 2000 and, on the same date, those investments included $203.0 million in fixed-rate and $25.0 million in adjustable-rate securities.

Investment securities available for sale are generally used to supplement the Banks' liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 2000, the Company held $921.3 million classified as investments available for sale. At December 31, 2000, an unrealized gain of $7.2 million net of taxes of $5.6 million related to these securities, was held in shareholders' equity.

The Company had no trading securities at December 31, 2000.

For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

The following table shows the carrying amount (fair value) of the Company's investment securities available for sale as of the dates indicated:

---------------------------------------------------------------------------------------
At December 31,                                     2000        1999        1998
---------------------------------------------------------------------------------------
                                                         (In thousands)
U.S. Treasury                                   $188,513    $183,478    $248,610
U.S. Government agencies and corporations        207,091     195,300     121,304
States and political subdivisions                241,151     234,781     213,315
Asset backed securities                           76,678     143,590     165,398
Other                                            207,842     225,188     239,034
---------------------------------------------------------------------------------------
  Total                                         $921,275    $982,337    $987,661
=======================================================================================

The following table sets forth the relative maturities and yields of the Company's available-for-sale securities (stated at amortized cost) at December 31, 2000. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Available for sale

-------------------------------------------------------------------------------------------------------------------
                                               After one  After five              Mortgage-
                                       Within but within  but within   After ten     backed      Other        Total
(Dollars in thousands)               one year five years   ten years       years
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury                         $55,354   $131,635         $--         $--        $--        $--    $186,989
     Interest rate                       5.61%      5.96%        --%         --%        --%        --%        5.86%
U.S. Government agencies
  and corporations                      3,500    192,521       1,500          90         --         --     197,611
     Interest rate                       5.29%      6.09%       6.77%       8.20%        --         --        6.08%
States and political
  subdivisions                         19,263      9,239      99,320     108,055         --         --     235,877
     Interest rate                       6.21%      7.98%       7.83%       7.27%        --         --        7.45%
Asset-backed                               --     65,507      11,218          --                            76,725
     Interest rate                         --       6.12%       7.01%         --         --         --        6.25%
Other securities                       63,095    114,971         100          --         --         --     178,166
     Interest rate                       6.25%      6.25%       7.94%         --         --         --        6.25%
-------------------------------------------------------------------------------------------------------------------
  Subtotal                            141,212    513,873     112,138     108,145         --         --     875,368
     Interest rate                       5.97%      6.13%       7.73%       7.27%        --         --        6.45%
Mortgage Backed                            --         --          --          --      8,951         --       8,951
     Interest rate                         --         --          --          --       7.33%        --        7.33%
Other without set maturities               --         --          --          --         --     23,710      23,710
     Interest rate                         --         --          --          --         --       9.24%       9.24%
-------------------------------------------------------------------------------------------------------------------
    Total                            $141,212   $513,873    $112,138    $108,145     $8,951    $23,710    $908,029
     Interest rate                       5.97%      6.13%       7.73%       7.27%      7.33%      9.24%       6.53%
===================================================================================================================

The following table shows the carrying amount (amortized cost) and fair value of the Company's investment securities held to maturity as of the dates indicated:

---------------------------------------------------------------------------------
At December 31,                                     2000        1999        1998
---------------------------------------------------------------------------------
                                                         (In thousands)
U.S. Treasury                                        $--         $--         $--
U.S. Government agencies and corporations         64,717      70,418      69,235
States and political subdivisions                151,980     155,813     147,119
Asset backed securities                               --          --          --
Other                                             11,338      10,923      10,639
---------------------------------------------------------------------------------
  Total                                         $228,035    $237,154    $226,993
=================================================================================
Fair value                                      $231,906    $235,147    $233,790
=================================================================================

The following table sets forth the relative maturities and yields of the Company's held-to-maturity securities at December 31, 2000. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Held to maturity

-------------------------------------------------------------------------------------------------------------------
                                               After one  After five
                                       Within but within  but within   After ten  Mortgage-
(Dollars in thousands)               one year five years   ten years       years     backed      Other        Total
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury                             $--        $--         $--         $--        $--        $--         $--
     Interest rate                        --%        --%         --%         --%        --%        --%         --%
U.S. Government Agencies
  and Corporations                         --         --          --          --         --         --          --
     Interest rate                         --         --          --          --         --         --          --
States and Political
  Subdivisions                          2,693     42,604      80,278      26,405         --         --     151,980
     Interest rate                       7.44%      7.59%       7.95%       7.80%        --         --        7.81%
Asset Backed                               --         --          --          --         --         --          --
     Interest rate                         --         --          --          --         --         --          --
Other                                      --         --          --          --         --     11,338      11,338
     Interest rate                         --         --          --          --         --       6.50%       6.50%
-------------------------------------------------------------------------------------------------------------------
  Subtotal                              2,693     42,604      80,278      26,405         --     11,338     163,318
     Interest rate                       7.44%      7.59%       7.95%       7.80%       --%       6.50%       7.72%
Mortgage Backed                            --         --          --          --     64,717         --      64,717
     Interest rate                         --         --          --          --       6.49%        --        6.49%
-------------------------------------------------------------------------------------------------------------------
    Total                              $2,693    $42,604     $80,278     $26,405    $64,717    $11,338    $228,035
     Interest rate                       7.44%      7.59%       7.95%       7.80%      6.49%      6.50%       7.37%
===================================================================================================================

Loan portfolio

The following table shows the compositions of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

                                                                                 At December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                2000        1999       1998       1997        1996
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Commercial and commercial real estate                      1,562,462   1,502,237  1,476,912  1,437,118   1,455,984
Real estate construction                                      64,195      50,928     57,998     66,782     101,136
Real estate residential                                      355,488     337,002    384,128    361,909     276,951
Consumer                                                     502,367     434,803    385,204    404,382     462,734
Unearned income                                               (2,353)     (4,124)    (6,345)    (8,254)     (9,565)
-------------------------------------------------------------------------------------------------------------------
Gross loans                                               $2,482,159  $2,320,846 $2,297,897 $2,261,937  $2,287,240
Allowance for loan losses                                    (52,279)    (51,574)   (51,304)   (50,630)    (50,921)
-------------------------------------------------------------------------------------------------------------------
Net loans                                                 $2,429,880  $2,269,272 $2,246,593 $2,211,307  $2,236,319
===================================================================================================================

Maturities and sensitivities of selected loans to changes in interest rates

The following table shows the maturity distribution and interest rate sensitivity of commercial and real estate construction loans at December 31, 2000. Balances exclude loans to individuals and residential mortgages totaling $855.5 million. These types of loans are typically paid in monthly installments over a number of years.

-------------------------------------------------------------------------------------------------------
                                                              Within      One to      After
                                                            One Year  Five Years Five Years      Total
-------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Commercial and commercial real estate *                     $663,937    $473,556   $424,969 $1,562,462
Real estate construction                                      64,195          --         --     64,195
-------------------------------------------------------------------------------------------------------
  Total                                                     $728,132    $473,556   $424,969 $1,626,657
=======================================================================================================
Loans with fixed interest rates                             $223,059    $473,556   $424,969 $1,121,584
Loans with floating interest rates                           505,073          --         --    505,073
-------------------------------------------------------------------------------------------------------
  Total                                                     $728,132    $473,556   $424,969 $1,626,657
=======================================================================================================

* Includes demand loans


COMMITMENTS AND LETTERS OF CREDIT

It is not the policy of the Company to issue formal commitments on lines of credit except to a limited number of well-established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of Letters of Credit to facilitate the customers' particular business transactions. Commitment fees generally are not charged except where Letters of Credit are involved. Commitments and lines of credit typically mature within one year. For further information, see Note 12 to the consolidated financial statements.


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

The following summarizes the Company's classified assets for the periods indicated:
---------------------------------------------------------------------
(In millions)
At December 31,                                     2000        1999
---------------------------------------------------------------------
Classified loans                                   $31.6       $41.3
Other classified assets                              2.1         3.3
---------------------------------------------------------------------
Total classified assets                            $33.7       $44.6
=====================================================================

Classified loans at December 31, 2000 decreased $9.7 million or 24 percent to $31.6 million from December 31, 1999, continuing to reflect the effectiveness of the Company's high underwriting standards and active workout policies. Other classified assets decreased $1.2 million from prior year, due to sales and writedowns of properties acquired in satisfaction of debt partially offset by new foreclosures on loans with real estate collateral.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans 90 or more days past due and still accruing and other real estate owned. Loans are placed on nonaccrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as "performing nonaccrual" and are included in total nonperforming assets. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that point are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.

The following table summarizes the nonperforming assets of the Company for the periods indicated:

-------------------------------------------------------------------------------------------------------
(In millions)
December 31,                                        2000        1999        1998       1997       1996
-------------------------------------------------------------------------------------------------------
Performing nonaccrual loans                         $3.5        $3.5        $1.8       $1.6       $4.3
Nonperforming nonaccrual loans                       4.5         5.5         6.8       16.5       12.5
-------------------------------------------------------------------------------------------------------
  Nonaccrual loans                                   8.0         9.0         8.6       18.1       16.8
-------------------------------------------------------------------------------------------------------
Restructured loans                                    --          --          --         --        0.2
Loans 90 or more days past due
  and still accruing                                 0.6         0.5         0.5        1.0        1.8
Other real estate owned                              2.1         3.3         4.3        7.4        9.9
-------------------------------------------------------------------------------------------------------
  Total nonperforming assets                       $10.7       $12.8       $13.4      $26.5      $28.7
=======================================================================================================
Allowance for loan losses as a
  percentage of nonaccrual loans
  and loans 90 or more days past
  due and still accruing                             601%        540%        564%       265%       271%
Allowance for loan losses as a  percentage
  of total nonperforming assets                      487%        402%        383%       191%       177%
=======================================================================================================

Performing nonaccrual loans at December 31, 2000 were unchanged from the prior year while nonperforming nonaccrual loans decreased $1.0 million during the same period. Both categories were affected by extensive activity during the year; most loans that were on nonaccrual status at December 31, 1999; either were paid off or returned to full accrual status, while others were added to replace them. The $1.2 million decrease in other real estate owned balances from December 31, 1999 was due to writedowns and liquidations net of foreclosures.

The increase in nonaccrual loans from 1998 to 1999 was primarily due to the addition of one large group of related credits, offset by other reductions. The decrease in other real estate owned balances at December 31 1999 from December 31, 1998 was due to writedowns and liquidations net of foreclosures


The amount of gross interest income that would have been recorded for nonaccrual loans if all such loans had been current in accordance with their original terms while outstanding during the period, was $859 thousand in 2000, $751 thousand in 1999 and $855 thousand in 1998. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2000, 1999 and 1998 was $653 thousand, $473 thousand and $573 thousand, respectively. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2000, totaled approximately $527 thousand, compared to $356 thousand and $952 thousand in 1999 and 1998, respectively.

The overall credit quality of the loan portfolio continues to be strong; however, the total nonperforming assets could fluctuate from year to year. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain nonperforming asset levels; however, no assurance can be given that additional increases in nonaccrual loans will not occur in future periods.

Loan loss experience

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. Loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on those loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $52.3 million allowance for loan losses, which constituted 2.11 percent of total loans at December 31, 2000, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future allowance levels.

The following table summarizes the loan loss experience of the Company for the periods indicated:

-------------------------------------------------------------------------------------------------------
(In thousands)                                      2000        1999        1998       1997       1996
-------------------------------------------------------------------------------------------------------
Total loans outstanding                       $2,482,159  $2,320,846  $2,297,897 $2,261,937 $2,287,240
Average loans outstanding during the period   $2,369,065   2,292,386   2,262,082  2,248,048  2,249,520

Analysis of the reserve
Beginning balance                                $51,574     $51,304     $50,630    $50,921    $48,494
Additions to the reserve charged to
  operating expense                                3,676       4,780       5,180      7,645     12,306
Allowance acquired through merger                  1,036           0           0          0      1,665
Credit losses:
  Commercial and commercial real estate           (4,148)     (5,071)     (5,113)    (6,824)    (7,998)
  Real estate construction                             0         (94)         --       (962)      (781)
  Real estate residential                            (16)        (18)        (97)      (374)    (1,862)
  Consumer                                        (3,818)     (2,754)     (3,358)    (4,323)    (5,376)
-------------------------------------------------------------------------------------------------------
Total                                             (7,982)     (7,937)     (8,568)   (12,483)   (16,017)

Credit loss recoveries
  Commercial and commercial real estate            2,332       2,052       2,305      2,498      2,227
  Real estate construction                             0           0          10        160         44
  Real estate residential                              0           0           1         34         72
  Consumer                                         1,643       1,375       1,746      1,855      2,130
-------------------------------------------------------------------------------------------------------
Total                                              3,975       3,427       4,062      4,547      4,473
-------------------------------------------------------------------------------------------------------
Net credit losses                                 (4,007)     (4,510)     (4,506)    (7,936)   (11,544)
-------------------------------------------------------------------------------------------------------
Balance, end of period                           $52,279     $51,574     $51,304    $50,630    $50,921
=======================================================================================================
Net credit losses to average loans                  0.17%       0.20%       0.20%      0.35%      0.51%
Allowance for loan losses as a percentage
  of loans outstanding                              2.11%       2.22%       2.23%      2.24%      2.23%

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:

----------------------------------------------------------------------------------------------------------------------------------
                               2000    Loans       1999    Loans       1998     Loans        1997       Loans        1996    Loans
                         Allocation       as Allocation       as Allocation        as  Allocation          as  Allocation       as
                             of the  Percent     of the  Percent     of the   Percent      of the     Percent      of the  Percent
                          Allowance of Total  Allowance of Total  Allowance  of Total     Reserve    of Total     Reserve of Total
                            Balance    Loans    Balance    Loans    Balance     Loans     Balance       Loans     Balance    Loans
----------------------------------------------------------------------------------------------------------------------------------
                                                                ( Dollars and thousands)
Commercial                  $21,632       63%   $23,523       65%   $22,240        64%    $22,649        63%    $22,743         64%
Real estate construction      4,344        3      2,042        2      4,055         3       4,374         3       3,471          4
Real estate residential         427       14        877       14        310        17          87        16       2,489         12
Consumer                      5,648       20      4,670       19      4,260        16       4,356        18       6,543         20
Unallocated portion of
  the reserve *              20,228      "--     20,462      "--     20,439       "--      19,164       "--      15,675        "--
----------------------------------------------------------------------------------------------------------------------------------
Total                       $52,279      100%   $51,574      100%   $51,304       100%    $50,630       100%    $50,921        100%
==================================================================================================================================

The Company considers a loan to be impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. In measuring impairment, the Company reviews all commercial and construction loans classified "Substandard" and "Doubtful" that meet materiality thresholds of $250 thousand and $100 thousand, respectively. The Company considers classified loans below the established thresholds to represent immaterial loss risk. All loans classified as "Loss" are considered impaired. Commercial and construction loans that are not classified, and large groups of smaller-balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company's standard loan loss reserve methodology. The Company generally identifies loans to be reported as impaired when such loans are in nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan.

The following summarizes the Company's impaired loans for the periods indicated:

(In thousands)
---------------------------------------------------------------------
At December 31,                                     2000        1999
---------------------------------------------------------------------
Nonaccrual loans                                  $8,024      $8,960
Other                                              3,704       6,146
---------------------------------------------------------------------
Total impaired loans                             $11,728     $15,106
=====================================================================

Specific reserves                                 $1,817      $2,105
=====================================================================

The $3.7 million balance of impaired loans as of December 31, 2000, other than nonaccrual loans, is due to one commercial real estate loan having collateral exposure that may preclude ultimate full repayment. Payment on this credit was current as of December 31, 2000.

The average balance of the Company's impaired loans for the year ended December 31, 2000 was $12.5 million compared to $15.5 million in 1999. The amount of that recorded investment for which there is no related allowance for credit losses was $0. In general, the Company does not recognize any interest income on troubled debt restructurings or loans that are classified as nonaccrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.

ASSET AND LIABILITY MANAGEMENT

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

In adjusting the Company's asset/liability position, Management attempts to manage interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, Management may increase the Company's interest rate risk position in order to increase its net interest margin. The Company's results of operations and net portfolio values remain subject to increases in interest rates and to fluctuations in the difference between long and short-term interest rates.

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

The following table summarizes the simulated change in NII, based on the 12-month period ending December 31, 2001:
---------------------------------------------------------
  Changes in                         Estimated Increase
  Interest                           (Decrease) in NII
   Rates            Estimated     -----------------------
(Basis Points)     NII Amount          Amount    Percent
---------------------------------------------------------
                              (Dollars in millions)
+200                   $196.6           ($4.8)      -2.4%
  --                    201.4              --         --
-200                    202.9             1.5       0.7
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

Interest rate sensitivity analysis

The following table summarizes the interest rate sensitivity gaps inherent in the Company's asset and liability portfolios at December 31, 2000:

===================================================================================================================
                                                         Repricing within (days)
-------------------------------------------------------------------------------------------------------------------
                                                                                                  Non-
                                                    0-90      91-180     181-365   Over 365  Repricing       Total
-------------------------------------------------------------------------------------------------------------------
Assets
  Investment securities                              $46         $41        $114       $948         $0      $1,149
  Loans                                              695          85         161      1,544          0       2,485
  Other assets                                         0           0           0          0        397         397
-------------------------------------------------------------------------------------------------------------------
    Total assets                                    $741        $126        $275     $2,492       $397      $4,031
===================================================================================================================
Liabilities
  Non-interest bearing                               $--         $--         $--        $--     $1,014      $1,014
  Interest-bearing:
    Transaction                                      526          --          --         --         --         526
    Money market savings                             167         167         242         --         --         576
    Passbook savings                                 241          --          --         --         --         241
    Time                                             468         222         145         45         --         880
Short-term borrowings                                184          36         167          0         --         387
Debt financing and notes payable                       3          --          --         28         --          31
Other liabilities                                     --          --          --         --         38          38
Shareholders' equity                                  --          --          --         --        338         338
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity                         $1,589        $425        $554        $73     $1,390      $4,031
===================================================================================================================
Net (liabilities) assets subject
  to repricing                                     ($848)      ($299)      ($279)    $2,419      ($993)
-------------------------------------------------------------------------------------------------------------------
Cumulative net (liabilities) assets
  subject to repricing                             ($848)    ($1,147)    ($1,426)      $993         $0
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

Liquidity

The Company's principal source of liquidity is its operating activities. The Company's profitability in 2000, 1999, and 1998 generated substantial cash flows of $93.1 million, $95.9 million and $63.3 million respectively.

The Company's investing activities were also a net source of cash in 2000. Proceeds from maturing investment securities of $164.4 million were only partially reinvested, for a net increase in cash of $103.9 million.
Much of this cash was consumed by net disbursements of loans, which amounted to $97.6 million during this year. Other investing activities contributed $5.4 million. However, investing activities were net users of cash in 1999 and 1998. Net disbursement of loans were $29.7 million in 1999 and, in addition, the Company increased its investment securities, portfolio by $47.5 million primarily in US agencies and municipal securities, partially offset by decreases in US Treasury and asset backed securities. Net disbursements of loans were $42.4 million in 1998, which were partially funded by a reduction in investment securities of $23.4 million.

During 2000 the Company used cash in connection with its financing activities. Short-term borrowings and notes payable were reduced by $86.3 million, and $58.4 million was disbursed for the purchase and retirement of capital stock. A third significant use of cash was the payment of $27.O million in shareholder dividends. Much of the combined $171.7 million in cash used in financing activities was replaced by $91.1 million in additional deposits. Financing activities were a net source of cash in 1999. The effect of the Company's stock repurchase program and dividends paid to shareholders of $100.2 million, and $25.6 million, respectively, in addition to $ 123.7 million decrease in customers' deposits and the repayment of $6.0 million in long term debt and debt financing, was offset by an increase of $258.7 million in short term borrowings. The combination of these factors resulted in a total of $7.8 million in net cash provided by financing activities during 1999. Conversely, during 1998, customers' deposits increased $110.5 million and stock issued primarily for stock option exercises totaled $12.5 million, but these cash inflows were offset by cash used by the Company for its share repurchase program and other retirement of stock activities, totaling
$ 104.8 million, dividends paid to the Company's shareholders for $21.9 million and reductions in short term borrowings and debt financing in the amounts of $61.2 million and $5.0 million respectively.

The Company anticipates increasing its cash levels through the end of 2001 mainly due to increased profitability and retained earnings. It is anticipated that the investment securities portfolio and demand of loans will continue to increase moderately, and that share repurchases continue. The growth of deposit balances is expected to follow the anticipated growth in loan and investment balances through the end of 2001.

CAPITAL RESOURCES

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company's capital position represents the level of capital available to support continued operations and expansion.

The Company annually repurchases approximately 1.0 million of its shares of Common Stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet employee stock awards, option plans, and other ongoing requirements.

In addition to these systematic repurchases, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased an additional 840 thousand shares in 2000, 1.7 million in 1999 and 2.1 million and 1998.

The Company's primary capital resource is shareholders' equity, which increased $37 million or 12.4% percent from the previous year end and decreased $68 million or 18.5% percent from December 31, 1998. The ratio of total risk-based capital to risk-adjusted assets was 11.61 percent at December 31, 2000, compared to 11.75 percent at December 31, 1999. Tier I risk-based capital to risk-adjusted assets was 10.20 percent at December 31, 2000, compared to 9.82 percent at December 31, 1999.

Capital to Risk-Adjusted Assets
---------------------------------------------------------------------
                                                             Minimum
                                                          Regulatory
                                                             Capital
At December 31,                          2000       1999 Requirements
---------------------------------------------------------------------
Tier I Capital                          10.20%      9.82%       4.00%
Total Capital                           11.61%     11.75%       8.00%
Leverage ratio                           7.89%      7.48%       4.00%
=====================================================================

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized."

Financial Ratios

The following table shows key financial ratios for the periods indicated:

-------------------------------------------------------------------------------------------------------
At December 31,                                                             2000       1999       1998
-------------------------------------------------------------------------------------------------------
Return on average total assets                                              2.06%      1.99%      1.94%
Return on shareholders' equity                                             25.78%     23.31%     19.48%
Average shareholders' equity as a percentage of:
  Average total assets                                                      7.98%      8.53%      9.97%
  Average total loans                                                      13.06%     14.24%     16.66%
  Average total deposits                                                    9.80%     10.52%     12.26%
Dividend payout ratio (diluted EPS)                                        34.00%     34.00%     30.00%

Deposit categories

The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.

The following table summarizes the Company's average daily amount of deposits and the rates paid for the periods indicated:

-------------------------------------------------------------------------------------------------------------------------------
                                           2000                            1999                            1998
-------------------------------------------------------------------------------------------------------------------------------
                                           Percentage                      Percentage                      Percentage
                                   Average   of Total              Average   of Total              Average   of Total
(Dollars in thousands)             Balance   Deposits   Rate *     Balance   Deposits   Rate *     Balance   Deposits    Rate *
--------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand       $953,667       30.2%     --%    $857,650       27.6%     --%     $791,952      25.8%      --%
Interest bearing: Transaction      508,969       16.1%    0.83%    536,067       17.3%      0.70%   554,834      18.0%    1.14%
  Savings                          841,270       26.6%    2.21%    873,324       28.1%      2.25%   906,930      29.5%    2.64%
  Time less than $100 thousand     391,500       12.4%    5.05%    410,092       13.2%      4.42%   438,052      14.3%    4.99%
  Time $100 thousand or more       462,506       14.6%    5.59%    425,949       13.7%      4.57%   381,754      12.4%    5.04%
-------------------------------------------------------------------------------------------------------------------------------
Total                           $3,157,912     100.00%    3.10% $3,103,082     100.00%      3.13% 3,073,522    100.00%    3.13%
===============================================================================================================================

*Rate is computed based on interest-bearing deposits

During 2000, total average deposits increased by $54 million or 2% from 1999 due to an inflow of $96 million of non interest bearing deposits offset by a reduction in interest bearing demand and savings deposits totaling $60 million. In addition public and jumbo CDS went up by $37 million with a corresponding reduction in consumer CDS of $14 million


During 1999, total average deposits increased $29.6 million or 1 percent from 1998 primarily due to aggressive policies in place resulting in a combined increase of $46.9 million in demand deposits and interest-bearing transaction accounts.
The increase of $65.7 million in non-interest bearing demand deposits was partially offset by $18.8 million decrease in interest bearing transaction accounts.

The following sets forth, by time remaining to maturity, the Company's domestic time deposits in amounts of $100 thousand or more:
---------------------------------------------------------------------
                                              At December 31,
(In thousands)                                      2000
---------------------------------------------------------------------
Three months or less                            $272,092
Over three through six months                    203,226
Over six through twelve months                     6,246
Over twelve months                                   952
---------------------------------------------------------------------
Total                                           $482,516
=====================================================================


Short-term borrowings

The following table sets forth the short-term borrowings of the Company for the periods indicated:

(In thousands)

---------------------------------------------------------------------------------
At December 31,                                     2000        1999        1998
---------------------------------------------------------------------------------
Federal funds purchased                         $183,550    $254,000     $50,000
Other borrowed funds:
  Retail repurchase agreements                    35,770      59,552      28,693
  Other                                          167,622     148,793     124,978
---------------------------------------------------------------------------------
Total other borrowed funds                      $203,392    $208,345    $153,671
---------------------------------------------------------------------------------
  Total funds purchased                         $386,942    $462,345    $203,671
=================================================================================

Further detail of the other borrowed funds is as follows:

(In thousands)

---------------------------------------------------------------------------------
At December 31,                                     2000        1999        1998
---------------------------------------------------------------------------------
Outstanding:
  Average for the year                          $210,811    $178,848    $195,415
  Maximum during the year                        228,499     265,741     247,799

Interest rates:
  Average for the year                              4.40%       3.91%       4.61%
  Average at period end                             4.00%       4.15%       3.49%

NONINTEREST INCOME

Components of noninterest income

---------------------------------------------------------------------------------
                                                    2000        1999        1998
---------------------------------------------------------------------------------
                                                         (In millions)
Service charges on deposit accounts                $21.1       $20.3       $20.1
Merchant credit card                                 4.0         3.6         3.2
Financial services commissions                       1.6         2.7         1.7
Debit card fees                                      1.2         0.4         0.0
Mortgage banking                                     0.8         0.8         1.4
Trust fees                                           0.8         0.7         0.6
Other                                               11.6        11.7        10.8
---------------------------------------------------------------------------------
    Total                                          $41.1       $40.2       $37.8
=================================================================================

Noninterest income increased $900 thousand or 2.4% in 2000, primarily due to higher deposit service charges, specifically those related to customer overdrafts and items returned due to insufficient funds. Those categories benefited from revised service charge calculation methodologies implemented in late 1999 using a process of price escalators determined by volume by customer. Service charges generated from users of the Company's debit card product introduced in 1999, grew from $400 thousand to $1.2 million. Merchant credit card income grew by 11% or $400 thousand due to expanding sales volume. The other category included a $1.5 million litigation settlement in 1999 that did not recur in 2000; the decline was largely offset by increases in gains on sale of foreclosed property, ATM surcharge income and revenue from the sale of official checks. Financial services commissions were high in 1999 due to fees earned upon one-time product conversions.

Noninterest income was $40.2 million in 1999, $2.4 million higher than 1998. Financial services commissions were $1.0 million higher than 1998 due to more aggressive marketing efforts resulting in higher sales volume on all products, including annuities, securities and life insurance. Merchant credit card income was $400 thousand higher than 1998, mainly due to fee restructuring and higher sales volume; service charges on deposit accounts were $200 thousand higher than in 1998 as a result of higher fees from overdraft and non-sufficient funds returned items; and trust fees were $100 thousand higher than in 1998.
A litigation settlement of $1.5 million accounted for the majority of the increases in other noninterest income category. Partially offsetting these increases from prior year, mortgage banking income was $600 thousand lower than in 1998, due to declining service income, lower gains on sales of loans in the secondary market and lower banking fees due to reduced refinancing volume.


NONINTEREST EXPENSE

Components of noninterest expense

---------------------------------------------------------------------------------
                                                    2000        1999        1998
---------------------------------------------------------------------------------
                                                         (In millions)
Salaries                                           $40.3       $40.0       $40.0
Other personnel benefits                            11.0        10.7        11.1
Occupancy                                           11.4        12.2        11.6
Equipment                                            6.5         6.9         7.4
Data processing                                      6.0         6.0         5.9
Contact courier                                      3.5         3.3         3.5
Amortization of intangible assets                    2.2         1.9         1.9
Telephone                                            2.2         2.1         2.3
Postage                                              2.0         2.3         2.1
Professional fees                                    1.9         1.7         2.3
Stationery and supplies                              1.6         1.6         1.8
Merchant credit card processing                      1.6         1.4         1.2
Advertising and public relations                     1.3         1.3         1.4
Loan expenses                                        1.0         1.3         1.5
Operational losses                                   0.9         1.2         1.0
Other                                                6.8         6.2         6.4
---------------------------------------------------------------------------------
    Total                                         $100.2      $100.1      $101.4
=================================================================================
Average full-time equivalent staff                 1,082       1,098       1,135
Noninterest expense to
  revenues ("efficiency ratio")(FTE)                42.4%       43.2%       44.2%
=================================================================================

Noninterest expense increased by less than $100 thousand in 2000 compared to 1999, resulting in a further improvement in the Company's efficiency ratio to 42.4%. The largest category of increase was personnel-related costs. On a percentage basis the $600 thousand change in personnel-related costs equated to a nominal 1.1%. The growth was the net effect of merit increases to employees and one-time severance costs incurred in connection with the Company's acquisition of First Counties Bank in August 2000, partially reduced by fewer number of employees and lower incentives. The next largest increase was the amortization of intangible assets created in connection with certain acquisitions accounted for as purchases. The $300 thousand increase in amortization resulted from the First Counties Bank acquisition. Contract courier expense grew $200 thousand, as the Company continued its strategy of providing courier services to an increased number of business clients. Professional fees increased $200 thousand primarily in connection with legal costs incurred as a result of the First Counties Bank acquisition. Merchant credit card processing grew $200 thousand or 12%, consistent with the revenue growth discussed above.

Offsetting these increases, occupancy costs dropped $800 thousand or 6%.
The primary cause of the decrease was the expiration of a long term lease commitment for office space assumed in connection with a 1995 acquisition. Equipment expense, which consists largely of depreciation charges, decreased $400 thousand or 5% as certain technology assets purchased in the mid- 1990's became fully amortized. Postage costs decreased $300 thousand, as the Company took advantage of more efficient methods for distributing customer statements and notices. Loan expenses declined $300 thousand. Operational losses were lower by $300 thousand as 2000 was not affected by any unusually-large individual losses, unlike prior years.

Noninterest expense decreased $1.3 million in 1999 compared to 1998. Professional fees were $600 thousand lower than 1998, including lower legal fees, primarily due to reduced problem-credit related expenses, and lower accounting costs primarily due to a reduced number of special projects undertaken in 1999;
Equipment expenses were $500 thousand lower than prior year primarily due to lower depreciation costs and lower lease and maintenance expenses resulting from contract renegotiations; and the cost of other personnel benefits was $400 thousand lower than 1998 primarily due to reduced expenses related to some of the Company's compensation plans. Other expense reductions from 1998 include $200 thousand reduction of stationery and supplies costs, $200 thousand lower loan expense primarily due to reduced appraisal fees and costs related to foreclosures on properties acquired in satisfaction of debt ("other real estate owned"); $100 thousand lower advertising and public relations expense, including decreased costs in connection with the publication of shareholders' reports, and $100 thousand lower insurance expenses resulting from more beneficial cost characteristics in connection with newly negotiated policies.

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

The ratio of average assets per full-time equivalent staff was $3.53 million in 2000 compared to $3.49 million and $3.33 million in 1999 and 1998, respectively. The reduction of the average number of full-time equivalent staff from 1,135 in 1998 to 1,098 and 1,082 in 1999 and 2000, respectively, is reflective of the Company's continuing strategy to improve efficiency.

PROVISION FOR INCOME TAX
The provision for income taxes (FTE) increased by $1.6 million or 3.2% in 2000. The increase in the provision is the result of higher pretax income, which increased $5.3 million or 4%. This impact was partially reduced by income tax credits related to the Company's investments in low income housing investments and lending into tax-advantaged areas. These tax credits lowered the effective tax rate to 39.6%.

The income tax provision increased by $1.6 million in 1999 mainly as a result of higher pretax income. The 1999 provision of $50.8 million reflects an effective tax rate of 40.0 percent compared to provision of $49.2 million in 1998, representing an effective tax rate of 40.1 percent.


CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company is including the following cautionary statement to take advantage of the "Safe Harbor" provisions of the Private
Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily included all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

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

ITEM 8. Financial Statements and Supplementary Data


INDEX TO FINANCIAL STATEMENTS
                                                                     Page

Consolidated Balance Sheets as of December 31, 2000 and 1999           50

Consolidated Statements of Income and Comprehensive Income
for years ended December 31, 2000, 1999 and 1998                       51

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2000, 1999 and 1998            52

Consolidated Statements of Cash Flows for the years
ended December 31, 2000, 1999 and 1998                                 53

Notes to Consolidated Financial Statements                             54

Independent Auditors' Report                                           85

Management's Letter of Financial Responsibility                        86

       CONSOLIDATED BALANCE SHEETS
       (In thousands)


     Balances as of December 31,                                                    2000            1999

     ASSETS
       Cash and cash equivalents (Note 15)                                      $286,482        $255,738
       Money market assets                                                           250             250
       Investment securities available for sale (Note 2)                         921,275         982,337
       Investment securities held to maturity; market values of
           $231,906 in 2000 and $235,147 in 1999 (Note 2)                        228,035         237,154
       Loans, net of an allowance for loan losses of:
          $52,279 in 2000 and $51,574 in 1999 (Notes 3,4 and 14)               2,429,880       2,269,272
       Other real estate owned                                                     2,065           3,269
       Premises and equipment, net (Note 5)                                       42,182          44,016
       Interest receivable and other assets (Note 9)                             121,212         101,151
             Total assets                                                     $4,031,381      $3,893,187




     LIABILITIES
       Deposits:
         Non-interest bearing                                                 $1,014,230        $911,556
         Interest bearing:
           Transaction                                                           526,178         485,860
           Savings                                                               816,635         840,644
           Time (Notes 2 and 6)                                                  879,701         827,284
           Total deposits                                                      3,236,744       3,065,344
       Short-term borrowed funds (Notes 2 and 6)                                 386,942         462,345
       Liability for interest, taxes and
         other expenses (Note 9)                                                  38,912          23,406
       Debt financing and notes payable (Note 6)                                  31,036          41,500
             Total liabilities                                                 3,693,634       3,592,595

     SHAREHOLDERS' EQUITY (Notes 7 and 15)
       Common Stock (no par value)
           Authorized - 150,000 shares
           Issued and outstanding - 36,251 in 2000 and 37,125 in 1999            206,952         186,435
       Accumulated other comprehensive income:
           Unrealized (loss) gain on securities available for sale, net            7,169          (4,521)
       Retained earnings                                                         123,626         118,678
             Total shareholders' equity                                          337,747         300,592
             Total liabilities and shareholders' equity                       $4,031,381      $3,893,187


     See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)


For the years ended December 31,                          2000           1999           1998

INTEREST INCOME
Loans                                                 $199,866       $186,652       $195,656
Money market assets and funds sold                          18              4             42
Investment securities:
    Available for sale
        Taxable                                         44,860         46,838         47,785
        Tax-exempt                                      11,491         10,744          9,713
    Held to maturity
        Taxable                                          5,063          5,313          5,914
        Tax-exempt                                       8,218          8,105          7,710
    Total interest income                              269,516        257,656        266,820

INTEREST EXPENSE
Transaction deposits                                     4,203          3,736          6,321
Savings deposits                                        18,624         19,622         23,943
Time deposits (Note 6)                                  45,610         37,552         41,087
Short-term borrowed funds (Note 6)                      17,668         14,285         11,670
Debt financing and notes payable (Note 6)                2,509          3,261          3,644
    Total interest expense                              88,614         78,456         86,665
NET INTEREST INCOME                                    180,902        179,200        180,155
Provision for loan losses (Note 3)                       3,675          4,780          5,180
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                             177,227        174,420        174,975

NON-INTEREST INCOME
Service charges on deposit accounts                     21,066         20,316         20,052
Merchant credit card                                     4,005          3,605          3,229
Financial services commissions                           1,634          2,650          1,676
Mortgage banking                                           807            777          1,437
Trust fees                                                 848            697            626
Other                                                   12,770         12,129         10,785
    Total non-interest income                           41,130         40,174         37,805

NON-INTEREST EXPENSE
Salaries and related benefits (Note 13)                 51,266         50,706         51,094
Occupancy (Notes 5 and 11)                              11,447         12,153         11,582
Furniture and equipment (Notes 5 and 11)                 6,523          6,874          7,372
Data processing                                          6,025          5,967          5,940
Professional fees                                        1,864          1,652          2,250
Other real estate owned and property held for sale         467            299            339
Other                                                   22,606         22,482         22,831
    Total non-interest expense                         100,198        100,133        101,408
INCOME BEFORE INCOME TAXES                             118,159        114,461        111,372
 Provision for income taxes (Note 9)                    38,380         38,373         37,976
NET INCOME                                             $79,779        $76,088        $73,396
Comprehensive income, net:
  Change in unrealized (loss) gain on securities
  available for sale, net                               11,690        (24,705)         2,261
COMPREHENSIVE INCOME                                   $91,469        $51,383        $75,657

Average shares outstanding                              36,410         38,588         41,797
Diluted average shares outstanding                      36,936         39,194         42,524
PER SHARE DATA (Note 7)
Basic earnings                                           $2.19          $1.97          $1.76
Diluted earnings                                          2.16           1.94           1.73
Dividends paid                                            0.74           0.66           0.52


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

========================================================================================================
                                                                      Accumulated
                                                                            other
                                                                     comprehensive  Retained
                                                        Common Stock       income   Earnings      Total
--------------------------------------------------------------------------------------------------------

December 31, 1997                                           $198,517      $17,923   $190,712   $407,152
Net income for the year                                           --           --     73,396     73,396
Stock issued                                                  12,475           --         --     12,475
Purchase and retirement of stock                             (15,836)          --    (88,988)  (104,824)
Dividends                                                         --           --    (21,864)   (21,864)
Unrealized gain on securities available for sale, net             --        2,261         --      2,261
--------------------------------------------------------------------------------------------------------
December 31, 1998                                            195,156       20,184    153,256    368,596
Net income for the year                                           --           --     76,088     76,088
Stock issued                                                   6,421           --         --      6,421
Purchase and retirement of stock                             (15,142)          --    (85,085)  (100,227)
Dividends                                                         --           --    (25,581)   (25,581)
Unrealized loss on securities available for sale, net             --      (24,705)        --    (24,705)
--------------------------------------------------------------------------------------------------------
December 31, 1999                                            186,435       (4,521)   118,678    300,592
Net income for the year                                           --           --     79,779     79,779
Stock issued                                                  31,119           --         --     31,119
Purchase and retirement of stock                             (10,602)          --    (47,838)   (58,440)
Dividends                                                         --           --    (26,993)   (26,993)
Unrealized gain on securities available for sale, net             --       11,690         --     11,690
December 31, 2000                                           $206,952       $7,169   $123,626   $337,747
========================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

---------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                  2000           1999           1998
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                     $79,779        $76,088        $73,396
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                  7,957          8,234          8,623
  Loan loss provision                                                            3,675          4,780          5,180
  Amortization of deferred net loan fees                                           461          1,299            431
  (Increase) decrease in interest income receivable                             (4,930)        (1,212)         1,533
  (Increase) decrease in other assets                                           (1,358)           952        (14,361)
  Increase (decrease) in income taxes payable                                    3,333           (747)         1,752
  Increase in interest expense payable                                           1,847            626            401
  Increase (decrease) in other liabilities                                       2,584          6,803        (10,683)
  Net loss (gain) on sales/write-down of equipment                                  35             10           (309)
  Originations of loans for resale                                              (1,986)       (18,250)       (23,578)
  Net proceeds from sale of loans originated for resale                          1,986         17,533         21,374
  Net gain on sale of property acquired in satisfaction of debt                   (695)          (322)        (1,043)
  Write-downs of other real estate owned                                           442             88            579
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       93,130         95,882         63,295
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net cash obtained in mergers and acquisitions                                    3,034             --             --
Net (disbursements) repayments of loans                                        (97,610)       (29,693)       (42,429)
Purchases of investment securities available for sale                          (57,329)      (387,095)      (332,747)
Purchases of investment securities held to maturity                             (3,170)       (32,882)       (54,685)
Purchases of property, plant and equipment                                      (2,570)        (3,519)        (4,195)
Proceeds from maturity of securities available for sale                        152,120        348,986        314,321
Proceeds from maturity of securities held to maturity                           12,291         22,722         58,653
Proceeds from sale of securities available for sale                              1,357            803         37,898
Proceeds from sale of property and equipment                                        20             46          1,419
Proceeds from sale other real estate owned                                       3,604          2,932          7,266
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             11,747        (77,700)       (14,499)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                             91,149       (123,661)       110,504
Net (decrease) increase in short-term borrowings                               (75,803)       258,674        (61,177)
Repayments of notes payable and debt financing                                 (10,464)        (6,000)        (5,000)
Exercise of stock options/issuance of shares                                     6,418          4,617         12,475
Retirement of common stock including repurchases                               (58,440)      (100,227)      (104,824)
Dividends paid                                                                 (26,993)       (25,581)       (21,864)
---------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                            (74,133)         7,822        (69,886)
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            30,744         26,004        (21,090)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                 255,738        229,734        250,824
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $286,482       $255,738       $229,734
=====================================================================================================================

SUPPLEMENTAL DISCLOSURES:
Supplemental disclosure of non-cash activities
  Loans transferred to other real estate owned                                  $1,996         $1,652         $3,736
  Unrealized (loss) gain on securities available for sale, net                  11,690        (24,704)         2,261
The acquisition of First Counties Bank involved the following:
  Common Stock issued                                                           19,723             --             --
  Liabilities assumed                                                           82,356             --             --
  Fair value of assets acquired, other than cash and cash equivalents          (89,468)            --             --
  Goodwill                                                                      (9,577)            --             --

Net cash and cash equivalents received                                           3,034             --             --

Supplemental disclosure of cash flow activity
  Interest paid for the period                                                  86,359         77,831         86,264
  Income tax payments for the period                                            35,603         39,092         30,902
See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Accounting Policies

Westamerica Bancorporation, a registered bank holding company (the "Company"), provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank(the "Bank"). The Bank is subject to competition from other financial institutions and to the regulations of certain agencies and undergoes periodic examinations by those regulatory authorities.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, and all the Company's subsidiaries which include the Bank and its subsidiary, Community Banker Services Corporation and its subsidiary, and The Money Outlet. Significant intercompany transactions have been eliminated in consolidation.

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

Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees. Unearned interest on discounted loans is amortized over the life of these loans, using the sum-of-the-months digits formula for which the results are not materially different from those obtained by using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on non-accrual status. Non-refundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the estimated respective loan lives. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an individual loan basis. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement.

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

Intangible assets. Intangible assets (which are included in Other Assets) aggregating $20.4 million and $10.2 million (net of accumulated amortization of $19.3 million and $17.1 million) at December 31, 2000 and 1999, respectively, are comprised of core deposit intangibles and goodwill acquired in business combinations. Core deposit intangibles are amortized over the estimated lives of the existing deposit bases. Goodwill of $16.3 million in 2000 and $7.8 million in 1999 (net of accumulated amortization of $6.1 million and $5.1 million, respectively) is amortized on a straight-line basis over an average of 18 years. Management periodically reviews the balances to determine if such balances have been impaired.

Impairment of Long-Lived Assets. The Company reviews for impairment of long-lived assets and certain intangibles to be held, whenever events or changes indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Derivative Instruments and Hedging Activities. In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), amended by SFAS 138 "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. In addition, all hedging relationships must be designated. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial condition or operating results.

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

Note 2: Investment Securities

An analysis of the available-for-sale investment securities portfolio as of December 31, 2000, follows:

-----------------------------------------------------------------------------------
                                                   Gross       Gross     Estimated
                                 Amortized    Unrealized  Unrealized        Market
                                      Cost         Gains      Losses         Value
-----------------------------------------------------------------------------------
                                                 (In thousands)
U.S. Treasury securities          $186,989        $1,538        ($15)     $188,513
Securities of U.S. Government
  agencies and corporations        206,561         1,248        (718)      207,091
Obligations of States and
  political subdivisions           235,877         6,132        (858)      241,151
Asset-backed securities             76,725            58        (104)       76,678
Other securities                   201,877         7,174      (1,209)      207,842
-----------------------------------------------------------------------------------
Total                             $908,029       $16,150     ($2,904)     $921,275
===================================================================================

An analysis of the held-to-maturity investment securities portfolio as of December 31, 2000, follows:

-----------------------------------------------------------------------------------
                                                   Gross       Gross     Estimated
                                 Amortized    Unrealized  Unrealized        Market
                                      Cost         Gains      Losses         Value
-----------------------------------------------------------------------------------
                                                 (In thousands)
Securities of U.S. Government
  agencies and corporations        $64,717          $115     ($1,500)      $63,332
Obligations of States and
  political subdivisions           151,980         5,432        (176)      157,236
Other securities                    11,338            --          --        11,338
-----------------------------------------------------------------------------------
Total                             $228,035        $5,547     ($1,676)     $231,906
===================================================================================

An analysis of the available-for-sale investment securities portfolio as of December 31, 1999, follows:

-----------------------------------------------------------------------------------
                                                   Gross       Gross     Estimated
                                 Amortized    Unrealized  Unrealized        Market
                                      Cost         Gains      Losses         Value
-----------------------------------------------------------------------------------
                                                 (In thousands)
U.S. Treasury securities          $184,939          $ --     ($1,461)     $183,478
Securities of U.S. Government
  agencies and corporations        200,608           695      (6,003)      195,300
Obligations of States and
  political subdivisions           238,650         1,741      (5,611)      234,780
Asset-backed securities            144,292            31        (732)      143,591
Other securities                   220,772         8,564      (4,148)      225,188
-----------------------------------------------------------------------------------
Total                             $989,261       $11,031    ($17,955)     $982,337
===================================================================================

An analysis of the held-to-maturity investment securities portfolio as of December 31, 1999, follows:

-----------------------------------------------------------------------------------
                                                   Gross       Gross     Estimated
                                 Amortized    Unrealized  Unrealized        Market
                                      Cost         Gains      Losses         Value
-----------------------------------------------------------------------------------
                                                 (In thousands)
Securities of U.S. Government
  agencies and corporations        $70,418           $91     ($3,443)      $67,066
Obligations of States and
  political subdivisions           155,813         2,581      (1,236)      157,158
Other securities                    10,923            --          --        10,923
-----------------------------------------------------------------------------------
Total                             $237,154        $2,672     ($4,679)     $235,147
===================================================================================

The amortized cost and estimated market value of securities at December 31, 2000, by contractual maturity, are shown in the following table:

-----------------------------------------------------------------------------------
                                  Securities Available         Securities Held
                                       for Sale                  to Maturity
                               --------------------------   -----------------------
                                               Estimated                 Estimated
                                 Amortized        Market   Amortized        Market
                                      Cost         Value        Cost         Value
-----------------------------------------------------------------------------------
                                                  (In thousands)
Maturity in years:
  1 year or less                  $141,212      $141,270      $2,692        $2,707
  1 to 5 years                     513,873       514,885      42,604        43,559
  5 to 10 years                    112,138       115,765      80,279        83,476
  Over 10 years                    108,145       109,586      26,405        27,494
-----------------------------------------------------------------------------------
Sub-total                          875,368       881,506     151,980       157,236
Mortgage-backed                      8,951         9,630      64,717        63,332
Other securities                    23,710        30,139      11,338        11,338
-----------------------------------------------------------------------------------
Total                             $908,029      $921,275    $228,035      $231,906
===================================================================================

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2000 and 1999, the Company had no high-risk collateralized mortgage obligations.

As of December 31, 2000, $742.9 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $767.5 million in 1999.

Note 3: Loans and Allowance for Loan Losses

Loans at December 31 consisted of the following:

-----------------------------------------------------------------------------------
                                                                2000          1999
-----------------------------------------------------------------------------------
                                                                 (In thousands)
Commercial                                                  $607,158      $652,413
Real estate-commercial                                       955,304       849,824
Real estate-construction                                      64,195        50,928
Real estate-residential                                      355,488       337,002
-----------------------------------------------------------------------------------
  Total real estate loans                                  1,374,987     1,237,754

Installment and personal                                     502,367       434,803
Unearned income                                               (2,353)       (4,124)
-----------------------------------------------------------------------------------
  Gross loans                                              2,482,159     2,320,846
Allowance for loan losses                                    (52,279)      (51,574)
-----------------------------------------------------------------------------------
    Net loans                                             $2,429,880    $2,269,272
===================================================================================

Included in real estate-residential at December 31, 2000 and 1999 are loans originated for resale of $1.4 million and $12.7 million, respectively, the cost of which approximates market value.

The following summarizes the allowance for loan losses of the Company for the periods indicated:

-----------------------------------------------------------------------------------
                                                    2000        1999          1998
-----------------------------------------------------------------------------------
                                                          (In thousands)
Balance at January 1,                            $51,574     $51,304       $50,630
Provision for loan losses                          3,675       4,780         5,180

Loans charged off                                 (7,982)     (7,937)       (8,568)
Recoveries of loans
  previously charged off                           3,976       3,427         4,062

Acquisition                                        1,036          --            --
-----------------------------------------------------------------------------------
Balance at December 31,                          $52,279     $51,574       $51,304
===================================================================================

At December 31, 2000, the recorded investment in loans for which impairment was recognized totaled $11.7 million compared to $15.1 million at December 31, 1999. The specific reserves at December 31, 2000 and 1999 were $1.8 million and $2.1 million, respectively. The amount of the recorded investment for which there is no related allowance for credit losses was $0. For the year ended December 31, 2000, the average recorded net investment in impaired loans was approximately $12.5 million compared to $15.5 million and $15.9 million, respectively, for the years ended December 31, 1999 and 1998. In general, the Company does not recognize any interest income on troubled debt restructurings or on loans that are classified as non-accrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.

Non-accrual loans at December 31, 2000 and 1999 were $8.0 million and $9.0 million, respectively. The following is a summary of the effect of non-accrual loans on interest income for the years ended December 31:

-----------------------------------------------------------------------------------
                                                    2000        1999          1998
-----------------------------------------------------------------------------------
                                                           (In thousands)
Interest income that would have been
recognized had the loans performed
in accordance with their original terms             $859        $751          $855
Less: Interest income recognized on
non-accrual loans                                   (653)       (473)         (573)
-----------------------------------------------------------------------------------
Total effect on interest income                     $206        $278          $282
===================================================================================

There were no commitments to lend additional funds to borrowers whose loans are included above.

Note 4: Concentration of Credit Risk

The Company's business activity is with customers in Northern and Central California. The loan portfolio is well diversified with no industry comprising greater than 10 percent of total loans outstanding as of December 31, 2000 and 1999.

The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $66.1 million and $69.6 million at December 31, 2000 and 1999, respectively. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75 percent on commercial real estate loans and no greater than 80 percent on residential real estate loans unless covered by mortgage insurance.

Note 5: Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

-----------------------------------------------------------------------------------
                                                         Accumulated
                                                         Depreciation
                                                                 and      Net Book
                                                    Cost Amortization        Value
-----------------------------------------------------------------------------------
                                                             (In thousands)

2000
Land                                             $10,360       $-          $10,360
Buildings and improvements                        33,742     (11,074)       22,668
Leasehold improvements                             4,799      (2,673)        2,126
Furniture and equipment                           14,820      (7,792)        7,028
-----------------------------------------------------------------------------------
  Total                                          $63,721    ($21,539)      $42,182
===================================================================================
1999
Land                                             $10,360       $-          $10,360
Buildings and improvements                        33,815     (10,479)       23,336
Leasehold improvements                             6,256      (3,960)        2,296
Furniture and equipment                           15,986      (7,962)        8,024
-----------------------------------------------------------------------------------
  Total                                          $66,417    ($22,401)      $44,016
===================================================================================

Depreciation and amortization included in operating expenses amounted to $4.8 million in 2000, $5.4 million in 1999 and $5.5 million in 1998.

Note 6: Borrowed Funds

Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, 2000 and 1999, were as follows:

-----------------------------------------------------------------------------------
                                                                2000          1999
-----------------------------------------------------------------------------------
                                                                    (In thousands)
Subordinated note, issued by Westamerica
Bank, originated in December 1993 and
maturing September 30, 2003. Interest of
6.99% per annum is payable semiannually on
March 31 and September 30, with original
principal payment due at maturity. The Bank
repurchased and retired $1.0 million in 1999
and $7.25 million in 2000.                                   $11,750       $19,000

Senior notes, originated in February 1996
and maturing February 1, 2006. Interest of
7.11% per annum is payable semiannually on
February 1 and August 1, with annual principal
payments commencing February 1, 2000 and
the remaining principal amount due at maturity.               19,286        22,500

-----------------------------------------------------------------------------------
Total debt financing and notes payable                       $31,036       $41,500
===================================================================================

The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is currently in compliance with all of the covenants in the senior notes indenture.

At December 31, 2000 and 1999, the Company had unused lines of credit amounting to $2.5 million. Compensating balance arrangements are not significant to the operations of the Company. At December 31, 2000 and 1999, the Bank had $482.6 million and $431.9 million, respectively, in time deposit accounts in excess of $100 thousand. Interest on these time deposit accounts in 2000, 1999 and 1998 was $25.8 million, $19.4 million and $19.2 million, respectively.

Funds purchased include federal funds, securities sold with repurchase agreements and business customers' sweep accounts. Federal funds purchased were $183.6 million and $254.0 million, respectively, at December 31, 2000 and 1999. Securities sold with repurchase agreements were $35.8 million at December 31, 2000 and $59.5 million at December 31, 1999. Sweep accounts totaled $167.6 million and $148.8 million at December 31, 2000 and 1999, respectively. Securities under these repurchase agreements are held in the custody of independent securities brokers.

Note 7:  Shareholders' Equity

In 1995, the Company adopted the 1995 Stock Option Plan. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of this plan, on January 1 of each year beginning in 1995, 2 percent of the Company's issued and outstanding shares of common stock will be reserved for granting. At December 31, 2000, 1999, and 1998, approximately 742 thousand, 797 thousand and 856 thousand shares, respectively, were reserved for issuance. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. A Restricted Performance Share ("RPS") grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.

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

Formerly acquired companies PV Financial, CapitolBank Sacramento, North Bay Bancorp, and ValliCorp Holdings had separate stock option plans (the "Option Plans") whereby options were granted to certain officers, directors, and employees. Following the effective dates of the mergers, the Option Plans were terminated. All outstanding options were substituted for the Company's options, adjusted for the exchange ratios as defined in the merger agreements.

First Counties Bank also had a separate stock option plan whereby options were granted to certain officers, directors, and employees. Effective August 17, 2000, the First Counties Bank option plan was terminated. All outstanding options were substituted for the Company's stock options, adjusted for the exchange ratio as defined in the merger agreement.

Stock Options. A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates, follows:

-----------------------------------------------------------------------------------------------
                                                         2000                       1999
-----------------------------------------------------------------------------------------------
                                                            Weighted                  Weighted
                                                             Average                   Average
                                                  Number    Exercise        Number    Exercise
                                               of shares       Price     of shares       Price
-----------------------------------------------------------------------------------------------
Outstanding at beginning of year               2,620,708         $22     2,289,694         $18
Granted                                          896,404          24       662,080          35
Acquisitions converted                            53,925          12            --           -
Exercised                                       (445,926)         12      (258,844)         11
Forfeited                                       (210,980)         29       (72,222)         32
-----------------------------------------------------------------------------------------------
Outstanding at end of year                     2,914,131         $24     2,620,708         $22
-----------------------------------------------------------------------------------------------
Options exercisable at end of year             1,565,001         $20     1,479,438         $15
===============================================================================================

---------------------------------------------------------------------
                                                         1998
---------------------------------------------------------------------
                                                            Weighted
                                                             Average
                                                  Number    Exercise
                                               of shares       Price
---------------------------------------------------------------------
Outstanding at beginning of year               2,094,387         $12
Granted                                          604,591          33
Acquisitions converted                                --           -
Exercised                                       (326,450)         10
Forfeited                                        (82,834)         15
---------------------------------------------------------------------
Outstanding at end of year                     2,289,694         $18
---------------------------------------------------------------------
Options exercisable at end of year             1,251,197          11
=====================================================================

The following table summarizes information about options outstanding at December 31, 2000 and 1999:

-----------------------------------------------------------------------------------
    2000                 Options Outstanding             Options Exercisable
-----------------------------------------------------------------------------------
                                  Weighted
                                   Average      Weighted                  Weighted
                        Number   Remaining       Average      Number       Average
                   Outstanding Contractual      Exercise Exercisable      Exercise
                  at 12/31/2000 Life (yrs)         Price at 12/31/2000       Price
-----------------------------------------------------------------------------------
 $3 - 9                102,175         1.3            $6     102,175            $6
  9 - 10               185,868         3.0             9     185,868             9
 10 - 15               181,481         4.3            11     181,481            11
 15 - 19               278,955         4.9            16     278,955            16
 19 - 20               298,255         5.9            19     298,255            19
 20 - 24               812,437         9.0            24           0           N/A
 32 - 33               509,800         6.9            33     337,720            33
 33 - 35               545,160         8.0            35     180,547            35
-----------------------------------------------------------------------------------
 $3 - 33             2,914,131         6.8           $24   1,565,001           $20
===================================================================================

-----------------------------------------------------------------------------------
    1999                 Options Outstanding             Options Exercisable
-----------------------------------------------------------------------------------
                                  Weighted
                                   Average      Weighted                  Weighted
                        Number   Remaining       Average      Number       Average
                   Outstanding Contractual      Exercise Exercisable      Exercise
                   at 12/31/99  Life (yrs)         Price at 12/31/99         Price
-----------------------------------------------------------------------------------
 $3 - 9                268,050         2.3            $6     268,050            $6
  9 - 10               219,618         4.1             9     219,618             9
 10 - 15               214,719         5.1            10     214,719            10
 15 - 19               340,955         6.1            15     340,955            15
 19 - 20               390,506         7.1            19     247,916            19
 32 - 33               564,540         8.1            33      188180            33
 33 - 35               622,320         9.1            35           0           N/A
-----------------------------------------------------------------------------------
 $3 - 33             2,620,708         6.7           $22   1,479,438           $15
===================================================================================

Restricted Performance Shares. A summary of the status of the Company's RPSs as of December 31, 2000, 1999, and 1998, and changes during the years ended on those dates, follows:

-----------------------------------------------------------------------------------
                                                    2000        1999          1998
-----------------------------------------------------------------------------------
Outstanding at beginning of year                  74,100     118,620       150,690
Granted                                           37,440      28,590        27,780
Exercised                                        (29,643)    (46,350)      (59,850)
Forfeited                                         (8,137)    (26,760)           --
-----------------------------------------------------------------------------------
Outstanding at end of year                        73,760      74,100       118,620
===================================================================================

As of December 31, 2000, 1999, and 1998, the RPSs had a weighted-average contractual life of 1.4, 1.2, and 1.1 years, respectively. The Company expects that substantially all of the RPSs outstanding at December 31, 2000 will eventually vest based on projected performance. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock options. The compensation cost that has been charged against income for the Company's RPSs granted was $1.8 million, $1.3 million, and $1.9 million for 2000, 1999, and 1998, respectively. There were no stock appreciation rights or incentive stock options granted in 2000, 1999, and 1998. The fair value of each non-qualified stock option grant is estimated on the date of the grant using an option pricing model with the following assumptions used for calculating weighted-average non-qualified stock option grants in 2000, 1999, and 1998:

---------------------------------------------------------------------
                                      2000          1999        1998
---------------------------------------------------------------------
Expected dividend yield               1.41%         1.89%       1.64%
Expected volatility                  33.20         37.18       20.00
Risk-free interest rate               6.60          4.57        5.43
Expected lives                   6.0 years     6.0 years   6.0 years
=====================================================================

The weighted-average fair values of non-qualified stock options granted during 2000, 1999, and 1998, were $10.36, $10.68, and $8.37, respectively.

Had compensation cost for the company's 1995 and 1985 Stock Option Plans been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------
                                                    2000        1999          1998
-----------------------------------------------------------------------------------
                                                (In thousands, except per share data)
Net income
    As reported                                  $79,789     $76,088       $73,396
    Pro forma                                     75,649      73,274        71,559
Weighted average shares (basic)                   36,410      38,588        41,797
Weighted average shares (diluted)                 36,936      39,194        42,524
Earnings per share
    As reported (basic)                            $2.19       $1.97         $1.76
    As reported (diluted)                           2.16        1.94          1.73
    Pro forma (basic)                               2.08        1.90          1.71
    Pro forma (diluted)                             2.05        1.87          1.68
===================================================================================

A reconciliation of the diluted EPS computation to the amounts used in the basic EPS computation for the years ended December 31, are as follows:

-----------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------
                                                     Net      Number     Per Share
                                                  Income   of Shares        Amount
-----------------------------------------------------------------------------------
                                                (In thousands, except per share data)
Basic EPS:
    Income available to
        common shareholders                      $79,779      36,410         $2.19
Effect of dilutive securities:
    Stock options outstanding                         --         526            --
-----------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                              $79,779      36,936         $2.16
===================================================================================

-----------------------------------------------------------------------------------
1999
-----------------------------------------------------------------------------------
                                                     Net      Number     Per Share
                                                  Income   of Shares        Amount
-----------------------------------------------------------------------------------
                                                (In thousands, except per share data)
Basic EPS:
    Income available to
        common shareholders                      $76,088      38,588         $1.97
Effect of dilutive securities:
    Stock options outstanding                         --         606            --
-----------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                              $76,088      39,194         $1.94
===================================================================================

-----------------------------------------------------------------------------------
1998
-----------------------------------------------------------------------------------
                                                (In thousands, except per share data)
Basic EPS:
    Income available to
        common shareholders                      $73,396      41,797         $1.76
Effect of dilutive securities:
    Stock options outstanding                        ---         727           ---
-----------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                              $73,396      42,524         $1.73
===================================================================================

Shareholders have authorized two new classes of one million shares each, to be denominated "Class B Common Stock" and "Preferred Stock," respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2000, no shares of Class B Common Stock or Preferred Stock had been issued.

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

As of December 31, 2000, the Company and the Banks met all capital adequacy requirements to which they are subject.

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

The following table shows capital ratios for the Company and the Banks as of December 31, 2000 and 1999:

------------------------------------------------------------------------------------------------------------------------
                                                                                                   To Be Well
                                                                                               Capitalized Under
                                                                                                  the FDICIA
                                                                        For Capital            Prompt Corrective
    2000                                         Actual              Adequacy Purposes         Action Provisions:
------------------------------------------------------------------------------------------------------------------------
                                               Amount       Ratio        Amount       Ratio        Amount       Ratio
------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Total Capital (to risk-weighted assets)
    Consolidated Company                        $353,079       11.61%     $243,274        8.00%     $304,092      10.00%
    Westamerica Bank                             317,502       10.58%      240,108        8.00%      300,134      10.00%

Tier 1 Capital (to risk-weighted assets)
    Consolidated Company                         310,191       10.20%      121,637        4.00%      182,455       6.00%
    Westamerica Bank                             269,105        8.97%      120,054        4.00%      180,081       6.00%

Leverage Ratio *
    Consolidated Company                         310,191        7.89%      157,351        4.00%      196,689       5.00%
    Westamerica Bank                             269,105        6.89%      156,274        4.00%      195,342       5.00%
========================================================================================================================

------------------------------------------------------------------------------------------------------------------------
                                                                                                   To Be Well
                                                                                               Capitalized Under
                                                                                                  the FDICIA
                                                                        For Capital            Prompt Corrective
    1999                                         Actual              Adequacy Purposes         Action Provisions:
------------------------------------------------------------------------------------------------------------------------
                                               Amount       Ratio        Amount       Ratio        Amount       Ratio
------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Total Capital (to risk-weighted assets)
    Consolidated Company                        $347,535       11.75%     $236,630        8.00%     $295,787      10.00%
    Westamerica Bank                             316,470       11.09%      228,264        8.00%      285,329      10.00%
    Bank of Lake County                            8,546       13.39%        5,106        8.00%        6,383      10.00%

Tier 1 Capital (to risk-weighted assets)
    Consolidated Company                         290,381        9.82%      118,315        4.00%      177,472       6.00%
    Westamerica Bank                             255,630        8.96%      114,132        4.00%      171,198       6.00%
    Bank of Lake County                            7,737       12.12%        2,553        4.00%        3,830       6.00%

Leverage Ratio *
    Consolidated Company                         290,381        7.48%      155,309        4.00%      194,136       5.00%
    Westamerica Bank                             255,630        6.79%      150,624        4.00%      188,281       5.00%
    Bank of Lake County                            7,737        8.61%        3,594        4.00%        4,492       5.00%
========================================================================================================================

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

The components of the net deferred tax asset as of December 31 are as follows:
---------------------------------------------------------------------
                                                    2000        1999
---------------------------------------------------------------------
                                                     (In thousands)
Deferred tax asset
  Allowance for loan losses                      $21,359     $21,412
  State franchise taxes                            4,264       3,920
  Securities available for sale                        0       2,760
  Deferred compensation                            4,029       3,051
  Real estate owned                                  843         711
  Interest on non-accrual loans                      353         101
  Intangible assets                                  398          30
  Other reserves                                     631         685
  Other                                            1,680       1,000
  Net operating loss carryforwards                    --          68
  General tax credit carryforwards                   160         160
---------------------------------------------------------------------
      Subtotal deferred tax asset                 33,717      33,898
Valuation allowance                                   --          --
---------------------------------------------------------------------
  Total deferred tax asset                        33,717      33,898
---------------------------------------------------------------------
Deferred tax liability
  Net deferred loan costs                          1,913       2,228
  Fixed assets                                     1,942       2,001
  Securities available for sale                    5,721          --
  Leases                                           1,299       1,297
  Other                                              245         245
---------------------------------------------------------------------
Total deferred tax liability                      11,120       5,771
---------------------------------------------------------------------
Net deferred tax asset                           $22,597     $28,127
=====================================================================

The Company believes a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:
---------------------------------------------------------------------
                                      2000          1999        1998
---------------------------------------------------------------------
                                              (In thousands)
Current income tax expense:
  Federal                          $28,311       $27,132     $26,530
  State                             13,022        12,406      11,421
---------------------------------------------------------------------
  Total current                     41,333        39,538      37,951
---------------------------------------------------------------------
Deferred income tax (benefit) expense:
  Federal                           (2,164)         (819)       (184)
  State                               (789)         (346)        209
---------------------------------------------------------------------
  Total deferred                    (2,953)       (1,165)         25
---------------------------------------------------------------------
Provision for income taxes         $38,380       $38,373     $37,976
=====================================================================

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:
---------------------------------------------------------------------
                                      2000          1999        1998
---------------------------------------------------------------------
                                              (In thousands)
Federal income taxes due at
  statutory rate                   $41,356       $40,061     $38,980
(Reductions) increases in income
  taxes resulting from:
    Interest on state and municipal
    securities not taxable for federal
    income tax purposes             (8,980)       (8,477)     (7,815)
  Reduction in the valuation
    allowance                           --            --          --
  State franchise taxes, net of
    federal income tax benefit       7,953         7,839       7,560
  Costs related to acquisitions         35            --          --
  Other                             (1,984)       (1,050)       (749)
---------------------------------------------------------------------
Provision for income taxes         $38,380       $38,373     $37,976
=====================================================================

At December 31, 2000, the Company had a general tax credit carryforward in the amount of $160,000, which expires December 31, 2003. There were no operating loss carryforwards as of December 31, 2000.

Note 10: Fair Value of Financial Instruments

The fair value of financial instruments does not represent actual amounts that may be realized upon the sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented represent the Company's best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. Such financial instruments and their estimated fair values at December 31 were:

-----------------------------------------------------------------------------------
                                                                2000          1999
-----------------------------------------------------------------------------------
                                                                  (In thousands)
Cash and cash equivalents                                   $286,482      $255,738
Money market assets                                              250           250
Interest and taxes receivable                                 63,826        56,948
Non-interest bearing and interest-bearing
  transaction and savings deposits                         2,357,043     2,238,060
Short-term borrowed funds                                    386,942       462,345
Interest payable                                               9,850         7,596
===================================================================================

The fair values at December 31 of the following financial instruments were estimated using quoted market prices:

-----------------------------------------------------------------------------------
                                                                2000          1999
-----------------------------------------------------------------------------------
                                                                  (In thousands)
Investment securities available for sale                    $921,275      $982,337
Investment securities held to maturity                       231,906       235,147
===================================================================================

Loans were separated into two groups for valuation. Variable rate loans, except for those described below which reprice frequently with changes in market rates, were valued using historical data. Fixed rate loans and variable rate loans that have reached their maximum rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $52.3 million allowance for loan losses in 2000 and $51.6 million in 1999 were applied against the estimated fair values to recognize future defaults of contractual cash flows. The estimated fair values of loans at December 31 were:

-----------------------------------------------------------------------------------
                                                                2000          1999
-----------------------------------------------------------------------------------
                                                                (In thousands)
Loans                                                     $2,408,158    $2,263,599
===================================================================================

The fair values of time deposits and notes and mortgages payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The estimated fair values at December 31 were:

-----------------------------------------------------------------------------------
                                                                2000          1999
-----------------------------------------------------------------------------------
                                                                  (In thousands)
Time deposits                                               $878,381      $826,291
Debt financing and notes payable                              31,036        41,500
===================================================================================

The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower.

Note 11: Lease Commitments

Thirty-eight banking offices and a centralized administrative service center are owned and seventy-seven banking offices are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.

Minimum future rental payments, net of sublease income, at December 31, 2000, are as follows:
---------------------------------------------------------------------
                                                         (In thousands)
    2001                                                      $5,093
    2002                                                       4,131
    2003                                                       3,279
    2004                                                       2,347
    2005                                                       1,138
Thereafter                                                     3,983
---------------------------------------------------------------------
Total minimum lease payments                                 $19,971
=====================================================================

Total rentals for premises and equipment, net of sublease income, included in non-interest expense were $4.4 million in 2000, $5.4 million in 1999 and $5.2 million in 1998.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company's normal credit policies and collateral requirements. Unfunded loan commitments were $441.6 million and $336.7 million at December 31, 2000 and 1999, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $12.5 million and $13.8 million at December 31, 2000 and 1999, respectively.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations.

Note 13: Retirement Benefit Plans

The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to non-interest expense related to benefits provided by the Deferred Profit-Sharing Plan were $1.5 in 2000 and $1.8 million in 1999. The costs charged to non-interest expense related to benefits provided by the Deferred Profit-Sharing Plan and the Retirement Plan were $1.6 million in 1998.

In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/Retirement Plan
(ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/Retirement Plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions charged to compensation expense were $1.3 million in 2000, $1.7 million in 1999 and $1.6 million in 1998.

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

The following table sets forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the Post-retirement Benefit Plan and the change in the benefit obligation as of December 31:
---------------------------------------------------------------------
                                                    2000        1999
=====================================================================
                                                     (In thousands)
Periodic cost:
Service cost                                        ($95)       $160
Interest cost                                        158         152
Amortization of unrecognized
  transition obligation                               61          61
---------------------------------------------------------------------
Net periodic cost                                   $124        $373
=====================================================================

Change in benefit obligation:
Benefit obligation, beginning of year              2,720       2,534
Service cost                                         (95)        160
Interest cost                                        158         152
Benefits paid                                       (108)       (126)
---------------------------------------------------------------------
Benefit obligation, end of year                   $2,675      $2,720
=====================================================================

Accumulated post-retirement benefit obligation
  attributable to:
    Retirees                                      $1,609      $1,757
    Fully eligible participants                      768         650
    Other                                            298         313
---------------------------------------------------------------------
  Total                                            2,675       2,720
---------------------------------------------------------------------
Fair value of plan assets                             --          --
---------------------------------------------------------------------
Accumulated post-retirement benefit obligation
  in excess of plan assets                        $2,675      $2,720
=====================================================================
Comprised of:
  Unrecognized transition obligation              $1,040      $1,102
  Recognized post-retirement obligation            1,635       1,618
---------------------------------------------------------------------
    Total                                         $2,675      $2,720
=====================================================================

The discount rate used in measuring the accumulated post- retirement benefit obligation was 5.8 percent and 6.0 percent at December 31, 2000 and 1999, respectively. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan was 4.0 percent for 2001 and beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change on the assumed health care cost trend rates would have the following effect on 2000 results:
---------------------------------------------------------------------
                                                     One         One
                                              Percentage  Percentage
                                                   Point       Point
                                                Increase    Decrease
---------------------------------------------------------------------
                                                      (In thousands)
Effect on total of service and
  interest cost components                          $175       ($145)
Effect on post-retirement benefit
  obligation                                         392        (321)
=====================================================================

Note 14: Related Party Transactions

Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Banks during 2000 and 1999. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2000 and 1999:
---------------------------------------------------------------------
                                                    2000        1999
---------------------------------------------------------------------
                                                    (In thousands)
Beginning balance                                 $3,026      $3,268
Originations                                           7         836
Payoffs/principal payments                          (200)       (490)
Other changes *                                        0        (588)
---------------------------------------------------------------------
At December 31,                                   $2,833      $3,026
=====================================================================
Percent of total loans outstanding                  0.12%       0.13%

* Other changes in 1999 include loans to former directors and executive officers who are no longer related parties.


Note 15: Regulatory Matters

Payment of dividends to the Company by the Banks is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank sought and obtained approval to pay to the Company dividends of $73.8 million in excess of net profits. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2000, $154.8 million was available for payment of dividends by the Company to its shareholders. The Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Banks' daily average on deposit at the Federal Reserve Bank was $30.5 million in 2000 and $30.1 million in 1999.

Note 16: Westamerica Bancorporation (Parent Company Only)

Statements of Income and Comprehensive Income

-----------------------------------------------------------------------------------------------
For the years ended December 31,                                2000          1999        1998
-----------------------------------------------------------------------------------------------
                                                                       (In thousands)
Dividends from subsidiaries                                  $80,768      $129,003     $93,606
Interest income                                                1,349         1,545       1,731
Other income                                                   6,203         6,849       6,809
-----------------------------------------------------------------------------------------------
  Total income                                                88,320       137,397     102,146
-----------------------------------------------------------------------------------------------
Interest on borrowings                                         1,397         1,613       1,620
Salaries and benefits                                          6,508         5,714       6,199
Other expense                                                  2,144         2,388       3,056
-----------------------------------------------------------------------------------------------
  Total expenses                                              10,049         9,715      10,875
-----------------------------------------------------------------------------------------------
Income before taxes and equity in
  undistributed income of subsidiaries                        78,271       127,682      91,271
Income tax benefit                                             1,693         1,346       1,550
Return of undistributed
  income of subsidiaries                                        (185)      (52,940)    (19,425)
-----------------------------------------------------------------------------------------------
    Net income                                               $79,779       $76,088     $73,396
===============================================================================================
Comprehensive income, net:
  Change in unrealized gains on securities
    available for sale, net                                     (869)       (5,532)     (2,420)
-----------------------------------------------------------------------------------------------
    Comprehensive income                                     $78,910       $70,556     $70,976
===============================================================================================

Balance Sheets

-----------------------------------------------------------------------------------
December 31,                                                    2000          1999
-----------------------------------------------------------------------------------
                                                                  (In thousands)
Assets
Cash and cash equivalents                                    $26,391       $17,529
Money market assets and investment
  securities available for sale                                9,226        12,082
Line of credit from subsidiaries                                   0         2,046
Investment in subsidiaries                                   307,072       274,725
Premises and equipment, net                                   15,229        15,985
Accounts receivable from subsidiaries                            374           549
Other assets                                                   7,306         5,958
-----------------------------------------------------------------------------------
  Total assets                                              $365,598      $328,874
===================================================================================
Liabilities
Notes payable                                                $19,286       $22,500
Other liabilities                                              8,565         5,782
-----------------------------------------------------------------------------------
  Total liabilities                                           27,851        28,282
Shareholders' equity                                         337,747       300,592
-----------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                $365,598      $328,874
===================================================================================

Statements of Cash Flows

-----------------------------------------------------------------------------------------------
For the years ended December 31,                                2000          1999        1998
-----------------------------------------------------------------------------------------------
                                                                          (In thousands)
Operating Activities
Net income                                                  $79,779       $76,088     $73,396
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                 704           800         813
    Return of undistributed
      income from affiliates                                     185        52,940      19,425
    Decrease (increase) in accounts
      receivable from affiliates                                 175          (209)        913
    (Increase) decrease in other assets                       (1,266)           67      (2,270)
Provision for deferred income tax                              5,168         2,071       3,814
    Increase (decrease) in other liabilities                   3,143           (44)         40
    Gain on sales of assets                                   (2,821)       (3,203)     (3,216)
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                     85,067       128,510      92,915

Investing Activities
  Purchases of premises and equipment                             51          (193)       (262)
  Net change in loan balances                                  2,046           850         880
  Investment in subsidiaries                                    (250)           --        (500)
  Purchase of investment securities available for sale           184            --          --
  Proceeds from sale of other assets                           3,994         4,006       3,792
-----------------------------------------------------------------------------------------------
Net cash provided by investing activities                      6,025         4,663       3,910

Financing Activities
  Net reductions in notes payable                             (3,216)           --          --
  Exercise of stock options/issuance of shares                 6,418         4,617       5,513
  Retirement of common stock including repurchases           (58,440)     (100,227)   (104,824)
  Dividends                                                  (26,992)      (25,581)    (21,864)
-----------------------------------------------------------------------------------------------
Net cash used in financing activities                        (82,230)     (121,191)   (121,175)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                                         8,862        11,982     (24,350)
Cash and cash equivalents at beginning of year                17,529         5,547      29,897
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $26,391       $17,529      $5,547
===============================================================================================
Supplemental disclosure:
  Unrealized gain (loss) on securities
    available for sale, net                                  $11,690      ($24,705)     $2,261
  Issuance of common stock for First Counties
    Bank acquisition                                          $19,723

Note 17: Quarterly Financial Information (Unaudited)

-------------------------------------------------------------------------------------------------------------

                                               March 31,    June 30, September 30, December 31,
-----------------------------------------------------------------------------------------------
                                                      (In thousands, except per share data and
                                                            price range of common stock)
2000
Interest income                                  $65,046     $66,191       $68,554     $69,725
Net interest income                               43,976      44,098        45,636      47,192
Provision for loan losses                            945         925           905         900
Non-interest income                                9,955      10,467        10,757       9,951
Non-interest expense                              24,421      24,669        25,597      25,511
Income before taxes                               28,565      28,971        29,891      30,732
Net income                                        19,226      19,667        20,145      20,740
Basic earnings per share                            0.52        0.54          0.55        0.57
Diluted earnings per share                          0.52        0.54          0.55        0.56
Dividends paid per share                            0.18        0.18          0.18        0.20
Price range, common stock                    21.00-27.75 24.38-30.06   27.00-33.56 30.69-43.75
-----------------------------------------------------------------------------------------------

1999
Interest income                                  $63,634     $64,009       $64,899     $65,114
Net interest income                               44,684      44,649        45,103      44,764
Provision for loan losses                          1,195       1,195         1,195       1,195
Non-interest income                                9,147       9,640         9,941      11,446
Non-interest expense                              24,973      24,728        24,758      25,674
Income before taxes                               27,663      28,367        29,090      29,341
Net income                                        18,405      18,869        19,288      19,526
Basic earnings per share                            0.47        0.48          0.50        0.52
Diluted earnings per share                          0.46        0.47          0.50        0.51
Dividends paid per share                            0.16        0.16          0.16        0.18
                                             31.63-37.50 30.00-37.13   28.94-36.50 26.63-35.13

Independent Auditors' Report


The Board of Directors
Westamerica Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation ("the Company") and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/KMPG LLP
------------
KPMG LLP

January 23, 2001

MANAGEMENT'S LETTER OF FINANCIAL RESPONSIBILITY


To Our Shareholders:

The Management of Westamerica Bancorporation is the responsible for the preparation, integrity, reliability and consistency of the information contained in this annual report. The consolidated financial statements, which necessarily include amounts based on judgments and estimates, were prepared in conformity with generally accepted accounting principles and prevailing practices in the banking industry. All other financial information appearing throughout this annual report is presented in a manner consistent with the consolidated financial statements.

Management has established and maintains a system of internal controls that provides reasonable assurance that the underlying financial records are reliable for preparing the consolidated financial statements, and that assets are safeguarded from unauthorized use or loss. This system includes extensive written policies and operating procedures and a comprehensive internal audit function, and is supported by the careful selection and training of staff, an organizational structure providing for division of responsibility, and a Code of Ethics covering standards of personal and business conduct. Management beleives that, as of December 31, 2000, the Corporation's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements related financial information contained in the annual report.

The system of internal controls is under the general oversight of the Board of Directors acting through its Audit Committee, which is comprised entirely of outside directors.

The Audit Committee monitors the effectiveness and compliance with internal controls through a continuous program of internal audit and credit examinations. This is accomplished through periodic meetings with Management, internal auditors, loan quality examiners, regulatory examiners and independent auditors to assure that each is carrying out their responsibilities.

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





ITEM 9. Changes in and Disagreements on Accounting and
Financial Disclosure

Not applicable


PART III

ITEM 10. Directors and Executive Officers of the Registrant

The information regarding directors of the registrant required by this Item 10 is incorporated herein by reference from the "Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance" sections on Pages 2,3 and 4 of the Company's Proxy Statement dated March 21, 2001, which has been filed with the Commission pursuant Regulation 14A.

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
                    Vice President and manager of the
                    Operations and Systems Administration
                    of Westamerica Bank.



ITEM 11. Executive Compensation

The information required by this Item 11 is incorporated herein by reference from the "Executive Compensation" and "Other Arrangements" sections on Pages 10 through 13 of the Company's Proxy Statement dated March 21, 2001, which has been filed with the Commission pursuant to Regulation 14A.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated herein by reference from the "Security Ownership of Certain Beneficial Owners and Management" section on Pages 3 and 4 of the Company's Proxy Statement dated March 21, 2001, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated herein by reference from the "Certain Information About the Board of Directors and Certain Committees of the Board - Indebtedness of Directors and Management" section on Page 3 of the Company's Proxy Statement dated March 21, 2001, which has been filed with the Commission pursuant to Regulation 14A.


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

         10(b)* Employment Agreement with E. Joseph Bowler dated January 7, 1987, incorporated herein by reference to
                  Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

         10(c)* Employment Agreement with Robert W. Entwisle dated January 7, 1987, incorporated herein by reference to
                  Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

         10(d) Senior Note Agreement of Westamerica Bancorporation dated February 1, 1996, of $22,000,000 at 7.11 percent incorporated herein by reference to Exhibit 10-j of Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on May 1, 1996.

         10(e)* Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated herein by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities An Exchange Commission on March 29, 2000.

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


Date: March 22, 2001

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                            Date
---------                       -----                            ----


/s/ David L. Payne              Chairman of the Board            March 22, 2001
------------------------------  and Director
David L. Payne                  President and
                                Chief Executive Officer

/s/ E. Joseph Bowler            Senior Vice President            March 22, 2001
------------------------------  and Treasurer
E. Joseph Bowler

/s/ Etta Allen                  Director                         March 22, 2001
------------------------------
Etta Allen

/s/ Louis E. Bartolini          Director                         March 22, 2001
-------------------------------
Louis E. Bartolini

/s/ Don Emerson                 Director                         March 22, 2001
-------------------------------
Don Emerson

/s/ Louis H. Herwaldt           Director                         March 22, 2001
-------------------------------
Louis H. Herwaldt

/s/ Arthur C. Latno             Director                         March 22, 2001
------------------------------
Arthur C. Latno

/s/ Patrick D. Lynch            Director                         March 22, 2001
------------------------------
Patrick D. Lynch

/s/ Catherine Cope MacMillan    Director                         March 22, 2001
------------------------------
Catherine Cope MacMillan

/s/ Patrick J. Mon Pere         Director                         March 22, 2001
------------------------------
Patrick J. Mon Pere

/s/ Ronald A. Nelson            Director                         March 22, 2001
------------------------------
Ronald A. Nelson

/s/ Carl Otto                   Director                         March 22, 2001
------------------------------
Carl Otto

/s/ Michael J. Ryan, Jr.        Director                         March 22, 2001
------------------------------
Michael J. Ryan, Jr.

/s/ Edward B. Sylvester         Director                         March 22, 2001
------------------------------
Edward B. Sylvester