Form 10-Q
period 2001-03-31
WESTAMERICA BANCORPORATION
filed 2001-05-15
CIK 311094

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 2001

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


          TITLE  OF  CLASS              SHARES OUTSTANDING AS OF MAY 1, 2001
          ----------------              ------------------------------------
            Common Stock,                           35,622,079
           No Par Value

                           WESTAMERICA BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


---------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                      At March 31,          At December 31,
                                                                                    2001             2000              2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                $   188,704      $   206,226       $   286,482
    Money market assets                                                              250              250               250
    Investment securities available for sale                                     890,042          976,020           921,275
    Investment securities held to maturity, with market values of:
                      $231,646 at March 31, 2001
                      $234,735 at March 31, 2000
                      $231,906 at December 31, 2000                              225,057          237,156           228,035
    Loans, gross, net of allowance for loan losses of:
                       $52,644 at March 31, 2001
                       $51,990 at March 31, 2000
                       $52,279 at December 31, 2000                            2,403,794        2,259,276         2,429,880

    Other real estate owned                                                        1,866            2,908             2,065
    Premises and equipment, net                                                   42,567           43,320            42,182
    Interest receivable and other assets                                         125,326          103,999           121,212
---------------------------------------------------------------------------------------------------------------------------
            Total assets                                                     $ 3,877,606      $ 3,829,155       $ 4,031,381
===========================================================================================================================



LIABILITIES
    Deposits:
      Noninterest bearing                                                    $   954,593      $   932,675       $ 1,014,230
      Interest bearing:
        Transaction                                                              519,957          510,557           526,178
        Savings                                                                  821,285          844,498           816,635
        Time                                                                     900,642          831,282           879,701
---------------------------------------------------------------------------------------------------------------------------
        Total deposits                                                         3,196,477        3,119,012         3,236,744
    Short-term borrowed funds                                                    275,471          352,447           386,942
    Liability for interest, taxes and
      other expenses                                                              46,919           26,702            38,912
    Notes payable                                                                 27,821           38,036            31,036
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                    3,546,688        3,536,197         3,693,634
---------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
    Authorized - 150,000 shares of common stock
     Issued and outstanding:
                        35,689 at March 31, 2001
                        36,412 at March 31, 2000
                        36,251 at December 31, 2000                              213,358          183,039           206,952
    Accumulated other comprehensive income:
       Unrealized gain (loss) on securities available for sale                    12,940           (6,585)            7,169
    Retained earnings                                                            104,620          116,504           123,626
---------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                             330,918          292,958           337,747
---------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' equity                         $ 3,877,606      $ 3,829,155       $ 4,031,381
===========================================================================================================================

                           WESTAMERICA BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)


----------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                                    Three months ended
                                                                        March 31,
                                                                    2001          2000
----------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                             $ 50,906      $ 47,227
Money market assets and funds sold                                       3             4
Investment securities available for sale
   Taxable                                                          10,236        11,649
   Tax-exempt                                                        2,760         2,852
Investment securities held to maturity
   Taxable                                                           1,259         1,245
   Tax-exempt                                                        1,973         2,069
----------------------------------------------------------------------------------------
    Total interest income                                           67,137        65,046

INTEREST EXPENSE
Transaction deposits                                                   892           916
Savings deposits                                                     4,462         4,503
Time deposits                                                       12,112        10,450
Funds purchased                                                      3,513         4,509
Debt financing and notes payable                                       518           692
----------------------------------------------------------------------------------------
    Total interest expense                                          21,497        21,070
----------------------------------------------------------------------------------------
NET INTEREST INCOME                                                 45,640        43,976

Provision for loan losses                                              900           945
----------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                          44,740        43,031

NONINTEREST INCOME
Service charges on deposit accounts                                  5,560         5,221
Merchant credit card                                                   946           939
Financial services commissions                                         243           413
Mortgage banking                                                       230           210
Trust fees                                                             292           162
Other                                                                3,015         3,010
----------------------------------------------------------------------------------------
    Total noninterest income                                        10,286         9,955

NONINTEREST EXPENSE
Salaries and related benefits                                       13,321        12,337
Occupancy                                                            2,916         3,059
Equipment                                                            1,590         1,621
Data processing                                                      1,521         1,542
Professional fees                                                      453           360
Other real estate owned                                                 43            29
Other                                                                5,732         5,474
----------------------------------------------------------------------------------------
    Total noninterest expense                                       25,576        24,422
----------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                          29,450        28,564
 Provision for income taxes                                          9,026         9,338
----------------------------------------------------------------------------------------
NET INCOME                                                        $ 20,424      $ 19,226
========================================================================================
Comprehensive income:
  Unrealized gain (loss) on securities
     available for sale, net                                         5,771        (2,064)
COMPREHENSIVE INCOME                                              $ 26,195      $ 17,162
========================================================================================
Average shares outstanding                                          36,000        36,625
Diluted average shares outstanding                                  36,605        37,058

PER SHARE DATA
Basic earnings                                                    $   0.57      $   0.52
Diluted earnings                                                      0.56          0.52
Dividends paid                                                        0.19          0.18

                           WESTAMERICA BANCORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


-------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                                     For the three months
                                                                       ended March 31,
                                                                     2001            2000
-------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                        $  20,424       $  19,226
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                       2,051           1,918
  Loan loss provision                                                   900             945
  Amortization of deferred net loan fees                                 55             138
  Decrease  in interest income receivable                             3,034              61
  Increase in other assets                                           (7,246)         (3,532)
  Increase in income taxes payable                                    9,094           9,338
  (Decrease) increase in interest expense payable                      (659)            170
  Decrease in other liabilities                                      (2,025)         (4,791)
  Write down/(gain on sales) of equipment                                17              21
  Originations of loans for resale                                     (880)         (1,021)
  Proceeds from sale of loans originated for resale                     547           1,021
  Net loss on sale of loans originated for resale                        12              --
  Net gain on sale of property acquired
       in satisfaction of debt                                          (59)           (135)
  Write down on property acquired in satisfaction of debt                47               2
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                            25,312          23,361
-------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net repayments of loans                                              25,387           8,627
Purchases of investment securities available for sale               (33,566)        (22,626)
Purchases of investment securities held to maturity                     (98)         (1,751)
Purchases of property, plant and equipment                           (1,601)           (563)
Proceeds from maturity of securities available for sale              74,540          24,962
Proceeds from maturity of securities held to maturity                 3,077           1,749
Proceeds from sale of securities available for sale                     217             419
Proceeds from sale of property and equipment                             --              20
Proceeds from property acquired in satisfaction
   of debt                                                              287             780
-------------------------------------------------------------------------------------------
Net cash provided by investing activities                            68,243          11,617
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (decrease) increase in deposits                                 (40,267)         53,668
Net decrease in short-term borrowings                              (111,471)       (109,898)
Repayments of notes payable                                          (3,215)         (3,464)
Exercise of stock options/issuance of shares                          8,562             355
Retirement of stock                                                 (38,051)        (18,538)
Dividends paid                                                       (6,891)         (6,613)
-------------------------------------------------------------------------------------------
Net cash used in financing activities                              (191,333)        (84,490)
-------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           (97,778)        (49,512)

Cash and cash equivalents at beginning of period                    286,482         255,738
-------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 188,704       $ 206,226
===========================================================================================
Supplemental disclosure of non-cash activities:
  Loans transferred to other real estate owned                    $      77       $     286
  Depreciation of fixed assets charged against reserves                  --              --

Supplemental disclosure of cash flow activity:
  Unrealized gain (loss) on securities available for sale         $  57,771       ($  2,064)
  Interest paid for the period                                       22,062          20,900
  Tax benefit from stock option exercises                             3,356              --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from those included in the forward-looking statements. The forward-looking statements involve risks and uncertainties which include, but are not limited to, changes in general economic conditions; competitive conditions in the geographic and business areas in which the Company conducts its operations; regulatory or tax changes that affect the cost of or demand for the Company's products; the resolution of legal proceedings and related matters. The reader is directed to Westamerica Bancorporation's annual report on Form 10-K for the year ended December 31, 2000, particularly the section entitled "Cautionary Statement," for the purpose of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 for a discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. For further information on the subject, please refer to the "Forward-Looking Statement Disclosure" section of this report.

Westamerica Bancorporation (the "Company"), parent company of Westamerica Bank, Community Banker Services Corporation, Westamerica Commercial Credit, Inc. and Money Outlet Inc. reported first quarter 2001 net income of $20.4 million or $.56 diluted earnings per share. These results compare to net income of $19.2 million or $.52 diluted earnings per share and $20.7 million or $.56 diluted earnings per share, respectively, for the first and fourth quarters of 2000.

Following is a summary of the components of net income for the periods indicated:

------------------------------------------------------------------------------------------------
                                                         For the three months ended
                                                         March 31,                 December 31,
------------------------------------------------------------------------------------------------
(In millions)                                    2001                 2000                2000
------------------------------------------------------------------------------------------------
Net interest income*                           $    49.2           $    47.4           $    50.8
Provision for loan losses                           (0.9)               (0.9)               (0.9)
Noninterest income                                  10.3                10.0                 9.9
Noninterest expense                                (25.6)              (24.4)              (25.5)
Provision for income taxes*                        (12.6)              (12.7)              (13.6)
------------------------------------------------------------------------------------------------
Net income                                     $    20.4           $    19.2           $    20.7
================================================================================================

Average total assets                           $ 3,872.6           $ 3,822.6           $ 3,933.8
Net income (annualized) as
  a percentage of average
  total assets                                      2.14%               2.02%               2.10%
================================================================================================

* Fully taxable equivalent basis (FTE)

During the first three months of 2001, the Company's net income was $20.4 million, $1.2 million higher than in the same period of 2000. Improvements in noninterest income, better net interest margin and a lower loan loss provision from continued improvements in credit quality were partially offset by higher noninterest expense, mainly resulting from higher salary and benefit costs and higher amortization of intangibles over the previous year's quarter. The efficiency ratio was 43.0 percent in the first quarter of 2001 compared to 42.6 percent in the first quarter of 2000. The tax charge for the two quarters remained mainly unchanged. Comparing the first quarter of 2001 to the prior quarter, net income decreased $300 thousand. This reduction was mainly due to lower earning-asset average balances and lower yields on the loan portfolio. This was partially offset by higher noninterest income, compared to the previous quarter. Noninterest expense remained essentially unchanged between the two quarters.


NET INTEREST INCOME

Following is a summary of the components of net interest income for the periods indicated:

-------------------------------------------------------------------------------------
                                                For the three months ended
                                                 March 31,                December 31,
-------------------------------------------------------------------------------------
(In millions)                           2001               2000               2000
-------------------------------------------------------------------------------------
Interest income                     $    67.1           $    65.1           $    69.7
Interest expense                        (21.5)              (21.1)              (22.5)
FTE adjustment                            3.7                 3.4                 3.6
-------------------------------------------------------------------------------------
  Net interest income (FTE)         $    49.3           $    47.4           $    50.8
=====================================================================================
Average earning assets              $ 3,572.8           $ 3,524.3           $ 3,605.9
Net interest margin (FTE)                5.56%               5.39%               5.65%
=====================================================================================

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the first quarter of 2001 increased $1.9 million from the same period in 2000 to $49.3 million. Comparing the first quarter of 2001 with the previous quarter, net interest income (FTE) decreased $1.5 million.

INTEREST INCOME

During the first quarter of 2001 interest income (FTE) increased $2.2 million from the same period in 2000. Higher earning-asset yields and average balances were the primary reasons for the change. Loan yields increased 13 basis points from the prior year, primarily due to increase in commercial, real estate and dealer loans. In addition, investment securities yields also rose 13 basis points from 2000. Adding to the favorable impact of higher yields, average earning-asset balances increased $48.4 million from the first quarter of 2000, as loans increased $159.3 million. This increase was partially offset by a reduction in the investment portfolio of $110.8 million. Commercial and residential real estate and dealer loans increased while commercial and other loan categories decreased. All investment categories decreased although the yield on the total investment portfolio increased as outlined above.

Comparing the first quarter of 2001 with the fourth quarter of 2000, interest income (FTE) decreased $2.6 million. This was as a result of a reduction of 12 basis points in the yield on earning assets. The volume of average earning assets also went down $33.1 million as a result of a decrease in the investment portfolio, partially offset by an increase in the loan portfolio.


INTEREST EXPENSE

For the first quarter of 2001, interest expense was $0.4 million higher than in the first quarter of 2000. This was mainly due to an increase of 13 basis points in the interest bearing liabilities rate, although total interest bearing liabilities volume decreased by $27 million compared to the first quarter of 2000. Low cost deposits, however, showed an increase of $43.1 million, mostly in noninterest bearing demand deposits.

Interest expense decreased $1.0 million from the fourth quarter of 2000 as shown above. This was the result of a reduction of 7 basis points in the total interest bearing liabilities rate. The average volume of interest bearing liabilities also declined by $20 million from the fourth quarter of 2000.


NET INTEREST MARGIN (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

-------------------------------------------------------------------------------
                                                 For the three months ended
                                                 March 31,         December 31,
-------------------------------------------------------------------------------
                                          2001            2000             2000
-------------------------------------------------------------------------------
Yield on earning assets                  8.00%            7.79%            8.13%
Rate paid on interest-bearing
  liabilities                            3.41%            3.28%            3.48%
-------------------------------------------------------------------------------
  Net interest spread                    4.59%            4.51%            4.65%

Impact of all other net
  noninterest bearing funds              0.97%            0.88%            1.00%
-------------------------------------------------------------------------------
    Net interest margin                  5.56%            5.39%            5.65%
===============================================================================

During the first quarter of 2001, the Company's net interest margin was 17 basis points higher than in the first quarter of 2000. This was a result of an increase of 21 basis points in the earning asset yield, while the interest bearing liabilities rate went up by only 13 basis points. Total earning asset volume also increased by $48.4 million due to an increase in the loan portfolio. Total investments decreased as discussed in detail above. There was also an increase of $44 million in noninterest bearing demand deposits which reduced the cost of funds in the first quarter of 2001 when compared to the first quarter of 2000.

The net interest margin declined 9 basis points from the fourth quarter of 2000. This was primarily as a result of a reduction of 13 basis points in the earning assets yield. The interest bearing liabilities rate declined by 7 basis points. The cost of funds was also impacted due to a reduction in noninterest bearing demand deposits of $36 million between the two quarters. In addition the buy back of company stock in the first quarter of 2001 was significantly higher than in the previous quarter impacting the availability of free funds and thereby increasing the cost of funds.


SUMMARY OF AVERAGE BALANCES, YIELDS/RATES AND INTEREST DIFFERENTIAL

The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate.

Distribution of assets, liabilities and shareholders' equity

---------------------------------------------------------------------------------------------
                                                             For the three months ended
                                                                   March 31, 2001
---------------------------------------------------------------------------------------------
                                                                        Interest       Rates
                                                       Average           income/       earned/
(dollars in thousands)                                 balance          expense         paid
---------------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                   $      553         $     3          2.17%
Trading account securities
Investment securities
 Available for sale
  Taxable                                               672,376          10,236          6.09
  Tax-exempt                                            215,504           3,753          6.99
 Held to maturity
  Taxable                                                76,586           1,259          6.58
  Tax-exempt                                            149,988           3,399          9.08
Loans:
  Commercial                                          1,547,435          33,453          8.65
  Real estate construction                               63,356           1,752         11.09
  Real estate residential                               355,835           6,307          7.11
  Consumer                                              491,128          10,593          8.65
                                                     ----------      ----------
Earning assets                                        3,572,761          70,755          8.00

Other assets                                            299,823
                                                     ----------
    Total assets                                     $3,872,584
                                                     ==========
Liabilities and shareholders' equity
Deposits
  Noninterest bearing demand                         $  960,184      $       --            --%
  Savings and interest-bearing
    transaction                                       1,325,526           5,354          1.62
  Time less than $100,000                               398,172           5,143          5.17
  Time $100,000 or more                                 491,532           6,969          5.69
                                                     ----------      ----------
    Total interest-bearing deposits                   2,215,230          17,466          3.16
Funds purchased                                         308,294           3,513          4.57
Debt financing and notes payable                         28,893             518          7.19
                                                     ----------      ----------
  Total interest-bearing liabilities                  2,552,417          21,497          3.41
Other liabilities                                        39,878
Shareholders' equity                                    320,105
                                                     ----------
  Total liabilities and shareholders' equity         $3,872,584
                                                     ==========
Net interest spread (1)                                                                 4.59%
Net interest income and interest margin (2)                          $   49,258         5.56%
                                                                     ==========         =====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of assets, liabilities and shareholders' equity

----------------------------------------------------------------------------------------------
                                                             For the three months ended
                                                                    March 31, 2000
----------------------------------------------------------------------------------------------
                                                                         Interest       Rates
                                                       Average           income/        earned/
(dollars in thousands)                                 balance           expense         paid
----------------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                   $      466         $     4         3.45 %
Trading account securities
Investment securities
 Available for sale
  Taxable                                               767,670          11,649          6.10
  Tax-exempt                                            220,651           4,192          7.64
 Held to maturity
  Taxable                                                81,845           1,245          6.12
  Tax-exempt                                            155,260           3,035          7.86
Loans:
  Commercial                                          1,483,244          32,043          8.69
  Real estate construction                               46,779           1,321         11.36
  Real estate residential                               335,441           5,779          6.93
  Consumer                                              432,993           9,166          8.51
                                                     ----------          ------
Earning assets                                        3,524,349          68,434          7.79

Other assets                                            298,242
                                                     ----------
    Total assets                                     $3,822,591
                                                     ==========
Liabilities and shareholders' equity
Deposits
  Noninterest bearing demand                         $  916,153         $     --           --%
  Savings and interest-bearing
    transaction                                       1,326,499           5,419          1.64
  Time less than $100,000                               392,218           4,610          4.73
  Time $100,000 or more                                 451,539           5,840          5.20
                                                     ----------         -------
    Total interest-bearing deposits                   2,170,256          15,869          2.94
Funds purchased                                         369,959           4,509          4.90
Debt financing and notes payable                         39,174             692          7.11
                                                     ----------         -------
  Total interest-bearing liabilities                  2,579,389          21,070          3.28
Other liabilities                                        31,689
Shareholders' equity                                    295,360
                                                     ----------
  Total liabilities and shareholders' equity         $3,822,591
                                                     ==========
Net interest spread(1)                                                                   4.51%
Net interest income and interest margin(2)                           $   47,364          5.39%
                                                                     ==========          ====

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of assets, liabilities and shareholders' equity:

--------------------------------------------------------------------------------------------------
                                                              For the three months ended
                                                                   December 31, 2000
--------------------------------------------------------------------------------------------------
                                                                           Interest         Rates
                                                         Average           income/          earned/
(Dollars in thousands)                                   balance           expense           paid
--------------------------------------------------------------------------------------------------
Assets
Money market assets and funds sold                     $      435         $     4           3.68%
Investment securities:
  Available for sale
    Taxable                                               714,058          10,916           6.11
    Tax-exempt                                            208,666           4,091           7.84
  Held to maturity
    Taxable                                                77,581           1,309           6.75
    Tax-exempt                                            152,390           2,996           7.87
Loans:
  Commercial                                            1,539,028          34,720           9.02
  Real estate construction                                 59,649           1,824          12.23
  Real estate residential                                 353,718           6,341           7.17
  Consumer                                                500,366          11,145           8.91
---------------------------------------------------------------------------------
Earning assets                                          3,605,891          73,346           8.13

Other assets                                              327,894
-----------------------------------------------------------------
    Total assets                                       $3,933,785
=================================================================

Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                           $  996,064         $    --             --%
  Savings and interest-bearing
    transaction                                         1,380,577           6,025           1.75
  Time less than $100,000                                 400,352           5,336           5.33
  Time $100,000 or more                                   485,678           7,150           5.89
--------------------------------------------------------------------------------
    Total interest-bearing deposits                     2,266,607          18,511           3.27
Funds purchased                                           275,209           3,466           5.04
Debt financing and notes payable                           31,036             556           7.17
--------------------------------------------------------------------------------
  Total interest-bearing liabilities                    2,572,852          22,533           3.48
Other liabilities                                          37,182
Shareholders' equity                                      327,687
-----------------------------------------------------------------
  Total liabilities and
       shareholders' equity                            $3,933,785
=================================================================
Net interest spread(1)                                                                      4.65%
Net interest income and interest margin(2)                                $50,813           5.65%
================================================================================================

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


-----------------------------------------------------------------------------------------------
                                                                Three months ended
                                                                   March 31, 2001
                                                              compared with three months
                                                                 ended March 31, 2000
-----------------------------------------------------------------------------------------------
                                                        Volume             Rate           Total
-----------------------------------------------------------------------------------------------
Increase (decrease) in interest and fee income:
  MMkt. assets and funds sold                           $     3          $  (4)         $    (1)
  Trading account securities                                 (4)             4                0
  Investment securities:(1)
    Available for sale
                Taxable                                  (1,450)            37           (1,413)
                Tax-exempt                                  (96)          (343)            (439)
    Held to maturity
                Taxable                                     (82)            96               14
                Tax-exempt                                 (104)           468              364
  Loans:
    Commercial(1)                                         1,357             53            1,410
    Real estate construction                                461            (30)             431
    Real estate residential                                 342            186              528
    Consumer                                              1,219            208            1,427
-----------------------------------------------------------------------------------------------
      Total loans(1)                                      3,379            417            3,796
-----------------------------------------------------------------------------------------------
      Total increase  in interest
      and fee income(1)                                   1,646            675            2,321
-----------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                                171           (236)             (65)
    Time less than $ 100,000                                 76            457              533
    Time $ 100,000 or more                                  531            598            1,129
-----------------------------------------------------------------------------------------------
  Total interest-bearing                                    778            819            1,597
  Funds purchased                                          (713)          (283)            (996)
  Notes and mortgages payable                              (184)            10             (174)
-----------------------------------------------------------------------------------------------
    Total (decrease) increase in
         interest expense                                  (119)           546              427
-----------------------------------------------------------------------------------------------
   Increase in
      net interest income(1)                            $ 1,765          $ 129          $ 1,894
===============================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Rate and volume variances.

--------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended
                                                                       March 31, 2001
                                                                 compared with three months
                                                                  ended December 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                                Volume                   Rate                Total
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest and fee income:
  MMkt. assets and funds sold                                       $3                    ($4)                 ($1)
  Trading account securities                                        (3)                    $3                    0
  Investment securities (1)
    Available for sale
                Taxable                                           (635)                   (45)                (680)
                Tax-exempt                                         128                   (466)                (338)
    Held to maturity
                Taxable                                            (17)                   (33)                 (50)
                Tax-exempt                                         (47)                   450                  403
  Loans:
    Commercial (1)                                                 173                 (1,440)              (1,267)
    Real estate construction                                       107                   (179)                 (72)
    Real estate residential                                         30                    (64)                 (34)
    Consumer                                                      (194)                  (358)                (552)
--------------------------------------------------------------------------------------------------------------------
      Total loans (1)                                              116                 (2,041)              (1,925)
--------------------------------------------------------------------------------------------------------------------
Total decrease in interest
      and fee income (1)                                          (455)                (2,136)              (2,592)
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                                      (262)                  (409)                (671)
    Time less than $ 100,000                                       (27)                  (166)                (193)
    Time $ 100,000 or more                                          87                   (268)                (181)
--------------------------------------------------------------------------------------------------------------------
  Total interest-bearing                                          (202)                  (843)              (1,045)
  Funds purchased                                                  397                   (350)                  47
  Notes and mortgages payable                                      (38)                     0                  (38)
--------------------------------------------------------------------------------------------------------------------
    Total increase (decrease) in
         interest expense                                          157                 (1,193)              (1,036)
--------------------------------------------------------------------------------------------------------------------
   Decrease in
      net interest income (1)                                    ($612)                 ($943)             ($1,556)
====================================================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

PROVISION FOR LOAN LOSSES

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $900 thousand for loan losses in the first quarter of 2001, unchanged from the previous quarter and $45 thousand lower than the same period of 2000. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.


NONINTEREST INCOME

The following table summarizes the components of noninterest income for the periods indicated.

-------------------------------------------------------------------------------------------------------------------
                                                                 For the three months ended
                                                                           March 31,                   December 31,
                                                                ------------------------------         ------------
(In millions)                                                     2001                   2000                 2000
-------------------------------------------------------------------------------------------------------------------
Service charges on deposit
  accounts                                                       $5.56                  $5.22                $5.23
Merchant credit card                                              0.95                   0.94                 1.00
Financial services
  commissions                                                     0.24                   0.41                 0.36
Debit card fees                                                   0.31                   0.21                 0.34
Mortgage banking income                                           0.23                   0.21                 0.19
Trust fees                                                        0.29                   0.16                 0.33
Other noninterest income                                          2.71                   2.81                 2.50
-------------------------------------------------------------------------------------------------------------------
Total                                                           $10.29                  $9.96                $9.95
===================================================================================================================


Noninterest income increased $330 thousand in the first quarter of 2001 compared to the first quarter of 2000. Higher deposit account service charges and trust fees were the main contributing factors, offset by lower financial services fees. The increase in deposit service charges specifically related to customer demand deposit activities and overdraft and returned items due to insufficient funds. Those categories benefited from revised service charge calculation methodologies introduced in late 1999. Debit card income increased 45% from the March 2000 quarter end. The product's usage by customers increased in volume in 2000. The increase in trust fees was as a result of the emphasis put on services for high net worth clients and an increase in the number of experienced personnel servicing the customers. The amount of financial services commissions was lower in the first quarter of 2001 compared to 2000 due to lower sales volume of mutual fund and other related products.

Comparing the first quarter of 2001 with the last quarter of 2000 the increase in noninterest income was primarily due to service charges on deposit accounts and other income. Service charges increased due to higher activity. Financial services income declined due to reasons as outlined above.


NONINTEREST EXPENSE

The following table summarizes the components of noninterest expense for the periods indicated.

-----------------------------------------------------------------------------------------------------------
                                                                     For the three months ended
                                                                    March 31,                  December 31,
                                                         ----------------------------          ------------
(In millions)                                              2001                 2000                  2000
-----------------------------------------------------------------------------------------------------------
Salaries and incentives                                  $10.19                $9.57                $10.39
Other personnel                                            3.13                 2.77                  2.74
Occupancy                                                  2.92                 3.06                  2.66
Equipment                                                  1.59                 1.62                  1.63
Data processing services                                   1.52                 1.54                  1.47
Courier service                                            0.93                 0.83                  0.91
Postage                                                    0.50                 0.55                  0.49
Merchant credit card                                       0.36                 0.41                  0.37
Stationery and supplies                                    0.36                 0.40                  0.45
Professional fees                                          0.45                 0.36                  0.54
Advertising/public relations                               0.36                 0.29                  0.36
Operational losses                                         0.16                 0.29                  0.27
Loan expense                                               0.23                 0.26                  0.23
Other real estate owned                                    0.04                 0.03                  0.05
Other noninterest expense                                  2.84                 2.44                  2.95
-----------------------------------------------------------------------------------------------------------
Total                                                    $25.58               $24.42                $25.51
===========================================================================================================
Average full time equivalent staff                        1,083                1,076                 1,082
noninterest expense to revenues
  ("efficiency ratio")(FTE)                              42.95%               42.61%                41.98%
===========================================================================================================

Noninterest expense of $25.58 million in the first quarter of 2001 was $1.16 million higher than the same quarter in 2000. The efficiency ratio for the first quarter 2001 was higher as reflected above. Increased expenses are: $980 thousand higher employee related expenses, a result of an increase in personnel, increases in incentive compensation program expense and benefits, and lower deferrals in connection with costs incurred originating new loans; $100 thousand higher courier service due to increased costs, gas surcharges, and timing of payments; $90 thousand higher professional fees related mostly to legal issues and to accounting and consulting fees; $70 thousand higher public relations expense, related mainly to shareholder report costs and $400 thousand other noninterest expense that include higher costs for amortization of intangibles due to the First Counties Bank merger, customer checks, employee recruiting, staff relations, and in-house meetings.


Partially offsetting these increases, the first quarter of 2001 includes the following expenses which were lower by amounts outlined below: $140 thousand occupancy costs; $130 thousand operational losses; $50 thousand postage expense; $50 thousand merchant credit card expense; $40 thousand stationery and supplies; $30 thousand equipment expense; $30 thousand loan expense and $20 thousand in data processing.

Comparing the first three months of 2001 with the fourth quarter of 2000, noninterest expense increased $70 thousand. The largest increase is $190 thousand in employee related expenses. While full-time equivalent staff for this period declined, resulting in a decrease in salary expense, overall employee related expense increased due to the reduction of salaries and benefits deferred in connection with loan originations. Other contributors to the increase for this period include $260 thousand in occupancy expense, $50 thousand in data processing costs due to an annual inflation adjustment paid to a service provider, $20 thousand in courier service and $10 thousand in postage for the additional expense of year-end mailings.

Partially offsetting these unfavorable changes from the fourth quarter of 2000 are $110 thousand lower operational losses; $110 thousand fewer other expenses that include $125 thousand lower employee recruiting expense, $102 thousand lower in-house meetings, $50 thousand lower telephone expense, and $43 thousand lower amortization of intangibles due to an accelerated depreciation schedule for core deposit intangibles from the acquisition of First Counties Bank. Other areas that were lower than the fourth quarter of 2000 include $90 thousand in stationery and supplies; $90 thousand for professional fees and $40 thousand in equipment expense.


PROVISION FOR INCOME TAX

During the first quarter of 2001, the Company recorded income tax expense of $9.0 million, $300 thousand higher than the first quarter of 2000 and $1 million lower than the $10 million recorded in the fourth quarter of 2000. The current provision represents an effective tax rate of 30.6 percent, compared to 32.7 percent, for the first quarter and 32.5 percent for the fourth quarter of 2000. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions and credits.


ASSET QUALITY

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and increase diversification of earning assets into less risky investments. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all nonperforming assets and potential problem loans, and receive an elevated level of attention to ensure collection.

The following is a summary of classified assets on the dates indicated:

---------------------------------------------------------------------------------------------------
                                                                                            At
                                                         At March 31,                  December 31,
                                                 -----------------------------         ------------
(In millions)                                     2001                   2000                 2000
---------------------------------------------------------------------------------------------------
Classified loans                                 $31.5                  $36.3                $30.1
Other classified assets                            3.7                    2.9                  3.5
---------------------------------------------------------------------------------------------------
Total classified assets                           35.2                  $39.2                $33.6
===================================================================================================
Allowance for loan losses as a
 percentage of classified loans                   167%                   143%                 174%

Total classified loans at March 31, 2001, decreased $4.0 million or 10.2 percent to $35.2 million from March 31, 2000, continuing to reflect the Company's strict credit standards, high underwriting procedures and active workout policies. The decrease was principally due to reductions in classified residential real estate loans, reclassified other real estate acquired in satisfaction of debt (OREO) and work out and restructured loans of various categories. There was a small increase in total classified assets from the December 2000 quarter end, due to a minimal increase in work out loans.

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans, loans 90 days past due as to principal or interest and still accruing, and other real estate owned. Loans are placed on nonaccrual status when reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing nonaccrual" and are included in total nonperforming assets. When the ability to fully collect nonaccrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

The following is a summary of nonperforming assets on the dates indicated:

---------------------------------------------------------------------------------------------
                                                                                      At
                                                     At March 31,                December 31,
                                           ------------------------------        ------------
(In millions)                                2001                   2000                 2000
---------------------------------------------------------------------------------------------
Performing nonaccrual loans                 $2.87                  $4.29                $3.49
Nonperforming,
     nonaccrual loans                        4.20                   3.41                 4.53
---------------------------------------------------------------------------------------------
   Total nonaccrual loans                    7.07                   7.70                 8.02

Loans 90 days past due and
  still accruing                             0.41                   0.37                 0.65
---------------------------------------------------------------------------------------------
  Total nonperforming loans                  7.48                   8.07                 8.67
---------------------------------------------------------------------------------------------
Restructured loans                             --                     --                   --
Other real estate owned                      1.87                   2.91                 2.07
---------------------------------------------------------------------------------------------
 Total nonperforming assets                 $9.35                 $10.98               $10.74
=============================================================================================
Allowance for loan losses
  as a percentage of
  nonperforming loans                        704%                   644%                 603%

Performing nonaccrual loans decreased $1.42 million to $2.87 million at March 31, 2001, from $4.29 million at March 31, 2000, and $620 thousand from $3.49 million outstanding at December 31, 2000. Nonperforming, nonaccrual loans of $4.20 million at March 31, 2001, increased $0.79 million from March 31, 2000, but decreased $0.33 million from December 31, 2000. The relevant decreases in performing and nonperforming nonaccrual loans from prior periods resulted primarily as loans on nonaccrual status were returned to accrual status on outstandings being made current by borrowers. The reduction was significant in commercial real estate nonaccrual loans.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2001, if all such loans had been current in accordance with their original terms, was $179 thousand, compared to $229 thousand and $197 thousand, respectively, for the first and fourth quarters of 2000. The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2001, totaled $336 thousand, compared to $372 thousand for the comparable period in 2000 and $462 thousand for the fourth quarter of 2000. These cash payments represent annualized yields of 18.75% percent for the first quarter of 2001 compared to 19.5 percent and
25.27 percent, respectively, for the first and fourth quarters of 2000. Total cash payments received, including those recorded in prior years, which were applied against the book balance of nonaccrual loans outstanding at March 31, 2001, totaled approximately $100 thousand.

The overall credit quality of the loan portfolio continues to be strong and nonperforming loans are declining. However, the total non performing assets could fluctuate from period to period. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain the level of nonperforming assets; however, the Company can give no assurance that additional increases in nonaccrual loans will not occur in the future.


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $52.6 million allowance for loan losses, which constituted 2.15 percent of total loans at March 31, 2001, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated:

-------------------------------------------------------------------------------------------
                                           For the three months ended
                                                     March 31,                 December 31,
                                         ------------------------------        ------------
(In millions)                              2001                   2000                 2000
-------------------------------------------------------------------------------------------
Balance, beginning
  of period                               $52.3                  $51.6                $52.2
Loan loss provision                         0.9                    0.9                  0.9

Loans charged off                          (1.6)                  (1.8)                (1.9)
Recoveries of previously
   charged-off loans                        1.0                    1.3                  1.1
-------------------------------------------------------------------------------------------
  Net credit losses                        (0.6)                  (0.5)                (0.1)
-------------------------------------------------------------------------------------------
Balance, end of period                    $52.6                  $52.0                $52.3
===========================================================================================
Allowance for loan losses
  as a percentage
  of loans outstanding                    2.14%                  2.25%                2.11%
===========================================================================================


ASSET AND LIABILITY MANAGEMENT

The fundamental objective of the Company's management of assets and liabilities is to maximize net interest income while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and NII forecasts using rising and falling rate scenarios, where the Fed Funds rate is made to rise or fall evenly by 200 basis points over the 12-month forecast with other rates being adjusted accordingly. It is the policy of the Company to require that such simulated NII changes should always be less than 10 percent or steps must be taken to reduce interest-rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer look at the risk will be put in place to determine what steps could be taken to reduce risk should it grow worse. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March 31, 2001 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At March 31, 2001 and 2000, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 2000 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At March 31, 2001, there were no substantial changes in the information on market risk.


LIQUIDITY
---------

The Company's principal source of asset liquidity is marketable investment securities available for sale. At March 31, 2001, investment securities available for sale totaled $890 million, representing a decrease of $86.0 million from March 31, 2000. In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 2001 and 2000 generated substantial cash flows, which are included in the total provided from operations of $25.3 million and $23.4 million, respectively.

The Company's investing activities were a major source of cash in the first quarter of 2001. Less than 50% of proceeds from maturing investment securities of $74 million were reinvested for a net increase of cash of $40.9 million. Another primary source of cash was $25.4 million from loan repayments.

The company used cash flows from operating and investing activities primarily to reduce short-term borrowings by $111.5 million, supplement a $40.3 million decrease in deposits and repurchase the Company's stock for $38.1 million. The $3.2 million reduction in long term debt and $6.9 million payments for dividends were partially offset by $8.6 million from the issuance of new shares of common stock in connection with the stock option program.

The Company anticipates increasing its cash level from operations through 2001 due to increased profitability and retained earnings. For the same period, it is anticipated that demand for loans will continue to increase, particularly in the commercial and real estate categories. The growth in deposit balances is expected to follow the anticipated growth in loan balances.

CAPITAL RESOURCES

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company quarterly repurchases approximately 250 thousand of its shares of Common Stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition to these systematic repurchases, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased an additional 742 thousand shares in the first quarter of 2001, 500 thousand in the first quarter of 2000, and 294 thousand in the fourth quarter of 2000.

The Company's primary capital resource is shareholders' equity, which totaled $330.9 million at March 31, 2001. This amount represents an increase of $37.9 million, or 13 percent, from March 31, 2000. This is reflective of the issuance of stock related to the purchase of First Counties Bank in August of the year 2000 and generation and retention of earnings, partially offset by common stock repurchases and dividends paid to shareholders.

Shareholders' equity at March 31, 2001, decreased $6.8 million, or 2 percent, from December 31, 2000, primarily due to common stock repurchases and dividends paid to shareholders, partially offset by generation and retention of earnings, and stock options exercised in the first quarter of 2001.

As a consequence of these changes in shareholders' equity, as well as changes in total assets in the first quarter of 2001, the Company's ratio of equity to assets increased to 8.53 percent at March 31, 2001, from 7.65 percent at March 31, 2000 and 8.38 percent at December 31, 2000. The ratio of Tier 1 capital to risk-adjusted assets was 9.97 percent at March 31, 2001, compared to 9.85 percent at March 31, 2000, and 10.20 percent at December 31, 2000. Total capital to risk-adjusted assets was 11.39 percent at March 31, 2001, compared to 11.48 percent at March 31, 2000, and 11.61 percent at December 31, 2000.


The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

------------------------------------------------------------------------------------------
                                                                 At                Minimum
                                  At March 31,              December 31,        Regulatory
                         -----------------------------      ------------           Capital
                           2001                 2000           2000           Requirements
------------------------------------------------------------------------------------------
Tier I Capital             9.97%                9.85%         10.20%               4.00%
Total Capital             11.39%               11.48%         11.61%               8.00%
Leverage ratio             7.70%                7.58%          7.89%               4.00%

The risk-based capital ratios increased at March 31, 2001, compared to March 31, 2000, primarily due to the increase in the total level of shareholders' equity due to the Company's issuance of stock related to the acquisition of First Counties Bank, and increased net income, partially offset by repurchases and dividends paid to shareholders. From December 31, 2000, the Tier 1 capital ratio decreased, due to common stock repurchases and dividends paid to shareholders, partially offset by increased earnings, and stock options exercised.

The decrease in the Total Capital ratio from December 31, 2000 to March 31, 2001 includes a reduction in the allowable portion of a subordinated capital note issued by Westamerica Bank, which is discounted for regulatory capital purposes as it approaches maturity. Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. As shown in the table above, all ratios are in excess of the regulatory definition of "well capitalized".


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


                                                   WESTAMERICA BANCORPORATION
                                                   (Registrant)



Date: May 15, 2001                                 /s/ DENNIS R. HANSEN
                                                   -----------------------------
                                                   Dennis R. Hansen
                                                   Senior Vice President
                                                   and Controller
                                                   Chief Accounting Officer

PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings

                   Due to the nature of the banking business, the Subsidiary Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank.

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

          Item 6 - Exhibits

          (a)      Exhibit 11:
                   Computation of Earnings Per Share on Common and Common Equivalent Shares and on Common
                   Shares Assuming Full Dilution

Exhibit 11

WESTAMERICA BANCORPORATION
COMPUTATION OF EARNINGS PER SHARE ON COMMON AND
COMMON EQUIVALENT SHARES AND ON COMMON SHARES
ASSUMING FULL DILUTION

------------------------------------------------------------------------------------------------
                                                                        For the three months
                                                                            ended March 31,
(In thousands, except per share data)                                 2001                 2000
------------------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding - basic                                        36,000               36,625

Add exercise of options reduced by the number of
  shares that could have been purchased with the
  proceeds of such exercise                                            605                  433
------------------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding - diluted                                      36,605               37,058
================================================================================================

Net income                                                         $20,424              $19,226

Basic earnings per share                                             $0.57                $0.52

Diluted earnings per share                                           $0.56                $0.52