Form 10-Q
period 2001-06-30
WESTAMERICA BANCORPORATION
filed 2001-08-13
CIK 311094

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q




                 Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter Ended June 30, 2001


                        Commission File Number: 1-9383



                         WESTAMERICA BANCORPORATION
          (Exact Name of  Registrant as Specified in its Charter)


                  CALIFORNIA                                94-2156203
       (state or other jurisdiction of)                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)



               1108 Fifth Avenue, San Rafael, California 94901
             (Address of Principal Executive Offices) (Zip Code)


        Registrant's Telephone Number, including Area Code (707) 863-8000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes [ x ]               No [    ]



Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:


           Title  of  Class          Shares outstanding as of July 31, 2001

            Common Stock,                              35,121,466
            No Par Value




                        FORWARD-LOOKING STATEMENTS




In addition to historical information, this report on Form 10-Q for


Westamerica Bancorporation ("the Company") includes certain


forward-looking statements within the meaning of the Private Securities


Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties which include, but are not limited to, changes in general economic conditions; competitive conditions in the geographic and business areas in which the Company conducts operations; regulatory or tax changes that affect the cost of or demand for the Company's products and services; and the resolution of legal proceedings and related matters.





Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the


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





The reader is  directed to the Company's annual report on Form 10-K for the year ended December 31, 2000, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.





                                WESTAMERICA BANCORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                                           At
                                                    At June 30,        December 31,
                                                 2001         2000         2000
                                              ----------   ----------   ----------
Assets:
  Cash and cash equivalents                     $192,408     $248,471     $286,482
  Money market assets                                335          250          250
  Investment securities available for sale       891,874      939,209      921,275
  Investment securities held to maturity,
    with market values of:
     $227,084 at June 30, 2001                   221,885
     $231,792 at June 30, 2000                                234,523
     $231,906 at December 31, 2000                                         228,035
  Loans, gross                                 2,462,603    2,358,393    2,482,159
  Allowance for loan losses                      (52,468)     (52,121)     (52,279)
     Loans, net of allowance for loan losses  ----------   ----------   ----------
                                               2,410,135    2,306,272    2,429,880
  Other real estate owned                            545        2,062        2,065
  Premises and equipment, net                     42,444       42,429       42,182
  Interest receivable and other assets           144,009      105,299      121,212
                                              ----------   ----------   ----------
    Total Assets                              $3,903,635   $3,878,515   $4,031,381
                                              ==========   ==========   ==========
Liabilities:
  Deposits:
    Non-interest bearing                        $996,626     $961,111   $1,014,230
    Interest bearing:
      Transaction                                499,299      501,820      526,178
      Savings                                    835,894      832,850      816,635
      Time                                       865,750      838,090      879,701
                                              ----------   ----------   ----------
    Total deposits                             3,197,569    3,133,871    3,236,744
  Short-term borrowed funds                      300,649      391,875      386,942
  Liability for interest, taxes and
    other expenses                                59,124       20,620       38,912
  Notes payable                                   27,822       38,036       31,036
                                              ----------   ----------   ----------
    Total Liabilities                          3,585,164    3,584,402    3,693,634
                                              ==========   ==========   ==========
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
       35,251 at June 30, 2001                   211,966
       36,011 at June 30, 2000                                183,301
       36,251 at December 31, 2000                                         206,952
  Accumulated other comprehensive income:
     Unrealized (loss) gain on securities
          available for sale                      10,260       (6,996)       7,169
  Retained earnings                               96,245      117,808      123,626
                                              ----------   ----------   ----------
    Total Shareholders' Equity                   318,471      294,113      337,747
                                              ==========   ==========   ==========
    Total Liabilities and
          Shareholders' Equity                $3,903,635   $3,878,515   $4,031,381
                                              ==========   ==========   ==========




                                WESTAMERICA BANCORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                           (In thousands, except per share data)


                                                  Three months ended        Six months ended
                                                      June 30,                  June 30,
                                                   2001        2000         2001         2000
                                                 ----------------------------------------------
Interest Income:
  Loans                                          $49,341      $48,601     $100,246      $95,828
  Money market assets and funds sold                   1            2            6            6
  Investment securities available for sale
    Taxable                                        9,300       11,385       19,353       23,034
    Tax-exempt                                     3,173        2,847        6,116        5,699
  Investment securities held to maturity
    Taxable                                        1,221        1,274        2,461        2,519
    Tax-exempt                                     1,949        2,082        3,940        4,151
                                                 ----------------------------------------------
    Total interest income                         64,985       66,191      132,122      131,237

Interest Expense:
  Transaction deposits                               723        1,043        1,616        1,959
  Savings deposits                                 4,284        4,390        8,746        8,893
  Time deposits                                   10,580       10,836       22,691       21,286
  Short-term borrowed funds                        2,410        5,145        5,923        9,654
  Debt financing and notes payable                   499          679        1,017        1,371
                                                 ----------------------------------------------
    Total interest expense                        18,496       22,093       39,993       43,163
                                                 ----------------------------------------------
Net Interest Income                               46,489       44,098       92,129       88,074
                                                 ----------------------------------------------
Provision for loan losses                            900          925        1,800        1,870
                                                 ----------------------------------------------
Net Interest Income After
  Provision For Loan Losses                       45,589       43,173       90,329       86,204
                                                 ----------------------------------------------
Noninterest Income:
  Service charges on deposit accounts              5,908        5,342       11,467       10,563
  Merchant credit card                             1,038        1,017        1,984        1,956
  Financial services commissions                     377          475          619          888
  Mortgage banking                                   242          212          462          422
  Trust fees                                         240          179          531          341
  Other                                            3,189        3,243        6,217        6,253
                                                 ----------------------------------------------
  Total Noninterest Income                        10,994       10,468       21,280       20,423
                                                 ----------------------------------------------
Noninterest Expense:
  Salaries and related benefits                   13,272       12,865       26,622       25,202
  Occupancy                                        2,911        2,874        5,827        5,933
  Equipment                                        1,484        1,539        3,074        3,160
  Data processing                                  1,553        1,506        3,075        3,048
  Professional fees                                  398          438          851          798
  Other real estate owned                             98           75          141          104
  Other                                            5,910        5,371       11,613       10,845
                                                 ----------------------------------------------
  Total Noninterest Expense                       25,626       24,668       51,203       49,090
                                                 ----------------------------------------------
Income Before Income Taxes                        30,957       28,973       60,406       57,537
                                                 ----------------------------------------------
  Provision for income taxes                      10,199        9,306       19,224       18,644
                                                 ----------------------------------------------
Net Income                                       $20,758      $19,667      $41,182      $38,893
                                                 ==============================================
Comprehensive Income:
  Change in unrealized (loss) gain on
   securities available for sale, net             (2,680)        (411)       3,091       (2,475)
                                                 ----------------------------------------------
Comprehensive Income                             $18,078      $19,256      $44,273      $36,418
                                                 ==============================================
Average Shares Outstanding                        35,433       36,220       35,715       36,423
Diluted Average Shares Outstanding                35,957       36,714       36,279       36,886

Per Share Data:
  Basic Earnings                                   $0.59        $0.54        $1.15        $1.07
  Diluted Earnings                                  0.58         0.54         1.14         1.05
  Dividends Paid                                    0.21         0.18         0.40         0.36




                                WESTAMERICA BANCORPORATION
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      (In thousands)

                                                             Compre-
                                                 Common      hensive     Retained
                                                 Stock       Income      Earnings       Total
                                                -----------------------------------------------
Balance, December 31, 1999                      $186,435      ($4,521)    $118,678     $300,592
  Net income for the period                                                 38,893       38,893
  Stock issued                                     2,236                                  2,236
  Purchase and retirement of stock                (5,370)                  (26,584)     (31,954)
  Dividends                                                                (13,179)     (13,179)
  Unrealized (loss) on securities available
    for sale, net                                              (2,475)                   (2,475)
                                                -----------------------------------------------
Balance, June 30, 2000                          $183,301      ($6,996)    $117,808     $294,113
                                                ===============================================
Balance, December 31, 2000                      $206,952       $7,169     $123,626     $337,747
  Net income for the period                                                 41,182       41,182
  Stock issued                                    14,836                                 14,836
  Purchase and retirement of stock                (9,822)                  (54,171)     (63,993)
  Dividends                                                                (14,392)     (14,392)
  Unrealized gain on securities available
    for sale, net                                               3,091                     3,091
                                                -----------------------------------------------
Balance, June 30, 2001                          $211,966      $10,260      $96,245     $318,471
                                                ===============================================




                              WESTAMERICA BANCORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                           For the six months
                                                                             ended June 30,
                                                                            2001         2000
                                                                          ---------------------
Operating Activities:
  Net income                                                               $41,182      $38,893
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                             2,423        2,426
    Amortization of intangibles                                              1,719        1,399
    Loan loss provision                                                      1,800        1,870
    Amortization of deferred net loan (cost)/fees                              389          159
    Decrease (increase) in interest income receivable                        2,811         (461)
    (Increase)in other assets                                              (27,667)      (3,882)
    Increase in income taxes payable                                         4,461        1,041
    (Decrease)/increase in interest expense payable                         (2,397)       1,353
    Increase/(decrease) in other liabilities                                20,527       (3,516)
    Write-downs of equipment                                                   119           30
    Originations of loans for resale                                        (2,795)      (1,480)
    Proceeds from sale of loans originated for resale                        2,268        1,480
    Net loss on sale of loans originated for resale                             18            8
    Net gain on sale of property acquired
     in satisfaction of debt                                                  (154)        (333)
    Write-down on property acquired in satisfaction of debt                     78           64
                                                                          ---------------------
Net Cash Provided by Operating Activities                                   44,782       39,051
                                                                          ---------------------
Investing Activities:
  Net disbursements of loans                                                17,822      (39,547)
  Purchases of investment securities available for sale                   (125,406)     (24,776)
  Purchases of investment securities held to maturity                       (3,110)      (1,867)
  Purchases of property, plant and equipment                                (2,808)        (890)
  Proceeds from maturity of securities available for sale                  159,631       62,846
  Proceeds from maturity of securities held to maturity                      9,260        4,498
  Proceeds from sale of securities available for sale                          510          788
  Proceeds from sale of property and equipment                                   0           20
  Proceeds from property acquired in satisfaction
    of debt                                                                  1,857        1,994
                                                                          ---------------------
Net Cash Provided By Investing Activities                                   57,756        3,066
                                                                          ---------------------
Financing Activities:
  Net(decrease)/increase in deposits                                       (39,175)      68,527
  Net (decrease) in short-term borrowings                                  (86,293)     (70,470)
  Repayments of notes payable                                               (3,215)      (3,464)
  Exercise of stock options/issuance of shares                              10,353        2,236
  Repurchases/retirement of stock                                          (63,805)     (33,035)
  Dividends paid                                                           (14,392)     (13,178)
                                                                          ---------------------
Net Cash Used In Financing Activities                                     (196,527)     (49,384)
                                                                          ---------------------
Net Decrease In Cash and Cash Equivalents                                  (93,989)      (7,267)
                                                                          ---------------------
Cash and Cash Equivalents at Beginning of Period                           286,482      255,738
                                                                          ---------------------
Cash and Cash Equivalents at End of Period                                $192,493     $248,471
                                                                          =====================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                $261         $518

Supplemental Disclosure of Cash Flow Activity:
  Unrealized gain(loss)on securities available for sale                     $3,091      ($2,475)
  Interest paid for the period                                              38,255       41,810
  Income tax payments for the period                                        16,010       18,350
  Income tax benefit from stock option exercises                            $4,296       $1,080



                                  WESTAMERICA BANCORPORATION
                                      Financial Summary
                        (dollars in thousands, except per share amounts)

                                                  Three months ended         Six months ended
                                                       June 30,                  June 30,
                                                   2001         2000         2001        2000
                                              -------------------------------------------------
Net Interest Income                              $46,489      $44,098      $92,129      $88,074
Provision for Loan Losses                           (900)        (925)      (1,800)      (1,870)
Noninterest Income                                10,994       10,468       21,280       20,423
Noninterest Expense                              (25,626)     (24,669)     (51,203)     (49,090)
Provision for income taxes                       (10,199)      (9,305)     (19,224)     (18,644)
                                              -------------------------------------------------
Net Income                                       $20,758      $19,667      $41,182      $38,893
                                              =================================================
Average Shares Outstanding                        35,433       36,220       35,715       36,423
Diluted Average Shares Outstanding                35,957       36,714       36,279       36,886
Shares Outstanding at Period End                  35,109       36,011       35,109       36,011

Basic Earnings Per Share                           $0.59        $0.54        $1.15        $1.07
Diluted Earnings Per Share                          0.58         0.54         1.14         1.05

Average Balances:
  Total Assets                                $3,824,688   $3,840,103   $3,848,636   $3,831,347
  Earning Assets                               3,541,890    3,525,197    3,557,325    3,524,773
  Total Loans                                  2,456,278    2,318,760    2,457,016    2,308,609
  Total Deposits                               3,187,324    3,087,062    3,181,369    3,086,736
  Shareholders' Equity                           311,222      298,085      315,664      296,722

Financial Ratios for the Period:
  Return On Assets                                  2.18%        2.06%        2.16%        2.04%
  Return On Equity                                 26.75%       26.54%       26.31%       26.36%
  Net Interest Margin                               5.69%        5.42%        5.63%        5.41%
  Net Loan Losses to Average Loans                  0.18%        0.14%        0.13%        0.12%
  Efficiency Ratio                                  41.8%        42.5%        42.4%        42.6%

Balances at Period End:
  Total Assets                                $3,903,635   $3,878,515
  Earning Assets                               3,576,697    3,532,375
  Total Loans                                  2,462,603    2,358,393
  Total Deposits                               3,197,569    3,133,872
  Shareholders' Equity                           318,471      294,113

Financial Ratios at Period End:
  Allowance for Loan Losses to Loans                2.13%        2.21%
  Book Value Per Share                             $9.07        $8.17
  Equity to Assets                                  8.16%        7.58%
  Total Capital to Risk Assets                     10.93%       11.51%

Dividends Paid Per Share                           $0.21        $0.18        $0.40        $0.36
Dividend Payout Ratio                                 36%          34%          35%          34%



                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Westamerica Bancorporation and its subsidiaries Westamerica Bank,


Community Banker Services Corporation, Westamerica Commercial Credit


Inc., and Money Outlet Inc. (the Company) reported second quarter 2001 net income of $20.8 million or $.58 diluted earnings per share. These results compare to net income of $19.7 million or $.54 diluted earnings per share for the first quarter of 2000. On a year-to-date basis, net income was $41.2 million representing $1.14 diluted earnings per share,


compared to $38.9 million or $1.05 share for the same period of 2000.



Following is a summary of the components of net income for the periods indicated (dollars in thousands):


                                                Three months ended         Six months ended
                                                     June 30,                   June 30,
                                              -------------------------------------------------
                                                2001           2000         2001         2000
                                              -------------------------------------------------
Net interest income (FTE)                        $50,269      $47,571      $99,528      $94,935
Provision for loan losses                           (900)        (925)      (1,800)      (1,870)
Noninterest income                                10,994       10,468       21,280       20,423
Noninterest expense                              (25,626)     (24,669)     (51,203)     (49,090)
Provision for income taxes (FTE)                 (13,979)     (12,778)     (26,623)     (25,505)
                                              -------------------------------------------------
Net income                                       $20,758      $19,667      $41,182      $38,893
                                              =================================================

Average total assets                          $3,824,688   $3,840,103   $3,848,636   $3,831,347

Net income to average total assets                  2.18%        2.06%        2.16%        2.04%




Net income for the second quarter of 2001 was $1.1 million (6%) over the same quarter of 2000. The primary reason for the increase was higher net interest income (FTE)(up $2.7 million), the result of a 27 basis point


(bp) improvement in the net margin and a higher average earning asset base (up $17 million). Noninterest income increased $500 thousand (5%) as well. This revenue improvement was partially offset by an increase in noninterest expenses, which were $1.0 million above the year-ago quarter.


The provision for income taxes (FTE) increased $1.2 million (9%).





Comparing the first six months of 2001 to the prior year, net income


(FTE) increased $2.3 million (6%). Improved net interest income accounted for most of the change, increasing $4.6 million (5%). The increase was due to both a higher margin (up 22 bps) and higher average earning assets


(up $33 million). Noninterest income added $900 thousand to the revenue increase, which was partially offset by higher noninterest expenses (up


$2.1 million). The FTE provision for income taxes for the 2001 period was moderated by low-income housing tax credits recorded during the first quarter, so that the year-to-year increase was only $1.1 million (4%).



Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                                 Three months ended         Six months ended
                                                     June 30,                   June 30,
                                              -------------------------------------------------
                                                  2001         2000         2001         2000
                                              -------------------------------------------------
Interest income                                  $64,985      $66,191     $132,122     $131,237
Interest expense                                 (18,496)     (22,093)     (39,993)     (43,163)
FTE adjustment                                     3,780        3,473        7,399        6,861
                                              -------------------------------------------------
  Net interest income (FTE)                      $50,269      $47,571      $99,528      $94,935
                                              =================================================
Average earning assets                        $3,541,890   $3,525,197   $3,557,325   $3,524,773

Net interest margin (FTE)                           5.69%        5.42%        5.63%        5.41%





The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the second quarter of 2001 increased $2.7 million (6%) from the same period in 2000 to $50.3 million. Approximately 60% of the increase was due to the $17 million increase in average earning assets (the volume component), with the remainder due to a higher margin earned on those assets (the rate component). The increase in the net interest margin was the net effect of a 15 bp drop in the asset yield, which was more than offset by a 42 bp drop in the cost of funds.





Comparing the first six months of 2001 with the previous year, net interest income (FTE) increased $4.6 million (5%), with 70% of the increase attributable to more volume and 30% to a 22 bp increase in the margin. The margin expansion was the result of a slight increase (3 bp)


in asset yields combined with a 19 bp lower cost of funds.



Interest and Fee Income




Interest & fee income (FTE) for the second quarter of 2001 decreased $900 thousand (1%) from the same period in 2000. The decrease was the net effect of higher average earning assets in the 2001 period, more than offset by lower yields earned on those assets. Average earning assets grew $17 million, led by expansion in commercial real estate loans (up


$81 million or 9%), indirect consumer loans (up $31 million or 10%) and construction loans (up $27 million or 62%). All other categories of loans decreased by $2 million. Much of this loan growth was funded by net liquidation of the investment portfolio, specifically in the categories of asset-backed securities (down $85 million or 24%) and US Agency obligations (down $33 million or 17%).





Despite the reallocation of funds from lower-yielding investment securities to loans, the average yield on the Company's earning assets decreased from 7.93% in 2000 to 7.78% in 2001 (down 15 bp). This downward direction of yields was reflective of general interest markets during the current quarter, as particularly evident in variable-rate categories of loans such as commercial (101 bp decline in yield), construction (317 bp decline) and personal lines of credit (158 bp decline). Partially mitigating these drops were those categories of loans with fixed rates,


including residential real estate (15 bp increase) and indirect consumer


(up 14 bp). The net result was that the yield on the loan portfolio declined 34 bp to 8.24%. The investment portfolio yield increased 7 bp,


to 6.71%.





Comparing the first half of 2001 to 2000, interest & fee income (FTE)


increased by $1.4 million. Unlike the second quarter comparison, the change was the combined effect of a higher volume of earning assets and the impact of slightly higher yields; included in the yield calculations for the first half of 2000 is the effect of one additional accrual day


(2000 was a leap year), without which the 2000 earning asset yield would have been the same as in 2001. The positive volume component of the change was caused by a $33 million (1%) increase in average earning assets, including higher commercial real estate loans (up $89 million or


10%), indirect consumer loans (up $50 million or 17%) and construction loans (up $22 million or 48%). Total loans increased by $148 million


(6%). The investment portfolio was reduced by $116 million (10%) to fund the loan expansion.





The average yield on earning assets for the first half of 2001 was 7.89%


compared to 7.86% in 2000. Loan yields, especially those more sensitive to market rates, declined: the yield on commercial loans was down 45 bps,


construction yields declined 167 bps, and personal lines of credit were down 75 bps. Offsetting these were stable fixed-rate loan yields, so that the total loan yield declined 11 bps. The investment portfolio yield increased 10 bps; the above-mentioned volume decline was generally made up of lower-yielding asset-backed securities.






Interest Expense




Interest expense decreased $3.6 million (16%) in the second quarter of


2001 compared to the year-ago period. The decrease was the combined effect of a lower balance of interest-bearing liabilities and a drop in the average rate paid. Average interest-bearing liabilities decreased $64 million (3%), with a particularly significant decrease in short-term borrowed funds (down $122 million or 32%).  Much of this decline was replaced at lower rates of interest in certificates of deposit (CDs) over


$100 thousand, which were up $51 million (11%). CDs under $100 thousand moved up $10 million (3%) and interest-bearing transaction account balances increased $7 million (1%).





The average rate paid on interest-bearing liabilities decreased from


3.44% in the second quarter of 2000 to 2.95% in 2001. Rates paid on those liabilities that move with general market conditions declined accordingly: the average rate on Fed Funds dropped 209 bps. Rates on deposits were managed down as well, including those on CDs over $100 thousand, which declined 70 bps, and those on Money Market accounts,


which were lowered an average of 15 bps.





Through June 30, interest expense decreased $3.2 million (7%) in 2001 from 2000, again due to both a lower average balance of interest-bearing liabilities and lower rates paid. Interest-bearing liabilities declined


$45 million (2%), led by lower purchased funds (down $92 million or 24%)


and offset by higher CDs over $100 thousand (up $45 million or 10%).


Interest-bearing transaction accounts increased $15 million (3%).





Rates paid averaged 3.18% during the first six months of 2001 compared to


3.36% in the year-ago period. The most significant decline was on short-term funds, which decreased from 5.07% to 4.14%. Certain deposit categories decreased as well, but the average rate paid on all interest-bearing deposits actually increased slightly.





In all periods, the Company has continuously attempted to reduce high-rate time deposits while increasing the balances of more profitable,


lower-cost transaction accounts minimizing the effect of adverse cyclical trends.



Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

                                                    Three months ended        Six months ended
                                                         June 30,                 June 30,
                                                   ---------------------------------------------
                                                    2001         2000         2001         2000
                                                   ---------------------------------------------
Yield on earning assets                             7.78%        7.93%        7.89%        7.86%
Rate paid on interest-bearing
  liabilities                                       2.95%        3.44%        3.18%        3.36%
                                                   ---------------------------------------------
  Net interest spread                               4.83%        4.49%        4.71%        4.50%

Impact of all other net
  non-interest bearing funds                        0.86%        0.93%        0.92%        0.91%
                                                   ---------------------------------------------
    Net interest margin                             5.69%        5.42%        5.63%        5.41%
                                                   =============================================




During the second quarter of 2001, the Company's rapid reaction to declining market rates resulted in a substantial increase in the net interest margin of 27 basis points compared to the second quarter of


2000. The unfavorable impact of lower rates earned on loans and the investment portfolio, triggered by market trends, was more than offset by managed decreases in rates paid on deposits and short-term funds. The result was a 34 bp increase in the interest spread. Partially offsetting the increase in spread was the lower value of noninterest bearing funding sources. While the average balance of these sources increased $20 million, their value decreased 7 bp because of the lower market rates of interest at which they could be invested.





On a year-to-date basis, the net interest margin increased 22 bp when compared to the same period in 2000. Earning asset yields increased slightly, while the cost of interest-bearing liabilities was managed down, mainly through a substantial reduction in the rate paid on higher-priced purchased funds. The interest spread increased 21 bps as a result.  Noninterest bearing funding sources increased $60 million, and combined with the increase in net interest spread, resulted in the increase in margin of 22 bp.



Summary of Average Balances, Yields/Rates and Interest Differential




The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income thereon exempt from federal income taxation at the current statutory tax rate (dollars


in thousands):


                                                                For the three months ended
                                                                       June 30, 2001
                                                           -------------------------------------
                                                                         Interest        Rates
                                                             Average      Income/       Earned/
                                                             Balance      Expense        Paid
                                                           -------------------------------------
Assets:
Money market assets and funds sold                               $374           $1         2.09%
Investment securities:
  Available for sale
    Taxable                                                   610,966        9,678         6.35%
    Tax-exempt                                                251,460        4,266         6.79%
  Held to maturity
    Taxable                                                    74,242        1,191         6.43%
    Tax-exempt                                                148,570        3,057         8.23%
Loans:
  Commercial                                                  594,536       12,629         8.38%
  Commercial real estate                                      967,649       20,103         8.32%
  Real estate construction                                     70,795        1,651         9.23%
  Real estate residential                                     348,902        6,172         7.08%
  Consumer                                                    474,396       10,017         8.47%
                                                           -----------------------
    Total loans                                             2,456,278       50,572         8.24%
                                                           -----------------------
    Total earning assets                                    3,541,890       68,765         7.78%
Other assets                                                  282,798
                                                           ----------
    Total assets                                           $3,824,688
                                                           ==========
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                                 $969,591          $--           --
  Savings and interest-bearing
    transaction                                             1,329,439        5,008         1.51%
  Time less than $100,000                                     393,530        4,615         4.70%
  Time $100,000 or more                                       494,765        5,964         4.83%
                                                            -----------------------
     Total interest-bearing deposits                        2,217,734       15,587         2.82%
Short-term borrowed funds                                     263,895        2,410         3.64%
Debt financing and notes payable                               27,821          499         7.17%
                                                            -----------------------
    Total interest-bearing liabilities                      2,509,450       18,496         2.95%

Other liabilities                                              34,425
Shareholders' equity                                          311,222
                                                           ----------
    Total liabilities and shareholders' equity             $3,824,688
                                                           ==========
Net interest spread (1)                                                                    4.83%

Net interest income and interest margin (2)                                $50,269         5.69%
                                                                           =====================



                                                                For the three months ended
                                                                       June 30, 2000
                                                           -------------------------------------
                                                                         Interest       Rates
                                                             Average      Income/      Earned/
                                                             Balance      Expense       Paid
                                                           -------------------------------------
Assets:
Money market assets and funds sold                               $411           $2         2.13%
Investment securities:
  Available for sale
    Taxable                                                   749,045       11,385         6.10%
    Tax-exempt                                                221,232        4,238         7.66%
  Held to maturity
    Taxable                                                    80,270        1,274         6.37%
    Tax-exempt                                                155,479        3,096         7.97%
Loans:
  Commercial                                                  598,943       14,132         9.40%
  Commercial real estate                                      886,315       18,513         8.38%
  Real estate construction                                     43,705        1,381        12.39%
  Real estate residential                                     331,997        5,750         6.93%
  Consumer                                                    457,800        9,893         8.67%
                                                           -----------------------
    Total loans                                             2,318,760       49,669
                                                           -----------------------
    Total earning assets                                    3,525,197       69,664         7.93%
Other assets                                                  314,906
                                                           ----------
    Total assets                                           $3,840,103
                                                           ==========
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                 $937,523          $--           --
  Savings and interest-bearing
    transaction                                             1,322,227        5,434         1.65%
  Time less than $100,000                                     383,091        4,720         4.94%
  Time $100,000 or more                                       444,221        6,115         5.52%
                                                           -----------------------
    Total interest-bearing deposits                         2,149,539       16,269         3.04%
Short-term borrowed funds                                     385,736        5,145         5.30%
Debt financing and notes payable                               38,036          679         7.14%
                                                           -----------------------
     Total interest-bearing liabilities                     2,573,311       22,093         3.44%
Other liabilities                                              31,184
Shareholders' equity                                          298,085
                                                           ----------
    Total liabilities and shareholders' equity             $3,840,103
                                                           ==========
Net interest spread (1)                                                                    4.49%

Net interest income and interest margin (2)                                $47,571         5.42%
                                                                           =====================




                                                                 For the six months ended
                                                                       June 30, 2001
                                                           -------------------------------------
                                                                          Interest       Rates
                                                             Average       Income/      Earned/
                                                             Balance       Expense       Paid
                                                           -------------------------------------
Assets:
Money market assets and funds sold                               $214           $5         3.58%
Investment securities:
  Available for sale
    Taxable                                                   634,359       19,133         6.08%
    Tax-exempt                                                240,837        9,382         7.79%
  Held to maturity
    Taxable                                                    75,376        2,497         6.68%
    Tax-exempt                                                149,523        5,826         7.79%
Loans:
  Commercial                                                  590,839       26,077         8.79%
  Commercial real estate                                      963,972       40,110         8.38%
  Real estate construction                                     67,076        3,404        10.16%
  Real estate residential                                     352,369       12,478         7.08%
  Consumer                                                    482,760       20,609         8.61%
                                                           -----------------------
    Total loans                                             2,457,016      102,678
                                                           -----------------------
    Total earning assets                                    3,557,325      139,521         7.89%
Other assets                                                  291,311
                                                           ----------
    Total assets                                           $3,848,636
                                                           ==========
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                 $964,888          $--           --
  Savings and interest-bearing
    transaction                                             1,327,482       10,361         1.57%
  Time less than $100,000                                     395,851        9,758         4.97%
  Time $100,000 or more                                       493,148       12,933         5.29%
                                                           -----------------------
    Total interest-bearing deposits                         2,216,481       33,052         3.01%
Short-term borrowed funds                                     286,095        5,924         4.14%
Debt financing and notes payable                               28,357        1,017         7.17%
                                                           -----------------------
     Total interest-bearing liabilities                     2,530,933       39,993         3.18%
Other liabilities                                              37,151
Shareholders' equity                                          315,664
                                                           ----------
    Total liabilities and shareholders' equity             $3,848,636
                                                           ==========
Net interest spread (1)                                                                    4.71%

Net interest income and interest margin (2)                                $99,528         5.63%
                                                                           =====================



                                                                 For the six months ended
                                                                       June 30, 2000
                                                           -------------------------------------
                                                                         Interest       Rates
                                                             Average      Income/      Earned/
                                                             Balance      Expense       Paid
                                                           -------------------------------------
Assets:
Money market assets and funds sold                               $439           $6         2.83%
Investment securities:
  Available for sale
    Taxable                                                   758,358       23,034         6.11%
    Tax-exempt                                                220,941        8,430         7.63%
  Held to maturity
    Taxable                                                    81,057        2,519         6.25%
    Tax-exempt                                                155,369        6,131         7.89%
Loans:
  Commercial                                                  609,149       28,254         9.24%
  Commercial real estate                                      875,102       36,434         8.36%
  Real estate construction                                     45,242        2,702        11.83%
  Real estate residential                                     333,720       11,529         6.91%
  Consumer                                                    445,396       19,059         8.61%
                                                           -----------------------
    Total loans                                             2,308,609       97,978
                                                           -----------------------
    Total earning assets                                    3,524,773      138,098         7.86%
Other assets                                                  306,574
                                                           ----------
    Total assets                                           $3,831,347
                                                           ==========
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                 $926,838          $--           --
  Savings and interest-bearing
    transaction                                             1,324,363       10,852         1.65%
  Time less than $100,000                                     387,655        9,331         4.84%
  Time $100,000 or more                                       447,880       11,955         5.37%
                                                           -----------------------
    Total interest-bearing deposits                         2,159,898       32,138         2.99%
Short-term borrowed funds                                     377,847        9,654         5.07%
Debt financing and notes payable                               38,605        1,371         7.10%
                                                           -----------------------
     Total interest-bearing liabilities                     2,576,350       43,163         3.36%
Other liabilities                                              31,437
Shareholders' equity                                          296,722
                                                           ----------
    Total liabilities and shareholders' equity             $3,831,347
                                                           ==========
Net interest spread (1)                                                                    4.50%

Net interest income and interest margin (2)                                $94,935         5.41%
                                                                           =====================

(1) Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of earning assets.



Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid




The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components


(dollars in thousands):


                                                               Three months ended June 30, 2001
                                                                  compared with three months
                                                                      ended June 30, 2000
                                                              ----------------------------------
                                                                Volume       Rate         Total
                                                              ----------------------------------
Interest and fee income:
Money market assets and funds sold                                ($0)         ($1)         ($1)
Investment securities:
  Available for sale
    Taxable                                                    (1,764)          58       (1,707)
    Tax-exempt                                                    171         (143)          28
  Held to maturity
    Taxable                                                       (97)          14          (83)
    Tax-exempt                                                   (156)         117          (39)
Loans:
  Commercial                                                     (101)      (1,402)      (1,503)
  Commercial real estate                                        1,735         (144)       1,590
  Real estate construction                                        688         (418)         270
  Real estate residential                                         295          127          422
  Consumer                                                        279         (155)         124
                                                              ----------------------------------
    Total loans                                                 2,896       (1,992)         903
                                                              ----------------------------------
    Total earning assets                                        1,050       (1,947)        (899)
                                                              ----------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                   257         (683)        (426)
  Time less than $100,000                                         107         (212)        (105)
  Time $100,000 or more                                           613         (764)        (151)
                                                              ----------------------------------
     Total interest-bearing deposits                              977       (1,659)        (682)
                                                              ----------------------------------
Short-term borrowed funds                                      (1,365)      (1,370)      (2,735)
Debt financing and notes payable                                 (183)           3         (180)
                                                              ----------------------------------
    Total interest-bearing liabilities                           (571)      (3,026)      (3,597)
                                                              ----------------------------------
Increase (Decrease) in Net Interest Income                     $1,621       $1,079       $2,698
                                                              ==================================



                                                                 Six months ended June 30, 2001
                                                                    compared with six months
                                                                       ended June 30, 2000
                                                               ----------------------------------
                                                                 Volume       Rate        Total
                                                               ----------------------------------
Interest and fee income:
Money market assets and funds sold                                 $0          ($1)         ($1)
Investment securities:
  Available for sale
    Taxable                                                    (3,255)        (646)      (3,901)
    Tax-exempt                                                    766          186          952
  Held to maturity
    Taxable                                                      (917)         895          (22)
    Tax-exempt                                                   (227)         (78)        (305)
Loans:
  Commercial                                                     (805)      (1,372)      (2,177)
  Commercial real estate                                        3,805         (129)       3,676
  Real estate construction                                      1,145         (443)         702
  Real estate residential                                         671          278          949
  Consumer                                                      1,407          143        1,550
                                                               ----------------------------------
    Total loans                                                 6,223       (1,523)       4,700
                                                               ----------------------------------
    Total earning assets                                        2,590       (1,167)       1,423
                                                               ----------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                   420         (911)        (491)
  Time less than $100,000                                         199          228          427
  Time $100,000 or more                                         1,169         (191)         978
                                                               ----------------------------------
     Total interest-bearing deposits                            1,788         (875)         913
                                                               ----------------------------------
Short-term borrowed funds                                      (2,088)      (1,642)      (3,730)
Debt financing and notes payable                                 (367)          13         (354)
                                                               ----------------------------------
    Total interest-bearing liabilities                           (667)      (2,504)      (3,170)
                                                               ----------------------------------
Increase (Decrease) in Net Interest Income                     $3,257       $1,337       $4,593
                                                               ==================================



Provision for Loan Losses




The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided


$900 thousand for loan losses in the second quarter of 2001 and $925 thousand in the 2000 period. For the first six months of 2001, $1.8 million was provided, representing a $70 thousand decrease from 2000. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.



Noninterest Income




The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands):


                                                   Three months ended        Six months ended
                                                         June 30,                June 30,
                                                 ----------------------------------------------
                                                   2001         2000         2001         2000
                                                 ----------------------------------------------
Service charges on deposit accounts               $5,908       $5,342      $11,467      $10,563
Merchant credit card                               1,038        1,017        1,984        1,956
ATM fees and interchange                             564          546        1,058        1,032
Other service fees                                   410          360          807          723
Financial services commissions                       377          474          619          888
Debit card fees                                      375          346          688          562
Mortgage banking income                              242          212          463          422
Trust fees                                           240          179          531          341
Other noninterest income                           1,840        1,992        3,663        3,936
                                                 ----------------------------------------------
  Total                                          $10,994      $10,468      $21,280      $20,423
                                                 ==============================================




Noninterest income for the second quarter of 2001 increased $526 thousand


(5%) from the same period in 2000. Higher deposit account service charges and trust fees were the main contributing factors, offset by lower financial service fees.  The increase in deposit service charges specifically relates to account analysis deficit fees and overdrafts fees. Deficit fees are service charges collected from business customers that typically pay for such services with compensating balances. In the current period of low interest rates, the earnings value of the balances has decreased resulting in more customers being required to pay for services with explicit fees.  In addition, overdraft fees increased due to changes in charging methodologies and in approximate proportion to the growth in average transaction account balances.  The increase in other service fees was primarily due to $17 thousand (24%) higher stop payment charges, a $13 thousand (14%) improvement in wire transfer fees, as well as $37 thousand in automobile loan reconveyance fees. All were the result of improved, automated assessment and collection procedures. Trust fees increased $61 thousand (34%), reflecting the Company's renewed emphasis on that line of business. Most trust fees are based on assets under management, which increased from $325 million in 2000 to $350 million at


June 30, 2001. Other transaction-based trust fees also increased.


Mortgage banking income increased $30 thousand primarily due to documentation fees generated in connection with a heightened number of refinancings. Offsetting these increases, gains on sales of foreclosed property decreased $103 thousand (52%); and financial services commissions decreased $97 thousand due to lower commissions on mutual fund sales earned through the Company's third-party marketing representatives.





Comparing the first six months of 2001 to the same period in 2000,


noninterest income increased $857 thousand (4%). As with the quarter-to-quarter comparison, the largest contributor to this change was due to the increase in higher deposit account service charges and more specifically account analysis deficit fees. Again, the primary reason for the increase is the current low interest rate environment:  customers were assessed explicit fees for the value of services provided in excess of earnings credits on compensating balances. Overdraft charges increased


$188 thousand (4%), as service charge routines installed in late 1999 had not yet taken full effect until 2001. Activity charges on individual and small business accounts were up $127 thousand (4%) and savings service fees improved $126 thousand (52%) due to price increases made in late


2000. Debit card fees were up $126 thousand (22%), as usage continues to increase. Trust fees increased $190 thousand (56%), as marketing emphasis was intensified, resulting in more trust assets under management.  Financial services commissions decreased $268 thousand (30%)


because of lower sales of mutual fund products, which in turn was the result of staffing shortages early in the 2001 period.



Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands):

                                                   Three months ended        Six months ended
                                                        June 30,                 June 30,
                                                   2001         2000         2001         2000
                                                 ----------------------------------------------
Salaries and incentives                          $10,524      $10,106      $20,716      $19,677
Employee benefits                                  2,725        2,759        5,854        5,525
Occupancy                                          2,911        2,875        5,827        5,933
Equipment                                          1,484        1,539        3,074        3,160
Data processing services                           1,553        1,506        3,074        3,048
Courier service                                      902          864        1,829        1,690
Telephone                                            500          549          994        1,096
Postage                                              401          479          903        1,027
Professional fees                                    398          437          851          798
Merchant credit card                                 364          372          724          784
Stationery and supplies                              382          329          743          726
Advertising/public relations                         354          297          712          585
Employee recruiting                                  228           79          327          140
Loan expense                                         301          283          527          542
Operational losses                                   249          207          412          500
Deposit expense                                      145           (2)         303           (3)
Other real estate owned                               98           75          141          104
Amortization of deposit intangibles                  369          249          737          498
Amortization of goodwill                             297          223          581          450
Other noninterest expense                          1,441        1,443        2,874        2,810
                                                 ----------------------------------------------
Total                                            $25,626      $24,669      $51,203      $49,090
                                                 ==============================================
Average full time equivalent staff                 1,090        1,076        1,086        1,076

Noninterest expense to revenues (FTE)              41.83%       42.50%       42.38%       42.55%




Noninterest expense increased $957 thousand (4%) in the second quarter of


2001 compared to the same period in 2000. The largest category of increase was salaries and incentives, which were up $418 thousand (4%). A portion of the increase is attributable to the greater number of full time equivalent staff which is primarily the result of the acquisition of


First Counties Bank (FCB) in August of 2000; in addition, approximately


$300 thousand is due to salary increases granted in early 2001 to existing employees. Annualized salaries per full time equivalent employee increased from $32,200 in 2000 to almost $33,000 in 2001, which is an average 2.5% change. A related expense category, employment recruiting,


increased $149 thousand (189%) due to a three-month effort to locate and hire staff for certain specific positions within the Company. Deposit expenses increase due to services provided to account analysis customers.


The third major category of increase between the two quarters is the amortization of deposit intangibles (up $120 thousand or 48%) and goodwill (up $74 thousand or 33%). Both increases resulted from the


Company's acquisition of FCB in the third quarter of 2000, a transaction giving rise to a deposit-based intangible asset of $2.8 million that is being amortized over a ten-year period, and goodwill of $9.8 million, to be amortized over 25 years.





Partially offsetting these increases, equipment expense decreased $55 thousand (4%) due to lower depreciation costs; postage expense decreased


$78 thousand (16%), as the 2000 period included several special mailings;


and telephone expense dropped $49 thousand (9%), due to the installation of new telephone switching equipment in late 2000.





On a year-to-date basis, noninterest expense increased $2.1 million (4%).


The three major categories of increase are the same as discussed above:


salaries & incentives, deposit expense and the amortization of intangibles & goodwill. Salaries & incentives increased $1 million (5%)


due to a slight increase in the number of employees, but primarily because of salary increases to existing employees which  became effective during the first part of 2001. Such increases were granted in order to retain key experienced staff in an environment of rapidly escalating market rates of compensation. Employment recruitment expenses increased


$188 thousand (134%). Deposit expense increased $306 thousand as a result of the higher expenses paid on behalf of business customers. Amortization of deposit intangibles and goodwill increased $239 thousand and $131 thousand, respectively, as a result of the FCB acquisition.





Partially offsetting these increases during the first six months of the year, occupancy costs declined $106 thousand (2%) due to the expiration of a high-cost lease; postage decreased $124 thousand (12%), as the 2000 period included some extraordinary costs; and telephone dropped $103 thousand (9%) as a result of the installation of cost-saving switching hardware and software.



Provision for Income Tax




During the second quarter of 2001, the Company recorded income tax expense of $10.2 million, $894 thousand (10%) higher than the second quarter of 2000; on a year-to-date basis, income tax expense was $19.2 million for 2001 compared to $18.6 million for 2000. The current quarter provision represents an effective tax rate of 32.9 percent, compared to


32.1 percent for the second quarter of 2000; for the first six months of


2001, the effective tax rate was 31.8 percent, compared to 32.4 recorded in 2000. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly higher revenues recognized from tax-exempt loans and state and municipal securities. In addition, the first half of 2001 reflected an adjustment to low-income housing tax credits that the Company earned. The effect of the adjustment was to lower the 2001 year-to-date tax provision by $400 thousand.



Asset Quality




The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets into less risky investments. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified loan"


category, which includes all non-performing and potential problem loans,


and receive an elevated level of attention to ensure collection. "Other classified assets" are primarily other real estate owned assets, that are recorded at the lower cost or market.





The following is a summary of classified assets on the dates indicated


(dollars in thousands):


                                                                           At
                                                      At June 30,     December 31,
                                                 ---------------------------------
                                                   2001        2000       2000
                                                 ---------------------------------
Classified loans                                 $39,530      $38,056      $31,634
Other classified assets                              545        2,062        2,065
                                                 ----------------------------------
Total classified assets                          $40,075      $40,118      $33,699
                                                 ==================================
Allowance for loan losses /
 classified loans                                    133%         137%         165%




Classified loans at June 30, 2001, increased slightly $1.5 million (4%)


from June 30, 2001, reflecting the Company's strict credit standards,


even in a weakening economy. Other classified assets decreased $1.5 million (74%) from June 30, 2000, due to sales and write-downs of properties acquired in satisfaction of debt ("other real estate owned")


partially offset by new foreclosures on loans with real estate collateral. The $6.4 million increase in classified assets from December


31, 2000, was principally due to the downgrading of one large credit. The


$1.5 million reduction in other classified assets from December 31, 2000,


was mainly due to sales and write-downs of other real estate owned properties.



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



The following is a summary of nonperforming assets on the dates indicated


(dollars in thousands):


                                                                           At
                                                       At June 30,    December 31,
                                                  --------------------------------
                                                   2001         2000      2000
                                                  --------------------------------
Performing nonaccrual loans                       $2,330       $6,606       $3,499
Nonperforming, nonaccrual loans                    6,196        2,047        4,525
                                                  --------------------------------
   Total nonaccrual loans                          8,526        8,653        8,024

Loans 90 days past due and
  still accruing                                     344          212          650
                                                  ---------------------------------
  Total nonperforming loans                        8,870        8,865        8,674

Other real estate owned                              545        2,062        2,065
                                                  --------------------------------
 Total nonperforming assets                       $9,415      $10,927      $10,739
                                                  ================================
Allowance for loan losses/
  nonperforming loans                                592%         588%         603%




Performing nonaccrual loans at June 30, 2001 decreased $4.2 million (65%)


from the previous year and $1.2 million (33%) from December 31, 2000.


Much of the decrease from both prior dates involves one large commercial credit that was charged off against the allowance for loan losses. The remainder of the reduction in both periods is the net result of loans being returned to full-accrual status or being paid off, partially offset by other loans being placed in non-accrual status.





Nonperforming nonaccrual loans at June 30, 2001 increased $4.1 million


(198%) from a year ago and $1.7 million (37%) from year-end, 2000. The increases resulted primarily from the additions of several secured commercial loans.





Other real estate owned at June 30, 2001 was $1.5 million (74%) lower than both the previous year and December 31, 2000. Much of the reduction was due to the sale of three large properties with a total carrying value of $1.2 million. Other sales were partially offset by the addition of new foreclosed property.





The amount of gross interest income that would have been recorded for non-accrual loans for the three and six month periods ended June, 2001,


if all such loans had been current in accordance with their original terms, was $187 thousand and $366 thousand, respectively, compared to


$211 thousand and $440 thousand, respectively, for the first three and six months of 2000.





The amount of interest income that was recognized on non-accrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2001,


totaled $234 thousand and $570 thousand, respectively, compared to $252 thousand and $624 thousand, respectively, for the comparable periods in


2000. These cash payments represent annualized yields of 11.04 percent and 14.57 percent, respectively, for the second quarter and the first six months of 2001 compared to 12.08 percent and 15.61 percent, respectively,


for the first three and six months of 2000.





Total cash payments received, including those recorded in prior years,


which were applied against the book balance of non-accrual loans outstanding at June 30, 2001, totaled approximately $24 thousand.



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



Allowance for Loan Losses




The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, non-performing and classified loans,


recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $52.5 million allowance for loan losses,


which constituted 2.13 percent of total loans at June 30, 2001, to be adequate as a reserve against inherent losses. However, while the


Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.





The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):



                                                    Three months ended        Six months ended
                                                        June 30,                  June 30,
                                                 -----------------------------------------------
                                                    2001         2000        2001         2000
                                                 -----------------------------------------------
Balance, beginning of period                     $52,644      $51,990      $52,279      $51,574

Loan loss provision                                  900          925        1,800        1,870

Loans charged off                                 (2,283)      (1,520)      (3,890)      (3,375)

Recoveries of previously
   charged off loans                               1,207          726        2,279        2,052
                                                 -----------------------------------------------
  Net credit losses                               (1,076)        (794)      (1,611)      (1,323)
                                                 -----------------------------------------------
Balance, end of period                           $52,468      $52,121      $52,468      $52,121
                                                 ===============================================
Allowance for loan losses /
 loans outstanding                                  2.13%        2.21%



Asset and Liability Management




The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.





The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income


("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 200 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. It is the policy of the Company to require that such simulated NII changes should be always less than 10 percent or steps must be taken to reduce interest-rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer look at the risk will be put in place to determine what steps could be taken to control risk should it grow worse. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 2001 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.





At June 30, 2001 and 2000, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 2000 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At June 30, 2001,


there were no substantial changes in the information on market risk that was disclosed in the Company's Form 10-Ks since 1997.




Liquidity




The Company's principal source of asset liquidity is marketable investment securities available for sale. At June 30, 2001, investment securities available for sale totaled $892 million, representing a decrease of $47 million from June 30, 2000. In addition, the Company generates significant liquidity from its operating activities. The


Company's profitability during the first six months of 2001 and 2000 generated substantial cash flows, which are included in the totals provided from operations of $45 million and $39 million, respectively.


Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.





During the first six months of 2001, the effect of the Company's stock repurchase programs and dividends paid to shareholders were $64 million and $14 million, respectively. These cash outflows, added to a $86 million reduction in short-term borrowed funds, a $3 million reduction in long-term debt, and a $39 million decrease in deposits are included in the net cash used in financing activities during the first six months of


2001 of $197 million.





This compares to the first six months of 2000, when the cash used in financing activities totaled $49 million. This amount includes cash outflows related to the Company's stock repurchase programs and dividends paid to shareholders of $33 million and $13 million, respectively, plus a


$70 million reduction in short-term debt, partially offset by a $68 million increase in deposits.





The Company uses cash flows from operating and financing activities primarily to invest in loans and investment securities. Purchases of investment securities net of maturities were $34 million during the first half of 2001, compared to net purchases of $42 million during the first six months of 2000. Net repayments of loans were $18 million in 2001,


compared to net disbursements totaling $39.5 million for the first six months of 2000.





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


1.18 million and 752 thousand shares during the first six months of 2001 and 2000, respectively.





The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $318 million at June


30, 2001. This amount, which is reflective of the effect of common stock repurchases and dividends paid to shareholders partially offset by the generation of earnings and proceeds from the issuance of stock,


represents an increase of $24 million or 8 percent from June 30, 2000,


and a decrease of $19 million, or 6 percent, from December 31, 2000. As a consequence of the increase in shareholders' equity, the Company's ratio of equity to total assets increased to 8.16 percent at June 30, 2001,


from 7.60 percent a year ago. The equity to assets ration was 8.38 percent on December 31, 2000.





The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:



                                                                              At         Minimum
                                                       At June 30,       December 31,   Regulatory
                                                     2001        2000        2000       Requirement
                                                   ------------------------------------------------
Tier I Capital                                      9.52%        9.87%       10.20%        4.00%
Total Capital                                      10.93%       11.51%       11.61%        8.00%
Leverage ratio                                      7.53%        7.60%        7.89%        4.00%




The risk-based capital ratios decreased at June 30, 2001, compared to the prior year and to December 31, 2000, primarily due to the decrease in the total level of tangible (excluding goodwill and purchase premiums)


shareholders' equity as a result of the Company's common stock repurchases and dividends paid to shareholders, partially offset by increased net income.





Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. As shown in the table above, all ratios are in excess of the regulatory definition of "well capitalized".



Impact of Recently Issued Accounting Standards




In July 2001, the FASB issued Statement No. 141, Business Combinations,


and Statement No. 142, Goodwill and Other Intangible Assets. Statement


141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.


Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement


142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with


SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for


Long-Lived Assets to Be Disposed Of.





The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.  Furthermore,


any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.





Statement 141 will require upon adoption of Statement 142, that the


Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in


Statement 141 for recognition apart from goodwill. Upon adoption of


Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of


Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.





In connection with the transitional goodwill impairment evaluation,


Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.


The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step,


the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141,


to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.





And finally, any unamortized negative goodwill existing at the date


Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.





As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $16.3 million and unamortized identifiable intangible assets in the amount of $2.7 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $297 thousand for the second quarter of 2001 and


$223 thousand for the same period in 2000. For the six months ended June


30, goodwill amortization was $581 thousand in 2001 and $450 thousand in


2000.  Because of the extensive effort needed to comply with adopting


Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.




SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            WESTAMERICA BANCORPORATION
                                            (Registrant)



Date: August 14, 2001                       /s/ DENNIS R. HANSEN
                                            --------------------
                                            Dennis R. Hansen
                                            Senior Vice President
                                            and Controller
                                            Chief Accounting Officer




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

              None

    Item 3 - Defaults upon Senior Securities

              None

    Item 4 - Submission of Matters to a Vote of Security Holders

              Proxies for the Annual Meeting of shareholders held on April 26, 2001, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 29,043,517 shares of the Common Stock of the Company, out of 36,034,608 shares outstanding, were present at the meeting. The following matters were submitted to a vote of the shareholders:

              1.-   Election of directors:
                                                                    Withheld/
                                                          For       Exceptions
                                                         ------        ------
                    Etta Allen                         28,752,006      291,510
                    Louis E. Bartolini                 28,748,766      294,750
                    Don Emerson                        28,865,519      177,998
                    Louis H. Herwaldt                  28,866,524      176,993
                    Arthur C. Latno, Jr.               28,742,220      301,297
                    Patrick D. Lynch                   28,699,492      344,024
                    Catherine C. MacMillan             28,754,946      288,571
                    Patrick J. Mon Pere                28,666,529      376,988
                    Ronald A. Nelson                   28,843,958      199,559
                    Carl R. Otto                       28,764,746      278,771
                    David L. Payne                     25,865,736    3,177,781
                    Michael J. Ryan                    28,664,652      378,865
                    Edward B. Sylvester                28,776,869      266,648

              2.- Ratification of independent certified public accountant firm. A proposal to ratify the selection of KPMG LLP as independent certified public accountants for the Company for 2001.

                                  For     :   28,847,415
                                  Against :      104,137
                                  Abstain :       91,964

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

                 (b)    Reports on Form 8-K

                        None

Exhibit 11

WESTAMERICA BANCORPORATION
Computation of Earnings Per Share on Common and
Common Equivalent Shares and on Common Shares
Assuming Full Dilution

                                                        For the                   For the
                                                      three months               six months
                                                      ended June 30,            ended June 30,
(In thousands, except per share data)               2001        2000          2001        2000
                                                  ---------------------------------------------
Weighted average number of common
  shares outstanding - basic                      35,433       36,220       35,715       36,423

Add exercise of options reduced by the
  number of shares that could have been
  purchased with the proceeds of such
  exercise                                           524          493          564          463
                                                 ----------------------------------------------
Weighted average number of common
  shares outstanding - diluted                    35,957       36,713       36,279       36,886
                                                 ==============================================

Net income                                       $20,758      $19,667      $41,182      $38,893

Basic earnings per share                           $0.59        $0.54        $1.15        $1.07

Diluted earnings per share                         $0.58        $0.54        $1.14        $1.05