Form 10-Q
period 2001-09-30
WESTAMERICA BANCORPORATION
filed 2001-11-14
CIK 311094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 2001

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


                                YES [X] NO [ ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:


TITLE OF CLASS                         SHARES OUTSTANDING AS OF OCTOBER 31, 2001
--------------                         -----------------------------------------
Common Stock,                                        34,577,052
No Par Value

                                TABLE OF CONTENTS

                                                                               Page
Forward Looking Statements                                                      3

PART I - FINANCIAL INFORMATION                                                  4

  Item 1 - Financial Statements                                                 4

  Financial Summary                                                             8

  Item 2 - Management's Discussion and Analysis of Financial Condition          9
           and Results of Operations

PART II - OTHER INFORMATION                                                    31

  Item 1 - Legal Proceedings                                                   31

     Item 2 - Changes in Securities                                            31

     Item 3 - Defaults upon Senior Securities                                  31

  Item 4 - Submission of Matters to a Vote of Security Holders                 31

     Item 5 - Other Information                                                31

  Item 6 - Exhibits and Reports on Form 8-K                                    31

  Exhibit 11 - Computation of Earnings Per Share                               32

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this report on Form 10Q for Westamerica Bancorporation ("the Company") includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties which include, but are not limited to, changes in general economic conditions; competitive conditions in the geographic and business areas in which the Company conducts operations; regulatory or tax changes that affect the cost of or demand for the Company's products and services; and the resolution of legal proceedings and related matters.

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

                           WESTAMERICA BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       At September 30,                  December 31,
                                                                   2001                 2000                 2000
                                                                -----------          -----------         ------------
ASSETS:

     Cash and cash equivalents                                  $   195,575          $   232,876          $   286,482
     Money market assets                                                250                  250                  250
     Investment securities available for sale                       908,337              939,672              921,275
     Investment securities held to maturity,
       with market values of:
                $220,982 at September 30, 2001                      213,215
                $231,138 at September 30, 2000                                           231,330
                $231,906 at December 31, 2000                                                                 228,035
     Loans, gross                                                 2,480,695            2,464,658            2,482,159
     Allowance for loan losses                                      (52,461)             (52,182)             (52,279)
                                                                -----------          -----------          -----------
       Loans, net of allowance for loan losses                    2,428,234            2,412,476            2,429,880
     Other real estate owned                                            547                2,017                2,065
     Premises and equipment, net                                     41,832               42,416               42,182
     Interest receivable and other assets                           122,358              119,494              121,212
                                                                -----------          -----------          -----------

          TOTAL ASSETS                                          $ 3,910,348          $ 3,980,531          $ 4,031,381
                                                                ===========          ===========          ===========

LIABILITIES:

     Deposits:
       Noninterest bearing                                      $ 1,014,589          $   974,548          $ 1,014,230
       Interest bearing:
         Transaction                                                511,252              524,550              526,178
         Savings                                                    873,423              885,973              816,635
         Time                                                       858,652              867,845              879,701
                                                                -----------          -----------          -----------
          Total deposits                                          3,257,916            3,252,916            3,236,744
     Short-term borrowed funds                                      256,032              334,812              386,942
     Liability for interest, taxes and
       other expenses                                                45,438               30,463               38,912
     Notes payable                                                   27,821               31,036               31,036
                                                                -----------          -----------          -----------

          TOTAL LIABILITIES                                       3,587,207            3,649,227            3,693,634
                                                                ===========          ===========          ===========

SHAREHOLDERS' EQUITY:

     Authorized - 150,000 shares of common stock
     Issued and outstanding:
                  34,714 at September 30, 2001                      211,748
                  36,653 at September 30, 2000                                           206,912
                  36,251 at December 31, 2000                                                                 206,952
     Accumulated other comprehensive income:
        Unrealized (loss) gain on securities
             available for sale                                      16,537               (1,546)               7,169
     Retained earnings                                               94,856              125,938              123,626
                                                                -----------          -----------          -----------

          TOTAL SHAREHOLDERS' EQUITY                                323,141              331,304              337,747
                                                                ===========          ===========          ===========

          TOTAL LIABILITIES AND
                SHAREHOLDERS' EQUITY                            $ 3,910,348          $ 3,980,531          $ 4,031,381
                                                                ===========          ===========          ===========

                           WESTAMERICA BANCORPORATION
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)

                                                         Three months ended                 Nine months ended
                                                            September 30,                     September 30,
                                                        2001             2000             2001             2000
                                                      --------         --------         --------         --------
INTEREST INCOME:

     Loans                                            $ 48,098         $ 51,217         $148,344         $147,045
     Money market assets and funds sold                     18                9               24               14
     Investment securities available for sale
          Taxable                                        8,968           11,098           28,271           34,665
          Tax-exempt                                     3,515            2,900            9,681            8,067
     Investment securities held to maturity
          Taxable                                        1,104            1,277            3,565            3,800
          Tax-exempt                                     1,951            2,053            5,891            6,200
                                                      --------         --------         --------         --------
          TOTAL INTEREST INCOME                         63,654           68,554          195,776          199,791
                                                      --------         --------         --------         --------

INTEREST EXPENSE:

     Transaction deposits                                  639            1,102            2,255            3,061
     Savings deposits                                    4,476            4,848           13,222           13,741
     Time deposits                                       8,448           11,838           31,139           33,124
     Short-term borrowed funds                           1,803            4,548            7,726           14,202
     Debt financing and notes payable                      499              582            1,516            1,953
                                                      --------         --------         --------         --------
          TOTAL INTEREST EXPENSE                        15,865           22,918           55,858           66,081
                                                      --------         --------         --------         --------
NET INTEREST INCOME                                     47,789           45,636          139,918          133,710
                                                      --------         --------         --------         --------
PROVISION FOR LOAN LOSSES                                  900              905            2,700            2,775
                                                      --------         --------         --------         --------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                          46,889           44,731          137,218          130,935
                                                      --------         --------         --------         --------

NONINTEREST INCOME:

     Service charges on deposit accounts                 5,806            5,271           17,274           15,835
     Merchant credit card                                1,047            1,049            3,032            3,005
     Financial services commissions                        375              388              994            1,276
     Mortgage banking                                      260              198              722              620
     Trust fees                                            221              179              752              520
     Other                                               2,881            3,672            9,095            9,924
                                                      --------         --------         --------         --------
     TOTAL NONINTEREST INCOME                           10,590           10,757           31,869           31,180
                                                      --------         --------         --------         --------

NONINTEREST EXPENSE:

     Salaries and related benefits                      13,471           12,942           40,040           38,144
     Occupancy                                           3,073            2,856            8,900            8,789
     Equipment                                           1,513            1,739            4,587            4,899
     Data processing                                     1,502            1,503            4,577            4,551
     Professional fees                                     370              522            1,221            1,319
     Other real estate owned                                18              316              159              421
     Other                                               5,816            5,719           17,482           16,564
                                                      --------         --------         --------         --------
     TOTAL NONINTEREST EXPENSE                          25,763           25,597           76,966           74,687
                                                      --------         --------         --------         --------

INCOME BEFORE INCOME TAXES                              31,716           29,891           92,121           87,428
                                                      --------         --------         --------         --------
     Provision for income taxes                         10,391            9,746           29,613           28,390
                                                      --------         --------         --------         --------
NET INCOME                                            $ 21,325         $ 20,145         $ 62,508         $ 59,038
                                                      ========         ========         ========         ========

COMPREHENSIVE INCOME:
     Change in unrealized gain on
      securities available for sale, net                 6,278            5,450            9,368            2,975
                                                      --------         --------         --------         --------
COMPREHENSIVE INCOME                                  $ 27,603         $ 25,595         $ 71,876         $ 62,013
                                                      ========         ========         ========         ========

AVERAGE SHARES OUTSTANDING                              35,002           36,365           35,475           36,404
DILUTED AVERAGE SHARES OUTSTANDING                      35,524           36,906           36,025           36,893

PER SHARE DATA:

     Basic Earnings                                   $   0.61         $   0.55         $   1.76         $   1.62
     Diluted Earnings                                     0.60             0.55             1.74             1.60
     Dividends Paid                                       0.21             0.19             0.61             0.55

                           WESTAMERICA BANCORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                              Compre-
                                                          Common              hensive            Retained
                                                          Stock               Income             Earnings             Total
                                                          -----               ------             --------             -----
BALANCE, DECEMBER 31, 1999                               $186,435             $(4,521)           $118,678            $300,592
     Net income for the period                                                                     59,038              59,038
     Stock issued                                          28,003                                                      28,003
     Purchase and retirement of stock                      (7,526)                                (31,740)            (39,266)
     Dividends                                                                                    (20,038)            (20,038)
     Unrealized gain on securities available
       for sale, net                                                            2,975                                   2,975
                                                         --------             -------             -------            --------

BALANCE, SEPTEMBER 30, 2000                              $206,912             $(1,546)           $125,938            $331,304
                                                         ========             =======            ========            ========

BALANCE, DECEMBER 31, 2000                               $206,952              $7,169            $123,626            $337,747
     Net income for the period                                                                     62,508              62,508
     Stock issued                                          17,563                                                      17,563
     Purchase and retirement of stock                     (12,767)                                (69,493)            (82,260)
     Dividends                                                                                    (21,785)            (21,785)
     Unrealized gain on securities available
       for sale, net                                                            9,368                                   9,368
                                                         --------             -------             -------            --------

BALANCE, SEPTEMBER 30, 2001                              $211,748             $16,537             $94,856            $323,141
                                                         ========             =======            ========            ========

                           WESTAMERICA BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    For the nine months
                                                                                    ended September 30,
                                                                                  2001                2000
                                                                                ---------          ---------
OPERATING ACTIVITIES:

     Net income                                                                 $  62,508          $  59,038
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation of fixed assets                                              3,686              3,669
          Amortization of intangibles and other assets                              2,584              2,204
          Loan loss provision                                                       2,700              2,775
          Amortization of deferred net loan fees                                      796                381
          Decrease (increase) in interest income receivable                         4,446             (2,758)
          (Increase) in other assets                                               (8,927)            (2,159)
          Increase in income taxes payable                                          3,836              3,193
          (Decrease)/increase in interest expense payable                          (4,372)               753
          Increase in other liabilities                                             5,738              1,757
          Write-downs of equipment                                                    238                 35
          Originations of loans for resale                                         (4,418)            (1,931)
          Proceeds from sale of loans originated for resale                         4,417              1,696
          Net loss on sale of loans originated for resale                              10                 18
          Net gain on sale of property acquired in satisfaction of debt              (155)              (671)
          Write-down on property acquired in satisfaction of debt                      78                442
                                                                                ---------          ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          73,165             68,442
                                                                                ---------          ---------

INVESTING ACTIVITIES:

     Net cash obtained in acquisitions                                                  0              3,034
     Net disbursements of loans                                                    (2,152)           (78,745)
     Purchases of investment securities available for sale                       (208,411)           (48,711)
     Purchases of investment securities held to maturity                           (3,780)            (3,078)
     Purchases of property, plant and equipment                                    (3,576)            (1,638)
     Proceeds from maturity of securities available for sale                      236,864            110,254
     Proceeds from maturity of securities held to maturity                         18,600              8,904
     Proceeds from sale of securities available for sale                              651              1,172
     Proceeds from sale of property and equipment                                       0                 20
     Proceeds from property acquired in satisfaction of debt                        1,898              3,382
                                                                                ---------          ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                40,094             (5,406)
                                                                                ---------          ---------

FINANCING ACTIVITIES:

     Net increase in deposits                                                      21,170            107,320
     Net decrease in short-term borrowings                                       (130,910)          (127,933)
     Repayments of notes payable                                                   (3,215)           (10,464)
     Exercise of stock options/issuance of shares                                  12,834              4,483
     Repurchases/retirement of stock                                              (82,260)           (39,267)
     Dividends paid                                                               (21,785)           (20,037)
                                                                                ---------          ---------

NET CASH USED IN FINANCING ACTIVITIES                                            (204,166)           (85,898)
                                                                                ---------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (90,907)           (22,862)
                                                                                ---------          ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  286,482            255,738
                                                                                ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 195,575          $ 232,876
                                                                                =========          =========


                                                                                             For the nine months
                                                                                              ended September 30,
                                                                                           2001                2000
                                                                                           ----                ----
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

     Loans transferred to other real estate owned                                            $303              $1,750
     Fixed asset charge-offs and depreciation expense
       applied against reserves                                                                                   186
     Cash and cash equivalents received in connection
       with acquisition of First Counties Bank:
          Common stock issued                                                                                  19,723
          Liabilities assumed                                                                                  82,356
          Fair value of assets acquired, other than cash
            and cash equivalents                                                                              (86,671)
          Goodwill                                                                                             (9,577)
          Core deposit intangible                                                                              (2,797)
                                                                                                              -------
     Net cash and cash equivalents received                                                                    $3,034
                                                                                                              -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:

     Interest paid for the period                                                          52,145              64,920
     Income tax payments for the period                                                    27,181              25,938

                           WESTAMERICA BANCORPORATION

                                FINANCIAL SUMMARY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three months ended                       Nine months ended
                                                            September 30,                           September 30,
                                                   ------------------------------          ------------------------------
                                                      2001                2000                2001                2000
                                                   ----------          ----------          ----------          ----------
Net Interest Income                                   $47,789             $45,636            $139,918            $133,710
Provision for Loan Losses                                (900)               (905)             (2,700)             (2,775)
Noninterest Income                                     10,590              10,757              31,869              31,180
Noninterest Expense                                   (25,763)            (25,597)            (76,966)            (74,687)
Provision for income taxes                            (10,391)             (9,746)            (29,613)            (28,390)
                                                   ----------          ----------          ----------          ----------
Net Income                                            $21,325             $20,145             $62,508             $59,038
                                                   ==========          ==========          ==========          ==========

Average Shares Outstanding                             35,002              36,365              35,475              36,404
Diluted Average Shares Outstanding                     35,524              36,906              36,025              36,893
Shares Outstanding at Period End                       34,714              36,653

Basic Earnings Per Share                                $0.61               $0.55               $1.76               $1.62
Diluted Earnings Per Share                               0.60                0.55                1.74                1.60

Average Balances:
  Total Assets                                     $3,849,715          $3,913,365          $3,848,996          $3,858,687
  Earning Assets                                    3,566,979           3,586,728           3,560,543           3,545,425
  Total Loans                                       2,467,547           2,406,282           2,460,526           2,341,166
  Total Deposits                                    3,247,687           3,195,505           3,203,475           3,122,992
  Shareholders' Equity                                307,889             316,913             313,072             303,453

Financial Ratios for the Period:
  Return On Assets                                      2.20%               2.05%               2.17%               2.04%
  Return On Equity                                     27.48%              25.29%              26.69%              25.99%
  Net Interest Margin                                   5.78%               5.50%               5.68%               5.46%
  Net Loan Losses to Average Loans                      0.15%               0.31%               0.14%               0.18%
  Efficiency Ratio                                      41.3%               42.7%               42.0%               42.6%

Balances at Period End:
  Total Assets                                     $3,910,348          $3,980,531
  Earning Assets                                    3,550,036           3,583,728
  Total Loans                                       2,480,695           2,464,658
  Total Deposits                                    3,257,916           3,252,916
  Shareholders' Equity                                323,141             331,304

Financial Ratios at Period End:
  Allowance for Loan Losses to Loans                    2.11%               2.12%
  Book Value Per Share                                  $9.31               $9.04
  Equity to Assets                                      8.26%               8.32%
  Total Capital to Risk Assets                         10.93%              11.76%

Dividends Paid Per Share                                $0.21               $0.19               $0.61               $0.55
Dividend Payout Ratio                                     35%                 35%                 35%                 34%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westamerica Bancorporation and its subsidiaries Westamerica Bank, Community Banker Services Corporation, Westamerica Commercial Credit Inc., and Money Outlet Inc. (the Company) reported third quarter 2001 net income of $21.3 million or $.60 diluted earnings per share. These results compare to net income of $20.1 million or $.55 diluted earnings per share for the third quarter of 2000. On a year-to-date basis, net income was $62.5 million representing $1.74 diluted earnings per share, compared to $59.0 million or $1.60 share for the same period of 2000.

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

                                                   Three months ended                         Nine months ended
                                                     September 30,                              September 30,
                                           ---------------------------------           ---------------------------------
                                              2001                   2000                 2001                  2000
                                           -----------           -----------           -----------           -----------
Net interest income (FTE)                  $    51,778           $    49,184           $   151,306           $   144,119
Provision for loan losses                         (900)                 (905)               (2,700)               (2,775)
Noninterest income                              10,590                10,757                31,869                31,180
Noninterest expense                            (25,763)              (25,597)              (76,966)              (74,687)
Provision for income taxes (FTE)               (14,380)              (13,294)              (41,001)              (38,799)
                                           -----------           -----------           -----------           -----------

Net income                                 $    21,325           $    20,145           $    62,508           $    59,038
                                           ===========           ===========           ===========           ===========


Average total assets                       $ 3,849,715           $ 3,913,365           $ 3,848,996           $ 3,858,687

Net income to average total assets                2.20%                 2.05%                 2.17%                 2.04%

Net income for the third quarter of 2001 was $1.2 million (6%) over the same quarter of 2000. The primary reason for the increase was higher net interest income (FTE) (up $2.6 million or 5%), the net result of a 28 basis point (bp) improvement in the net margin, partially offset by a lower average earning asset base (down $20 million). Noninterest income decreased $167 thousand (2%), partially offsetting the net interest improvement. The resulting net revenue improvement was slightly reduced by an increase in noninterest expenses, which were $166 thousand above the year-ago quarter. The provision for income taxes
(FTE) increased $1.1 million (8%).

Comparing the first nine months of 2001 to the prior year, net income (FTE) increased $3.5 million (6%). Improved net interest income accounted for most of the change, increasing $7.2 million (5%). The increase was due to both a higher margin (up 22 bps) and higher average earning assets (up $15 million). Noninterest income added $689 thousand to the revenue increase, which was partially offset by higher noninterest expenses (up $2.3 million). The FTE provision for income taxes for the 2001 period was up $2.2 million (6%), commensurate with the increase in pretax income.

NET INTEREST INCOME

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                            Three months ended                           Nine months ended
                                               September 30,                              September 30,
                                    ---------------------------------           ---------------------------------
                                       2001                   2000                 2001                  2000
                                    -----------           -----------           -----------           -----------
Interest and fee income             $    63,654           $    68,554           $   195,776           $   199,791
Interest expense                        (15,865)              (22,918)              (55,858)              (66,081)
FTE adjustment                            3,989                 3,548                11,388                10,409
                                    -----------           -----------           -----------           -----------

  Net interest income (FTE)         $    51,778           $    49,184           $   151,306           $   144,119
                                    ===========           ===========           ===========           ===========

Average earning assets              $ 3,566,979           $ 3,586,728           $ 3,560,543           $ 3,545,425

Net interest margin (FTE)                  5.78%                 5.50%                 5.68%                 5.46%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the third quarter of 2001 increased $2.6 million (5%) from the same period in 2000 to $51.8 million. Approximately 12% of the increase was due to the change in the level and mix of average earning assets (the volume component), with the remainder due to a higher margin earned on those assets (the rate component). The increase in the net interest margin was the net effect of a 49 bp drop in the asset yield, which was more than offset by a 78 bp drop in the cost of funds.

Comparing the first nine months of 2001 with the previous year, net interest income (FTE) increased $7.2 million (5%), with 55% of the increase attributable to more volume and 45% to a 22 bp increase in the margin. The margin expansion was the result of a decrease (16 bp) in asset yields, which was more than offset by a 38 bp lower cost of funds.

INTEREST AND FEE INCOME

Interest & fee income (FTE) for the third quarter of 2001 decreased $4.5 million (6%) from the same period in 2000. The decrease was the combined effect of lower average earning assets in the 2001 period and lower yields earned on those assets. Average earning assets declined $20 million, despite expansion in commercial real estate loans (up $68 million or 8%), construction loans (up $17 million or 32%), and indirect consumer loans (up $15 million or 4%). Much of this growth was offset by reductions in the commercial and direct consumer loan portfolios, which decreased by $27 million (4%) and $14 million (21%), respectively. All other categories of loans increased by $2 million.

A net reduction of the investment portfolio provided a further source of funds, specifically in the categories of asset-backed securities (down $65 million or 20%), US Treasury securities (down $15 million or 8%), and US Agency obligations (down $32 million or 16%).

The average yield on the Company's earning assets decreased from 8.03% in 2000 to 7.54% in 2001 (down 49 bp). This downward direction of yields was reflective of general interest markets during much of 2001, during which time the Federal Funds rate declined from 6.40% to 3.07% and the 3-month Treasury rate from 5.94% to 2.69%. This was particularly evident in variable-rate categories of loans such as commercial (170 bp decline in yield), construction (332 bp decline) and personal lines of credit (268 bp decline). Other categories of loans with longer maturities and/or fixed rates of interest also declined, but by a relatively lesser degree. These include residential real estate loans (39 bp decrease) and indirect consumer loans (down 7 bp). The net result was that the yield on the loan portfolio declined 71 bp to 7.94%. The investment portfolio yield decreased 9 bp, to 6.65%.

Comparing the first nine months of 2001 to 2000, interest & fee income (FTE) decreased by $3.0 million (1%). Unlike the third quarter comparison, the change was the net effect of a higher volume of earning assets more than offset by the impact of lower yields.

The positive volume component of the change was caused by a $15 million (1%) increase in average earning assets, including higher commercial real estate loans (up $82 million or 9%), indirect consumer loans (up $38 million or 12%), construction loans (up $20 million or 42%), and residential real estate loans (up $15 million or 4%). Total loans increased by $119 million (5%). The investment portfolio was reduced by $104 million (9%) to fund the loan expansion.

The average yield on earning assets for the first nine months of 2001 was 7.77% compared to 7.94% in 2000. Loan yields, especially those more sensitive to market rates, declined: the yield on commercial loans was down 87 bps, construction yields declined 227 bps, and personal lines of credit were down 138 bps. Offsetting these were lesser declines in more stable, fixed-rate loan yields, so that the total loan yield declined only 32 bps. The investment portfolio yield decreased 2 bps; the above-mentioned volume decline was generally made up of lower-yielding asset-backed securities.

INTEREST EXPENSE

Interest expense decreased $7.1 million (31%) in the third quarter of 2001 compared to the year-ago period. The decrease was the combined effect of a lower balance of interest-bearing liabilities and a drop in the average rate paid. Average interest-bearing liabilities decreased $109 million (4%), almost entirely in the categories of short-term borrowed funds (down $108 million or 32%) and consumer savings accounts (down $38 million or 8%). A portion of this decline was replaced by growth in interest-bearing transaction accounts (up $43 million or 7%).

The average rate paid on interest-bearing liabilities decreased from 3.50% in the third quarter of 2000 to 2.53% in 2001. Rates paid on those liabilities that move with general market conditions declined accordingly: the average rate on Fed Funds Purchased dropped 302 bps and the rate paid on repurchase agreements declined 248 bps. Rates on deposits were managed down as well, including those on CDs over $100 thousand, which declined 191 bps, and on high-yield Money Market accounts, which were lowered an average of 142 bps.

Through September 30, interest expense decreased $10.2 million (16%) in 2001 from 2000, again due to both a lower average balance of interest-bearing liabilities and lower rates paid. Interest-bearing liabilities declined $66 million (3%), led by lower purchased funds (down $97 million or 27%) and partially offset by higher CDs over $100 thousand (up $30 million or 12%). Interest-bearing transaction accounts increased $57 million (10%).

Rates paid averaged 2.96% during the first nine months of 2001 compared to 3.41% in the year-ago period. The most significant decline was on short-term funds, which decreased from 5.15% to 3.84%. Rates on all deposit categories decreased as well, with the average rate paid on all interest-bearing deposits dropping from 3.05% to 2.80%.

In all periods, the Company has attempted continuously to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts minimizing the effect of adverse cyclical quarterly trends.

NET INTEREST MARGIN (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

                                      Three months ended          Nine months ended
                                         September 30,              September 30,
                                      ------------------          ------------------
                                      2001          2000          2001          2000
                                      ----          ----          ----          ----
Yield on earning assets               7.54%         8.03%         7.77%         7.94%
Rate paid on interest-bearing
  liabilities                         2.53%         3.50%         2.96%         3.41%
                                      ----          ----          ----          ----

  Net interest spread                 5.01%         4.53%         4.81%         4.53%

Impact of all other net
  non-interest bearing funds          0.77%         0.97%         0.87%         0.93%
                                      ----          ----          ----          ----

    Net interest margin               5.78%         5.50%         5.68%         5.46%
                                      ====          ====          ====          ====


During the third quarter of 2001, the Company's rapid reaction to declining market rates resulted in a substantial increase in the net interest margin of 28 basis points compared to the third quarter of 2000. The unfavorable impact of lower rates earned on loans and the investment portfolio, triggered by market trends, was more than offset by managed decreases in rates paid on deposits and short-term funds. The result was a 48-bp increase in the interest spread. Partially offsetting the increase in spread was the lower value of noninterest bearing funding sources. While the average balance of these sources increased $45 million (5%), their value decreased 20 bp because of the lower market rates of interest at which they could be invested.

On a year-to-date basis, the net interest margin increased 22 bp when compared to the same period in 2000. Earning asset yields decreased 17 bps, while the cost of interest-bearing liabilities was managed down, partially through a substantial reduction in higher-priced purchased funds. The interest spread increased 28 bps as a result. Noninterest bearing funding sources increased $57 million (4%), but because of lower market rates of interest their value decreased by 6 bps.

SUMMARY OF AVERAGE BALANCES, YIELDS/RATES AND INTEREST DIFFERENTIAL

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include non-performing loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

                                                               For the three months ended
                                                                    September 30, 2001
                                                       ------------------------------------------
                                                                           Interest          Rates
                                                         Average           Income/          Earned/
                                                         Balance           Expense           Paid
                                                       ----------         ----------         ----
Assets:
Money market assets and funds sold                     $    2,759         $       18         2.59%
Investment securities:
  Available for sale

    Taxable                                               597,555              9,171         6.09%
    Tax-exempt                                            281,854              5,338         7.58%
  Held to maturity

    Taxable                                                73,915                901         4.84%
    Tax-exempt                                            143,349              2,878         8.03%
Loans:
  Commercial:
    Taxable                                               401,421              8,032         7.94%
    Tax-exempt                                            188,353              3,705         7.80%
  Commercial real estate                                  978,748             20,064         8.12%
  Real estate construction                                 68,954              1,575         9.06%
  Real estate residential                                 351,639              6,009         6.84%
  Consumer                                                478,432              9,952         8.25%
                                                       ----------         ----------
    Total loans                                         2,467,547             49,337         7.94%
                                                       ----------         ----------
    Total earning assets                                3,566,979             67,643         7.54%
Other assets                                              282,736
                                                       ----------

    Total assets                                       $3,849,715
                                                       ==========

Liabilities and shareholders' equity
Deposits:

  Noninterest bearing demand                           $1,013,148         $       --           --
  Savings and interest-bearing
    transaction                                         1,378,731              5,115         1.47%
  Time less than $100,000                                 386,732              3,954         4.06%
  Time $100,000 or more                                   469,076              4,494         3.80%
                                                       ----------         ----------
     Total interest-bearing deposits                    2,234,539             13,563         2.41%
Short-term borrowed funds                                 228,594              1,803         3.12%
Debt financing and notes payable                           27,821                499         7.17%
                                                       ----------         ----------

    Total interest-bearing liabilities                  2,490,954             15,865         2.53%

Other liabilities                                          37,724
Shareholders' equity                                      307,889
                                                       ----------

    Total liabilities and shareholders' equity         $3,849,715
                                                       ==========

Net interest spread (1)                                                                      5.01%

Net interest income and interest margin (2)                               $   51,778         5.78%
                                                                          ==========         ====

                                                                 For the three months ended
                                                                    September 30, 2000
                                                       -------------------------------------------
                                                                           Interest           Rates
                                                        Average             Income/          Earned/
                                                        Balance             Expense           Paid
                                                       ----------         ----------          ----
Assets:
Money market assets and funds sold                     $      803         $        9          4.46%
Investment securities:
  Available for sale

    Taxable                                               723,950             11,098          6.10%
    Tax-exempt                                            223,571              4,317          7.68%
  Held to maturity

    Taxable                                                78,897              1,276          6.43%
    Tax-exempt                                            153,225              3,053          7.93%
Loans:
  Commercial:
    Taxable                                               445,988             11,390         10.16%
    Tax-exempt                                            180,640              3,469          7.64%
  Commercial real estate                                  910,771             18,970          8.26%
  Real estate construction                                 52,107              1,606         12.19%
  Real estate residential                                 343,648              6,222          7.24%
  Consumer                                                473,128             10,692          8.99%
                                                       ----------         ----------
    Total loans                                         2,406,282             52,349          8.65%
                                                       ----------         ----------
    Total earning assets                                3,586,728             72,102          8.03%
Other assets                                              378,688
                                                       ----------

    Total assets                                       $3,913,365
                                                       ==========

Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                           $  964,928         $       --            --
  Savings and interest-bearing
    transaction                                         1,371,649              5,950          1.73%
  Time less than $100,000                                 390,339              5,094          5.19%
  Time $100,000 or more                                   468,588              6,744          5.73%
                                                       ----------         ----------
    Total interest-bearing deposits                     2,230,576             17,788          3.17%
Short-term borrowed funds                                 336,524              4,548          5.38%
Debt financing and notes payable                           32,391                582          7.15%
                                                       ----------         ----------
     Total interest-bearing liabilities                 2,599,491             22,918          3.50%
Other liabilities                                          32,033
Shareholders' equity                                      316,913

    Total liabilities and shareholders' equity         $3,913,365
                                                       ==========

Net interest spread (1)                                                                       4.54%

Net interest income and interest margin (2)                               $   49,184          5.50%
                                                                          ==========         =====

                                                                For the nine months ended
                                                                   September 30, 2001
                                                       ------------------------------------------
                                                                           Interest          Rates
                                                        Average             income/         earned/
                                                        Balance             expense          paid
                                                       ----------         ----------         ----
Assets:
Money market assets and funds sold                     $    1,229         $       23         2.50%
Investment securities:
  Available for sale

    Taxable                                               619,704             28,843         6.22%
    Tax-exempt                                            256,904             14,597         7.58%
  Held to maturity

    Taxable                                                75,419              2,988         5.30%
    Tax-exempt                                            146,761              8,700         7.90%
Loans:
  Commercial:
    Taxable                                               400,796             26,733         8.92%
    Tax-exempt                                            190,078             11,083         7.80%
  Commercial real estate                                  968,897             60,171         8.29%
  Real estate construction                                 67,702              4,979         9.68%
  Real estate residential                                 353,253             18,487         7.00%
  Consumer                                                479,800             30,560         8.52%
                                                       ----------         ----------
    Total loans                                         2,460,526            152,013         8.24%
                                                       ----------         ----------
    Total earning assets                                3,560,543            207,164         7.77%
Other assets                                              288,453
                                                       ----------

    Total assets                                       $3,848,996
                                                       ==========

Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                           $  980,974         $       --           --
  Savings and interest-bearing
    transaction                                         1,344,565             15,477         1.54%
  Time less than $100,000                                 392,812             13,712         4.67%
  Time $100,000 or more                                   485,124             17,427         4.80%
                                                       ----------         ----------
    Total interest-bearing deposits                     2,222,501             46,616         2.80%
Short-term borrowed funds                                 266,928              7,726         3.84%
Debt financing and notes payable                           28,178              1,516         7.17%
                                                       ----------         ----------
     Total interest-bearing liabilities                 2,517,607             55,858         2.96%
Other liabilities                                          37,343
Shareholders' equity                                      313,072
                                                       ----------

    Total liabilities and shareholders' equity         $3,848,996
                                                       ==========

Net interest spread (1)                                                                      4.81%

Net interest income and interest margin (2)                               $  151,306         5.68%
                                                                          ==========         ====

                                                                 For the nine months ended
                                                                    September 30, 2000
                                                       -------------------------------------------
                                                                           Interest          Rates
                                                        Average             income/          earned/
                                                        Balance             expense           paid
                                                       ----------         ----------          ----
Assets:
Money market assets and funds sold                     $      561         $       15          3.57%
Investment securities:
  Available for sale

    Taxable                                               746,888             34,665          6.20%
    Tax-exempt                                            221,818             12,212          7.34%
  Held to maturity

    Taxable                                                80,337              3,800          6.32%
    Tax-exempt                                            154,654              9,181          7.92%
Loans:
  Commercial:
    Taxable                                               440,726             33,161         10.05%
    Tax-exempt                                            170,916              9,952          7.78%
  Commercial real estate                                  886,992             55,406          8.33%
  Real estate construction                                 47,530              4,307         11.95%
  Real estate residential                                 337,029             17,750          7.02%
  Consumer                                                457,974             29,751          8.68%
                                                       ----------         ----------
    Total loans                                         2,341,167            150,327          8.56%
                                                       ----------         ----------
    Total earning assets                                3,545,425            210,200          7.94%
Other assets                                              313,262
                                                       ----------

    Total assets                                       $3,858,687
                                                       ==========

Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                           $  939,535         $       --            --
  Savings and interest-bearing
    transaction                                         1,340,126             16,803          1.67%
  Time less than $100,000                                 388,550             14,423          4.96%
  Time $100,000 or more                                   454,782             18,700          5.49%
                                                       ----------         ----------
    Total interest-bearing deposits                     2,183,458             49,926          3.05%
Short-term borrowed funds                                 364,073             14,202          5.15%
Debt financing and notes payable                           36,533              1,953          7.13%
                                                       ----------         ----------
     Total interest-bearing liabilities                 2,584,064             66,081          3.41%
Other liabilities                                          31,635
Shareholders' equity                                      303,453
                                                       ----------

    Total liabilities and shareholders' equity         $3,858,687
                                                       ==========

Net interest spread (1)                                                                       4.53%

Net interest income and interest margin (2)                               $  144,119          5.46%
                                                                          ==========         =====


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

SUMMARY OF CHANGES IN INTEREST INCOME AND EXPENSE DUE TO
    CHANGES IN AVERAGE ASSET & LIABILITY BALANCES AND YIELDS EARNED & RATES PAID

The following tables set forth a summary of the changes in interest income and interest expense from changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (dollars in thousands).

                                                    Three months ended September 30, 2001
                                                         compared with three months
                                                          ended September 30, 2000
                                                   -----------------------------------------
                                                   Volume             Rate            Total
                                                   -------          -------          -------
Interest and fee income:
Money market assets and funds sold                 $    11          $    (2)         $     9
Investment securities:
  Available for sale

    Taxable                                         (1,935)               8           (1,927)
    Tax-exempt                                       1,103              (82)           1,021
  Held to maturity

    Taxable                                            (77)            (298)            (375)
    Tax-exempt                                        (199)              24             (175)
Loans:
  Commercial:
    Taxable                                         (1,060)          (2,298)          (3,358)
    Tax-exempt                                         150               86              236
  Commercial real estate                             1,382             (288)           1,094
  Real estate construction                            (127)              96              (31)
  Real estate residential                              144             (357)            (213)
  Consumer                                            (162)            (578)            (740)
                                                   -------          -------          -------
    Total loans                                        327           (3,339)          (3,012)
                                                   -------          -------          -------

    Total earning assets                              (769)          (3,690)          (4,459)
                                                   -------          -------          -------

Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                        269           (1,104)            (835)
  Time less than $100,000                              (90)          (1,050)          (1,140)
  Time $100,000 or more                                  7           (2,257)          (2,250)
                                                   -------          -------          -------
     Total interest-bearing deposits                   186           (4,411)          (4,225)
                                                   -------          -------          -------

Short-term borrowed funds                           (1,192)          (1,553)          (2,745)
Debt financing and notes payable                       (82)              (1)             (83)
                                                   -------          -------          -------

    Total interest-bearing liabilities              (1,088)          (5,965)          (7,053)
                                                   -------          -------          -------

Increase (Decrease) in Net Interest Income         $   319          $ 2,275          $ 2,594
                                                   =======          =======          =======

                                                       Nine months ended September 30, 2001
                                                            compared with nine months
                                                             ended September 30, 2000
                                                   --------------------------------------------
                                                    Volume             Rate             Total
                                                   --------          --------          --------
Interest and fee income:
Money market assets and funds sold                 $     11          $     (3)         $      8
Investment securities:
  Available for sale

    Taxable                                          (5,879)               57            (5,822)
    Tax-exempt                                        1,883               503             2,385
  Held to maturity

    Taxable                                            (240)             (572)             (812)
    Tax-exempt                                         (469)              (12)             (481)
Loans:
  Commercial:
    Taxable                                          (3,172)           (3,256)           (6,428)
    Tax-exempt                                        1,113                18             1,131
  Commercial real estate                              5,235              (470)            4,765
  Real estate construction                            1,577              (905)              672
  Real estate residential                               810               (73)              737
  Consumer                                            1,259              (450)              809
                                                   --------          --------          --------
    Total loans                                       6,822            (5,136)            1,686
                                                   --------          --------          --------

    Total earning assets                              2,128            (5,164)           (3,036)
                                                   --------          --------          --------

Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                         664            (1,990)           (1,326)
  Time less than $100,000                               112              (823)             (711)
  Time $100,000 or more                               1,133            (2,406)           (1,273)
                                                   --------          --------          --------
     Total interest-bearing deposits                  1,909            (5,219)           (3,310)
                                                   --------          --------          --------

Short-term borrowed funds                            (3,285)           (3,191)           (6,476)
Debt financing and notes payable                       (449)               12              (437)
                                                   --------          --------          --------

    Total interest-bearing liabilities               (1,825)           (8,398)          (10,223)
                                                   --------          --------          --------

Increase (Decrease) in Net Interest Income         $  3,953          $  3,234          $  7,187
                                                   ========          ========          ========


PROVISION FOR LOAN LOSSES

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to control credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $900 thousand for loan losses in the third quarter of 2001 and $905 thousand in the 2000 period. For the first nine months of 2001, $2.7 million was provided, representing a $75 thousand decrease from 2000. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                               Three months ended               Nine months ended
                                                  September 30,                   September 30,
                                             -----------------------         -----------------------
                                               2001            2000            2001           2000
                                             -------         -------         -------         -------
Service charges on deposit accounts          $ 5,806         $ 5,271         $17,273         $15,834
Merchant credit card fees                      1,048           1,049           3,032           3,005
ATM fees and interchange                         642             579           1,700           1,611
Financial services commissions                   375             388             994           1,276
Debit card fees                                  388             267           1,076             829
Mortgage banking income                          260             198             723             620
Official check sales income                      260             365             902           1,068
Trust fees                                       221             179             752             520
Gains on sale of foreclosed property               1             339             155             672
Other noninterest income                       1,589           2,122           5,262           5,745
                                             -------         -------         -------         -------

  Total                                      $10,590         $10,757         $31,869         $31,180
                                             =======         =======         =======         =======

Noninterest income for the third quarter of 2001 decreased $167 thousand (2%) from the same period in 2000. The largest single category of change was that of service charges on deposit accounts, specifically in the area of deficit fees charged on analyzed accounts, which increased $569 thousand (39%). Deficit fees are service charges collected from business customers that typically pay for such services with compensating balances. In the current period of low interest rates, the earnings value of the balances has decreased resulting in more customers being required to pay for services with explicit fees. Other categories of deposit account fees decreased slightly.

The second largest component of the change was the increased usage of card-based products. The Bank began issuing check (or debit) cards in 2000 and customer acceptance and use has been steadily increasing. In the current quarter, fees earned from check card use totaled $388 thousand, up $121 thousand (45%) over a year ago. Fees derived from the Bank's system of ATM machines increased $63 thousand (11%), due to Bank customers' use of foreign machines (up $40 thousand or 13%) and non-Bank customers accessing their accounts through Westamerica Bank ATM's (up $23 thousand or 8%).

Decreases in three other categories offset these increases. Gains on sales of foreclosed property were $339 thousand in the third quarter of 2000, compared to a nominal amount in the current quarter. The year-ago gain was from the sale of a single long-held commercial development. Income from the sale of official checks decreased $105 thousand (29%); the revenues are based on the interest value of the outstanding checks from the time that they are sold until they are presented for payment, so that the current lower-rate interest rate environment has resulted in lower revenue. The "other" category decreased $533 thousand (25%), as the year-ago quarter included a $250 thousand gain realized on the repurchase of long-term debt and gains on the sale of other assets.

Comparing the first nine months of 2001 to the same period in 2000, noninterest income increased $689 thousand (2%). As with the quarter-to-quarter comparison, the largest component of this change was service charges on deposit accounts, which increased $1.4 million (9%). Again, the primary reason for the increase is the current low interest rate environment: lower earnings credits are given on compensating balances so that customers are assessed explicit fees for services. Also included in this category are overdraft charges, which increased $166 thousand (3%), as service charge routines installed in late 1999 had not yet taken full effect until the 2001 period. Further, service charges on savings accounts improved $149 thousand (38%) due to the assessment of annual charges on IRA/KEOGH accounts imposed for the first time in the first quarter of 2001.

Debit card fees were up $247 thousand (30%), as usage continues to increase. Trust fees increased $232 thousand (45%) with intensified marketing resulting in more trust assets under management, which increased to $339 million at September 30, 2001 from $316 million in 2000.

Decreasing from the year-ago nine month period were financial services commissions, which were down $282 thousand (22%) because of lower sales of mutual fund and variable annuity products, which in turn was the result of staffing shortages early in 2001 and lower volumes of investment in equity markets. Gains on sales of foreclosed property dropped $518 thousand (77%), as 2000 included the sale of one large property. Official check income was down $166 thousand (16%) due to lower earnings on outstanding checks. And the "other" category decreased $483 thousand (8%), as the year-ago period included a $250 thousand gain realized on the repurchase of long-term debt and gains on the sale of other assets.

NONINTEREST EXPENSE

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                                 Three months ended                Nine months ended
                                                    September 30,                    September 30,
                                              ------------------------          ------------------------
                                                2001             2000             2001             2000
                                              -------          -------          -------          -------
Salaries and incentives                       $10,656          $10,236          $31,372          $29,913
Employee benefits                               2,814            2,707            8,668            8,232
Occupancy                                       3,073            2,856            8,900            8,789
Equipment                                       1,513            1,737            4,587            4,897
Data processing services                        1,502            1,504            4,577            4,552
Courier service                                   923              898            2,752            2,588
Telephone                                         480              561            1,474            1,658
Postage                                           415              501            1,318            1,528
Professional fees                                 370              521            1,222            1,319
Merchant credit card                              399              412            1,123            1,196
Stationery and supplies                           355              432            1,098            1,158
Advertising/public relations                      319              347            1,031              932
Employee recruiting                                69               26              396              166
Loan expense                                      296              264              823              806
Operational losses                                278              139              689              639
Deposit expense                                   126               24              429               21
Foreclosed property expense                        18              316              159              420
Amortization of deposit intangibles               367              313            1,108              821
Amortization of goodwill                          297              268              879              713
Other noninterest expense                       1,493            1,535            4,361            4,339
                                              -------          -------          -------          -------

Total                                         $25,763          $25,597          $76,966          $74,687
                                              =======          =======          =======          =======

Average full time equivalent staff              1,074            1,078            1,082            1,077

Noninterest expense to revenues (FTE)            41.3%            42.7%            42.0%            42.6%

Noninterest expense increased $166 thousand (1%) in the third quarter of 2001 compared to the same period in 2000. The largest category of increase was salaries and incentives, which were up $420 thousand (4%). A portion of the increase is attributable to the acquisition of First Counties Bank (FCB) in August of 2000; in addition, approximately $400 thousand is due to salary increases granted in early 2001 to existing employees. Annualized salaries (excluding incentives) per full time equivalent employee grew from $34,800 in 2000 to $35,400 in 2001, for an average 1.7% increase.

Occupancy costs increased $217 thousand (8%) over the third quarter of 2000, largely because of higher utilities costs (up $81 thousand or 17%); scheduled rent increases added $50 thousand (3%); and the two new offices added in connection with the August, 2000 acquisition of FCB caused occupancy expense to rise.

Other categories of year-to-year increase were operational losses (up $139 thousand or 100%) due primarily to fewer loss recoveries (which act to reduce operational loss expense) in 2001; deposit expense increased $102 thousand over 2000, primarily because of additional costs totaling $109 thousand paid on behalf of business clients; and the amortization of deposit intangibles (up $54 thousand or 17%) and amortization of goodwill (up $29 thousand or 11%). Both increases resulted from the Company's acquisition of FCB in the third quarter of 2000. The transaction gave rise to a deposit-based intangible asset of $2.8 million that is being amortized over a ten-year period, and goodwill of $9.8 million, that is being currently amortized over 25 years.

Partially offsetting these increases, foreclosed property expense declined $298 thousand (94%) to a more-normal level after recording a large write-down in the 2000 period; equipment expense decreased $224 thousand (13%) due to lower depreciation costs; professional fees were down $151 thousand (29%) primarily because 2000 included legal fees in connection with the FCB acquisition; postage expense decreased $86 thousand (17%), as the 2000 period included several special mailings; and telephone expense dropped $81 thousand (15%) due to the installation of new telephone switching equipment in late 2000.

On a year-to-date basis, noninterest expense increased $2.3 million (3%). The major categories of increase are the same as discussed above: salaries & incentives, deposit expense and amortization of intangibles. Salaries & incentives increased $1.5 million (5%) primarily because of salary increases to existing employees which became effective during the first part of 2001. Deposit expense increased $408 thousand as a result of expenses paid on behalf of business customers. Amortization of deposit intangibles and goodwill increased $287 (35%) thousand and $166 thousand (23%), respectively, as a result of the FCB acquisition. Another major category of increase was employment recruitment expenses, up $230 thousand (139%) due to a one-time, three-month effort to locate and hire staff for certain positions within the Company.

Partially offsetting these increases during the first nine months of the year, foreclosed property expense declined $261 thousand (62%) due to unusually high write-downs in 2000; postage decreased $210 thousand (14%), as the 2000 period included some extraordinary costs; and telephone dropped $184 thousand (11%) as a result of the installation of cost-saving switching hardware and software, and equipment expense decreased $310 thousand (6%) due to lower depreciation costs.

PROVISION FOR INCOME TAX

During the third quarter of 2001, the Company recorded income tax expense of $10.4 million, $645 thousand (7%) higher than the third quarter of 2000; on a year-to-date basis, income tax expense was $29.6 million for 2001 compared to $28.4 million for 2000 (up 4%). The current quarter provision represents an effective tax rate of 32.8 percent, compared to 32.6 percent for the third quarter of 2000; for the first nine months of 2001, the effective tax rate was
32.1 percent, compared to 32.5 percent recorded in 2000. The provision for income taxes for all periods is primarily attributable to the respective levels of earnings and revenues from tax-exempt loans and state and municipal securities, which increased $1.1 million in the third quarter over the same period last year and $3.0 million for the nine-month period. In addition, the first nine months of 2001 reflected an adjustment to low-income housing tax credits that the Company earned in the prior year. The effect of the adjustment was to lower the 2001 year-to-date tax provision by $443 thousand.

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

The following is a summary of classified assets on the dates indicated (dollars in thousands):


                                       At September 30,                 At
                                    ------------------------        December 31,
                                      2001             2000             2000
                                    -------          -------        ------------
Classified loans                    $30,171          $37,297          $31,634
Other classified assets                 547            2,017            2,065
                                    -------          -------          -------

Total classified assets             $30,718          $39,314          $33,699
                                    =======          =======          =======

Allowance for loan losses /
 classified loans                       174%             140%             165%

Classified loans at September 30, 2001, decreased $7.1 million (19%) from September 30, 2000, primarily reflecting the upgrading of one large and several smaller classified commercial and commercial real estate loans. Other classified assets decreased $1.5 million (73%) from September 30, 2000, due to sales and write-downs of foreclosed properties partially offset by new foreclosures on loans with real estate collateral. The overall low level of classified loans in relation to the allowance for loan losses reflects the Company's strict credit standards, even in a weakening economy.

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

The following is a summary of nonperforming assets on the dates indicated (dollars in thousands):


                                             At September 30,               At
                                        ------------------------        December 31,
                                         2001             2000             2000
                                        -------          -------        ------------
Performing nonaccrual loans             $ 1,350          $ 3,653          $ 3,499
Nonperforming, nonaccrual loans           7,156            5,193            4,525
                                        -------          -------          -------

   Total nonaccrual loans                 8,506            8,846            8,024

Loans 90 days past due and
  still accruing                            409              529              650
                                        -------          -------          -------

  Total nonperforming loans               8,915            9,375            8,674

Other real estate owned                     547            2,017            2,065
                                        -------          -------          -------

 Total nonperforming assets             $ 9,462          $11,392          $10,739
                                        =======          =======          =======

Allowance for loan losses /
  nonperforming loans                       588%             557%             603%

Performing nonaccrual loans at September 30, 2001 decreased $2.3 million (63%) from a year ago and were essentially unchanged from year-end, 2000. The year-to-year decrease resulted primarily from charge-offs and payoffs.

Nonperforming nonaccrual loans at September 30, 2001 increased $2.0 million (38%) from the previous year and $2.6 million (58%) from December 31, 2000. Much of the increase from both prior dates involves one large commercial real estate credit that was placed on nonperforming nonaccrual status due to the borrowers' delay in obtaining refinancing with another financial institution. The remainder of the increases in both periods is the net result of loans being added to non-accrual, partially offset by others being returned to full-accrual status or being paid off.

Other real estate owned at September 30, 2001 was $1.5 million (73%) lower than both the previous year and December 31, 2000. Much of the reduction was due to the sale of three properties with a total carrying value of $1.2 million. Other sales were partially offset by the addition of new foreclosed property.

The amount of gross interest income that would have been recorded for non-accrual loans for the three and nine months ended September 30, 2001, if all such loans had been current in accordance with their original terms, was $152 thousand and $518 thousand, respectively, compared to $208 thousand and $373 thousand, respectively, for the three and nine months ended September 30, 2000.

The amount of interest income that was recognized on non-accrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2001, totaled $347 thousand and $917 thousand, respectively, compared to $160 thousand and $368 thousand, respectively, for the comparable periods in 2000. These cash payments represent annualized yields of 19.35 percent and 16.07 percent, respectively, for the third quarter and the first nine months of 2001 compared to 9.22 percent and
14.27 percent, respectively, for the three and nine months ended September 30, 2000.

Total cash payments received, including those recorded in prior years, which were applied against the book balance of nonaccrual loans outstanding at September 30, 2001, totaled approximately $24 thousand.

The overall credit quality of the loan portfolio continues to be strong; however, the total nonperforming assets could fluctuate from period to period. The performance of any individual loan can be impacted by external factors such as the economic environment or factors particular to the borrower. The Company expects the level of nonperforming assets to remain near the current level; however, the Company can give no assurance that additional increases in nonaccrual loans will not occur in the future.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, non-performing and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $52.5 million allowance for loan losses, which constituted 2.11 percent of total loans at September 30, 2001, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                            Three months ended                    Nine months ended
                                               September 30,                        September 30,
                                        ---------------------------           --------------------------
                                          2001               2000               2001              2000
                                        --------           --------           --------          --------
Balance, beginning of period            $ 52,468           $ 52,121           $ 52,279          $ 51,574

Loan loss provision                          900                905              2,700             2,775

Loans charged off                         (1,611)            (2,751)            (5,501)           (6,126)
Recoveries of previously
   charged off loans                         704                870              2,983             2,922
                                        --------           --------           --------          --------

  Net credit losses                         (907)            (1,881)            (2,518)           (3,204)
                                        --------           --------           --------          --------

First Counties Bank acquisition                0              1,036                  0             1,036

Balance, end of period                  $ 52,461           $ 52,181           $ 52,461          $ 52,181
                                        ========           ========           ========          ========

Allowance for loan losses /
 loans outstanding                          2.11%             2.12%

ASSET AND LIABILITY MANAGEMENT

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 200 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. It is the policy of the Company to require that such simulated NII changes should be always less than 10 percent or steps must be taken to reduce interest-rate risk. According to the same policy, if the simulated changes in NII reach 7.5 percent, a closer look at the risk will be put in place to determine what steps could be taken to control risk should it grow worse. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 2001 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At September 30, 2001 and 2000, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 2000 Form 10-K substantially conform with the accounting policy requirements of these rule amendments, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At September 30, 2001, there were no substantial changes in the information on market risk that was disclosed in the Company's 2000 Form 10-K.

LIQUIDITY

The Company's principal source of asset liquidity is marketable investment securities available for sale. At September 30, 2001, investment securities available for sale totaled $908 million, representing a decrease of $13 million from December 31, 2000. In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 2001 and 2000 generated substantial cash flows, which are included in the totals provided from operations of $73 million and $68 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.

The Company also realized net cash inflows from its investing activities during the 2001 period. Sales & maturities of investment securities net of purchases were $44 million during the nine months of 2001, which was partially offset by net disbursements of loans of $2 million, resulting in net cash provided from investing activities of $40 million.

Investing activities were a slight net use of cash in the nine month period ended September 30, 2000. Net sales and maturities securities provided cash of $69 million. However, this was more than offset by net disbursements of loans of $79 million, resulting in net cash provided of $5 million.

Financing activities also provided cash during both nine-month periods ended September 30. In 2001, the effect of the Company's stock repurchase programs and dividends paid to shareholders were $82 million and $22 million, respectively. These cash outflows, added to a $131 million reduction in short-term borrowed funds, partially offset by a $21 million increase in deposits are included in the net cash used in financing activities during the first nine months of 2001 of $204 million.

This compares to the first nine months of 2000, when the cash used in financing activities totaled $86 million. This amount includes cash outflows related to the Company's stock repurchase programs and dividends paid to shareholders of $39 million and $20 million, respectively, plus a $128 million reduction in short-term debt, partially offset by a $107 million increase in deposits.

The Company anticipates increasing its cash level from operations through 2001 due to increased profitability and retained earnings. For the same period, it is anticipated that demand for loans will increase, particularly in the commercial and real estate categories. The growth in deposit balances is expected to follow the anticipated growth in loan balances. However, due to the aftermath of the events of September 11, 2001, there is considerable uncertainty in the general economic environment which may impact loan demand.

CAPITAL RESOURCES

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases approximately 250 thousand of its shares of Common Stock in the open market on a quarterly basis with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition to these systematic repurchases, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased an additional 1.35 million and 488 thousand shares during the first nine months of 2001 and 2000, respectively.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $323 million at September 30, 2001. This amount, which is reflective of the effect of common stock repurchases and dividends paid to shareholders partially offset by the generation of earnings and proceeds from the issuance of stock, represents a decrease of $8 million or 2 percent from September 30, 2000, and a decrease of $15 million, or 4 percent, from December 31, 2000. As a consequence of the decrease in shareholders' equity, the Company's ratio of equity to total assets decreased slightly to 8.26 percent at September 30, 2001, from 8.32 percent a year ago. The equity to assets ratio was 8.38 percent on December 31, 2000.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                            At September 30,             At          Minimum
                          --------------------       December 31,  Regulatory
                           2001           2000           2000      Requirement
                          -----          -----       ------------  -----------
Tier I Capital             9.59%         10.35%         10.20%         4.00%
Total Capital             10.93%         11.76%         11.61%         8.00%
Leverage ratio             7.46%          8.04%          7.89%         4.00%

The risk-based capital ratios decreased at September 30, 2001, compared to the prior year and to December 31, 2000, primarily due to the decrease in the total level of tangible (excluding goodwill and purchase premiums) shareholders' equity as a result of the Company's common stock repurchases and dividends paid to shareholders, partially offset by increased net income and stock option exercises.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $16.3 million and unamortized identifiable intangible assets in the amount of $2.7 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $297 thousand for the third quarter of 2001 and $268 thousand for the same period in 2000. For the nine months ended September 30, goodwill amortization was $879 thousand in 2001 and $713 thousand in 2000. The Company is in the process of assessing the impact of the statements, including giving consideration to current market conditions, and, as of the date of this report, does not expect to have any transitional impairment losses to be recognized as a cumulative effect of a change in accounting principle.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            WESTAMERICA BANCORPORATION
                                            (Registrant)


Date: November 2, 2001
                                            /s/ DENNIS R. HANSEN
                                            ------------------------------------
                                            Dennis R. Hansen
                                            Senior Vice President
                                            and Controller
                                            Chief Accounting Officer

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