Form 10-K
period 2001-12-31
WESTAMERICA BANCORPORATION
filed 2002-03-18
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K


(Mark one)
  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended December 31, 2001

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

Registrant's telephone number, including area code: (707) 863-8000

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



Aggregate market value of the voting stock held by
non-affiliates of the registrant, computed by reference to
the closing price of the stock, as of March 7, 2002:
$1,323,895,503.32

Number of shares outstanding of each of the registrant's classes of common stock, as of March 7, 2002

Title of Class
Common Stock, no par value

Shares Outstanding
33,973,352


DOCUMENTS INCORPORATED BY REFERENCE
Document *
Proxy Statement dated March 15, 2002
for Annual Meeting of Shareholders
to be held on April 23, 2002

Incorporated into:
Part III

* Only selected portions of the documents specified are incorporated by reference into this report, as more particularly described herein. Except to the extent expressly incorporated herein by reference, such documents shall not be deemed to be filed as part of this Annual
Report on Form 10-K.

TABLE OF CONTENTS

                                                                                                  Page
PART I

Item 1     Business                                                                             1
Item 2     Description of Properties                                                            9
Item 3     Legal Proceedings                                                                   10
Item 4     Submission of Matters to a Vote of Security Holders                                 10

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters               10
Item 6     Selected Financial Data                                                             12
Item 7     Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                       13
Item 8     Financial Statements and Supplementary Data                                         33
Item 9     Changes in and Disagreements on Accounting and Financial Disclosure                 61

PART III

Item 10    Directors and Executive Officers of the Registrant                                  61
Item 11    Executive Compensation                                                              62
Item 12    Security Ownership of Certain Beneficial Owners and Management                      62
Item 13    Certain Relationships and Related Transactions                                      62

PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                     62

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a continued slowdown in the national and California economies; (2) increased economic uncertainty created by the recent terrorist attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry ; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses;
(9) volatility of rate sensitive deposits; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets. See also "Certain Additional Business Risks" in Item 1. and other risk factors discussed elsewhere in this Report.

PART I

ITEM 1. BUSINESS

WESTAMERICA BANCORPORATION (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHC"), as amended. Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Principal administrative offices are located at 4550 Mangels Boulevard in Fairfield, California 94585 and its telephone number is (707) 863-8000. The Company provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank ("WAB" or the "Bank"). The principal communities served are located in Northern and Central California, from Mendocino, Lake, Colusa and Nevada Counties in the North to Kern county in the South. The Company's strategic focus is on the banking needs of small businesses. In addition, the Company also owns 100 percent of the capital stock of Community Banker Services Corporation, a company engaged in providing the Company and its subsidiaries data processing services and other support functions.

The Company was incorporated under the laws of the State of California in 1972 as "Independent Bankshares Corporation" pursuant to a plan of reorganization among three previously unaffiliated Northern California banks. The Company operated as a multi-bank holding company until mid-1983, at which time the then six subsidiary banks were merged into a single bank named Westamerica Bank and the name of the holding company was changed to Westamerica Bancorporation.

The Company acquired five additional banks within its immediate market area during the early to mid 1990's. Under the terms of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired institutions. The subsidiary banks acquired were merged with and into WAB. These business combinations were accounted for as poolings-of-interests.

In April, 1997, the Company acquired ValliCorp Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. The acquisition became effective through the issuance of shares of the Company's common stock in exchange for all of the outstanding shares of ValliCorp. The business combination was accounted for as a pooling-of-interests. ValliWide Bank was merged with and into WAB.

In August, 2000, the Company acquired First Counties Bank. The acquisition was valued at approximately $19.7 million and was accounted for using the purchase accounting method. The assets and liabilities of First Counties Bank were fully merged into WAB in September 2000. First Counties Bank had $91 million in assets and offices in Lake, Napa, and Colusa counties.

At December 31, 2001, the Company had consolidated assets of approximately $3.9 billion, deposits of approximately $3.2 billion and shareholders' equity of approximately $314 million. The Company and its subsidiaries employed 1,066 full-time equivalent staff.

Certain Additional Business Risks

The Company's business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those set forth below, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results.

A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2001, real estate served as the principal source of collateral with respect to approximately 56 percent of the Company's loan portfolio. A worsening of current economic conditions, increased economic uncertainty created by the most recent terrorist attacks on the United States and the actions taken in response, or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available for sale securities portfolio, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

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

The Company is also subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company's internal controls, is not insured or is in excess of applicable insurance limits, it could have a significant adverse impact on the Company's business, financial condition or results of operations.

Shares of Company common stock eligible for future sale could have a dilutive effect on the market for Company common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two classes of 1 million shares each, denominated "Class B Common Stock" and "Preferred Stock", respectively) of which approximately 34.2 million were outstanding at December 31, 2001. Pursuant to its stock option plans, at December 31, 2001, the Company had exercisable options outstanding of 1.6 million. As of December 31, 2001, 1.4 million shares of Company common stock remained available for grants under the Company's stock option plans (and stock purchase plan). Sales of substantial amounts of Company common stock in the public market could adversely affect its market price of common stock.

Supervision and Regulation

Regulation and Supervision of Bank Holding Companies

The following is not intended to be an exhaustive description of the statutes and regulations applicable to the Company's or the Bank's business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Moreover, major new legislation and other regulatory changes affecting the Company, the Bank, banking, and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company reports to, registers with, and may be examined by, the Board of Governors of the Federal Reserve System ("FRB"). The FRB also has the authority to examine the Company's subsidiaries. The costs of any examination by the FRB are payable by the Company.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the "Commissioner").

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

The FRB generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements which might adversely affect a bank holding company's financial position. Under the FRB policy, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled "Restrictions on Dividends and Other Distributions" for additional restrictions on the ability of the Company and the Bank to pay dividends.

Transactions between the Company and the Bank are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees, which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from the Bank if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

Comprehensive amendments to federal regulations governing bank holding companies and change in bank control (Regulation Y) became effective in 1997, and are intended to improve the competitiveness of bank holding companies by, among other things: (i) expanding the list of permissible nonbanking activities in which well-run bank holding companies may engage without prior FRB approval, (ii) streamlining the procedures for well-run bank holding companies to obtain approval to engage in other nonbanking activities and (iii) eliminating most of the anti-tying restrictions prescribed for bank holding companies and their nonbank subsidiaries. Amended Regulation Y also provides for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies and eliminates certain duplicative reporting requirements when there has been a further change in bank control or in bank directors or officers after an earlier approved change. These changes to Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as "well-run," both it and the insured depository institutions which it controls must meet the "well capitalized" and "well managed" criteria set forth in Regulation Y.

To qualify as "well capitalized," the bank holding company must, on a consolidated basis: (i) maintain a total risk-based capital ratio of 10% or greater; (ii) maintain a Tier 1 risk-based capital ratio of 6% or greater; and (iii) not be subject to any order by the FRB to meet a specified capital level. Its lead insured depository institution must be well capitalized as that term is defined in the capital adequacy regulations of the applicable bank regulator, 80% of the total risk-weighted assets held by its insured depository institutions must be held by institutions which are well capitalized, and none of its insured depository institutions may be undercapitalized.

To qualify as "well managed": (i) each of the bank holding company, its lead depository institution and its depository institutions holding 80% of the total risk-weighted assets of all its depository institutions at their most recent examination or review must have received a composite rating, rating for management and rating for compliance which were at least satisfactory; (ii) none of the bank holding company's depository institutions may have received one of the two lowest composite ratings; and (iii) neither the bank holding company nor any of its depository institutions during the previous 12 months may have been subject to a formal enforcement order or action.

On March 11, 2000, the Gramm-Leach-Bliley Act (the GLBA), or the Financial Services Act of 1999 became effective. The GLBA repealed provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other's businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

The BHCA was also amended by the GLBA to allow new "financial holding companies" ("FHCs") to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLBA amended section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. A bank holding company ("BHC") may elect to become a FHC if all its subsidiary depository institutions are well capitalized and well managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the new list of permissible activities in section 4(k) of the BHCA. However, notice must be given to the FRB within 30 days after a FHC has commenced one or more of the financial activities. The Company has not elected to become a FHC.

Under the GLBA, Federal Reserve member banks, subject to various requirements, as well as national banks, are permitted to engage through "financial subsidiaries" in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the Bank must also be well capitalized and well managed and have received at least a "satisfactory" rating in its most recent CRA examination. The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.

Regulation and Supervision of Banks

The Bank is a California state-chartered bank, is insured by the Federal Deposit Insurance Corporation (the "FDIC") and is a member bank of the Federal Reserve System. As such, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions ("DFI") and the FRB. As a member bank of the Federal Reserve System, the Bank's primary federal regulator is the FRB. The regulations of these agencies affect most aspects of the Bank's business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.

In addition to federal banking law, the Bank is also subject to applicable provisions of California law. Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital requirements, deposits and borrowings, stockholder rights and duties, and investment and lending activities.

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

In determining the capital level the Bank is required to maintain, the federal banking agencies do not, in all respects, follow generally accepted accounting principles ("GAAP") and have special rules which have the effect of reducing the amount of capital they will recognize for purposes of determining its capital adequacy.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items. The regulators measure risk-adjusted assets and off balance sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets and other adjustments. Net unrealized losses on available for sale equity securities with readily determinable fair value must be deducted in determining Tier 1 capital. For Tier 1 capital purposes, deferred tax assets which can only be realized if an institution earns sufficient taxable income in the future are limited to the amount that the institution is expected to realize within one year, or ten percent of Tier 1 capital, whichever is less. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses, term preferred stock and other types of preferred stock not qualifying as Tier 1 capital, hybrid capital instruments and mandatory convertible debt securities, term subordinated debt and certain other instruments with some characteristics of equity and limited amounts of unrealized holding gains on equity securities. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets and off balance sheet items of 8%, and a minimum ratio of Tier 1 capital to adjusted average risk-adjusted assets and off balance sheet items of 4%.

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

As of December 31, 2001, the Company's and the Bank's respective ratios exceeded applicable regulatory requirements. See Note 8 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

The federal banking agencies take into consideration concentrations of credit risk and risks from nontraditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation is made as a part of the institution's regular safety and soundness examination. The federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off balance sheet position) in evaluation of a bank's capital adequacy.

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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

                                                          Total       Tier 1
                                                        Risk-Based  Risk-Based    Leverage
                                                         Capital      Capital      Ratio
                                                        ----------  ----------   ----------
Well capitalized                                          10.00%       6.00%       5.00%
Adequately capitalized                                     8.00        4.00        4.00
Undercapitalized (less than)                               8.00        4.00        4.00
Significantly undercapitalized (less than)                 6.00        3.00        3.00
Critically undercapitalized
  Tangible equity/ total assets (less than)                2.00

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

Premiums for Deposit Insurance and Assessments for Examinations

The Bank's deposits are insured by the Bank Insurance Fund (BIF) administered by the FDIC. FDICIA established several mechanisms to increase funds to protect deposits insured by the BIF administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions which are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of insurance premiums will be.

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

Financial Privacy Legislation

The GLBA, in addition to the previously described changes in permissible nonbanking activities permitted to banks, BHCs and FHCs, also required the federal banking agencies, among other federal regulatory agencies, to adopt regulations governing the privacy of consumer financial information. The FRB adopted such regulations with an effective date of November 13, 2000, and a date of full compliance with the regulations of July 1, 2001. The Bank is subject to the FRBs regulations.

The regulations impose three main requirements established by the GLBA. First, a banking organization must provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates, such as the Company. Second, banking organizations must provide annual notices of their privacy policies to their current customers. Third, banking organizations must provide a reasonable method for consumers to opt-out of disclosures to nonaffiliated third parties.

In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies, including the FRB, adopted guidelines for safeguarding confidential customer information, effective on July 1, 2001. The guidelines require banking organizations to establish an information security program to: (1) identify and assess the risks that may threaten customer information; (2) develop a written plan containing policies and procedures to manage and control these risks; (3) implement and test the plan; and (4) adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats. The guidelines also outline the responsibilities of directors of banking organizations in overseeing the protection of customer information.

Recently Enacted Legislation and Regulations

On October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 or the
USA Patriot Act. Title III of the Act is the International
Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. It includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system. The goal of Title III is to prevent the U.S. financial system and the U.S. clearing mechanisms from being used by parties suspected of terrorism, terrorist financing and money laundering.

The provisions of Title III of the USA Patriot Act which affect banking organizations, including the Bank, are generally set forth as amendments to the Bank Secrecy Act. These provisions relate principally to U.S. banking organizations relationships with foreign banks and with persons who are resident outside the United States. The USA Patriot Act does not immediately impose any new filing or reporting obligations for banking organizations, but does require certain additional due diligence and recordkeeping practices. Some requirements take effect without the issuance of regulations. Other provisions are to be implemented through regulations that will be promulgated by the U.S. Department of the Treasury (the Treasury), in consultation with the FRB and other federal financial institutions regulators.

At this time, numerous provisions of Title III of the USA Patriot Act require implementing regulations or interpretations from the Treasury. Consequently, the effect of the USA Patriot Act on the business of the Company and the Bank cannot be accurately predicted at this time.

Pending Legislation and Regulations

Certain pending legislative proposals include bills to permit banks to pay interest on business checking accounts, to cap consumer liability for stolen debit cards, to end certain predatory lending practices, to allow the payment of interest on reserves that financial institutions must keep with FRB and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy. A proposal to merge the FDIC's two funds, the BIF and the Savings Association Insurance Fund, is also being discussed.

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

According to information obtained through an independent market research firm, WAB was the nineteenth largest financial institution in California in terms of total deposits at December 31, 2000. In the individual markets in which it has branch offices, WAB was the fourth largest financial institution, with a market share of approximately 7.90%. The share of individual markets within the overall market varies, with the most dominant continuing to be in the San Rafael area of Marin County, where WAB ranked first with 22.5 percent of the total deposit market among federally-insured depository institutions. WAB's share of the other markets it serves in Marin County was 19.2 percent, ranking it first.


ITEM 2. PROPERTIES

Branch Offices and Facilities

WAB is engaged in the banking business through 90 offices in 23 counties in Northern and Central California including eleven offices each in Marin and Fresno Counties, nine in Sonoma County, seven in Napa County, six each in Solano, Kern, Stanislaus and Contra Costa Counties, five in Lake County, three each in Mendocino and Sacramento Counties, two each in Nevada, Placer, Tulare and Tuolumne and Alameda Counties, one each in San Francisco, Kings, Madera, Merced, Yolo and Colusa Counties. All offices are constructed and equipped to meet prescribed security requirements.

The Company owns 31 branch office locations and one administrative building and leases 69 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.


ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Company's business. None of these proceedings is expected to have a material adverse impact upon the Company's business, financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2001.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS

The Company's common stock is traded on the NASDAQ National Market Exchange ("NASDAQ") under the symbol "WABC". The following table shows the high and the low prices for the common stock, for each quarter, as reported by NASDAQ:

=======================================================
  2001:                                High        Low
-------------------------------------------------------
First quarter                        $43.00     $33.94
Second quarter                       $39.25     $35.83
Third quarter                        $41.40     $33.94
Fourth quarter                       $40.40     $32.77

   2000:

First quarter                        $27.75     $21.00
Second quarter                       $30.06     $24.38
Third quarter                        $33.56     $27.00
Fourth quarter                       $43.75     $30.69
=======================================================

As of December 31, 2001, there were approximately 8,900 shareholders of record of the Company's common stock.

The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries. As of December 31, 2001, $158.5 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

See Note 17 to the consolidated financial statements included in this report for additional information regarding the amount of cash dividends declared and paid on common stock for the three most recent fiscal years.

As discussed in Note 7 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (the "Right") for each outstanding share of common stock. The terms of the Rights were most recently amended and restated on October 28, 1999 and became effective on November 19, 1999. The new amended plan is very similar in purpose and effect to the plan as it existed prior to this amendment, aimed at helping the Board of Directors to maximize shareholder value in the event of a change of control of the Company and otherwise resist actions that the Board considers likely to injure the Company or its shareholders. In addition to extending the maturity date of the plan to December 31, 2004, the other material changes included: (1) an increase in the exercise price to $75.00 per share; (2) a decrease in the redemption price of each Right to $.001; and
(3) a reduction in the amount of securities required to be acquired for a person or entity to become an Acquiring Person, thus triggering the shareholders' rights, from 15 percent to 10 percent.

ITEM 6. SELECTED FINANCIAL DATA

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(In thousands, except per share data)

=======================================================================================================
                                               2001        2000         1999        1998      1997
-------------------------------------------------------------------------------------------------------
Year ended December 31
Interest income                               $257,056    $269,516     $257,656    $266,820   $270,670
Interest expense                                68,887      88,614       78,456      86,665     88,054
-------------------------------------------------------------------------------------------------------
Net interest income                            188,169     180,902      179,200     180,155    182,616
Provision for loan losses                        3,600       3,675        4,780       5,180      7,645
Noninterest income                              42,655      41,130       40,174      37,805     37,013
Noninterest expense                            102,651     100,198      100,133     101,408    137,878
-------------------------------------------------------------------------------------------------------
Income before income taxes                     124,573     118,159      114,461     111,372     74,106
Provision for income taxes                      40,294      38,380       38,373      37,976     25,990
-------------------------------------------------------------------------------------------------------
      Net income                               $84,279     $79,779      $76,088     $73,396    $48,116
-------------------------------------------------------------------------------------------------------

Earnings per share:
      Basic                                      $2.39       $2.19        $1.97       $1.76      $1.12
      Diluted                                     2.36        2.16         1.94        1.73       1.10
Per share:
      Dividends paid                             $0.82       $0.74        $0.66       $0.52      $0.36
      Book value at December 31                   9.19        9.32         8.10        9.25       9.51

Average common shares outstanding               35,213      36,410       38,588      41,797     43,040
Average diluted common shares outstanding       35,748      36,936       39,194      42,524     43,827
Shares outstanding at December 31               34,220      36,251       37,125      39,828     42,799

At December 31
Loans, net                                  $2,432,371  $2,429,880   $2,269,272  $2,246,593 $2,211,307
Total assets                                 3,927,967   4,031,381    3,893,187   3,844,298  3,848,444
Total deposits                               3,234,635   3,236,744    3,065,344   3,189,005  3,078,501
Short-term borrowed funds                      311,911     386,942      462,345     203,671    264,848
Debt financing and notes payable                27,821      31,036       41,500      47,500     52,500
Shareholders' equity                           314,359     337,747      300,592     368,596    407,152

Financial Ratios:

For the year:
     Return on assets                             2.18%       2.06%        1.99%       1.94%      1.28%
     Return on equity                            27.17%      25.78%       23.31%      19.48%     12.71%
     Net interest margin *                        5.71%       5.48%        5.46%       5.52%      5.63%
     Net loan losses to average loans             0.15%       0.17%        0.20%       0.20%      0.35%
     Efficiency ratio *                          41.67%      42.45%       43.19%      44.25%     60.15%
At December 31:
     Equity to assets                             8.00%       8.38%        7.72%       9.59%     10.58%
     Total capital to risk-adjusted assets       10.63%      11.61%       11.75%      13.79%     14.76%
     Loan loss reserve to loans                   2.10%       2.11%        2.22%       2.23%      2.24%

 * Fully taxable equivalent

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the "Company") that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 38 through 70, as well as with the other information presented throughout the report.

Net Income

The Company achieved earnings of $84.3 million in 2001, representing a 5.6% increase from the $79.8 million earned in 2000, which was up 4.9% over 1999 earnings of $76.1 million.

Components of Net Income
--------------------------------------------------------------------------------
Year ended December 31,                           2001        2000         1999
(in thousands)                              ------------------------------------
Net interest income *                         $203,687    $194,933     $191,644
Provision for loan losses                       (3,600)     (3,675)      (4,780)
Noninterest income                              42,655      41,130       40,174
Noninterest expense                           (102,651)   (100,198)    (100,133)
Taxes *                                        (55,812)    (52,411)     (50,817)
                                            ------------------------------------
    Net income                                 $84,279     $79,779      $76,088
================================================================================

Net income per average fully-diluted share      $2.36       $2.16        $1.94
Net income as a percentage of
  average shareholders' equity                   27.17%      25.78%       23.31%
Net income as a percentage of
  average total assets                            2.18%       2.06%        1.99%
=================================================================================
* Fully taxable equivalent (FTE)

Most of the improvement in 2001 earnings was the result of greater net interest income, which increased by $8.8 million or 4.5% compared to 2000. Approximately $6.0 million of that increase was due to a higher level of average earning assets and the remainder to a stronger margin earned on those assets. The loan loss provision was reduced slightly and noninterest income grew $1.5 million or 3.7%. Partially offsetting this higher revenue, noninterest expense expanded $2.5 million, or 2.4%.

Earnings in 2000 increased $3.7 million or 4.9% over 1999, also primarily due to higher net interest income, which grew by $3.3 million or 1.7%. Approximately two-thirds of that increase was due to higher levels of earning assets and the remainder to a higher net interest margin. In addition the loan loss provision was reduced by $1.1 million, noninterest income grew $900 thousand and noninterest expense grew slightly.

The Company's return on average total assets was 2.18 percent in 2001, compared to 2.06 percent and 1.99 percent in 2000 and 1999, respectively. Return on average equity in 2001 was 27.17 percent, compared to 25.78 percent and 23.31 percent in the two previous years.

Net Interest Income

The Company's primary source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) increased $8.8 million or 4.5% from 2000, to $203.7 million in 2001. Comparing 2000 to 1999, net interest income (FTE) increased $3.3 million or 1.7%.

Components of Net Interest Income
--------------------------------------------------------------------------------
Year ended December 31,                           2001        2000         1999
(in thousands)                              ------------------------------------
Interest income                               $257,056    $269,516     $257,656
Interest expense                               (68,887)    (88,614)     (78,456)
FTE adjustment                                  15,518      14,031       12,444
                                            ------------------------------------
    Net interest income (FTE)                 $203,687    $194,933     $191,644
================================================================================

Net interest margin (FTE)                         5.71%       5.48%        5.46%
================================================================================

Interest income (FTE) decreased $11.0 million or 3.9% from 2000 to 2001, the net effect of lower earning-asset yields partially offset by a favorable change in the mix of those assets. The total yield on earning assets dropped from 7.96% in 2000 to 7.64% in 2001, following the trend in overall interest markets in which Fed Funds rates were reduced a record number of times, from a targeted rate of 6.25% on December 31, 2000 to 1.75% twelve months later. The greatest decrease was on commercial loan yields (down from 9.45% to 8.11%, or 134 basis points), with relatively stable consumer loan yields declining 51 basis points. The investment portfolio yield was unchanged. The effect of lower yields was to reduce interest income by $13.7 million. The total level of earning assets remained unchanged, but a shift from lower-yielding investment securities to more profitable loans resulted in a $2.8 million improvement in interest income.

Interest expense decreased $19.7 million or 22.3% in 2001 compared to 2000, principally due to lower rates paid. The average rate paid on interest-bearing liabilities was 2.73% in 2001, 69 basis points or 20% lower than in 2000. The most pronounced declines included rates paid on shorter-term liabilities such as fed funds purchased (down from 6.18% to 4.27%) and public time deposits (down from 6.03% to 4.41%). Rates paid on transaction deposit accounts decreased 29 basis points. This decrease had the effect of lowering the Company's interest costs by $17.1 million. In addition, the reduced level and changed composition of interest-bearing liabilities caused interest expense to decline an additional $2.6 million.

Interest income (FTE) increased $13.4 million or 5.0% from 2000 to 1999, primarily due to higher level of earning assets. Average loans outstanding grew $77 million to $2.37 billion, while investments declined $29 million. In addition to the net positive earning asset volume variance, the average rate earned on these assets also increased. Yields on loans grew from 8.28% in 1999 to 8.58% in 2000 while investments yields improved 16 basis points to 6.65%. Overall, the yield on the Company's earning assets increased from 7.69% in 1999 to 7.97% in 2000.

Interest expense increased $10.2 million or 12.9% in 2000 due to the higher rates paid on interest-bearing liabilities. In 1999 the average rate paid was 3.00% while in 2000 it increased to 3.42%. The largest individual increase was the rate paid on public time deposits, which grew by 4.67% in 1999 to 6.03% in 2000. The average rate paid on federal funds purchased increased from 5.09% to 6.18%. Partially offsetting these higher rates, the volume of interest-bearing liabilities decreased during the year by $32 million or 1.2%. The lower interest-bearing liabilities were replaced by noninterest-bearing transaction deposits, which grew $96 million.

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

Distribution of Assets, Liabilities & Shareholders' Equity and
  Yields, Rates & Interest Margin

--------------------------------------------------------------------------------
                                               Year ended December 31, 2001
(dollars in thousands)                      ------------------------------------
                                                          Interest        Rates
                                              Average      income/      earned/
                                               balance     expense         paid
                                            ------------------------------------
Assets
Money market assets and funds sold              $1,040         $24         2.31%
Trading account securities                          --          --           --
Investment securities:
  Available for sale
    Taxable                                    616,954      37,563         6.09%
    Tax-exempt                                 268,348      20,251         7.55%
  Held to maturity
    Taxable                                     74,325       3,796         5.11%
    Tax-exempt                                 145,269      11,592         7.98%
Loans:
  Commercial
    Taxable                                  1,370,663     113,433         8.28%
    Tax-exempt                                 189,808      14,784         7.79%
  Real estate construction                      68,910       6,441         9.35%
  Real estate residential                      353,438      24,499         6.93%
  Consumer                                     482,797      40,191         8.32%
                                            ----------   ---------
Earning assets                               3,571,552     272,574         7.63%

Other assets                                   286,267
                                            -----------
   Total assets                             $3,857,819
                                            ===========
Liabilities and shareholders' equity
Deposits
  Noninterest bearing demand                  $992,182          --           --
  Savings and interest-bearing
    transaction                              1,360,978      19,896         1.46%
  Time less than $100,000                      387,407      16,898         4.36%
  Time $100,000 or more                        477,035      20,794         4.36%
                                            ----------   ---------
   Total interest-bearing deposits           2,225,420      57,588         2.59%
Funds purchased                                265,474       9,283         3.50%
Debt financing and notes payable                28,089       2,016         7.18%
                                            ----------   ---------
 Total interest-bearing liabilities          2,518,983      68,887         2.73%
Other liabilities                               36,412
Shareholders' equity                           310,242
                                            -----------
 Total liabilities and shareholders' equity $3,857,819
                                            ===========
Net interest spread (1)                                                    4.90%
Net interest income and interest margin (2)               $203,687         5.71%
                                                         =========       ======

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders' Equity and
  Yields, Rates & Interest Margin

--------------------------------------------------------------------------------
                                               Year ended December 31, 2000
(dollars in thousands)                      ------------------------------------
                                                          Interest        Rates
                                              Average      income/      earned/
                                               balance     expense         paid
                                            ------------------------------------
Assets
Money market assets and funds sold                $529         $17         2.14%
Trading account securities                          --          --           --
Investment securities:
  Available for sale
    Taxable                                    747,942      45,995         6.15%
    Tax-exempt                                 214,527      16,325         7.61%
  Held to maturity
    Taxable                                     79,650       4,338         5.45%
    Tax-exempt                                 148,828      12,503         8.40%
Loans:
  Commercial
    Taxable                                  1,333,131     119,565         8.97%
    Tax-exempt                                 175,601      13,671         7.79%
  Real estate construction                      50,560       6,132        12.13%
  Real estate residential                      341,201      24,091         7.06%
  Consumer                                     468,572      40,909         8.73%
                                            ----------   ---------
Earning assets                               3,560,541     283,546         7.96%

Other assets                                   316,920
                                            -----------
   Total assets                             $3,877,461
                                            ===========
Liabilities and shareholders' equity
Deposits
  Noninterest bearing demand                  $953,667          --          --
  Savings and interest-bearing
    transaction                              1,350,238      22,827         1.69%
  Time less than $100,000                      391,500      19,761         5.05%
  Time $100,000 or more                        462,506      25,849         5.59%
                                            ----------   ---------
   Total interest-bearing deposits           2,204,244      68,437         3.10%
Funds purchased                                341,857      17,668         5.17%
Debt financing and notes payable                35,159       2,509         7.14%
                                            ----------   ---------
 Total interest-bearing liabilities          2,581,260      88,614         3.42%
Other liabilities                               33,023
Shareholders' equity                           309,511
                                            -----------
 Total liabilities and shareholders' equity $3,877,461
                                            ===========
Net interest spread (1)                                                    4.54%
Net interest income and interest margin (2)               $194,932         5.48%
                                                         =========       ======

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders' Equity and
  Yields, Rates & Interest Margin

--------------------------------------------------------------------------------
                                               Year ended December 31, 1999
(dollars in thousands)                      ------------------------------------
                                                          Interest        Rates
                                              Average      income/      earned/
                                               balance     expense         paid
                                            ------------------------------------
Assets
Money market assets and funds sold                $308          $4         1.30%
Trading account securities                          --          --           --
Investment securities:
  Available for sale
    Taxable                                    776,186      47,495         6.12%
    Tax-exempt                                 206,522      15,387         7.45%
  Held to maturity
    Taxable                                     86,403       4,656         5.39%
    Tax-exempt                                 150,772      11,607         7.70%
Loans:
  Commercial
    Taxable                                  1,341,139     114,658         8.55%
    Tax-exempt                                 151,906      12,281         8.08%
  Real estate construction                      52,825       5,822        11.02%
  Real estate residential                      352,578      24,335         6.90%
  Consumer                                     393,938      33,855         8.59%
                                            ----------   ---------
Earning assets                               3,512,577     270,100         7.69%

Other assets                                   315,673
                                            -----------
   Total assets                             $3,828,250
                                            ===========
Liabilities and shareholders' equity
Deposits
  Noninterest bearing demand                  $857,650          --           --
  Savings and interest-bearing
    transaction                              1,409,391      23,358         1.66%
  Time less than $100,000                      410,092      18,106         4.42%
  Time $100,000 or more                        425,949      19,446         4.57%
                                            ----------   ---------
   Total interest-bearing deposits           2,245,432      60,910         2.71%
Funds purchased                                321,829      14,285         4.44%
Debt financing and notes payable                46,482       3,261         7.02%
                                            ----------   ---------
 Total interest-bearing liabilities          2,613,743      78,456         3.00%
Other liabilities                               30,380
Shareholders' equity                           326,477
                                            -----------
 Total liabilities and shareholders' equity $3,828,250
                                            ===========
Net interest spread (1)                                                    4.69%
Net interest income and interest margin (2)               $191,644         5.46%
                                                         =========       ======

(1) Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by dividing net interest income by total average earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense


--------------------------------------------------------------------------------
Years ended December 31,                         2001 compared with 2000
(dollars in thousands)                      ------------------------------------
                                                Volume        Rate        Total
                                            ------------------------------------
Increase (decrease) in interest and fee income:
  Money market assets and
    funds sold                                     $10         ($3)          $7
  Trading account securities                        --          --           --
  Investment securities:
    Available for sale
      Taxable                                   (7,982)       (450)      (8,432)
      Tax-exempt (1)                             3,866          60        3,926
    Held to maturity
      Taxable                                     (281)       (261)        (542)
      Tax-exempt (1)                              (294)       (617)        (911)
  Loans:
    Commercial:
      Taxable                                    3,297      (9,429)      (6,132)
      Tax-exempt (1)                             1,107           6        1,113
    Real estate construction                     1,879      (1,570)         309
    Real estate residential                        875        (467)         408
    Consumer                                       890      (1,608)        (718)
                                            ------------------------------------
      Total loans (1)                            8,048     (13,068)      (5,020)
                                            ------------------------------------
Total increase (decrease) in
  interest and fee income (1)                    3,367     (14,339)     (10,972)
                                            ------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                       918      (3,849)      (2,931)
    Time less than $100,000                       (313)     (2,550)      (2,863)
    Time $100,000 or more                          740      (5,795)      (5,055)
                                            ------------------------------------
  Total interest-bearing                         1,345     (12,194)     (10,849)
  Funds purchased                               (3,453)     (4,932)      (8,385)
  Notes and mortgages payable                     (507)         14         (493)
                                            ------------------------------------
    Total (decrease)
      in interest expense                       (2,615)    (17,112)     (19,727)
                                            ------------------------------------
   Increase in
      net interest income (1)                   $5,982      $2,773       $8,755
================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

--------------------------------------------------------------------------------
Year ended December 31,                          2000 compared with 1999
(dollars in thousands)                      ------------------------------------
                                                Volume        Rate        Total
                                            ------------------------------------
Increase (decrease) in interest and fee income:
  Money market assets and
    funds sold                                     $13          $0          $13
  Trading account securities                        --          --           --
  Investment securities:
    Available for sale
      Taxable                                   (1,736)        236       (1,500)
      Tax-exempt (1)                               605         333          938
    Held to maturity
      Taxable                                     (302)        (16)        (318)
      Tax-exempt (1)                                45         851          896
  Loans:
    Commercial:
      Taxable                                     (688)      5,595        4,907
      Tax-exempt (1)                             1,858        (468)       1,390
    Real estate construction                      (257)        567          310
    Real estate residential                       (805)        561         (244)
    Consumer                                     5,557       1,497        7,054
                                            ------------------------------------
      Total loans (1)                            5,008       8,409       13,417
                                            ------------------------------------
Total increase in
  interest and fee income (1)                    4,290       9,156       13,445
                                            ------------------------------------
Increase (decrease) in interest expense:
  Deposits:
    Savings/interest-bearing                      (321)       (210)        (531)
    Time less than $100,000                       (874)      2,529        1,655
    Time $100,000 or more                        1,973       4,430        6,403
                                            ------------------------------------
  Total interest-bearing                           778       6,749        7,527
  Funds purchased                                  915       2,468        3,383
  Notes and mortgages payable                     (481)       (271)        (752)
                                            ------------------------------------
    Total increase
      in interest expense                        1,213       8,945       10,158
                                            ------------------------------------
   Increase in
      net interest income (1)                   $2,104      $1,184       $3,288
================================================================================

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision For Loan Losses

The provision for loan losses was $3.6 million for 2001, compared to $3.7 million in 2000 and $4.8 million in 1999. The reductions in the provision reflect the results of the Company's continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts. For further information regarding net credit losses and the reserve for loan losses, see the "Asset Quality" section of this report.

Investment Portfolio

The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

The objective of the investment securities held to maturity is to strengthen the portfolio yield, and to provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 109 months at December 31, 2001 and, on the same date, those investments included $185.9 million in fixed-rate and $23.3 million in adjustable-rate securities.

Investment securities available for sale are generally used to supplement the Banks' liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a charge to earnings and the equity adjustment is reversed. At December 31, 2001, the Company held $949.0 million classified as investments available for sale. At December 31, 2001, an unrealized gain of $11.9 million net of taxes of $9.1 million related to these securities, was included in shareholders' equity.

The Company had no trading securities at December 31, 2001.

For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

The following table shows the carrying amount (fair value) of the Company's investment securities available for sale as of the dates indicated:

Available for Sale Portfolio Distribution
--------------------------------------------------------------------------------
At December 31,                                   2001        2000         1999
(dollars in thousands)                      ------------------------------------

U.S. Treasury                                 $135,086    $188,513     $183,478
U.S. Government agencies and corporations      213,454     207,091      195,300
States and political subdivisions              303,048     241,151      234,781
Asset backed securities                         33,283      76,678      143,590
Other                                          264,099     207,842      225,188
                                            ------------------------------------
  Total                                       $948,970    $921,275     $982,337
================================================================================

The following table sets forth the relative maturities and yields of the Company's available for sale securities (stated at amortized cost) at December 31, 2001. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Available for Sale Maturity Distribution
-------------------------------------------------------------------------------------------------------------------
                                             After one  After five                Mortgage-
                                     Within but within  but within    After ten      backed      Other        Total
At December 31, 2001               one year five years   ten years        years
(Dollars in thousands)           ----------------------------------------------------------------------------------

U.S. Treasury                      $121,571     $9,926         $--          $--         $--        $--    $131,497
     Interest rate                     5.91%      6.20%        --%          --%         --%        --%        5.93%
U.S. Government agencies
  and corporations                   23,208    175,836          --           66          --         --     199,110
     Interest rate                     4.84%      5.64%         --         8.85%         --         --        5.55%
States and political
  subdivisions                        3,123     14,801     126,104      154,311          --         --     298,339
     Interest rate                     7.52%      7.50%       7.70%        7.21%         --         --        7.44%
Asset-backed                            301      9,432      23,414           --                             33,147
     Interest rate                     9.29%      5.73%       2.98%          --          --         --        3.82%
Other securities                     88,245    131,537          --           --          --         --     219,782
     Interest rate                     4.54%      5.79%         --           --          --         --        5.29%
-------------------------------------------------------------------------------------------------------------------
  Subtotal                          236,448    341,532     149,518      154,377          --         --     881,875
     Interest rate                     5.32%      5.80%       6.96%        7.21%         --         --        6.09%
Mortgage Backed                          --         --          --           --       8,325         --       8,325
     Interest rate                       --         --          --           --        5.67%        --        5.67%
Other without set maturities             --         --          --           --          --     37,359      37,359
     Interest rate                       --         --          --           --          --       9.34%       9.34%
-------------------------------------------------------------------------------------------------------------------
    Total                          $236,448   $341,532    $149,518     $154,377      $8,325    $37,359    $927,559
     Interest rate                     5.32%      5.80%       6.96%        7.21%       5.67%      9.34%       6.22%
===================================================================================================================

The following table shows the carrying amount (amortized cost) and fair value of the Company's investment securities held to maturity as of the dates indicated:


Held to Maturity Portfolio Distribution
--------------------------------------------------------------------------------
At December 31, (dollars in thousands)            2001        2000         1999
--------------------------------------------------------------------------------
U.S. Treasury                                      $--         $--          $--
U.S. Government agencies and corporations       55,320      64,717       70,418
States and political subdivisions              141,712     151,980      155,813
Asset backed securities                             --          --           --
Other                                           12,137      11,338       10,923
--------------------------------------------------------------------------------
  Total                                       $209,169    $228,035     $237,154
================================================================================
Fair value                                    $214,866    $231,906     $235,147
================================================================================

The following table sets forth the relative maturities and yields of the Company's held to maturity securities at December 31, 2001. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.


Held to Maturity Maturity Distribution
-------------------------------------------------------------------------------------------------------------------
                                             After one  After five
                                     Within but within  but within    After ten   Mortgage-
At December 31, 2001               one year five years   ten years        years      backed      Other        Total
(Dollars in thousands)           ----------------------------------------------------------------------------------

U.S. Treasury                           $--        $--         $--          $--         $--        $--         $--
     Interest rate                      --%        --%         --%          --%         --%        --%         --%
U.S. Government Agencies
  and Corporations                       --         --          --           --          --         --          --
     Interest rate                       --         --          --           --          --         --          --
States and Political
  Subdivisions                        5,062     54,277      61,328       21,045          --         --     141,712
     Interest rate                     7.77%      7.57%       8.09%        7.99%         --         --        7.86%
Asset Backed                             --         --          --           --          --         --          --
     Interest rate                       --         --          --           --          --         --          --
Other                                    --         --          --           --          --     12,137      12,137
     Interest rate                       --         --          --           --          --       5.38%       5.38%
-------------------------------------------------------------------------------------------------------------------
  Subtotal                            5,062     54,277      61,328       21,045          --     12,137     153,849
     Interest rate                     7.77%      7.57%       8.09%        7.99%        --%       5.38%       7.66%
Mortgage Backed                          --         --          --           --      55,320         --      55,320
     Interest rate                       --         --          --           --        5.30%        --        5.30%
-------------------------------------------------------------------------------------------------------------------
    Total                            $5,062    $54,277     $61,328      $21,045     $55,320    $12,137    $209,169
     Interest rate                     7.77%      7.57%       8.09%        7.99%       5.30%      5.38%       7.02%
===================================================================================================================

Loan Portfolio

The following table shows the compositions of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio Distribution
-------------------------------------------------------------------------------------------------------
At December 31,                                   2001        2000         1999        1998       1997
(dollars in thousands)                      -----------------------------------------------------------
                                                                (In thousands)
Commercial and commercial real estate       $1,576,723  $1,562,462   $1,502,237  $1,476,912 $1,437,118
Real estate construction                        69,658      64,195       50,928      57,998     66,782
Real estate residential                        347,114     355,488      337,002     384,128    361,909
Consumer                                       491,793     502,367      434,803     385,204    404,382
Unearned income                                   (831)     (2,353)      (4,124)     (6,345)    (8,254)
                                            -----------------------------------------------------------
Gross loans                                 $2,484,457  $2,482,159   $2,320,846  $2,297,897 $2,261,937
Allowance for loan losses                      (52,086)    (52,279)     (51,574)    (51,304)   (50,630)
                                            -----------------------------------------------------------
Net loans                                   $2,432,371  $2,429,880   $2,269,272  $2,246,593 $2,211,307
=======================================================================================================

The following table shows the maturity distribution and interest rate sensitivity of commercial and real estate construction loans at December 31, 2001. Balances exclude loans to individuals and residential mortgages totaling $838.1 million. These types of loans are typically paid in monthly installments over a number of years.


Loan Maturity Distribution
--------------------------------------------------------------------------------------------
                                                Within      One to        After
At December 31, 2001                          One Year  Five Years   Five Years       Total
(dollars in thousands)                      ------------------------------------------------

Commercial and commercial real estate *       $542,708    $490,773     $543,242  $1,576,723
Real estate construction                        69,658          --           --      69,658
--------------------------------------------------------------------------------------------
  Total                                       $612,366    $490,773     $543,242  $1,646,381
============================================================================================
Loans with fixed interest rates               $322,754    $519,732     $549,830  $1,392,316
Loans with floating interest rates            $254,065          --           --     254,065
--------------------------------------------------------------------------------------------
  Total                                       $576,819    $519,732     $549,830  $1,646,381
============================================================================================

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

Asset Quality

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with higher credit risk and to increase diversification of earning assets. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Assets receiving lesser grades fall under the "classified assets" category, which includes all nonperforming assets and potential problem loans. These loans receive an elevated level of attention to ensure collection.

Classified Assets

The following summarizes the Company's classified assets for the periods indicated:


Classified Assets
-------------------------------------------------------------------
At December 31,                                   2001        2000
(dollars in thousands)                      -----------------------

Classified loans                               $22,285     $31,634
Other classified assets                            523       2,065
                                            -----------------------
Total classified assets                        $22,808     $33,699
===================================================================

Classified loans at December 31, 2001 decreased $9.3 million or 29% to $22.3 million from December 31, 2000, reflecting the effectiveness of the Company's high underwriting standards and active workout policies. Other classified assets decreased $1.6 million from the prior year, due to sales and writedowns of properties acquired in satisfaction of debt, partially offset by new foreclosures on loans with real estate collateral.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans 90 or more days past due and still accruing and other real estate owned. Loans are placed on nonaccrual status upon reaching 90 days delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as "performing nonaccrual" and are included in total nonperforming assets. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that point are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.

The following table summarizes the nonperforming assets of the Company for the periods indicated:


Nonperforming Assets
-------------------------------------------------------------------------------------------------------
At December 31,                                   2001        2000         1999        1998       1997
(dollars in thousands)                      -----------------------------------------------------------

Performing nonaccrual loans                     $3,055      $3,499       $3,460      $1,800     $1,645
Nonperforming nonaccrual loans                   5,058       4,525        5,501       6,732     16,500
                                            -----------------------------------------------------------
  Nonaccrual loans                               8,113       8,024        8,961       8,532     18,145
                                            -----------------------------------------------------------
Loans 90 or more days past due
  and still accruing                               550         650          584         522      1,010
Other real estate owned                            523       2,065        3,269       4,315      7,381
                                            -----------------------------------------------------------
  Total Nonperforming Assets                    $9,186     $10,739      $12,814     $13,369    $26,536
=======================================================================================================
Allowance for loan losses as a
  percentage of nonaccrual loans
  and loans 90 or more days past
  due and still accruing                           601%        603%         540%        564%       265%
Allowance for loan losses as a  percentage
  of total nonperforming assets                    567%        487%         402%        383%       191%
=======================================================================================================

Performing nonaccrual loans at December 31, 2001 were $444 thousand below a year earlier, while nonperforming loans increased $533 thousand. With the exception of three relationships totaling $2.4 million, all loans on nonaccrual status in 2000 were either paid off or brought current in 2001, with the net result of total nonaccrual loans remaining approximately unchanged. All foreclosed property owned in 2000 was disposed of at a small gain during 2001; the $523 thousand owned at December 31, 2001 consists of seven small parcels.

Performing nonaccrual loans at December 31, 2000 increased $39 thousand from the prior year while nonperforming nonaccrual loans decreased $976 thousand during the same period. Both categories were affected by extensive activity during the year; most loans that were on nonaccrual status at December 31, 1999;
either were paid off or returned to full accrual status, while others replaced them. The $1.2 million decrease in other real estate owned balances from December 31, 1999 was due to writedowns and liquidations net of foreclosures.

The amount of gross interest income that would have been recorded for nonaccrual loans if all such loans had been current in accordance with their original terms while outstanding during the period, was $673 thousand in 2001, $859 thousand in 2000 and $751 thousand in 1999. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2001, 2000 and 1999 was $632 thousand, $653 thousand, $473 thousand, respectively. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2001, totaled approximately $161 thousand, compared to $527 thousand in 2000 and $356 thousand in 1999.

The overall credit quality of the loan portfolio continues to be strong; however, the total nonperforming assets could fluctuate from year to year. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain nonperforming assets at their current levels; however, no assurance can be given that additional increases in nonaccrual loans will not occur in future periods.

Loan Loss Experience

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific conditions, credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. Loans with similar characteristics that are not usually criticized using regulatory guidelines due to their small balances and numerous accounts are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on those loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $52.1 million allowance for loan losses, which constituted
2.10 percent of total loans at December 31, 2001, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future allowance levels.

The following table summarizes the loan loss experience of the Company for the periods indicated:


Loan Loss Allowance, Chargeoffs & Recoveries
-------------------------------------------------------------------------------------------------------
Year ended December 31,                           2001        2000         1999        1998       1997
(dollars in thousands)                      -----------------------------------------------------------

Total loans outstanding                     $2,484,457  $2,482,159   $2,320,846  $2,297,897 $2,261,937
Average loans outstanding during the period  2,465,616  $2,369,065    2,292,386   2,262,082  2,248,048

Analysis of the Allowance
Balance, beginning of period                   $52,279     $51,574      $51,304     $50,630    $50,921
Additions to the allowance charged to
  operating expense                              3,600       3,675        4,780       5,180      7,645
Allowance acquired through merger                   --       1,036           --          --         --
Loans charged off:
  Commercial and commercial real estate         (2,475)     (4,148)      (5,071)     (5,113)    (6,824)
  Real estate construction                         (10)         --          (94)         --       (962)
  Real estate residential                           --         (16)         (18)        (97)      (374)
  Consumer                                      (4,968)     (3,818)      (2,754)     (3,358)    (4,323)
                                            -----------------------------------------------------------
Total chargeoffs                                (7,453)     (7,982)      (7,937)     (8,568)   (12,483)
                                            -----------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial and commercial real estate          1,577       2,333        2,052       2,305      2,498
  Real estate construction                          --          --           --          10        160
  Real estate residential                          243          --           --           1         34
  Consumer                                       1,840       1,643        1,375       1,746      1,855
                                            -----------------------------------------------------------
Total recoveries                                 3,660       3,976        3,427       4,062      4,547
                                            -----------------------------------------------------------
Net loan losses                                 (3,793)     (4,007)      (4,510)     (4,506)    (7,936)
                                            -----------------------------------------------------------
Balance, end of period                         $52,086     $52,279      $51,574     $51,304    $50,630
=======================================================================================================
Net loan losses to average loans                  0.15%       0.17%        0.20%       0.20%      0.35%
Allowance for loan losses as a percentage
  of loans outstanding                            2.10%       2.11%        2.22%       2.23%      2.24%


Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:


Allocation of the Allowance for Loan Losses
-------------------------------------------------------------------------------------------------------
At December 31,                           2001                  2000                     1999
                                 Allocation  Loans as   Allocation   Loans as    Allocation  Loans as
                                   of the     Percent     of the      Percent      of the     Percent
                                  Allowance  of Total   Allowance    of Total    Allowance   of Total
                                   Balance     Loans     Balance       Loans      Balance      Loans
(dollars in thousands)           ----------------------------------------------------------------------

Commercial                          $21,206         63%    $21,632           63%    $23,523         65%
Real estate construction              4,860          3%      4,344            3%      2,042          2%
Real estate residential                 417         14%        427           14%        877         14%
Consumer                              4,986         20%      5,648           20%      4,670         19%
Unallocated portion                  20,617        "--      20,228          "--      20,462        "--
                                 ----------------------------------------------------------------------
Total                               $52,086        100%    $52,279          100%    $51,574        100%
=======================================================================================================


--------------------------------------------------------------------------------
At December 31,                           1998                  1997
                                 Allocation  Loans as   Allocation   Loans as
                                   of the     Percent     of the      Percent
                                  Allowance  of Total   Allowance    of Total
                                   Balance     Loans     Balance       Loans
(dollars in thousands)           -----------------------------------------------

Commercial                          $22,240         64%    $22,649           63%
Real estate construction              4,055          3%      4,374            3%
Real estate residential                 310         17%         87           16%
Consumer                              4,260         16%      4,356           18%
Unallocated portion                  20,439        "--      19,164          "--
                                 -----------------------------------------------
Total                               $51,304        100%    $50,630          100%
================================================================================

Impaired Loans

The Company considers a loan to be impaired when, based on current information and events, it is "probable" that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for impairment. In measuring impairment, the Company reviews all commercial and construction loans classified "Substandard" and "Doubtful" that meet materiality thresholds of $250 thousand and $100 thousand, respectively. The Company considers classified loans below the established thresholds to represent immaterial loss risk. All loans classified as "Loss" are considered impaired. Commercial and construction loans that are not classified, and large groups of smaller-balance like-kind loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company's standard loan loss reserve methodology. The Company generally identifies loans to be reported as impaired when such loans are in nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan.

The following summarizes the Company's impaired loans for the periods indicated:


Impaired Loans
-------------------------------------------------------------------
Year ended December 31,                           2001        2000
(dollars in thousands)                      -----------------------

Nonaccrual loans                                $8,113      $8,024
Other                                            3,755       3,704
                                            -----------------------
Total impaired loans                           $11,868     $11,728
===================================================================

Specific reserves                                 $992      $1,817
===================================================================

The $3.8 million balance of impaired loans as of December 31, 2001, other than nonaccrual loans, is due to one commercial real estate loan having collateral exposure that may preclude ultimate full repayment. Payment on this credit was current as of December 31, 2001.

The average balance of the Company's impaired loans for the year ended December 31, 2001 was $11.8 million compared to $12.5 million in 2000. Portions of the Company's allowance for credit losses were allocated to each of these impaired loans. In general, the Company does not recognize any interest income on troubled debt restructurings or loans that are classified as nonaccrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.

Asset And Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

In adjusting the Company's asset/liability position, Management attempts to manage interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, Management may increase the Company's interest rate risk position in order to increase its net interest margin. The Company's results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short-term interest rates.

The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. This analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario and a NII forecast using a rising (or falling) rate scenario, where the Federal Funds rate, serving as a "driver," is made to rise (or fall) evenly by 100 basis points over the 12-month forecast interval triggering a response in the other rates. Company policy requires that such simulated changes in NII should always be within certain specified ranges or steps must be taken to reduce interest rate risk.

The following table summarizes the simulated change in NII, based on the 12-month period ending December 31, 2001:


Simulated Changes to Net Interest Income
-------------------------------------------------------
(dollars in millions)
  Changes in                         Estimated Increase
  Interest                           (Decrease) in NII
     Rates             Estimated     ------------------
(Basis Points)        NII Amount     Amount    Percent
-------------------------------------------------------

+100                      $206.0      ($2.5)   (1.2%)
  --                       208.5         --         --
-100                       210.6        2.1        1.0%
=======================================================

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

The following table summarizes the interest rate sensitivity gaps inherent in the Company's asset and liability portfolios at December 31, 2001:


Interest Rate Sensitivity Analysis
-------------------------------------------------------------------------------------------------------------------
                                            Repricing within (days)
(dollars in thousands)                      -----------------------------------------------------------------------
                                                                                                  Non-
                                                  0-90      91-180      181-365    Over 365  Repricing       Total
                                            -----------------------------------------------------------------------
Assets
  Investment securities                       $132,464     $37,794      $75,546    $912,335         --  $1,158,139
  Loans                                        562,113      73,103      148,420   1,700,820              2,484,456
  Other assets                                                                                 285,372     285,372
                                            -----------------------------------------------------------------------
    Total assets                              $694,577    $110,897     $223,966  $2,613,155   $285,372  $3,927,967
                                            =======================================================================
Liabilities
  Non-interest bearing                             $--         $--          $--         $-- $1,048,458  $1,048,458
  Interest-bearing:
    Transaction                                155,797     155,797      207,730          --         --     519,324
    Money market savings                       183,350     183,350      244,466          --         --     611,165
    Passbook savings                            76,607      76,607      102,143          --         --     255,358
    Time                                       462,238      87,827      204,930      45,335         --     800,330
Short-term borrowings                          271,911                               40,000         --     311,911
Debt financing and notes payable                 3,214          --           --      24,607         --      27,821
Other liabilities                                   --          --           --          --     39,241      39,241
Shareholders' equity                                --          --           --          --    314,359     314,359
                                            -----------------------------------------------------------------------
    Total liabilities and
     shareholders' equity                   $1,153,117    $503,581     $759,269    $109,942 $1,402,058  $3,927,967
                                            =======================================================================
Net (liabilities) assets
  subject to repricing                        (458,540)   (392,685)    (535,302)  2,503,213 (1,116,686)
                                            -----------------------------------------------------------
Cumulative net (liabilities)
  assets subject to repricing                 (458,540)   (851,225)  (1,386,527)  1,116,686          0
=======================================================================================================

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

Liquidity

The Company's principal source of liquidity is its operating activities. Operating profitability in 2001, 2000, and 1999 generated substantial cash flows of $98.7 million, $93.1 million and $95.9 million respectively.

The Company's investing activities were a net use of cash in 2001. Substantial proceeds from maturing investment securities of $449.8 million were all reinvested, for a net use of cash of $1.3 million. In addition, net disbursements of loans amounted to $7.2 million. Other investing activities used $0.6 million. Investing activities were a net source of cash in 2000. Proceeds from maturing investment securities of $164.4 million were only partially reinvested, for a net increase in cash of $103.9 million. Much of this cash was consumed by net disbursements of loans, which amounted to $97.6 million during the year. Other investing activities contributed $5.4 million. As in 2001, investing activities were a net use in 1999. Net disbursement of loans were $29.7 million in 1999 and, in addition, the Company increased its investment securities portfolio by $47.5 million, primarily in US agencies and municipal securities, partially offset by decreases in US Treasury and asset backed securities.

Financing activities were a net use of cash in 2001 and 2000, and a modest net source in 1999. Cash was used in all three periods to repurchase Company common stock: $101.3 million in 2001, $58.4 million in 2000 and $100.2 million in 1999. Cash was also used in all periods for the payment of shareholder dividends. The Company also used $75.0 million cash in 2001 to reduce its short-term borrowings, for a combined financing activity use for the year of $196.9 million. Cash of $75.8 million was used in 2000 to reduce short-term-borrowings as well, but the effect was largely offset by a $91.1 million increase in deposits. In sum, financing activities used $74.1 million in cash in 2000. This contrasts to 1999 when short-term borrowings increased by $258.7 million and deposits decreased $123.7 million, and financing activities resulted in a net provision of cash for the year.

The Company anticipates maintaining its cash levels through the end of 2002 mainly due to increased profitability and retained earnings. It is anticipated that the investment securities portfolio and demand of loans will continue to increase moderately, and that share repurchases continue. The growth of deposit balances is expected to follow the anticipated growth in loan and investment balances through the end of 2002. However, due to the aftermath of the events of September 11, 2001, there is considerable uncertainty in the general economic environment which may impact loan demand.

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

In addition to these systematic repurchases, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased an additional 1.7 million shares in 2001, 840 thousand shares in 2000 and 1.7 million in 1999.

The Company's primary capital resource is shareholders' equity, which decreased $23.4 million or 6.9% from the previous year, the net result of profits earned during the year, reduced by dividends paid and the effect of the Company's ongoing share repurchase program.

The ratio of total risk-based capital to risk-adjusted assets was 10.63 percent at December 31, 2001, compared to 11.61 percent at December 31, 2000. Tier I risk-based capital to risk-adjusted assets was 9.29 percent at December 31, 2001, compared to 10.20 percent at December 31, 2000.


Capital to Risk-Adjusted Assets
-------------------------------------------------------------------
                                                           Minimum
                                                        Regulatory
At December 31,                        2001       2000 Requirement
                                 ----------------------------------
Tier I Capital                         9.29%     10.20%       4.00%
Total Capital                         10.63%     11.61%       8.00%
Leverage ratio                         7.30%      7.89%       4.00%
===================================================================

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's future needs. All ratios are in excess of the regulatory definition of "well capitalized."

Financial Ratios

The following table shows key financial ratios for the periods indicated:

--------------------------------------------------------------------------------------------
At December 31,                                               2001         2000        1999
                                                       -------------------------------------
Return on average total assets                                2.18%        2.06%       1.99%
Return on shareholders' equity                               27.17%       25.78%      23.31%
Average shareholders' equity as a percentage of:
  Average total assets                                        8.04%        7.98%       8.53%
  Average total loans                                        12.58%       13.06%      14.24%
  Average total deposits                                      9.64%        9.80%      10.52%
Dividend payout ratio (diluted EPS)                             34%          34%         34%


Deposit categories

The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.

The following table summarizes the Company's average daily amount of deposits and the rates paid for the periods indicated:


Deposit Distribution and Average Rates Paid
-------------------------------------------------------------------------------------------------------
Year ended December 31,                        2001                                 2000
(Dollars in thousands)           ----------------------------------------------------------------------
                                            Percentage                           Percentage
                                    Average   of Total                  Average    of Total
                                    Balance   Deposits      Rate *      Balance    Deposits     Rate *
                                 ----------------------------------------------------------------------
Non-interest bearing demand        $992,182       30.8%        --%     $953,667        30.2%       --%
Interest bearing:
  Transaction                       514,235       16.0%       0.54%     508,969        16.1%      0.83%
  Savings                           846,743       26.3%       2.02%     841,270        26.6%      2.21%
  Time less than $100 thousand      387,407       12.0%       4.36%     391,500        12.4%      5.05%
  Time $100 thousand or more        477,035       14.8%       4.36%     462,506        14.6%      5.59%
                                 ----------------------            -------------------------
Total                            $3,217,602      100.0%       2.59%  $3,157,912       100.0%      3.10%
=======================================================================================================


-------------------------------------------------------------------
Year ended December 31,                        1999
(Dollars in thousands)           ----------------------------------
                                            Percentage
                                    Average   of Total
                                    Balance   Deposits      Rate *
                                 ----------------------------------
Non-interest bearing demand        $857,650       27.6%        --%
Interest bearing:
  Transaction                       536,067       17.3%       0.70%
  Savings                           873,324       28.1%       2.25%
  Time less than $100 thousand      410,092       13.2%       4.42%
  Time $100 thousand or more        425,949       13.7%       4.57%
                                 ----------------------
Total                            $3,103,082      100.0%       3.13%
===================================================================


* Rate is computed based on interest-bearing deposits

During 2001, total average deposits increased by $60 million or 1.9% from 2000 due to an inflow of $39 million of noninterest bearing deposits, plus smaller increases in interest bearing demand and savings deposits. Also, time deposits in excess of $100 thousand increased by $15 million with a corresponding reduction in consumer CDs of $4 million

During 2000, total average deposits increased by $55 million or 1.8% from 1999 due to an inflow of $96 million of noninterest bearing deposits offset by a reduction in interest bearing demand and savings deposits totaling $59 million. In addition public and jumbo CDs increased by $37 million with a corresponding reduction in consumer CDs of $14 million.

The following sets forth, by time remaining to maturity, the Company's domestic time deposits in amounts of $100 thousand or more:


Deposit Over $100,000 Maturity Distribution
-------------------------------------------------------
                                            December 31,
                                               2001
(In thousands)                              -----------

Three months or less                          $273,517
Over three through six months                   48,978
Over six through twelve months                 114,283
Over twelve months                               7,444
                                            -----------
Total                                         $444,222
=======================================================


Short-term Borrowings

The following table sets forth the short-term borrowings of the Company for the periods indicated:


Short-Term Borrowings Distribution
--------------------------------------------------------------------------------
At December 31,                                   2001        2000         1999
(In thousands)                              ------------------------------------
Federal funds purchased                        $62,675    $183,550     $254,000
Other borrowed funds:
  Retail repurchase agreements                   4,213      35,770       59,552
  Other                                        245,023     167,622      148,793
                                            ------------------------------------
Total other borrowed funds                     249,236     203,392      208,345
                                            ------------------------------------
  Total short term borrowings                 $311,911    $386,942     $462,345
================================================================================

Further detail of other borrowed funds is as follows:


Other Borrowed Funds Balances and Rates Paid
--------------------------------------------------------------------------------
Year ended December 31,                           2001        2000         1998
(dollars in thousands)                      ------------------------------------
Outstanding amount:
  Average for the year                        $187,652    $210,811     $195,415
  Maximum during the year                      250,927     228,499      247,799

Interest rates:
  Average for the year                            3.15%       4.40%        4.61%
  Average at period end                           2.02%       4.00%        3.49%


Noninterest Income


Components of Noninterest Income
--------------------------------------------------------------------------------
Year ended December 31,                           2001        2000         1999
(dollars in thousands)                      ------------------------------------
Service charges on deposit accounts            $23,114     $21,067      $20,316
Merchant credit card fees                        3,993       4,005        3,605
ATM fees & interchange                           2,282       2,115        1,932
Financial services commissions                   1,375       1,634        2,650
Debit card fees                                  1,515       1,175          447
Mortgage banking income                            918         807          777
Official check sales fees                        1,102       1,443        1,168
Trust fees                                         966         848          697
Gains on sale of foreclosed property               156         740          329
Other                                            7,234       7,296        8,253
                                            ------------------------------------
    Total                                      $42,655     $41,130      $40,174
================================================================================

Noninterest income increased $1.5 million or 3.7% in 2001, principally due to higher service charges on deposit accounts, specifically in the area of deficit fees charged on analyzed accounts, which increased $1.7 million, or 29.6%. Deficit fees are service charges collected from business customers that typically pay for such services with compensating balances. In the current period of low interest rates, the earnings value of the balances has decreased, resulting in more customers being required to pay for services with explicit fees. Other categories of deposit account fees increased slightly. Service charges generated from users of the Company's debit card product introduced in 1999 grew $340 thousand (29%) to $1.5 million, as volume continues to increase. Trust fees increased $118 thousand (14%) with intensified marketing emphasis resulting in more trust assets under management.

Financial services commissions were down $259 thousand (16%) in 2001 because of lower sales of mutual fund products. Gains on sales of foreclosed property dropped $584 thousand (79%), as 2000 included the sale of one large property, and official check income was down $341 thousand (24%) due to lower earnings on outstanding checks.

Noninterest income increased $956 thousand or 2.4% in 2000, primarily due to higher deposit service charges, specifically those related to customer overdrafts and items returned due to insufficient funds. Those categories benefited from revised service charge calculation methodologies implemented in late 1999 using a process of price escalators determined by volume by customer. Debit card income grew from $447 thousand to $1.2 million. Merchant credit card income grew by $400 thousand (11%) due to expanding sales volume. The "Other" category included a $1.5 million litigation settlement in 1999 that did not recur in 2000; the decline was largely offset by increases in gains on sale of foreclosed property, ATM surcharge income and revenue from the sale of official checks. Financial services commissions were high in 1999 due to fees earned upon one-time product conversions.

Noninterest Expense


Components of Noninterest Expense
--------------------------------------------------------------------------------
Year ended December 31,                           2001        2000         1999
(dollars in thousands)                      ------------------------------------
Salaries and wages                             $36,513     $35,174      $34,035
Incentives                                       5,404       5,126        5,919
Other personnel benefits                        10,973      10,966       10,752
Occupancy                                       11,943      11,447       12,154
Equipment                                        6,171       6,523        6,874
Data processing                                  6,034       6,025        5,967
Contract courier                                 3,650       3,496        3,324
Telephone                                        1,917       2,202        2,120
Postage                                          1,711       2,018        2,269
Professional fees                                1,626       1,864        1,652
Stationery and supplies                          1,479       1,609        1,588
Merchant credit card processing                  1,465       1,565        1,446
Advertising and public relations                 1,406       1,295        1,276
Loan expense                                     1,107       1,037        1,257
Amortization of deposit intangibles              1,364       1,193        1,059
Amortization of goodwill                         1,176       1,031          890
Other                                            8,712       7,627        7,551
                                            ------------------------------------
    Total                                     $102,651    $100,198     $100,133
================================================================================

Noninterest expense to
  revenues ("efficiency ratio")(FTE)              41.7%       42.4%        43.2%
Average full-time equivalent staff               1,082       1,082        1,098
Total assets per full-time staff                $3,565      $3,584       $3,487
================================================================================

Noninterest expense increased $2.5 million or 2.4% in 2001 compared to 2000, proportionately less than the corresponding increase in total revenues, resulting in a further improvement in the Company's efficiency ratio. Much of the increase was due to higher salary & wage expense, which was up $1.3 million (3.7%). The growth was due to merit increases granted to continuing staff and higher salary levels required to attract replacement personnel. The $278 thousand (5.4%) increase in incentive pay was the result of an increased accrual for incentives to be paid out based on 2001 performance and greater productivity incentives paid to sales staff. Occupancy expense was up $496 thousand (4.3%) primarily due to higher energy costs. Intangible asset amortization included a full year of cost associated with the August, 2000 First Counties Bank acquisition, and contract courier expense grew $154 thousand (4.4%), as the Company continued its strategy of providing courier services to an increased number of business clients. Included in the "Other" category, which was up $1.1 million (14.2%), is a $600 thousand special provision for nonrecurring operating losses.

Other categories of expense decreased from 2000, partially offsetting the increases outlined above. Equipment expense was down $352 thousand (5.4%) due to reduced depreciation costs, as a major loan underwriting computer system became fully depreciated during the year, and lower computer maintenance made possible by hardware upgrades. Professional fees also decreased $238 thousand (12.8%) because 2000 included costs incurred in connection with the First Counties Bank acquisition and unrelated loan collection costs. Telephone and postage costs each dropped approximately $300 thousand, both due to lower activity and, in the case of telephone, some special credits received during the year.

Noninterest expense increased by less than $65 thousand in 2000 compared to 1999, producing an efficiency ratio of 42.4%. The largest increase was personnel-related cost. The $560 thousand change in personnel costs equated to a nominal 1.1%. The growth was the net effect of merit increases to employees and one-time severance costs incurred in connection with the Company's acquisition of First Counties Bank in August 2000, partially reduced by a lower number of employees and lower incentives. Intangible amortization increased due to the First Counties Bank acquisition. Contract courier expense grew $172 thousand (5.2%), and professional fees increased $212 thousand (12.8%) primarily in connection with legal costs incurred as a result of the First Counties Bank acquisition. Merchant credit card processing grew $119 thousand (8.2%), consistent with the revenue growth discussed above.

Offsetting these increases, occupancy costs dropped $707 thousand (5.8%). The primary cause of the decrease was the expiration of a long term lease commitment. Equipment expense, which consists largely of depreciation charges, decreased $351 thousand (5.1%) as certain technology assets purchased in the mid-1990's became fully amortized. Postage costs decreased $251 thousand (11.1%), as the Company took advantage of more efficient methods for distributing customer statements and notices. Loan expenses declined $220 thousand (17.5%). Included in the "Other" category, operational losses were lower by $278 thousand (23.4%) as 2000 was not affected by any unusually-large individual losses.

The ratio of average assets per full-time equivalent staff was $3.57 million in 2001 compared to $3.58 million and $3.49 million in 2000 and 1999, respectively.


Provision For Income Tax

The income tax provision (FTE) increased by $3.5 million or 6.7% in 2001 primarily as a result of higher pretax income. The 2001 provision of $55.8
million   reflects an effective tax rate of 39.8 percent compared to provision of $52.3 million in 2000, representing an effective tax rate of
39.6 percent.

The provision for income taxes (FTE) increased by $1.6 million or 3.2% in 2000. The increase in the provision is the result of higher pretax income, partially reduced by income tax credits related to the Company's investments in low income housing investments and lending into tax-advantaged areas. These tax credits lowered the effective tax rate to 39.6%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Consolidated Balance Sheets as of December 31, 2001 and 2000                 34

Consolidated Statements of Income and Comprehensive Income
for the years ended December 31, 2001, 2000 and 1999                         35

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2001, 2000 and 1999                  36

Consolidated Statements of Cash Flows for the years
ended December 31, 2001, 2000 and 1999                                       37

Notes to Consolidated Financial Statements                                   38

Independent Auditors' Report                                                 59

Management's Letter of Financial Responsibility                              60

CONSOLIDATED BALANCE SHEETS
(In thousands)

--------------------------------------------------------------------------------------------
Balances as of December 31,                                            2001         2000
--------------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents (Note 15)                                  $179,182    $286,482
  Money market assets                                                       534         250
  Investment securities available for sale (Note 2)                     948,970     921,275
  Investment securities held to maturity; market values of
    $214,866 in 2001 and $231,906 in 2000 (Note 2)                      209,169     228,035
  Loans, net of an allowance for loan losses of:
    $52,086 in 2001 and in $52,279 in 2000 (Notes 3,4 and 14)         2,432,371   2,429,880
  Other real estate owned                                                   523       2,065
  Premises and equipment, net (Note 5)                                   39,821      42,182
  Interest receivable and other assets (Note 9)                         117,397     121,212
--------------------------------------------------------------------------------------------
    Total Assets                                                     $3,927,967  $4,031,381
============================================================================================

Liabilities
  Deposits:
    Noninterest bearing                                              $1,048,458  $1,014,230
    Interest bearing:
      Transaction                                                       519,324     526,178
      Savings                                                           863,523     816,635
      Time (Notes 2 and 6)                                              803,330     879,701

      Total deposits                                                  3,234,635   3,236,744

  Short-term borrowed funds (Notes 2 and 6)                             311,911     386,942
  Liability for interest, taxes and
    other expenses (Note 9)                                              39,241      38,912
  Debt financing and notes payable (Note 6)                              27,821      31,036
--------------------------------------------------------------------------------------------
    Total Liabilities                                                 3,613,608   3,693,634
--------------------------------------------------------------------------------------------

Shareholders' Equity (Notes 7, 8 and 15)
  Common Stock (no par value)
    Authorized - 150,000 shares
    Issued and outstanding - 34,220 in 2001 and 36,251 in 2000          209,074     206,952
  Accumulated other comprehensive income:
    Unrealized gain on securities available for sale, net                11,900       7,169
  Retained earnings                                                      93,385     123,626
--------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                          314,359     337,747
--------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                       $3,927,967  $4,031,381
============================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)

--------------------------------------------------------------------------------------------
For the years ended December 31,                           2001        2000         1999
--------------------------------------------------------------------------------------------
Interest Income
  Loans                                                   $194,432     $199,866    $186,652
  Money market assets and funds sold                            24           18           4
  Investment securities:
    Available for sale
      Taxable                                               36,813       44,860      46,838
      Tax-exempt                                            13,482       11,491      10,744
    Held to maturity
      Taxable                                                4,572        5,063       5,313
      Tax-exempt                                             7,733        8,218       8,105
--------------------------------------------------------------------------------------------
    Total Interest Income                                  257,056      269,516     257,656
--------------------------------------------------------------------------------------------

Interest Expense
  Transaction deposits                                       2,769        4,203       3,736
  Savings deposits                                          17,127       18,624      19,622
  Time deposits (Note 6)                                    37,692       45,610      37,552
  Short-term borrowed funds (Note 6)                         9,283       17,668      14,285
  Debt financing and notes payable (Note 6)                  2,016        2,509       3,261
--------------------------------------------------------------------------------------------
    Total Interest Expense                                  68,887       88,614      78,456
--------------------------------------------------------------------------------------------

Net Interest Income                                        188,169      180,902     179,200
Provision for loan losses (Note 3)                           3,600        3,675       4,780
--------------------------------------------------------------------------------------------

Net Interest Income After
  Provision for Loan Losses                                184,569      177,227     174,420
--------------------------------------------------------------------------------------------

Noninterest Income
  Service charges on deposit accounts                      $23,114       21,066      20,316
  Merchant credit card                                       3,993        4,005       3,605
  Financial services commissions                             1,375        1,634       2,650
  Mortgage banking                                             918          807         777
  Trust fees                                                   966          848         697
  Other                                                     12,289       12,770      12,129
--------------------------------------------------------------------------------------------
    Total Noninterest Income                                42,655       41,130      40,174
--------------------------------------------------------------------------------------------

Noninterest Expense
  Salaries and related benefits (Note 13)                  $52,890       51,266      50,706
  Occupancy (Notes 5 and 11)                                11,943       11,447      12,153
  Furniture and equipment (Notes 5 and 11)                   6,171        6,523       6,874
  Data processing                                            6,034        6,025       5,967
  Professional fees                                          1,626        1,864       1,652
  Other real estate owned                                      166          467         299
  Other                                                     23,821       22,606      22,482
--------------------------------------------------------------------------------------------
    Total Noninterest Expense                              102,651      100,198     100,133
--------------------------------------------------------------------------------------------

Income Before Income Taxes                                 124,573      118,159     114,461
  Provision for income taxes (Note 9)                       40,294       38,380      38,373

--------------------------------------------------------------------------------------------
Net Income                                                 $84,279      $79,779     $76,088
============================================================================================
Comprehensive Income, net:
  Change in unrealized (loss) gain on securities
--------------------------------------------------------------------------------------------
Comprehensive Income                                       $84,279      $79,779     $76,088
============================================================================================

Average Shares Outstanding                                  35,213       36,410      38,588
Diluted Average Shares Outstanding                          35,748       36,936      39,194

Per Share Data (Note 7)
  Basic earnings                                             $2.39        $2.19       $1.97
  Diluted earnings                                            2.36         2.16        1.94
  Dividends paid                                              0.82         0.74        0.66

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

--------------------------------------------------------------------------------------------
                                                       Accumulated
                                                          Other
                                              Common   Comprehensiv  Retained
                                               Stock      Income     Earnings      Total
--------------------------------------------------------------------------------------------
December 31, 1998                             $195,156     $20,184     $153,256    $368,596
  Net income for the year 1999                                           76,088      76,088
  Exercises of stock options, including
    tax benefits                                 6,421                                6,421
  Purchase and retirement of stock             (15,142)                 (85,085)   (100,227)
  Dividends                                                             (25,581)    (25,581)
  Unrealized loss on securities
    available for sale, net                                (24,705)                 (24,705)
--------------------------------------------------------------------------------------------

December 31, 1999                              186,435      (4,521)     118,678     300,592
  Net income for the year 2000                                           79,779      79,779
  Stock issued in connection with
    purchase of First Counties Bank             19,723                               19,723
  Exercises of stock options, including
    tax benefits                                11,396                               11,396
  Purchase and retirement of stock             (10,602)                 (47,838)    (58,440)
  Dividends                                                             (26,993)    (26,993)
  Unrealized gain on securities
    available for sale, net                                 11,690                   11,690
--------------------------------------------------------------------------------------------

December 31, 2000                              206,952       7,169      123,626     337,747
  Net income for the year 2001                                           84,279      84,279
  Exercises of stock options, including
    tax benefits                                17,987                               17,987
  Purchase and retirement of stock             (15,865)                 (85,448)   (101,313)
  Dividends                                                             (29,072)    (29,072)
  Unrealized gain on securities
    available for sale, net                                  4,731                    4,731
--------------------------------------------------------------------------------------------

December 31, 2001                             $209,074     $11,900      $93,385    $314,359
============================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                    2001       2000        1999
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                        $84,279    $79,779     $76,088
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation of fixed assets                                                        4,899      4,832       5,381
  Amortization of intangibles and other assets                                        3,343      3,125       2,853
  Loan loss provision                                                                 3,600      3,675       4,780
  Amortization of deferred net loan fees                                              1,330        461       1,299
  Decrease (increase) in interest income receivable                                   6,304     (4,930)     (1,212)
  (Increase) decrease in other assets                                                (5,028)    (1,358)        952
  Increase (decrease) in income taxes payable                                         4,210      3,333        (747)
  (Decrease) increase in interest expense payable                                    (5,072)     1,847         626
  Increase in other liabilities                                                       1,743      2,584       6,803
  Net (gain) loss on sales/write-down of fixed assets                                  (330)        35          10
  Originations of loans for resale                                                   (5,329)    (1,986)    (18,250)
  Net proceeds from sale of loans originated for resale                               4,848      1,986      17,533
  Net gain on sale of property acquired in satisfaction of debt                        (156)      (695)       (322)
  Write-downs of other real estate owned                                                 78        442          88
-------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                                        98,719     93,130      95,882
-------------------------------------------------------------------------------------------------------------------

Investing Activities
  Net cash obtained in mergers and acquisitions                                          --      3,034          --
  Net disbursements of loans                                                         (7,245)   (97,610)    (29,693)
  Purchases of money market assets                                                     (284)        --          --
  Purchases of investment securities available for sale                            (447,295)   (57,329)   (387,095)
  Purchases of investment securities held to maturity                                (3,861)    (3,170)    (32,882)
  Purchases of property, plant and equipment                                         (4,060)    (2,570)     (3,519)
  Proceeds from maturity of securities available for sale                           427,114    152,120     348,986
  Proceeds from maturity of securities held to maturity                              22,727     12,291      22,722
  Proceeds from sale of securities available for sale                                   651      1,357         803
  Proceeds from sale of property and equipment                                        1,147         20          46
  Proceeds from sale of other real estate owned                                       1,941      3,604       2,932
-------------------------------------------------------------------------------------------------------------------
    Net Cash (Used In) Provided By Investing Activities                              (9,165)    11,747     (77,700)
-------------------------------------------------------------------------------------------------------------------

Financing Activities
  Net (decrease) increase in deposits                                                (1,406)    91,149    (123,661)
  Net (decrease) increase in short-term borrowings                                  (75,031)   (75,803)    258,674
  Repayments of notes payable and debt financing                                     (3,215)   (10,464)     (6,000)
  Exercise of stock options/issuance of shares                                       13,183      6,418       4,617
  Retirement of common stock including repurchases                                 (101,313)   (58,440)   (100,227)
  Dividends paid                                                                    (29,072)   (26,993)    (25,581)
-------------------------------------------------------------------------------------------------------------------
    Net Cash (Used In) Provided By Financing Activities                            (196,854)   (74,133)      7,822
-------------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase In Cash and Cash Equivalents                               (107,300)    30,744      26,004

Cash and Cash Equivalents at Beginning of Year                                      286,482    255,738     229,734
-------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Year                                           $179,182   $286,482    $255,738
===================================================================================================================

Supplemental Disclosures:
  Supplemental disclosure of noncash activities:
    Loans transferred to other real estate owned                                       $321     $1,996      $1,652
    Unrealized gain (loss) on securities available for sale, net                      4,731     11,690     (24,704)

  The acquisition of First Counties Bank involved the following:
    Common Stock issued                                                                  --     19,723          --
    Liabilities assumed                                                                  --     82,356          --
    Fair value of assets acquired, other than cash and cash equivalents                  --    (89,468)         --
    Goodwill                                                                             --     (9,577)         --
    Net Cash and Cash Equivalents Received                                               --      3,034          --

  Supplemental disclosure of cash flow activity:
    Interest paid for the period                                                     64,475     86,359      77,831
    Income tax payments for the period                                               37,488     35,603      39,092


See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Accounting Policies

Westamerica Bancorporation, a registered bank holding company (the "Company"), provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (the "Bank"). The Bank is subject to competition from other financial institutions and to the regulations of certain agencies and undergoes periodic examinations by those regulatory authorities.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company, and all the Company's subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company does not maintain or conduct transactions with any unconsolidated special purpose entities.

Business Combinations. In a business combination the results of operations of the acquired entity are included from the date of acquisition. Assets and liabilities of the entity acquired are recorded at fair value on the date of acquisition and goodwill is recorded as the excess of the purchase price over the value of the net assets (including identifiable intangibles such as core deposits) acquired. See "Intangible Assets" below.

Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are generally 90 days or less from maturity, presenting insignificant risk of changes in value because of interest rate volatility.

Securities. Investment securities consist of securities of the U.S. Treasury, federal agencies, states, counties and municipalities, and mortgage-backed, corporate debt and equity securities. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term.
Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. Securities not included in trading or held to maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of shareholders' equity until realized. The unrealized gains and losses included in the separate component of shareholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premiums or discounts on the associated security.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary, results in a charge to earnings and the establishment of a new cost basis for the security.

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

Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees. Unearned interest on discounted loans is amortized over the life of these loans, using the sum-of-the-months digits formula for which the results are not materially different from those obtained by using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Uncollected accrued interest is reversed against interest income, and interest is subsequently recognized only as received until the loan is returned to accrual status. Interest accruals are resumed when such loans are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both interest and principal. Nonrefundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the estimated respective loan lives. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an individual loan basis. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. Income recognition on impaired loans conforms to that used on nonaccrual loans.

Other Real Estate Owned. Other real estate owned is comprised of property acquired through foreclosure proceedings, acceptances of deeds-in-lieu of foreclosure and some vacated bank properties. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Other real estate owned is recorded at the lower of the related loan balance or fair value of the collateral, generally based upon an independent property appraisal, less estimated disposition costs. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Subsequent losses incurred due to any decline in annual independent property appraisals are recognized as noninterest expense. Routine holding costs, such as property taxes, insurance, maintenance and losses from sales and dispositions, are recognized as noninterest expense.

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

Intangible assets. Intangible assets (which are included in Other Assets) are comprised of core deposit intangibles and goodwill acquired in business combinations. Core deposit intangibles of $2.7 million at December 31, 2001 and $4.0 million at December 31, 2000 are amortized over the estimated lives of the existing deposit bases. Amortization of core deposit intangibles was $1.4 million in 2001, $1.2 million in 2000 and $1.1 million in 1999. Goodwill of $16.3 million in 2001 and $17.7 million in 2000 is amortized on a straight-line basis over an average of 18 years. Amortization of goodwill was $1.2 million in 2001, $1.0 million in 2000 and $900 thousand in 1999. Goodwill is included in Interest Receivable and Other Assets in the Consolidated
Balance Sheets. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized after 2001, but instead be periodically evaluated for impairment. Intangible assets with definite useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment. The Company was required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. The Company will also be required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company does not expect to have any transitional impairment losses to be recognized as a cumulative effect of a change in accounting principle.

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

Derivative Instruments and Hedging Activities. In June, 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), amended by SFAS 138 "Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. In addition, all hedging relationships must be so designated. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial condition or operating results.

Stock Options. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

Other. Securities and other property held by the Bank in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries.

Reclassifications. Certain amounts in prior years' presentations have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.

Note 2: Investment Securities

An analysis of the available for sale investment securities portfolio as of December 31, 2001, follows:

--------------------------------------------------------------------------------
                                                 Gross       Gross    Estimated
                                  Amortized Unrealized  Unrealized       Market
                                       Cost      Gains      Losses        Value
--------------------------------------------------------------------------------
                                                  (In thousands)
U.S. Treasury securities           $131,497     $3,589          $0     $135,086
Securities of U.S. Government
  agencies and corporations         207,436      6,182        (164)     213,454
Obligations of States and
  political subdivisions            298,339      6,335      (1,626)     303,048
Asset-backed securities              33,147        147         (11)      33,283
Other securities                    257,140      8,660      (1,701)     264,099
--------------------------------------------------------------------------------
Total                              $927,559    $24,913     ($3,502)    $948,970
================================================================================

An analysis of the held to maturity investment securities portfolio as of December 31, 2001, follows:

--------------------------------------------------------------------------------
                                                 Gross       Gross    Estimated
                                  Amortized Unrealized  Unrealized       Market
                                       Cost      Gains      Losses        Value
--------------------------------------------------------------------------------
                                                  (In thousands)
Securities of U.S. Government
  agencies and corporations         $55,320       $281       ($203)     $55,398
Obligations of States and
  political subdivisions            141,712      5,756        (137)     147,331
Other securities                     12,137         --          --       12,137
--------------------------------------------------------------------------------
Total                              $209,169     $6,037       ($340)    $214,866
================================================================================

An analysis of the available for sale investment securities portfolio as of December 31, 2000, follows:

--------------------------------------------------------------------------------
                                                 Gross       Gross    Estimated
                                  Amortized Unrealized  Unrealized       Market
                                       Cost      Gains      Losses        Value
--------------------------------------------------------------------------------
                                                  (In thousands)
U.S. Treasury securities           $186,989     $1,538        ($15)    $188,513
Securities of U.S. Government
  agencies and corporations         206,561      1,248        (718)     207,091
Obligations of States and
  political subdivisions            235,877      6,132        (858)     241,151
Asset-backed securities              76,725         58        (104)      76,678
Other securities                    201,877      7,174      (1,209)     207,842
--------------------------------------------------------------------------------
Total                              $908,029    $16,150     ($2,904)    $921,275
================================================================================

An analysis of the held to maturity investment securities portfolio as of December 31, 2000, follows:

--------------------------------------------------------------------------------
                                                 Gross       Gross    Estimated
                                  Amortized Unrealized  Unrealized       Market
                                       Cost      Gains      Losses        Value
--------------------------------------------------------------------------------
                                                  (In thousands)
Securities of U.S. Government
  agencies and corporations         $64,717       $115     ($1,500)     $63,332
Obligations of States and
  political subdivisions            151,980      5,432        (176)     157,236
Other securities                     11,338         --          --       11,338
--------------------------------------------------------------------------------
Total                              $228,035     $5,547     ($1,676)    $231,906
================================================================================

The amortized cost and estimated market value of securities at December 31, 2001, by contractual maturity, are shown in the following table:

--------------------------------------------------------------------------------
                                  Securities Available     Securities Held
                                        for Sale             to Maturity
                                 ----------------------   ----------------------
                                             Estimated                Estimated
                                  Amortized     Market   Amortized       Market
                                       Cost      Value        Cost        Value
--------------------------------------------------------------------------------
                                                   (In thousands)
Maturity in years:
  1 year or less                   $236,448   $240,742      $5,062       $5,134
  1 to 5 years                      341,532    349,798      54,277       56,328
  5 to 10 years                     149,518    153,658      61,328       64,209
  Over 10 years                     154,377    154,301      21,045       21,660
--------------------------------------------------------------------------------
Subtotal                            881,875    898,499     141,712      147,331
Mortgage-backed                       8,325      9,178      55,320       55,398
Other securities                     37,359     41,293      12,137       12,137
--------------------------------------------------------------------------------
Total                              $927,559   $948,970    $209,169     $214,866
================================================================================

The amortized cost and estimated market value of securities at December 31, 2000, by contractual maturity, are shown in the following table:

--------------------------------------------------------------------------------
                                  Securities Available     Securities Held
                                        for Sale             to Maturity
                                 ----------------------   ----------------------
                                             Estimated                Estimated
                                  Amortized     Market   Amortized       Market
                                       Cost      Value        Cost        Value
--------------------------------------------------------------------------------
                                                   (In thousands)
Maturity in years:
  1 year or less                   $141,212   $141,270      $2,692       $2,707
  1 to 5 years                      513,873    514,885      42,604       43,559
  5 to 10 years                     112,138    115,765      80,279       83,476
  Over 10 years                     108,145    109,586      26,405       27,494
--------------------------------------------------------------------------------
Subtotal                            875,368    881,506     151,980      157,236
Mortgage-backed                       8,951      9,630      64,717       63,332
Other securities                     23,710     30,139      11,338       11,338
--------------------------------------------------------------------------------
Total                              $908,029   $921,275    $228,035     $231,906
================================================================================

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2001 and 2000, the Company had no high-risk collateralized mortgage obligations.

As of December 31, 2001, $737.1 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $742.9 million in 2000.

Note 3: Loans and Allowance for Loan Losses

Loans at December 31 consisted of the following:

--------------------------------------------------------------------------------
                                                            2001         2000
--------------------------------------------------------------------------------
                                                               (In thousands)
Commercial                                                $592,547     $607,158

Real estate-commercial                                     984,176      955,304
Real estate-construction                                    69,658       64,195
Real estate-residential                                    347,114      355,488
--------------------------------------------------------------------------------
  Total real estate loans                                1,400,948    1,374,987

Installment and personal                                   491,793      502,367
Unearned income                                               (831)      (2,353)
--------------------------------------------------------------------------------
  Gross loans                                            2,484,457    2,482,159
Allowance for loan losses                                  (52,086)     (52,279)
--------------------------------------------------------------------------------
    Net loans                                           $2,432,371   $2,429,880
================================================================================

Loans originated for resale of $496 thousand and $1.4 million are included in real estate-residential at December 31, 2001 and 2000, respectively. The cost of the loans approximates market value.

The following summarizes the allowance for loan losses of the Company for the periods indicated:

--------------------------------------------------------------------------------
                                                  2001        2000         1999
--------------------------------------------------------------------------------
                                                        (In thousands)
Balance at January 1,                          $52,279     $51,574      $51,304
Provision for loan losses                        3,600       3,675        4,780

Loans charged off                               (7,453)     (7,982)      (7,937)
Recoveries of loans
  previously charged off                         3,660       3,976        3,427

Acquisition                                         --       1,036           --
--------------------------------------------------------------------------------
Balance at December 31,                        $52,086     $52,279      $51,574
================================================================================

At December 31, 2001, the recorded investment in loans for which impairment was recognized totaled $11.9 million compared to $11.7 million at December 31, 2000. The specific reserves at December 31, 2001 and 2000 were $1.0 million and $1.8 million, respectively. Portions of the allowance for loan losses were allocated to each of these loans. For the year ended December 31, 2001, the average recorded net investment in impaired loans was approximately $11.8 million compared to $12.5 million and $15.5 million, respectively, for the years ended December 31, 2000 and 1999. In general, the Company does not recognize any interest income on troubled debt restructurings or on loans that are classified as nonaccrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company's recorded investment in such loans is deemed collectible.

Nonaccrual loans at December 31, 2001 and 2000 were $8.1 million and $8.0 million, respectively. The following is a summary of the effect of nonaccrual loans on interest income for the years ended December 31:

--------------------------------------------------------------------------------
                                                  2001        2000         1999
--------------------------------------------------------------------------------
                                                         (In thousands)
Interest income that would have been
  recognized had the loans performed
  in accordance with their original terms         $673        $859         $751
Less: Interest income recognized on
  nonaccrual loans                                (632)       (653)        (473)
--------------------------------------------------------------------------------
Total effect on interest income                    $41        $206         $278
================================================================================

There were no commitments to lend additional funds to borrowers whose loans are included above.

Note 4: Concentration of Credit Risk

The Company's business activity is with customers in Northern and Central California. The loan portfolio is well diversified with no industry comprising greater than 10 percent of total loans outstanding as of December 31, 2001 and 2000.

The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $67.1 million and $66.1 million at December 31, 2001 and 2000, respectively. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75 percent on commercial real estate loans and no greater than 80 percent on residential real estate loans unless covered by mortgage insurance.

Note 5: Premises and Equipment

Premises and equipment as of December 31 consisted of the following:

--------------------------------------------------------------------------------
                                                       Accumulated
                                                       Depreciation
                                                               and     Net Book
                                               Cost    Amortization       Value
--------------------------------------------------------------------------------
                                                           (In thousands)
2001
Land                                            $9,750    $   -          $9,750
Buildings and improvements                      33,596     (11,422)      22,174
Leasehold improvements                           5,273      (2,907)       2,366
Furniture and equipment                         13,075      (7,544)       5,531
--------------------------------------------------------------------------------
  Total                                        $61,694    ($21,873)     $39,821
================================================================================
2000
Land                                           $10,360    $   -         $10,360
Buildings and improvements                      33,742     (11,074)      22,668
Leasehold improvements                           4,799      (2,673)       2,126
Furniture and equipment                         14,820      (7,792)       7,028
--------------------------------------------------------------------------------
  Total                                        $63,721    ($21,539)     $42,182
================================================================================

Depreciation and amortization included in operating expenses amounted to $4.9 million in 2001, $4.8 million in 2000, and $5.4 million in 1999.

Note 6: Borrowed Funds

Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, 2001 and 2000, were as follows:

--------------------------------------------------------------------------------
                                                              2001         2000
--------------------------------------------------------------------------------
                                                                  (In thousands)
Subordinated note, issued by Westamerica
Bank, originated in December 1993 and
maturing September 30, 2003. Interest of
6.99% per annum is payable semiannually on
March 31 and September 30, with original
principal payment due at maturity.                         $11,750      $11,750

Senior notes, originated in February 1996
and maturing February 1, 2006. Interest of
7.11% per annum is payable semiannually on
February 1 and August 1, with annual principal
payments commencing February 1, 2000 and
the remaining principal amount due at maturity.             16,071       19,286

--------------------------------------------------------------------------------
Total debt financing and notes payable                     $27,821      $31,036
================================================================================

The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company has either obtained waivers or is currently in compliance with all of the covenants in the senior notes indenture.

At December 31, 2001, the Company had a line of credit amounting to $20.0 million, under which outstanding advances at that date totaled $3.65 million. Average outstanding advances during 2001 were $368 thousand. Unused lines of credit were at December 31, 2000 were $2.5 million. Compensating balance arrangements are not significant to the operations of the Company.

At December 31, 2001 and 2000, the Bank had $444.2 million and $482.6 million, respectively, in time deposit accounts in excess of $100 thousand. Interest on these time deposit accounts in 2001, 2000 and 1999 was $20.8 million, $25.8 million and $19.4 million, respectively.

Funds purchased include federal funds, business customers' sweep accounts, Federal Home Loan Bank (FHLB) advances, outstanding amounts under lines of credit, and securities sold with repurchase agreements. Federal funds purchased were $62.7 million and $183.5 million, respectively, at December 31, 2001 and 2000. Sweep accounts totaled $201.4 million and $167.6 million at December 31, 2001 and 2000, respectively. FHLB advances were $40.0 million and outstanding amounts under lines of credit were $3.65 million at December 31, 2001, and both were $0 in 2000. Securities sold with repurchase agreements were $4.2 million at December 31, 2001 and $35.8 million at December 31, 2000. Securities under these repurchase agreements are held in the custody of independent securities brokers.

Note 7:  Shareholders' Equity

In 1995, the Company adopted the 1995 Stock Option Plan. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of the plan, on January 1 of each year beginning in 1995, 2 percent of the Company's issued and outstanding shares of common stock will be reserved for granting. At December 31, 2001, 2000, and 1999, approximately 1.4 million,
1.0 million and 1.1 million shares, respectively, were available for issuance. Options are granted at fair market value and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. A Restricted Performance Share ("RPS") grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.

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

Separate stock option plans maintained by acquired companies were terminated following the effective dates of the mergers. All outstanding options were substituted for the Company's options, adjusted for the exchange ratios as defined in the merger agreements.

Stock Options. A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates, follows:

--------------------------------------------------------------------------------------------
                                                       2001                     2000
--------------------------------------------------------------------------------------------
                                                          Weighted                 Weighted
                                                           Average                  Average
                                                Number    Exercise       Number    Exercise
                                             of shares       Price    of shares       Price
--------------------------------------------------------------------------------------------
Outstanding at beginning of year             2,914,131         $24    2,620,708         $22
Granted                                        562,850          39      896,404          24
Acquisitions converted                              --           -       53,925          12
Exercised                                     (607,872)         20     (445,926)         12
Forfeited                                     (198,565)         32     (210,980)         29
--------------------------------------------------------------------------------------------
Outstanding at end of year                   2,670,544         $27    2,914,131         $24
--------------------------------------------------------------------------------------------
Options exercisable at end of year           1,575,612         $24    1,565,001         $20
============================================================================================


-------------------------------------------------------------------
                                                        1999
-------------------------------------------------------------------
                                                          Weighted
                                                           Average
                                                Number    Exercise
                                             of shares       Price
-------------------------------------------------------------------
Outstanding at beginning of year             2,289,694         $18
Granted                                        662,080          35
Acquisitions converted                              --           -
Exercised                                     (258,844)         11
Forfeited                                      (72,222)         32
-------------------------------------------------------------------
Outstanding at end of year                   2,620,708         $22
-------------------------------------------------------------------
Options exercisable at end of year           1,479,438         $15
===================================================================

The following table summarizes information about options outstanding at December 31, 2001 and 2000:

--------------------------------------------------------------------------------
      2001                   Options Outstanding       Options Exercisable
--------------------------------------------------------------------------------
                                  Weighted
                                   Average   Weighted                Weighted
                        Number    Remaining   Average     Number      Average
                      OutstandingContractual Exercise  Exercisable   Exercise
                      at 12/31/20Life (yrs)    Price   at 12/31/200    Price
--------------------------------------------------------------------------------
    $3 -  9               31,452        2.1         $8      31,452           $8
     9 - 10              105,845        3.1          9     105,845            9
    10 - 15              131,560        4.3         11     131,560           11
    15 - 19              189,405        5.1         15     189,405           15
    19 - 20              228,960        6.1         19     228,960           19
    20 - 24              660,372        9.1         24     189,570           24
    32 - 33              401,700        7.1         33     401,700           33
    33 - 35              457,840        8.1         35     297,120           35
    35 - 40              463,410       10.0         39           0          n/a
--------------------------------------------------------------------------------
    $3 - 40            2,670,544        7.7        $27   1,575,612          $24
================================================================================

--------------------------------------------------------------------------------
      2000                   Options Outstanding       Options Exercisable
--------------------------------------------------------------------------------
                                   Weighted
                                    Average   Weighted                 Weighted
                          Number  Remaining    Average      Number      Average
                      OutstandingContractual  Exercise Exercisable     Exercise
                      at 12/31/20Life (yrs)     Price  at 12/31/200       Price
--------------------------------------------------------------------------------
    $3 -  9              102,175        1.3         $6     102,175           $6
     9 - 10              185,868        3.0          9     185,868            9
    10 - 15              181,481        4.3         11     181,481           11
    15 - 19              278,955        4.9         16     278,955           16
    19 - 20              298,255        5.9         19     298,255           19
    20 - 24              812,437        9.0         24           0          n/a
    32 - 33              509,800        6.9         33     337,720           33
    33 - 35              545,160        8.0         35     180,547           35
--------------------------------------------------------------------------------
    $3 - 35            2,914,131        6.8        $24   1,565,001          $20
================================================================================

Restricted Performance Shares. A summary of the status of the Company's RPSs as of December 31, 2001, 2000, and 1999, and changes during the years ended on those dates, follows:

--------------------------------------------------------------------------------
                                                  2001        2000         1999
--------------------------------------------------------------------------------
Outstanding at beginning of year                73,760      74,100      118,620
Granted                                         24,540      37,440       28,590
Exercised                                      (22,373)    (29,643)     (46,350)
Forfeited                                      (14,457)     (8,137)     (26,760)
--------------------------------------------------------------------------------
Outstanding at end of year                      61,470      73,760       74,100
================================================================================

As of December 31, 2001, 2000, and 1999, the RPSs had a weighted-average contractual life of 1.3, 1.4, and 1.2 years, respectively. The Company expects that substantially all of the RPSs outstanding at December 31, 2001 will eventually vest based on projected performance. The compensation cost that has been charged against income for the Company's RPSs granted was $1.4 million, $1.8 million, and $1.3 million for 2001, 2000, and 1999, respectively. There were no stock appreciation rights or incentive stock options granted in 2001, 2000, and 1999.

No compensation cost has been recognized for stock options. However, the fair value of each non-qualified stock option grant is estimated on the date of the grant using an option pricing model with the following assumptions used for calculating weighted-average non-qualified stock option grants in 2001, 2000, and 1999:

-------------------------------------------------------------------
                                       2001       2000        1999
-------------------------------------------------------------------
Expected dividend yield                2.58%      1.41%       1.89%
Expected volatility                      20%        33%         37%
Risk-free interest rate                5.23%      6.60%       4.57%
Expected lives                    7.0 years  6.0 years   6.0 years
===================================================================

The weighted-average fair values of non-qualified stock options granted during 2001, 2000, and 1999, were $8.58, $10.36, and $10.68 per share, respectively.

Had compensation cost for the Company's 1995 Plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
                                                  2001        2000         1999
--------------------------------------------------------------------------------
                                          (In thousands, except per share data)
Net income
    As reported                                $84,279     $79,779      $76,088
    Pro forma                                   80,183      75,639       73,274
Weighted average shares (basic)                 35,213      36,410       38,588
Weighted average shares (diluted)               35,748      36,936       39,194
Earnings per share
    As reported (basic)                          $2.39       $2.19        $1.97
    As reported (diluted)                         2.36        2.16         1.94
    Pro forma (basic)                             2.28        2.08         1.90
    Pro forma (diluted)                           2.24        2.05         1.87
================================================================================

A reconciliation of the diluted EPS computation to the amounts used in the basic EPS computation for the years ended December 31, are as follows:

--------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------
                                                   Net      Number    Per Share
                                                Income   of Shares       Amount
--------------------------------------------------------------------------------
                                          (In thousands, except per share data)
Basic EPS:
    Income available to
        common shareholders                    $84,279      35,213        $2.39
Effect of dilutive securities:
    Stock options outstanding                       --         535           --
--------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                            $84,279      35,748        $2.36
================================================================================

--------------------------------------------------------------------------------
2000
--------------------------------------------------------------------------------
                                                   Net      Number    Per Share
                                                Income   of Shares       Amount
--------------------------------------------------------------------------------
                                          (In thousands, except per share data)
Basic EPS:
    Income available to
        common shareholders                    $79,779      36,410        $2.19
Effect of dilutive securities:
    Stock options outstanding                       --         526           --
--------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                            $79,779      36,936        $2.16
================================================================================

--------------------------------------------------------------------------------
1999
--------------------------------------------------------------------------------
                                                   Net      Number    Per Share
                                                Income   of Shares       Amount
--------------------------------------------------------------------------------
                                          (In thousands, except per share data)
Basic EPS:
    Income available to
        common shareholders                    $76,088      38,588        $1.97
Effect of dilutive securities:
    Stock options outstanding                       --         606           --
--------------------------------------------------------------------------------
Diluted EPS:
    Income available to common
        shareholders plus assumed
        conversions                            $76,088      39,194        $1.94
================================================================================

Shareholders have authorized two new classes of one million shares each, to be denominated "Class B Common Stock" and "Preferred Stock," respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2001, no shares of Class B Common Stock or Preferred Stock had been issued.

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

Note 8: Risk-Based Capital

The Company and the Bank are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company's financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines: Tier 1 capital includes common shareholders' equity and qualifying preferred stock less goodwill and other deductions including the unrealized net gains and losses, after taxes, of available for sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt issued by the Company and the allowance for loan losses, subject to limitations by the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to the different balance sheet and off-balance sheet assets, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

As of December 31, 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the Federal Reserve Board categorized the Company and the Bank as well capitalized under the FDICIA regulatory framework for prompt corrective action. To be well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. Since that notification, there are no conditions or events that Management believes have changed the risk-based capital category of the Company or the Bank.

The following table shows capital ratios for the Company and the Bank as of December 31, 2001 and 2000:

-------------------------------------------------------------------------------------------------------------------
                                                                                                To Be Well
                                                                                            Capitalized Under
                                                                                               the FDICIA
                                                                      For Capital           Prompt Corrective
      2001                                        Actual           Adequacy Purposes        Action Provisions
-------------------------------------------------------------------------------------------------------------------
                                              Amount      Ratio       Amount       Ratio      Amount      Ratio
-------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Total Capital (to risk-weighted assets)
    Consolidated Company                      $324,230       10.63%    $244,063        8.00%  $305,079       10.00%
    Westamerica Bank                           316,897       10.49%     241,566        8.00%   301,958       10.00%

Tier 1 Capital (to risk-weighted assets)
    Consolidated Company                       283,438        9.29%     122,032        4.00%   183,047        6.00%
    Westamerica Bank                           270,493        8.96%     120,783        4.00%   181,175        6.00%

Leverage Ratio *
    Consolidated Company                       283,438        7.30%     155,372        4.00%   194,215        5.00%
    Westamerica Bank                           270,493        7.02%     154,235        4.00%   192,794        5.00%
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
                                                                                                To Be Well
                                                                                            Capitalized Under
                                                                                               the FDICIA
                                                                      For Capital           Prompt Corrective
      2000                                        Actual           Adequacy Purposes        Action Provisions
-------------------------------------------------------------------------------------------------------------------
                                              Amount      Ratio       Amount       Ratio      Amount      Ratio
-------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Total Capital (to risk-weighted assets)
    Consolidated Company                      $353,079       11.61%    $243,274        8.00%  $304,092       10.00%
    Westamerica Bank                           317,502       10.58%     240,108        8.00%   300,134       10.00%

Tier 1 Capital (to risk-weighted assets)
    Consolidated Company                       310,191       10.20%     121,637        4.00%   182,455        6.00%
    Westamerica Bank                           269,105        8.97%     120,054        4.00%   180,081        6.00%

Leverage Ratio *
    Consolidated Company                       310,191        7.89%     157,351        4.00%   196,689        5.00%
    Westamerica Bank                           269,105        6.89%     156,274        4.00%   195,342        5.00%
===================================================================================================================

 * The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio guideline is 3.00 percent for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.

Note 9: Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts reported in the financial statements of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Amounts for the current year are based upon estimates and assumptions as of the date of these financial statements and could vary significantly from amounts shown on the tax returns as filed. Accordingly, variances from amounts previously reported are primarily as a result of adjustments to conform to tax returns as filed.

The components of the net deferred tax asset as of December 31 are as follows:

-------------------------------------------------------------------
                                                  2001        2000
-------------------------------------------------------------------
                                                      (In thousands)
Deferred tax asset
  Allowance for loan losses                    $21,451     $21,369
  State franchise taxes                          4,217       4,125
  Securities available for sale                      0           0
  Deferred compensation                          4,721       3,993
  Real estate owned                                137         689
  Interest on nonaccrual loans                     421         353
  Other reserves                                   538         631
  Other                                          2,147       1,958
-------------------------------------------------------------------
      Subtotal deferred tax asset               33,632      33,118
Valuation allowance                                 --          --
-------------------------------------------------------------------
  Total deferred tax asset                      33,632      33,118
-------------------------------------------------------------------
Deferred tax liability
  Net deferred loan costs                        1,062       1,913
  Fixed assets                                   1,991       1,942
  Intangible assets                                401         775
  Securities available for sale                  7,223       5,721
  Leases                                         1,315       1,299
  Other                                            242         245
-------------------------------------------------------------------
Total deferred tax liability                    12,234      11,895
-------------------------------------------------------------------
Net deferred tax asset                         $21,398     $21,223
===================================================================

The Company believes a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with Interest Receivable and Other Assets in the Consolidated Balance Sheets.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

-------------------------------------------------------------------
                                       2001       2000        1999
-------------------------------------------------------------------
                                               (In thousands)
Current income tax expense:
  Federal                           $28,678    $28,311     $27,132
  State                              13,293     13,022      12,406
-------------------------------------------------------------------
  Total current                      41,971     41,333      39,538
-------------------------------------------------------------------
Deferred income tax (benefit) expense:
  Federal                            (1,087)    (2,164)       (819)
  State                                (590)      (789)       (346)
-------------------------------------------------------------------
  Total deferred                     (1,677)    (2,953)     (1,165)
-------------------------------------------------------------------
Provision for income taxes          $40,294    $38,380     $38,373
===================================================================

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

-------------------------------------------------------------------
                                       2001       2000        1999
-------------------------------------------------------------------

Federal income taxes due at
  statutory rate                    $43,601    $41,356     $40,061
(Reductions) increases in income
  taxes resulting from:
    Interest on state and municipal
    securities not taxable for federal
    income tax purposes              (9,818)    (8,980)     (8,477)
  State franchise taxes, net of
    federal income tax benefit        8,257      7,953       7,839
  Costs related to acquisitions          --         35          --
  Other                              (1,746)    (1,984)     (1,050)
-------------------------------------------------------------------
Provision for income taxes          $40,294    $38,380     $38,373
===================================================================

Note 10: Fair Value of Financial Instruments

The fair value of financial instruments does not represent actual amounts that may be realized upon the sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented represent the Company's best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. Such financial instruments and their estimated fair values at December 31 were:

--------------------------------------------------------------------------------
                                                              2001         2000
--------------------------------------------------------------------------------
                                                                (In thousands)
Cash and cash equivalents                                 $179,182     $286,482
Money market assets                                            534          250
Interest and taxes receivable                               58,758       63,826
Noninterest bearing and interest-bearing
  transaction and savings deposits                       2,431,305    2,357,043
Short-term borrowed funds                                  311,911      386,942
Interest payable                                             4,778        9,850
================================================================================

The fair values at December 31 of the following financial instruments were estimated using quoted market prices:

--------------------------------------------------------------------------------
                                                              2001         2000
--------------------------------------------------------------------------------
                                                                (In thousands)
Investment securities available for sale                  $948,970     $921,275
Investment securities held to maturity                     214,866      231,906
================================================================================

Loans were separated into two groups for valuation. Variable rate loans, except for those described below which reprice frequently with changes in market rates, were valued using historical data. Fixed rate loans and variable rate loans that have reached their maximum rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $52.1 million allowance for loan losses in 2001 and $52.3 million in 2000 were applied against the estimated fair values to recognize future defaults of contractual cash flows. The estimated fair values of loans at December 31 were:

--------------------------------------------------------------------------------
                                                              2001         2000
--------------------------------------------------------------------------------
                                                              (In thousands)
Loans                                                   $2,460,977   $2,408,158
================================================================================

The fair values of time deposits and notes and mortgages payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The estimated fair values at December 31 were:

--------------------------------------------------------------------------------
                                                              2001         2000
--------------------------------------------------------------------------------
                                                                (In thousands)
Time deposits                                             $805,420     $878,381
Debt financing and notes payable                            27,822       31,036
================================================================================

The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower.

Note 11: Lease Commitments

Thirty-one banking offices and a centralized administrative service center are owned and sixty-nine facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.

Minimum future rental payments, net of sublease income, at December 31, 2001, are as follows:

-------------------------------------------------------------------
                                                       (In thousands)
      2002                                                  $4,317
      2003                                                   3,840
      2004                                                   2,838
      2005                                                   1,560
      2006                                                   1,300
Thereafter                                                   2,721
-------------------------------------------------------------------
Total minimum lease payments                               $16,576
===================================================================

Total rentals for premises and equipment, net of sublease income, included in noninterest expense were $4.4 million in 2001, $4.4 million in 2000 and $5.4 million in 1999.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company's normal credit policies and collateral requirements. Unfunded loan commitments were $412.4 million and $441.6 million at December 31, 2001 and 2000, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $22.9 million and $12.5 million at December 31, 2001 and 2000, respectively.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations.

Note 13: Retirement Benefit Plans

The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to benefits provided by the Deferred Profit-Sharing Plan were $1.5 million in 2001, $1.5 million in 2000 and $1.8 million in 1999.

In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/Retirement Plan
(ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/Retirement Plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions charged to compensation expense were $1.5 million in 2001,$1.3 million in 2000 and $1.7 million in 1999.

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

The following table sets forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the Post-retirement Benefit Plan and the change in the benefit obligation as of December 31:

-------------------------------------------------------------------
                                                  2001        2000
===================================================================
                                                      (In thousands)
Periodic cost:
Service cost (benefit)                            $261        ($95)
Interest cost                                      155         158
Amortization of unrecognized
  transition obligation                             61          61
-------------------------------------------------------------------
Net periodic cost                                 $477        $124
===================================================================

Change in benefit obligation:
Benefit obligation, beginning of year            2,675       2,720
Service cost (benefit)                             261         (95)
Interest cost                                      155         158
Benefits paid                                     (124)       (108)
-------------------------------------------------------------------
Benefit obligation, end of year                 $2,967      $2,675
===================================================================

Accumulated post-retirement benefit obligation
  attributable to:
    Retirees                                    $2,070      $1,609
    Fully eligible participants                    700         768
    Other                                          197         298
-------------------------------------------------------------------
  Total                                          2,967       2,675
-------------------------------------------------------------------
Fair value of plan assets                           --          --
-------------------------------------------------------------------
Accumulated post-retirement benefit obligation
  in excess of plan assets                      $2,967      $2,675
===================================================================
Comprised of:
  Unrecognized transition obligation              $979      $1,040
  Recognized post-retirement obligation          1,988       1,635
-------------------------------------------------------------------
    Total                                       $2,967      $2,675
===================================================================

The discount rate used in measuring the accumulated post-retirement benefit obligation was 5.8 percent at December 31, 2001 and 2000. The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 4.0 percent for 2002 and beyond.

Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2001 results:

-------------------------------------------------------------------
                                                   One         One
                                            Percentage  Percentage
                                                 Point       Point
                                              Increase    Decrease
-------------------------------------------------------------------
                                                       (In thousands)
Effect on total of service and
  interest cost components                        $137       ($114)
Effect on post-retirement benefit
  obligation                                       424        (348)
===================================================================

Note 14: Related Party Transactions

Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Bank during 2001 and 2000. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2001 and 2000:

-------------------------------------------------------------------
                                                  2001        2000
-------------------------------------------------------------------
                                                     (In thousands)
Beginning balance                               $2,833      $3,026
Originations                                       279           7
Payoffs/principal payments                        (955)       (200)
Other changes *                                   (135)         --
-------------------------------------------------------------------
At December 31,                                 $2,022      $2,833
===================================================================
Percent of total loans outstanding                0.08%       0.11%

* Other changes in 2001 include loans to former directors and executive officers who are no longer related parties.

Note 15: Regulatory Matters

Payment of dividends to the Company by the Bank is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank sought and obtained approval to pay to the Company dividends of $80.8 million in excess of net profits. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2001, $158.5 million was available for payment of dividends by the Company to its shareholders. The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank's daily average on deposit at the Federal Reserve Bank was $4.2 million in 2001 and $30.5 million in 2000.

Note 16: Westamerica Bancorporation (Parent Company Only)

Statements of Income and Comprehensive Income
--------------------------------------------------------------------------------------------
For the years ended December 31,                              2001         2000        1999
--------------------------------------------------------------------------------------------
                                                                     (In thousands)
Dividends from subsidiaries                                $88,155      $80,768    $129,003
Interest income                                                611        1,349       1,545
Other income                                                 7,179        6,203       6,849
--------------------------------------------------------------------------------------------
  Total income                                              95,945       88,320     137,397
--------------------------------------------------------------------------------------------
Interest on borrowings                                       1,186        1,397       1,613
Salaries and benefits                                        6,262        6,508       5,714
Other expense                                                2,185        2,144       2,388
--------------------------------------------------------------------------------------------
  Total expenses                                             9,633       10,049       9,715
--------------------------------------------------------------------------------------------
Income before taxes and equity in
  undistributed income of subsidiaries                      86,312       78,271     127,682
Income tax benefit                                           1,656        1,693       1,346
Dividends from subsidiaries in
  excess of subsidiary earnings                             (3,689)        (185)    (52,940)
--------------------------------------------------------------------------------------------
    Net income                                             $84,279      $79,779     $76,088
============================================================================================
Comprehensive income, net:
  Change in unrealized gains on securities
    available for sale, net                                  4,731       11,690     (24,705)
--------------------------------------------------------------------------------------------
    Comprehensive income                                   $89,010      $91,469     $51,383
============================================================================================

Balance Sheets
--------------------------------------------------------------------------------
December 31,                                                  2001         2000
--------------------------------------------------------------------------------
                                                                (In thousands)
Assets
Cash and cash equivalents                                     $897      $26,391
Money market assets and investment
  securities available for sale                              7,934        9,226
Line of credit from subsidiaries                                 0            0
Investment in subsidiaries                                 309,485      307,072
Premises and equipment, net                                 14,320       15,229
Accounts receivable from subsidiaries                          611          374
Other assets                                                 8,069        7,306
--------------------------------------------------------------------------------
  Total assets                                            $341,316     $365,598
================================================================================
Liabilities
Notes payable                                              $19,706      $19,286
Other liabilities                                            7,251        8,565
--------------------------------------------------------------------------------
  Total liabilities                                         26,957       27,851
Shareholders' equity                                       314,359      337,747
--------------------------------------------------------------------------------
  Total liabilities and shareholders' equity              $341,316     $365,598
================================================================================


Statements of Cash Flows
--------------------------------------------------------------------------------------------
For the years ended December 31,                              2001         2000        1999
--------------------------------------------------------------------------------------------
                                                                        (In thousands)
Operating Activities
 Net income                                                $84,279      $79,779     $76,088
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                               671          704         800
    (Increase) decrease in accounts
      receivable from affiliates                              (237)         175        (209)
    (Increase) decrease in other assets                       (812)      (1,265)         67
    Provision for deferred income tax                        4,745        5,168       2,071
    (Decrease) increase in other liabilities                  (213)       3,143         (44)
    Gain on sales of assets                                 (1,879)      (2,821)     (3,203)
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                   86,554       84,883      75,570

Investing Activities
    Purchases of premises and equipment                        240           51        (193)
    Net decrease in short term investments                    (763)          --          --
    Net change in loan balances                                 --        2,046         850
    Investment in subsidiaries                                  --         (250)         --
    Purchase of investment securities available for sal       (963)         184          --
    Proceeds from sale of other assets                       2,530        3,994       4,006
--------------------------------------------------------------------------------------------
Net cash provided by investing activities                    1,044        6,025       4,663

Financing Activities
    Net increases (reductions) in notes payable and
      other borrowings                                         420       (3,216)         --
    Dividends from subsidiaries in
      excess of subsidiary earnings                          3,689          185      52,940
    Exercise of stock options/issuance of shares            13,183        6,418       4,617
    Retirement of common stock including repurchases      (101,313)     (58,440)   (100,227)
    Dividends                                              (29,071)     (26,993)    (25,581)
--------------------------------------------------------------------------------------------
Net cash used in financing activities                     (113,092)     (82,046)    (68,251)
--------------------------------------------------------------------------------------------
Net (decrease) increase in cash
  and cash equivalents                                     (25,494)       8,862      11,982
Cash and cash equivalents at beginning of year              26,391       17,529       5,547
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $897      $26,391     $17,529
============================================================================================
Supplemental disclosure:
  Unrealized gain (loss) on securities
    available for sale, net                                 $4,731      $11,690    ($24,705)
  Issuance of common stock for First Counties
    Bank acquisition                                                    $19,723



Note 17: Quarterly Financial Information (Unaudited)
--------------------------------------------------------------------------------------------

                                             March 31,    June 30, September 30,December 31,
--------------------------------------------------------------------------------------------
                                                  (In thousands, except per share data and
                                                        price range of common stock)
2001
Interest income                                $70,756     $68,765      $67,643     $65,410
Net interest income                             49,259      50,269       51,778      52,381
Provision for loan losses                          900         900          900         900
Noninterest income                              10,286      10,994       10,590      10,785
Noninterest expense                             25,577      25,626       25,763      25,684
Income before taxes                             33,068      34,737       35,705      36,582
Net income                                      20,424      20,758       21,325      21,772
Basic earnings per share                          0.57        0.59         0.61        0.63
Diluted earnings per share                        0.56        0.58         0.60        0.62
Dividends paid per share                          0.19        0.21         0.21        0.21
Price range, common stock                   33.94-43.0035.83-39.25  33.94-41.40 32.77-40.40
--------------------------------------------------------------------------------------------
2000
Interest income                                $65,046     $66,191      $68,554     $69,725
Net interest income                             43,976      44,098       45,636      47,192
Provision for loan losses                          945         925          905         900
Noninterest income                               9,955      10,467       10,757       9,951
Noninterest expense                             24,421      24,669       25,597      25,511
Income before taxes                             28,565      28,971       29,891      30,732
Net income                                      19,226      19,667       20,145      20,740
Basic earnings per share                          0.52        0.54         0.55        0.57
Diluted earnings per share                        0.52        0.54         0.55        0.56
Dividends paid per share                          0.18        0.18         0.18        0.20
Price range, common stock                   21.00-27.7524.38-30.06  27.00-33.56 30.69-43.75
--------------------------------------------------------------------------------------------

1999
Interest income                                $63,634     $64,009      $64,899     $65,114
Net interest income                             44,684      44,649       45,103      44,764
Provision for loan losses                        1,195       1,195        1,195       1,195
Noninterest income                               9,147       9,640        9,941      11,446
Noninterest expense                             24,973      24,728       24,758      25,674
Income before taxes                             27,663      28,367       29,090      29,341
Net income                                      18,405      18,869       19,288      19,526
Basic earnings per share                          0.47        0.48         0.50        0.52
Diluted earnings per share                        0.46        0.47         0.50        0.51
Dividends paid per share                          0.16        0.16         0.16        0.18
Price range, common stock                   31.63-37.5030.00-37.13  28.94-36.50 26.63-35.13


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Westamerica
Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries ("the Company") as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/KPMG LLP
-----------
KPMG LLP

San Francisco, California
January 22, 2002


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

Management believes that, as of December 31, 2001, the Corporation's internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements and related financial information contained in the annual report. However, there are limits inherent in all systems of internal accounting control and Management recognizes that errors or irregularities may occur. Based on the recognition that the costs of such systems should not exceed the benefits to be derived, Management believes the Company's system provides an appropriate cost/benefit balance.

The system of internal controls is under the general oversight of the Board of Directors acting through its Audit Committee, which is comprised entirely of outside directors. The Audit Committee monitors the effectiveness of and compliance with internal controls through a continuous program of internal audit. This is accomplished through periodic meetings with Management, internal auditors and independent auditors to assure that each is carrying out their responsibilities.

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



David L. Payne
Chairman, President and Chief Executive Officer



Jennifer J. Finger
Senior Vice President and Chief Financial Officer



Dennis R. Hansen
Senior Vice President and Controller

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Not applicable


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors of the registrant required by this Item 10 is incorporated herein by reference from the "Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance" sections on Pages 2,3 and 4 of the Company's Proxy Statement dated March 15, 2002, which has been filed with the Commission pursuant Regulation 14A.

Executive Officers

The executive officers of the Corporation and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

                                                                           Held
Name of Executive                Position                                 Since
-----------------     ------------------------------------         -------------
David L. Payne        Mr. Payne, born in 1955, is the                      1984
                      Chairman of the Board, President and
                      Chief Executive Officer of the
                      Corporation. Mr. Payne is President
                      and Chief Executive Officer of Gibson
                      Printing and Publishing Company and
                      Gibson Radio and Publishing Company
                      which are newspaper, commercial
                      printing and real estate investment
                      companies headquartered in Vallejo,
                      California.

E. Joseph Bowler      Mr. Bowler, born in 1936, is Senior                  1980
                      Vice President and Treasurer for the
                      Corporation.

Robert W. Entwisle    Mr. Entwisle, born in 1947, is Senior                1986
                      Vice President in charge of the
                      Banking Division of Westamerica Bank.

Jennifer J. Finger    Ms. Finger, born in 1954, is Senior                  1997
                      Vice President and Chief Financial
                      Officer for the Corporation. From 1993
                      to 1997, Ms. Finger was Senior Vice
                      President of Corporate Development
                      with Star Banc Corporation in
                      Cincinnati, Ohio.

Dennis R. Hansen      Mr. Hansen, born in 1950, is Senior                  1978
                      Vice President and Controller for the
                      Corporation.

Frank R. Zbacnik      Mr. Zbacnik, born in 1947, is Senior Vice            2001
                      President and Chief Credit
                      Administrator of Westamerica Bank.
                      Mr. Zbacnik joined Westamerica Bank in 1984.

Hans T. Y. Tjian      Mr. Tjian, born in 1939, is Senior                   1989
                      Vice President and manager of the
                      Operations and Systems Administration
                      of Westamerica Bank.



ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the "Executive Compensation" and "Other Arrangements" sections on Pages 10 through 13 of the Company's Proxy Statement dated March 15, 2002, which has been filed with the Commission pursuant to Regulation 14A.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated herein by reference from the "Security Ownership of Certain Beneficial Owners and Management" section on Pages 3 and 4 of the Company's Proxy Statement dated March 15, 2002, which has been filed with the Commission pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference from the "Certain Information About the Board of Directors and Certain Committees of the Board - Indebtedness of Directors and Management" section on Page 3 of the Company's Proxy Statement dated March 15, 2002, which has been filed with the Commission pursuant to Regulation 14A.

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

           2(c)       Agreement and Plan of Reorganization, dated
                      February 25, 2002, among Westamerica Bancorporation, Westamerica Bank and Kerman State Bank, incorporated herein by reference to Exhibit 2 of Registrant's Form 8-K filed with the Securities and Exchange Commission on March 8, 2002.

           3(a) Restated Articles of Incorporation (composite copy), incorporated herein by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

           3(b) By-laws, as amended (composite copy), incorporated herein by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.

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

           10(e)* Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated herein by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.

           11 Computation of Earnings Per Share on common and common equivalent shares and on common shares assuming full dilution.

           21         Subsidiaries of the registrant.

           23(a)      Consent of KPMG LLP

           (27)       Financial Data Schedule



           ----------------------
           * Indicates management contract or compensatory plan or arrangement.

           The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585, and payment to the Company of $.25 per page.

(b) 1.     Report on Form 8-K
           None.

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


Date: February 28, 2002

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                        Title                                          Date
---------                        -----                                          ----

/s/ David L. Payne               Chairman of the Board and Director             February 28, 2002
------------------------------   President and Chief Executive Officer
David L. Payne

/s/ E. Joseph Bowler             Senior Vice President and Treasurer            February 28, 2002
------------------------------
E. Joseph Bowler

/s/ Etta Allen                   Director                                       February 28, 2002
------------------------------
Etta Allen

/s/ Louis E. Bartolini           Director                                       February 28, 2002
------------------------------
Louis E. Bartolini

/s/ Don Emerson                  Director                                       February 28, 2002
------------------------------
Don Emerson

/s/ Louis H. Herwaldt            Director                                       February 28, 2002
------------------------------
Louis H. Herwaldt

/s/ Arthur C. Latno              Director                                       February 28, 2002
------------------------------
Arthur C. Latno

/s/ Patrick D. Lynch             Director                                       February 28, 2002
------------------------------
Patrick D. Lynch

/s/ Catherine Cope MacMillan     Director                                       February 28, 2002
------------------------------
Catherine Cope MacMillan

/s/ Patrick J. Mon Pere          Director                                       February 28, 2002
------------------------------
Patrick J. Mon Pere

/s/ Ronald A. Nelson             Director                                       February 28, 2002
------------------------------
Ronald A. Nelson

/s/ Carl Otto                    Director                                       February 28, 2002
------------------------------
Carl Otto

/s/ Michael J. Ryan, Jr.         Director                                       February 28, 2002
------------------------------
Michael J. Ryan, Jr.

/s/ Edward B. Sylvester          Director                                       February 28, 2002
------------------------------
Edward B. Sylvester

Exhibit 11

WESTAMERICA BANCORPORATION
Computation of Earnings Per Share on Common and
Common Equivalent Shares and on Common Shares
Assuming Full Dilution

----------------------------------------------------------------------------------------
(In thousands, except per share data)             2001        2000         1999
----------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding - basic                    35,213      36,410       38,588

Add exercise of options reduced by the
  number of shares that could have been
  purchased with the proceeds of such
  exercise                                         535         526          606
----------------------------------------------------------------------------------------
Weighted average number of common
  shares outstanding - diluted                  35,748      36,936       39,194
========================================================================================

Net income                                     $84,279     $79,779      $76,088

Basic earnings per share                         $2.39       $2.19        $1.97

Diluted earnings per share                        2.36        2.16         1.94
========================================================================================

Exhibit 21

WESTAMERICA BANCORPORATION
Subsidiaries as of December 31, 2001

                                                                       State of
                                                                   Incorporation
                                                                   -------------
Westamerica Bank                                                     California
Westamerica Mortgage Company - a subsidiary of Westamerica Bank      California
Community Banker Services Corporation                                California
Weststar Mortgage Corporation - a subsidiary of
   Community Banker Services Corporation                             California
The Money Outlet, Inc.                                               California
Westamerica Commercial Credit, Inc.                                  California

Exhibit 23(a)

INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Westamerica Bancorporation:

We consent to incorporation by reference in the registration statement (No. 33-60003) on Form S-8 of Westamerica Bancorporation and subsidiaries of our report dated January 22, 2002, with respect to the consolidated balance sheets of Westamerica Bancorporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of Westamerica Bancorporation.






/s/ KPMG LLP
------------
KPMG LLP


San Francisco, California
March 15, 2002