Form 10-Q
period 2002-03-31
WESTAMERICA BANCORPORATION
filed 2002-05-07
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549




FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2002

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


                                   Yes [ x ]                 No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

     Title  of  Class           Shares outstanding as of April 25, 2002

     Common Stock,                             33,483,652
     No Par Value




                              TABLE OF CONTENTS

                                                                         Page
Forward Looking Statements                                                  1

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                             2

  Financial Summary                                                         6

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                               27

  Item 4 - Submission of Matters to a Vote of Security Holders             27

  Item 6 - Exhibits and Reports on Form 8-K                                27

  Exhibit 11 - Computation of Earnings Per Share                           28





                              FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about
Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a continued slowdown in the national and California economies; (2) increased economic uncertainty created by the recent terrorist attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses;
(9) volatility of rate sensitive deposits; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets.

The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2001, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.


WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                    At March 31,      December 31,
                                                 2002          2001        2001
                                              ------------------------------------
Assets:
  Cash and cash equivalents                     $173,029     $188,704     $179,182
  Money market assets                                534          250          534
  Investment securities available for sale       975,256      890,042      948,970
  Investment securities held to maturity,
    with market values of:
     $218,202 at March 31, 2002                  213,343
     $231,646 at March 31, 2001                               225,057
     $214,866 at December 31, 2001                                         209,169
  Loans, gross                                 2,461,696    2,456,438    2,484,457
  Allowance for loan losses                      (52,147)     (52,644)     (52,086)
                                              ----------   ----------   ----------
    Loans, net of allowance for loan losses    2,409,549    2,403,794    2,432,371
  Other real estate owned                            834        1,866          523
  Premises and equipment, net                     38,893       42,567       39,821
  Interest receivable and other assets           150,856      125,326      117,397
                                              ----------   ----------   ----------
    Total Assets                              $3,962,294   $3,877,606   $3,927,967
                                              ==========   ==========   ==========
Liabilities:
  Deposits:
    Noninterest bearing                       $1,033,063     $954,593   $1,048,458
    Interest bearing:
      Transaction                                540,131      519,957      519,324
      Savings                                    924,731      821,285      863,523
      Time                                       753,199      900,642      803,330
                                              ----------   ----------   ----------
    Total deposits                             3,251,124    3,196,477    3,234,635
  Short-term borrowed funds                      185,326      275,471      271,911
  Federal Home Loan Bank advance                 115,000            0       40,000
  Notes Payable                                   24,607       27,821       27,821
  Liability for interest, taxes and
    other expenses                                78,600       46,919       39,241
                                              -----------  ----------   ----------
    Total Liabilities                          3,654,657    3,546,688    3,613,608
                                              ===========  ==========   ==========
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
       33,831 at March 31, 2002                  211,608
       35,689 at March 31, 2001                               213,358
       34,220 at December 31, 2001                                         209,074
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale                       8,062       12,940       11,900
  Retained earnings                               87,967      104,620       93,385
                                              ----------   ----------   ----------
    Total Shareholders' Equity                   307,637      330,918      314,359
                                              ----------   ----------   ----------
    Total Liabilities and
          Shareholders' Equity                $3,962,294   $3,877,606   $3,927,967
                                              ==========   ==========   ==========


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)


                                                                Three months ended
                                                                    March 31,
                                                                 2002         2001
                                                              ---------------------
Interest Income:
  Loans                                                       $43,966      $50,906
  Money market assets and funds sold                                0            3
  Investment securities available for sale
    Taxable                                                     8,292       10,025
    Tax-exempt                                                  3,852        2,971
  Investment securities held to maturity
    Taxable                                                       970        1,240
    Tax-exempt                                                  1,858        1,992
                                                              -------      -------
    Total interest income                                      58,938       67,137
                                                              -------      -------
Interest Expense:
  Transaction deposits                                            407          892
  Savings deposits                                              2,742        4,462
  Time deposits                                                 4,992       12,112
  Short-term borrowed funds                                     1,026        3,513
  Federal Home Loan Bank advance                                  793            0
  Debt financing and notes payable                                461          518
                                                              -------      -------
    Total interest expense                                     10,421       21,497
                                                              -------      -------
Net Interest Income                                            48,517       45,640
                                                              -------      -------
Provision for loan losses                                         900          900
                                                              -------      -------
Net Interest Income After
  Provision For Loan Losses                                    47,617       44,740
                                                              -------      -------
Noninterest Income:
  Service charges on deposit accounts                           6,002        5,560
  Merchant credit card                                            905          946
  Financial services commissions                                  339          243
  Mortgage banking                                                187          221
  Trust fees                                                      311          292
  Other                                                         2,255        3,024
                                                              -------      -------
  Total Noninterest Income                                      9,999       10,286
                                                              -------      -------
Noninterest Expense:
  Salaries and related benefits                                13,863       13,321
  Occupancy                                                     2,931        2,916
  Equipment                                                     1,434        1,590
  Data processing                                               1,499        1,521
  Professional fees                                               371          453
  Other real estate owned                                          49           43
  Other                                                         5,546        5,732
                                                              -------      -------
  Total Noninterest Expense                                    25,693       25,576
                                                              -------      -------
Income Before Income Taxes                                     31,923       29,450
  Provision for income taxes                                   10,264        9,026
                                                              -------      -------
Net Income                                                    $21,659      $20,424
                                                              =======      =======
Comprehensive Income:
  Change in unrealized gain on
   securities available for sale, net                          (3,838)       5,771
                                                              -------      -------
Comprehensive Income                                          $17,821      $26,195
                                                              =======      =======
Average Shares Outstanding                                     34,071       36,000
Diluted Average Shares Outstanding                             34,634       36,605

Per Share Data:
  Basic Earnings                                                $0.64        $0.57
  Diluted Earnings                                               0.63         0.56
  Dividends Paid                                                 0.22         0.19


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

                                                         Accumulated
                                                            Compre-
                                                Common      hensive     Retained
                                                Stock       Income      Earnings       Total
                                                -----------------------------------------------
Balance, December 31, 2000                      $206,952       $7,169     $123,626     $337,747
  Net income for the period                                                 20,424       20,424
  Stock issued, including
    stock option tax benefits                     12,143                                 12,143
  Purchase and retirement of stock                (5,737)                  (32,539)     (38,276)
  Dividends                                                                 (6,891)      (6,891)
  Unrealized gain on securities available
    for sale, net                                               5,771                     5,771
                                                ---------     -------     ---------    ---------
Balance, March 31, 2001                         $213,358      $12,940     $104,620     $330,918
                                                =========     =======     =========    =========
Balance, December 31, 2001                      $209,074      $11,900      $93,385     $314,359
  Net income for the period                                                 21,659       21,659
  Stock issued, including
    stock option tax benefits                      5,965                                  5,965
  Purchase and retirement of stock                (3,431)                  (19,539)     (22,970)
  Dividends                                                                 (7,538)      (7,538)
  Unrealized loss on securities available
    for sale, net                                              (3,838)                   (3,838)
                                                ---------      -------    ---------    ---------
Balance, March 31, 2002                         $211,608       $8,062      $87,967     $307,637
                                                =========      =======    =========    =========


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                        For the three months
                                                                           ended March 31,
                                                                          2002         2001
                                                                        ------------------------
Operating Activities:
  Net income                                                               $21,659      $20,424
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                             1,138        1,197
    Amortization of intangibles and other assets                               418          854
    Loan loss provision                                                        900          900
    Amortization of deferred net loan fees                                     250           55
    (Increase) decrease in interest income receivable                          (83)       3,034
    Increase in other assets                                               (34,196)      (7,246)
    Increase in income taxes payable                                        10,465        9,094
    Decrease in interest expense payable                                      (168)        (659)
    Increase (decrease) in other liabilities                                33,338       (2,025)
    Write-downs of equipment                                                    68           17
    Originations of loans for resale                                        (3,720)        (880)
    Proceeds from sale of loans originated for resale                        4,446          547
    Net loss on sale of loans originated for resale                             --           12
    Net gain (loss) on sale of property acquired in satisfaction of de          32          (59)
    Write-down on property acquired in satisfaction of debt                     --           47
                                                                          ---------    ---------
Net Cash Provided by Operating Activities                                   34,547       25,312
                                                                          ---------    ---------
Investing Activities:
  Net repayments of loans                                                   20,571       25,387
  Purchases of investment securities available for sale                   (552,980)     (33,566)
  Purchases of investment securities held to maturity                       (4,965)         (98)
  Purchases of property, plant and equipment                                  (640)      (1,601)
  Proceeds from maturity of securities available for sale                  513,876       74,540
  Proceeds from maturity of securities held to maturity                      6,023        3,077
  Proceeds from sale of securities available for sale                          962          217
  Proceeds from sale of property and equipment                                 364           --
  Proceeds from property acquired in satisfaction of debt                       32          287
                                                                          ---------    ---------
Net Cash (Used In) Provided By Investing Activities                        (16,757)      68,243
                                                                          ---------    ---------
Financing Activities:
  Net increase (decrease) in deposits                                       16,489      (40,267)
  Net decrease in short-term borrowings                                    (11,585)    (111,471)
  Repayments of notes payable                                               (3,214)      (3,215)
  Exercise of stock options/issuance of shares                               4,875        8,787
  Repurchases/retirement of stock                                          (22,970)     (38,276)
  Dividends paid                                                            (7,538)      (6,891)
                                                                          ---------    ---------
Net Cash Used In Financing Activities                                      (23,943)    (191,333)
                                                                          ---------    ---------
Net Decrease In Cash and Cash Equivalents                                   (6,153)     (97,778)
                                                                          ---------    ---------
Cash and Cash Equivalents at Beginning of Period                           179,182      286,482
                                                                          ---------    ---------
Cash and Cash Equivalents at End of Period                                $173,029     $188,704
                                                                          =========    =========
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                $375          $77

Supplemental Disclosure of Cash Flow Activity:
  Unrealized (loss) gain on securities available for sale, net             ($3,838)      $5,771
  Interest paid for the period                                              10,252       22,062
  Income tax payments for the period                                            --           --
  Income tax benefit from stock option exercises                             1,085        3,356


                                  WESTAMERICA BANCORPORATION
                                      Financial Summary
                        (dollars in thousands, except per share amounts)


                                                             Three months ended
                                                                  March 31,
                                                               2002         2001
                                                        ----------------------------

    Net Interest Income                                       $48,517      $45,640
    Provision for Loan Losses                                    (900)        (900)
    Noninterest Income                                          9,999       10,286
    Noninterest Expense                                       (25,693)     (25,576)
    Provision for income taxes                                (10,264)      (9,026)
                                                              -------      -------
    Net Income                                                $21,659      $20,424
                                                              =======      =======

    Average Shares Outstanding                                 34,071       36,000
    Diluted Average Shares Outstanding                         34,634       36,605
    Shares Outstanding at Period End                           33,831       35,689

    Basic Earnings Per Share                                    $0.64        $0.57
    Diluted Earnings Per Share                                   0.63         0.56

    Average Balances:
      Total Assets                                         $3,911,060   $3,872,584
      Earning Assets                                        3,631,344    3,572,761
      Total Loans                                           2,470,989    2,457,755
      Total Deposits                                        3,206,717    3,175,414
      Shareholders' Equity                                    301,014      320,105

    Financial Ratios for the Period:
      Return On Assets                                           2.25%        2.14%
      Return On Equity                                          29.18%       25.88%
      Net Interest Margin                                        5.86%        5.56%
      Net Loan Losses to Average Loans                           0.14%        0.09%
      Efficiency Ratio                                           41.0%        43.0%

    Balances at Period End:
      Total Assets                                         $3,962,294   $3,877,606
      Earning Assets                                        3,599,216    3,519,402
      Total Loans                                           2,461,696    2,456,438
      Total Deposits                                        3,251,124    3,196,477
      Shareholders' Equity                                    307,637      330,918

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                         2.12%        2.14%
      Book Value Per Share                                      $9.09        $9.27
      Equity to Assets                                           7.76%        8.53%
      Total Capital to Risk Assets                              10.67%       11.39%

    Dividends Paid Per Share                                    $0.22        $0.19
    Dividend Payout Ratio                                          35%          34%


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westamerica Bancorporation and subsidiaries (the "Company") reported first quarter 2002 net income of $21.7 million or $.63 diluted earnings per share. These results compare to net income of $20.4 million or $.56 diluted earnings per share and $21.8 million or $.62 diluted earnings per share, respectively, for the first and fourth quarters of 2001.

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

                                                            For the three months ended
                                                                March 31,     December 31,
                                                            2002         2001         2001
                                                       -------------------------------------
Net interest income (FTE)                                 $52,712      $49,259      $52,381
Provision for loan losses                                    (900)        (900)        (900)
Noninterest income                                          9,999       10,286       10,785
Noninterest expense                                       (25,693)     (25,576)     (25,685)
Provision for income taxes (FTE)                          (14,459)     (12,645)     (14,810)
                                                          --------     --------     --------
Net income                                                $21,659      $20,424      $21,771
                                                          ========     ========     ========

Average total assets                                   $3,911,060   $3,872,584   $3,884,291

Net income (annualized) to average total assets              2.25%        2.14%        2.22%

Net income for the first quarter of 2002 was $1.2 million (6%) over the same quarter of 2001. The increase was primarily from net interest income (FTE) (up $3.5 million or 7%), the net result of a 30 basis point (bp) improvement in net margin, and to a lesser extent, growth of average earning assets
(up $59 million). Noninterest income decreased $287 thousand (3%), partially offsetting the net interest improvement. The resulting net revenue was slightly reduced by an increase in noninterest expenses, which were $117 thousand above the year-ago quarter. The provision for income taxes (FTE) increased $1.8 million (14%), in-line with the increase in pretax income.

Comparing the first three months of 2002 to the prior quarter, net income decreased $112 thousand (0.5%). Improved net interest income (up $331 thousand or 0.6%) was attributable to a higher margin (up 7 bp) and, to a lesser extent, higher average earning assets (up $27 million). This increase was partially offset by lower noninterest income (down $786 thousand). Noninterest expense remained essentially unchanged between the two quarters. The FTE provision for income taxes was down $351 thousand from the fourth quarter of 2001.



Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                                            For the three months ended
                                                                March 31       December 31,
                                                            2002         2001          2001
                                                       -------------------------------------
Interest income                                           $58,938      $67,137      $61,280
Interest expense                                          (10,421)     (21,497)     (13,029)
FTE adjustment                                              4,195        3,619        4,130
                                                          --------     --------     --------
  Net interest income (FTE)                               $52,712      $49,259      $52,381
                                                          ========     ========     ========

Average earning assets                                 $3,631,344   $3,572,761   $3,604,579

Net interest margin (FTE)                                    5.86%        5.56%        5.79%

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) during the first quarter of 2002 increased $3.5 million (7%) from the same period in 2001 to $52.7 million. Approximately one-half of the increase was due to the growth of average earning assets (up $59 million), with the remainder due to a higher interest margin. The increase in the net interest margin was the net effect of a 98 bp drop in the asset yield, which was more than offset by a 128 bp drop in the cost of funds.

Comparing the first quarter of 2002 with the previous quarter, net interest income (FTE) increased $331 thousand (0.6%), primarily due to a higher interest margin, partially offset by increases in average balances of funds purchased and Federal Home Loan Bank advances. The margin expansion was the result of a 20 bp decrease in asset yields, which was more than offset by a 27 bp lower cost of funds.

Interest and Fee Income

Interest & fee income (FTE) for the first quarter of 2002 decreased $7.6 million (11%) from the same period in 2001. The decrease was caused by lower yields, partially offset by the positive effect of growth of average earning assets.

The average yield on the Company's earning assets decreased from 8.00% in the first quarter of 2001 to 7.02% in the 2002 period (down 98 bp). This decrease in yields was reflective of general interest markets during much of 2001 and into 2002. This was particularly evident in variable-rate categories of loans such as commercial (261 bp decline in yield), construction (392 bp decline) and personal lines of credit (392 bp decline). Except for direct consumer loans
(up 11 bp), other categories of loans with longer maturities and/or fixed rates of interest also declined, but by a relatively lesser degree. These include commercial real estate loans (42 bp decrease), residential real estate loans (45 bp decrease) and indirect consumer loans (down 52 bp). The net result was that the yield on the loan portfolio declined 114 bp to 7.38%.

The investment portfolio yield decreased 52 bp to 6.18%, which was mostly caused by declines in participation certificates (down 132 bp), other securities (down 135 bp) and U.S. Agency (down 56 bp).

Average earning assets grew $59 million, despite reductions in residential real estate loans (down $20 million or 6%), direct consumer loans (down $19 million or 30%), and personal credit lines (down $6 million or 8%). Much of this contraction was replaced with growth in the commercial real estate and indirect consumer loan portfolios, which increased by $25 million (3%) and $23 million (6%), respectively. All other categories of loans increased by $10 million.

Additionally, the investment portfolio increased: municipal securities (up $51 million or 13%), US Agency obligations (up $12 million or 7%), and other securities (up $35 million or 13%). Partially offsetting this growth were declines in US Treasury securities (down $45 million or 24%) and participation certificates (down $8 million or 11%).

Comparing the first quarter of 2002 to the previous quarter, interest & fee income (FTE) fell $2.3 million (4%). Like the first quarter comparison, the decrease resulted from declining yields, partially offset by a higher volume of the investment portfolio.

The average yield on earning assets for the first three months of 2002 was 7.02% compared to 7.22% in the fourth quarter of 2001. Loan yields, especially those more sensitive to market rates, declined 16 bp: the yield on commercial loans was down 47 bp, construction yields declined 66 bp, personal lines of credit fell 58bp and indirect consumer loans were down 20 bp.

The investment portfolio yield decreased 24 bp: the U.S. Treasury securities yield declined 29 bp, other securities declined 68 bp, and participation certificates were were lower by 11 bp. Partially offsetting this decline was an increase in municipal securities (up 7 bp).

The positive volume component of the change was caused by a $27 million (0.7%) increase in average earning assets, including higher US Agency obligations (up $13 million or 7%) and other securities (up $31 million or 11%), partially offset by a decrease in US Treasury securities (down $9 million or 6%).
Total investments increased by $37 million (3%). A reduction in the loan portfolio of $10 million (0.4%) offset the investment expansion.

Interest Expense

Interest expense decreased $11 million (52%) in the first three months of 2002 compared to the year-ago period. The decrease was the combined effect of a more favorable mix of interest-bearing liabilities and a drop in the average rate paid. More expensive time deposits (down $110 million) were replaced with less expensive transaction accounts (up $88 million). A portion of short-term funds (down $53 million) were refinanced with Federal Home Loan Bank borrowing
(up $86 million), with an average maturity of three years.

The average rate paid on interest-bearing liabilities decreased from 3.41% in the first quarter of 2001 to 1.65% in 2002. Rates paid on those liabilities that move with general market conditions declined accordingly: the average rate on Fed Funds dropped 391 bp and the rate paid on repurchase agreements declined
338 bp. Rates on deposits declined as well, including those CDs over $100 thousand, which declined 323 bp, and on high-yield Money Market accounts, which were lowered an average of 283 bp.

Comparing the first quarter of 2002 to the previous quarter, interest expense decreased $2.6 million (20%) in 2002 from 2001, again due to a more favorable mix of interest-bearing liabilities and lower rates paid.

Rates paid averaged 1.65% during the first three months of 2002 compared to 2.05% in the fourth quarter of 2001. The most significant decline was on short-term funds, which decreased from 2.23% to 1.62%. Rates on all deposit categories decreased as well, with the average rate paid on all interest-bearing deposits dropping from 1.95% to 1.51%.

Interest-bearing liabilities grew $38 million (1.5%) over the fourth quarter of 2001: increases in short-term funds (up $19 million or 8%) and Federal Home Loan Bank borrowing (up $62 million or 253%) were partially offset by a $45 million (5%) decline in time deposits.

In all periods, the Company has attempted to continue to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the effect of adverse cyclical quarterly trends.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for for the periods indicated:

                                                              For the three months ended
                                                                 March 31,     December 31,
                                                             2002         2001         2001
                                                           ---------------------------------
Yield on earning assets                                      7.02%        8.00%        7.22%
Rate paid on interest-bearing
  liabilities                                                1.65%        3.41%        2.05%
                                                             -----        -----        -----
  Net interest spread                                        5.37%        4.59%        5.17%

Impact of all other net
  noninterest bearing funds                                  0.49%        0.97%        0.62%
                                                             -----        -----        -----
    Net interest margin                                      5.86%        5.56%        5.79%
                                                             =====        =====        =====

During the first quarter of 2002, the Company's rapid reaction to declining market rates resulted in a substantial increase in the net interest margin.
The margin decreased 30 basis points compared to the first quarter of 2001.
The unfavorable impact of lower rates earned on loans and the investment portfolio, triggered by market trends, was more than offset by managed decreases in rates paid on deposits and short-term funds. The result was a 73 bp increase in the net interest spread. Partially offsetting the increase in spread was the lower value of noninterest bearing funding sources. While the average balance of these sources increased $30 million (2%), their value decreased
48 bp because of the lower market rates of interest at which they could be invested.

The net interest margin increased 7 bp when compared to the fourth quarter of 2001. Earning asset yields decreased 20 bp, while the cost of interest-bearing liabilities was managed down. The interest spread increased 20 bp as a result. Noninterest bearing funding sources decreased $11 million (0.7%) and because of lower market rates of interest their value decreased by 13 bp.




Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amount of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on non-accrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income on them which is exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

                                                          For the three months ended
                                                                 March 31, 2002
                                                                    Interest       Rates
                                                        Average      Income/      Earned/
                                                        Balance      Expense       Paid
                                                       -------------------------------------
Assets:
Money market assets and funds sold                           $819           $0         0.00%
Investment securities:
  Available for sale
    Taxable                                               642,469        8,292         5.23%
    Tax-exempt                                            308,603        5,835         7.56%
  Held to maturity
    Taxable                                                67,431          970         5.83%
    Tax-exempt                                            141,033        2,816         7.99%
Loans:
  Commercial:
    Taxable                                               397,012        6,026         6.16%
    Tax-exempt                                            193,197        3,695         7.76%
  Commercial real estate                                  985,025       19,570         8.06%
  Real estate construction                                 70,724        1,302         7.47%
  Real estate residential                                 335,933        5,573         6.64%
  Consumer                                                489,098        9,054         7.51%
                                                       ----------      -------
    Total loans                                         2,470,989       45,220         7.42%
                                                       ----------      -------
    Total earning assets                                3,631,344       63,133         7.02%
Other assets                                              279,716
                                                       ----------
    Total assets                                       $3,911,060
                                                       ==========
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                           $1,013,418          $--           --
  Savings and interest-bearing
    transaction                                         1,414,010        3,149         0.90%
  Time less than $100,000                                 350,383        2,395         2.77%
  Time $100,000 or more                                   428,906        2,597         2.46%
                                                       ----------      -------
     Total interest-bearing deposits                    2,193,299        8,141         1.51%
Short-term borrowed funds                                 255,552        1,026         1.63%
Federal Home Loan Bank advances                            86,183          793         3.68%
Debt financing and notes payable                           25,678          461         7.28%
                                                       ----------      --------
    Total interest-bearing liabilities                  2,560,712       10,421         1.65%

Other liabilities                                          35,916
Shareholders' equity                                      301,014
                                                       ----------
    Total liabilities and shareholders' equity         $3,911,060
                                                       ==========
Net interest spread (1)                                                                5.37%

Net interest income and interest margin (2)                            $52,712         5.86%
                                                                       =======         =====


                                                          For the three months ended
                                                                 March 31, 2001
                                                                    Interest       Rates
                                                        Average      Income/      Earned/
                                                        Balance      Expense       Paid
                                                       -------------------------------------
Assets:
Money market assets and funds sold                           $553           $3         2.17%
Investment securities:
  Available for sale
    Taxable                                               657,753       10,025         6.18%
    Tax-exempt                                            230,126        4,420         7.68%
  Held to maturity
    Taxable                                                76,586        1,240         6.57%
    Tax-exempt                                            149,988        2,962         7.90%
Loans:
  Commercial:
    Taxable                                               396,657        9,793        10.01%
    Tax-exempt                                            190,485        3,656         7.78%
  Commercial real estate                                  960,294       20,004         8.42%
  Real estate construction                                 63,356        1,753        11.10%
  Real estate residential                                 355,835        6,307         7.11%
  Consumer                                                491,128       10,593         8.65%
                                                       ----------      -------
    Total loans                                         2,457,755       52,106         8.55%
                                                       ----------      -------
    Total earning assets                                3,572,761       70,756         8.02%
Other assets                                              299,823
                                                       ----------
    Total assets                                       $3,872,584
                                                       ==========
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                              960,184          $--           --
  Savings and interest-bearing
    transaction                                         1,325,526        5,354         1.62%
  Time less than $100,000                                 398,172        5,143         5.17%
  Time $100,000 or more                                   491,532        6,969         5.69%
                                                       ----------      -------
    Total interest-bearing deposits                     2,215,230       17,466         3.16%
Short-term borrowed funds                                 308,294        3,513         4.57%
Federal Home Loan Bank advances                                 0            0            0
Debt financing and notes payable                           28,893          518         7.19%
                                                       ----------      -------
     Total interest-bearing liabilities                 2,552,417       21,497         3.41%
Other liabilities                                          39,878
Shareholders' equity                                      320,105
                                                       ----------
    Total liabilities and shareholders' equity         $3,872,584
                                                       ==========
Net interest spread (1)                                                                4.60%

Net interest income and interest margin (2)                            $49,259         5.56%
                                                                       =======         =====


                                                          For the three months ended
                                                                December 31, 2001
                                                                    Interest       Rates
                                                        Average      income/      earned/
                                                        Balance      expense       paid
                                                      --------------------------------------
Assets:
Money market assets and funds sold                           $474           $1         0.84%
Investment securities:
  Available for sale
    Taxable                                               608,707        8,528         5.56%
    Tax-exempt                                            302,678        5,767         7.62%
  Held to maturity
    Taxable                                                71,041        1,007         5.62%
    Tax-exempt                                            140,795        2,772         7.88%
Loans:
  Commercial:
    Taxable                                               392,827        6,766         6.83%
    Tax-exempt                                            188,997        3,702         7.77%
  Commercial real estate                                  981,917       19,764         7.98%
  Real estate construction                                 72,536        1,464         8.01%
  Real estate residential                                 357,373        6,011         6.73%
  Consumer                                                487,235        9,628         7.84%
                                                       ----------      -------
    Total loans                                         2,480,885       47,335         7.57%
                                                       ----------      -------
    Total earning assets                                3,604,580       65,410         7.22%
Other assets                                              279,711
                                                       ----------
    Total assets                                       $3,884,291
                                                       ==========
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                           $1,025,804          $--           --
  Savings and interest-bearing
    transaction                                         1,410,218        4,419         1.24%
  Time less than $100,000                                 371,515        3,187         3.40%
  Time $100,000 or more                                   452,445        3,367         2.95%
                                                       ----------      -------
    Total interest-bearing deposits                     2,234,178       10,973         1.95%
Short-term borrowed funds                                 236,678        1,334         2.24%
Federal Home Loan Bank advances                            24,435          223         3.62%
Debt financing and notes payable                           27,821          499         7.12%
                                                       ----------      -------
     Total interest-bearing liabilities                 2,523,112       13,029         2.05%
Other liabilities                                          33,622
Shareholders' equity                                      301,753
                                                       ----------
    Total liabilities and shareholders' equity         $3,884,291
                                                       ==========
Net interest spread (1)                                                                5.17%

Net interest income and interest margin (2)                            $52,381         5.79%
                                                                       =======         =====

(1) Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.


Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid

The following tables set forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (dollars in thousands).

                                                            Three months ended March 31, 2002
                                                            compared with three months
                                                            ended March 31, 2001

                                                            Volume       Rate         Total
                                                           ---------------------------------
Interest and fee income:
Money market assets and funds sold                             $3          ($6)         ($3)
Investment securities:
  Available for sale
    Taxable                                                  (228)      (1,505)      (1,733)
    Tax-exempt                                              1,484          (69)       1,415
  Held to maturity
    Taxable                                                  (141)        (129)        (270)
    Tax-exempt                                               (178)          32         (146)
Loans:
  Commercial:
    Taxable                                                     9       (3,776)      (3,767)
    Tax-exempt                                                 52          (13)          39
  Commercial real estate                                      546         (980)        (434)
  Real estate construction                                    238         (689)        (451)
  Real estate residential                                    (347)        (387)        (734)
  Consumer                                                   (122)      (1,416)      (1,538)
                                                           -------      -------      -------
    Total loans                                               376       (7,261)      (6,885)
                                                           -------      -------      -------
    Total earning assets                                    1,315       (8,937)      (7,622)
                                                           -------      -------      -------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                               491       (2,696)      (2,205)
  Time less than $100,000                                    (535)      (2,213)      (2,748)
  Time $100,000 or more                                      (682)      (3,690)      (4,372)
                                                           -------      -------      -------
     Total interest-bearing deposits                         (726)      (8,599)      (9,325)
                                                           -------      -------      -------
Short-term borrowed funds                                    (537)      (1,949)      (2,486)
Federal Home Loan Bank advances                               792            1          793
Debt financing and notes payable                              (58)           1          (57)
                                                           -------     --------     --------
    Total interest-bearing liabilities                       (529)     (10,546)     (11,075)
                                                           -------     --------     --------
Increase in Net Interest Income                            $1,844       $1,609       $3,453
                                                           =======     ========     ========


                                                           Three months ended March 31, 2002
                                                           compared with three months
                                                           ended December 31, 2001

                                                           Volume        Rate        Total
                                                         -----------------------------------
Interest and fee income:
Money market assets and funds sold                            ($1)          $0          ($1)
Investment securities:
  Available for sale
    Taxable                                                   283         (519)        (236)
    Tax-exempt                                                111          (43)          68
  Held to maturity
    Taxable                                                   (41)           4          (37)
    Tax-exempt                                                  5           39           44
Loans:
  Commercial:
    Taxable                                                   (63)        (677)        (740)
    Tax-exempt                                                  8          (15)          (7)
  Commercial real estate                                       74         (268)        (194)
  Real estate construction                                    (34)        (128)        (162)
  Real estate residential                                    (362)         (76)        (438)
  Consumer                                                     17         (591)        (574)
                                                           -------      -------      -------
    Total loans                                              (360)      (1,755)      (2,115)
                                                           -------      -------      -------
    Total earning assets                                       (3)      (2,274)      (2,277)
                                                           -------      -------      -------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                (1)      (1,269)      (1,270)
  Time less than $100,000                                    (153)        (639)        (792)
  Time $100,000 or more                                      (167)        (603)        (770)
                                                           -------      -------      -------
     Total interest-bearing deposits                         (321)      (2,511)      (2,832)
                                                           -------      -------      -------
Short-term borrowed funds                                      80         (388)        (308)
Federal Home Loan Bank advances                               586          (16)         570
Debt financing and notes payable                              (38)           0          (38)
                                                           -------      -------      -------
    Total interest-bearing liabilities                        307       (2,915)      (2,608)
                                                           -------      -------      -------
Increase (Decrease) in Net Interest Income                  ($310)        $641         $331
                                                           =======      =======      =======

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $900 thousand for loan losses in the first quarter of 2002, unchanged from the first and the fourth quarters of 2001.

For further information regarding net credit losses and the allowance for loan losses, see the "Classified Assets" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands):

                                                                   Three months ended
                                                                 March 31,     December 31,
                                                             2002        2001         2001
                                                          ----------------------------------
Service charges on deposit accounts                        $6,002       $5,560       $5,841
Merchant credit card fees                                     905          946          961
ATM fees and interchange                                      517          493          582
Financial services commissions                                339          243          381
Debit card fees                                               406          312          440
Mortgage banking income                                       187          221          198
Official check sales income                                   157          350          200
Trust fees                                                    311          292          215
Gains on sale of foreclosed property                            0           59            1
Other noninterest income                                    1,175        1,810        1,966
                                                           ------      -------      -------
  Total                                                    $9,999      $10,286      $10,785
                                                           ======      =======      =======

Noninterest income for the first quarter of 2002 decreased $287 thousand (3%) from the same period in 2001. Service charges on deposit accounts, specifically in the area of deficit fees charged on analyzed accounts, increased $442 thousand (8%). Deficit fees are service charges collected from business customers that typically pay for such services with compensating balances.
In the current period of low interest rates, the earnings value of the balances has decreased resulting in more customers being required to pay for services with explicit fees. Offsetting the increase in deficit fees were declines in DDA activity (down $284 thousand or 17%) as well as overdraft and returned item charges (down $116 thousand or 5%).

Increases in ATM fees and debit card fees also contributed to noninterest income. ATM fees increased $24 thousand (5%) due to increased Bank customer use of other banks' machines and non-Bank customers accessing their accounts through Westamerica Bank ATM's. In the current quarter, fees earned from check card use totaled $406 thousand, up $94 thousand (30%) over a year ago.

The amount of financial services commissions was $96 thousand (40%) higher in the first quarter of 2002 compared to 2001 primarily due to higher sales volume of fixed annuities. Official check sales income declined $193 thousand (55%) mainly because declining earnings credit rates depressed sales income despite sales volume growth.

Comparing the first quarter of 2002 to the previous quarter, noninterest income decreased $786 thousand (7%). The largest positive contributor was service charges on deposit accounts, which increased $161 thousand (3%). As discussed above, the primary reason for the increase is the current low interest rate environment: lower earnings credits are given on compensating balances so that customers are assessed hard-dollar fees for services. Also included in this category are overdraft and returned item charges, which declined $111 thousand (5%).

The other positive factor was a $96 thousand (45%) increase in Trust fees with $52 thousand court fees received and intensified marketing. The above increases were not sufficient to offset decreases in other categories.

Merchant credit card fees fell $56 thousand (6%) primarily due to seasonally high sales in the fourth quarter. ATM fees and debit card fees fell $65 thousand (11%) and $34 thousand (8%), respectively, mainly due to seasonally high transaction volume in the fourth quarter.

Financial services commissions declined $42 thousand (11%) primarily because of an $80 thousand decrease in fixed annuities sales, partially offset by a $26 thousand increase in variable annuities sales.

Official check sales income also fell $43 thousand (21%) due to lower earning credit rates. Other noninterest income fell $791 thousand (40%) as the previous quarter included $331 thousand excess proceeds received on a charged-off loan.






Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                                                  Three months ended
                                                                March 31,     December 31,
                                                            2002         2001         2001
                                                          ---------------------------------
Salaries and incentives                                   $10,948      $10,220      $10,568
Employee benefits                                           2,941        3,130        2,305
Occupancy                                                   2,931        2,916        3,043
Equipment                                                   1,434        1,590        1,583
Data processing services                                    1,499        1,521        1,456
Courier service                                               889          927          898
Telephone                                                     409          494          444
Postage                                                       405          502          393
Professional fees                                             371          453          403
Merchant credit card                                          340          361          342
Stationery and supplies                                       345          362          381
Advertising/public relations                                  289          359          374
Employee recruiting                                           110          100           94
Loan expense                                                  333          226          284
Operational losses                                            231          163          296
Deposit expense                                               138          159          181
Foreclosed property expense                                    49           43            7
Amortization of deposit intangibles                           201          365          261
Amortization of goodwill                                        0          288          297
Other noninterest expense                                   1,830        1,397        2,075
                                                          -------      -------      -------
Total                                                     $25,693      $25,576      $25,685
                                                          =======      =======      =======

Average full time equivalent staff                          1,081        1,083        1,083

Noninterest expense to revenues (FTE)                       40.97%       42.95%       40.66%

Noninterest expense increased $117 thousand (0.4%) in the first quarter of 2002 compared to the same period in 2001. The largest category of increase was salaries and incentives, which were up $728 thousand (7%). A major portion of the increase is attributable to a $694 thousand increase in incentive compensation expense.

Other major increases are found in loan expense (up $107 thousand or 47%), operational losses (up $68 thousand or 42%) and other noninterest expense (up $434 thousand or 31%). Loan expense went up primarily due to a $26 thousand increase in the cost of obtaining credit reports and a $35 thousand increase in collateral repossession expense. Operational losses rose largely because the first quarter of 2001 benefited from $40 thousand of recoveries.

Other noninterest expense rose mainly due to a $69 thousand (46%) increase in sales contest expense, a $100 thousand provision for unusual losses and a $143 thousand (126%) increase in staff relations expense.

Largely offsetting these increases, employee benefits expense declined $189 thousand (6%) primarily due to a $288 thousand decrease in payroll taxes and a $43 thousand decline in workers compensation costs.

Other categories of decline were a $156 thousand (10%) decrease in equipment primarily due to lower depreciation costs including the effect from sale of branches in the fourth quarter of 2001 and an $85 thousand (17%) decline in telephone expense. In addition, postage expense decreased $97 thousand (19%) due to special mailings in 2001, professional fees were down $82 thousand (18%) primarily because 2001 included legal fees in connection with loan collection efforts, and advertising/public relations fell $70 thousand (19%) primarily due to a decrease in promotional advertising. Last, the amortization of deposit intangibles declined $164 thousand (44%) primarily due to the expiration of the purchase premium incurred in connection with a 1993 acquisition and amortization of goodwill fell because of implementation of FASB No.141 and 142. Goodwill will no longer be amortized but be periodically evaluated for impairment.


Comparing the first three months of 2002 with the fourth quarter of 2001, noninterest expense stayed essentially flat. Salaries and incentives rose $380 thousand (4%) primarily due to salary increases for existing employees and higher expenses recorded in connection with incentive and bonus programs. Benefits rose $636 thousand (28%) primarily due to an increase in the accrual for restricted performance shares, $109 thousand higher tax payments in the first quarter and a $43 thousand increase in group insurance.

Other expenses which increased are a $43 thousand (3%) increase in data processing and a $49 thousand (17%) increase in loan expense. Foreclosed property expense rose $42 thousand (600%) primarily due to a $32 thousand writedown.

Offsetting these increases were declines in occupancy (down $112 thousand or 4%) largely due to $165 thousand lower utility expense, equipment (down $149 thousand or 9%) mainly due to a $66 thousand lower depreciation expense and $67 thousand equipment writeoff of certain assets in the fourth quarter. Advertising/public relations fell $85 thousand (23%) primarily due to a $51 thousand drop in promotional advertising and a $20 thousand decrease in public relations. Operational losses declined $65 thousand (22%) mainly due to a $71 thousand decrease in sundry losses. Amortization of deposit intangibles and goodwill fell $62 thousand and $297 thousand for the same reason with the year-to-year comparison. Other noninterest declined $243 thousand primarily because the fourth quarter included $550 thousand provision for unusual losses.


Provision for Income Tax

During the first quarter of 2002, the Company recorded income tax expense of $10.2 million, $1.2 million (14%) higher than the first quarter of 2001.
The current quarter provision represents an effective tax rate of 32.2 percent, compared to 30.6 percent and 32.9 percent for the first and fourth quarters of 2001.

The provision for income taxes for all periods is primarily attributable to the respective levels of earnings and deductions from tax-exempt loans and state and municipal securities, which increased $681 thousand in the first quarter of 2002 over the same period last year and $91 thousand over the fourth quarter of 2001.


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



The following is a summary of classified assets on the dates indicated (dollars in thousands):

                                                                        At
                                                  At March 31,      December 31,
                                                2002       2001        2001
                                             -----------------------------------
Classified loans                             $26,687      $33,365      $22,284
Other classified assets                          834        1,866          523
                                             -------      -------      -------
Total classified assets                      $27,521      $35,231      $22,807
                                             =======      =======      =======
Allowance for loan losses /
 classified loans                                195%         158%         234%

Classified loans at March 31, 2002, decreased $6.7 million (20%) from a year ago, primarily reflecting the effectiveness of the Company's high underwriting standards and active workout policies. Other classified assets decreased $1.0 million (55%) from March 31, 2001, due to sales and write-downs of foreclosed properties, partially offset by new foreclosures on loans with real estate collateral. There was a $4.4 million increase (20%) in classified loans from December 31, 2001 mainly due to new downgrades, partially offset by payoffs.


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

The following is a summary of nonperforming assets on the dates indicated (dollars in thousands):

                                                                        At
                                               At March 31,         December 31,
                                               2002         2001         2001
                                            ------------------------------------
Performing nonaccrual loans                   $3,195       $2,861       $3,055
Nonperforming, nonaccrual loans                4,395        4,204        5,058
                                              ------       ------       ------
   Total nonaccrual loans                      7,590        7,065        8,113

Loans 90 days past due and
  still accruing                                 252          409          550
                                              ------       ------       ------
  Total nonperforming loans                    7,842        7,474        8,663

Other real estate owned                          834        1,866          523
                                              -------      -------      -------
 Total nonperforming assets                   $8,676       $9,340       $9,186
                                              =======      =======      =======
Allowance for loan losses /
  nonperforming loans                            665%         704%         601%

Performing nonaccrual loans at March 31, 2002 increased $334 thousand (12%) and $140 thousand (5%) from a year ago and from year-end, 2001, respectively. The change resulted from new loans placed on nonaccrual, offset by charge-offs, payoffs and loans being returned to accrual status.

Nonperforming nonaccrual loans at March 31, 2002 increased $191 thousand (5%) from the previous year, the net result of loans being added to nonaccrual, partially offset by others being returned to full-accrual status or being paid off. The $663 thousand (13%) decrease from December 31, 2001 was primarily due to the foreclosure on one loan and subsequent transfer to other real estate owned.

Other real estate owned at March 31, 2002 was $1.0 million (55%) lower than the previous year, primarily resulting from the sale of three large properties with a total carrying value of $1.2 million. Comparing to the 2001 year-end, a $311 thousand increase in other real estate owned is primarily due to an addition of a property valued at $343 thousand.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2002, if all such loans had been current in accordance with their original terms, was $133 thousand, compared to $179 thousand and $157 thousand, respectively, for the first and fourth quarters of 2001.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2002, totaled $110 thousand, compared to $336 thousand and $45 thousand, respectively, for the first and fourth quarters of 2001. These cash payments represent annualized yields of 9.39 percent for first three months of 2002 compared to 18.75 percent and 10.25 percent, respectively, for the first and the fourth quarter of 2001.

Total cash payments received, including those recorded in prior years, which were applied against the book balance of nonaccrual loans outstanding at March 31, 2002, totaled approximately $188 thousand.

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


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $52.1 million allowance for loan losses, which constituted 2.12 percent of total loans at March 31, 2002, to be adequate as an allowance against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.


The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                                                 Three months ended
                                                            March 31,          December 31,
                                                         2002         2001         2001
                                                         ----------------------------------
Balance, beginning of period                              $52,086      $52,279      $52,461

Loan loss provision                                           900          900          900

Loans charged off                                          (1,645)      (1,607)      (1,952)
Recoveries of previously
   charged off loans                                          806        1,072          677
                                                          --------     --------     --------
  Net credit losses                                          (839)        (535)      (1,275)
                                                          --------     --------     --------
Balance, end of period                                    $52,147      $52,644      $52,086
                                                          ========     ========     ========
Allowance for loan losses /
 loans outstanding                                           2.12%        2.14%        2.10%




Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 100 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March 31, 2002 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At March 31, 2002 and 2001, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 2001 Form 10-K substantially conform with accounting policy requirements, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At March 31, 2002, there were no substantial changes in the information on market risk that was disclosed in the Company's Form 10-Ks since 1997.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At March 31, 2002, investment securities available for sale totaled $975 million, representing an increase of $26 million from December 31, 2001.
In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 2002 and 2001 generated substantial cash flows which are included in the totals provided from operations of $35 million and $25 million, respectively.

The Company had net cash outflows in its investing activities during the 2002 period. Purchases net of sales & maturities of investment securities were $38 million during the first three months of 2002, which was partially offset by net repayments of loans of $21 million, resulting in net cash used of $17 million.

In the quarter ended March 31, 2001, investing activities provided a major source of cash. Less than 50% of proceeds from maturing investment securities of $79 million were reinvested for a net increase of cash of $44 million. Another primary source of cash was $25 million from loan repayments.

Financing activities used cash during both three-month periods ended March 31. In 2002, the effect of the Company's stock repurchase programs and dividends paid to shareholders were $23 million and $8 million, respectively. These cash outflows, added to a $12 million reduction in short-term borrowed funds, partially offset by a $16 million increase in deposits, are included in the net cash used in financing activities during the first three months of 2002 of $24 million.

This compares to the first three months of 2001, when the cash used in financing activities totaled $191 million. This amount includes cash outflows related to the Company's stock repurchase programs and dividends paid to shareholders of $38 million and $7 million, respectively, plus a $111 million reduction in short-term debt and a $40 million decrease in deposits.

The Company anticipates increasing its cash level from operations through 2002 through increased profitability and retained earnings. For the same period, it is anticipated that deposit balances will increase. Growth in loan balances, particularly in the commercial and real estate categories, is expected to follow the anticipated growth in deposit balances.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company quarterly repurchases approximately 250 thousand of its shares of Common Stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition to these systematic repurchases, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased an additional 308 thousand shares in the first quarter of 2002, 741 thousand shares in the first quarter of 2001, and 258 thousand shares in the fourth quarter of 2001.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $308 million at March 31, 2002. This amount, which is reflective of the effect of common stock repurchases and dividends paid to shareholders partially offset by the generation of earnings and proceeds from the issuance of stock, represents a decrease of $23 million or 7 percent from a year ago, and a decrease of $7 million, or 2 percent, from December 31, 2001. As a consequence of the decrease in shareholders' equity, the Company's ratio of equity to total assets decreased to 7.76 percent at March 31, 2002, from 8.53 percent a year ago. The equity to assets ratio was 8.00 percent on December 31, 2001.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                                                      At        Minimum
                                                  At March 31,    December 31,  Regulatory
                                                2002         2001         2001  Requirement
                                               ---------------------------------------------
Tier I Capital                                  9.33%        9.97%        9.29%        4.00%
Total Capital                                  10.67%       11.39%       10.63%        8.00%
Leverage ratio                                  7.18%        7.76%        7.30%        4.00%

The risk-based capital ratios decreased at March 31, 2002, compared to the prior year primarily due to the decrease in the total level of tangible (excluding goodwill and purchase premiums) shareholders' equity as a result of the Company's common stock repurchases and dividends paid to shareholders, partially offset by increased net income. Comparing to the 2001 year-end, the capital ratios improved slightly with an increase in retained earnings, and the leverage ratio fell affected by asset growth.

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

The Company was required to adopt the provisions of Statement 141 and Statement 142 effective January 1, 2002. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. The Company was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by March 31, 2002. No such adjustments were made.

In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in the first quarter of 2002. No impairment loss was identified.

As of the date of adoption, the Company had unamortized goodwill in the amount of $16.3 million and unamortized identifiable intangible assets in the amount of $2.7 million. In accordance with the Statement 142 goodwill was not amortized during the first quarter of 2002, compared to amortization expense of $288 thousand for the first quarter of 2001 and $297 thousand for the fourth quarter of 2001. Amortization of identifiable intangible assets was $201 thousand for the first quarter of 2002, and $365 thousand and $261 thousand for the first and fourth quarters of 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                        WESTAMERICA BANCORPORATION
                        (Registrant)





Date: April 29, 2002    /s/ DENNIS R. HANSEN
                        ----------------------------------

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

  Item 5 - Other Information

              None

  Item 6 - Exhibits and Reports on Form 8-K

       (a)    Exhibit 11: Computation of Earnings Per Share on Common
                           and Common Equivalent Shares and on Common
                           Shares Assuming Full Dilution

       (b)    Reports on Form 8-K

              On March 8 2002, the Company filed a Report on Form 8-K announcing the signing of a definitive agreement on February 25, 2002 to acquire Kerman State Bank.

Exhibit 11

WESTAMERICA BANCORPORATION
Computation of Earnings Per Share on Common and
Common Equivalent Shares and on Common Shares
Assuming Full Dilution

------------------------------------------------------------------
                                              For the three months
                                                ended March 31,
(In thousands, except per share data)           2002         2001
------------------------------------------------------------------
Weighted average number of common
  shares outstanding - basic                  34,071       36,000

Add exercise of options reduced by the
  number of shares that could have been
  purchased with the proceeds of such
  exercise                                       563          605
------------------------------------------------------------------
Weighted average number of common
  shares outstanding - diluted                34,634       36,605
==================================================================

Net income                                   $21,659      $20,424

Basic earnings per share                       $0.64        $0.57

Diluted earnings per share                     $0.63        $0.56