Form 10-Q
period 2002-06-30
WESTAMERICA BANCORPORATION
filed 2002-08-14
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549



FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 2002


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


                   Yes [ x ]               No [    ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Title  of  Class          Shares outstanding as of August 7, 2002

     Common Stock,                              33,569,463
     No Par Value









                                  TABLE OF CONTENTS

                                                                        Page

Forward Looking Statements                                                1

PART I - FINANCIAL INFORMATION                                            2

  Item 1 - Financial Statements                                           2

    Financial Summary                                                     7

    Notes to Unaudited Condensed Consolidated Financial Statements        8

  Item 2 - Management's Discussion and Analysis of Financial Condition   10
           and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosure about Market Risk     27

PART II - OTHER INFORMATION                                              28

  Item 1 - Legal Proceedings                                             28

  Item 4 - Submission of Matters to a Vote of Security Holders           28

  Item 6 - Exhibits and Reports on Form 8-K                              28

  Exhibit 11 - Computation of Earnings Per Share                         31

  Exhibit 99.1 - Certification Required by 18 U.S.C. Section 1350        32

  Exhibit 99.2 - Certification Required by 18 U.S.C. Section 1350        33





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


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                WESTAMERICA BANCORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                                           At
                                                     At June 30,      December 31,
                                                    2002     2001             2001
                                            ---------------------------------------

Assets:
  Cash and cash equivalents                     $183,589     $192,493     $179,182
  Money market assets                                633          250          534
  Investment securities available for sale       986,392      891,874      948,970
  Investment securities held to maturity,
    with market values of:
     $287,841 at June 30, 2002                   279,640
     $227,084 at June 30, 2001                                221,885
     $214,866 at December 31, 2001                                         209,169
  Loans, gross                                 2,507,968    2,462,603    2,484,457
  Allowance for loan losses                      (54,324)     (52,468)     (52,086)
                                            ---------------------------------------
    Loans, net of allowance for loan losses    2,453,644    2,410,135    2,432,371
  Other real estate owned                            473          545          523
  Premises and equipment, net                     39,078       42,444       39,821
  Interest receivable and other assets           129,053      144,009      117,397
                                            ---------------------------------------

    Total Assets                              $4,072,502   $3,903,635   $3,927,967
                                            =======================================
Liabilities:
  Deposits:
    Non-interest bearing                      $1,081,967     $996,626   $1,048,458
    Interest bearing:
      Transaction                                528,226      499,299      519,324
      Savings                                    979,289      835,894      863,523
      Time                                       725,958      865,750      803,330
                                            ---------------------------------------
    Total deposits                             3,315,440    3,197,569    3,234,635
  Short-term borrowed funds                      228,635      300,649      271,911
  Federal Home Loan Bank advance                 140,000            0       40,000
  Notes Payable                                   24,607       27,822       27,821
  Liability for interest, taxes and
    other expenses                                43,447       59,124       39,241
                                            ---------------------------------------

    Total Liabilities                          3,752,129    3,585,164    3,613,608
                                            =======================================

Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
       33,753 at June 30, 2002                   226,551
       35,109 at June 30, 2001                                211,966
       34,220 at December 31, 2001                                         209,074
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale                      14,184       10,260       11,900
  Retained earnings                               79,638       96,245       93,385
                                            ---------------------------------------

    Total Shareholders' Equity                   320,373      318,471      314,359
                                            =======================================

    Total Liabilities and
          Shareholders' Equity                $4,072,502   $3,903,635   $3,927,967
                                            =======================================

                                WESTAMERICA BANCORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                           (In thousands, except per share data)


                                                 Three months ended        Six months ended
                                                      June 30,                  June 30,
                                                2002         2001         2002         2001
                                            ----------------------------------------------------

Interest Income:
  Loans                                          $43,912      $49,341      $87,878     $100,246
  Money market assets and funds sold                   4            1            4            6
  Investment securities available for sale
    Taxable                                        8,350        9,300       16,633       19,353
    Tax-exempt                                     3,693        3,173        7,555        6,116
  Investment securities held to maturity
    Taxable                                        1,073        1,221        2,042        2,461
    Tax-exempt                                     2,055        1,949        3,913        3,940
                                            ----------------------------------------------------
    Total interest income                         59,087       64,985      118,024      132,122
                                            ----------------------------------------------------

Interest Expense:
  Transaction deposits                               413          723          820        1,616
  Savings deposits                                 2,817        4,284        5,559        8,746
  Time deposits                                    4,415       10,580        9,407       22,691
  Short-term borrowed funds                          895        2,410        1,921        5,923
  Federal Home Loan Bank advance                   1,247            0        2,039            0
  Debt financing and notes payable                   442          499          903        1,017
                                            ----------------------------------------------------
    Total interest expense                        10,229       18,496       20,649       39,993
                                            ----------------------------------------------------
Net Interest Income                               48,858       46,489       97,375       92,129
                                            ----------------------------------------------------

Provision for loan losses                            900          900        1,800        1,800
                                            ----------------------------------------------------

Net Interest Income After
  Provision For Loan Losses                       47,958       45,589       95,575       90,329
                                            ----------------------------------------------------

Noninterest Income:
  Service charges on deposit accounts              5,967        5,908       11,969       11,467
  Merchant credit card                               963        1,038        1,868        1,984
  Financial services commissions                     425          377          764          619
  Mortgage banking                                   217          242          404          462
  Trust fees                                         243          240          554          531
  Impairment of investment securities             (4,260)           0       (4,260)           0
  Other                                            2,329        3,189        4,584        6,217
                                            ----------------------------------------------------
  Total Noninterest Income                         5,884       10,994       15,883       21,280
                                            ----------------------------------------------------

Noninterest Expense:
  Salaries and related benefits                   14,281       13,249       28,143       26,570
  Occupancy                                        2,898        2,911        5,829        5,827
  Equipment                                        1,425        1,484        2,859        3,074
  Data processing                                  1,516        1,553        3,015        3,075
  Professional fees                                  443          398          815          851
  Other real estate owned                              1           98           50          141
  Other                                            5,345        5,933       10,891       11,665
                                            ----------------------------------------------------
  Total Noninterest Expense                       25,909       25,626       51,602       51,203
                                            ----------------------------------------------------

Income Before Income Taxes                        27,933       30,957       59,856       60,406
                                            ----------------------------------------------------
  Provision for income taxes                       8,586       10,199       18,850       19,224
                                            ----------------------------------------------------
Net Income                                       $19,347      $20,758      $41,006      $41,182
                                            ====================================================

Comprehensive Income:
  Change in unrealized gain (loss) on
   securities available for sale, net              6,122       (2,680)       2,284        3,091
                                            ----------------------------------------------------
Comprehensive Income                             $25,469      $18,078      $43,290      $44,273
                                            ====================================================

Average Shares Outstanding                        33,565       35,433       33,817       35,715
Diluted Average Shares Outstanding                34,180       35,957       34,406       36,279

Per Share Data:
  Basic Earnings                                   $0.58        $0.59        $1.21        $1.15
  Diluted Earnings                                  0.57         0.58         1.19         1.14
  Dividends Paid                                    0.22         0.21         0.44         0.40

                                 WESTAMERICA BANCORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      (In thousands)


                                                            Compre-
                                               Common       hensive     Retained
                                                Stock       Income      Earnings       Total
                                            ----------------------------------------------------

Balance, December 31, 2000                      $206,952       $7,169     $123,626     $337,747
  Net income for the period                                                 41,182       41,182
  Stock issued, including
    stock option tax benefits                     14,836                                 14,836
  Purchase and retirement of stock                (9,822)                  (54,171)     (63,993)
  Dividends                                                                (14,392)     (14,392)
  Unrealized gain on securities available
    for sale, net                                               3,091                     3,091
                                            ----------------------------------------------------

Balance, June 30, 2001                          $211,966      $10,260      $96,245     $318,471
                                            ====================================================

Balance, December 31, 2001                      $209,074      $11,900      $93,385     $314,359
  Net income for the period                                                $41,006       41,006
  Stock issued in connection with
    purchase of Kerman State Bank                 14,620                                 14,620
  Stock issued, including
    stock option tax benefits                      9,737                                  9,737
  Purchase and retirement of stock                (6,880)                  (39,832)     (46,712)
  Dividends                                                                (14,921)     (14,921)
  Unrealized gain on securities available
    for sale, net                                               2,284                     2,284
                                            ----------------------------------------------------

Balance, June 30, 2002                          $226,551      $14,184      $79,638     $320,373
                                            ====================================================

                               WESTAMERICA BANCORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                         For the six months
                                                                           ended June 30,
                                                                          2002         2001
                                                                      --------------------------
Operating Activities:
  Net income                                                               $41,006      $41,182
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                             2,264        2,423
    Amortization of intangibles                                                869        1,719
    Loan loss provision                                                      1,800        1,800
    Amortization of deferred net loan (cost)/fees                              396          389
    (Increase) decrease in interest income receivable                       (1,956)       2,811
    (Increase) in other assets                                              (2,484)     (27,667)
    (Decrease) increase in income taxes payable                             (1,484)       4,461
    (Decrease) in interest expense payable                                    (132)      (2,397)
    Increase in other liabilities                                            3,060       20,715
    Writedown of equipment                                                     268          119
    Originations of loans for resale                                        (7,028)      (2,795)
    Proceeds from sale of loans originated for resale                        7,594        2,268
    Net (gain) loss on sale of loans originated for resale                     (27)          18
    Net gain on sale of property acquired
     in satisfaction of debt                                                  (107)        (154)
    Writedown on property acquired in satisfaction of debt                      34           78
    Impairment of investment securities                                      4,260            0
                                                                      --------------------------

Net Cash Provided by Operating Activities                                   48,333       44,970
                                                                      --------------------------

Investing Activities:
  Net cash obtained in mergers and acquisitions                              5,368            0
  Net repayments of loans                                                   33,674       17,822
  Purchases of investment securities available for sale                   (777,488)    (125,406)
  Purchases of investment securities held to maturity                      (68,696)      (3,110)
  Purchases of property, plant and equipment                                (1,069)      (2,808)
  Proceeds from maturity of securities available for sale                  741,284      159,631
  Proceeds from maturity of securities held to maturity                     14,849        9,260
  Proceeds from sale of securities available for sale                        1,000          510
  Proceeds from sale of property and equipment                                 364            0
  Proceeds from property acquired in satisfaction
    of debt                                                                    391        1,857
                                                                      --------------------------

Net Cash (Used In) Provided By Investing Activities                        (50,323)      57,756
                                                                      --------------------------

Financing Activities:
  Net decrease in deposits                                                  (2,762)     (39,175)
  Net (decrease) in short-term borrowings                                  (33,001)     (86,293)
  Net increase (decrease) in FHLB advances                                 100,000            0
  Repayments of notes payable                                               (3,214)      (3,215)
  Exercise of stock options/issuance of shares                               7,007       10,353
  Repurchases/retirement of stock                                          (46,712)     (63,993)
  Dividends paid                                                           (14,921)     (14,392)
                                                                      --------------------------

Net Cash Provided By (Used In) Financing Activities                          6,397     (196,715)
                                                                      --------------------------

Net Increase (Decrease) In Cash and Cash Equivalents                         4,407      (93,989)
                                                                      --------------------------

Cash and Cash Equivalents at Beginning of Period                           179,182      286,482
                                                                      --------------------------

Cash and Cash Equivalents at End of Period                                $183,589     $192,493
                                                                      ==========================

Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                $375         $261
  Unrealized gain on securities available for sale                          $2,283       $3,091

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                              20,564       38,255
  Income tax payments for the period                                        18,991       16,010
  Income tax benefit from stock option exercises                             1,938       $4,296

The acquisition of Kerman State Bank
    involved the following:
  Common Stock issued                                                       14,620           --
  Liabilities assumed                                                       85,085           --
  Fair value of assets acquired, other than cash
    and cash equivalents                                                   (90,170)          --
  Core deposit intangible                                                   (2,500)
  Goodwill                                                                  (1,667)          --
  Net cash and cash equivalents received                                     5,368           --


                                  WESTAMERICA BANCORPORATION
                                      Financial Summary
                        (dollars in thousands, except per share amounts)

                                                Three months ended        Six months ended
                                                     June 30,                  June 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------
Net Interest Income (FTE)                        $53,096      $50,269     $105,808      $99,528
Provision for loan losses                           (900)        (900)      (1,800)      (1,800)
Noninterest income:
  Recurring income                                10,144       10,994       20,143       21,280
  Impairment of investment securities             (4,260)           0       (4,260)           0
                                            ----------------------------------------------------
Total noninterest income                           5,884       10,994       15,883       21,280
Noninterest expense                              (25,909)     (25,626)     (51,602)     (51,203)
Provision for income taxes (FTE)                 (12,824)     (13,979)     (27,283)     (26,623)
                                            ----------------------------------------------------
Net income                                       $19,347      $20,758      $41,006      $41,182
                                            ====================================================

Average shares outstanding                        33,565       35,433       33,817       35,715
Diluted average shares outstanding                34,180       35,957       34,406       36,279
Shares outstanding at period end                  33,753       35,109       33,753       35,109

As Reported:
  Basic earnings per share                         $0.58        $0.59        $1.21        $1.15
  Diluted earnings per share                        0.57         0.58         1.19         1.14
  Return on assets                                  1.97%        2.18%        2.11%        2.16%
  Return on equity                                 26.67%       26.75%       27.94%       26.31%
  Net interest margin                               5.82%        5.69%        5.84%        5.63%
  Net loan losses to average loans                  0.13%        0.18%        0.13%        0.13%
  Efficiency ratio                                  43.9%        41.8%        42.4%        42.4%

Excluding Securities Impairment & Merger Costs:
  Net income                                     $22,046      $20,758      $43,705      $41,182
  Basic earnings per share                         $0.66        $0.59        $1.29        $1.15
  Diluted earnings per share                        0.64         0.58         1.27         1.14
  Return on assets                                  2.25%        2.18%        2.25%        2.16%
  Return on equity                                 30.39%       26.75%       29.78%       26.31%
  Net interest margin                               5.82%        5.69%        5.84%        5.63%
  Net loan losses to average loans                  0.13%        0.18%        0.13%        0.13%
  Efficiency ratio                                  41.6%        41.8%        41.3%        42.4%

Average Balances:
  Total assets                                $3,933,274   $3,824,688   $3,922,167   $3,848,636
  Earning assets                               3,659,033    3,541,890    3,645,189    3,557,325
  Total loans                                  2,448,546    2,456,278    2,459,768    2,457,016
  Total deposits                               3,226,951    3,187,324    3,216,834    3,181,369
  Shareholders' equity                           290,960      311,222      295,987      315,664

Balances at Period End:
  Total assets                                $4,072,502   $3,903,635
  Earning assets                               3,774,001    3,576,362
  Total loans                                  2,507,968    2,462,603
  Total deposits                               3,315,440    3,197,569
  Shareholders' equity                           320,373      318,471

Financial Ratios at Period End:
  Allowance for loan losses to loans                2.17%        2.13%
  Book value per share                             $9.49        $9.07
  Equity to assets                                  7.87%        8.16%
  Total capital to risk assets                     10.65%       10.93%

Dividends Paid Per Share                           $0.22        $0.21        $0.44        $0.40
Dividend Payout Ratio                                 39%          36%          37%          35%


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:

  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  Acquisition, Goodwill and Other Intangible Assets

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

  The Company was required to adopt the provisions of Statement 141 and Statement 142 effective January 1, 2002. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate accounting literature. The Company was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by June 30, 2002. The Company determined that no such adjustments were required.

  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in the second quarter of 2002. No impairment loss was identified.

  As of the date of adoption of FASB Statement 141 and 142, the Company had goodwill and identifiable intangibles acquired in prior years purchase business combinations. Core deposit intangibles constitute the Company's total identifiable intangible assets.

  The following table summarizes the Company's goodwill and other intangible assets as of January 1, 2002 and June 30, 2002.

                                  January 1                                June 30
    (Dollar in Thousands)              2002   Additions   Reductions          2002
                                  -------------------------------------------------


    Goodwill                         20,301        1,667       -            21,968
    Accumulated Amortization         (3,972)      -            -            (3,972)
                                  -------------------------------------------------

    Net                              16,329        1,667       -            17,996

    Core Deposit Intangibles          5,283        2,500       -             7,783
    Accumulated Amortization         (2,599)      -               402       (3,001)
                                  -------------------------------------------------

    Net                               2,684        2,500          402        4,782


  The KSB acquisition resulted in the addition of $1.7 million of goodwill and $2.5 million of core deposit intangibles, in the second quarter.

  At June 30, 2002, the estimated aggregate amortization of intangibles, in thousand of dollars, for the remainder of 2002 and annually through 2007 is $602, $743, $543, $469, $427, and $427, respectively. The weighted average amortization period for core deposit intangibles is 8.8 years.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported second quarter 2002 net income of $19.3 million or $0.57 diluted earnings per share. The second quarter included the completion of the acquisition of Kerman State Bank ("KSB"); after-tax expenses incurred to complete the acquisition totaled $230 thousand. The second quarter also included a $2.5 million after-tax securities impairment charge. Excluding the KSB acquisition related expenses and securities impairment charge, the Company earned $22.0 million or $0.64 diluted earnings per share, compared with net income of $20.8 million or $0.58 diluted earnings per share for the second quarter of 2001. The Company reported net income for the six months ended June 30, 2002 of $41.0 million or $1.19 diluted earnings per share. On a year-to-date basis, earnings before one-time expenses and charges were $43.7 million representing $1.27 diluted earnings per share, compared with $41.2 million or $1.14 per share for the same period of 2001.

The acquisition of KSB, a three-branch financial institution headquartered in Fresno County, California, was completed on June 21, 2002. Immediately after the acquisition, the Company merged KSB with and into Westamerica Bank. At the time of the acquisition, KSB had total assets of $95 million, and total deposits of $84 million. Pursuant to the terms of the merger agreement, 0.2487 shares of Westamerica common stock were issued for each outstanding share of KSB. Based on the closing price of $41.18 of the stock on June 21, the acquisition was valued at approximately $14.6 million. The Company recorded goodwill and a core deposit intangible of $1.7 million and $2.5 million, respectively, in accordance with the purchase method of accounting. One-time expenses consisting primarily of employee severance costs charged to expenses were $400 thousand.

The Company recognized the securities impairment writedown to reflect the other than temporary impairment in the valuation of a debt security held in the available for sale investment portfolio. The decision to record the writedown was based on declines in the value of securities of the telecommunication industry as well as alleged accounting and other irregularities on the part of the particular issuer. The $5 million par value bond was written down to its fair market value at quarter-end, resulting in a charge of $4.26 million recorded as an offset to noninterest income. The writedown reduces the Company's exposure to the telecommunications industry to $5.5 million. The Company is diligently monitoring this remaining exposure.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                               Three months ended        Six months ended
                                                    June 30,                  June 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------

Net interest income (FTE)                        $53,096      $50,269     $105,808      $99,528
Provision for loan losses                           (900)        (900)      (1,800)      (1,800)
Noninterest income:
  Recurring income                                10,144       10,994       20,143       21,280
  Impairment of investment securities             (4,260)           0       (4,260)           0
                                            ----------------------------------------------------
Total noninterest income                           5,884       10,994       15,883       21,280
Noninterest expense                              (25,909)     (25,626)     (51,602)     (51,203)
Provision for income taxes (FTE)                 (12,824)     (13,979)     (27,283)     (26,623)
                                            ----------------------------------------------------

Net income                                       $19,347      $20,758      $41,006      $41,182
                                            ====================================================


Net income for the second quarter of 2002 was $1.4 million (6.8%) less than the same quarter of 2001. Improved net interest income (FTE) (up $2.8 million or 5.6%) was more than offset by a decline (down $5.1 million or 46.5%) in noninterest income and a slight increase in noninterest expense. The increase in net interest income (FTE) was the combined result of a 13 basis point (bp) improvement in the net margin and higher average earning assets (up $117.1 million). The decrease in noninterest income was caused by a $4.3 million securities impairment charge. The increase in noninterest expense included $400 thousand of acquisition costs. The provision for income taxes (FTE) decreased $1.2 million (8.3%) primarily due to tax benefits of the impairment charge.

Comparing the first six months of 2002 to the prior year, net income declined $176 thousand (0.4%). Improved net interest income (up $6.3 million or 6.3%) more than offset a decline (down $5.4 million or 25.4%) in noninterest income. The increase in interest income was due to both a higher margin (up 21 bp) and higher average earning assets (up $88 million). The decline in noninterest income resulted from the securities impairment charge. The net revenue improvement was not sufficient to cover a $400 thousand (0.8%) increase in noninterest expense, which included the acquisition costs. The provision for income taxes (FTE) increased $660 thousand (2.5%).


Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                                Three months ended        Six months ended
                                                     June 30,                  June 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------

Interest income                                  $59,087      $64,985     $118,025     $132,122
Interest expense                                 (10,229)     (18,496)     (20,650)     (39,993)
FTE adjustment                                     4,238        3,780        8,433        7,399
                                            ----------------------------------------------------

  Net interest income (FTE)                      $53,096      $50,269     $105,808      $99,528
                                            ====================================================

Average earning assets                        $3,659,033   $3,541,890   $3,645,189   $3,557,325

Net interest margin (FTE)                           5.82%        5.69%        5.84%        5.63%

The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the second quarter of 2002 increased $2.8 million (5.6%) from the same period in 2001 to $53.1 million. (KSB accounted for approximately $100 thousand of the total net interest income (FTE).) Approximately seventy percent of the increase was due to the $117.1 million increase in average earning assets (the volume component), with the remainder due to a higher margin earned on those assets (the rate component). The increase in the net interest margin was the net effect of an 85 bp drop in the asset yield, which was more than offset by a 97 bp drop in the cost of funds.

Comparing the first six months of 2002 with the previous year, net interest income (FTE) increased $6.3 million (6.3%), with half of the increase attributable to more volume and the remaining to a 21 bp increase in the margin. The margin expansion was the result of a decrease (91 bp) in asset yields combined with a 112 bp decline in the cost of funds.


Interest and Fee Income

Interest & fee income (FTE) for the second quarter of 2002 decreased $5.9 million (9.1%) from the same period in 2001. The decrease was the net effect of higher average earning assets in the 2002 period, more than offset by lower yields earned on those assets. Average earning assets grew $117.1 million (3.3%) (which included a $7.6 million increase in connection with the KSB acquisition). The growth was led by expansion in investments as follows: US Agency obligations (up $78.6 million), municipal securities (up $46.1 million), commercial paper/other securities (up $29.2 million) and participation certificates (up $22.7 million). A portion of the growth was offset by a slight ($7.7 million) reduction in the loan portfolio including residential real estate (down $25.3 million), direct consumer (down $19.3 million) and construction (down $11.2 million). The notable exceptions were increases in indirect consumer loans (up $43.8 million) and commercial real estate (up $10.7 million).


The average yield on the Company's earning assets decreased for the quarter from 7.78% in 2001 to 6.94% in 2002 (down 85 bp). This downward trend in yields was reflective of general interest rate markets during much of 2001 and into 2002, as particularly evident in variable-rate categories of loans such as commercial (190 bp decline in yield), construction (192 bp decline) and personal lines of credit (267 bp decline). Fixed-rate loan yields are less sensitive to market rate swings; for example, commercial real estate (down 30 bp), residential real estate (down 61 bp) and indirect consumer (down 63 bp) loans. As a result, the loan portfolio yield decreased 88 bp. Participation certificates and commercial paper/other securities yields declined 193 bp and 155 bp, respectively, contributing to reducing the total investment yield by 71 bp.

Comparing the first half of 2002 to 2001, interest & fee income (FTE) decreased by $14.1 million (10.7%). Consistent with the second quarter comparison, the decline was due to the combined effect of a higher volume of earning assets and the impact of lower yields. The positive volume component of the change was caused by an $87.9 million (2.5%) increase in average earning assets, including higher commercial real estate loans (up $17.7 million or 1.8%), indirect consumer loans (up $33.2 million or 9.5%), US Agency obligations (up $45.4 million or 26.1%), municipal securities (up $48.4 million or 12.2%) and commercial paper/other securities (up $32.1 million or 11.7%). Offsetting the growth were declines in residential real estate loans (down $23.0 million or 6.5%), direct consumer loans (down $19.0 million or 31.3%) and US Treasury securities (down $48.8 million or 26.7%).

The average yield on earning assets for the first six months of 2002 was 6.98% compared to 7.89% in 2001. Loan yields, especially those more sensitive to market rates, declined: the yield on commercial loans was down 225 bp, construction yields declined 292 bp, and personal lines of credit were down 330 bp. Much smaller declines were observed in fixed-rate loan yields, so that the total loan yield declined 101 bp. The investment portfolio yield decreased 62 bp, affected primarily by lower yields on participation certificates (down 162 bp) and commercial paper/other securities (down 145 bp).


Interest Expense

Interest expense decreased $8.3 million (44.7%) in the second quarter of 2002 compared to the year-ago period. The decrease primarily resulted from a drop in the average rate paid on interest-bearing liabilities from 2.95% in the second quarter of 2001 to 1.60% in 2002. Rates paid on those liabilities that move with general market conditions declined accordingly: the average rate on Fed Funds dropped 249 bp, those on CDs over $100 thousand declined 247 bp, and those on Money Market accounts were lowered an average of 97 bp.

Average interest-bearing liabilities increased $48.7 million (1.9%) in the second quarter (of which approximately $6.8 million was from KSB). Despite the increase, the mix of those liabilities shifted to lower-rate categories, resulting in a $300 thousand decrease in volume-related interest expense. Higher rate CDs, short-term borrowed funds and long-term notes payable declined $182.0 million, $36.8 million and $3.2 million, respectively. Much of this decline was replaced at lower rates of interest in money market accounts (up $110.0 million), savings accounts (up $29.0 million) and Federal Home Loan Bank ("FHLB") loans (up $131.8 million).

During the first half of 2002, interest expense decreased $19.3 million (48.4%) in 2002 from 2001, again due to a lower average rate paid on interest-bearing liabilities (1.62% in the first half of 2002 compared with 3.18% in the year-ago period). All deposit categories declined including preferred money market (from 4.04% in the first six months of 2001 to 1.59% in the same period of 2002) and CDs (from 5.15% to 2.55%). Interest rates on short-term borrowings declined from 4.14% to 1.61%.

Similar to the quarter-to-quarter comparison, interest-bearing liabilities grew $28.5 million (1.1%) for the six months ended June 30, 2002. However, a change in the mix of liabilities from higher-rate to lower-rate components resulted in reduction of volume-related interest expense by $1.0 million. Declines in CDs (down $146.2 million), short-term borrowings (down $44.8 million) and long-term notes payable (down $3.2 million) were more than offset by growth in money market accounts (up $88.8 million), savings accounts (up $24.9 million) and FHLB loans (up $109.0 million).

In all periods, the Company has continuously attempted to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the effect of adverse cyclical trends.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

                                                Three months ended        Six months ended
                                                    June 30,                  June 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------

Yield on earning assets                             6.94%        7.78%        6.98%        7.89%
Rate paid on interest-bearing
  liabilities                                       1.60%        2.95%        1.62%        3.18%
                                            ----------------------------------------------------

  Net interest spread                               5.34%        4.83%        5.36%        4.71%

Impact of all other net
  noninterest bearing funds                         0.48%        0.86%        0.48%        0.92%
                                            ----------------------------------------------------

    Net interest margin                             5.82%        5.69%        5.84%        5.63%
                                            ====================================================


The Company's aggressive reaction to declining market rates over the past six quarters resulted in a substantial increase in the net interest margin of 13 basis points during the second quarter of 2002 compared to the second quarter of 2001. The unfavorable impact of lower rates earned on loans and the investment portfolio, triggered by market trends, was more than offset by managed decreases in rates paid on deposits and short-term funds. The result was a 51 bp increase in the net interest spread. Partially offsetting the increase in spread was the lower value of noninterest bearing funding sources. While the average balance of these sources increased $59.9 million during the second quarter of 2002, their value decreased 38 bp because of the lower market rates of interest at which they could be invested.

Similarly, on a year-to-date basis, the net interest margin increased 21 bp when compared to the same period in 2001. Lower yields on earning assets were more than offset by declining cost of interest-bearing liabilities, resulting in a 65 bp improvement in the interest spread. Noninterest bearing funding sources increased $45.0 million, with their value decreasing 44 bp.



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

                                                               For the three months ended
                                                                    June 30, 2002
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                             $1,262           $4         1.18%
Investment securities:
  Available for sale
    Taxable                                                   667,372        8,350         5.02%
    Tax-exempt                                                306,419        5,593         7.30%
  Held to maturity
    Taxable                                                    77,115        1,073         5.58%
    Tax-exempt                                                158,319        3,112         7.86%
Loans:
  Commercial
    Taxable                                                   395,215        6,043         6.13%
    Tax-exempt                                                198,205        3,771         7.63%
  Commercial real estate                                      978,395       19,936         8.02%
  Real estate construction                                     59,573        1,105         7.31%
  Real estate residential                                     323,563        5,235         6.47%
  Consumer                                                    493,595        9,102         7.40%
                                                         --------------------------
    Total loans                                             2,448,546       45,192         7.37%
                                                         --------------------------
    Total earning assets                                    3,659,033       63,324         6.94%
Other assets                                                  274,241
                                                         -------------

    Total assets                                           $3,933,274
                                                         =============

Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                               $1,052,252          $--           --
  Savings and interest-bearing
    transaction                                             1,468,404        3,230         0.88%
  Time less than $100,000                                     336,533        2,106         2.51%
  Time $100,000 or more                                       369,762        2,309         2.50%
                                                         --------------------------
     Total interest-bearing deposits                        2,174,699        7,645         1.41%
Short-term borrowed funds                                     227,098          895         1.60%
Federal Home Loan Bank advance                                131,771        1,247         3.74%
Debt financing and notes payable                               24,607          442         7.18%
                                                         --------------------------

    Total interest-bearing liabilities                      2,558,175       10,229         1.60%

Other liabilities                                              31,887
Shareholders' equity                                          290,960
                                                         -------------

    Total liabilities and shareholders' equity             $3,933,274
                                                         =============

Net interest spread (1)                                                                    5.34%

Net interest income and interest margin (2)                                $53,095         5.82%
                                                                      ==========================

(1) Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.
(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of earning assets.


                                                               For the three months ended
                                                                     June 30, 2001
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                               $374           $1         2.09%
Investment securities:
  Available for sale
    Taxable                                                   610,966        9,300         6.11%
    Tax-exempt                                                251,460        4,644         7.39%
  Held to maturity
    Taxable                                                    74,242        1,221         6.60%
    Tax-exempt                                                148,570        3,027         8.15%
Loans:
  Commercial
    Taxable                                                   403,139        8,908         8.72%
    Tax-exempt                                                191,397        3,721         7.80%
  Commercial real estate                                      967,649       20,103         8.32%
  Real estate construction                                     70,795        1,651         9.23%
  Real estate residential                                     348,902        6,172         7.08%
  Consumer                                                    474,396       10,017         8.47%
                                                         --------------------------
    Total loans                                             2,456,278       50,572         8.24%
                                                         --------------------------
    Total earning assets                                    3,541,890       68,765         7.78%
Other assets                                                  282,798
                                                         -------------

    Total assets                                           $3,824,688
                                                         =============

Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                 $969,591          $--           --
  Savings and interest-bearing
    transaction                                             1,329,439        5,007         1.51%
  Time less than $100,000                                     393,530        4,616         4.70%
  Time $100,000 or more                                       494,765        5,964         4.83%
                                                         --------------------------
    Total interest-bearing deposits                         2,217,734       15,587         2.82%
Short-term borrowed funds                                     263,895        2,410         3.64%
Federal Home Loan Bank advance                                      0            0         0.00%
Debt financing and notes payable                               27,821          499         7.17%
                                                         --------------------------

     Total interest-bearing liabilities                     2,509,450       18,496         2.95%

Other liabilities                                              34,425
Shareholders' equity                                          311,222
                                                         -------------

    Total liabilities and shareholders' equity             $3,824,688
                                                         =============

Net interest spread (1)                                                                    4.83%

Net interest income and interest margin (2)                                $50,269         5.69%
                                                                      ==========================


                                                                For the six months ended
                                                                     June 30, 2002
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:

Money market assets and funds sold                             $1,040           $4         0.78%
Investment securities:
  Available for sale
    Taxable                                                   650,568       16,633         5.16%
    Tax-exempt                                                311,864       11,440         7.34%
  Held to maturity
    Taxable                                                    72,273        2,042         5.70%
    Tax-exempt                                                149,676        5,925         7.92%
Loans:
  Commercial
    Taxable                                                   396,114       12,069         6.14%
    Tax-exempt                                                195,701        7,466         7.69%
  Commercial real estate                                      981,710       39,506         8.02%
  Real estate construction                                     65,148        2,407         7.24%
  Real estate residential                                     329,748       10,808         6.56%
  Consumer                                                    491,347       18,159         7.45%
                                                         --------------------------
    Total loans                                             2,459,768       90,415
                                                         --------------------------
    Total earning assets                                    3,645,189      126,459         6.98%
Other assets                                                  276,978
                                                         -------------

    Total assets                                           $3,922,167
                                                         =============

Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                               $1,032,835          $--           --
  Savings and interest-bearing
    transaction                                             1,441,207        6,379         0.89%
  Time less than $100,000                                     343,458        4,501         2.64%
  Time $100,000 or more                                       399,334        4,906         2.48%
                                                         --------------------------
    Total interest-bearing deposits                         2,183,999       15,786         1.46%
Short-term borrowed funds                                     241,325        1,921         1.61%
Federal Home Loan Bank advance                                108,976        2,039         3.72%
Debt financing and notes payable                               25,143          903         7.18%
                                                         --------------------------
     Total interest-bearing liabilities                     2,559,443       20,649         1.62%
Other liabilities                                              33,902
Shareholders' equity                                          295,987
                                                         -------------

    Total liabilities and shareholders' equity             $3,922,167
                                                         =============

Net interest spread (1)                                                                    5.36%

Net interest income and interest margin (2)                               $105,810         5.84%
                                                                      ==========================



                                                                For the six months ended
                                                                     June 30, 2001
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                               $214           $5         3.58%
Investment securities:
  Available for sale
    Taxable                                                   634,359       19,353         6.15%
    Tax-exempt                                                240,837        9,162         7.61%
  Held to maturity
    Taxable                                                    75,376        2,461         6.58%
    Tax-exempt                                                149,523        5,862         7.84%
Loans:
  Commercial
    Taxable                                                   399,898       18,700         9.32%
    Tax-exempt                                                190,941        7,377         7.79%
  Commercial real estate                                      963,972       40,110         8.38%
  Real estate construction                                     67,076        3,404        10.16%
  Real estate residential                                     352,369       12,478         7.08%
  Consumer                                                    482,760       20,609         8.61%
                                                         --------------------------
    Total loans                                             2,457,016      102,678
                                                         --------------------------
    Total earning assets                                    3,557,325      139,521         7.89%
Other assets                                                  291,311
                                                         -------------

    Total assets                                           $3,848,636
                                                         =============

Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                 $964,888          $--           --
  Savings and interest-bearing
    transaction                                             1,327,482       10,362         1.57%
  Time less than $100,000                                     395,851        9,758         4.97%
  Time $100,000 or more                                       493,148       12,933         5.29%
                                                         --------------------------
    Total interest-bearing deposits                         2,216,481       33,053         3.01%
Short-term borrowed funds                                     286,095        5,923         4.14%
Federal Home Loan Bank advance                                      0            0         0.00%
Debt financing and notes payable                               28,357        1,017         7.17%
                                                         --------------------------
     Total interest-bearing liabilities                     2,530,933       39,993         3.18%
Other liabilities                                              37,151
Shareholders' equity                                          315,664
                                                         -------------

    Total liabilities and shareholders' equity             $3,848,636
                                                         =============

Net interest spread (1)                                                                    4.71%

Net interest income and interest margin (2)                                $99,528         5.63%
                                                                      ==========================





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

                                                            Three months ended June 30, 2002
                                                               compared with three months
                                                                   ended June 30, 2001
                                                         ---------------------------------------

                                                            Volume        Rate         Total
                                                         ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                 $3           $0           $3
Investment securities:
  Available for sale
    Taxable                                                       498       (1,448)        (950)
    Tax-exempt                                                 $1,000          (51)         949
  Held to maturity
    Taxable                                                       $50         (197)        (148)
    Tax-exempt                                                   $184          (99)          85
Loans:
  Commercial
    Taxable                                                     ($169)      (2,696)      (2,865)
    Tax-exempt                                                   $125          (75)          50
  Commercial real estate                                         $227         (394)        (167)
  Real estate construction                                       (233)        (313)        (546)
  Real estate residential                                        (430)        (507)        (937)
  Consumer                                                        277       (1,192)        (915)
                                                         ---------------------------------------
    Total loans                                                  (203)      (5,177)      (5,380)
                                                         ---------------------------------------

    Total earning assets                                        1,532       (6,972)      (5,441)
                                                         ---------------------------------------

Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                   629       (2,407)      (1,777)
  Time less than $100,000                                        (566)      (1,943)      (2,510)
  Time $100,000 or more                                        (1,261)      (2,394)      (3,655)
                                                         ---------------------------------------
     Total interest-bearing deposits                           (1,198)      (6,744)      (7,942)
                                                         ---------------------------------------

Short-term borrowed funds                                        (293)      (1,222)      (1,515)
Federal Home Loan Bank advance                                  1,247            0        1,247
Debt financing and notes payable                                  (58)           1          (57)
                                                         ---------------------------------------

    Total interest-bearing liabilities                           (302)      (7,965)      (8,267)
                                                         ---------------------------------------

Increase in Net Interest Income                                $1,834         $993       $2,826
                                                         =======================================



                                                             Six months ended June 30, 2002
                                                               compared with three months
                                                                  ended June 30, 2001
                                                         ---------------------------------------

                                                            Volume        Rate         Total
                                                         ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                  0           (1)         ($1)
Investment securities:
  Available for sale
    Taxable                                                       510       (3,230)      (2,720)
    Tax-exempt                                                  2,571         (293)       2,278
  Held to maturity
    Taxable                                                       (98)        (321)        (419)
    Tax-exempt                                                      6           57           63
Loans:
  Commercial
    Taxable                                                      (173)      (6,458)      (6,631)
    Tax-exempt                                                    179          (90)          89
  Commercial real estate                                          761       (1,365)        (604)
  Real estate construction                                        (93)        (904)        (997)
  Real estate residential                                        (778)        (892)      (1,670)
  Consumer                                                        160       (2,610)      (2,450)
                                                         ---------------------------------------
    Total loans                                                    56      (12,319)     (12,263)
                                                         ---------------------------------------

    Total earning assets                                        3,044      (16,106)     (13,062)
                                                         ---------------------------------------

Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                 1,124       (5,106)      (3,983)
  Time less than $100,000                                      (1,136)      (4,121)      (5,257)
  Time $100,000 or more                                        (2,071)      (5,956)      (8,027)
                                                         ---------------------------------------
     Total interest-bearing deposits                           (2,083)     (15,183)     (17,267)
                                                         ---------------------------------------

Short-term borrowed funds                                        (860)      (3,143)      (4,002)
Federal Home Loan Bank advance                                  2,039            0        2,039
Debt financing and notes payable                                 (115)           1         (114)
                                                         ---------------------------------------

    Total interest-bearing liabilities                         (1,019)     (18,325)     (19,344)
                                                         ---------------------------------------

Increase in Net Interest Income                                $4,063       $2,219       $6,282
                                                         =======================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $900 thousand for loan losses in the second quarters of 2002 and 2001. Additionally, $2.1 million of reserves were acquired from Kerman State Bank in the second quarter of 2002. For the first six months of 2001 and 2002, $1.8 million was provided in each period. For further information regarding net credit losses and the reserve for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                                 Three months ended        Six months ended
                                                     June 30,                  June 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------

Recurring income:
  Service charges on deposit accounts             $5,967       $5,908      $11,969      $11,467
  Merchant credit card                               963        1,038        1,868        1,984
  ATM fees and interchange                           617          564        1,134        1,058
  Other service fees                                 357          410          710          807
  Financial services commissions                     425          377          764          619
  Debit card fees                                    461          375          867          688
  Mortgage banking income                            217          242          404          462
  Trust fees                                         243          240          554          531
  Other noninterest income                           894        1,840        1,873        3,664
                                            ----------------------------------------------------
Total recurring income                            10,144       10,994       20,143       21,280
                                            ----------------------------------------------------

  Impairment of Investment Securities             (4,260)           0       (4,260)           0
                                            ----------------------------------------------------

Total noninterest income                          $5,884      $10,994      $15,883      $21,280
                                            ====================================================

Noninterest income for the second quarter of 2002 was $5.9 million. Excluding the impairment charge, recurring income decreased $850 thousand (7.7%) from the same period in 2001. The second quarter of 2001 benefited from an additional $712 thousand in gains from sales of assets, causing the 2002 other noninterest income to be lower. A $128 thousand (44.0%) decline in official check income was caused by lower earnings on outstanding checks which also contributed to the decline in 2002 other noninterest income. Other declining items were merchant credit card (down $75 thousand or 7.2%) due to a lower average discount rate of 2.16% vs. 2.19% for the same period last year, other service charges (down $53 thousand or 13.0%) owing to lower wire transfer fees and automobile loan reconveyance fee income.

Partially offsetting these declines are higher deposit account service charges (up $58 thousand or 1.0%), ATM fees (up $53 thousand or 9.4%) and debit card fees (up $86 thousand or 22.8%). Service charges on deposit accounts, specifically in the area of deficit fees charged on analyzed accounts, increased $314 thousand (16.2%). Deficit fees are service charges collected from business customers that typically pay for such services with compensating balances. In the current period of low interest rates, the earnings value of the balances has decreased resulting in core customers being required to pay for services with explicit fees. Partially offsetting the increase in deficit fees was a decline in overdrafts and returned item charges (down $226 thousand or 9.6%). ATM fees increased due to increased Bank customer use of other banks' machines and non-Bank customers accessing their accounts through Westamerica Bank ATMs. Debit card fees rose with higher usage.

Noninterest income for the first half of 2002 was $15.9 million. Recurring income for the same period decreased $1.1 million (5.3%) on a year-to-date basis. 2001 benefited from additional $1.2 million of gains on asset sales, $118 thousand interest on tax refund, $73 thousand excess proceeds received on charged-off loans and $40 thousand in investment income, causing the 2002 other noninterest income to be lower. Official check income declined $321 thousand (50.1%) for the same reason as discussed above and lowered the 2002 other noninterest income. Merchant credit card income fell $116 thousand (5.9%) due to a lower average discount rate of 2.17% compared with 2.20% a year ago. Other service fees declined a $97 thousand (12.0%) due to decreases in wire transfer fee income, automobile loan reconveyance fees and foreign currency commissions. Mortgage banking income was also depressed by $59 thousand (12.7%).

The largest positive contributor to the increase in non-interest income was service charges on deposits (up $501 thousand or 4.4%). Deficit fees were up $1.1 million (33.6%) for the same reason mentioned above, partially offset by declines in DDA Activity (down $296 thousand or 9.6%) and overdrafts and returned items (down $342 thousand or 7.5%). ATM and debit card fees rose $76 thousand (7.2%) and $179 thousand (26.1%) due to higher usage. Financial services commissions were up $145 thousand (23.4%) primarily due to higher sales of fixed income products.


Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                                 Three months ended        Six months ended
                                                      June 30,                  June 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------

Salaries and incentives                          $11,308      $10,524      $22,230      $20,716
Employee benefits                                  2,973        2,725        5,912        5,854
Occupancy                                          2,898        2,911        5,829        5,827
Equipment                                          1,425        1,484        2,859        3,074
Data processing services                           1,516        1,553        3,015        3,075
Courier service                                      916          902        1,804        1,829
Telephone                                            421          500          830          994
Postage                                              397          401          802          903
Professional fees                                    443          398          815          851
Merchant credit card                                 347          364          687          724
Stationery and supplies                              373          382          719          743
Advertising/public relations                         290          354          579          712
Employee recruiting                                   71          228          181          327
Loan expense                                         360          301          694          527
Operational losses                                   191          249          422          412
Deposit expense                                      161          145          299          303
Other real estate owned                                1           98           50          141
Amortization of deposit intangibles                  201          369          402          739
Amortization of goodwill                               0          297            0          582
Other noninterest expense                          1,617        1,441        3,473        2,870
                                            ----------------------------------------------------

Total                                            $25,909      $25,626      $51,602      $51,203
                                            ====================================================

Average full time equivalent staff                 1,078        1,090        1,079        1,086

Noninterest expense to revenues (FTE)              64.50%       57.73%      127.03%      113.51%

Noninterest expense for the second quarter was $25.9 million. Excluding $398 thousand of KSB acquisition costs, noninterest expense fell $115 thousand (0.4%) from 2001, with costs under control. Equipment expense decreased $59 thousand (4.0%) due to lower depreciation costs; telephone expense decreased $79 thousand (15.8%), through continuing efficiency from telephone switching equipment installed in late 2000; advertising/public relations expense fell
$64 thousand (18.1%); employment recruiting fell $157 thousand (68.7%) because 2001 included an extensive effort to locate and hire staff for certain specific positions within the Company; operational losses declined $58 thousand (23.2%) due to $60 thousand lower sundry losses net of recoveries; expenses on other real estate owned ("OREO") dropped $97 thousand because 2001 had losses on property sale, writedown and maintenance expenses. The amortization of deposit intangibles declined $168 thousand
(45.6%) primarily due to the expiration of the purchase premium incurred in connection with a 1993 acquisition. Amortization of goodwill fell because of implementation of FASB No. 141 and 142. Goodwill will no longer be amortized but will instead be periodically evaluated for impairment.

The largest category of increase was salaries and incentives, which were up $784 thousand (7.4%). A portion of the increase was attributable to $366 thousand of severance pay in connection with the KSB acquisition. Additionally, approximately $330 thousand was due to an average salary increase per full time equivalent employee, which increased from $32,700 in 2001 to $34,300 in 2002, an average 4.9% change. Deferred salaries fell $83 thousand primarily due to fewer loan fundings. Employee benefits rose $248 thousand (9.1%) mainly due to a $113 thousand increase in payroll taxes, a $74 thousand increase in insurance premiums and a $32 thousand accrual for taxes on the KSB severance pay. Loan expense was $59 thousand (19.9%) higher largely due to increases in obtaining credit reports, loan collection fees and appraisal reports. Other noninterest expense increased $176 thousand (12.2%) primarily due to a $70 thousand settlement of a legal dispute and a $50 thousand increase in amortization of low-income housing investments.

Noninterest expense was $51.6 million for the first half of 2002. Without the $398 thousand acquisition expenses, noninterest expense was almost unchanged on a year-to-date basis. Costs were managed well during the first six months of the year with reductions as follows: Equipment costs declined $215 thousand (7.0%) due to lower depreciation costs; telephone expense declined $164 thousand (16.5%) owing to higher efficiency through new switching equipment; postage decreased $101 thousand (11.2%), as the 2001 period included some extraordinary costs. The reasons mentioned in the quarter-to-quarter comparison apply to a $133 thousand (18.7%) decline in advertising/public relations expense, a $146 thousand (44.8%) decrease in employee recruiting costs, a $91 thousand (64.6%) decrease in OREO expense, a $337 thousand (45.6%) decline in amortization of deposit base intangibles and a $582 thousand drop in amortization of goodwill.

Three major categories of increase were salaries and incentives, loan expense and employee benefits. A $1.5 million (7.3%) increase in salaries and incentives was attributable to the $366 thousand severance pay due to the KSB acquisition, a $707 thousand increase in incentive compensation expenses and $493 thousand relating to annual salary increases. A $167 thousand (31.7%) increase in loan expense was mostly due to increases in obtaining credit reports, collateral repossession expenses and appraisal fees. Employee benefits rose $59 thousand (1.0%), net result of increases in health insurance premiums (up $107 thousand) and a provision for pension, partially offset by a $86 thousand decline in workers compensation costs. Increases in other noninterest expense included a $100 thousand provision for unusual losses, a $156 thousand increase in staff relations, a $67 thousand increase in amortization of low-income housing investments, a $63 thousand increase in in-house meeting expense partly due to increased travel for the KSB acquisition, $52K in production of ATM/VISA cards and an increase in stock transfer fees.


Provision for Income Tax

During the second quarter of 2002, the Company recorded income tax expense of $8.6 million, $1.6 million (15.8%) lower than the second quarter of 2001; on a year-to-date basis, income tax expense was $18.9 million for 2002 compared to $19.2 million for 2001. The current quarter provision represents an effective tax rate of 30.7 percent, compared to 32.9 percent for the second quarter of 2001; for the first six months of 2002, the effective tax rate was 31.5 percent, compared to 31.8 percent recorded in 2001. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly higher revenues recognized from tax-exempt loans and state and municipal securities. In addition, the second quarter of 2002 reflected $1.8 million tax benefits from the securities impairment writedown.


Classified Loans

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets into less risky investments. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified" category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. "Other real estate owned" assets are recorded at the lower of cost or market.

The following is a summary of classified loans and OREO on the dates indicated (dollars in thousands):

                                                                           At
                                             At June 30,              December 31,
                                            --------------------------
                                                2002         2001         2001
                                            ---------------------------------------

Classified loans                                 $30,030      $39,530      $22,285
Other Real Estate Owned                              473          545          523
                                            ---------------------------------------

Classified loans and OREO                        $30,503      $40,075      $22,808
                                            =======================================

Allowance for loan losses /
 classified loans                                    181%         133%         234%


Classified loans at June 30, 2002, decreased $9.5 million (24.0%) from June 30, 2001, reflecting the effectiveness of the Company's high underwriting standards and active workout policies. Other real estate owned decreased $72 thousand (13.2%) from June 30, 2001, due to sales and writedowns of properties acquired in satisfaction of debt, partially offset by new foreclosures on loans with real estate collateral. The $7.7 million (34.8%) increase in classified loans from December 31, 2001, was due to $4.1 million in classified loans acquired through the KSB acquisition and new downgrades, partially offset by payoffs. The $50 thousand (9.6%) reduction in other real estate owned from December 31, 2001, was due to sales and writedowns of properties, partially offset by newly foreclosed properties.

Nonperforming Loans

Nonperforming loans include nonaccrual loans and loans 90 days past due as to principal or interest and still accruing. Loans are placed on nonaccrual status when they reach 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing nonaccrual" and are included in total nonperforming loans. When the ability to fully collect nonaccrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

The following is a summary of nonperforming loans and other real estate owned on the dates indicated (dollars in thousands):


                                                                          At
                                                    At June 30,       December 31,
                                            --------------------------
                                                2002         2001         2001
                                            ---------------------------------------

Performing nonaccrual loans                       $3,279       $2,330       $3,055
Nonperforming, nonaccrual loans                    6,980        6,196        5,058
                                            ---------------------------------------

   Total nonaccrual loans                         10,259        8,526        8,113

Loans 90 days past due and
  still accruing                                     189          344          550
                                            ---------------------------------------

  Total nonperforming loans                       10,448        8,870        8,663

Other real estate owned                              473          545          523
                                            ---------------------------------------

 Total nonperforming loans and OREO              $10,921       $9,415       $9,186
                                            =======================================

Allowance for loan losses /
  nonperforming loans                                520%         592%         601%

Performing nonaccrual loans at June 30, 2002 rose $949 thousand (40.7%) from the same period in the previous year and $224 thousand (7.3%) from December 31, 2001. The increase from both periods was the net result of $2.0 million of KSB loans, partially offset by other loans being removed from nonaccrual status or being paid off.

Nonperforming nonaccrual loans at June 30, 2002 increased $784 thousand (12.7%) from the same period a year ago and $1.9 million (38.0%) from year-end, 2001. The increases resulted from the additions of $933 thousand of KSB nonaccruing loans and other loans being placed in nonperforming nonaccrual status, partially offset by other loans being removed from nonaccrual status or being paid off.

Other real estate owned at June 30, 2002 was $72 thousand (13.2%) lower than the previous year and $50 thousand (9.6%) from December 31, 2001, the net result of property sales and principal reductions, partially offset by the addition of new foreclosed property.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and six month periods ended June 30, 2002, if all such loans had performed in accordance with their original terms, was $107 thousand and $240 thousand, respectively, compared to $187 thousand and $366 thousand, respectively, for the second quarter and the first half of 2001.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2002, totaled $156 thousand and $326 thousand, respectively, compared to $234 thousand and $570 thousand, respectively, for the comparable periods in 2001. These cash payments represent annualized yields of 8.40 percent and 8.89 percent, respectively, for the second quarter and the first six months of 2002 compared to 11.04 percent and
14.57 percent, respectively, for the second quarter and the first half of 2001.

Total cash payments received during the second quarter of 2002 which were applied against the book balance of nonaccrual loans outstanding at June 30, 2002, totaled approximately $196 thousand. Cash payments received totaled $384 thousand for the six months ended June 30, 2002.

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


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $54.3 million allowance for loan losses, which constituted 2.17 percent of total loans at June 30, 2002, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                                 Three months ended         Six months ended
                                                     June 30,                  June 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------

Balance, beginning of period                     $52,147      $52,644      $52,086      $52,279

Loan loss provision                                  900          900        1,800        1,800

Loans charged off                                 (1,353)      (2,283)      (2,998)      (3,890)
Recoveries of previously
   charged off loans                                 580        1,207        1,386        2,279
                                            ----------------------------------------------------

  Net credit losses                                 (773)      (1,076)      (1,612)      (1,611)
                                            ----------------------------------------------------

Acquired from Kerman State Bank                    2,050            0        2,050            0

Balance, end of period                           $54,324      $52,468      $54,324      $52,468
                                            ====================================================

Allowance for loan losses /
 loans outstanding                                  2.17%        2.13%


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company quarterly repurchases approximately 250 thousand of its shares of Common Stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition to these systematic repurchases, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased an additional 608 thousand and 1.18 million shares during the first six months of 2002 and 2001, respectively.

The Company's primary capital resource is shareholders' equity, which was $320.4 million at June 30, 2002. This amount represents an increase of $6.0 million (1.9 percent) from December 31, 2001, the net result of shares issued in connection with the KSB acquisition ($14.6 million) the net result of the issuance of stock ($24.3 million, including $14.6 million in connection with the KSB acquisition) and comprehensive income for the period ($43.3 million), partially offset by share repurchases ($46.7 million) and dividends paid ($14.9 million). The slight net growth in equity capital combined with assets acquired from KSB, the Company's ratio of equity to total assets declined to
7.87 percent at June 30, 2002, from 8.16 percent a year ago. The equity to assets ratio was 8.00 percent on December 31, 2001.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                                 At
                              At June 30,   December 31,    Minimum
                        --------------------              Regulatory
                             2002      2001     2001      Requirement
                        ----------------------------------------------

Tier I Capital               9.31%     9.52%        9.29%        4.00%
Total Capital               10.65%    10.93%       10.63%        8.00%
Leverage ratio               7.25%     7.53%        7.30%        4.00%

The risk-based capital ratio decreased at June 30, 2002, compared to the prior year due to combination of asset growth from the KSB acquisition, an increase in intangible assets and a decrease in the total level of tangible (excluding goodwill and purchase premiums) shareholders' equity as a result of the Company's common stock repurchases and dividends paid to shareholders, partially offset by increased net income. The risk-based capital ratio increased at June 30, 2002 from December 31, 2001 primarily due to an increase in tangible shareholders equity from stock issued for the KSB acquisition, partially offset by the Company's common stock repurchases, dividends paid and asset growth from the KSB acquisition.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 100 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 2002 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At June 30, 2002 and 2001, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 2001 Form 10-K substantially conform with accounting policy requirements, no further interim disclosure has been provided. The rule amendments that require expanded disclosure of quantitative and qualitative information about market risk were effective with the 1997 Form 10-K. At June 30, 2002, there were no substantial changes in the information on market risk that was disclosed in the Company's Form 10-Ks dated December 31, 2001.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At June 30, 2002, investment securities available for sale totaled $986.4 million, representing an increase of $94.5 million from June 30, 2001. In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 2002 and 2001 generated substantial cash flows, which are included in the totals provided from operations of $48.3 million and $45.0 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.

During the first six months of 2002 financing activities provided $6.4 million cash. This amount includes cash outflows related to the Company's stock repurchase programs and dividends paid to shareholders of $46.7 million and $14.9 million, respectively, more than offset by $67.0 million proceeds from short-term borrowings.

During the first six months of 2002 the Company had net cash outflows in its investing activities. Purchases net of sales and maturities of investment securities were $89.1 million and were partially offset by net repayments of loans of $33.7 million and $5.4 million cash obtained in the KSB acquisition, resulting in net cash used of $50.3 million.

This compares to the first six months of 2001, when the effect of the Company's stock repurchase programs and dividends paid to shareholders were $64.0 million and $14.4 million, respectively. These cash outflows, added to a $86.3 million reduction in short-term borrowed funds, a $3.2 million reduction in long-term debt, and a $39.2 million decrease in deposits are included in the net cash used in financing activities during the first six months of 2001 of $196.7 million.

Investing activities provided $57.8 million cash in the first half of 2001. Sales and maturities of investment securities net of purchases were $40.9 million while net repayments of loans were $17.8 million.


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

              None

    Item 3 - Defaults upon Senior Securities

              None

    Item 4 - Submission of Matters to a Vote of Security Holders

              Proxies for the Annual Meeting of shareholders held on April 23, 2002, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 28,799,661 shares of the Common Stock of the Company, out of 34,325,750 shares outstanding, were present at the meeting. There were no "broker non-votes" on the following matters because they were considered "routine" and therefore brokers were able to vote. The following matters were submitted to a vote of the shareholders:

              1. - Election of directors:

                                                 For         Withheld
                                               ------         ------
              Etta Allen                      28,579,996      219,664
              Louis E. Bartolini              28,496,859      302,801
              Louis H. Herwaldt               28,612,594      187,066
              Arthur C. Latno, Jr.            28,582,948      216,712
              Patrick D. Lynch                28,496,081      303,579
              Catherine C. MacMillan          28,583,900      215,761
              Patrick J. Mon Pere             28,435,129      364,531
              Ronald A. Nelson                28,601,049      198,611
              Carl R. Otto                    28,603,469      196,191
              David L. Payne                  28,612,476      187,184
              Edward B. Sylvester             28,563,482      236,178

              Shareholders were to cast their vote for or to withhold their vote.

              2. - Ratification of independent certified public
                     accountant firm.
                   A proposal to ratify the selection of KPMG LLP as independent certified public accountants for the Company for 2002.

                                  For     :   28,265,856
                                  Against :      327,483
                                  Abstain :      206,321

    Item 5 - Other Information

              None

    Item 6 - Exhibits and Reports on Form 8-K

                 (a)    Exhibit 11: Computation of Earnings Per Share on Common
                                     and Common Equivalent Shares and on Common
                                     Shares Assuming Full Dilution

                        Exhibit 99.1:  Certification pursuant to 18 U.S.C.
                                       Section 1350, as adopted pursuant to
                                       Section 906 of the Sarbanes-Oxley
                                       Act of 2002

                        Exhibit 99.2:  Certification pursuant to 18 U.S.C.
                                       Section 1350, as adopted pursuant to
                                       Section 906 of the Sarbanes-Oxley
                                       Act of 2002

                 (b)    Reports on Form 8-K

                        None




SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            WESTAMERICA BANCORPORATION
                                            (Registrant)


Date: August 13, 2002
                                            /s/ DENNIS R. HANSEN
                                            ---------------------
                                            Dennis R. Hansen
                                            Senior Vice President
                                            and Controller
                                            Chief Accounting Officer





Exhibit 11

WESTAMERICA BANCORPORATION
Computation of Earnings Per Share on Common and
Common Equivalent Shares and on Common Shares
Assuming Full Dilution


                                                     For the                   For the
                                                   three months               six months
                                                   ended June 30,            ended June 30,
(In thousands, except per share data)           2002         2001         2002         2001
                                            ----------------------------------------------------

Weighted average number of common
  shares outstanding - basic                      33,565       35,433       33,817       35,715

Add exercise of options reduced by the
  number of shares that could have been
  purchased with the proceeds of such
  exercise                                           615          524          589          564
                                            ----------------------------------------------------

Weighted average number of common
  shares outstanding - diluted                    34,180       35,957       34,406       36,279
                                            ====================================================


Net income                                       $19,347      $20,758      $41,006      $41,182

Basic earnings per share                           $0.58        $0.59        $1.21        $1.15

Diluted earnings per share                         $0.57        $0.58        $1.19        $1.14





Exhibit 99.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Payne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  David L. Payne
--------------------
David L. Payne
Chairman, President and Chief Executive Officer
August 13, 2002







Exhibit 99.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jennifer J. Finger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  Jennifer J. Finger
------------------------
Jennifer J. Finger
Senior Vice President and Chief Financial Officer
August 13, 2002