Form 10-Q
period 2002-09-30
WESTAMERICA BANCORPORATION
filed 2002-11-08
CIK 311094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549



FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 2002


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


                    Yes [ x ]               No [    ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Title  of  Class          Shares outstanding as of November 6, 2002

       Common Stock,                              33,520,630
       No Par Value




                                  TABLE OF CONTENTS


                                                                                          Page
Forward Looking Statements                                                                    2

PART I - FINANCIAL INFORMATION                                                                3

  Item 1 - Financial Statements                                                               3

    Financial Summary                                                                         8

    Computation of Certain Performance Measures                                               9
       As Reported and Adjusted for Unusual Items

    Notes to Unaudited Condensed Consolidated Financial Statements                           10

  Item 2 - Management's Discussion and Analysis of Financial Condition                       12
           and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosure about Market Risk                         29

  Item 4 - Controls and Procedures                                                           31

PART II - OTHER INFORMATION                                                                  32

  Item 1 - Legal Proceedings                                                                 32

  Item 2 - Changes in Securities                                                             32

  Item 3 - Defaults upon Senior Securities                                                   32

  Item 4 - Submission of Matters to a Vote of Security Holders                               32

  Item 5 - Other Information                                                                 32

  Item 6 - Exhibits and Reports on Form 8-K                                                  32

  Exhibit 11 - Computation of Earnings Per Share                                             36

  Exhibit 99.1 - Certification Required by 18 U.S.C. Section 1350                            37

  Exhibit 99.2 - Certification Required by 18 U.S.C. Section 1350                            38


                        FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about
Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a continued slowdown in the national and California economies and the possibility of declining real estate valuations;
(2) increased economic uncertainty created by the recent terrorist attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                WESTAMERICA BANCORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                                                           At
                                                  At September 30,    December 31,
                                                  2002        2001         2001
                                            ---------------------------------------

Assets:
  Cash and cash equivalents                     $175,666     $195,575     $179,182
  Money market assets                                633          250          534
  Investment securities available for sale     1,003,201      908,337      948,970
  Investment securities held to maturity,
    with market values of:
     $414,978 at September 30, 2002              399,735
     $220,982 at September 30, 2001                           213,215
     $214,866 at December 31, 2001                                         209,169
  Loans, gross                                 2,508,272    2,480,695    2,484,457
  Allowance for loan losses                      (54,447)     (52,461)     (52,086)
                                            ---------------------------------------
    Loans, net of allowance for loan losses    2,453,825    2,428,234    2,432,371
  Other real estate owned                            470          547          523
  Premises and equipment, net                     38,054       41,832       39,821
  Interest receivable and other assets           137,980      122,358      117,397
                                            ---------------------------------------
    Total Assets                              $4,209,564   $3,910,348   $3,927,967
                                            =======================================

Liabilities:
  Deposits:
    Non-interest bearing                      $1,105,313   $1,014,589   $1,048,458
    Interest bearing:
      Transaction                                521,417      511,252      519,324
      Savings                                  1,008,847      873,423      863,523
      Time                                       650,325      858,652      803,330
                                            ---------------------------------------
    Total deposits                             3,285,902    3,257,916    3,234,635
  Short-term borrowed funds                      335,989      256,032      271,911
  Federal Home Loan Bank advance                 170,000            0       40,000
  Notes Payable                                   24,607       45,438       27,821
  Liability for interest, taxes and
    other expenses                                57,626       27,821       39,241
                                            ---------------------------------------
    Total Liabilities                          3,874,124    3,587,207    3,613,608
                                            =======================================

Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
       33,601 at September 30, 2002              222,493
       34,714 at September 30, 2001                           211,748
       34,220 at December 31, 2001                                         209,074
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale                      19,797       16,537       11,900
  Retained earnings                               93,150       94,856       93,385
                                            ---------------------------------------
    Total Shareholders' Equity                   335,440      323,141      314,359
                                            =======================================
    Total Liabilities and
          Shareholders' Equity                $4,209,564   $3,910,348   $3,927,967
                                            =======================================


See accompanying notes to consolidated financial statements.

Page 3
                                WESTAMERICA BANCORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                           (In thousands, except per share data)

                                                 Three months ended        Nine months ended
                                                   September 30,             September 30,
                                                2002         2001         2002         2001
                                            ----------------------------------------------------
Interest Income:
  Loans                                          $44,145      $48,098     $132,023     $148,344
  Money market assets and funds sold                   6           18           10           24
  Investment securities available for sale
    Taxable                                        8,191        8,968       24,844       28,271
    Tax-exempt                                     3,653        3,515       11,187        9,681
  Investment securities held to maturity
    Taxable                                        2,238        1,104        4,282        3,565
    Tax-exempt                                     2,323        1,951        6,235        5,891
                                            ----------------------------------------------------
    Total interest income                         60,556       63,654      178,581      195,776
                                            ----------------------------------------------------
Interest Expense:
  Transaction deposits                               395          639        1,215        2,255
  Savings deposits                                 2,761        4,476        8,320       13,222
  Time deposits                                    3,937        8,448       13,345       31,139
  Short-term borrowed funds                          887        1,803        2,808        7,726
  Federal Home Loan Bank advance                   1,576            0        3,615
  Debt financing and notes payable                   443          499        1,345        1,516
                                            ----------------------------------------------------
    Total interest expense                         9,999       15,865       30,648       55,858
                                            ----------------------------------------------------
Net Interest Income                               50,557       47,789      147,933      139,918
                                            ----------------------------------------------------
Provision for loan losses                            900          900        2,700        2,700
                                            ----------------------------------------------------
Net Interest Income After
  Provision For Loan Losses                       49,657       46,889      145,233      137,218
                                            ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts              6,294        5,806       18,262       17,274
  Merchant credit card                               971        1,047        2,839        3,032
  Financial services commissions                     284          375        1,048          994
  Mortgage banking                                   303          260          707          722
  Trust fees                                         220          221          774          752
  Impairment of investment securities                  0            0       (4,260)           0
  Other                                            2,383        2,881        6,968        9,095
                                            ----------------------------------------------------
  Total Noninterest Income                        10,455       10,590       26,338       31,869
                                            ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                   13,844       13,471       41,987       40,040
  Occupancy                                        3,074        3,073        8,903        8,900
  Equipment                                        1,479        1,513        4,339        4,587
  Data processing                                  1,529        1,502        4,543        4,577
  Professional fees                                  501          370        1,316        1,221
  Other real estate owned                              2           18           52          159
  Other                                            5,535        5,816       16,427       17,482
                                            ----------------------------------------------------
  Total Noninterest Expense                       25,964       25,763       77,567       76,966
                                            ----------------------------------------------------
Income Before Income Taxes                        34,148       31,716       94,004       92,121
                                            ----------------------------------------------------
  Provision for income taxes                      11,271       10,391       30,121       29,613
                                            ----------------------------------------------------
Net Income                                       $22,877      $21,325      $63,883      $62,508
                                            ====================================================
Comprehensive Income:
  Change in unrealized gain on
   securities available for sale, net              5,614        6,278        7,897        9,368
                                            ----------------------------------------------------
Comprehensive Income                             $28,491      $27,603      $71,780      $71,876
                                            ====================================================

Average Shares Outstanding                        33,621       35,002       33,751       35,475
Diluted Average Shares Outstanding                34,118       35,524       34,309       36,025

Per Share Data:
  Basic Earnings                                   $0.68        $0.61        $1.89        $1.76
  Diluted Earnings                                  0.67         0.60         1.86         1.74
  Dividends Paid                                    0.22         0.21         0.66         0.61


See accompanying notes to consolidated financial statements.

                                 WESTAMERICA BANCORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      (In thousands)


                                                            Compre-
                                               Common       hensive     Retained
                                                Stock       Income      Earnings       Total
                                            ----------------------------------------------------

Balance, December 31, 2000                      $206,952       $7,169     $123,626     $337,747
  Net income for the period                                                 62,508       62,508
  Stock issued, including
    stock option tax benefits                     17,563                                 17,563
  Purchase and retirement of stock               (12,767)                  (69,493)     (82,260)
  Dividends                                                                (21,785)     (21,785)
  Unrealized gain on securities available
    for sale, net                                               9,368                     9,368
                                            ----------------------------------------------------
Balance, September 30, 2001                     $211,748      $16,537      $94,856     $323,141
                                            ====================================================

Balance, December 31, 2001                      $209,074      $11,900      $93,385     $314,359
  Net income for the period                                                $63,883       63,883
  Stock issued in connection with
    purchase of Kerman State Bank                 14,620                                 14,620
  Stock issued, including
    stock option tax benefits                     10,761                                 10,761
  Purchase and retirement of stock               (11,962)                  (41,935)     (53,897)
  Dividends                                                                (22,183)     (22,183)
  Unrealized gain on securities available
    for sale, net                                               7,897                     7,897
                                            ----------------------------------------------------
Balance, September 30, 2002                     $222,493      $19,797      $93,150     $335,440
                                            ====================================================


See accompanying notes to consolidated financial statements.


                               WESTAMERICA BANCORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                            Nine months
                                                                         ended September 30,
                                                                          2002         2001
                                                                      --------------------------
Operating Activities:
  Net income                                                               $63,883      $62,508
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                             3,396        3,686
    Amortization of intangibles                                              1,429        2,584
    Loan loss provision                                                      2,700        2,700
    Amortization of deferred net loan (cost)/fees                              375          796
    Decrease in interest income receivable                                     445        4,446
    (Increase) in other assets                                             (12,169)      (8,927)
    (Decrease) increase in income taxes payable                             (1,863)       3,836
    (Decrease) in interest expense payable                                  (1,376)      (4,372)
    Increase in other liabilities                                           12,108        5,738
    Writedown of equipment                                                     470          238
    Originations of loans for resale                                        (9,494)      (4,418)
    Proceeds from sale of loans originated for resale                        9,982        4,417
    Net (gain) loss on sale of loans originated for resale                     (99)          10
    Net gain on sale of property acquired
     in satisfaction of debt                                                  (108)        (155)
    Writedown on property acquired in satisfaction of debt                      37           78
    Impairment of investment securities                                      4,260            0
                                                                      --------------------------

Net Cash Provided by Operating Activities                                   73,976       73,165
                                                                      --------------------------
Investing Activities:
  Net cash obtained in mergers and acquisitions                              5,368            0
  Net originations (repayments) of loans                                    32,692       (2,152)
  Purchases of investment securities available for sale                 (1,555,621)    (208,411)
  Purchases of investment securities held to maturity                     (204,805)      (3,780)
  Purchases of property, plant and equipment                                (1,562)      (3,576)
  Proceeds from maturity of securities available for sale                1,512,295      236,864
  Proceeds from maturity of securities held to maturity                     30,864       18,600
  Proceeds from sale of securities available for sale                        1,000          651
  Proceeds from sale of property and equipment                                 548            0
  Proceeds from property acquired in satisfaction
    of debt                                                                    391        1,898
                                                                      --------------------------
Net Cash (Used In) Provided By Investing Activities                       (178,830)      40,094
                                                                      --------------------------
Financing Activities:
  Net (decrease) increase in deposits                                      (32,300)      21,170
  Net increase (decrease) in short-term borrowings                          74,353     (130,910)
  Net increase in FHLB advances                                            130,000            0
  Repayments of notes payable                                               (3,214)      (3,215)
  Exercise of stock options/issuance of shares                               8,579       12,834
  Repurchases/retirement of stock                                          (53,897)     (82,260)
  Dividends paid                                                           (22,183)     (21,785)
                                                                      --------------------------
Net Cash Provided By (Used In) Financing Activities                        101,338     (204,166)
                                                                      --------------------------
Net (Decrease) In Cash and Cash Equivalents                                 (3,516)     (90,907)
                                                                      --------------------------
Cash and Cash Equivalents at Beginning of Period                           179,182      286,482
                                                                      --------------------------
Cash and Cash Equivalents at End of Period                                $175,666     $195,575
                                                                      ==========================


Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                $375         $303
  Unrealized gain on securities available for sale                           7,897        9,368

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                              29,319       52,145
  Income tax payments for the period                                        30,638       27,181
  Income tax benefit from stock option exercises                             2,182        4,729

The acquisition of Kerman State Bank
    involved the following:
  Common Stock issued                                                       14,620           --
  Liabilities assumed                                                       85,085           --
  Fair value of assets acquired, other than cash
    and cash equivalents                                                   (90,170)          --
  Core deposit intangible                                                   (2,500)
  Goodwill                                                                  (1,667)          --
  Net cash and cash equivalents received                                     5,368           --


See accompanying notes to consolidated financial statements.

                                  WESTAMERICA BANCORPORATION
                                      Financial Summary
                        (dollars in thousands, except per share amounts)

                                               Three months ended        Nine months ended
                                                 September 30,             September 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------
Net Interest Income (FTE)                        $54,914      $51,778     $160,723     $151,306
Provision for loan losses                           (900)        (900)      (2,700)      (2,700)
Noninterest income:
  Noninterest income excluding impairment         10,455       10,590       30,598       31,869
  Impairment of investment securities                  0            0       (4,260)           0
                                            ----------------------------------------------------
Total noninterest income                          10,455       10,590       26,338       31,869
Noninterest expense                              (25,964)     (25,763)     (77,567)     (76,966)
Provision for income taxes (FTE)                 (15,628)     (14,380)     (42,911)     (41,001)
                                            ----------------------------------------------------
Net income                                       $22,877      $21,325      $63,883      $62,508
                                            ====================================================

Average shares outstanding                        33,621       35,002       33,751       35,475
Diluted average shares outstanding                34,118       35,524       34,309       36,025
Shares outstanding at period end                  33,601       34,714       33,601       34,714

Basic earnings per share                           $0.68        $0.61        $1.89        $1.76
Diluted earnings per share                          0.67         0.60         1.86         1.74

Financial Ratios for the Period:
  Return on assets                                  2.20%        2.20%        2.14%        2.17%
  Return on equity                                 29.59%       27.48%       28.51%       26.69%
  Net interest margin                               5.71%        5.78%        5.79%        5.68%
  Net loan losses to average loans                  0.12%        0.15%        0.13%        0.14%
  Efficiency ratio                                  39.7%        41.3%        41.5%        42.0%

Average Balances:
  Total assets                                $4,117,310   $3,849,715   $3,987,215   $3,848,996
  Earning assets                               3,828,919    3,566,979    3,706,432    3,560,543
  Total loans                                  2,492,030    2,467,547    2,470,522    2,460,526
  Total deposits                               3,333,300    3,247,687    3,255,656    3,203,475
  Shareholders' equity                           306,685      307,889      299,553      313,072

Balances at Period End:
  Total assets                                $4,209,564   $3,910,348
  Earning assets                               3,857,393    3,550,036
  Total loans                                  2,508,272    2,480,695
  Total deposits                               3,285,902    3,257,916
  Shareholders' equity                           335,440      323,141

Financial Ratios at Period End:
  Allowance for loan losses to loans                2.17%        2.11%
  Book value per share                             $9.98        $9.31
  Equity to assets                                  7.97%        8.26%
  Total capital to risk assets                     10.80%       10.93%

Dividends Paid Per Share                           $0.22        $0.21        $0.66        $0.61
Dividend Payout Ratio                                 33%          35%          35%          35%


WESTAMERICA BANCORPORATION
Computation of Certain Performance Measures
As Reported and Adjusted for Unusual Items


                                                 Three months               Nine months
                                               ended September 30,       ended September 30,
(In thousands)                                  2002         2001         2002         2001
                                            ----------------------------------------------------

Financial Ratios for the Period:
  Net income                                     $22,877      $21,325      $63,883      $62,508
  Return on assets                                  2.20%        2.20%        2.14%        2.17%
  Return on equity                                 29.59%       27.48%       28.51%       26.69%
  Net interest margin                               5.71%        5.78%        5.79%        5.68%
  Net loan losses to average loans                  0.12%        0.15%        0.13%        0.14%
  Efficiency ratio                                  39.7%        41.3%        41.5%        42.0%

Excluding Securities Impairment & Merger Costs:
  Net income                                     $22,877      $21,325      $66,582      $62,508
  Return on assets                                  2.20%        2.20%        2.23%        2.17%
  Return on equity                                 29.59%       27.48%       29.72%       26.69%
  Net interest margin                               5.71%        5.78%        5.79%        5.68%
  Net loan losses to average loans                  0.12%        0.15%        0.13%        0.14%
  Efficiency ratio                                  39.7%        41.3%        40.3%        42.0%


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2: Critical Accounting Policies.

  Certain accounting policies underlying the preparation of these financial statements require management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, which is discussed in
  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 3: Acquisition

  The acquisition of Kerman State Bank ("KSB"), a three-branch depository institution headquartered in Fresno County, California, was completed on June 21, 2002. At the time of the acquisition, KSB had total assets of $95 million and total deposits of $84 million. Pursuant to the terms of the merger agreement, 0.2487 shares of Westamerica common stock were issued for each outstanding share of KSB, for a total of 355 thousand shares issued. Based on the Company's closing stock price of $41.18 on June 21, the acquisition was valued at approximately $14.6 million. The Company recorded goodwill and a core deposit intangible of $1.7 million and $2.5 million, respectively, in accordance with the purchase method of accounting. Acquisition expenses consisting primarily of employee severance costs charged to expenses were $400 thousand.

Note 4: Goodwill and Other Intangible Assets

  The Company has recorded goodwill and core deposit intangibles acquired in prior years' purchase business combinations and, effective January 1, 2002, accounts for them in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer being amortized, but is periodically evaluated for impairment. The Company determined that no impairment existed as of September 30, 2002. Core deposit intangibles are amortized to their estimated residual values over their expected useful lives; such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. The Company determined that no such adjustments were required as of September 30, 2002.


  The following table summarizes the Company's goodwill and core deposit intangible assets as of January 1, 2002 and September 30, 2002 (dollars in thousands).
                                        At                                   At
                                   January 1,                          September 30,
                                       2002   Additions   Reductions          2002
                                  -------------------------------------------------

    Goodwill                        $20,301       $1,667           $0      $21,968
    Accumulated Amortization         (3,972)           0            0       (3,972)
                                  -------------------------------------------------
    Net                             $16,329       $1,667           $0      $17,996
                                  =================================================

    Core Deposit Intangibles         $5,283       $2,500           $0       $7,783
    Accumulated Amortization         (2,599)           0          703       (3,302)
                                  -------------------------------------------------
    Net                              $2,684       $2,500         $703       $4,481
                                  =================================================


  The KSB acquisition in the second quarter of 2002 resulted in the addition of $1.7 million of goodwill and $2.5 million of core deposit intangibles.

  At September 30, 2002, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2002 and annually through 2007 is $301, $743, $543, $469, $427, and $427, respectively. The weighted average amortization period for core deposit intangibles is 8.8 years.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported third quarter 2002 net income of $22.9 million or $0.67 diluted earnings per share, reflecting a full quarter of results after the second quarter merger with Kerman State Bank ("KSB"). These results compare with net income of $21.3 million or $0.60 diluted earnings per share for the third quarter of 2001.

On a year-to-date basis, the Company reported net income for the nine months ended September 30, 2002 of $63.9 million or $1.86 diluted earnings per share, compared with $62.5 million or $1.74 per share for the same period of 2001. The year-to-date results in 2002 included after-tax expenses in connection with the KSB acquisition ($230 thousand) and after-tax securities impairment charge ($2.5 million) incurred in the second quarter of 2002.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                                Three months ended        Nine months ended
                                                  September 30,             September 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------

Net interest income (FTE)                        $54,914      $51,778     $160,723     $151,306
Provision for loan losses                           (900)        (900)      (2,700)      (2,700)
Noninterest income:
  Noninterest income excluding impairment         10,455       10,590       30,598       31,869
  Impairment of investment securities                  0            0       (4,260)           0
                                            ----------------------------------------------------
Total noninterest income                          10,455       10,590       26,338       31,869
Noninterest expense                              (25,964)     (25,763)     (77,567)     (76,966)
Provision for income taxes (FTE)                 (15,628)     (14,380)     (42,911)     (41,001)
                                            ----------------------------------------------------
Net income                                       $22,877      $21,325      $63,883      $62,508
                                            ====================================================

Net income for the third quarter of 2002 was $1.6 million (7.3%) more than the same quarter of 2001 primarily as a result of higher net interest income (FTE) (up $3.1 million or 6.1%). The improvement resulted from volume growth of earning assets (up $261.9 million), partially reduced by the effect of declining yields on those assets. The growth of net interest income exceeded a decline in noninterest income and an increase in noninterest expense. The provision for income taxes (FTE) increased $1.2 million (8.7%) primarily due to higher pretax earnings.

Comparing the first nine months of 2002 to the prior year, net income rose $1.4 million (2.2%). The increase in net interest income (up $9.4 million or 6.2%) was greater than the decline (down $5.5 million or 17.4%) in noninterest income. The increase in net interest income was due to both a higher margin (up 12 basis points ("bp")) and higher average earning assets (up $145.9 million). The decline in noninterest income resulted from the pretax securities impairment charge of $4.3 million incurred in the second quarter. The net revenue improvement was partially reduced by a $600 thousand (0.8%) increase in noninterest expense, which included the pretax KSB acquisition costs of $400 thousand incurred in the second quarter of 2002. The provision for income taxes (FTE) increased $1.9 million (4.7%).

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                             Three months ended           Nine months ended
                                                September 30,                September 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------

Interest income                                  $60,556      $63,654     $178,581     $195,776
Interest expense                                  (9,999)     (15,865)     (30,648)     (55,858)
FTE adjustment                                     4,357        3,989       12,790       11,388
                                            ----------------------------------------------------
  Net interest income (FTE)                      $54,914      $51,778     $160,723     $151,306
                                            ====================================================

Average earning assets                        $3,828,919   $3,566,979   $3,706,432   $3,560,543

Net interest margin (FTE)                           5.71%        5.78%        5.79%        5.68%


The Company's primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) during the third quarter of 2002 increased $3.1 million (6.1%) from the same period in 2001 to $54.9 million. The increase was the net result of a $261.9 million increase in average earning assets (the volume component), partially reduced by a lower margin earned on those assets (the rate component). The decrease in the net interest margin was the net effect of an 80 bp drop in the asset yield, which was reduced by a 73 bp drop in the cost of funds.

Comparing the first nine months of 2002 with the previous year, net interest income (FTE) increased $9.4 million (6.2%), with approximately 85% of the increase attributable to volume growth and the remaining to an 11 bp increase in the net interest margin. The margin expansion was the result of a decrease of 88 bp in asset yields combined with a 99 bp decline in the cost of funds.


Interest and Fee Income

Interest & fee income (FTE) for the third quarter of 2002 decreased $2.7 million (4.0%) from the same period in 2001. The decrease was the net effect of higher average earning assets in the 2002 period and lower yields earned on those assets. Average earning assets grew $261.9 million (7.3%) A substantial portion of the growth was led by expansion in investments as follows: U.S. Agency obligations (up $142.3 million), participation certificates (up $115.9 million), municipal securities (up $41.4 million) and other securities (up $19.8 million). Although commercial loan demand remained weak (the $21.0 million growth was attributable to the KSB acquisition), indirect consumer loans were up $51.5 million. The growth was reduced by declines in U.S. Treasury securities (down $81.0 million), construction (down $19.8 million), residential real estate (down $16.6 million) and direct consumer (down $17.2 million) loans.

The average yield on the Company's earning assets decreased for the quarter from 7.53% in 2001 to 6.74% in 2002 (down 79 bp). This downward trend in yields was reflective of general interest rate markets during much of 2001 and into 2002, as is particularly evident in variable-rate loans such as commercial (131 bp decline in yield), construction (176 bp decline) and personal lines of credit (194 bp decline). Fixed-rate loan yields are less sensitive to market rate fluctuations; for example, commercial real estate (down 17 bp), residential real estate (down 74 bp) and indirect consumer (down 95 bp) loans. As a result, the loan portfolio yield decreased 74 bp. Yields on investment securities decreased by 82 bp, as maturing securities were replaced at current, lower market rates. Participation certificates, U.S. Agency obligations and other securities yields declined 134 bp, 129 bp and 121 bp, respectively.

Comparing the first nine months of 2002 to 2001, interest & fee income (FTE) decreased by $15.8 million (7.6%). Consistent with the third quarter comparison, the decline was due to the combined effect of a higher volume of earning assets and the impact of lower yields. The positive volume component of the change was caused by an $145.9 million (4.1%) increase in average earning assets, including higher U.S. agency obligations (up $77.7 million), participation certificates ($43.6 million), municipal securities (up $46.1 million), other securities (up $28.0 million), indirect consumer loans (up $39.3 million) and commercial real estate loans (up $13.7 million). Declining were U.S. Treasury securities (down $59.5 million), residential real estate loans (down $20.6 million), direct consumer loans (down $22.1 million) and construction loans (down 7.9 million).

The average yield on earning assets for the first three quarters of 2002 was 6.89% compared with 7.77% in 2001. Loan yields, especially those more sensitive to market rates, declined: the yield on commercial loans was down 193 bp, construction yields declined 250 bp, and personal lines of credit were down 286 bp. Much smaller declines occurred in fixed-rate loan yields, so that the total loan yield declined 90 bp. The investment portfolio yield decreased 88 bp, affected primarily by lower yields on participation certificates (down 166 bp), other securities (down 139 bp) and U.S. agency (down 95 bp).


Interest Expense

Interest expense fell $5.9 million (37.0%) in the third quarter of 200 compared with the year-ago period. The decrease primarily resulted from a drop in the average rate paid on interest-bearing liabilities from 2.53% in the third quarter of 2001 to 1.48% in 2002. Rates paid on those liabilities that move with general market conditions declined accordingly: the average rate on Fed Funds dropped 180 bp, those on CDs over $100 thousand declined 176 bp, and those on preferred money market accounts were lowered an average of 186 bp.

Average interest-bearing liabilities increased $182.1 million (7.3%) in the third quarter, resulting in a $790 thousand increase in volume-related interest expense. Higher rate CDs and long-term notes payable declined $176.0 million and $3.2 million, respectively. Much of this decline was replaced at lower interest rates in money market accounts (up $136.4 million), savings accounts (up $34.9 million) and Federal Home Loan Bank ("FHLB") loans (up $166.5 million).

During the first nine months of 2002, interest expense decreased $25.2 million (45.1%) in 2002 from 2001, again due to a lower average rate paid on interest-bearing liabilities (1.57% in the first nine months of 2002 compared with 2.96% in the year-ago period). All deposit categories declined including preferred money market (from 3.71% in the first three quarters of 2001 to 1.50% in the same period of 2002) and CDs (from 4.74% to 2.47%). Interest rates on short-term borrowings also declined from 3.84% to 1.53%.

Interest-bearing liabilities grew $79.7 million (3.2%) for the nine months ended September 30, 2002. However, a change in the mix of liabilities from higher-rate to lower-rate components resulted in reduction of volume-related interest expense by $549 thousand. Declines in CDs (down $156.1 million), short-term borrowings (down $22.0 million) and long-term notes payable (down $3.2 million) were less than growth in money market accounts (up $104.7 million), savings accounts (up $28.3 million) and FHLB loans (up $128.2 million).

In all reported periods, the Company has attempted to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to reduce the effect of adverse cyclical trends.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

                                               Three months ended        Nine months ended
                                                  September 30,             September 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------
Yield on earning assets                             6.74%        7.53%        6.89%        7.77%
Rate paid on interest-bearing
  liabilities                                       1.48%        2.53%        1.57%        2.96%
                                            ----------------------------------------------------
  Net interest spread                               5.26%        5.00%        5.32%        4.81%

Impact of all other net
  noninterest bearing funds                         0.45%        0.78%        0.47%        0.87%
                                            ----------------------------------------------------
    Net interest margin                             5.71%        5.78%        5.79%        5.68%
                                            ====================================================

The net interest margin fell 7 basis points during the third quarter of 2002 compared to the third quarter of 2001. The unfavorable impact of lower rates earned on loans and the investment portfolio, triggered by market trends, was less than decreases in rates paid on deposits and short-term funds. The result was a 25 bp increase in the net interest spread. Partially offsetting the increase in spread was the lower value of noninterest bearing funding sources. While the average balance of these sources increased $85.5 million during the third quarter of 2002, their value decreased 32 bp because of the lower market interest rates at which they could be invested.

On a year-to-date basis, the net interest margin increased 11 bp when compared with the same period in 2001. The effect of lower yields on earning assets was exceeded by the declining cost of interest-bearing liabilities, resulting in a 51 bp improvement in the interest spread. Noninterest bearing funding sources increased $58.5 million and their value decreased 40 bp.

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

                                                                  Three months ended
                                                                  September 30, 2002
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                             $1,716           $6         1.39%
Investment securities:
  Available for sale
    Taxable                                                   680,305        8,191         4.78%
    Tax-exempt                                                303,685        5,544         7.30%
  Held to maturity
    Taxable                                                   174,272        2,238         5.09%
    Tax-exempt                                                176,911        3,522         7.96%
Loans:
  Commercial
    Taxable                                                   413,196        6,454         6.20%
    Tax-exempt                                                197,600        3,724         7.48%
  Commercial real estate                                      984,278       19,984         8.06%
  Real estate construction                                     49,176          927         7.48%
  Real estate residential                                     335,007        5,107         6.10%
  Consumer                                                    512,773        9,216         7.13%
                                                         --------------------------
    Total loans                                             2,492,030       45,412         7.24%
                                                         --------------------------
    Total earning assets                                    3,828,919       64,913         6.74%
Other assets                                                  288,391
                                                         -------------
    Total assets                                           $4,117,310
                                                         =============
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                               $1,103,431          $--           --
  Savings and interest-bearing
    transaction                                             1,550,070        3,157         0.81%
  Time less than $100,000                                     337,193        2,009         2.36%
  Time $100,000 or more                                       342,606        1,928         2.23%
                                                         --------------------------
     Total interest-bearing deposits                        2,229,869        7,094         1.26%
Short-term borrowed funds                                     252,045          887         1.40%
Federal Home Loan Bank advance                                166,505        1,576         3.70%
Debt financing and notes payable                               24,607          442         7.18%
                                                         --------------------------
    Total interest-bearing liabilities                      2,673,026        9,999         1.48%

Other liabilities                                              34,167
Shareholders' equity                                          306,686
                                                         -------------
    Total liabilities and shareholders' equity             $4,117,310
                                                         =============
Net interest spread (1)                                                                    5.26%

Net interest income and interest margin (2)                                $54,914         5.71%
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


                                                                 Three months ended
                                                                 September 30, 2001
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Money market assets and funds sold                             $2,759          $18         2.59%
Investment securities:
  Available for sale
    Taxable                                                   597,555        9,171         6.09%
    Tax-exempt                                                281,854        5,338         7.58%
  Held to maturity
    Taxable                                                    73,915          901         4.84%
    Tax-exempt                                                143,349        2,878         8.03%
Loans:
  Commercial
    Taxable                                                   401,421        8,032         7.94%
    Tax-exempt                                                188,353        3,705         7.80%
  Commercial real estate                                      978,748       20,064         8.12%
  Real estate construction                                     68,954        1,575         9.06%
  Real estate residential                                     351,639        6,009         6.84%
  Consumer                                                    478,432        9,952         8.25%
                                                         --------------------------
    Total loans                                             2,467,547       49,337         7.94%
                                                         --------------------------
    Total earning assets                                    3,566,979       67,643         7.53%
Other assets                                                  282,736
                                                         -------------
    Total assets                                           $3,849,715
                                                         =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                               $1,013,148          $--           --
  Savings and interest-bearing
    transaction                                             1,378,731        5,115         1.47%
  Time less than $100,000                                     386,732        3,954         4.06%
  Time $100,000 or more                                       469,076        4,494         3.80%
                                                         --------------------------
    Total interest-bearing deposits                         2,234,539       13,563         2.41%
Short-term borrowed funds                                     228,594        1,803         3.12%
Federal Home Loan Bank advance                                      0            0         0.00%
Debt financing and notes payable                               27,821          499         7.17%
                                                         --------------------------
     Total interest-bearing liabilities                     2,490,954       15,865         2.53%

Other liabilities                                              37,724
Shareholders' equity                                          307,889
                                                         -------------
    Total liabilities and shareholders' equity             $3,849,715
                                                         =============
Net interest spread (1)                                                                    5.00%

Net interest income and interest margin (2)                                $51,778         5.78%
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


                                                                 Nine months ended
                                                                 September 30, 2002
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                             $1,265          $10         1.06%
Investment securities:
  Available for sale
    Taxable                                                   660,480       24,813         5.02%
    Tax-exempt                                                309,138       16,994         7.33%
  Held to maturity
    Taxable                                                   106,272        4,282         5.39%
    Tax-exempt                                                158,754        9,446         7.93%
Loans:
  Commercial
    Taxable                                                   401,807       18,522         6.16%
    Tax-exempt                                                196,334       11,190         7.60%
  Commercial real estate                                      978,749       59,490         8.13%
  Real estate construction                                     49,176        3,333         9.06%
  Real estate residential                                     335,007       15,915         6.33%
  Consumer                                                    512,773       27,376         7.14%
                                                         --------------------------
    Total loans                                             2,473,846      135,826         7.34%
                                                         --------------------------
    Total earning assets                                    3,709,755      191,371         6.89%
Other assets                                                  277,460
                                                         -------------
    Total assets                                           $3,987,215
                                                         =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                               $1,056,367          $--           --
  Savings and interest-bearing
    transaction                                             1,477,495        9,535         0.86%
  Time less than $100,000                                     341,370        6,511         2.55%
  Time $100,000 or more                                       380,424        6,834         2.40%
                                                         --------------------------
    Total interest-bearing deposits                         2,199,289       22,880         1.39%
Short-term borrowed funds                                     244,898        2,808         1.51%
Federal Home Loan Bank advance                                128,153        3,615         3.72%
Debt financing and notes payable                               24,964        1,345         7.18%
                                                         --------------------------
     Total interest-bearing liabilities                     2,597,304       30,648         1.57%

Other liabilities                                              33,990
Shareholders' equity                                          299,554
                                                         -------------
    Total liabilities and shareholders' equity             $3,987,215
                                                         =============
Net interest spread (1)                                                                    5.32%

Net interest income and interest margin (2)                               $160,723         5.79%
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


                                                                 Nine months ended
                                                                 September 30, 2001
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                             $1,229          $23         2.50%
Investment securities:
  Available for sale
    Taxable                                                   619,704       28,843         6.22%
    Tax-exempt                                                256,904       14,597         7.58%
  Held to maturity
    Taxable                                                    75,419        2,988         5.30%
    Tax-exempt                                                146,761        8,700         7.90%
Loans:
  Commercial
    Taxable                                                   400,796       26,733         8.92%
    Tax-exempt                                                190,078       11,083         7.80%
  Commercial real estate                                      968,897       60,171         8.29%
  Real estate construction                                     67,702        4,979         9.68%
  Real estate residential                                     353,253       18,487         7.00%
  Consumer                                                    479,800       30,560         8.52%
                                                         --------------------------
    Total loans                                             2,460,526      152,013         8.24%
                                                         --------------------------
    Total earning assets                                    3,560,543      207,164         7.77%
Other assets                                                  288,453
                                                         -------------
    Total assets                                           $3,848,996
                                                         =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                 $980,974          $--           --
  Savings and interest-bearing
    transaction                                             1,344,565       15,477         1.54%
  Time less than $100,000                                     392,812       13,712         4.67%
  Time $100,000 or more                                       485,124       17,427         4.80%
                                                         --------------------------
    Total interest-bearing deposits                         2,222,501       46,616         2.80%
Short-term borrowed funds                                     266,928        7,726         3.84%
Federal Home Loan Bank advance                                      0            0         0.00%
Debt financing and notes payable                               28,178        1,516         7.17%
                                                         --------------------------
     Total interest-bearing liabilities                     2,517,607       55,858         2.96%

Other liabilities                                              37,343
Shareholders' equity                                          313,072
                                                         -------------
    Total liabilities and shareholders' equity             $3,848,996
                                                         =============
Net interest spread (1)                                                                    4.81%

Net interest income and interest margin (2)                               $151,306         5.68%
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


Summary of Changes in Interest Income and Expense due to Average Asset & Liability Balances and Yields Earned & Rates Paid

The following tables set forth a summary of the changes in interest income and interest expense attributable to average asset and liability balances (volume) and average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (dollars in thousands).

                                                         Three months ended September 30, 2002
                                                               compared with three months
                                                                ended September 30, 2001
                                                         ---------------------------------------

                                                            Volume        Rate         Total
                                                         ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                ($5)         ($7)        ($12)
Investment securities:
  Available for sale
    Taxable                                                     1,163       (2,143)        (980)
    Tax-exempt                                                   $406         (200)         206
  Held to maturity
    Taxable                                                    $1,286           51        1,337
    Tax-exempt                                                   $669          (25)         644
Loans:
  Commercial
    Taxable                                                      $230       (1,808)      (1,578)
    Tax-exempt                                                   $178         (159)          19
  Commercial real estate                                         $113         (193)         (80)
  Real estate construction                                       (403)        (245)        (648)
  Real estate residential                                        (275)        (627)        (902)
  Consumer                                                        681       (1,417)        (736)
                                                         ---------------------------------------
    Total loans                                                   524       (4,449)      (3,925)
                                                         ---------------------------------------

    Total earning assets                                        4,043       (6,773)      (2,730)
                                                         ---------------------------------------

Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                   574       (2,532)      (1,958)
  Time less than $100,000                                        (457)      (1,488)      (1,945)
  Time $100,000 or more                                        (1,014)      (1,552)      (2,566)
                                                         ---------------------------------------
     Total interest-bearing deposits                             (897)      (5,572)      (6,469)
                                                         ---------------------------------------

Short-term borrowed funds                                         169       (1,085)        (916)
Federal Home Loan Bank advance                                  1,576            0        1,576
Debt financing and notes payable                                  (58)           1          (57)
                                                         ---------------------------------------

    Total interest-bearing liabilities                            790       (6,656)      (5,866)
                                                         ---------------------------------------

Increase in Net Interest Income                                $3,253        ($117)      $3,136
                                                         =======================================


                                                         Nine months ended September 30, 2002
                                                               compared with nine months
                                                                ended September 30, 2001
                                                         ---------------------------------------

                                                            Volume        Rate         Total
                                                         ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                  1          (14)        ($13)
Investment securities:
  Available for sale
    Taxable                                                     1,805       (5,835)      (4,030)
    Tax-exempt                                                  2,882         (485)       2,397
  Held to maturity
    Taxable                                                     1,242           52        1,294
    Tax-exempt                                                    713           33          746
Loans:
  Commercial
    Taxable                                                        67       (8,278)      (8,211)
    Tax-exempt                                                    359         (252)         107
  Commercial real estate                                          608       (1,289)        (681)
  Real estate construction                                     (1,279)        (367)      (1,646)
  Real estate residential                                        (923)      (1,649)      (2,572)
  Consumer                                                      1,999       (5,183)      (3,184)
                                                         ---------------------------------------
    Total loans                                                   831      (17,018)     (16,187)
                                                         ---------------------------------------

    Total earning assets                                        7,474      (23,267)     (15,793)
                                                         ---------------------------------------

Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                 1,407       (7,349)      (5,942)
  Time less than $100,000                                      (1,613)      (5,588)      (7,201)
  Time $100,000 or more                                        (3,194)      (7,399)     (10,593)
                                                         ---------------------------------------
     Total interest-bearing deposits                           (3,400)     (20,336)     (23,736)
                                                         ---------------------------------------

Short-term borrowed funds                                        (591)      (4,327)      (4,918)
Federal Home Loan Bank advance                                  3,615            0        3,615
Debt financing and notes payable                                 (173)           2         (171)
                                                         ---------------------------------------

    Total interest-bearing liabilities                           (549)     (24,661)     (25,210)
                                                         ---------------------------------------

Increase in Net Interest Income                                $8,023       $1,394       $9,417
                                                         =======================================


Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $900 thousand for loan losses in the third quarters of 2002 and 2001. For the first nine months of 2001 and 2002, $2.7 million was provided in each period. Additionally, $2.1 million of reserves were acquired in connection with the KSB acquisition in the second quarter of 2002. For further information regarding net credit losses and the reserve for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                                Three months ended        Nine months ended
                                                   September 30,             September 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------
Noninterest income excluding impairment
  Service charges on deposit accounts              6,294       $5,806      $18,262      $17,274
  Merchant credit card                               971        1,047        2,839        3,032
  ATM fees and interchange                           686          642        1,820        1,700
  Debit card fees                                    470          388        1,337        1,076
  Other service fees                                 387          403        1,097        1,210
  Mortgage banking income                            303          260          707          722
  Financial services commissions                     284          375        1,048          994
  Trust fees                                         220          221          774          752
  Gains on sale of foreclosed property                 1            1          108          155
  Other noninterest income                           839        1,447        2,606        4,954
                                            ----------------------------------------------------
Total noninterest income excluding
  impairment of investment securities             10,455       10,590       30,598       31,869
                                            ----------------------------------------------------
Impairment of investment securities                    0            0       (4,260)           0
                                            ----------------------------------------------------
Total noninterest income                         $10,455      $10,590      $26,338      $31,869
                                            ====================================================

Noninterest income for the third quarter of 2002 was $10.5 million, down $135 thousand or 1.3% from the same period in 2001. The largest single difference was that of service charges on deposit accounts, specifically in the area of deficit fees charges on analyzed accounts, which increased $367 thousand (18.1%). Deficit fees are service charges collected from business customers that typically pay for such services with compensating balances. In the current period of low interest rates, the earnings value of these balances has decreased resulting in more customers being required to pay for services with explicit fees. Additionally, checking activity income also increased ($136 thousand or 9.6%) primarily due to repricing of checking account fees.

The second largest component of the change in the third quarter period was the increased usage of card-based products. Since the Bank began issuing check (or debit) cards in 2000, the number of cards in circulation and use have been steadily increasing. In the current quarter, fees earned from check card use totaled $470 thousand. Fees derived from the Bank's system of ATM machines increased due to increased Bank customer use of other banks' machines and non-Bank customers accessing their accounts through Westamerica Bank ATMs. Mortgage Banking income rose over a year ago largely attributable to higher gains on loan sales.

Decreases in three other categories reduced the effect of these increases. Financial services commissions declined due to lower sales of annuities and mutual funds. Merchant credit card income fell mostly due to a lower average discount rate of 2.14% compared with 2.17% a year ago. Other service fees declined. Other noninterest income fell $608 thousand (42.0%) primarily due to lower gains on sales of assets and lower proceeds received on charged-off loans.

Noninterest income for the first nine months of 2002 was $5.5 million (17.4%) lower than a year ago. The decline was primarily attributable to a $4.3 million charge from impairment of investment securities. Year-to-date 2001 benefited from additional $1.9 million of gains on sale of assets, $118 thousand interest on a tax refund and $255 thousand excess proceeds received on charged-off loans, causing the 2002 other noninterest income to be lower. Merchant Credit card income fell $193 thousand (6.4%) primarily due to lower sales and a lower average discount rate of 2.16% compared with 2.19% over a year ago. Other service fees declined $113 thousand (9.3%) due to decreases in wire transfer fee income, automobile loan reconveyance fees and foreign currency commissions.

The largest positive contributor to the increase in non-interest income was service charges on deposits (up $989 thousand or 5.7%). Deficit fees were up $1.4 million (24.5%) for the same reason mentioned above, reduced by lower fees received on overdrafts and returned items (down $334 thousand or 4.9%). Debit card and ATM fees rose $261 thousand (24.3%) and $120 thousand (7.1%) due to higher usage. Financial services commissions were up primarily due to higher sales of fixed annuities and life insurance.


Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                               Three months ended         Nine months ended
                                                  September 30,              September 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------
Salaries and incentives                          $11,033      $10,656      $33,263      $31,372
Employee benefits                                  2,811        2,814        8,724        8,668
Occupancy                                          3,074        3,073        8,903        8,900
Equipment                                          1,479        1,513        4,339        4,587
Data processing services                           1,529        1,502        4,543        4,577
Courier service                                      909          923        2,714        2,752
Professional fees                                    501          370        1,316        1,221
Telephone                                            428          480        1,257        1,474
Postage                                              397          415        1,199        1,318
Merchant credit card                                 373          399        1,059        1,123
Stationery and supplies                              350          355        1,069        1,098
Advertising/public relations                         321          319          900        1,031
Loan expense                                         307          296        1,004          823
Operational losses                                   210          278          632          689
Correspondent service charges                        197          196          571          599
In-house meetings and travel                         156          234          540          555
Deposit expense                                      136          126          434          429
Other real estate owned                                2           18           52          159
Amortization of deposit intangibles                  301          367          702        1,103
Amortization of goodwill                               0          297            0          879
Other noninterest expense                          1,450        1,132        4,346        3,609
                                            ----------------------------------------------------
Total                                            $25,964      $25,763      $77,567      $76,966
                                            ====================================================
Average full time equivalent staff                 1,067        1,074        1,075        1,082

Noninterest expense to revenues (FTE)               39.7%        41.3%        41.5%        42.0%

Noninterest expense for the third quarter was $26.0 million, $201 thousand (0.8%) up from the comparable period of 2001. The largest increase was salaries and incentives, which were up $377 thousand (3.5%). Professional fees rose $131 thousand (35.4%) largely due to acquisition-related legal fees. Other noninterest expense increased $318 thousand (28.1%) due to an increase in ATM/Debit card related fees, amortization of low-income housing investments and employee recruiting.

In-house meeting and travel expense dropped mainly due to a sales contest award trip in the prior period; operational losses decreased due to lower sundry losses net of recoveries; and telephone expense decreased, through continuing efficiency from telephone switching equipment installed in late 2000. The amortization of deposit intangibles declined due to the expiration of the purchase premium incurred in connection with prior acquisitions, partially offset by the KSB-related amortization. Amortization of goodwill was eliminated in 2002 because of implementation of FASB No. 141 and 142. Goodwill is no longer amortized but is instead periodically evaluated for impairment.

On a year-to-date basis, noninterest expense was $601 thousand (0.8%) more than in the comparable period in 2001. Major increases were salaries and incentives, loan expense, professional fees and employee benefits. A $1.9 million (6.0%) increase in salaries and incentives was attributable to the $366 thousand in severance pay due to the KSB acquisition, an $802 thousand increase in incentive compensation expenses and $951 thousand relating to annual salary increases. A $181 thousand (22.0%) increase in loan expense was mostly due to increases in collateral repossession expenses and appraisal fees. Professional fees rose primarily due to acquisition-related expenses. Employee benefits rose $56 thousand (0.7%), the net result of increases in the group health insurance premiums (up $150 thousand) and a provision for profit-sharing, reduced by a $128 thousand decline in workers compensation costs. Increases in other noninterest expense included a $100 thousand provision for unusual losses, a $141 thousand increase in staff relations, a $125 thousand increase in amortization of low-income housing investments, $149 thousand in production of ATM/VISA cards.

Offsetting the increase were the following items: equipment costs declined $248 thousand (5.4%) due to lower depreciation costs; telephone expense declined $217 thousand (14.7%) owing to higher efficiency through new switching equipment; postage decreased $119 thousand (9.0%), as the 2001 period included some extraordinary costs. Amortization of deposit based intangibles decreased $401 thousand (36.4%). There was no amortization of goodwill in the nine months of 2002 while $879 thousand was amortized in the respective period in 2001.


Provision for Income Tax

During the third quarter of 2002, the Company recorded income tax expense of $11.3 million, $880 thousand (8.5%) higher than the third quarter of 2001; on a year-to-date basis, income tax expense was $30.1 million for 2002 compared to $29.6 million for 2001. The current quarter provision represents an effective tax rate of 33.0 percent, compared to 32.8 percent for the third quarter of 2002; for the first nine months of 2002, the effective tax rate was
32.0 percent, compared to 32.1 percent recorded in 2001. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular higher revenues recognized from tax-exempt loans and state and municipal securities. In addition, year-to-date tax expense of 2002 reflected $1.8 million tax benefits from the securities impairment writedown in the second quarter.

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

The following is a summary of classified loans and OREO on the dates indicated (dollars in thousands):

                                                                           At
                                               At September 30,         December 31,
                                            --------------------------
                                                2002         2001         2001
                                            ---------------------------------------
Classified loans                                 $33,743      $30,171      $22,285
Other Real Estate Owned                              470          547          523
                                            ---------------------------------------

Classified loans and OREO                        $34,213      $30,718      $22,808
                                            =======================================

Allowance for loan losses /
 classified loans                                    161%         174%         234%


Classified loans at September 30, 2002, increased $3.6 million (11.8%) from September 30, 2001 largely due to $6.4 million in classified loans acquired through the KSB acquisition and new downgrades, reduced by payoffs and upgrades. Other real estate owned decreased $77 thousand (14.1%) from September 30, 2001, due to sales and writedowns of properties acquired in satisfaction of debt, partially offset by new foreclosures on loans with real estate collateral. Similar to the quarter-to-quarter comparison, the $11.5 million (51.4%) increase in classified loans from December 31, 2001, was due to $6.4 million in classified loans acquired through the KSB acquisition and new downgrades, partially reduced by payoffs. The $53 thousand (10.1%) reduction in other real estate owned from December 31, 2001, was due to sales and writedowns of properties, partially offset by the addition of foreclosed properties.

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

The following is a summary of nonperforming loans and other real estate owned on the dates indicated (dollars in thousands):

                                                                           At
                                                 At September 30,     December 31,
                                            --------------------------
                                                2002         2001         2001
                                            ---------------------------------------
Performing nonaccrual loans                       $3,845       $1,350       $3,055
Nonperforming, nonaccrual loans                    5,827        7,156        5,058
                                            ---------------------------------------
   Total nonaccrual loans                          9,672        8,506        8,113

Loans 90 days past due and
  still accruing                                     257          409          550
                                            ---------------------------------------
  Total nonperforming loans                        9,929        8,915        8,663

Other real estate owned                              470          547          523
                                            ---------------------------------------
 Total nonperforming loans and OREO              $10,399       $9,462       $9,186
                                            =======================================
Allowance for loan losses /
  nonperforming loans                                548%         588%         601%

Performing nonaccrual loans at September 30, 2002 rose $2.5 million (184.8%) from the same period in the previous year and $790 thousand (25.9%) from December 31, 2001. The increase from both periods was the net result of $2.0 million of KSB loans and new downgrades and other loans being removed from nonaccrual status or being paid off.

Nonperforming nonaccrual loans at September 30, 2002 decreased $1.3 million (18.6%) from the same period a year ago but increased $769 thousand (15.2%) from year-end, 2001. The change in both periods was the net result of the addition of $933 thousand of KSB nonaccruing loans and other loans being placed in nonperforming nonaccrual status and other loans being removed from nonaccrual status or being paid off.

Other real estate owned at September 30, 2002 was $77 thousand (14.1%) lower than the previous year and $53 thousand (10.1%) from December 31, 2001, the net result of property sales and principal reductions and the addition of new foreclosed property.

The Company had no restructured loans as of September 30, 2002, 2001 and December 31, 2001.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and nine month periods ended September 30, 2002, if all such loans had performed in accordance with their original terms, was $183 thousand and $445 thousand, respectively, compared with $152 thousand and $518 thousand, respectively, for the third quarter and the first nine months of 2001.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2002, totaled $50 thousand and $376 thousand, respectively, compared to $347 thousand and $917 thousand, respectively, for the respective periods in 2001. These cash payments represent annualized yields of 2.15 percent and 6.28 percent, respectively, for the third quarter and the first nine months of 2002 compared to 19.35 percent and 16.07 percent, respectively, for the third quarter and the first three quarters of 2001.

Total cash payments received during the third quarter of 2002 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2002, totaled approximately $85 thousand. Cash payments received totaled $211 thousand for the nine months ended September 30, 2002.

Management believes the overall credit quality of the loan portfolio continues to be strong; however, the total nonperforming assets could fluctuate from period to period. The performance of any individual loan can be impacted by external factors including but not limited to the interest rate environment, local, regional and national economic conditions or factors particular to the borrower. Based on information available to management at the date of this report, the Company expects the current level of nonperforming assets should remain approximately constant; however, the Company can give no assurance that additional increases in nonaccrual loans will not occur in the future.


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

Management considers the $54.4 million allowance for loan losses, which constituted 2.17 percent of total loans at September 30, 2002, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                               Three months ended           Nine months ended
                                                  September 30,               September 30,
                                            ----------------------------------------------------
                                                2002         2001         2002         2001
                                            ----------------------------------------------------
Balance, beginning of period                     $54,324      $52,468      $52,086      $52,279

Loan loss provision                                  900          900        2,700        2,700

Loans charged off                                 (1,634)      (1,611)      (4,632)      (5,501)
Recoveries of previously
   charged off loans                                 857          704        2,243        2,983
                                            ----------------------------------------------------
  Net credit losses                                 (777)        (907)      (2,389)      (2,518)
                                            ----------------------------------------------------
Acquired from Kerman State Bank                        0            0        2,050            0

Balance, end of period                           $54,447      $52,461      $54,447      $52,461
                                            ====================================================
Allowance for loan losses /
 loans outstanding                                  2.17%        2.11%

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. Quarterly, the Company repurchases approximately 250 thousand of its shares of Common Stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition to these systematic repurchases, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased an additional 1.30 million and 2.15 million shares during the first nine months of 2002 and 2001, respectively.

The Company's primary capital resource is shareholders' equity, which was $335.4 million at September 30, 2002. This amount represents an increase of $21.1 million (6.7 percent) from December 31, 2001, is primarily reflective of the effect of the generation of comprehensive income ($71.8 million), and proceeds from the issuance of stock ($25.4 million including $14.6 million stock issued in connection with the KSB acquisition), partially offset by common stock repurchases ($53.9 million) and dividends ($22.2 million). The net effect of slight net growth in equity capital and assets acquired from KSB, the Company's ratio of equity to total assets declined to 7.97 percent at September 30, 2002, from 8.26 percent a year ago. The equity to assets ratio was 8.00 percent on December 31, 2001.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                                 At                       Well-
                          At September 30,   December 31,   Minimum    Capitalized
                        --------------------               Regulatory   Regulatory
                             2002      2001     2001      Requirement  Requirement
                        -----------------------------------------------------------
Tier I Capital               9.47%     9.59%        9.29%        4.00%        6.00%
Total Capital               10.73%    10.93%       10.63%        8.00%       10.00%
Leverage ratio               7.12%     7.46%        7.30%        4.00%        5.00%

The risk-based capital ratio decreased at September 30, 2002, compared to the prior year due to combination of asset growth from the KSB acquisition, an increase in intangible assets and a decrease in the total level of tangible (excluding goodwill and purchase premiums) shareholders' equity as a result of the Company's common stock repurchases and dividends paid to shareholders, partially offset by increased net income. The risk-based capital ratio increased at September 30, 2002 from December 31, 2001 primarily due to an increase in tangible shareholders equity from stock issued for the KSB acquisition, partially offset by the Company's common stock repurchases, dividends paid and asset growth from the KSB acquisition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise evenly by 200 basis points or fall evenly by 100 basis points over the 12-month forecast interval triggering a response in the other forecasted rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 2002 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

At September 30, 2002 and 2001, the Company had no derivative financial instruments outstanding. As the Company believes that the derivative financial instrument disclosures contained within the notes to the financial statements of its 2001 Form 10-K substantially conform with accounting policy requirements, no further interim disclosure has been provided. At September 30, 2002, there were no substantial changes in the information on market risk that was disclosed in the Company's Form 10-K for the year ended December 31, 2001.


Liquidity

The Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 2002 and 2001 generated substantial cash flows, which are included in the totals provided from operations of $74.8 million and $73.2 million, respectively.

Additional cash flows are provided by or used in investing activities. During the first nine months of 2002 the Company had net cash outflows in its investing activities. Purchases net of sales and maturities of investment securities of $216.3 million were reduced by net repayments of loans of $32.7 million and $5.4 million cash obtained in the KSB acquisition, resulting in net cash used of $178.8 million. At September 30, 2002, investment securities available for sale totaled $1,003.2 million, representing an increase of $54.2 million from December 31, 2001.

The Company realized net cash inflows from its investing activities during the first nine months of 2001. Sales & maturities of investment securities net of purchases were $43.9 million during the nine months of 2001, which was reduced by net disbursements of loans of $2.2 million, resulting in net cash provided from investing activities of $40.1 million.

Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. During the first three quarters of 2002 financing activities provided $100.5 million cash. This amount includes cash outflows related to a $32.3 million decrease in deposits, the Company's stock repurchase programs and dividends paid to shareholders of $53.9 million and $22.2 million, respectively, reduced by $74.4 million proceeds from short-term borrowings and $130.0 million from FHLB advances.

At September 30, 2002, the Company had customary lines for overnight borrowings from other financial institutions totaling $660 million and a $20 million line of credit under which $9.6 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company may also borrow from the FHLB which it collateralizes with its residential real estate loans. At September 30, 2002, the Company had excess collateral providing available borrowing capacity from the FHLB of approximately $73 million.

Since January 1, 2000, the Company has reduced its long-term debt by $16.9 million, reducing its debt-to-equity ratio from 14% at January 1, 2000 to 4% at September 30, 2002. The Company's long-term debt rating from Fitch Ratings is A- with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

Unlike the same period in 2002, financing activities for the first nine months of 2001 required cash. The effect of the Company's stock repurchase programs and dividends paid to shareholders were $82.3 million and $21.8 million, respectively. These cash outflows, added to a $130.9 million reduction in short-term borrowed funds, partially offset by a $21.2 million increase in deposits and $12.8 million proceeds from stock issuance are included in the net cash used in financing activities of $204.2 million.

Westamerica Bancorporation ("the Parent Company") is separate and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends to its shareholders and interest on outstanding senior debt. Substantially all of the Parent Company's revenues are obtained from service fees and dividends received from the Bank. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

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



                                            WESTAMERICA BANCORPORATION
                                            (Registrant)


Date: November 8, 2002
                                            /s/ DENNIS R. HANSEN
                                            --------------------
                                            Dennis R. Hansen
                                            Senior Vice President
                                            and Controller
                                            Chief Accounting Officer

CERTIFICATION UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002


I, David L. Payne, Chief Executive Officer of the Company, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Westamerica Bancorporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






/s/  David L. Payne
--------------------
David L. Payne
Chairman, President and Chief Executive Officer
November 8, 2002

CERTIFICATION UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002


I, Jennifer J. Finger, Chief Financial Officer of the Company, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Westamerica Bancorporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






/s/  Jennifer J. Finger
--------------------
Jennifer J. Finger
Senior Vice President and Chief Financial Officer
November 8, 2002

Exhibit 11

WESTAMERICA BANCORPORATION
Computation of Earnings Per Share on Common and
Common Equivalent Shares and on Common Shares
Assuming Full Dilution


                                                  Three months               Nine months
                                               ended September 30,       ended September 30,
(In thousands, except per share data)           2002         2001         2002         2001
                                            ----------------------------------------------------

Weighted average number of common
  shares outstanding - basic                      33,621       35,002       33,751       35,475

Add assumed exercise of options reduced
  by the number of shares that could have
  been purchased with the proceeds of
  such exercise                                      497          522          558          550
                                            ----------------------------------------------------

Weighted average number of common
  shares outstanding - diluted                    34,118       35,524       34,309       36,025
                                            ====================================================


Net income                                       $22,877      $21,325      $63,883      $62,508

Basic earnings per share                           $0.68        $0.61        $1.89        $1.76

Diluted earnings per share                         $0.67        $0.60        $1.86        $1.74


Exhibit 99.1



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Payne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/  David L. Payne
--------------------
David L. Payne
Chairman, President and Chief Executive Officer
November 8, 2002

Exhibit 99.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jennifer J. Finger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/  Jennifer J. Finger
--------------------
Jennifer J. Finger
Senior Vice President and Chief Financial Officer
November 8, 2002