Form 10-K
period 2002-12-31
WESTAMERICA BANCORPORATION
filed 2003-03-26
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-9383

Westamerica Bancorporation

(Exact name of the registrant as specified in its charter)

California	94-2156203
(State of incorporation)	(I.R.S. Employer Identification Number)

1108 Fifth Avenue, San Rafael, California 94901

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:

(707) 863-8000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      Aggregate market value of the voting stock held by non-affiliates, computed by reference to the closing sales price of the stock, as of March 14, 2003: $1,231,248,000

      Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on March 14, 2003: 32,917,670 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Document*

Proxy Statement dated March 17, 2003 for Annual Meeting of Shareholders to be held on April 24, 2003	Incorporated into: Part III, Items 10,11, 12 and 13.

*	Only selected portions of the documents specified are incorporated by reference into this report, as more particularly described herein. Except to the extent expressly incorporated herein by reference, such documents shall not be deemed to be filed as part of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a continued slowdown in the national and California economies; (2) increased economic uncertainty created by the recent terrorist attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry ; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits; (10) asset/ liability matching risks and liquidity risks; and (11) changes in the securities markets. See also “Certain Additional Business Risks” in Item 1. and other risk factors discussed elsewhere in this Report.

PART I

Item 1.     Business

      WESTAMERICA BANCORPORATION (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC”), as amended. Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Principal administrative offices are located at 4550 Mangels Boulevard in Fairfield, California 94585 and its telephone number is (707) 863-8000. The Company provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The principal communities served are located in Northern and Central California, from Mendocino, Lake, Colusa and Nevada Counties in the North to Kern County in the South. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Company also owns 100% of the capital stock of Community Banker Services Corporation, a company engaged in providing the Company and its subsidiaries data processing services and other support functions.

      The Company was incorporated under the laws of the State of California in 1972 as “Independent Bankshares Corporation” pursuant to a plan of reorganization among three previously unaffiliated Northern California banks. The Company operated as a multi-bank holding company until mid-1983, at which time the then six subsidiary banks were merged into a single bank named Westamerica Bank and the name of the holding company was changed to Westamerica Bancorporation.

      The Company acquired five additional banks within its immediate market area during the early to mid 1990’s. Under the terms of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired institutions. The subsidiary banks acquired were merged with and into WAB. These business combinations were accounted for as poolings-of-interests.

      In April, 1997, the Company acquired ValliCorp Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. The acquisition became effective through the issuance of shares of the Company’s common stock in exchange for all of the outstanding shares of ValliCorp. The business combination was accounted for as a pooling-of-interests. ValliWide Bank was merged with and into WAB.

      In August, 2000, the Company acquired First Counties Bank. The acquisition was valued at approximately $19.7 million and was accounted for using the purchase accounting method. The assets and liabilities of First Counties Bank were fully merged into WAB in September 2000. First Counties Bank had $91 million in assets and offices in Lake, Napa, and Colusa counties.

      In June of 2002 the Company acquired Kerman State Bank. The acquisition was valued at approximately $14.6 million and was accounted for using the purchase accounting method. The assets and liabilities of Kerman State Bank were fully merged into WAB immediately upon consummation of the merger. Kerman State Bank had $95 million in assets and three offices in Fresno county.

      At December 31, 2002, the Company had consolidated assets of approximately $4.3 billion, deposits of approximately $3.3 billion and shareholders’ equity of approximately $341 million. The Company and its subsidiaries employed 1,050 full-time equivalent staff.

      The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after electronically filed with the Securities and Exchange Commission through its website (http://www.westamerica.com).

Certain Additional Business Risks

      The Company’s business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those set forth below, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

      A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2002, real estate served as the principal source of collateral with respect to approximately fifty-three percent of the Company’s loan portfolio. A worsening of current economic conditions, increased economic uncertainty created by concerns regarding terrorist attacks and geo-political risks, or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available for sale securities portfolio, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

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

      The Company is also subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, is not insured or is in excess of applicable insurance limits, it could have an adverse impact on the Company’s business, financial condition or results of operations.

      Shares of Company common stock eligible for future sale could have a dilutive effect on the market for Company common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 33.4 million were outstanding at December 31, 2002. Pursuant to its stock option plans, at December 31, 2002, the Company had exercisable options outstanding of 1.78 million. As of December 31, 2002, 1.5 million shares of Company common stock remained available for grants under the Company’s stock option plans (and stock purchase plan). Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

Supervision and Regulation

Regulation and Supervision of Bank Holding Companies

      The following is not intended to be an exhaustive description of the statutes and regulations applicable to the Company’s or the Bank’s business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.

      Moreover, major new legislation and other regulatory changes affecting the Company, the Bank, banking, and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

      The Company is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company reports to, is registered with, and may be examined by, the Board of

Governors of the Federal Reserve System (“FRB”). The FRB also has the authority to examine the Company’s subsidiaries. The costs of any examination by the FRB are payable by the Company.

      The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the “Commissioner”).

      The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See “Capital Standards.” The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See “Prompt Corrective Action and Other Enforcement Mechanisms.” Under the BHCA, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over a bank, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

      The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be closely related to banking or managing or controlling banks. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

      A bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the Bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the Bank holding company, prior to or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the United States and no more than 30% of such deposits in that state (or such lesser or greater amount set by state law). Banks may also merge across state lines, thereby creating interstate branches. Furthermore, a bank may open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

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

      The FRB generally prohibits a bank holding company from declaring or paying a cash dividend that would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements which might adversely affect a bank holding company’s financial position. Under the FRB policy, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See the section entitled “Restrictions on Dividends and Other Distributions” for additional restrictions on the ability of the Company and the Bank to pay dividends.

      Transactions between the Company and the Bank are quantitatively and qualitatively restricted under Sections 23A and 23B of the Federal Reserve Act, and Regulation W, which becomes effective on April 1,

2003. The regulation codifies prior interpretations of the FRB and its staff under Sections 23A and 23B of the Federal reserve Act. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates: (a) to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and (b) to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates. The Company is considered to be an affiliate of the Bank.

      In general, a bank and its subsidiaries may engage in covered transactions with affiliates only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes, among other things, a loan or extension of credit to an affiliate; a purchase of securities issued by an affiliate; a purchase of assets from an affiliate, with some exceptions; and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

      In addition, under Regulation W: (i) a bank and its subsidiaries may not purchase a low-quality asset from an affiliate; (ii) covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and (iii) with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

      Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. Comments on the proposed rule were due by January 13, 2003.

      Federal regulations governing bank holding companies and change in bank control (Regulation Y) provide for a streamlined and expedited review process for bank acquisition proposals submitted by well-run bank holding companies. These provisions of Regulation Y are subject to numerous qualifications, limitations and restrictions. In order for a bank holding company to qualify as “well-run,” both it and the insured depository institutions which it controls must meet the “well capitalized” and “well managed” criteria set forth in Regulation Y.

      On March 11, 2000, the Gramm-Leach-Bliley Act (the “GLBA”), or the Financial Services Act of 1999 became effective. The GLBA repealed provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

      The BHCA was also amended by the GLBA to allow new “financial holding companies” (“FHCs”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLBA amended section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. A bank holding company (“BHC”) may elect to become a FHC if all its subsidiary depository institutions are well capitalized and well managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it elects to become a FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the new list of permissible activities in section 4(k) of the BHCA. However, notice must be given to the FRB within 30 days after a FHC has commenced one or more of the financial activities. The Company has not elected to become a FHC.

      Under the GLBA, Federal Reserve member banks, subject to various requirements, as well as national banks, are permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the Bank must also be well capitalized and well managed and have received at least a “satisfactory” rating in its most recent CRA examination. The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.

Regulation and Supervision of Banks

      The Bank is a California state-chartered bank, is insured by the Federal Deposit Insurance Corporation (the “FDIC”) and is a member bank of the Federal Reserve System. As such, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”) and the FRB. As a member bank of the Federal Reserve System, the Bank’s primary federal regulator is the FRB. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.

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

      California law permits a state chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. However, because the Bank is a member of the Federal Reserve System, its investment authority is limited by regulations promulgated by the FRB. In addition, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes limitations on the activities and equity investments of state chartered, federally insured banks. FDICIA also prohibits a state bank from making an investment or engaging in any activity as a principal that is not permissible for a national bank, unless the Bank is adequately capitalized and the FDIC approves the investment or activity after determining that such investment or activity does not pose a significant risk to the deposit insurance fund.

Capital Standards

      The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.

      As of December 31, 2002, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 8 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

      The federal banking agencies take into consideration concentrations of credit risk and risks from nontraditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. The federal banking agencies also consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off balance sheet position) in evaluation of a bank’s capital adequacy.

Safety and Soundness Standards

      FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

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

      In addition to the restrictions imposed under federal law, banks chartered under California law generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less any distributions to shareholders during this period). In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the Commissioner in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year or the bank’s net income for its current fiscal year.

      The federal banking agencies also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute.

Premiums for Deposit Insurance and Assessments for Examinations

      The Bank’s deposits are insured by the Bank Insurance Fund (BIF) administered by the FDIC. FDICIA established several mechanisms to increase funds to protect deposits insured by the BIF administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions which are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits. No assurance can be given at this time as to what the future level of insurance premiums will be.

Community Reinvestment Act and Fair Lending Developments

      The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

Financial Privacy Legislation

      The GLBA, in addition to the previously described changes in permissible nonbanking activities permitted to banks, BHCs and FHCs, also required the federal banking agencies, among other federal regulatory agencies, to adopt regulations governing the privacy of consumer financial information. The FRB adopted such regulations with an effective date of November 13, 2000, and a date of full compliance with the regulations of July 1, 2001. The Bank is subject to the FRB’s regulations.

      The regulations impose three main requirements established by the GLBA. First, a banking organization must provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates, such as the Company. Second, banking organizations must provide annual notices of their privacy policies to their current customers. Third, banking organizations must provide a reasonable method for consumers to “opt-out” of disclosures to nonaffiliated third parties.

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

Recently Enacted Legislation and Regulations

      On October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 or the “USA Patriot Act.” Title III of the Act is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. It includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system. The goal of Title III is to prevent the U.S. financial system and the U.S. clearing mechanisms from being used by parties suspected of terrorism, terrorist financing and money laundering.

      The provisions of Title III of the USA Patriot Act which affect banking organizations, including the Bank, are generally set forth as amendments to the Bank Secrecy Act. These provisions relate principally to U.S. banking organizations’ relationships with foreign banks and with persons who are resident outside the United States. The USA Patriot Act does not immediately impose any new filing or reporting obligations for banking organizations, but does require certain additional due diligence and recordkeeping practices. Some requirements take effect without the issuance of regulations. Other provisions are to be implemented through regulations that will be promulgated by the U.S. Department of the Treasury, in consultation with the FRB and other federal financial institutions regulators.

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Certain provisions of the statute became effective upon enactment on July 30, 2002 while other provisions will become effective within one year form enactment. The stated goals of Sarbanes-Oxley are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

      Sarbanes-Oxley generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). Given the extensive role of the Securities and Exchange Commission (the “SEC”) in implementing rules relating to many of Sarbanes-Oxley’s new requirements, the final scope of these requirements remains to be determined. Sarbanes-Oxley includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      Sarbanes-Oxley addresses, among other matters: (i) audit committees for all reporting companies; (ii) certification of financial statements by the chief executive officer and the chief financial officer; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (iv) a prohibition on insider trading during pension plan black out periods; (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers; (vii) expedited filing requirements for Form 4; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (ix) “real time” filing of periodic reports; (x) the formation of a public accounting oversight board; (xi) auditor independence; and (xii) various increased criminal penalties for violations of securities laws.

Pending Legislation

      Certain pending legislative proposals include bills to permit banks to pay interest on business checking accounts, to cap consumer liability for stolen debit cards, to end certain predatory lending practices, to allow the payment of interest on reserves that financial institutions must keep with FRB and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy. A proposal to merge the FDIC’s two funds, the BIF and the Savings Association Insurance Fund, is also being discussed.

      While the effect of such proposed legislation on the business of the Company cannot be accurately predicted at this time, it seems likely that a significant amount of consolidation in the banking industry will continue.

Competition

      In the past, WAB’s principal competitors for deposits and loans have been other banks (particularly major banks), savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and certain retail establishments have offered investment vehicles which also compete with banks for deposit business. Federal legislation in recent years has encouraged competition between different types of financial institutions and fostered new entrants into the financial services market, and it is anticipated that this trend will continue.

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

      According to information obtained through an independent market research firm, WAB was the nineteenth largest financial institution in California in terms of total deposits at December 31, 2001. In the individual markets in which it has branch offices, WAB was the third largest financial institution, with a core deposit market share of approximately 9.52%. The share of individual markets within the overall market varies, with the most dominant continuing to be in the San Rafael area of Marin County, where WAB ranked first with 28.7% of the core deposit market among federally-insured depository institutions. WAB’s share of core deposits in the other markets it serves in Marin County was 19.9%.

Item 2.	Properties

Branch Offices and Facilities

      WAB is engaged in the banking business through 90 offices in 23 counties in Northern and Central California including eleven offices each in Marin and Fresno Counties, nine in Sonoma County, seven in Napa County, six each in Solano, Kern, Stanislaus and Contra Costa Counties, five in Lake County, three each in Mendocino and Sacramento Counties, two each in Nevada, Placer, Tulare and Tuolumne and Alameda

Counties, one each in San Francisco, Kings, Madera, Merced, Yolo and Colusa Counties. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

      The Company owns 32 branch office locations and one administrative facility and leases 69 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

Item 3.	Legal Proceedings

      Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except ordinary routine legal proceedings arising in the ordinary course of the Company’s business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters

      The Company’s common stock is traded on the NASDAQ National Market System (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low bid prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low

2002:
First quarter	$42.95	$35.22
Second quarter	$45.27	$38.70
Third quarter	$42.65	$34.11
Fourth quarter	$43.59	$35.46

2001:
First quarter	$43.00	$33.94
Second quarter	$39.25	$35.83
Third quarter	$41.40	$33.94
Fourth quarter	$40.40	$32.77

      As of March 14, 2003, there were approximately 9,000 shareholders of record of the Company’s common stock.

      The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the Federal Reserve Board pursuant to the BHCA. See Item 1, “Business, Supervision and Regulation”. As of December 31, 2002, $164.9 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

      See Note 17 to the consolidated financial statements included in this report for additional information regarding the amount of cash dividends declared and paid on common stock for the three most recent fiscal years.

      As discussed in Note 7 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The terms of the Rights were most recently amended and restated on October 28, 1999 and became effective on November 19, 1999. The new amended plan is very similar in purpose and effect to the plan as it existed prior to this amendment, aimed at helping the Board of Directors to maximize shareholder value in the event of a change of control of the Company and otherwise resist actions that the Board considers likely to injure the Company or its shareholders. In addition to extending the maturity date of the plan to December 31, 2004, the other material changes included: (1) an increase in the exercise price to $75.00 per share; (2) a decrease in the redemption price of each Right to $.001; and (3) a reduction in the amount of securities required to be acquired for a person or entity to become an Acquiring Person, thus triggering the shareholders’ rights, from 15% to 10%.

Item 5(d).	Equity Compensation Plan Information

      The information required by this Item 5, from Regulation S-K, Item 201(d), is incorporated herein by reference from the “Equity Compensation Plan Information” section on pages 16 and 17 of the Company’s definitive Proxy Statement dated March 17, 2003, which has been filed with the Commission pursuant to Regulation 14A.

Item 6.	Selected Financial Data

      The following financial information for the five years ended December 31, 2002 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Interest income	$237,633	$257,056	$269,516	$257,656	$266,820
Interest expense	39,182	68,887	88,614	78,456	86,665

Net interest income	198,451	188,169	180,902	179,200	180,155
Provision for loan losses	3,600	3,600	3,675	4,780	5,180
Noninterest income:
Noninterest income before impairment	40,811	42,655	41,130	40,174	37,805
Impairment of investment securities	(4,260)	0	0	0	0
Total noninterest income	36,551	42,655	41,130	40,174	37,805
Noninterest expense	103,323	102,651	100,198	100,133	101,408

Income before income taxes	128,079	124,573	118,159	114,461	111,372
Provision for income taxes	40,941	40,294	38,380	38,373	37,976

Net income	$87,138	$84,279	$79,779	$76,088	$73,396

Earnings per share:
Basic	$2.59	$2.39	$2.19	$1.97	$1.76
Diluted	2.55	2.36	2.16	1.94	1.73
Per share:
Dividends paid	$0.90	$0.82	$0.74	$0.66	$0.52
Book value at December 31	10.22	9.19	9.32	8.10	9.25
Average common shares outstanding	33,686	35,213	36,410	38,588	41,797
Average diluted common shares outstanding	34,225	35,748	36,936	39,194	42,524
Shares outstanding at December 31	33,411	34,220	36,251	37,125	39,828
At December 31
Loans, net	$2,440,411	$2,432,371	$2,429,880	$2,269,272	$2,246,593
Investments	1,386,833	1,158,139	1,149,310	1,219,491	1,214,654
Total assets	4,224,867	3,927,967	4,031,381	3,893,187	3,844,298
Total deposits	3,294,065	3,234,635	3,236,744	3,065,344	3,189,005
Short-term borrowed funds	349,736	271,911	386,942	462,345	203,671
Federal Home Loan Bank advances	170,000	40,000	0	0	0
Debt financing and notes payable	24,607	27,821	31,036	41,500	47,500
Intangible assets	23,176	19,013	20,376	10,200	12,156
Shareholders’ equity	341,499	314,359	337,747	300,592	368,596
Financial Ratios:
For the year:
Return on assets	2.17%	2.18%	2.06%	1.99%	1.94%
Return on equity	28.70%	27.17%	25.78%	23.31%	19.48%
Net interest margin*	5.76%	5.71%	5.48%	5.46%	5.52%
Net loan losses to average loans	0.14%	0.15%	0.17%	0.20%	0.20%
Efficiency ratio*	40.96%	41.67%	42.45%	43.19%	46.53%
At December 31:
Equity to assets	8.08%	8.00%	8.38%	7.72%	9.59%
Total capital to risk-adjusted assets	10.97%	10.63%	11.61%	11.75%	13.79%
Loan loss reserve to loans	2.17%	2.10%	2.11%	2.22%	2.23%

*	Fully taxable equivalent

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 38 through 65, as well as with the other information presented throughout the report.

Critical Accounting Policies

      The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management.

      The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the Allowance for Loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

      The Allowance for Loan Losses represents management’s estimate of the amount of future losses that can be reasonably anticipated. Determining the amount of the Allowance for Loan Losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, uncertainties and conditions, all of which may be susceptible to significant change. A discussion of the factors driving changes in the amount of the Allowance for Loan losses is included in the “Credit Quality” discussion below.

Net Income

      The Company reported earnings of $87.1 million in 2002, representing a 3.4% increase from the $84.3 million earned in 2001, which was 5.6% over 2000 earnings of $79.8 million.

Components of Net Income

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net interest and fee income*	$215,708	$203,687	$194,933
Provision for loan losses	(3,600)	(3,600)	(3,675)
Noninterest income	36,551	42,655	41,130
Noninterest expense	(103,323)	(102,651)	(100,198)
Taxes*	(58,198)	(55,812)	(52,411)

Net income	$87,138	$84,279	$79,779

Net income per average fully-diluted share	$2.55	$2.36	$2.16
Net income as a percentage of average shareholders’ equity	28.70%	27.17%	25.78%
Net income as a percentage of average total assets	2.17%	2.18%	2.06%

*	Fully taxable equivalent (FTE)

      Earnings in 2002 increased $2.9 million or 3.4% compared to 2001, primarily due to higher net interest and fee income (FTE), which grew by $12.0 million or 5.9%. Approximately eighty-seven percent of that increase was due to growth of earning assets, including from the acquisition of Kerman State Bank (“KSB”) and the remainder to a higher net interest margin. The increase in net interest income exceeded a significant decline in noninterest income and a slight increase in noninterest expense. Noninterest income reflected a $4.3 million charge for the impairment of investment securities. The provision for income taxes (FTE) increased $2.4 million or 4.3% primarily due to higher pretax income.

      Most of the improvement in 2001 earnings was also the result of greater net interest income, which increased by $8.8 million or 4.5% compared to 2000. Approximately $6.0 million of that increase was due to a higher level of average earning assets and the remainder to a higher net interest margin. Much of the average earning asset growth was due to the acquisition of First Counties Bank in mid-2000. The loan loss provision was reduced slightly and noninterest income grew $1.5 million or 3.7%. Partially offsetting this higher revenue, noninterest expense rose $2.5 million, or 2.4%. The tax provision (FTE) increased $3.4 million or 6.5%.

      The Company’s return on average total assets was 2.17% in 2002, compared to 2.18% and 2.06% in 2001 and 2000, respectively. Return on average equity in 2002 was 28.70%, compared to 27.17% and 25.78% in the two previous years.

Net Interest Income

      The Company’s primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 2002 increased $12.0 million or 5.9% from 2001, to $215.7 million. Comparing 2001 to 2000, net interest income (FTE) increased $8.8 million or 4.5%.

Components of Net Interest Income

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Interest and fee income	$237,633	$257,056	$269,516
Interest expense	(39,182)	(68,887)	(88,614)
FTE adjustment	17,257	15,518	14,031

Net interest income (FTE)	$215,708	$203,687	$194,933

Net interest margin (FTE)	5.76%	5.71%	5.48%

      Interest and fee income (FTE) fell $17.7 million or 6.5% from 2002 to 2001, the net result of declining yields on earning assets and the effect of volume growth of earning assets. The total yield on earning assets fell from 7.63% in 2001 to 6.82% in 2002, following the general trend in interest markets in which short-term rates decreased an average of over 50 basis points and medium-term rates by more than 100 basis points. The most significant yield declines in the loan portfolio were as follows: commercial loans (down from 8.11% to 6.50%, or 161 basis points), construction loans (down from 9.19% to 7.12%, or 207 basis points) and personal lines of credit (down from 9.26% to 6.88% or 237 basis points). The investment portfolio yield fell 75 basis points to 5.88% with the largest decline occurring in mortgage backed securities and collateralized mortgage obligations (down from 6.10% to 4.41% or 170 basis points). The lower yields caused interest income to decline by $28.2 million, which was offset by the $10.5 million effect of growth in average earning assets (up $166.2 million to $3,737.8 million in 2002).

      Interest expense fell $29.7 million or 43.1% from 2001 to 2002 primarily due to a lower cost of funds. The average rate paid on interest-bearing liabilities dropped 123 basis points to 1.50%. Notable decreases were on federal funds purchased (down from 4.27% to 1.61%), jumbo CDs (down from 4.32% to 2.16%), public CDs (down from 4.41% to 2.54%) and preferred money market deposits (down from 3.28% to 1.42%). Interest expense decreased by a net $51 thousand due to volume-related factors. Volume-related expense was reduced due to a change in mix to lower-rate deposits, including an 8.4% increase in noninterest bearing balances. The interest expense due to an increase in average Federal Home Loan Bank advances of $133 million largely offset the benefit of lower-rate deposits.

      Interest and fee income (FTE) decreased $11.0 million or 3.9% from 2000 to 2001, due to the net effect of lower earning asset yields and a favorable change in the mix of those assets. The total yield on earning assets dropped from 7.96% in 2000 to 7.64% in 2001. The greatest decrease was on commercial loans (down from 9.45% to 8.11%, or 134 basis points), with relatively stable consumer loan yields declining 51 basis points. The investment portfolio yield was unchanged. The effect of lower yields reduced interest income by $13.7 million. The total level of earning assets remained unchanged; however, a shift from lower-yielding investment securities to more profitable loans resulted in a $2.8 million improvement in interest income.

      Interest expense decreased $19.7 million or 22.3% in 2001 compared to 2000, principally due to lower interest rates. The average rate paid on interest-bearing liabilities was 2.73% in 2001, 69 basis points or 20% lower than in 2000. The most pronounced declines included rates paid on shorter-term liabilities such as federal funds purchased (down from 6.18% to 4.27%) and public time deposits (down from 6.03% to 4.41%). Rates paid on transaction deposit accounts decreased 29 basis points. This decrease had the effect of lowering the Company’s interest costs by $17.1 million. In addition, as a result of continuing marketing efforts to acquire commercial relationships, noninterest-bearing balances increased 4.0%, indirectly causing interest expense to decline an additional $2.6 million.

      The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2002

	Average	Interest	Rates
	Balance	Income/Expense	Earned/Paid

	(Dollars in thousands)
Assets
Money market assets and funds sold	$1,143	$12	1.05%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	656,284	32,426	4.94%
Tax-exempt	309,931	23,343	7.53%
Held to maturity
Taxable	137,529	6,810	4.95%
Tax-exempt	167,001	12,398	7.42%
Loans:
Commercial
Taxable	1,376,262	103,690	7.53%
Tax-exempt	196,900	14,959	7.60%
Real estate construction	55,457	4,105	7.40%
Real estate residential	331,822	20,763	6.26%
Consumer	505,435	36,384	7.20%

Earning assets	3,737,764	254,890	6.81%
Other assets	284,763

Total assets	$4,022,527

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,075,845	$—	—
Savings and interest-bearing transaction	1,492,611	11,942	0.80%
Time less than $100,000	334,601	8,289	2.48%
Time $100,000 or more	368,456	8,414	2.28%

Total interest-bearing deposits	2,195,668	28,645	1.30%
Short-term borrowed funds	249,439	3,524	1.41%
Federal Home Loan Bank advances	138,615	5,225	3.72%
Debt financing and notes payable	24,875	1,788	7.19%

Total interest-bearing liabilities	2,608,597	39,182	1.50%
Other liabilities	34,512
Shareholders’ equity	303,573

Total liabilities and shareholders’ equity	$4,022,527

Net interest spread(1)			5.31%
Net interest income and interest margin(2)		$215,708	5.76%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2001

	Average	Interest	Rates
	Balance	Income/ Expense	Earned/Paid

	(Dollars in thousands)
Assets
Money market assets and funds sold	$1,040	$24	2.31%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	616,954	36,813	5.97%
Tax-exempt	268,348	20,257	7.55%
Held to maturity
Taxable	74,325	4,572	6.15%
Tax-exempt	145,269	11,560	7.96%
Loans:
Commercial
Taxable	1,370,663	113,433	8.28%
Tax-exempt	189,808	14,784	7.79%
Real estate construction	68,910	6,441	9.35%
Real estate residential	353,438	24,499	6.93%
Consumer	482,797	40,191	8.32%

Earning assets	3,571,552	272,574	7.63%
Other assets	286,267

Total assets	$3,857,819

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$992,182	$—	—
Savings and interest-bearing transaction	1,360,978	19,896	1.46%
Time less than $100,000	387,407	16,898	4.36%
Time $100,000 or more	477,035	20,794	4.36%

Total interest-bearing deposits	2,225,420	57,588	2.59%
Funds purchased	265,474	9,283	3.50%
Debt financing and notes payable	28,089	2,016	7.18%

Total interest-bearing liabilities	2,518,983	68,887	2.73%
Other liabilities	36,412
Shareholders’ equity	310,242

Total liabilities and shareholders’ equity	$3,857,819

Net interest spread(1)			4.90%
Net interest income and interest margin(2)		$203,687	5.71%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2000

	Average	Interest	Rates
	Balance	Income/Expense	Earned/Paid

	(Dollars in thousands)
Assets
Money market assets and funds sold	$529	$17	3.21%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	747,942	44,860	6.00%
Tax-exempt	214,527	16,544	7.71%
Held to maturity
Taxable	79,650	5,063	6.36%
Tax-exempt	148,828	12,695	8.53%
Loans:
Commercial
Taxable	1,333,131	119,565	8.97%
Tax-exempt	175,601	13,671	7.79%
Real estate construction	50,560	6,132	12.13%
Real estate residential	341,201	24,091	7.06%
Consumer	468,572	40,909	8.73%

Earning assets	3,560,541	283,547	7.96%
Other assets	316,920

Total assets	$3,877,461

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$953,667	$—	—
Savings and interest-bearing transaction	1,350,238	22,827	1.69%
Time less than $100,000	391,500	19,761	5.05%
Time $100,000 or more	462,506	25,849	5.59%

Total interest-bearing deposits	2,204,244	68,437	3.10%
Funds purchased	341,857	17,668	5.17%
Debt financing and notes payable	35,159	2,509	7.14%

Total interest-bearing liabilities	2,581,260	88,614	3.42%
Other liabilities	33,023
Shareholders’ equity	309,511

Total liabilities and shareholders’ equity	$3,877,461

Net interest spread(1)			4.54%
Net interest income and interest margin(2)		$194,933	5.48%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

      The following table sets forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Years Ended December 31,
	2002 Compared with 2001

	Volume	Rate	Total

	(Dollars in thousands)
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$2	$(14)	$(12)
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	2,238	(6,625)	(4,387)
Tax-exempt(1)	3,132	(46)	3,086
Held to maturity
Taxable	3,271	(1,033)	2,238
Tax-exempt(1)	1,649	(811)	838
Loans:
Commercial:
Taxable	486	(10,229)	(9,743)
Tax-exempt(1)	544	(369)	175
Real estate construction	(1,131)	(1,205)	(2,336)
Real estate residential	(1,442)	(2,294)	(3,736)
Consumer	1,819	(5,626)	(3,807)

Total loans(1)	276	(19,723)	(19,447)

Total increase (decrease) in interest and fee income(1)	10,568	(28,252)	(17,684)

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	1,771	(9,725)	(7,954)
Time less than $100,000	(2,065)	(6,544)	(8,609)
Time $100,000 or more	(4,004)	(8,376)	(12,380)

Total interest-bearing	(4,298)	(24,645)	(28,943)
Funds purchased	(517)	(5,018)	(5,535)
Federal Home Loan Bank advances	4,995	7	5,002
Notes and mortgages payable	(231)	2	(229)

Total (decrease) in interest expense	(51)	(29,654)	(29,705)

Increase in net interest income(1)	$10,619	$1,402	$12,021

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	Years Ended December 31,
	2001 Compared with 2000

	Volume	Rate	Total

	(Dollars in thousands)
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$13	$(6)	$7
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	(7,820)	(227)	(8,047)
Tax-exempt(1)	4,065	(352)	3,713
Held to maturity
Taxable	(335)	(156)	(491)
Tax-exempt(1)	(321)	(814)	(1,135)
Loans:
Commercial:
Taxable	2,739	(8,871)	(6,132)
Tax-exempt(1)	1,106	7	1,113
Real estate construction	1,905	(1,596)	309
Real estate residential	832	(424)	408
Consumer	1,154	(1,872)	(718)

Total loans(1)	7,736	(12,756)	(5,020)

Total increase (decrease) in interest and fee income(1)	3,338	(14,311)	(10,973)

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	129	(3,060)	(2,931)
Time less than $100,000	(246)	(2,617)	(2,863)
Time $100,000 or more	739	(5,794)	(5,055)

Total interest-bearing	622	(11,471)	(10,849)
Funds purchased	(3,686)	(4,922)	(8,608)
Federal Home Loan Bank advances	223	0	223
Notes and mortgages payable	(507)	14	(493)

Total increase in interest expense	(3,348)	(16,379)	(19,727)

Increase in net interest income(1)	$6,686	$2,068	$8,754

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision For Loan Losses

      The provision for loan losses was $3.6 million for 2002 and 2001, compared to $3.7 million in 2000. The reduction in the provision reflects the results of the Company’s continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts. For further information regarding net credit losses and the allowance for loan losses, see the “Credit Quality” section of this report.

Investment Portfolio

      The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

      The objective of the held to maturity portfolio is to maintain a prudent yield and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 76 months at December 31, 2002 and, on the same date, those investments included $426.4 million in fixed-rate and $12.6 million in adjustable-rate securities.

      Investment securities available for sale are generally used to supplement the Company’s liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2002, the Company held $947.8 million classified as investments available for sale. At December 31, 2002, an unrealized gain of $19.2 million net of taxes of $13.9 million related to these securities, was included in shareholders’ equity.

      The Company had no trading securities at December 31, 2002, 2001 and 2000.

      For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

      The following table shows the carrying amount (fair value) of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio Distribution

	At December 31,

	2002	2001	2000

	(Dollars in thousands)
U.S. Treasury	$21,088	$135,086	$188,513
U.S. Government agencies and corporations	385,508	213,454	207,091
States and political subdivisions	296,259	303,048	241,151
Asset backed securities	42,075	33,283	76,678
Other	202,918	264,099	207,842

Total	$947,848	$948,970	$921,275

      The following table sets forth the relative maturities and yields of the Company’s available for sale securities (stated at amortized cost) at December 31, 2002. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Available for Sale Maturity Distribution

	At December 31, 2002

		After One	After Five
	Within	but Within	but Within	After Ten	Mortgage-
	One Year	Five Years	Ten Years	Years	Backed	Other	Total

	(Dollars in thousands)
U.S. Treasury	$9,994	$10,490	$—	$—	$—	$—	$20,484
Interest rate	6.15%	3.90%	—%	—%	—%	—%	5.00%
U.S. Government agencies and corporations	38,493	309,550	56	—	—	—	348,099
Interest rate	5.97%	4.35%	8.07%	—	—	—	4.53%
States and political subdivisions	551	32,807	132,444	113,033	—	—	278,834
Interest rate	7.49%	7.73%	7.65%	7.11%	—	—	7.44%
Asset-backed	—	31,529	9,965	—	—	—	41,494
Interest rate	—	2.54%	2.54%	—	—	—	2.54%
Other securities	46,843	94,970	—	—	—	—	141,814
Interest rate	6.05%	5.15%	—	—	—	—	5.40%

Subtotal	95,882	479,347	142,408	113,033	—	—	830,725
Interest rate	5.32%	5.80%	6.85%	7.11%	—	—	6.09%
Mortgage Backed	—	—	—	—	29,628	—	29,628
Interest rate	—	—	—	—	4.55%	—	4.55%
Other without set maturities	—	—	—	—	—	54,448	54,448
Interest rate	—	—	—	—	—	6.60%	6.60%

Total	$95,882	$479,347	$142,408	$113,033	$29,628	$54,448	$914,801
Interest rate	5.32%	5.80%	6.85%	7.11%	4.55%	6.60%	5.60%

      The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:

Held to Maturity Portfolio Distribution

	At December 31,

	2002	2001	2000

	(Dollars in thousands)
U.S. Treasury	$—	$—	$—
U.S. Government agencies and corporations	201,486	55,320	64,717
States and political subdivisions	212,569	141,712	151,980
Asset backed securities	9,769	—	—
Other	15,161	12,137	11,338

Total	$438,985	$209,169	$228,035

Fair value	$450,771	$214,866	$231,906

      The following table sets forth the relative maturities and yields of the Company’s held to maturity securities at December 31, 2002. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Held to Maturity Maturity Distribution

	At December 31, 2002

		After One	After Five
	Within	But Within	But Within	After Ten	Mortgage-
	One Year	Five Years	Ten Years	Years	Backed	Other	Total

	(Dollars in thousands)
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—
Interest rate	—%	—%	—%	—%	—%	—%	—%
U.S. Government Agencies and Corporations	—	—	—	—	—	—	—
Interest rate	—	—	—	—	—	—	—
States and Political Subdivisions	5,220	67,008	53,359	86,982	—	—	212,569
Interest rate	7.45%	7.35%	7.85%	6.84%	—	—	7.27%
Asset Backed	—	9,769	—	—	—	—	9,769
Interest rate	—	3.27%	—	—	—	—	3.27%
Other	—	—	—	—	—	15,161	15,161
Interest rate	—	—	—	—	—	5.15%	5.15%

Subtotal	5,220	76,777	53,359	86,982	—	15,161	237,499
Interest rate	7.45%	6.83%	7.85%	6.84%	—%	5.15%	6.97%
Mortgage Backed	—	—	—	—	201,486	—	201,486
Interest rate	—	—	—	—	4.09%	—	4.09%

Total	$5,220	$76,777	$53,359	$86,982	$201,486	$15,161	$438,985
Interest rate	7.45%	6.83%	7.85%	6.84%	4.09%	5.15%	5.65%

Loan Portfolio

      The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio Distribution

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Commercial and commercial real estate	$1,588,803	$1,576,723	$1,562,462	$1,502,237	$1,476,912
Real estate construction	45,547	69,658	64,195	50,928	57,998
Real estate residential	330,460	347,114	355,488	337,002	384,128
Consumer	530,054	491,793	502,367	434,803	385,204
Unearned income	(226)	(831)	(2,353)	(4,124)	(6,345)

Gross loans	$2,494,638	$2,484,457	$2,482,159	$2,320,846	$2,297,897
Allowance for loan losses	(54,227)	(52,086)	(52,279)	(51,574)	(51,304)

Net loans	$2,440,411	$2,432,371	$2,429,880	$2,269,272	$2,246,593

      The following table shows the maturity distribution and interest rate sensitivity of commercial and real estate construction loans at December 31, 2002. Balances exclude loans to individuals and residential mortgages totaling $860.3 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

	At December 31, 2002

	Within	One to	After
	One Year	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and commercial real estate*	$762,502	$403,503	$422,798	$1,588,803
Real estate construction	45,491	56	0	45,547

Total	$807,993	$403,559	$422,798	$1,634,350

Loans with fixed interest rates	$116,655	$416,785	$436,659	$970,099
Loans with floating interest rates	664,251	—	—	664,251

Total	$780,906	$416,785	$436,659	$1,634,350

*	Includes demand loans

Commitments and Letters of Credit

      It is not the policy of the Company to issue formal commitments on lines of credit except to a limited number of well-established and financially responsible local commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of Letters of Credit to facilitate the customers’ particular business transactions. Commitment fees generally are not charged except where Letters of Credit are involved. Commitments and lines of credit typically mature within one year. For further information, see Note 12 to the consolidated financial statements.

Credit Quality

      The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with higher credit risk and to increase diversification of the loan portfolio. Credit reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the “classified loans” category, which includes all nonperforming and potential problem loans, and receive an elevated level of management attention to ensure collection.

Classified Loans and Other Real Estate Owned

      The following summarizes the Company’s classified loans for the periods indicated:

Classified Loans and OREO

	At December 31,

	2002	2001

	(Dollars in thousands)
Classified loans	$34,001	$22,285
Other real estate owned	381	523

Total	$34,382	$22,808

      Classified loans at December 31, 2002 increased $11.7 million or 52.6% to $34.0 million from December 31, 2001, due to $12.3 million in classified loans acquired through the KSB acquisition and new downgrades, partially reduced by upgrades and payoffs. Other real estate owned decreased $142 thousand from the prior year, due to sales and writedowns of properties acquired in satisfaction of debt, partially offset by new foreclosures on real estate collateralizing loans.

Nonperforming Loans

      Nonperforming credits include nonaccrual loans, loans 90 or more days past due and still accruing and other real estate owned. Loans are placed on nonaccrual status upon reaching 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonperforming credits. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.

      The following table summarizes the nonperforming assets of the Company for the periods indicated:

Nonperforming Loans and OREO

	At December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Performing nonaccrual loans	$3,464	$3,055	$3,499	$3,460	$1,800
Nonperforming nonaccrual loans	5,717	5,058	4,525	5,501	6,732

Nonaccrual loans	9,181	8,113	8,024	8,961	8,532

Loans 90 or more days past due and still accruing	738	550	650	584	522
Other real estate owned	381	523	2,065	3,269	4,315

Total Nonperforming loans and OREO	$10,300	$9,186	$10,739	$12,814	$13,369

Allowance for loan losses as a percentage of nonaccrual loans and loans 90 or more days past due and still accruing	547%	601%	603%	540%	564%
Allowance for loan losses as a percentage of total nonperforming loans and OREO	526%	567%	487%	402%	383%

      Performing and nonperforming nonaccrual loans at December 31, 2002 were $409 thousand and $659 thousand above 2001 levels, respectively. Most performing nonaccrual loans from a year ago were either paid off or returned to accrual status and other loans were downgraded. The increase in nonperforming loans was the net result of downgrades and $1.4 million of loans remaining on nonaccrual since 2001, partially reduced by payoffs and upgrades. The $142 thousand decline of other real estate owned balances at December 31, 2002 was due to sales of most properties from 2001, partially offset by an addition of one large property recorded at $261 thousand.

      Performing nonaccrual loans at December 31, 2001 were $444 thousand below the level of a year earlier, while nonperforming loans increased $533 thousand. With the exception of three relationships totaling $2.4 million, all loans on nonaccrual status in 2000 were either paid off or brought current in 2001, with the net result of total nonaccrual loans remaining approximately unchanged. All foreclosed property owned in 2000 was disposed of at a small gain during 2001; the $523 thousand owned at December 31, 2001 consisted of seven small parcels. The Company had no restructured loans as of December 31, 2002 and 2001.

      The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding during the period, was $629 thousand in 2002, $673 thousand in 2001 and $859 thousand in 2000. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2002, 2001 and 2000 was $489 thousand, $632 thousand and

$653 thousand, respectively. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2002, totaled approximately $281 thousand, compared with $161 thousand in 2001 and $527 thousand in 2000.

      Management believes the overall credit quality of the loan portfolio continues to be strong; however, total nonperforming assets could fluctuate from year to year. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain nonperforming loans and OREO at their current levels; however, no assurance can be given that additional increases in nonaccrual loans will not occur in future periods.

Loan Loss Experience

      The Company’s allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be reasonably anticipated based upon specific borrower conditions, credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. Loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical rate of net losses and delinquency trends grouped by the number of days the payments on those loans are delinquent. A portion of the allowance is also allocated to impaired loans. Management considers the $54.2 million allowance for loan losses, which is equivalent to 2.17% of total loans at December 31, 2002, to be adequate as a reserve against inherent losses. However, while the Company’s policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future allowance levels.

      The following table summarizes the loan loss experience of the Company for the periods indicated:

Loan Loss Allowance, Chargeoffs & Recoveries

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Total loans outstanding	$2,494,638	$2,484,457	$2,482,159	$2,320,846	$2,297,897
Average loans outstanding during the period	2,465,876	2,465,616	$2,369,065	2,292,386	2,262,082
Analysis of the Allowance Balance, beginning of period	$52,086	$52,279	$51,574	$51,304	$50,630
Additions to the allowance charged to operating expense	3,600	3,600	3,675	4,780	5,180
Allowance acquired through merger	2,050	—	1,036	—	—
Loans charged off:
Commercial and commercial real estate	(1,885)	(2,475)	(4,148)	(5,071)	(5,113)
Real estate construction	0	(10)	—	(94)	—
Real estate residential	0	—	(16)	(18)	(97)
Consumer	(4,340)	(4,968)	(3,818)	(2,754)	(3,358)

Total chargeoffs	(6,225)	(7,453)	(7,982)	(7,937)	(8,568)

Recoveries of loans previously charged off:
Commercial and commercial real estate	950	1,577	2,333	2,052	2,305
Real estate construction	0	—	—	—	10
Real estate residential	0	243	—	—	1
Consumer	1,766	1,840	1,643	1,375	1,746

Total recoveries	2,716	3,660	3,976	3,427	4,062

Net loan losses	(3,509)	(3,793)	(4,006)	(4,510)	(4,506)

Balance, end of period	$54,227	$52,086	$52,279	$51,574	$51,304

Net loan losses to average loans	0.14%	0.15%	0.17%	0.20%	0.20%
Allowance for loan losses as a percentage of loans outstanding	2.17%	2.10%	2.11%	2.22%	2.23%

Allocation of the Allowance for Loan Losses

      The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:

Allocation of the Allowance for Loan Losses

	At December 31,

	2002		2001		2000		1999		1998

	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as
	of the	Percent	of the	Percent	of the	Percent	of the	Percent	of the	Percent
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
Commercial	$23,692	64%	$21,206	63%	$21,632	63%	$23,523	65%	$22,240	64%
Real estate construction	2,370	2%	4,860	3%	4,344	3%	2,042	2%	4,055	3%
Real estate residential	893	13%	417	14%	427	14%	877	14%	310	17%
Consumer	7,862	21%	4,986	20%	5,648	20%	4,670	19%	4,260	16%
Unallocated portion	19,410	—	20,617	—	20,228	—	20,462	—	20,439	—

Total	$54,227	100%	$52,086	100%	$52,279	100%	$51,574	100%	$51,304	100%

Impaired Loans

      The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for impairment. In measuring impairment, the Company reviews all commercial and construction loans classified “Substandard” and “Doubtful” that meet materiality thresholds of $250 thousand and $100 thousand, respectively. The Company considers classified loans below the established thresholds to represent immaterial credit risk. All loans classified as “Loss” are considered impaired. Commercial and construction loans that are not classified, and large groups of smaller-balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company’s standard loan loss reserve methodology. The Company generally identifies loans to be reported as impaired when such loans are in nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan.

      The following summarizes the Company’s impaired loans for the periods indicated:

Impaired Loans

	Year Ended
	December 31,

	2002	2001

	(Dollars in thousands)
Nonaccrual loans	$9,181	$8,113
Other	3,805	3,755

Total impaired loans	$12,986	$11,868

Specific reserves	$1,087	$992

      The $3.8 million balance of impaired loans as of December 31, 2002, other than nonaccrual loans, is due to one commercial real estate loan having collateral exposure that may preclude ultimate full repayment. Payment on this credit was current as of December 31, 2002.

      Average impaired loans for the year ended December 31, 2002 were $13.0 million compared to $11.8 million in 2001. Portions of the Company’s allowance for credit losses were allocated to each of these impaired loans. In general, the Company does not recognize any interest income on troubled debt restructurings or loans that are classified as nonaccrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible.

Asset And Liability Management

      The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

      In adjusting the Company’s asset/ liability position, Management attempts to manage interest rate risk while enhancing net interest margin. At times, depending on the level of general interest rates, the relationship between long and short term interest rates, market conditions and competitive factors, Management may increase the Company’s interest rate risk position in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates.

      The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income (“NII”) that result from forecast changes in interest rates. This analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario and a NII forecast using a rising or falling rate scenario, where the Federal Funds rate, serving as a “driver,” is made to rise by 100 basis points or fall by 100 basis points over the 12-month forecast interval triggering a response in the other rates. Company policy requires that such simulated changes in NII should always be within certain specified ranges or steps must be taken to reduce interest rate risk.

      The following table summarizes the simulated change in NII, based on the 12-month period ending December 31, 2002:

Simulated Changes to Net Interest Income

		Estimated Increase
		(Decrease) in NII
2002	Estimated
Changes in Interest Rates (Basis Points)	NII Amount	Amount	Percent

	(Dollars in millions)
+100	$217.1	$(2.2)	-1.0%
—	219.3	—	—
-100	221.1	1.8	0.8%

		Estimated Increase
		(Decrease) in NII
2001	Estimated
Changes in Interest Rates (Basis Points)	NII Amount	Amount	Percent

	(Dollars in millions)
+100	$206.0	$(2.5)	-1.2%
—	208.5	—	—
-100	210.6	2.1	1.0%

      The following table summarizes the interest rate sensitivity gaps inherent in the Company’s asset and liability portfolios at December 31, 2002:

Interest Rate Sensitivity Analysis

	Repricing Within (Days)

					Non-
	0-90	91-180	181-365	Over 365	Repricing	Total

	(Dollars in thousands)
Assets
Investment securities	$79,088	$43,308	$103,948	$1,160,489	—	$1,386,833
Loans	956,225	125,938	213,984	1,198,491	—	2,494,638
Other assets	—	—	—	—	343,396	343,396

Total assets	$1,035,313	$169,246	$317,932	$2,358,980	$343,396	$4,224,867

Liabilities
Noninterest bearing	$—	$—	$—	$—	$1,146,828	$1,146,828
Interest-bearing:
Transaction	167,963	167,963	223,949	0	—	559,875
Money market savings	200,679	200,679	267,573	0	—	668,931
Passbook savings	85,016	85,016	113,356	0	—	283,388
Time	331,235	154,527	78,754	70,527	—	635,043
Short-term borrowings	349,736	0	0	0	—	349,736
Federal Home Loan Bank advances	0	0	0	170,000	—	170,000
Debt financing and notes payable	3,214	0	0	21,393	—	24,607
Other liabilities	—	—	—	—	44,960	44,960
Shareholders’ equity	—	—	—	—	341,499	341,499

Total liabilities and shareholders’ equity	$1,137,843	$608,185	$683,632	$261,920	$1,533,287	$4,224,867

Net (liabilities) assets subject to repricing	(102,530)	(438,939)	(365,700)	2,097,060	(1,189,891)

Cumulative net (liabilities) assets subject to repricing	(102,530)	(541,469)	(907,169)	1,189,891	0

      The repricing terms of the table above do not represent contractual principal maturities, but rather principal cash flows available for repricing. The interest rate sensitivity report shown above categorizes interest-bearing transaction deposits and savings deposits as repricing within 30 days. However, it is the experience of Management that the historical interest rate volatility of these interest-bearing transaction and savings deposits can be similar to liabilities with longer repricing dates, depending on market conditions. Moreover, the degree to which these deposits respond to changes in money market rates usually is less than the response of interest-rate sensitivity loans. These factors cause the cumulative net liability position shown above to indicate a much greater degree of liability sensitivity than Management believes really exists based on the additional analysis previously discussed.

Liquidity

      The Company’s principal source of liquidity is its operating activities. Operating profitability in 2002, 2001, and 2000 generated substantial cash flows of $90.6 million, $99.7 million and $92.8 million, respectively.

      The Company’s investing activities were a substantial net use of cash in 2002. All proceeds from maturing investment securities of $1,688 million were reinvested, for a net use of cash of $202.6 million. Net repayments of loans totaled $45.3 million and were used for purchases of investment securities. Other investment activities provided $5.2 million. In 2001 the Company’s investing activities were a net use of cash of $9.2 million. Substantial proceeds from maturing investment securities of $449.8 million were all reinvested, for a net use of cash of $1.3 million. In addition, net disbursements of loans amounted to $7.2 million. Other investing activities used $605 thousand. Investing activities were a net source of cash in 2000. Proceeds from maturing investment securities of $164.4 million were only partially reinvested, for a net increase in cash of $103.9 million. Much of this cash was consumed by net disbursements of loans, which amounted to $97.6 million during the year. Other investing activities contributed $5.4 million.

      Financing activities were a net source in 2002 and a net use of cash in 2001 and 2000. Cash was used in all three periods to repurchase Company common stock: $64.0 million in 2002, $101.3 million in 2001 and $58.4 million in 2000. Cash was also used in all periods for the payment of shareholder dividends of $30.3 million in 2002, $29.1 million in 2001 and $27.0 million in 2000. In 2002 short-term borrowing and Federal Home Loan Bank advances increased $88.1 million and $130.0 million, respectively. Conversely, the Company also used $75.0 million cash in 2001 to reduce its short-term borrowings, for a combined financing activity use for the year of $197.9 million. Cash of $75.8 million was used in 2000 to reduce short-term-borrowings as well, but the effect was largely offset by a $91.1 million increase in deposits. In sum, financing activities used $73.8 million in cash in 2000.

      At December 31, 2002, the Company had customary lines for overnight borrowings from other financial institutions totaling $700 million and a $20 million line of credit under which $1.8 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company may also borrow from the FHLB which it collateralizes with its residential real estate loans. At December 31, 2002, the Company had excess collateral providing available borrowing capacity from the FHLB of approximately $61 million.

      During 2002, the Company reduced its long-term debt by $16.9 million, reducing its debt-to-equity ratio from 13.8% at January 1, 2000 to 7.2% at December 31, 2002. The Company’s long-term debt rating from Fitch Ratings is A-with a stable outlook. Management expects the Company can access additional long-term debt financing if desired.

      The Parent Company’s primary source of liquidity is dividends from the Bank. Dividends from the Bank are subject to certain regulatory limitations. During 2002, 2001 and 2000, WAB declared dividends to the Company of $80, $81 and $84 million, respectively. See Note 15 to the consolidated financial statements.

      The following table sets forth the known contractual obligations of the Company at December 31, 2002:

Contractual Obligations

	At December 31, 2002

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Long-Term Debt Obligations	$14,964	$6,428	$3,214	$0	$24,606
Operating Lease Obligations	4,735	6,967	3,830	2,884	18,416
Purchase Obligations	5,433	10,866	5,433	0	21,733

Total	$25,132	$24,261	$12,477	$2,884	$64,755

      Long-Term Debt Obligations and Operating Lease Obligations are discussed in the consolidated financial statements at Notes 6 and 11, respectively. The Purchase Obligation consists of the Company’s minimum liability under a contract with a third-party automated services provider.

      Management believes the Company will maintain its cash levels through the end of 2003 mainly due to increased profitability and retained earnings. It is anticipated that loan demand will continue to increase moderately, although demand for loans will be dictated by economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand through the end of 2003. The investment securities portfolio is expected to increase. However, due to concerns regarding possible terrorist attacks and geo-political risks there is considerable uncertainty in the general economic environment which may impact loan demand and levels of customer deposits. It is anticipated that share repurchases will also continue in 2003 from time to time depending on market conditions and other factors.

Capital Resources

      The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

      The Company annually repurchases approximately 1.0 million of its shares of Common Stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet employee stock awards, option plans, and other ongoing requirements.

      In addition to these systematic repurchases, other programs have been implemented to optimize the Company’s use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased an additional 550 thousand shares in 2002, 1.7 million shares in 2001 and 1.0 million shares in 2000.

      The Company’s primary capital resource is shareholders’ equity, which increased $27.1 million or 8.6% from the previous year, the net result of profits earned during the year and an unrealized gain on securities, reduced by dividends paid and the effect of the Company’s ongoing share repurchase program.

      The ratio of total risk-based capital to risk-adjusted assets was 10.97% at December 31, 2002, compared to 10.63% at December 31, 2001. Tier I risk-based capital to risk-adjusted assets was up from 9.29% at December 31, 2001 to 9.71% at December 31, 2002.

Capital to Risk-Adjusted Assets

	At December 31,

			Minimum
			Regulatory
	2002	2001	Requirement

Tier I Capital	9.71%	9.29%	4.00%
Total Capital	10.97%	10.63%	8.00%
Leverage ratio	7.27%	7.30%	4.00%

      Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company’s future needs. All ratios are in excess of the regulatory definition of “well capitalized.”

Financial Ratios

      The following table shows key financial ratios for the periods indicated:

	At December 31,

	2002	2001	2000

Return on average total assets	2.17%	2.18%	2.06%
Return on shareholders’ equity	28.70%	27.17%	25.78%
Average shareholders’ equity as a percentage of:
Average total assets	7.55%	8.04%	7.98%
Average total loans	12.31%	12.58%	13.06%
Average total deposits	9.28%	9.64%	9.80%
Dividend payout ratio (diluted EPS)	35%	35%	34%

Deposit Categories

      The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.

      The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	Years Ended December 31,

	2002			2001			2000

		Percentage			Percentage			Percentage
	Average	of Total		Average	of Total		Average	of Total
	Balance	Deposits	Rate*	Balance	Deposits	Rate*	Balance	Deposits	Rate*

	(Dollars in thousands)
Noninterest bearing demand	$1,075,845	32.9%	—%	$992,182	30.8%	—%	$953,667	30.2%	—%
Interest bearing:
Transaction	534,190	16.3%	0.29%	514,235	16.0%	0.54%	508,969	16.1%	0.83%
Savings	958,421	29.3%	1.09%	846,743	26.3%	2.02%	841,270	26.6%	2.21%
Time less than $100 thousand	334,601	10.2%	2.48%	387,407	12.0%	4.36%	391,500	12.4%	5.05%
Time $100 thousand or more	368,456	11.3%	2.28%	477,035	14.8%	4.36%	462,506	14.6%	5.59%

Total	$3,271,513	100.0%	1.30%	$3,217,602	100.0%	2.59%	$3,157,912	100.0%	3.10%

*	Rate is computed based on interest-bearing deposits

      During 2002, total average deposits increased by $5.39 million or 1.7% from 2001 due to an inflow of $83.7 million of noninterest bearing deposits, a $20 million increase in interest bearing demand deposits and a $11.7 million increase in savings deposits, partially offset by declines in consumer CDs (down $52.8 million) and public and jumbo CDs (down $108.6 million).

      During 2001, total average deposits increased by $60 million or 1.9% from 2000 due to an inflow of $39 million of noninterest bearing deposits, plus smaller increases in interest bearing demand and savings deposits. Also, time deposits in excess of $100 thousand increased by $15 million with a corresponding reduction in consumer CDs of $4 million.

      The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Deposit Over $100,000 Maturity Distribution

December 31,
2002

(In thousands)
Three months or less	$184,280
Over three through six months	31,383
Over six through twelve months	73,227
Over twelve months	25,383

Total	$314,273

Short-term Borrowings

      The following table sets forth the short-term borrowings of the Company for the periods indicated:

Short-Term Borrowings Distribution

	At December 31,

	2002	2001	2000

	(In thousands)
Federal funds purchased	$146,425	$62,675	$183,550
Other borrowed funds:
Retail repurchase agreements	3,033	4,213	35,770
Other	200,278	205,023	167,622

Total other borrowed funds	203,311	209,236	203,392

Total short term borrowings	$349,736	$271,911	$386,942

      Further detail of other borrowed funds is as follows:

Other Borrowed Funds Balances and Rates Paid

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Outstanding amount:
Average for the year	$184,942	$181,483	$210,811
Maximum during the year	239,130	210,927	228,499
Interest rates:
Average for the year	1.34%	3.14%	4.40%
Average at period end	0.77%	1.93%	4.00%

Noninterest Income

Components of Noninterest Income

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Service charges on deposit accounts	$24,447	$23,114	$21,067
Merchant credit card fees	3,730	3,993	4,005
ATM fees & interchange	2,396	2,282	2,115
Financial services commissions	1,315	1,375	1,634
Debit card fees	1,879	1,515	1,175
Mortgage banking income	985	918	807
Official check sales fees	637	1,102	1,443
Trust fees	1,020	966	848
Gains on sale of foreclosed property	108	156	740
Other noninterest income	4,294	7,234	7,296

Total noninterest income before impairment of investment securities	$40,811	$42,655	$41,130

Impairment of investment securities	$(4,260)	$0	$0

Total	$36,551	$42,655	$41,130

      Noninterest income for 2002 was $6.1 million or 14.3% lower than 2001 primarily due to a $4.3 million charge for the other-than-temporary impairment of corporate bonds of an issuer in the telecom industry which declared bankruptcy. Additionally, other noninterest income in 2002 was lower because 2001 benefited from $1.5 million additional gains on sales of other assets and a gain on sale of four branches. Merchant credit card income fell $263 thousand for 2002 primarily due to a lower average discount rate of 2.16% compared with 2.19% the prior year. Official check income declined $465 thousand for 2002 or 42.2% due to lower earnings on outstanding checks.

      The largest offset to the decrease in 2002 was service charges on deposits. Specifically, deficit fees charged on analyzed accounts increased $1.8 million, or 23.4%. Fees generated from users of the Company’s debit card product grew $364 thousand (24.0%) to $1.9 million, as card usage continued to increase.

      Noninterest income increased $1.5 million or 3.7% in 2001 compared to 2000, principally due to higher service charges on deposit accounts, mainly in the area of deficit fees charged on analyzed accounts, which increased $1.7 million, or 29.6%. Other deposit account fees increased slightly. Debit card fees rose $340 thousand (28.9%) to $1.5 million. Trust fees increased $118 thousand (13.9%) with intensified marketing emphasis resulting in more trust assets under management.

      Financial services commissions were down $259 thousand (15.9%) in 2001 because of lower sales of mutual fund products. Gains on sales of foreclosed property dropped $584 thousand (78.9%), as 2000 included the sale of one large property, and official check income was down $341 thousand (23.6%) due to lower interest rates earned by the Company on outstanding checks.

Noninterest Expense

Components of Noninterest Expense

	Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Salaries and wages	$37,877	$36,513	$35,174
Incentives	6,068	5,404	5,126
Other personnel benefits	11,415	10,973	10,966
Occupancy	11,971	11,943	11,447
Equipment	5,873	6,171	6,523
Data processing	6,078	6,034	6,025
Contract courier	3,642	3,650	3,496
Telephone	1,700	1,917	2,202
Postage	1,601	1,711	2,018
Professional fees	1,770	1,626	1,864
Stationery and supplies	1,451	1,479	1,609
Merchant credit card processing	1,412	1,465	1,565
Advertising and public relations	1,190	1,406	1,295
Loan expense	1,324	1,107	1,037
Amortization of deposit intangibles	1,003	1,364	1,193
Amortization of goodwill	0	1,176	1,031
Other	8,948	8,712	7,627

Total	$103,323	$102,651	$100,198

Noninterest expense to revenues (“efficiency ratio”) (FTE)	41.0%	41.7%	42.4%
Average full-time equivalent staff	1,072	1,082	1,082
Total assets per full-time staff	$3,752	$3,565	$3,584

      Noninterest expense increased by $672 thousand in 2002 compared to 2001, proportionately less than the corresponding increase in total revenues. This resulted in an efficiency ratio of 41.0%. Personnel-related cost increased $2.5 million or 4.7%. The growth was attributable to merit increases for employees, severance costs incurred in connection with the Company’s acquisition of KSB in June 2002 and higher incentive payments. Professional fees increased $144 thousand (8.9%) primarily in connection with legal costs incurred as a result of the KSB acquisition. Loan expense rose $217 thousand or 19.6% due to growth in new loans and refinancings.

      Offsetting these increases, equipment expense, which consists largely of depreciation charges, decreased $298 thousand (4.8%). Amortization of intangibles declined primarily because of the discontinuation of goodwill amortization in accordance with the implementation of Statement of Financial Accounting Standards No. 142 and, to a lesser extent, the expiration of intangibles associated with prior acquisitions. Telephone expense continued to drop (down $217 thousand or 11.3% from 2001). Advertising and public relations fell $216 thousand (15.4%) primarily due to decreases in promotional advertising.

      Noninterest expense increased $2.5 million or 2.4% in 2001 compared to 2000. Much of the increase was due to higher salary and wage expense, which grew $1.3 million (3.7%). The growth was due to merit increases granted to continuing staff and higher salary levels required to attract replacement personnel. The $278 thousand (5.4%) increase in incentive pay was the result of an increased accrual for incentives to be paid out based on 2001 performance and greater productivity incentives paid to sales staff. Occupancy expense was up $496 thousand (4.3%) primarily due to higher energy costs. Intangible asset amortization included a full year of cost associated with the August, 2000 First Counties Bank (“FCB”) acquisition, and contract courier expense grew $154 thousand (4.4%), as a result of the Company’s successful marketing of courier services to an increased number of business clients. The “Other” category, which was up $1.1 million (14.2%), included a $600 thousand special provision for nonrecurring operating losses.

      Other expenses decreased from 2000, partially offsetting the increases outlined above. Equipment expense was down $352 thousand (5.4%) due to reduced depreciation costs, as a major loan underwriting computer system became fully depreciated during the year, and lower computer maintenance made possible by hardware upgrades. Professional fees also decreased $238 thousand (12.8%) because 2000 included costs incurred in connection with the FCB acquisition and unrelated loan collection costs. Telephone and postage costs each dropped approximately $300 thousand, both due to lower activity and, in the case of telephone, some special credits received during the year.

      The ratio of average assets per full-time equivalent staff was $3.75 million in 2002 compared to $3.57 million and $3.58 million in 2001 and 2000, respectively.

Provision For Income Tax

      The provision for income taxes (FTE) was higher by $2.4 million or 4.3% in 2002 compared to 2001, resulting in a slight increase in the effective tax rate to 40.0% from 39.8%. The increase in the provision is primarily the result of higher pretax income.

      The income tax provision increased by $3.5 million or 6.7% in 2001 compared to 2000, primarily as a result of higher pretax income. The 2001 provision of $55.8 million reflects an effective tax rate of 39.8% compared to a provision of $52.3 million in 2000, representing an effective tax rate of 39.6%.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.

      Interest rate risk as discussed above is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company’s business activities.

Item 8.     Financial Statements and Supplementary Data

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

	Balances as of December 31,

	2002	2001

	(In thousands)
ASSETS
Cash and cash equivalents (Note 15)	$222,577	$179,182
Money market assets	633	534
Investment securities available for sale (Note 2)	947,848	948,970
Investment securities held to maturity; market values of $450,771 in 2002 and $214,866 in 2001 (Note 2)	438,985	209,169
Loans, net of an allowance for loan losses of: $54,227 in 2002 and $52,086 in 2001 (Notes 3, 4 and 14)	2,440,411	2,432,371
Other real estate owned	381	523
Premises and equipment, net (Note 5)	37,396	39,821
Interest receivable and other assets (Note 9)	136,636	117,397

Total Assets	$4,224,867	$3,927,967

LIABILITIES
Deposits:
Noninterest bearing	$1,146,828	$1,048,458
Interest bearing:
Transaction	559,875	519,324
Savings	952,319	863,523
Time (Notes 2 and 6)	635,043	803,330

Total deposits	3,294,065	3,234,635

Short-term borrowed funds (Notes 2 and 6)	349,736	271,911
Federal Home Loan Bank advances (Note 6)	170,000	40,000
Notes Payable (Note 6)	24,607	27,821
Liability for interest, taxes and other expenses (Note 9)	44,960	39,241

Total Liabilities	3,883,368	3,613,608

Shareholders’ Equity (Notes 7, 8 and 15)
Common Stock (no par value) Authorized — 150,000 shares Issued and outstanding — 33,411 in 2002 and 34,220 in 2001	217,198	209,074
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net	19,152	11,900
Retained earnings	105,149	93,385

Total Shareholders’ Equity	341,499	314,359

Total Liabilities and Shareholders’ Equity	$4,224,867	$3,927,967

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Interest Income
Loans	$174,810	$194,432	$199,866
Money market assets and funds sold	12	24	18
Investment securities:
Available for sale
Taxable	32,426	36,813	44,860
Tax-exempt	14,960	13,482	11,491
Held to maturity
Taxable	6,810	4,572	5,063
Tax-exempt	8,615	7,733	8,218

Total Interest Income	237,633	257,056	269,516

Interest Expense
Transaction deposits	1,533	2,769	4,203
Savings deposits	10,409	17,127	18,624
Time deposits (Note 6)	16,703	37,692	45,610
Short-term borrowed funds (Note 6)	3,524	9,060	17,668
Federal Home Loan Bank advances	5,225	223	0
Debt financing and notes payable (Note 6)	1,788	2,016	2,509

Total Interest Expense	39,182	68,887	88,614

Net Interest Income	198,451	188,169	180,902
Provision for loan losses (Note 3)	3,600	3,600	3,675

Net Interest Income After Provision for Loan Losses	194,851	184,569	177,227

Noninterest Income
Service charges on deposit accounts	$24,446	$23,114	$21,066
Merchant credit card	3,730	3,993	4,005
Financial services commissions	1,315	1,375	1,634
Mortgage banking	985	918	807
Trust fees	1,020	966	848
Impairment of investment securities	(4,260)	0	0
Other	9,315	12,289	12,770

Total Noninterest Income	36,551	42,655	41,130

Noninterest Expense
Salaries and related benefits (Note 13)	$55,360	$52,890	$51,266
Occupancy (Notes 5 and 11)	11,971	11,943	11,447
Furniture and equipment (Notes 5 and 11)	5,873	6,171	6,523
Data processing	6,078	6,034	6,025
Contract courier	3,643	3,650	3,496
Professional fees	1,770	1,626	1,864
Other real estate owned	143	166	467
Other	18,485	20,171	19,110

Total Noninterest Expense	103,323	102,651	100,198

Income Before Income Taxes	128,079	124,573	118,159
Provision for income taxes (Note 9)	40,941	40,294	38,380

Net Income	$87,138	$84,279	$79,779

Comprehensive Income, net:
Change in unrealized gain on securities available for sale, net	7,252	4,731	11,690

Comprehensive Income	$94,390	$89,010	$91,469

Average Shares Outstanding	33,686	35,213	36,410
Diluted Average Shares Outstanding	34,225	35,748	36,936
Per Share Data (Note 7)
Basic earnings	$2.59	$2.39	$2.19
Diluted earnings	2.55	2.36	2.16
Dividends paid	0.90	0.82	0.74

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
		Other
	Common	Comprehensive	Retained
	Stock	Income (Loss)	Earnings	Total

	(In thousands)
December 31, 1999	$186,435	$(4,521)	$118,678	$300,592
Net income for the year 2000			79,779	79,779
Stock issued in connection with purchase of First Counties Bank	19,723			19,723
Other stock issued, including stock option tax benefits	11,396			11,396
Purchase and retirement of stock	(10,602)		(47,838)	(58,440)
Dividends			(26,993)	(26,993)
Unrealized gain on securities available for sale, net		11,690		11,690

December 31, 2000	206,952	7,169	123,626	337,747
Net income for the year 2001			84,279	84,279
Stock issued, including stock option tax benefits	17,987			17,987
Purchase and retirement of stock	(15,865)		(85,448)	(101,313)
Dividends			(29,072)	(29,072)
Unrealized gain on securities available for sale, net		4,731		4,731

December 31, 2001	209,074	11,900	93,385	314,359
Net income for the year 2002			87,138	87,138
Stock issued in connection with purchase of Kerman State Bank	14,620			14,620
Other stock issued, including stock option tax benefits	12,425			12,425
Purchase and retirement of stock	(18,921)		(45,112)	(64,033)
Dividends			(30,262)	(30,262)
Unrealized gain on securities available for sale, net		7,252		7,252

December 31, 2002	$217,198	$19,152	$105,149	$341,499

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities:
Net income	$87,138	$84,279	$79,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	4,507	4,899	4,832
Amortization of intangibles and other assets	1,989	3,343	3,125
Loan loss provision	3,600	3,600	3,675
Amortization of deferred net loan fees	420	1,330	461
Decrease (increase) in interest income receivable	501	6,304	(4,930)
Increase in other assets	(10,121)	(5,028)	(1,358)
(Decrease) increase in income taxes payable	(833)	4,210	3,333
(Decrease) increase in interest expense payable	(1,724)	(5,072)	1,847
Increase in other liabilities	71	2,751	2,295
Net loss (gain) on sales/write-down of fixed assets	558	(330)	35
Originations of loans for resale	(12,431)	(5,329)	(1,986)
Net proceeds from sale of loans originated for resale	12,605	4,848	1,986
Net gain on sale of property acquired in satisfaction of debt	(108)	(156)	(695)
Write-downs of other real estate owned	126	78	442
Impairment of investment securities	4,260	—	—

Net Cash Provided by Operating Activities	90,558	99,727	92,841

Investing Activities
Net cash obtained in mergers and acquisitions	5,368	—	3,034
Net repayments (disbursements) of loans	45,346	(7,245)	(97,610)
Purchases of money market assets	—	(284)	—
Purchases of investment securities available for sale	(1,618,742)	(447,295)	(57,329)
Purchases of investment securities held to maturity	(272,184)	(3,861)	(3,170)
Purchases of property, plant and equipment	(2,103)	(4,060)	(2,570)
Proceeds from maturity of securities available for sale	1,629,286	427,114	152,120
Proceeds from maturity of securities held to maturity	58,993	22,727	12,291
Proceeds from sale of securities available for sale	1,000	651	1,357
Proceeds from sale of property and equipment	548	1,147	20
Proceeds from sale of other real estate owned	391	1,941	3,604

Net Cash (Used In) Provided By Investing Activities	(152,097)	(9,165)	11,747

Financing Activities
Net (decrease) increase in deposits	(24,137)	(1,406)	91,149
Net increase (decrease) in short-term borrowings	88,100	(75,031)	(75,803)
Net increase in FHLB advances	130,000	—	—
Repayments of notes payable and debt financing	(3,214)	(3,215)	(10,464)
Exercise of stock options/issuance of shares	8,480	12,175	6,707
Retirement of common stock including repurchases	(64,033)	(101,313)	(58,440)
Dividends paid	(30,262)	(29,072)	(26,993)

Net Cash Provided By (Used In) Financing Activities	104,934	(197,862)	(73,844)

Net Increase (Decrease) In Cash and Cash Equivalents	43,395	(107,300)	30,744
Cash and Cash Equivalents at Beginning of Year	179,182	286,482	255,738

Cash and Cash Equivalents at End of Year	$222,577	$179,182	$286,482

Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$375	$321	$1,996
Unrealized gain (loss) on securities available for sale, net	7,252	4,731	11,690
The acquisition of First Counties Bank involved the following:
Common Stock issued	—	—	19,723
Liabilities assumed	—	—	82,356
Fair value of assets acquired, other than cash and cash equivalents	—	—	(86,671)
Core deposit intangible	—	—	(2,797)
Goodwill	—	—	(9,577)
Net Cash and Cash Equivalents Received	—	—	3,034
The acquisition of Kerman State Bank involved the following:
Common Stock issued	14,620	—	—
Liabilities assumed	85,085	—	—
Fair value of assets acquired, other than cash and cash equivalents	(89,170)	—	—
Core deposit intangible	(2,500)	—	—
Goodwill	(2,667)	—	—
Net Cash and Cash Equivalents Received	5,368	—	—
Supplemental disclosure of cash flow activity:
Interest paid for the period	40,858	73,959	86,359
Income tax payments for the period	40,272	37,488	35,603

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Business and Accounting Policies

      Westamerica Bancorporation, a registered bank holding company (the “Company”), provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (the “Bank”). The Bank is subject to competition from other financial institutions and to the regulations of certain agencies and undergoes periodic examinations by those regulatory authorities.

Summary of Significant Accounting Policies

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The following is a summary of significant policies used in the preparation of the accompanying financial statements.

      Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, as discussed below under “Loans and Allowance for Loan Losses”.

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company, and all the Company’s subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company does not maintain or conduct transactions with any unconsolidated special purpose entities.

      Business Combinations. In a business combination the results of operations of the acquired entity are included from the date of acquisition. Assets and liabilities of the entity acquired are recorded at fair value on the date of acquisition and goodwill is recorded as the excess of the purchase price over the value of the net assets (including identifiable intangibles such as core deposits) acquired. See “Intangible Assets” below.

      Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are generally 90 days or less from maturity, presenting insignificant risk of changes in value because of interest rate volatility.

      Securities. Investment securities consist of securities of the U.S. Treasury, federal agencies, states, counties and municipalities, and mortgage-backed, corporate debt and equity securities. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. Securities not included in trading or held to maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of shareholders’ equity until realized. The unrealized gains and losses included in the separate component of shareholders’ equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premiums or discounts on the associated security.

      A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary, results in a charge to earnings and the establishment of a new cost basis for the security.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Loans and Allowance for Loan Losses. The allowance for loan losses is a combination of specific and general reserves available to absorb estimated future losses throughout the loan portfolio and is maintained at a level considered adequate to provide for such losses. Credit reviews of the loan portfolio, designed to identify problem loans and to monitor these estimates, are conducted continually, taking into consideration market conditions, current and anticipated developments applicable to the borrowers and the economy, and the results of recent examinations by regulatory agencies. Management approves the conclusions resulting from credit reviews. Ultimate losses may vary from current estimates. Loans and leases deemed uncollectible are charged to the allowance. Provisions for losses and recoveries on loans and leases previously charged off are added to the allowance. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the reserve based on their judgment of information available to them at the time of their examination.

      Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees. Unearned interest on discounted loans is amortized over the life of these loans, using the sum-of-the-months digits formula for which the results are not materially different from those obtained by using the interest method. For all other loans, interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Certain consumer loans or auto and credit card receivables are charged to the allowance when they become 120 days past due. Uncollected accrued interest is reversed against interest income, and interest is subsequently recognized only as received until the loan is returned to accrual status. Interest accruals are resumed when such loans are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both interest and principal. Nonrefundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the estimated respective loan lives. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an individual loan basis. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. Income recognition on impaired loans conforms to that used on nonaccrual loans.

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

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of each type of asset. Estimated useful lives of premises and equipment range from 20 to 50 years and from 3 to 20 years, respectively. Leasehold improvements are amortized over the terms of the lease or their estimated useful life, whichever is shorter.

      Intangible assets. Intangible assets (which are included in Other Assets) are comprised of goodwill and core deposit intangibles acquired in business combinations. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized after 2001, but instead be periodically evaluated for impairment.

      For comparison purposes, the following table reconciles the Company’s reported earnings to earnings adjusted to exclude goodwill amortization (dollars in thousands):

	2002	2001	2000

Net Income —
As reported	$87,138	$84,279	$79,779
Goodwill Amortization	0	1,176	1,031

Adjusted	$87,138	$85,455	$80,810

Basic Earnings Per Share —
As reported	$2.59	$2.39	$2.19
Goodwill Amortization	0.00	0.03	0.03

Adjusted	$2.59	$2.42	$2.22

Diluted Earnings Per Share —
As reported	$2.55	$2.36	$2.16
Goodwill Amortization	0.00	0.03	0.03

Adjusted	$2.55	$2.39	$2.19

      Intangible assets with definite useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment. The Company was required to adopt the provisions of Statement 141 immediately upon issuance and Statement 142 effective January 1, 2002. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination is no longer amortized, but is periodically evaluated for impairment in accordance with the appropriate accounting literature. The Company was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment within the first interim period and recognize any impairment loss measured as of the date of adoption as the cumulative effect of a change in accounting principle in the period. The Company did not have any transitional impairment losses.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the Company’s goodwill and core deposit intangible assets as of January 1 and December 31, 2002 (dollars in thousands):

	At			At
	January 1,			December 31,
	2002	Additions	Reductions	2002

Goodwill	$20,301	$2,667	$0	$22,968
Accumulated Amortization	(3,972)	0	0	(3,972)

Net	$16,329	$2,667	$0	$18,996

Core Deposit Intangibles	$5,283	$2,500	$0	$7,783
Accumulated Amortization	(2,599)	0	1,004	(3,603)

Net	$2,684	$2,500	$1,004	$4,180

      The acquisition of 100% of Kerman State Bank in the second quarter of 2002 in exchange for shares of the Company valued at $14.6 million resulted in the addition of $2.7 million of goodwill and $2.5 million of core deposit intangibles.

      At December 31, 2002, the estimated amortization of core deposit intangibles, in thousands of dollars, annually through 2007 is $743, $543, $469, $427, and $427, respectively. The weighted average amortization period for core deposit intangibles is 8.7 years.

      Impairment of Long-Lived Assets. The Company reviews for impairment of long-lived assets and certain intangibles held, whenever events or changes indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

      Derivative Instruments and Hedging Activities. The Company’s accounting for derivative instruments, including certain derivative instruments embedded in other contracts, requires the Company to recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company did not have any derivative instruments as of December 31, 2002.

      Stock Options. In accordance with SFAS No. 123 “Accounting for Stock-Based Compensation”, the Company accounts for its stock option plans using the intrinsic value method. Accordingly, compensation expense is recorded on the grant date only if the current price of the underlying stock exceeds the exercise price of the option. Had compensation cost been determined based on the fair value method established by

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

	(In thousands,
	except per share data)
Compensation cost based on fair value method, net of tax effect	$3,600	$4,096	$4,140
Net income:
As reported	$87,138	$84,279	$79,779
Pro forma	83,538	80,183	75,639
Basic earnings per share:
As reported	$2.59	$2.39	$2.19
Pro forma	2.48	2.28	$2.08
Diluted earnings per share:
As reported	2.55	2.36	2.16
Pro forma	2.44	2.24	2.05

      Other. Securities and other property held by the Bank in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries.

      Reclassifications. Certain amounts in prior years’ presentations have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.

Note 2:	Investment Securities

      An analysis of the available for sale investment securities portfolio as of December 31, 2002, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Treasury securities	$20,484	$603	$0	$21,087
Securities of U.S. Government agencies and corporations	377,727	7,793	(13)	385,507
Obligations of States and political subdivisions	278,834	17,540	(115)	296,259
Asset-backed securities	41,494	596	(15)	42,075
Corporate bonds	141,814	4,360	(1,677)	144,497
Other securities	54,448	4,771	(796)	58,423

Total	$914,801	$35,663	$(2,616)	$947,848

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An analysis of the held to maturity investment securities portfolio as of December 31, 2002, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government agencies and corporations	$201,486	2,484	(611)	$203,359
Obligations of States and political subdivisions	212,569	10,029	(236)	222,362
Asset-backed securities	9,769	119	0	9,888
Other securities	15,161	0	0	15,161

Total	$438,985	$12,632	$(847)	$450,770

      An analysis of the available for sale investment securities portfolio as of December 31, 2001, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
U.S. Treasury securities	$131,497	$3,589	$0	$135,086
Securities of U.S. Government agencies and corporations	207,436	6,182	(164)	213,454
Obligations of States and political subdivisions	298,339	6,335	(1,626)	303,048
Asset-backed securities	33,147	147	(11)	33,283
Corporate bonds	169,965	3,869	(843)	172,991
Other securities	87,175	4,791	(858)	91,108

Total	$927,559	$24,913	$(3,502)	$948,970

      An analysis of the held to maturity investment securities portfolio as of December 31, 2001, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government agencies and corporations	$55,320	$281	$(203)	$55,398
Obligations of States and political subdivisions	141,712	5,756	(137)	147,331
Other securities	12,137	0	0	12,137

Total	$209,169	$6,037	$(340)	$214,866

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and estimated market value of securities at December 31, 2002, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(In thousands)
Maturity in years:
1 year or less	$95,882	$97,557	$5,220	$5,301
1 to 5 years	479,347	491,000	76,777	80,147
5 to 10 years	142,464	151,477	53,359	57,010
Over 10 years	113,033	119,228	86,982	89,793

Subtotal	830,726	859,262	222,338	232,251
Mortgage-backed	29,627	30,163	201,486	203,358
Other securities	54,448	58,423	15,161	15,161

Total	$914,801	$947,848	$438,985	$450,770

      Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2002 and 2001, the Company had no high-risk collateralized mortgage obligations.

      As of December 31, 2002, $694.8 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $737.1 million in 2001. The Bank is a member of the Federal Reserve Bank and holds Federal Reserve Bank stock stated at cost of $6.3 million and $5.9 million as of December 31, 2002 and 2001. The Bank is also a member of the Federal Home Loan Bank and holds stock carried at cost of $8.7 million and $6.1 million at December 31, 2002 and 2001.

Note 3:     Loans and Allowance for Loan Losses

      Loans at December 31 consisted of the following:

	2002	2001

	(In thousands)
Commercial	$631,405	$592,547
Real estate-commercial	957,398	984,176
Real estate-construction	45,547	69,658
Real estate-residential	330,460	347,114

Total real estate loans	1,333,405	1,400,948
Installment and personal	530,054	491,793
Unearned income	(226)	(831)

Gross loans	2,494,638	2,484,457
Allowance for loan losses	(54,227)	(52,086)

Net loans	$2,440,411	$2,432,371

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Loans originated for resale of $443 thousand and $496 thousand are included in real estate-residential at December 31, 2002 and 2001, respectively. The cost of the loans approximates market value.

      The following summarizes the allowance for loan losses of the Company for the periods indicated:

	2002	2001	2000

	(In thousands)
Balance at January 1,	$52,086	$52,279	$51,574
Provision for loan losses	3,600	3,600	3,675
Loans charged off	(6,225)	(7,453)	(7,982)
Recoveries of loans previously charged off	2,716	3,660	3,976
Acquisition	2,050	—	1,036

Balance at December 31,	$54,227	$52,086	$52,279

      At December 31, 2002, the recorded investment in loans for which impairment was recognized totaled $13.0 million compared to $11.9 million at December 31, 2001. Total reserves allocated to these loans at December 31, 2002 and 2001 were $4.0 million and $3.7 million, respectively. For the year ended December 31, 2002, the average recorded net investment in impaired loans was approximately $13.0 million compared to $11.8 million and $12.5 million, respectively, for the years ended December 31, 2001 and 2000. In general, the Company does not recognize any interest income on troubled debt restructuring or on loans that are classified as nonaccrual. The company had no troubled debt restructurings at December 31, 2002. For other impaired loans, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible.

      Nonaccrual loans at December 31, 2002 and 2001 were $9.2 million and $8.1 million, respectively. The following is a summary of the effect of nonaccrual loans on interest income for the years ended December 31:

	2002	2001	2000

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$629	$673	$859
Less: Interest income recognized on nonaccrual loans	(489)	(632)	(653)

Total effect on interest income	$140	$41	$206

      There were no commitments to lend additional funds to borrowers whose loans are included above.

Note 4:     Concentration of Credit Risk

      The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified with no industry comprising greater than 10% of total loans outstanding as of December 31, 2002 and 2001.

      The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $40.8 million and $67.1 million at December 31, 2002 and 2001, respectively. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than seventy-five percent on commercial real estate loans and no greater than eighty percent on residential real estate loans unless covered by mortgage insurance.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:     Premises and Equipment

      Premises and equipment as of December 31 consisted of the following:

		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value

	(In thousands)
2002
Land	$9,486	$—	$9,486
Buildings and improvements	34,321	(12,944)	21,377
Leasehold improvements	5,199	(3,190)	2,009
Furniture and equipment	12,418	(7,894)	4,524

Total	$61,424	$(24,028)	$37,396

2001
Land	$9,750	$—	$9,750
Buildings and improvements	33,596	(11,422)	22,174
Leasehold improvements	5,273	(2,907)	2,366
Furniture and equipment	13,075	(7,544)	5,531

Total	$61,694	$(21,873)	$39,821

      Depreciation and amortization included in operating expenses amounted to $4.5 million in 2002, $4.9 million in 2001, and $4.8 million in 2000.

Note 6:     Borrowed Funds

      Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, 2002 and 2001, were as follows:

	2002	2001

	(In thousands)
Subordinated note, issued by Westamerica Bank, originated in December 1993 and maturing September 30, 2003. Interest of 6.99% per annum is payable semiannually on March 31 and September 30, with original principal payment due at maturity	$11,750	$11,750
Senior notes, originated in February 1996 and maturing February 1, 2006. Interest of 7.11% per annum is payable semiannually on February 1 and August 1, with annual principal payments commencing February 1, 2000 and the remaining principal amount due at maturity	12,857	16,071

Total debt financing and notes payable	$24,607	$27,821

      The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is currently in compliance with all of the covenants in the senior notes indenture.

      The Company has a line of credit amounting to $20.0 million, under which outstanding advances totaled $1.80 million at December 31, 2002 and $3.65 million at December 31, 2001. Average outstanding advances were $7.1 million and $368 thousand, respectively, during 2002 and 2001. The weighted average interest rate

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid was 2.44% in 2002 and 5.06% in 2001. Compensating balance arrangements are not significant to the operations of the Company.

      At December 31, 2002 and 2001, the Bank had $314.3 million and $444.2 million, respectively, in time deposit accounts in excess of $100 thousand. Interest on these time deposit accounts in 2002, 2001 and 2000 was $8.4 million, $20.8 million and $25.8 million, respectively.

      Funds purchased include federal funds, business customers’ sweep accounts, Federal Home Loan Bank (“FHLB”) advances, outstanding amounts under lines of credit, and securities sold with repurchase agreements. Federal funds purchased were $146.4 million and $62.7 million, respectively, at December 31, 2002 and 2001. Sweep accounts totaled $198.5 million and $201.4 million at December 31, 2002 and 2001, respectively. FHLB advances were $170.0 million and $40.0 million, respectively, at December 31, 2002 and 2001. Such advances ranged in maturity from 1.8 years to 2.8 years at a weighted average interest rate of 3.74% at December 31, 2002. Maturity was 2.8 years at a weighted average interest rate of 3.61% at December 31, 2001. Securities sold with repurchase agreements were $3.0 million at December 31, 2002 and $4.2 million at December 31, 2001. Securities under these repurchase agreements are held in the custody of independent securities brokers.

Note 7:     Shareholders’ Equity

      In 1995, the Company adopted the 1995 Stock Option Plan. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of the plan, on January 1 of each year beginning in 1995, 2% of the Company’s issued and outstanding shares of common stock will be reserved for granting. At December 31, 2002, 2001, and 2000, approximately 1.5 million, 1.4 million and 1.0 million shares, respectively, were available for issuance. Options are granted with an exercise price equal to fair market value of the related common stock and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. A Restricted Performance Share (“RPS”) grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.

      Under the Stock Option Plan adopted by the Company in 1985, 2.3 million shares were reserved for issuance. Stock appreciation rights, incentive stock options and non-qualified stock options are available under this plan. Options are granted with an exercise price equal to fair market value of the related common stock and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. The 1985 plan was amended in 1990 to provide for RPS grants. An RPS grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.

      Separate stock option plans maintained by acquired companies were terminated following the effective dates of the mergers. All outstanding options were substituted for the Company’s options, adjusted for the exchange ratios as defined in the merger agreements.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Options. A summary of the status of the Company’s stock options as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates, follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of shares	Price	of shares	Price	of shares	Price

Outstanding at beginning of year	2,670,544	$27	2,914,131	$24	2,620,708	$22
Granted	615,420	39	562,850	39	896,404	24
Acquisitions converted	15,562	27	—	—	53,925	12
Exercised	(362,202)	23	(607,872)	20	(445,926)	12
Forfeited	(127,197)	33	(198,565)	32	(210,980)	29

Outstanding at end of year	2,812,127	$30	2,670,544	$27	2,914,131	$24

Options exercisable at end of year	1,787,843	$27	1,575,612	$24	1,565,001	$20

      The following table summarizes information about options outstanding at December 31, 2002 and 2001:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	at 12/31/2002	Life (yrs)	Price	at 12/31/2002	Price

2002
$ 3 - 9	1,602	1.0	$6	1,602	$6
9 - 10	92,745	1.0	9	92,745	9
10 - 15	108,488	2.4	11	108,488	11
15 - 19	145,920	3.1	15	145,920	15
19 - 20	187,270	4.1	19	187,270	19
20 - 24	568,534	7.1	24	354,744	24
32 - 33	357,900	5.1	33	357,900	33
33 - 35	400,240	6.1	35	400,240	35
35 - 60	949,428	8.6	39	138,934	39

$ 3 - 60	2,812,127	6.4	$30	1,787,843	$27

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	at 12/31/2001	Life (yrs)	Price	at 12/31/2002	Price

2001
$ 3 - 9	31,452	2.1	$8	31,452	$8
9 - 10	105,845	3.1	9	105,845	9
10 - 15	131,560	4.3	11	131,560	11
15 - 19	189,405	5.1	15	189,405	15
19 - 20	228,960	6.1	19	228,960	19
20 - 24	660,372	9.1	24	189,570	24
32 - 33	401,700	7.1	33	401,700	33
33 - 35	457,840	8.1	35	297,120	35
35 - 40	463,410	10.0	39	0	n/a

$ 3 - 40	2,670,544	7.7	$27	1,575,612	$24

      Restricted Performance Shares. A summary of the status of the Company’s RPSs as of December 31, 2002, 2001, and 2000, and changes during the years ended on those dates, follows:

	2002	2001	2000

Outstanding at beginning of year	61,470	73,760	74,100
Granted	19,520	24,540	37,440
Exercised	(19,908)	(22,373)	(29,643)
Forfeited	(3,532)	(14,457)	(8,137)

Outstanding at end of year	57,550	61,470	73,760

      As of December 31, 2002, 2001, and 2000, the RPSs had a weighted-average contractual life of 1.1, 1.3, and 1.4 years, respectively. The compensation cost that has been charged against income for the Company’s RPSs granted was $1.8 million, $1.4 million, and $1.8 million for 2002, 2001, and 2000, respectively. There were no stock appreciation rights or incentive stock options granted in 2002, 2001, and 2000.

      No compensation cost has been recognized for stock options. However, the fair value of each non-qualified stock option grant is estimated on the date of the grant using an option pricing model with the following assumptions used for calculating weighted-average non-qualified stock option grants in 2002, 2001, and 2000:

	2002	2001	2000

Expected dividend yield	1.68%	2.58%	1.41%
Expected volatility	20	20	33
Risk-free interest rate	4.60	5.23	6.60
Expected lives	7.0 years	7.0 years	6.0 years

      The weighted-average grant date fair values of non-qualified stock options granted during 2002, 2001, and 2000, were $8.62, $8.58, and $10.36, respectively.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the diluted EPS computation to the amounts used in the basic EPS computation for the years ended December 31, are as follows:

	Net	Number	Per Share
	Income	of Shares	Amount

	(In thousands,
	except per share data)
2002
Basic EPS:
Income available to common shareholders	$87,138	33,686	$2.59
Effect of dilutive securities:
Stock options outstanding	—	539	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$87,138	34,225	$2.55

2001
Basic EPS:
Income available to common shareholders	$84,279	35,213	$2.39
Effect of dilutive securities:
Stock options outstanding	—	535	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$84,279	35,748	$2.36

2000
Basic EPS:
Income available to common shareholders	$79,779	36,410	$2.19
Effect of dilutive securities:
Stock options outstanding	—	526	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$79,779	36,936	$2.16

      Shareholders have authorized two new classes of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2002, no shares of Class B Common Stock or Preferred Stock had been issued.

      In December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The Rights, which have been amended and restated in 1989, 1992, 1995 and 1999, are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 10 percent or more of the Company’s stock without the prior consent of the Board of Directors. If the Rights become exercisable, the holder may purchase one share of the Company’s common stock for $75.00, subject to adjustment. In the event a person or a group has acquired, or obtained the right to acquire, beneficial ownership of securities having 10 percent or more of the voting power of all outstanding voting power of the Company, proper provision shall be made so that each holder of a Right will, for a 60-day period thereafter, have the right to receive upon exercise that number of shares of common stock having a

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of two times the exercise price of the Right, to the extent available, and then a common stock equivalent having a market value of two times the exercise price of the Right. Under certain circumstances, the Rights may be redeemed by the Company at $.001 per Right prior to becoming exercisable and in certain circumstances thereafter. The Rights will expire on the earliest of (i) December 31, 2004, (ii) consummation of a merger transaction meeting certain characteristics or (iii) redemption of the Rights by the Company.

Note 8:     Risk-Based Capital

      The Company and the Bank are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines: Tier 1 capital includes common shareholders’ equity and qualifying preferred stock less goodwill and other deductions including the unrealized net gains and losses, after taxes, of available for sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt issued by the Company and the allowance for loan losses, subject to limitations by the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to the different balance sheet and off-balance sheet assets, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

      As of December 31, 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows capital ratios for the Company and the Bank as of December 31, 2002 and 2001:

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
2002
Total Capital (to risk-weighted assets)
Consolidated Company	$339,115	10.97%	$247,286	8.00%	$309,108	10.00%
Westamerica Bank	328,518	10.73%	244,829	8.00%	306,036	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	300,159	9.71%	123,643	4.00%	185,465	6.00%
Westamerica Bank	283,944	9.28%	122,414	4.00%	183,622	6.00%
Leverage Ratio*
Consolidated Company	300,159	7.27%	165,139	4.00%	206,423	5.00%
Westamerica Bank	283,944	6.92%	164,029	4.00%	205,037	5.00%
2001
Total Capital (to risk-weighted assets)
Consolidated Company	$324,230	10.63%	$244,063	8.00%	$305,079	10.00%
Westamerica Bank	316,897	10.49%	241,566	8.00%	301,958	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	283,438	9.29%	122,032	4.00%	183,047	6.00%
Westamerica Bank	270,493	8.96%	120,783	4.00%	181,175	6.00%
Leverage Ratio*
Consolidated Company	283,438	7.30%	155,372	4.00%	194,215	5.00%
Westamerica Bank	270,493	7.02%	154,235	4.00%	192,794	5.00%

*	The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio guideline is 3.00% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.

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

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax asset as of December 31 are as follows:

	2002	2001

	(In thousands)
Deferred tax asset
Allowance for loan losses	$22,697	$21,433
State franchise taxes	4,436	4,236
Securities available for sale	0	0
Deferred compensation	5,910	4,721
Real estate owned	50	137
Net operating loss carryforwards	0	0
Interest on nonaccrual loans	830	421
Other reserves	580	538
Impaired asset writedown	1,791	0
Other	2,058	1,924

Subtotal deferred tax asset	38,352	33,410
Valuation allowance	—	—

Total deferred tax asset	38,352	33,410

Deferred tax liability
Net deferred loan costs	699	1,062
Fixed assets	1,421	1,857
Intangible assets	1,346	401
Securities available for sale	13,895	9,154
Leases	1,333	1,355
Other	208	207

Total deferred tax liability	18,902	14,036

Net deferred tax asset	$19,450	$19,374

      The Company believes a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with Interest Receivable and Other Assets in the Consolidated Balance Sheets.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

	2002	2001	2000

	(In thousands)
Current income tax expense:
Federal	$30,460	$28,678	$28,311
State	15,215	13,293	13,022

Total current	45,675	41,971	41,333

Deferred income tax (benefit) expense:
Federal	(3,150)	(1,087)	(2,164)
State	(1,584)	(590)	(789)

Total deferred	(4,734)	(1,677)	(2,953)

Provision for income taxes	$40,941	$40,294	$38,380

      The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate of 35% to income before taxes, as follows:

	2002	2001	2000

	(In thousands)
Federal income taxes due at statutory rate	$44,828	$43,601	$41,356
(Reductions) increases in income taxes resulting from:
Interest on state and municipal securities not taxable for federal income tax purposes	(10,913)	(9,818)	(8,980)
State franchise taxes, net of federal income tax benefit	8,861	8,257	7,953
Costs related to acquisitions	55	—	35
Other	(1,890)	(1,746)	(1,984)

Provision for income taxes	$40,941	$40,294	$38,380

Note 10:     Fair Value of Financial Instruments

      The fair value of financial instruments does not represent actual amounts that may be realized upon the sale or liquidation of the related assets or liabilities. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected realization were valued using historical cost. Such financial instruments and their estimated fair values at December 31 were:

	2002	2001

	(In thousands)
Cash and cash equivalents	$222,577	$179,182
Money market assets	633	534
Interest and taxes receivable	63,338	58,758
Noninterest bearing and interest-bearing transaction and savings deposits	2,659,022	2,431,305
Short-term borrowed funds	349,736	271,911
Interest payable	3,102	4,778

      The fair values at December 31 of the following financial instruments were estimated using quoted market prices:

	2002	2001

	(In thousands)
Investment securities available for sale	$947,848	$948,970
Investment securities held to maturity	450,770	214,866

      Loans were separated into two groups for valuation. Variable rate loans, except for those described below which reprice frequently with changes in market rates, were valued using historical data. Fixed rate loans and variable rate loans that have reached their maximum rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $54.2 million allowance for loan losses in 2002 and $52.1 million in 2001 were applied against the estimated fair values to recognize future defaults of contractual cash flows. The estimated fair values of loans at December 31 were:

	2002	2001

	(In thousands)
Loans	$2,531,162	$2,460,977

      The fair values of time deposits and notes and mortgages payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The estimated fair values at December 31 were:

	2002	2001

	(In thousands)
Time deposits	$637,940	$805,420
Federal Home Loan Bank advances	172,643	40,000
Debt financing and notes payable	26,975	27,821

      The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 11:     Lease Commitments

      Thirty-two banking offices and a centralized administrative service center are owned and sixty-nine facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum future rental payments, net of sublease income, at December 31, 2002, are as follows:

(In thousands)
2003	$4,735
2004	4,144
2005	2,823
2006	2,400
2007	1,430
Thereafter	2,884

Total minimum lease payments	$18,416

      Total rentals for premises and equipment, net of sublease income, included in noninterest expense were $4.3 million in 2002, $4.4 million in 2001 and $4.4 million in 2000.

Note 12:     Commitments and Contingent Liabilities

      Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $411.8 million and $412.4 million at December 31, 2002 and 2001, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $18.8 million and $22.9 million at December 31, 2002 and 2001, respectively.

      Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations.

Note 13:     Retirement Benefit Plans

      The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to benefits provided by the Deferred Profit-Sharing Plan were $1.6 million in 2002, $1.5 million in 2001 and $1.5 million in 2000.

      In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/ Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions charged to compensation expense were $1.5 million in 2002, $1.5 million in 2001 and $1.3 million in 2000.

      The Company continues to use an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to employees electing early retirement, for the period from the date of retirement until age 65. The Company pays a portion of these early retirees’ insurance premiums which are determined at their the date of retirement. The Company reimburses Medicare Part B premiums for all retirees over age 65.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the Post-retirement Benefit Plan and the change in the benefit obligation as of December 31:

	2002	2001	2000

	(In thousands)
Periodic cost:
Service cost (benefit)	$207	$261	($95)
Interest cost	172	155	158
Amortization of unrecognized transition obligation	61	61	61

Net periodic cost	$440	$477	$124

Change in benefit obligation:
Benefit obligation, beginning of year	2,967	2,675	2,720
Service cost (benefit)	207	261	(95)
Interest cost	172	155	158
Benefits paid	(124)	(124)	(108)

Benefit obligation, end of year	$3,222	$2,967	$2,675

Accumulated post-retirement benefit obligation attributable to:
Retirees	$2,315	$2,070	$1,609
Fully eligible participants	735	700	768
Other	172	197	298

Total	3,222	2,967	2,675

Fair value of plan assets	—	—	—

Accumulated post-retirement benefit obligation in excess of plan assets	$3,222	$2,967	$2,675

Comprised of:
Unrecognized transition obligation	$918	$979	$1,040
Recognized post-retirement obligation	2,304	1,988	1,635

Total	$3,222	$2,967	$2,675

      The discount rate used in measuring the accumulated post-retirement benefit obligation was 5.8% at December 31, 2002, 2001 and 2000. The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 4.5% for 2003 and beyond.

      Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2002 results:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

	(In thousands)
Effect on total of service and interest cost components	$142	$(112)
Effect on post-retirement benefit obligation	471	(380)

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14:     Related Party Transactions

      Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Bank during 2002 and 2001. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2002 and 2001:

	2002	2001

	(In thousands)
Beginning balance	$2,022	$2,833
Originations	517	279
Payoffs/ principal payments	(337)	(955)
Other changes*	(148)	(135)

At December 31,	$2,054	$2,022

Percent of total loans outstanding	0.08%	0.08%

*	Other changes include loans to former directors and executive officers who are no longer related parties.

Note 15:     Regulatory Matters

      Payment of dividends to the Company by the Bank is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank sought and obtained approval to pay to the Company dividends of $83.8 million in excess of net profits as defined. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2002, $164.9 million was available for payment of dividends by the Company to its shareholders. The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $12.9 million in 2002 and $4.2 million in 2001.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:     Westamerica Bancorporation (Parent Company Only)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Dividends from subsidiaries	$87,449	$88,155	$80,768
Interest income	204	611	1,349
Other income	5,819	7,179	6,203

Total income	93,472	95,945	88,320

Interest on borrowings	1,113	1,186	1,397
Salaries and benefits	6,615	6,262	6,508
Other expense	2,594	2,185	2,144

Total expenses	10,322	9,633	10,049

Income before taxes and equity in undistributed income of subsidiaries	83,150	86,312	78,271
Income tax benefit	2,294	1,656	1,693
Earnings of subsidiaries greater (less) than subsidiary dividends	1,694	(3,689)	(185)

Net income	$87,138	$84,279	$79,779

Comprehensive income, net:
Change in unrealized gains on securities available for sale, net	7,252	4,731	11,690

Comprehensive income	$94,390	$89,010	$91,469

Balance Sheets

	December 31,

	2002	2001

	(In thousands)
Assets
Cash and cash equivalents	$1,661	$897
Money market assets and investment securities available for sale	7,268	7,934
Investment in subsidiaries	332,655	309,485
Premises and equipment, net	13,285	14,320
Accounts receivable from subsidiaries	573	611
Other assets	9,555	8,069

Total assets	$364,997	$341,316

Liabilities
Notes payable	$14,657	$19,706
Other liabilities	8,841	7,251

Total liabilities	23,498	26,957
Shareholders’ equity	341,499	314,359

Total liabilities and shareholders’ equity	$364,997	$341,316

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	For the Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net income	$87,138	$84,279	$79,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	633	671	704
(Increase) decrease in accounts receivable from affiliates	37	(237)	175
(Increase) decrease in other assets	(348)	(812)	(1,265)
Provision for deferred income tax	1,545	4,745	5,168
(Decrease) increase in other liabilities	2,934	796	2,854
Earnings of subsidiaries (less) greater than subsidiary dividends	(1,694)	3,689	185
Gain on sales of assets	—	(1,879)	(2,821)

Net cash provided by operating activities	90,245	91,252	84,779
Investing Activities
Purchases of premises and equipment	402	240	51
Net decrease in short term investments	(527)	(763)	0
Net change in loan balances	0	0	2,046
Investment in subsidiaries	0	0	(250)
Purchase of investment securities available for sale	0	(963)	0
Proceeds from sale/maturities of investment securities	1,508	0	184
Proceeds from sale of other assets	0	2,530	3,994

Net cash provided by investing activities	1,383	1,044	6,025
Financing Activities
Increase in short-term debt	1,800	0	0
Net increases (reductions) in notes payable and long-term other borrowings	(6,849)	420	(3,216)
Exercise of stock options/issuance of shares	8,480	12,175	6,707
Retirement of common stock including repurchases	(64,033)	(101,313)	(58,440)
Dividends	(30,262)	(29,072)	(26,993)

Net cash used in financing activities	(90,864)	(117,790)	(81,942)

Net (decrease) increase in cash and cash equivalents	764	(25,494)	8,862
Cash and cash equivalents at beginning of year	897	26,391	17,529

Cash and cash equivalents at end of year	$1,661	$897	$26,391

Supplemental disclosure:
Unrealized gain (loss) on securities available for sale, net	$7,252	$4,731	$11,690
Issuance of common stock in connection with Bank acquisitions	14,620	$0	19,723

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17:     Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data and price range of common stock)
2002
Interest and Fee income (FTE)	$63,133	$63,325	$64,913	$63,519
Net interest income (FTE)	52,712	53,096	54,914	54,985
Provision for loan losses	900	900	900	900
Noninterest income	9,999	5,884	10,455	10,213
Noninterest expense	25,693	25,909	25,964	25,757
Income before taxes (FTE)	36,118	32,171	38,505	38,541
Net income	21,659	19,347	22,877	23,255
Basic earnings per share	0.64	0.58	0.68	0.69
Diluted earnings per share	0.63	0.57	0.67	0.68
Dividends paid per share	0.22	0.22	0.22	0.24
Price range, common stock	35.22 - 42.95	38.70 - 45.27	34.11 - 42.65	35.46 - 43.59
2001
Interest and Fee income (FTE)	$70,756	$68,765	$67,643	$65,410
Net interest income (FTE)	49,259	50,269	51,778	52,381
Provision for loan losses	900	900	900	900
Noninterest income	10,286	10,994	10,590	10,785
Noninterest expense	25,577	25,626	25,763	25,684
Income before taxes (FTE)	33,068	34,737	35,705	36,582
Net income	20,424	20,758	21,325	21,772
Basic earnings per share	0.57	0.59	0.61	0.63
Diluted earnings per share	0.56	0.58	0.60	0.62
Dividends paid per share	0.19	0.21	0.21	0.21
Price range, common stock	33.94 - 43.00	35.83 - 39.25	33.94 - 41.40	32.77 - 40.40
2000
Interest and Fee income (FTE)	$65,046	$66,191	$68,554	$69,725
Net interest income (FTE)	43,976	44,098	45,636	47,192
Provision for loan losses	945	925	905	900
Noninterest income	9,955	10,467	10,757	9,951
Noninterest expense	24,421	24,669	25,597	25,511
Income before taxes (FTE)	28,565	28,971	29,891	30,732
Net income	19,226	19,667	20,145	20,740
Basic earnings per share	0.52	0.54	0.55	0.57
Diluted earnings per share	0.52	0.54	0.55	0.56
Dividends paid per share	0.18	0.18	0.18	0.20
Price range, common stock	21.00 - 27.75	24.38 - 30.06	27.00 - 33.56	30.69 - 43.75

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Westamerica Bancorporation:

      We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

San Francisco, California
January 21, 2003

MANAGEMENT’S LETTER OF FINANCIAL RESPONSIBILITY

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

      Management believes that, as of December 31, 2002, the Corporation’s internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements and related financial information contained in the annual report. However, there are limits inherent in all systems of internal accounting control and Management recognizes that errors or irregularities may occur. Based on the recognition that the costs of such systems should not exceed the benefits to be derived, Management believes the Company’s system provides an appropriate cost/benefit balance.

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

      The Corporation’s consolidated financial statements have been audited by KPMG LLP, independent certified public auditors elected by the shareholders. All financial records and related data, as well as the minutes of shareholders and directors meetings, have been made available to them. Management believes that all representations made to the independent auditors during their audit were valid and appropriate.

/s/ DAVID L. PAYNE

David L. Payne
Chairman, President and Chief Executive Officer

/s/ JENNIFER J. FINGER

Jennifer J. Finger
Senior Vice President and Chief Financial Officer

/s/ DENNIS R. HANSEN

Dennis R. Hansen
Senior Vice President and Controller

Item 9.     Changes in and Disagreements on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information regarding directors of the registrant required by this Item 10 is incorporated herein by reference from the “Election of Directors” and Section 16(a) “Beneficial Ownership Reporting Compliance” sections on Pages 5, 6 and 7 of the Company’s Proxy Statement dated March 17, 2003, which has been filed with the Commission pursuant to Regulation 14A.

Executive Officers

      The executive officers of the Corporation and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

		Held
Name of Executive	Position	Since

David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Corporation. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984
Robert W. Entwisle	Mr. Entwisle, born in 1947, is Senior Vice President in charge of the Banking Division of Westamerica Bank.	1986
Jennifer J. Finger	Ms. Finger, born in 1954, is Senior Vice President and Chief Financial Officer for the Corporation.	1997
Dennis R. Hansen	Mr. Hansen, born in 1950, is Senior Vice President and Controller for the Corporation.	1978
Robert A. Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Treasurer for the Corporation. Mr. Thorson joined Westamerica Bancorporation in 1989 and became Vice President and Manager of Human Resources in 1995 until 2001.	2002
Hans T. Y. Tjian	Mr. Tjian, born in 1939, is Senior Vice President and manager of the Operations and Systems Administration of Westamerica Bank.	1989
Frank R. Zbacnik	Mr. Zbacnik, born in 1947, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Zbacnik joined Westamerica Bank in 1984 and became Vice President and Manager of Retail Credit in 1995 until 2000.	2001

Item 11.     Executive Compensation

      The information required by this Item 11 is incorporated herein by reference from the “Executive Compensation” and “Other Arrangements” sections on Pages 10 through 18 of the Company’s Proxy Statement dated March 17, 2003, which has been filed with the Commission pursuant to Regulation 14A.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated herein by reference from the “Security Ownership of Certain Beneficial Owners and Management” section on Pages 4 and 5 of the Company’s Proxy Statement dated March 17, 2003, which has been filed with the Commission pursuant to Regulation 14A.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated herein by reference from the “Certain Information About the Board of Directors and Certain Committees of the Board — Indebtedness of Directors and Management” section on Page 9 of the Company’s Proxy Statement dated March 17, 2003, which has been filed with the Commission pursuant to Regulation 14A.

Item 14.     Controls and Procedures

      The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this Annual Report on Form 10-K. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1.     Financial Statements:

      See Index to Financial Statements on page 37. The financial statements included in Item 8 are filed as part of this report.

      (a) 2.     Financial statement schedules required. No financial statement schedules are filed as part of this report since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

      (a) 3.     Exhibits:

      The following documents are included or incorporated by reference in this annual report on Form 10-K:

Exhibit
Number	Description

2(a)	Agreement and Plan of Reorganization, between and among Westamerica Bancorporation, ValliCorp Holdings, Inc., and ValliWide Bank, incorporated herein by reference to Exhibit 2.1 of Registrant’s Registration Statement on Form S-4, Commission File No. 333-17335, filed with the Securities and Exchange Commission on December 5, 1996.
2(b)	Agreement and Plan of Reorganization and Merger, dated March 14, 2000, by and among Westamerica Bancorporation, Westamerica Bank and First Counties Bank, incorporated herein by reference to Exhibit 2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2000.
2(c)	Agreement and Plan of Reorganization, dated February 25, 2002, among Westamerica Bancorporation, Westamerica Bank and Kerman State Bank, incorporated herein by reference to Exhibit 2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2002.
3(a)	Restated Articles of Incorporation (composite copy), incorporated herein by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.
3(b)	By-laws, as amended (composite copy), incorporated herein by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on March 30, 2001.
4(a)	Amended and Restated Rights Agreement dated November 19, 1999, incorporated herein by reference to Exhibit 99 to the Registrant’s Form 8-A/A, Amendment No. 3, filed with the Securities and Exchange Commission on November 19, 1999.

Exhibit
Number	Description

10(a)*	1995 Stock Option Plan, incorporated herein by reference to Exhibit 10(a) to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 6, 1995.
10(b)*	Employment Agreement with Robert W. Entwisle dated January 7, 1987, incorporated herein by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.
10(c)	Senior Note Agreement of Westamerica Bancorporation dated February 1, 1996, of $22,000,000 at 7.11% incorporated herein by reference to Exhibit 10-j of Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on May 1, 1996.
10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated herein by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.
10(e)	Description of Executive Cash Bonus Program
11	Computation of Earnings Per Share on common and common equivalent shares and on common shares assuming full dilution.
21	Subsidiaries of the registrant.
23	Consent of KPMG LLP
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

      The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585, and payment to the Company of $.25 per page.

      (b) 1.     Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAMERICA BANCORPORATION

/s/ DENNIS R. HANSEN

Dennis R. Hansen
Senior Vice President and Controller
Principal Accounting Officer

/s/ JENNIFER J. FINGER

Jennifer J. Finger
Senior Vice President and Chief Financial Officer

Date: March 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID L. PAYNE David L. Payne	Chairman of the Board and Director President and Chief Executive Officer	March 26, 2003

/s/ ETTA ALLEN Etta Allen	Director	February 27, 2003

/s/ LOUIS E. BARTOLINI Louis E. Bartolini	Director	March 26, 2003

/s/ ARTHUR C. LATNO Arthur C. Latno	Director	February 27, 2003

/s/ PATRICK D. LYNCH Patrick D. Lynch	Director	February 27, 2003

/s/ CATHERINE COPE MACMILLAN Catherine Cope MacMillan	Director	March 26, 2003

/s/ PATRICK J. MON PERE Patrick J. Mon Pere	Director	March 26, 2003

/s/ RONALD A. NELSON Ronald A. Nelson	Director	March 26, 2003

/s/ CARL OTTO Carl Otto	Director	March 26, 2003

/s/ EDWARD B. SYLVESTER Edward B. Sylvester	Director	February 27, 2003

CERTIFICATION UNDER

Section 302 of
The Sarbanes-Oxley Act of 2002

      I, David L. Payne, Chief Executive Officer of the Company, certify that:

      (1)     I have reviewed this annual report on Form 10-K of Westamerica Bancorporation;

      (2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

      (3)     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6)     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID L. PAYNE

David L. Payne
Chairman, President and Chief Executive Officer

March 26, 2003

CERTIFICATION UNDER

Section 302 of
The Sarbanes-Oxley Act of 2002

      I, Jennifer J. Finger, Chief Financial Officer of the Company, certify that:

      (1)     I have reviewed this annual report on Form 10-K of Westamerica Bancorporation;

      (2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

      (3)     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

      (4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      (6)     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JENNIFER J. FINGER

Jennifer J. Finger
Senior Vice President and Chief Financial Officer

March 26, 2003