Form 10-Q
period 2003-03-31
WESTAMERICA BANCORPORATION
filed 2003-05-14
CIK 311094

Page 1
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


                  Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 2003

                       Commission File Number: 001-9383


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


            Yes [ x ]                       No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            Yes [ x ]                       No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

    Title  of  Class               Shares outstanding as of May 8, 2003

     Common Stock,                               33,030,945
     No Par Value

















Page 2
                            TABLE OF CONTENTS

                                                                              Page

    Forward Looking Statements                                                   2

    PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements                                              3

      Financial Summary                                                          7

      Notes to Unaudited Condensed Consolidated Financial Statements             8

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                         9

      Item 3 - Quantitative and Qualitative Disclosure about Market Risk        24

      Item 4 - Controls and Procedures                                          24

    PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                                25

      Item 2 - Not applicable                                                   25

      Item 3 - Not applicable                                                   25

      Item 4 - Submission of Matters to a Vote of Security Holders              25

      Item 5 - Not applicable                                                   25

      Item 6 - Exhibits and Reports on Form 8-K                                 25

      Exhibit 3 (ii) By-laws, as amended (composite copy)                       29

      Exhibit 11 - Computation of Earnings Per Share                            46

      Exhibit 99.1 - Certification Required by 18 U.S.C. Section 1350           47

      Exhibit 99.2 - Certification Required by 18 U.S.C. Section 1350           48


                            FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) continued weakness in the national and California economies; (2) increased economic uncertainty created by concerns regarding terrorist attacks and geopolitical risks; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment;
(6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive assets and liabilities;
(10) asset/liability management risks and liquidity risks; and (11) changes in the securities markets.

The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2002, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                 At
                                             At March 31,    December 31,
                                           ------------------
                                              2003       2002       2002
                                           ----------------------------------
Assets:
  Cash and cash equivalents                  $186,281   $173,029   $222,577
  Money market assets                             633        534        633
  Investment securities available for sale  1,048,386    975,256    947,848
  Investment securities held to maturity,
    with market values of:
   $531,580 at March 31, 2003                 520,896
   $218,202 at March 31, 2002                            213,343
   $450,771 at December 31, 2002                                    438,985
  Loans, gross                              2,456,161  2,461,696  2,494,638
  Allowance for loan losses                   (54,154)   (52,147)   (54,227)
                                           -----------------------------------
    Loans, net of allowance for loan losses 2,402,007  2,409,549  2,440,411
  Other real estate owned                          88        834        381
  Premises and equipment, net                  36,543     38,893     37,396
  Interest receivable and other assets        191,621    150,856    136,636
                                           -----------------------------------
    Total Assets                           $4,386,455 $3,962,294 $4,224,867
                                           ===================================
Liabilities:
  Deposits:
    Noninterest bearing                    $1,129,455 $1,033,063 $1,146,828
    Interest bearing:
      Transaction                             553,105    540,131    559,875
      Savings                                 980,291    924,731    952,319
      Time                                    667,237    753,199    635,043
                                           ------------------------------------
    Total deposits                          3,330,088  3,251,124  3,294,065
  Short-term borrowed funds                   416,219    185,326    349,736
  Federal Home Loan Bank advance              170,000    115,000    170,000
  Notes Payable                                21,393     24,607     24,607
  Liability for interest, taxes and
    other expenses                            111,809     78,600     44,960
                                           ------------------------------------
    Total Liabilities                       4,049,509  3,654,657  3,883,368
                                           ------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
     32,907 at March 31, 2003                 215,291
     33,831 at March 31, 2002                            211,608
     33,411 at December 31, 2002                                    217,198
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale                   20,710      8,062     19,152
  Retained earnings                           100,945     87,967    105,149
                                           ------------------------------------
    Total Shareholders' Equity                336,946    307,637    341,499
                                           ------------------------------------
    Total Liabilities and
          Shareholders' Equity             $4,386,455 $3,962,294 $4,224,867
                                           ====================================
See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)

                                                      Three months ended
                                                          March 31,
                                                     2003         2002
                                                  -------------------------
Interest Income:
  Loans                                              $40,413    $43,966
  Money market assets and funds sold                       3          0
  Investment securities available for sale             7,704      8,292
    Tax-exempt                                         3,770      3,852
  Investment securities held to maturity
    Taxable                                            2,513        970
    Tax-exempt                                         2,722      1,858
                                                  -------------------------
    Total interest income                             57,125     58,938
                                                  -------------------------
Interest Expense:
  Transaction deposits                                   242        407
  Savings deposits                                     1,708      2,742
  Time deposits                                        2,957      4,992
  Short-term borrowed funds                              851      1,026
  Federal Home Loan Bank advance                       1,575        793
  Debt financing and notes payable                       404        461
                                                  -------------------------
    Total interest expense                             7,737     10,421
                                                  -------------------------
Net Interest Income                                   49,388     48,517
                                                  -------------------------
Provision for loan losses                                900        900
                                                  -------------------------
Net Interest Income After
  Provision For Loan Losses                           48,488     47,617
                                                  -------------------------
Noninterest Income:
  Service charges on deposit accounts                  6,425      6,002
  Merchant credit card                                   862        905
  Financial services commissions                         207        339
  Mortgage banking                                       226        187
  Trust fees                                             238        311
  Other                                                2,417      2,255
                                                  -------------------------
  Total Noninterest Income                            10,375      9,999
                                                  -------------------------
Noninterest Expense:
  Salaries and related benefits                       13,698     13,863
  Occupancy                                            2,995      2,931
  Equipment                                            1,374      1,434
  Data processing                                      1,559      1,499
  Contract courier                                       929        889
  Professional fees                                      413        371
  Other real estate owned                                  1         49
  Other                                                4,566      4,657
                                                  -------------------------
  Total Noninterest Expense                           25,535     25,693
                                                  -------------------------
Income Before Income Taxes                            33,328     31,923
  Provision for income taxes                          10,316     10,264
                                                  -------------------------
Net Income                                           $23,012    $21,659
                                                  =========================
Comprehensive Income:
  Change in unrealized gain (loss) on
   securities available for sale, net                  1,558     (3,838)
                                                  -------------------------
Comprehensive Income                                 $24,570    $17,821
                                                  =========================
Average Shares Outstanding                            33,110     34,071
Diluted Average Shares Outstanding                    33,565     34,634

Per Share Data:
  Basic Earnings                                       $0.70      $0.64
  Diluted Earnings                                      0.69       0.63
  Dividends Paid                                        0.24       0.22

See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

                                                  Accumulated
                                                    Compre-
                                         Common     hensive   Retained
                                          Stock     Income    Earnings     Total
                                       ----------------------------------------------
Balance, December 31, 2001               $209,074    $11,900    $93,385   $314,359
  Net income for the period                                      21,659     21,659
  Stock issued, including
    stock option tax benefits               5,965                            5,965
  Purchase and retirement of stock         (3,431)              (19,539)   (22,970)
  Dividends                                                      (7,538)    (7,538)
  Unrealized loss on securities available
    for sale, net                                     (3,838)               (3,838)
                                       ----------------------------------------------
Balance, March 31, 2002                  $211,608     $8,062    $87,967   $307,637
                                       ==============================================
Balance, December 31, 2002               $217,198    $19,152   $105,149   $341,499
  Net income for the period                                      23,012     23,012
  Stock issued, including
    stock option tax benefits               1,731                            1,731
  Purchase and retirement of stock         (3,638)              (19,260)   (22,898)
  Dividends                                                      (7,956)    (7,956)
  Unrealized gain on securities available
    for sale, net                                      1,558                 1,558
                                       ----------------------------------------------
Balance, March 31, 2003                  $215,291    $20,710   $100,945   $336,946
                                       ==============================================

See accompanying notes to consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                               For the three months
                                                                  ended March 31,
                                                                2003       2002
                                                             -----------------------
Operating Activities:
  Net income                                                    $23,012    $21,659
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                  1,079      1,138
    Amortization of intangibles and other assets                    549        418
    Loan loss provision                                             900        900
    Amortization of deferred net loan fees                          295        250
    Decrease (increase) in interest income receivable               173        (83)
    Increase in other assets                                        (81)   (34,196)
    Increase in income taxes payable                             11,164     10,465
    Decrease in interest expense payable                           (234)      (168)
    (Decrease) increase in other liabilities                       (202)    33,338
    Writedowns of equipment                                           0         68
    Originations of loans for resale                             (1,737)    (3,720)
    Proceeds from sale of loans originated for resale             2,180      4,446
    Net (loss) gain on sale of other real estate owned              (49)        32
                                                             -----------------------
Net Cash Provided by Operating Activities                        37,049     34,547
                                                             -----------------------
Investing Activities:
  Net repayments of loans                                        36,767     20,571
  Purchases of investment securities available for sale        (292,827)  (552,980)
  Purchases of investment securities held to maturity          (118,047)    (4,965)
  Purchases of property, plant and equipment                       (723)      (640)
  Proceeds from maturity of securities available for sale       131,869    513,876
  Proceeds from maturity of securities held to maturity          36,136      6,023
  Proceeds from sale of securities available for sale            63,091        962
  Proceeds from sale of property and equipment                      498        364
  Proceeds from sale of other real estate owned                     293         32
                                                             -----------------------
Net Cash Used in Investing Activities                          (142,943)   (16,757)
                                                             -----------------------
Financing Activities:
  Net increase in deposits                                       36,023     16,489
  Net increase (decrease) in short-term borrowings               66,483    (86,585)
  Net increase in FHLB advances                                       0     75,000
  Repayments of notes payable                                    (3,214)    (3,214)
  Exercise of stock options/issuance of shares                    1,160      4,875
  Repurchases/retirement of stock                               (22,898)   (22,970)
  Dividends paid                                                 (7,956)    (7,538)
                                                             -----------------------
Net Cash Provided by (Used in) Financing Activities              69,598    (23,943)
                                                             -----------------------
Net Decrease In Cash and Cash Equivalents                       (36,296)    (6,153)
                                                             -----------------------
Cash and Cash Equivalents at Beginning of Period                222,577    179,182
                                                             -----------------------
Cash and Cash Equivalents at End of Period                     $186,281   $173,029
                                                             =======================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                       $0       $375

Supplemental Disclosure of Cash Flow Activity:
  Unrealized gain (loss) on securities available for sale, net   $1,558    ($3,838)
  Interest paid for the period                                    7,503     10,252
  Income tax benefit from stock option exercises                    554      1,085

See accompanying notes to consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and core deposit intangibles associated with purchase business combinations and, effective January 1, 2002, accounts for them in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer being amortized, but is periodically evaluated for impairment. The Company determined that no impairment existed as of March 31, 2003. Core deposit intangibles are amortized to their estimated residual values over their expected useful lives; such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. The Company determined that no such adjustments were required as of March 31, 2003.

The following table summarizes the Company's goodwill and core deposit intangible assets, which are included with interest receivable and other assets in the Consolidated Balance Sheets, as of January 1, 2003 and March 31, 2003 (dollars in thousands).

                                At                               At
                            January 1,                        March 31,
                               2003     Additions Reductions    2003
                            ----------------------------------------------
                                               <C
    Goodwill                   $22,968         $0         $0    $22,968
    Accumulated Amortization   ($3,972)        $0         $0    ($3,972)
                            ----------------------------------------------
    Net                        $18,996         $0         $0    $18,996
                            ==============================================
    Core Deposit Intangibles    $7,783         $0         $0     $7,783
    Accumulated Amortization   ($3,603)        $0       $249    ($3,852)
                            ----------------------------------------------
    Net                         $4,180         $0       $249     $3,931
                            ==============================================

At March 31, 2003, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2003 and annually through 2008 is $494, $543, $469, $427, $427, and $427, respectively. The weighted average amortization period for core deposit intangibles is 8.5 years.

Note 4: Stock Options

In accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", the Company accounts for its stock option plans using the intrinsic value method. Accordingly, compensation expense is recorded on the grant date only if the current price of the underlying stock exceeds the exercise price of the option. Had compensation cost been determined based on the fair value method established by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       For the three months ended
                                               March 31,
                                       -----------------------
                                            2003       2002
                                       -----------------------
                                  (In thousands, except per share data)
Compensation cost based on fair
    value method, net of tax                 $589       $900

Net income:
    As reported                           $23,012    $21,659
    Pro forma                             $22,423    $20,759

Basic earnings per share:
    As reported                             $0.70      $0.64
    Pro forma                                0.68       0.61

Diluted earnings per share:
    As reported                             $0.69      $0.63
    Pro forma                                0.67       0.60


WESTAMERICA BANCORPORATION
Financial Summary
(In thousands, except per share data)


                                                           Three months ended
                                                  ----------------------------------
                                                         March 31,      December 31,
                                                  ----------------------
                                                     2003       2002       2002
                                                  ----------------------------------
    Net Interest Income                              $49,388    $48,517    $50,518
    Provision for Loan Losses                           (900)      (900)      (900)
    Noninterest Income                                10,375      9,999     10,214
    Noninterest Expense                              (25,535)   (25,693)   (25,756)
    Provision for income taxes                       (10,316)   (10,264)   (10,820)
                                                  ----------------------------------
    Net Income                                       $23,012    $21,659    $23,256
                                                  ==================================
    Average Shares Outstanding                        33,110     34,071     33,495
    Diluted Average Shares Outstanding                33,565     34,634     33,978
    Shares Outstanding at Period End                  32,907     33,831     33,411

    Basic Earnings Per Share                           $0.70      $0.64      $0.69
    Diluted Earnings Per Share                          0.69       0.63       0.68

    Dividends Paid Per Share                           $0.24      $0.22      $0.24
    Dividend Payout Ratio                                 35%        35%        35%

    Average Balances:
      Total Assets                                $4,201,864 $3,911,060 $4,128,465
      Earning Assets                               3,906,020  3,631,344  3,831,759
      Total Loans                                  2,424,017  2,470,989  2,451,940
      Total Deposits                               3,306,929  3,206,717  3,319,086
      Shareholders' Equity                           315,132    301,014    315,632

    Financial Ratios for the Period:
      Return On Assets                                  2.22%      2.25%      2.23%
      Return On Equity                                 29.61%     29.18%     29.23%
      Net Interest Margin                               5.58%      5.86%      5.71%
      Net Loan Losses to Average Loans                  0.16%      0.14%      0.18%
      Efficiency Ratio                                  39.6%      41.0%      39.5%

    Balances at Period End:
      Total Assets                                $4,386,455 $3,962,294 $4,224,867
      Earning Assets                               3,972,065  3,598,902  3,828,080
      Total Loans                                  2,456,161  2,461,696  2,494,638
      Total Deposits                               3,330,088  3,251,124  3,294,065
      Shareholders' Equity                           336,946    307,637    341,499

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                2.20%      2.12%      2.17%
      Book Value Per Share                            $10.24      $9.09     $10.22
      Equity to Assets                                  7.68%      7.76%      8.08%
      Total Capital to Risk Assets                     10.71%     10.67%     10.97%

The above financial summary has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, notes and the other information included elsewhere herein.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Westamerica Bancorporation and subsidiaries (the "Company") reported first quarter 2003 net income of $23.0 million or $.69 diluted earnings per share. These results compare to net income of $21.7 million or $.63 diluted earnings per share and $23.3 million or $.68 diluted earnings per share, respectively, for the first and fourth quarters of 2002.

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

                                                          Three months ended
                                                  ----------------------------------
                                                          March 31,     December 31,
                                                  ----------------------
                                                     2003       2002       2002
                                                  ----------------------------------
    Net interest income (FTE)                        $54,062    $52,712    $54,985
    Provision for loan losses                           (900)      (900)      (900)
    Noninterest income                                10,375      9,999     10,214
    Noninterest expense                              (25,535)   (25,693)   (25,756)
    Provision for income taxes (FTE)                 (14,990)   (14,459)   (15,287)
                                                  ----------------------------------
    Net income                                       $23,012    $21,659    $23,256
                                                  ==================================

    Average total assets                          $4,201,864 $3,911,060 $4,128,465

    Net income (annualized) to average total asset      2.22%      2.25%      2.23%


Net income for the first quarter of 2003 was $1.4 million (6%) over the same quarter of 2002. The increase was primarily from net interest income (FTE) up $1.4 million or 3%), the net result of lower rates paid on interest-bearing liabilities and growth of average earning assets (up $275 million), partially reduced by the effect of declining yields on those assets. Noninterest income grew $376 thousand (4%) and noninterest expense declined $158 thousand (1%). The provision for income taxes increased $531 thousand (4%), commensurate with the increase in pre-tax income.

Comparing the first three months of 2003 to the prior quarter, net income decreased $244 thousand (1%) primarily attributable to a decline in net interest income (down $923 thousand or 2%). The decline was mainly caused by lower yields on earning assets and the effect of fewer accrual days, partially mitigated by the effect of lower rates paid on interest-bearing liabilities. The decrease in net interest income was partly offset by growth in noninterest income (up $161 thousand or 2%) and decreases in noninterest expense (down $221 thousand or 1%). The FTE provision for income taxes was down $297 thousand (2%).


Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                                          Three months ended
                                                  ----------------------------------
                                                          March 31,     December 31,
                                                  ----------------------
                                                     2003       2002       2002
                                                  ----------------------------------
    Interest and fee income                          $57,125    $58,938    $59,052
    Interest expense                                  (7,737)   (10,421)    (8,534)
    FTE adjustment                                     4,674      4,195      4,467
                                                  ----------------------------------
      Net interest income (FTE)                      $54,062    $52,712    $54,985
                                                  ==================================
    Average earning assets                        $3,906,020 $3,631,344 $3,831,759

    Net interest margin (FTE)                           5.58%      5.86%      5.71%


The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) during the first quarter of 2003 increased $1.4 million (3%) from the same period in 2002 to $54.1 million mainly due to growth of average earning assets (up $275 million). Lower cost of funds (down 51 bp) also contributed to improving net interest income, although not sufficient to offset the effect of lower yields on earning assets (down 64 bp).

Comparing the first quarter of 2003 with the previous quarter, net interest income (FTE) declined $923 thousand (2%), primarily due to a lower interest margin (down 13 bp) and the effect of fewer accrual days, slightly offset by an increase in income related to higher average earning assets (up $74 million). The decline in the net interest margin resulted from a 22 bp decrease in the earning asset yield, which was partially improved by a 14 bp drop in the cost of funds.

Interest and Fee Income

Interest and fee income (FTE) for the first quarter of 2003 decreased $1.3 million (2%) from the same period in 2002. The decline was caused by lower yields on average earning assets partially offset by the positive effect of growth of such assets.

The average yield on the Company's earning assets decreased from 7.02% in the first quarter of 2002 to 6.38% in the 2003 period (down 64 bp). This decrease in yields was reflective of general interest markets during much of 2002 and into 2003. All categories of loans declined, most notably including commercial loans (28 bp decline in yield), residential real estate loans (110 bp decrease) and indirect consumer loans (down 112 bp). The net result was that the yield on the loan portfolio declined 44 bp to 6.97%.

The investment portfolio yield decreased 76 bp to 5.42%, caused by declines in U.S. Treasury securities (down 136 bp), U.S. Agency obligations (down 127 bp), and mortgage backed securities and collateralized mortgage obligations (down 139 bp). Partially offsetting these decreases, the yield on other securities increased 13 bp.

Average earning asset expansion of $275 million was substantially attributable to an increase in the investment portfolio: U.S. Agency obligations (up $215 million), mortgage backed securities and collateralized mortgage obligations (up $231 million) and municipal securities (up $72 million). Partially reducing the increase were decreases in U.S. Treasury securities (down $128 million), and other securities (down $69 million).

Average total loans decreased $47 million as reduced loan demand was reflective of generally weak economic conditions. Commercial real estate loans declined $39 million, construction loans were down $21 million, and commercial loans declined $19 million.

Comparing the first quarter of 2003 with the previous quarter, interest and fee income (FTE) fell $1.7 million (3%). The decrease largely resulted from declining yields on average earning assets and the effect of fewer accrual days, partially offset by growth in the investment portfolio.

The average yield on earning assets for the first three months of 2003 was 6.38% compared with 6.60% in the fourth quarter of 2002. Loan yields declined 17 bp: the yield on commercial loans was down 13 bp, residential real estate loans fell 29 bp, commercial real estate loan yields declined 10 bp, and indirect consumer loans were down 28 bp.

The investment portfolio yield also decreased, by 21 bp; the U.S. Treasury securities yield declined 123 bp, U.S. Agency obligations fell 26 bp, mortgage backed securities and collateralized mortgage obligations were lowered by 17 bp, and municipal securities decreased 13 bp.

Average earning assets increased $74 million (2%), including higher US Agency obligations (up $66 million or 19%), mortgage backed securities and collateralized mortgage obligations (up $64 million or 27%), and municipal securities (up $30 million or 6%), partially reduced by decreases in US Treasury securities (down $33 million or 70%), other securities (down $24 million or 9%), and commercial real estate loans (down $23 million or 2%).


Interest Expense

Interest expense decreased $3 million (26%) in the first three months of 2003 compared with the same period in 2002. The decrease was due to a drop in the average rate paid on interest-bearing liabilities, partially mitigated by growth of those liabilities.

The average rate paid on interest-bearing liabilities decreased from 1.65% in the first quarter of 2002 to 1.14% in 2003. Rates paid on most liabilities moved with general market conditions: the average rate on short-term borrowings dropped 66 bp and rates on deposits declined as well, including those on CDs over $100 thousand, which declined 80 bp; on retail CDs, which dropped by 84 bp; and on high-yield money market accounts, which were lowered an average of 39 bp.

Interest-bearing liabilities grew $170 million or 7% over the same period of 2002: short-term funds increased a net $93 million or 36%, Federal Home Loan Bank borrowings were up $84 million or 97%, and money market accounts grew $84 million or 7%. These increases were partially reduced by declines in public CDs ($79 million or 37%) and retail CDs (down $33 million or 11%).

Comparing the first quarter of 2003 to the previous quarter, interest expense fell $797 thousand (9%) in 2003 from 2002, again due to lower rates paid on interest-bearing liabilities, partially offset by growth of such liabilities.

Rates paid averaged 1.14% during the first three months of 2003 compared to 1.28% in the fourth quarter of 2002. Most significant declines were observed in CDs: Public CDs fell 51 bp, CDs over $100 thousand declined 22 bp and retail CDs dropped by 27 bp. Rates on all other deposit categories decreased as well, with the average rate paid on all interest-bearing deposits dropping from 1.05% to 0.91%. Short-term funds also fell by 9 bp while long-term debt yields remained the same.

Interest-bearing liabilities grew $88 million or 3% over the fourth quarter of 2002: short-term funds increased $85 million or 33% and public CDs grew $46 million or 52%. This was partially reduced by declines in money market accounts (down $18 million or 1%) and retail CDs (down $9 million or 3%).

In all periods, the Company has attempted to continue to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

                                                          Three months ended
                                                  ----------------------------------
                                                          March 31,     December 31,
                                                  ----------------------
                                                     2003       2002       2002
                                                  ----------------------------------
    Yield on earning assets                             6.38%      7.02%      6.60%
    Rate paid on interest-bearing
      liabilities                                       1.14%      1.65%      1.28%
                                                  ----------------------------------
      Net interest spread                               5.24%      5.37%      5.32%

    Impact of all other net
      noninterest bearing funds                         0.34%      0.49%      0.39%
                                                  ----------------------------------
        Net interest margin                             5.58%      5.86%      5.71%
                                                  ==================================

During the first quarter of 2003, net interest margin fell 28 bp compared to the same period in 2002. Yields on earnings assets declined faster than rates paid on interest-bearing liabilities, resulting in a 13 bp decline in net interest spread. The unfavorable impact of lower rates earned on loans and the investment portfolio, triggered by market trends, was partially mitigated by decreases in rates paid on deposits and short-term funds. The decline in the net interest spread was further widened by the lower value of noninterest bearing funding sources. While the average balance of these sources increased $104 million (10%), their value decreased 15 bp because of the lower market rates of interest at which they could be invested.

The net interest margin decreased 13 bp when compared with the fourth quarter of 2002. Earning asset yields decreased 22 bp and the cost of interest-bearing liabilities fell by 14 bp, resulting in an 8 bp decline in the interest spread. Noninterest bearing funding sources decreased $17 million (1%) and because of lower market rates of interest their margin contribution decreased by 5 bp.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amount of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate (dollars in thousands).

                                                       For the three months ended
                                                              March 31, 2003
                                                  ----------------------------------
                                                              Interest     Rates
                                                    Average    Income/    Earned/
                                                    Balance    Expense     Paid
                                                  ----------------------------------
    Assets:
    Money market assets and funds sold                  $788         $3       1.54%
    Investment securities:
      Available for sale
        Taxable                                      683,506      7,704       4.51%
        Tax-exempt                                   303,011      5,807       7.67%
      Held to maturity
        Taxable                                      267,852      2,513       3.75%
        Tax-exempt                                   226,846      4,068       7.17%
    Loans:
      Commercial:
        Taxable                                      368,782      5,245       5.77%
        Tax-exempt                                   202,591      3,803       7.61%
      Commercial real estate                         946,276     18,737       8.03%
      Real estate construction                        49,756        886       7.22%
      Real estate residential                        330,044      4,570       5.54%
      Consumer                                       526,568      8,463       6.52%
                                                  -----------------------
        Total loans                                2,424,017     41,704       6.97%
                                                  -----------------------
        Total earning assets                       3,906,020     61,799       6.38%
    Other assets                                     295,844
                                                  ------------
        Total assets                              $4,201,864
                                                  ============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                  $1,117,566        $--         --
      Savings and interest-bearing
        transaction                                1,522,540      1,950       0.52%
      Time less than $100,000                        318,043      1,526       1.95%
      Time $100,000 or more                          348,780      1,431       1.66%
                                                  -----------------------
         Total interest-bearing deposits           2,189,363      4,907       0.91%
    Short-term borrowed funds                        348,479        851       0.98%
    Federal Home Loan Bank advances                  170,000      1,575       3.72%
    Debt financing and notes payable                  22,430        404       7.18%
                                                  -----------------------
        Total interest-bearing liabilities         2,730,272      7,737       1.14%
    Other liabilities                                 38,894
    Shareholders' equity                             315,132
                                                  -----------
       Total liabilities and shareholders' equity $4,201,864
                                                  ===========
    Net interest spread (1)                                                   5.24%

    Net interest income and interest margin (2)                 $54,062       5.58%
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

                                                       For the three months ended
                                                              March 31, 2002
                                                  ----------------------------------
                                                              Interest     Rates
                                                    Average    Income/    Earned/
                                                    Balance    Expense     Paid
                                                  ----------------------------------
    Assets:
    Money market assets and funds sold                  $819         $0       0.00%
    Investment securities:
      Available for sale
        Taxable                                      642,206      8,292       5.16%
        Tax-exempt                                   308,585      5,834       7.56%
      Held to maturity
        Taxable                                       67,659        970       5.73%
        Tax-exempt                                   141,086      2,816       7.98%
    Loans:
      Commercial:
        Taxable                                      397,012      6,026       6.16%
        Tax-exempt                                   193,197      3,695       7.76%
      Commercial real estate                         985,025     19,570       8.06%
      Real estate construction                        70,724      1,301       7.46%
      Real estate residential                        335,933      5,573       6.64%
      Consumer                                       489,098      9,056       7.51%
                                                  ------------------------
        Total loans                                2,470,989     45,221       7.41%
                                                  ------------------------
        Total earning assets                       3,631,344     63,133       7.02%
    Other assets                                     279,716
                                                  -----------
        Total assets                              $3,911,060
                                                  ===========
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                  $1,013,418        $--         --
      Savings and interest-bearing
        transaction                                1,414,010      3,149       0.90%
      Time less than $100,000                        350,383      2,394       2.77%
      Time $100,000 or more                          428,906      2,598       2.46%
                                                  ------------------------
        Total interest-bearing deposits            2,193,299      8,141       1.51%
    Short-term borrowed funds                        255,552      1,026       1.64%
    Federal Home Loan Bank advances                   86,183        793       3.72%
    Debt financing and notes payable                  25,679        461       7.18%
                                                  ------------------------
         Total interest-bearing liabilities        2,560,713     10,421       1.65%
    Other liabilities                                 35,915
    Shareholders' equity                             301,014
                                                  -----------
       Total liabilities and shareholders' equity $3,911,060
                                                  ===========
    Net interest spread (1)                                                   5.37%

    Net interest income and interest margin (2)                 $52,712       5.86%
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


                                                       For the three months ended
                                                            December 31, 2002
                                                  ----------------------------------
                                                              Interest     Rates
                                                    Average    income/    earned/
                                                    Balance    expense     paid
                                                  ----------------------------------
    Assets:
    Money market assets and funds sold                  $775         $2       1.02%
    Investment securities:
      Available for sale
        Taxable                                      654,786      7,617       4.65%
        Tax-exempt                                   301,223      5,750       7.64%
      Held to maturity
        Taxable                                      231,267      2,529       4.37%
        Tax-exempt                                   191,768      3,549       7.40%
    Loans:
      Commercial:
        Taxable                                      382,572      5,806       6.02%
        Tax-exempt                                   198,598      3,768       7.53%
      Commercial real estate                         969,351     19,870       8.13%
      Real estate construction                        42,356        772       7.23%
      Real estate residential                        332,787      4,848       5.83%
      Consumer                                       526,276      9,008       6.79%
                                                  -----------------------
        Total loans                                2,451,940     44,072       7.14%
                                                  -----------------------
        Total earning assets                       3,831,759     63,519       6.60%
    Other assets                                     296,706
                                                  -----------
        Total assets                              $4,128,465
                                                  ===========
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                  $1,134,279        $--         --
      Savings and interest-bearing
        transaction                                1,537,961      2,406       0.62%
      Time less than $100,000                        326,294      1,779       2.16%
      Time $100,000 or more                          320,552      1,580       1.96%
                                                  -----------------------
        Total interest-bearing deposits            2,184,807      5,765       1.05%
    Short-term borrowed funds                        263,061        717       1.07%
    Federal Home Loan Bank advances                  170,000      1,610       3.72%
    Debt financing and notes payable                  24,607        442       7.18%
                                                  -----------------------
         Total interest-bearing liabilities        2,642,475      8,534       1.28%
    Other liabilities                                 36,079
    Shareholders' equity                             315,632
                                                  -----------
       Total liabilities and shareholders' equity $4,128,465
                                                  ===========
    Net interest spread (1)                                                   5.32%

    Net interest income and interest margin (2)                 $54,985       5.71%
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

                                                   Three months ended March 31, 2003
                                                      compared with three months
                                                        ended March 31, 2002
                                                  ------------------------------------
                                                    Volume      Rate       Total
                                                  ------------------------------------
    Interest and fee income:
    Money market assets and funds sold                    $0         $3         $3
    Investment securities:
      Available for sale
        Taxable                                          330       (918)      (588)
        Tax-exempt                                       153       (180)       (27)
      Held to maturity
        Taxable                                        1,988       (445)     1,543
        Tax-exempt                                     1,503       (251)     1,252
    Loans:
      Commercial:
        Taxable                                         (414)      (367)      (781)
        Tax-exempt                                       176        (68)       108
      Commercial real estate                            (767)       (66)      (833)
      Real estate construction                          (375)       (40)      (415)
      Real estate residential                            (96)      (907)    (1,003)
      Consumer                                           660     (1,253)      (593)
                                                  ------------------------------------
        Total loans                                     (816)    (2,701)    (3,517)
                                                  ------------------------------------
        Total earning assets                           3,158     (4,492)    (1,334)
                                                  ------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                      226     (1,425)    (1,199)
      Time less than $100,000                           (205)      (663)      (868)
      Time $100,000 or more                             (428)      (739)    (1,167)
                                                  ------------------------------------
         Total interest-bearing deposits                (407)    (2,827)    (3,234)
                                                  ------------------------------------
    Short-term borrowed funds                            297       (472)      (175)
    Federal Home Loan Bank advances                      777          5        782
    Debt financing and notes payable                     (58)         1        (57)
                                                  ------------------------------------
        Total interest-bearing liabilities               609     (3,293)    (2,684)
                                                  ------------------------------------
    Increase (Decrease) in Net Interest Income        $2,549    ($1,199)    $1,350
                                                  ====================================

                                                  Three months ended March 31, 2003
                                                      compared with three months
                                                       ended December 31, 2002
                                                  ------------------------------------
                                                    Volume      Rate       Total
                                                  ------------------------------------
    Interest and fee income:
    Money market assets and funds sold                    $0         $1         $1
    Investment securities:
      Available for sale
        Taxable                                          243       (156)        87
        Tax-exempt                                        24         33         57
      Held to maturity
        Taxable                                          353       (369)       (16)
        Tax-exempt                                       695       (176)       519
    Loans:
      Commercial:
        Taxable                                         (324)      (237)      (561)
        Tax-exempt                                        (7)        42         35
      Commercial real estate                            (889)      (244)    (1,133)
      Real estate construction                           115         (1)       114
      Real estate residential                           (104)      (174)      (278)
      Consumer                                          (186)      (359)      (545)
                                                  ------------------------------------
        Total loans                                   (1,395)      (973)    (2,368)
                                                  ------------------------------------
        Total earning assets                             (80)    (1,640)    (1,720)
                                                  ------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                      (68)      (388)      (456)
      Time less than $100,000                            (79)      (174)      (253)
      Time $100,000 or more                               96       (245)      (149)
                                                  ------------------------------------
         Total interest-bearing deposits                 (51)      (807)      (858)
                                                  ------------------------------------
    Short-term borrowed funds                            196        (62)       134
    Federal Home Loan Bank advances                      (35)         0        (35)
    Debt financing and notes payable                     (39)         1        (38)
                                                  ------------------------------------
        Total interest-bearing liabilities                71       (868)      (797)
                                                  ------------------------------------
    Decrease in Net Interest Income                    ($151)     ($772)     ($923)
                                                  ====================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $900 thousand for loan losses in the first quarter of 2003, unchanged from the first and the fourth quarters of 2002.

For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans and OREO" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                                           Three months ended
                                                  -----------------------------------
                                                         March 31,       December 31,
                                                  -----------------------
                                                     2003       2002       2002
                                                  -----------------------------------
    Service charges on deposit accounts                6,425     $6,002     $6,184
    Merchant credit card fees                            862        905        891
    ATM fees and interchange                             560        517        576
    Debit card fees                                      494        406        542
    Check up-charges                                     244        124        203
    Trust fees                                           238        311        246
    Mortgage banking income                              226        187        278
    Financial services commissions                       207        339        267
    Official check sales income                          133        157        154
    Gains on sale of foreclosed property                   2          0          0
    Other noninterest income                             984      1,051        873
                                                  -----------------------------------
      Total                                          $10,375     $9,999    $10,214
                                                  ===================================

Noninterest income for the first quarter of 2003 rose by $376 thousand (4%) from the same period in 2002. Service charges on deposit accounts increased $423 thousand (7%) mostly due to increases in DDA activity charges and overdraft charges. Repricing of retail checking services became effective May of 2002 and a new debit card overdraft program was introduced in January of 2003. Increases in ATM fees and debit card fees also contributed to higher noninterest income.

Offsetting the increases were declines in financial services commissions (down $132 thousand or 39%) due to lower sales of most products, and trust fees (down $73 thousand or 24%) because the first quarter of 2002 benefited from additional court fees.

Comparing the first quarter of 2003 to the previous quarter, noninterest income increased $161 thousand (2%). The largest positive contributor was service charges on deposit accounts, which increased $241 thousand (4%). Overdraft charges rose primarily due to repricing and the new debt card overdraft program discussed above. Savings service charge income rose largely due to annual IRA fees collected in the first quarter of 2003. Other noninterest income in the first quarter of 2003 benefited from a $118 gain on the sale of a former branch building.

Declines in noninterest income in the first quarter compared to the previous quarter are as follows: account analysis deficit fees mainly due to a decreased level of services; financial services commissions primarily because of an $86 thousand decrease in fixed annuities sales; partially offset by a $39 thousand increase in variable annuities sales, and mortgage banking income largely because the previous quarter benefited from increased loan activity.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                                          Three months ended
                                                  -----------------------------------
                                                         March 31,       December 31,
                                                  -----------------------
                                                     2003       2002       2002
                                                  -----------------------------------
    Salaries and incentives                          $10,526    $10,922    $10,682
    Employee benefits                                  3,186      2,941      2,691
    Occupancy                                          2,995      2,931      3,068
    Equipment                                          1,374      1,434      1,534
    Data processing services                           1,559      1,499      1,535
    Courier service                                      929        889        929
    Telephone                                            425        409        442
    Postage                                              420        405        402
    Professional fees                                    413        371        454
    Merchant credit card                                 342        340        352
    Stationery and supplies                              318        345        382
    Loan expense                                         276        333        323
    Deposit expense                                      246        138        246
    Correspondent service charges                        243        193        185
    Advertising/public relations                         220        289        290
    Operational losses                                   173        231        284
    Employee recruiting                                   42        110         63
    Foreclosed property expense                            1         49         91
    Amortization of deposit intangibles                  249        201        301
    Amortization of goodwill                               0          0          0
    Other noninterest expense                          1,598      1,663      1,502
                                                  -----------------------------------
    Total                                            $25,535    $25,693    $25,756
                                                  ===================================
    Average full time equivalent staff                 1,047      1,081      1,062

    Noninterest expense to revenues (FTE)              39.63%     40.97%     39.50%


Noninterest expense decreased $158 thousand or 1% in the first quarter of 2003 compared to the same period in 2002. The largest decrease was salaries and incentives, which were down $396 thousand (4%). Most of the decline is attributable to a $403 thousand drop in incentive compensation expense.
Other major decreases were advertising/public relations mainly due to declines in marketing research and business development expenses;
employee recruiting; equipment expense primarily due to lower depreciation; operational losses largely because the prior year period included an accounting loss; and loan expense primarily attributable to declines in repossession-related expenses, loan automation and credit reports.

Largely offsetting these decreases, employee benefits expense rose $245 thousand or 8% due to increases in payroll taxes, insurance, workers compensation, 401K employer match and supplementary employee retirement. Other major increases were a $108 thousand (78%) increase in deposit expense and an increase in occupancy expense largely due to higher utility costs. Data processing service expense also rose because of a contractual increase. Correspondent service charges were higher due to increases in charges from the Company's two main correspondent banks.

Comparing the first three months of 2003 with the fourth quarter of 2002, noninterest expense declined $221 thousand or 1%. Salaries and incentives dropped by $156 thousand (1%) primarily due to a $125 thousand decline in regular salary resulting from reduced FTE employees and a $86 thousand decrease in incentive compensation programs. Equipment expense fell $160 thousand or 10% mainly due to decreases in incidental equipment expense, software maintenance, equipment maintenance and depreciation. Operational losses fell $111 thousand or 39% mostly because of a $71 thousand drop in sundry losses and a decline in unauthorized use of check cards. Foreclosed property expense fell due to a decline of OREO from $381 thousand to $88 thousand. Additionally, the prior year included $89 thousand OREO writedown compared with none in 2003. Occupancy expense dropped primarily due to a $102 thousand seasonal decrease in utilities, partially offset by increases in building maintenance and real estate taxes. Advertising and public relations fell largely due to decreases in business development. Stationary and supplies declined due to decreases in stationary purchases and printing expense. Amortization of deposit intangibles fell due to the expiration of the deposit intangible in connection with a 1996 acquisition.

The following expenses increased in comparison of the first quarter to the fourth quarter: employee benefits (up $495 thousand or 18%) largely due to a seasonal increase in payroll taxes (up $293 thousand) and increases in 401K employer match, group insurance, workers compensation and supplemental employee retirement; correspondent service charges largely due to increases in charges from the Company's two main correspondent banks; and other noninterest expense mainly due to a $129 thousand increase in staff relations resulting from the annual employee recognition awards; and a seasonal increase in director fees.

Provision for Income Tax

During the first quarter of 2003, the Company recorded income tax expense
(FTE) of $15.0 million, $531 thousand (4%) higher than the first quarter of 2002. The current quarter provision represents an effective tax rate of 31.0%, compared to 32.2% and 31.8% for the first and fourth quarters of 2002. The change in the provision for income taxes is primarily attributable to the respective levels of earnings and deductions from tax-exempt loans and state and municipal securities, which increased $639 thousand in the first quarter of 2003 over the same period last year and $249 thousand over the fourth quarter of 2002.


Classified Loans and OREO

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and increase diversification of the loan portfolio. Credit reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. All nonperforming and potential problem loans fall under the "classified loans" category and receive an elevated level of attention to ensure collection.

The following is a summary of classified loans and other real estate owned
(OREO) on the dates indicated (dollars in thousands):

                                                                   At
                                              At March 31,     December 31,
                                       ------------------------
                                          2003       2002       2002
                                       -----------------------------------
    Classified loans                      $32,505    $26,687    $34,001
    Other real estate owned                    88        834        381
                                       -----------------------------------
    Total                                 $32,593    $27,521    $34,382
                                       ===================================
    Allowance for loan losses /
     classified loans                         167%       195%       159%


Classified loans at March 31, 2003, increased $5.8 million (22%) from a year ago, primarily due to classified loans acquired though the June, 2002 Kerman State Bank ("KSB") acquisition and new downgrades, partially reduced by upgrades, payoffs and chargeoffs. Other real estate owned decreased $746 thousand (89%) from March 31, 2002, primarily due to sales of four properties with a total carrying value of $702 thousand. There was a $1.5 million decrease (4%) in classified loans from December 31, 2002 mainly due to payoffs, upgrades and chargeoffs, partly offset by new downgrades. Other real estate owned declined $293 thousand (77%) from December 31 largely due to a sale of a foreclosed property valued at $261 thousand.


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

The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):

                                                                 At
                                            At March 31,      December 31,
                                       ----------------------
                                          2003       2002       2002
                                       -----------------------------------
    Performing nonaccrual loans            $2,471     $3,195     $3,464
    Nonperforming, nonaccrual loans         6,402      4,395      5,717
                                       -----------------------------------
       Total nonaccrual loans               8,873      7,590      9,181

    Loans 90 days past due and
      still accruing                          320        252        738
                                       -----------------------------------
      Total nonperforming loans             9,193      7,842      9,919

    Other real estate owned                    88        834        381
                                       -----------------------------------
      Total                                $9,281     $8,676    $10,300
                                       ===================================
    Allowance for loan losses /
      nonperforming loans                     589%       665%       547%


Performing nonaccrual loans at March 31, 2003 decreased $724 thousand (23%) and $993 thousand (29%) from a year ago and from year-end, 2002, respectively. The change resulted from charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual, offset by new loans placed on nonaccrual.

Nonperforming nonaccrual loans at March 31, 2003 increased $2 million (46%) and $685 thousand (12%) from the previous year and December 31, 2002, respectively. The increase was due to the net result of loans being added to nonaccrual, partially offset by others being returned to full-accrual status or being charged off or paid off.

Changes in other real estate owned are discussed above.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2003, if all such loans had been current in accordance with their original terms, was $163 thousand, compared to $133 thousand and $184 thousand, respectively, for the first and fourth quarters of 2002.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2003, totaled $71 thousand, compared to $170 thousand and $113 thousand, respectively, for the first and fourth quarters of 2002. These cash payments represent annualized yields of 3.28% for first three months of 2003 compared to 9.39% and 4.66%, respectively, for the first and the fourth quarter of 2002.

Total cash payments received, including those recorded in prior years, which were applied against the book balance of nonaccrual loans outstanding at March 31, 2003, totaled approximately $184 thousand, compared with $64 thousand and $70 thousand for the first and the fourth quarters of 2002, respectively.

Management believes the overall credit quality of the loan portfolio continues to be strong; however, nonperforming assets could fluctuate from period to period. The performance of any individual loan can be impacted by external factors such as the interest rate environment, economic conditions or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual loans will not occur in the future.


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to specific impaired loans. As of the date of this report, Management considers the $54.2 million allowance for loan losses, which constituted 2.20% of total loans at March 31, 2003, to be adequate as an allowance against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                                          Three months ended
                                                  -----------------------------------
                                                           March 31,     December 31,
                                                  -----------------------
                                                     2003       2002       2002
                                                  -----------------------------------
    Balance, beginning of period                     $54,227    $52,085    $54,447

    Loan loss provision                                  900        900        900

    Loans charged off                                 (2,028)    (1,644)    (1,593)
    Recoveries of previously
       charged off loans                               1,055        806        473
                                                  -----------------------------------
      Net credit losses                                 (973)      (838)    (1,120)
                                                  -----------------------------------
    Balance, end of period                           $54,154    $52,147    $54,227
                                                  ===================================
    Allowance for loan losses /
     loans outstanding                                  2.20%      2.12%      2.17%


Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from changes in interest rates. The analysis calculates the difference between a NII forecast over a twelve-month period using a flat interest rate scenario, and a NII forecast using a rising or falling rate scenario where the Fed Funds rate is made to rise or fall evenly by 100 basis points over the twelve-month forecast interval triggering a response in the other forecasted rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March 31, 2003 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At March 31, 2003, investment securities available for sale totaled $1,048 million, representing an increase of $100 million from December 31, 2002. In addition, At March 31, 2003, the Company had customary lines for overnight borrowings from other financial institutions totaling $660 million and a $20 million line of credit under which $8.2 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company may also borrow from the FHLB which it collateralizes with its residential real estate loans and securities. At March 31, 2003, the Company had excess collateral providing available borrowing capacity from the FHLB of approximately $61 million.

Since January 1, 2000, the Company has reduced its long-term debt by $16.9 million, reducing its debt-to-equity ratio from 14% at January 1, 2000 to 6% at March 31, 2003. The Company's long-term debt rating from Fitch Ratings is A- with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 2003 and 2002 generated substantial cash flows of $37 million and $35 million, respectively. These operating cash flows were more than sufficient to pay shareholder dividends, repay long term debt obligations, and retire common stock collectively totaling $33 million and $29 million, respectively, in the first three months of 2003 and 2002.

The Company had net cash outflows in its investing activities during both three-month periods ended March 31. In 2003, purchases net of sales and maturities of investment securities were $180 million, which was in part offset by net repayments of loans of $37 million. The investment securities portfolio increase was generally financed by a $36 million increase in deposits and $66 million new short-term borrowings. During the first three months of 2002, purchases net of sales and maturities of investment securities were $37 million, which was partially reduced by net repayments of loans of $21 million. The investment securities portfolio increase was generally financed by deposit growth.

The Company anticipates increasing its cash level from operations through 2003 through increased profitability. For the same period, it is anticipated that deposit balances will increase. Deposit growth may be invested in loans or investment securities based on economic conditions, interest rate levels, and a variety of other conditions. Deposit growth may also be used to reduce short-term borrowings.

Westamerica Bancorporation ("the Parent Company") is separate and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends to its shareholders, and interest and principal on outstanding senior debt. Substantially all of the Parent Company's revenues are obtained from service fees and dividends received from the Bank. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits
(as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.


Capital Resources

The current and projected capital position of the Company and the impact of Capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases shares of its common stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased 568 thousand shares in the first quarter of 2003, 558 thousand shares in the first quarter of 2002, and 248 in the fourth quarter of 2002.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $337 million at March 31, 2003. This amount, which is reflective of the effect of common stock repurchases and dividends paid to shareholders partially offset by the generation of earnings and proceeds from the issuance of stock, represents an increase of $29 million (10%) from a year ago, and a decrease of $5 million (1%) from December 31, 2002. Despite an increase in shareholders' equity, the Company's ratio of equity to total assets fell to 7.68% at March 31, 2003, from 7.76% a year ago due to asset growth. The equity to assets ratio was 8.08% on December 31, 2002.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                              At March 31,       At         Minimum
                                       ----------------------December 31  Regulatory
                                             2003       2002       2002   Requirement
                                       -----------------------------------------------
    Tier I Capital                           9.45%      9.33%      9.71%      4.00%
    Total Capital                           10.71%     10.67%     10.97%      8.00%
    Leverage ratio                           7.00%      7.18%      7.27%      4.00%


The risk-based capital ratios improved at March 31, 2003, compared with the prior year primarily due to an increase in the total level of tangible (excluding goodwill and purchase premiums) shareholders' equity as a result of increased retained earnings and unrealized gains on AFS securities, partially diluted with an increase in risk-weighted assets, especially investments. The leverage ratio fell because of asset growth including the KSB acquisition.

Comparing to the 2002 year-end, the capital ratios declined, the net result of increases in retained earnings and unrealized gains on AFS securities, the effect of common stock repurchases and asset growth. The leverage ratio fell due to anticipated asset growth.

Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the

Company's anticipated future needs. All ratios as shown in the table above are in excess of the regulatory definition of "well capitalized".


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Interest rate risk as discussed above is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company's business activities.


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

  Item 2 - Changes in Securities and Use of Proceeds

    None

  Item 3 - Defaults upon Senior Securities

    None

  Item 4 - Submission of Matters to a Vote of Security Holders

    None

  Item 5 - Other Information

            None

  Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibit 3 (ii) By-laws, as amended (composite copy)

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


                    WESTAMERICA BANCORPORATION
                    (Registrant)





Date: May 12, 2003
                    /s/    Dennis R. Hansen
                    ----------------------------------------
                    Dennis R. Hansen
                    Senior Vice President
                    and Controller
                    Chief Accounting Officer

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






/s/  David L. Payne
------------------------------
David L. Payne
Chairman, President and Chief Executive Officer
May 12, 2003

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






/s/  Jennifer J. Finger
--------------------------------
Jennifer J. Finger
Senior Vice President and Chief Financial Officer
May 12, 2003

    Exhibit 3 (ii)

    By-laws, as amended


COMPOSITE COPY









                                        BYLAWS

                                          OF

                             WESTAMERICA BANCORPORATION

                              a California corporation



















Last Amendment:

February 27, 2003

TABLE OF CONTENTS



									      Page (s)
                                                                        --------

ARTICLE I - OFFICES								 32
	Section 1.01. Principal Offices					 32
	Section 1.02. Other Offices						 32

ARTICLE I - MEETINGS OF SHAREHOLDERS						 32
	Section 2.01. Place of Meetings					 32
	Section 2.02. Annual Meeting						 32
	Section 2.03. Special Meeting						 33
	Section 2.04. Notice of Shareholders' Meetings			 33
	Section 2.05. Manner of Giving Notice: Affidavit of Notice		 33
	Section 2.06. Quorum							 33
	Section 2.07. Adjourned Meeting: Notice				 34
	Section 2.08. Voting							 34
	Section 2.09. Waiver of Notice or Consent by Absent Shareholders	 34
	Section 2.10. Shareholder Action by Written Consent Without a
		Meeting								 35
	Section 2.11. Record Date for Shareholder Notice, Voting and
		Giving Consents						 35
	Section 2.12. Proxies							 35
	Section 2.13. Inspectors of Election					 36
	Section 2.14. Nominations for Director				 36

ARTICLE III - DIRECTORS							 36
	Section 3.01. Powers							 36
	Section 3.02. Number and Qualification of Directors			 37
	Section 3.03. Election and Term of Office of Directors		 37
	Section 3.04. Vacancies						 37
	Section 3.05. Place of Meetings and Meetings by Telephone		 38
	Section 3.06. Annual Meeting						 38
	Section 3.07. Other Regular Meetings					 38
	Section 3.08. Special Meetings					 38
	Section 3.09. Quorum							 38
	Section 3.10. Waiver of Notice					 38
	Section 3.11. Adjournment						 38
	Section 3.12. Notice of Adjournment					 38
	Section 3.13. Action Without Meeting					 39
	Section 3.14. Fees and Compensation of Directors			 39
	Section 3.15. Committees of Directors					 39
	Section 3.16. Meetings and Action of Committees			 39






Page 31

ARTICLE IV - OFFICERS								 40
	Section 4.01. Officers							 40
	Section 4.02. Election of Officers					 40
	Section 4.03. Subordinate Officers					 40
	Section 4.04. Removal and Resignation of Officers			 40
	Section 4.05. Vacancies in Offices					 40
	Section 4.06. Chairman of the Board					 40
	Section 4.07. President						 40
	Section 4.08. Vice Presidents						 40
	Section 4.09. Secretary						 40
	Section 4.10. Chief Financial Officer					 41
ARTICLE V - MISCELLANEOUS							 41
	Section 5.01. Indemnification Provisions				 41
	Section 5.02. Maintenance and Inspection of Share Register		 42
	Section 5.03. Maintenance and Inspection of Bylaws			 42
	Section 5.04. Maintenance and Inspection of Other Corporate
		Records								 42
	Section 5.05. Inspection of Books and Records by Directors		 43
	Section 5.06. Annual Report to Shareholders				 43
	Section 5.07. Financial Statements					 43
	Section 5.08. Record Date for Purposes Other than Notice and
		Voting								 43
	Section 5.09. Checks, Drafts						 44
	Section 5.10. Corporate Contracts and Instruments; How Executed	 44
	Section 5.11. Certificates for Shares					 44
	Section 5.12. Lost Certificates					 44
	Section 5.13. Representation of Shares of Other Corporations	 44
	Section 5.14. Construction and Definitions				 44

ARTICLE VI - AMENDMENTS							 45
	Section 6.01. Amendment by Shareholders				 45
	Section 6.02. Amendment by Directors					 45


	BYLAWS OF WESTAMERICA BANCORPORATION

	ARTICLE I

	OFFICES

	Section 1.01. Principal Offices. The principal executive office of the corporation shall be located at 1108 Fifth Avenue, San Rafael, California, or such other place within or outside the State of California as shall be fixed by the board of directors. If the principal executive office is located outside this state, and the corporation has one or more business offices in this state, the board of directors shall fix and designate a principal business office in the State of California.

	Section 1.02. Other Offices. The board of directors may at any time establish branch or subordinate offices at any place or places where the corporation is qualified to do business.

	ARTICLE II

	MEETINGS OF SHAREHOLDERS

	Section 2.01. Place of Meetings. Meetings of shareholders shall be held at any place within or outside the State of California designated by the board of directors. In the absence of any such designation, shareholders' meetings shall be held at the principal executive office of the corporation.

	Section 2.02. Annual Meeting. The annual meeting of shareholders shall be held each year on a date and at a time designated by the board of directors. At each annual meeting directors shall be elected, and any other proper business may be transacted which shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must have been (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the board of directors, (b) otherwise properly brought before the meeting by or at the direction of the board of directors, or (c) otherwise properly brought before the meeting by a shareholder. In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the secretary of the corporation. To be timely, a shareholder's notice must be received by the secretary of the corporation at least 45 days before the anniversary of the date on which the corporation first mailed its proxy materials for the prior year's annual meeting of the shareholders; provided, however, that in the event the date for the current year's annual meeting has changed more than 30 days from the date on which the prior year's annual meeting was held, then notice must be received a reasonable time before the corporation mails its proxy materials for the current year. A shareholder's notice to the secretary of the corporation shall set forth as to each matter that the shareholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and residence address of the shareholder proposing such business, (c) the number of shares of capital stock of the corporation that are owned by the shareholder, and (d) any material interest of the shareholder in such business.

	Notwithstanding anything in the bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedures set forth in this Section 2.02.

	The chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 2.02, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

	Section 2.03. Special Meeting. A special meeting of the shareholders may be called at any time by the board of directors, or by the chairman of the board, or by the president, or by one or more shareholders holding shares in the aggregate entitled to cast not less than 10% of the votes at that meeting.

	If a special meeting is called by any person or persons other than the board of directors, the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the chairman of the board, the president, any vice president, or the secretary of the corporation. The officer receiving the request shall cause notice to be promptly given to the shareholders entitled to vote, in accordance with the provisions of Sections 2.04 and 2.05 hereof, that a meeting will be held at the time requested by the person or persons calling the meeting, not less than thirty-five (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty (20) days after receipt of the request, the person or persons requesting the meeting may give the notice. Nothing contained in this paragraph of this Section 2.03 shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the board of directors may be held.

	Section 2.04. Notice of Shareholders' Meetings. All notices of meetings of shareholders shall be sent or otherwise given to shareholders entitled to vote thereat in accordance with Section 2.05 not less than ten (10) (or if sent by third-class mail, thirty (30) nor more than sixty (60)) days before the date of the meeting. The notice shall specify the place, date and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted, and no other business may be transacted, or
(ii) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the shareholders. The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees whom, at the time of the notice, management intends to present for election.

	If action is proposed to be taken at any meeting for approval of (i) a contract or transaction in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California, (ii) an amendment of the articles of incorporation, pursuant to Section 902 of that Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of that Code, (iv) a voluntary dissolution of the corporation, pursuant to
Section 1900 of that Code, or (v) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to
Section 2007 of that Code, the notice shall also state the general nature of that proposal.

	Section 2.05. Manner of Giving Notice: Affidavit of Notice. Notice of any meeting of shareholders shall be given to shareholders entitled to vote thereat either personally or by first-class mail or, in the event this corporation has outstanding shares held of record by 500 or more persons (determined as provided in Section 605 of the California Corporations Code) on the record date for the shareholders meeting, by third-class mail, or other means of written communication, addressed to the shareholder at the address of such shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is given, notice shall be deemed to have been given if sent to that shareholder by first-class mail or telegraphic or other written communication to the corporation's principal executive office, or if published at least once in a newspaper of general circulation in the county where that office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.

	If any notice addressed to a shareholder at the address of that shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at that address, all future notices or reports shall be deemed to have been duly given without further mailing if these shall be available to the shareholder on written demand of the shareholder at the principal executive office of the corporation for a period of one year from the date of the giving of the notice.

	An affidavit of the mailing or other means of giving any notice of any shareholders' meeting may be executed by the secretary, assistant secretary, or any transfer agent of the corporation giving the notice, and shall be filed and maintained in the minute book of the corporation.

	Section 2.06. Quorum. The presence in person or by proxy of the holders of one-third (1/3) of the shares entitled to vote at any meeting of the shareholders shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

	Section 2.07. Adjourned Meeting: Notice. Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the shares represented at that meeting, either in person or by proxy, but in the absence of a quorum, no other business may be transacted at that meeting, except as provided in
Section 2.06 hereof.

	When any meeting of shareholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place are announced at a meeting at which the adjournment is taken, unless a new record date for the adjourned meeting is fixed, or unless the adjournment is for more than forty-five (45) days from the date set for the original meeting, in which case the board of directors shall set a new record date. Notice of any such adjourned meeting shall be given to each shareholder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections 2.04 and 2.05. At any adjourned meeting the corporation may transact any business which might have been transacted at the original meeting.

	Section 2.08. Voting. The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of
Section 2.11 hereof, subject to the provisions of Sections 702 to 704, inclusive, of the Corporations Code of California (relating to voting shares held by a fiduciary, in the name of a corporation, or a joint ownership). The shareholders' vote may be by voice vote or by ballot; provided, however, that any election for directors must be by ballot if demanded by any shareholder before the voting has begun. On any matter other than elections of directors, any shareholder may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal, but, if the shareholder fails to specify the number of shares which the shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares that the shareholder is entitled to vote. The affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute a majority of the required quorum) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by California General Corporation Law or the articles.

	At a shareholders' meeting at which directors are to be elected, no shareholder shall be entitled to cumulate votes (i.e., cast for any candidate a number of votes greater than the number of votes which such shareholder normally is entitled to cast) unless the candidates' names have been placed in nomination prior to commencement of the voting and a shareholder has given notice prior to commencement of the voting of the shareholder's intention to cumulate votes. If any shareholder has given such a notice, then every shareholder entitled to vote may cumulate votes for candidates in nomination and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which that shareholder's shares are normally entitled, or distribute the shareholder's votes on the same principle among any or all of the candidates, as the shareholder thinks fit. The candidates receiving the highest number of votes, up to the number of directors to be elected, shall be elected.

	Section 2.09. Waiver of Notice or Consent by Absent Shareholders. The transactions of any meeting of shareholders, either annual or special, however called and noticed, and wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before or after the meeting, each person entitled to vote, who was not present in person or by proxy, signs a written waiver of notice or a consent to a holding of the meeting, or an approval of the minutes. The waiver of notice, consent or approval need not specify either the business to be transacted or the purpose of any annual or special meeting of shareholders, except that if action is taken or proposed to be taken for approval of any of those matters specified in the second paragraph of Section
2.04 hereof, the waiver of notice, consent or approval shall state the general nature of the proposal. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

	Attendance by a person at a meeting shall also constitute a waiver of notice of that meeting, except when the person objects, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters required by law to be included in the notice of the meeting but not so included if that objection is expressly made at the meeting.

	Section 2.10. Shareholder Action by Written Consent Without a Meeting. Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a consent in writing setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take that action at a meeting at which all shares entitled to vote on that action were present and voted. In the case-of election of directors, such a consent shall be effective only if signed by the holders of all outstanding shares entitled to vote for the election of directors; provided, however, that a director may be elected at any-time to fill a vacancy on the board of directors that has not been filled by the directors, by the written consent of the holders of a majority of the outstanding shares entitled to vote for the election of directors. All such consents shall be filed with the secretary of the corporation and shall be maintained in the corporate records. Any shareholder giving a written consent, or the shareholder's proxy holders, or a transferee of the shares or a personal representative of the shareholder or their respective proxy holders, may revoke the consent by a writing received by the secretary of the corporation before written consents of the number of shares required to authorize the proposed action have been filed with the secretary.

	If the consents of all shareholders entitled to vote have not been solicited in writing, and if the unanimous written consent of all such shareholders shall not have been received, the secretary shall give prompt notice of the corporate action approved by the shareholders without a meeting. This notice shall be given in the manner specified in Section 2.05 hereof. In the case of approval of (i) contracts or transactions in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California, (ii) indemnification of agents of the corporation, pursuant to Section 317 of that Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of that Code, and (iv) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of that Code, the notice shall be given at least ten (10) days before the consummation of any action authorized by that approval.

	Section 2.11. Record Date for Shareholder Notice, Voting and Giving Consents. For purposes of determining the shareholders entitled to notice of any meeting or to vote or entitled to give consent to corporate action without a meeting, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (10) days before the date of any such meeting nor more than sixty (60) days before any such action without a meeting, and in this event only shareholders at the close of business on the record date are entitled to notice and to vote or to give consents, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the California General Corporation Law.

	If the board of directors does not so fix a record date:

	(a) The record date for determining the shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.

	(b) The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, (i) when no prior action by the board has been taken, shall be the day on which the first written consent is given, or (ii) when prior action of the board has been taken, shall be at the close of business on the day on which the board adopts the resolution relating to that action, or the sixtieth (60th) day before the date of such other action, whichever is later.

	Section 2.12. Proxies. Every person entitled to vote for directors or on any other matter shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation. A proxy shall be deemed signed if the shareholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission, or otherwise) by the shareholder or the shareholder's attorney-in-fact. A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (i) revoked by the person executing it, before the vote pursuant to that proxy, by a writing delivered to the corporation stating that the proxy is revoked, or by a subsequent proxy executed by, or as to any meeting by attendance at such meeting and voting in person by, the person executing the proxy; or (ii) written notice of the death or incapacity of the maker of that proxy is received by the corporation before the vote pursuant to that proxy is counted; provided, however, that no proxy shall be valid after the expiration of eleven
(11) months from the date of the proxy, unless otherwise provided in the proxy. The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of Sections 705(e) and 705(f) of the Corporations Code of California.

	Section 2.13. Inspectors of Election. Before any meeting of shareholders, the board of directors may appoint any persons other than nominees for office to act as inspectors of election at the meeting or its adjournment. If no inspectors of election are so appointed, the chairman of the meeting may, and on the request of any shareholder or a shareholder's proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at a meeting on the request of one or more shareholders or proxies, the holders of a majority of shares or their proxies present at the meeting shall determine whether one (1) or three (3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of any shareholder or a shareholder's proxy shall, appoint a person to fill that vacancy.

	These inspectors shall:

	(a) Determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity, and effect of proxies;

	(b) Receive votes, ballots, or consents;

	(c) Hear and determine all challenges and questions in any way arising in connection with the right to vote;

	(d) Count and tabulate all votes or consents;

	(e) Determine when the polls shall close;

	(f) Determine the result; and

	(g) Do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.

	Section 2.14. Nominations for Director. Nominations for election to the board of directors may be made by the board of directors or by any shareholder of any outstanding class of capital stock of the corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the board of directors of the corporation, shall be made in writing and shall be received by the secretary of the corporation at least 45 days before the anniversary of the date on which the corporation first mailed its proxy materials for the prior year's annual meeting of shareholders; provided, however, that in the event the date for the current year's annual meeting has changed more than 30 days from the date on which the prior year's annual meeting was held, then notice must be received a reasonable time before the corporation mails its proxy materials for the current year. Any such written nomination shall contain the following information to the extent known to the nominating shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the corporation that the shareholder expects will be voted for each proposed nominee; (d) the name and residence address of the notifying shareholder; and (e) the number of shares of capital stock of the corporation owned by the notifying shareholder. Nominations not made in accordance herewith may be disregarded by the chairman of the applicable meeting of shareholders called for the election of directors in his sole discretion, and upon his instructions, the inspectors of election may disregard all votes cast for each such nominee.


	ARTICLE III

	DIRECTORS

	Section 3.01. Powers. Subject to the provisions of the California General Corporation Law and any limitations in the articles of incorporation and these bylaws relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.

	Without prejudice to these general powers, and subject to the same limitations, the directors shall have the power to:

	(a) Select and remove all officers, agents, and employees of the corporation; prescribe any powers and duties for them that are consistent with law, with the articles of incorporation, and with these bylaws; fix their compensation; and require from them security for faithful service.

	(b) Change the principal executive office or the principal business office in the State of California from one location to another; cause the corporation to be qualified to do business in any other state, territory, dependency, or country and conduct business within or without the State of California; and designate any place within or without the State of California for the holding of any shareholders' meeting, or meetings, including annual meetings.

	(c) Adopt, make, and use a corporate seal; prescribe the forms of certificates of stock; and alter the form of the seal and certificates.

	(d) Authorize the issuance of shares of stock of the corporation on any lawful terms, in consideration of money paid, labor done, services actually rendered, debts or securities cancelled, or tangible or intangible property actually received.

	(e) Borrow money and incur indebtedness on behalf of the corporation, and cause to be executed and delivered for the corporation's purposes, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecation, and other evidences of debt and securities.

	Section 3.02. Number and Qualification of Directors. The number of directors of the corporation shall be not less than eight (8) nor more than fifteen (15). The exact number of directors shall be ten (10) until changed, within the limits specified above, with the approval of the board of directors or the shareholders. The indefinite number of directors may be changed, or a definite number fixed without provision for an indefinite number, by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw duly adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that an amendment reducing the fixed number or the minimum number of directors to a number less than five (5) cannot be adopted if the votes cast against its adoption at a meeting of the shareholders, or the shares not consenting in the case of action by written consent, are equal to more than 16-2/3% of the outstanding shares entitled to vote. No amendment may change the stated maximum number of authorized directors to a number greater than two times the stated minimum number of directors minus one.

	Section 3.03. Election and Term of Office of Directors. Directors shall be elected at each annual meeting of the shareholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified. No person shall be eligible for election to the board of directors unless nominated in the manner described by Section 2.14 of these bylaws.

	Section 3.04. Vacancies. Vacancies in the board of directors may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, except that a vacancy created by the removal of a director by the vote or written consent of the shareholders or by court order may be filled only by the vote of a majority of the shares entitled to vote represented at a duly held meeting at which a quorum is present, or by the written consent of holders of a majority of the outstanding shares entitled to vote. Each director so elected shall hold office until the next annual meeting of the shareholders and until a successor has been elected and qualified.

	A vacancy or vacancies in the board of directors shall be deemed to exist in the event of the death, resignation, or removal of any director, or if the board of directors by resolution declares vacant the office of a director who has been declared of unsound mind by an order of court or convicted of a felony, or if the authorized number of directors is increased, or if the shareholders fail, at any meeting of shareholders at which any director or directors are elected, to elect the number of directors to be voted for at that meeting.

	The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors, but any such election by written consent other than to fill a vacancy created by removal shall require the consent of a majority of the outstanding shares entitled to vote.

	Any director may resign effective on giving written notice to the chairman of the board, the president, the secretary, or the board of directors, unless the notice specifies a later time for that resignation to become effective. If the resignation of a director is effective at a future time, the board of directors may elect a successor to take office when the resignation becomes effective.

	No reduction of the authorized number of directors shall have the effect of removing any director before that director's term of office expires.

	Section 3.05. Place of Meetings and Meetings by Telephone. Regular meetings of the board of directors may be held at any place within or outside the State of California that has been designated from time to time by resolution of the board. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the board shall be held at any place within or outside the State of California that has been designated in the notice of the meeting or, if not stated in the notice or there is no notice, at the principal executive office of the corporation. Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another, and all such directors shall be deemed to be present in person at the meeting.

	Section 3.06. Annual Meeting. Immediately following each annual meeting of shareholders, the board of directors shall hold a regular meeting for the purpose of organization, any desired election of officers, and the transaction of other business. Notice of this meeting shall not be required.

	Section 3.07. Other Regular Meetings. Other regular meetings of the board of directors shall be held without call at such time as shall from time to time be fixed by the board of directors. Such regular meetings may be held without notice.

	Section 3.08. Special Meetings. Special meetings of the board of directors for any purpose or purposes may be called at any time by the chairman of the board or the president or any vice president or the secretary or any two directors.

	Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail or telegram, charges prepaid, addressed to each director at that director's address as it is shown on the records of the corporation. In case the notice is mailed, it shall be deposited in the United States mail at least four (4) days before the time of the holding of the meeting. In case the notice is delivered personally, or by telephone or telegram, it shall be delivered personally or by telephone or to the telegraph company at least forty-eight
(48) hours before the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated either to the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose of the meeting nor the place if the meeting is to be held at the principal executive office of the corporation.

	Section 3.09. Quorum. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as provided in Section 3.11. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the board of directors, subject to the provisions of Section 310 of the Corporations Code of California (as to approval of contracts or transactions in which a director has a direct or indirect material financial interest), Section 311 of that Code (as to appointment of committees), and Section 317(e) of that Code (as to indemnification of directors). A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

	Section 3.10. Waiver of Notice. The transactions of any meeting of the board of directors, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, a consent to holding the meeting or an approval of the minutes. The waiver of notice or consent need not specify the purpose of the meeting. All such waivers, consents, and approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Notice of a meeting shall also be deemed given to any director who attends the meeting without protesting, before or at its commencement, the lack of notice to that director.

	Section 3.11. Adjournment. A majority of the directors present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

	Section 3.12. Notice of Adjournment. Notice of the time and place of holding an adjourned meeting need not be given, unless the meeting is adjourned for more than twenty-four (24) hours, in which case notice of the time and place shall be given before the time of the adjourned meeting, in the manner specified in Section 3.08, to the directors who were not present at the time of the adjournment.

	Section 3.13. Action Without Meeting. Any action required or permitted to be taken by the board of directors may be taken without a meeting, if all members of the board shall individually or collectively consent in writing to that action. Such action by written consent shall have the same force and effect as a unanimous vote of the board of directors. Such written consent or consents shall be filed with the minutes of the proceedings of the board.

	Section 3.14. Fees and Compensation of Directors. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement of expenses, as may be fixed or determined by resolution of the board of directors. This Section 3.14 shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation for those services.

	Section 3.15. Committees of Directors. The board of directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two or more directors, to serve at the pleasure of the board. The board may designate one or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of directors. Any committee, to the extent provided in the resolution of the board, shall have all the authority of the board, except with respect to:

	(a) The approval of any action which, under the General Corporation Law of California, also requires shareholders' approval or approval of the outstanding shares;

	(b) The filling of vacancies on the board of directors or in any committee;

	(c) The fixing of compensation of the directors for serving on the board or on any committee;

	(d) The amendment or repeal of bylaws or the adoption of new bylaws;

	(e) The amendment or repeal of any resolution of the board of directors which by its express terms is not so amendable or repealable;

	(f) A distribution to the shareholders of the corporation, except at a rate or in a periodic amount or within a price range determined by the board of directors; or

	(g) The appointment of any other committees of the board of directors or the members of these committees.

	Section 3.16. Meetings and Action of Committees. Meetings and action of committees shall be governed by, and held and taken in accordance with, the provisions of Sections 3.05 (place of meetings), 3.07 (regular meetings), 3.08 (special meetings and notice), 3.09 (quorum), 3.10 (waiver of notice), 3.11 (adjournment), 3.12 (notice of adjournment), and 3.13 (action without meeting) of these bylaws, with such changes in the context of those bylaws as are necessary to substitute the committee and its members for the board of directors and its members, except that the time of regular meetings of committees may be determined either by resolution of the board of directors or by resolution of the committee; special meetings of committees may also be called by resolution of the board of directors; and notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.

	ARTICLE IV

	OFFICERS

	Section 4.01. Officers. The officers of the corporation shall be a chairman of the board, a president, a secretary, and a chief financial officer. The corporation may also have, at the discretion of the board of directors, one or more vice presidents, one or more assistant secretaries, one or more treasurers or assistant treasurers, and such other officers as may be appointed in accordance with the provisions of Section 4.03. Any number of offices may be held by the same person.

	Section 4.02. Election of Officers. The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Sections 4.03 or 4.05 hereof, shall be chosen by the board of directors, and each shall serve at the pleasure of the board, subject to the rights, if any, of an officer under any contract of employment.

	Section 4.03. Subordinate Officers. The board of directors may appoint, and may empower the chairman of the board to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in the bylaws or as the board of directors may from time to time determine.

	Section 4.04. Removal and Resignation of Officers. Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the board of directors, at any regular or special meeting of the board of directors, or, except in the case of an officer chosen by the board of directors, by any other officer upon whom such power of removal may be conferred by the board of directors.

	Any officer may resign at any time by giving written notice to the corporation. Any resignation shall take effect at the date of the receipt of that notice or at any later time specified in that notice; and, unless otherwise specified in that notice, the acceptance of the resignation shall not be necessary to make it effective. Any resignation is without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

	Section 4.05. Vacancies in Offices. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to that office.

	Section 4.06. Chairman of the Board. The board of directors shall appoint one of its members to be chairman of the board to serve at the pleasure of the board. Such person shall preside at all meetings of the board. The chairman of the board shall have the powers conferred by these bylaws and shall also have and may exercise such further powers and duties as from time to time may be conferred or assigned by the board of directors.

	Section 4.07. President. The president of the corporation shall, in the absence of the chairman of the board, preside at all meetings of shareholders and at all meetings of the board of directors. The president shall exercise and perform such duties as may be assigned to him by the board of directors or the chairman of the board or as prescribed by the bylaws.

	Section 4.08. Vice Presidents. In the absence or disability of the president, the vice presidents, if any, in order of their rank as fixed by the board of directors or, if not ranked, a vice president designated by the board of directors, shall perform all the duties of the president, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors or the bylaws, and the president.

	Section 4.09. Secretary. The secretary shall keep or cause to be kept, at the principal executive office or such other place as the board of directors may direct, a book of minutes of all meetings and actions of directors, committees of directors, and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice given, the names of those present at directors' meetings or committee meetings, the number of shares present or represented at shareholders' meetings, and the proceedings.

	The secretary shall keep, or cause to be kept, at the principal executive office or at the office of the corporation's transfer agent or registrar, as determined by resolution of the board of directors, a share register, or a duplicate share register, showing the names of all shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

	The secretary shall give, or cause to be given, notice of all meetings of the shareholders and of the board of directors required by the bylaws or by law to be given, and he shall keep the seal of the corporation, if one be adopted, in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or by the bylaws.

	Section 4.10. Chief Financial Officer. The chief financial officer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings, and shares. The books of account shall at all reasonable times be open to inspection by any director.

	The chief financial officer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositaries as may be designated by the board of directors. He shall disburse the funds of the corporation as may be ordered by the board of directors, shall render to the president and directors, whenever they request it, an account of all of his transactions as chief financial officer and of the financial condition of the corporation, and shall have other powers and perform such other duties as may be prescribed by the board of directors or these bylaws.


	ARTICLE V

	MISCELLANEOUS

	Section 5.01. Indemnification Provisions. Except as prohibited by law, every director of this corporation shall be entitled as a matter of right to be indemnified by the corporation against reasonable expense and any liability paid or incurred by such person in connection with any threatened, pending or completed claim, action, suit or proceeding, whether civil, criminal, administrative, investigative or other, whether brought by or in the name of the corporation or otherwise, in which he or she may be involved, as a party or otherwise, by reason of such person being or having been a director, officer, employee or agent of the corporation or by reason of the fact that such person is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise or was a director, officer, employee or agent of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation (such claim, action, suit or proceeding hereinafter being referred to as an "Action"); provided, however, that no such right of indemnification shall exist in favor of a director with respect to an Action brought by such director against the corporation (other than a suit for indemnification as provided below in this Section 5.01). Such indemnification shall include the right to have expenses incurred by such person in connection with an Action paid in advance by the corporation until the final disposition of the Action, subject to such conditions as may be prescribed by law. As used herein, "liability" shall include amounts of judgments, excise taxes, fines and penalties, and amounts paid in settlement; and "expense" shall include fees and expenses of counsel subject to the terms of the following paragraph.

	If the corporation shall be obligated to pay the expenses of any Action against a director, the corporation, if appropriate, shall be entitled to assume the defense of such Action, with counsel approved by the director, upon the delivery to the director of written notice of its election so to do. After delivery of such notice, approval of such counsel by the director and the retention of such counsel by the corporation, the corporation will not be liable to the director under this Section 5.01 for any fees or expenses of counsel subsequently incurred by the director with respect to the same Action, provided that (i) the director shall have the right to employ his counsel in any such Action at the director's expense; and (ii) the fees and expenses of the director's counsel shall be at the expense of the corporation if (A) the employment of counsel by the director has been previously authorized by the corporation, (B) the director shall have reasonably concluded that there may be a conflict of interest between the corporation and the director in the conduct of any such defense or (C) the corporation shall not, in fact, have employed counsel to assume the defense of such Action. Notwithstanding anything contained herein to the contrary, the corporation shall have no obligation under this Section 5.01 to indemnify any director for any amounts paid in settlement of an Action unless the corporation consents to such settlement, which consent shall not be unreasonably withheld.

	If a claim under the two preceding paragraphs is not paid in full by the corporation within thirty (30) days after a written notice thereof has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim, and if successful in whole or in part, the claimant shall also be entitled to be paid the expense of prosecuting such claim. It shall be a defense to any such action that the conduct of the claimant was such that under California law the corporation would be prohibited from indemnifying the claimant for the amount claimed, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation (including its board) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because the conduct of the claimant was not such that indemnification would be prohibited by law, nor an actual determination by the corporation (including the board of directors, independent legal counsel or its shareholders) that the conduct of the claimant was such that indemnification would be prohibited by law, shall be a defense to the action or create a presumption that the conduct of the claimant was such that indemnification would be prohibited by law.

	The right of indemnification provided for herein (a) shall not be deemed exclusive of any other rights, whether now existing or hereafter created, to which those seeking indemnification hereunder may be entitled under any agreement, bylaw or article provision, vote of shareholders or directors or otherwise, (b) shall continue as to persons who have ceased to have the status pursuant to which they were entitled or were denominated as entitled to indemnification hereunder and shall inure to the benefit of the heirs and legal representatives of persons entitled to indemnification hereunder, and
(c) shall be applicable to actions, suits or proceedings commenced after the adoption hereof, whether arising from acts or omissions occurring before or after the adoption hereof. The right of indemnification provided for herein may not be amended, modified or repealed so as to limit in any way the indemnification provided for herein with respect to any acts or omissions occurring prior to the adoption of any such amendment or repeal.

	The corporation has full power and authority to extend any of the indemnification benefits provided for in this Section 5.01 to any officer or agent of the corporation, but the corporation is under no obligation to extend such benefits to any person who is not entitled thereto by law or pursuant to the first paragraph of this Section 5.01.

	Section 5.02. Maintenance and Inspection of Share Register. The corporation shall keep at its principal executive office, or at the office of its transfer agent or registrar, if either be appointed and as determined by resolution of the board of directors, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each shareholder.

	A shareholder or shareholders of the corporation holding at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation may (i) inspect and copy the records of shareholders' names and addresses and shareholdings during usual business hours on five (5) days' prior written demand on the corporation, and (ii) obtain from the transfer agent of the corporation, on written demand and on the tender of such transfer agent's usual charges for such list, a list of the shareholders' names and addresses, who are entitled to vote for the election of directors, and their shareholdings, as of the most recent record date for which that list has been compiled or as of a date specified by the shareholder after the date of demand. This list shall be made available to any such shareholder by the transfer agent on or before the later of five (5) days after the demand is received or the date specified in the demand as the date as of which the list is to be compiled. The record of shareholders shall also be open to inspection on the written demand of any shareholder or holder of a voting trust certificate, at any time during usual business hours, for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate. Any inspection and copying under this Section 5.02 may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making the demand.

	Section 5.03. Maintenance and Inspection of Bylaws. The corporation shall keep at its principal executive office, or if its principal executive office is not in the State of California, at its principal business office in this state, the original or a copy of the bylaws as amended to date, which shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the corporation is outside the State of California and the corporation has no principal business office in this state, the secretary shall, upon the written request of any shareholder, furnish to that shareholder a copy of the bylaws as amended to date.

	Section 5.04. Maintenance and Inspection of Other Corporate Records. The accounting books and records and minutes of proceedings of the shareholders and the board of directors and any committee or committees of the board of directors shall be kept at such place or places designated by the board of directors, or, in the absence of such designation, at the principal executive office of the corporation. The minutes shall be kept in written form and the accounting books and records shall be kept either in written form or in any other form capable of being converted into written form. The minutes and accounting books and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate. The inspection may be made in person or by an agent or attorney, and shall include the right to copy and make extracts. These rights of inspection shall extend to the records of each subsidiary corporation of the corporation.

	Section 5.05. Inspection of Books and Records by Directors. Every director shall have the absolute right at any reasonable time to inspect all books, records, and documents of every kind and the physical properties of the corporation and each of its subsidiary corporations. This inspection by a director may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts of documents.

	Section 5.06. Annual Report to Shareholders. The board of directors shall cause an annual report to be sent to the shareholders not later than one hundred twenty (120) days after the close of the fiscal year adopted by the corporation. This report shall be sent at least fifteen (15) (or, if sent by third-class mail, thirty-five (35)) days before the annual meeting of shareholders to be held during the next fiscal year and in the manner specified in Section 2.05 of these bylaws for giving notice to shareholders of the corporation. The annual report shall contain a balance sheet as of the end of the fiscal year and an income statement and statement of changes in financial position for the fiscal year, accompanied by any report of independent accountants or, if there is no such report, the certificate of an authorized officer of the corporation that the statements were prepared without audit from the books and records of the corporation.

	Section 5.07. Financial Statements. A copy of any annual financial statement and any income statement of the corporation for each quarterly period of each fiscal year, and any accompanying balance sheet of the corporation as of the end of each such period, that has been prepared by the corporation shall be kept on file in the principal executive office of the corporation for twelve (12) months and each such statement shall be exhibited at all reasonable times to any shareholder demanding an examination of any such statement or a copy shall be mailed to any such shareholder.

	If a shareholder or shareholders holding at least five percent (5%) of the outstanding shares of any class of stock of the corporation makes a written request to the corporation for an income statement of the corporation for the three-month, six-month, or nine-month period of the then current fiscal year ended more than thirty (30) days before the date of the request, and a balance sheet of the corporation as of the end of that period, the chief financial officer shall cause the statements referred to above to be prepared, if not already prepared, and shall deliver personally or mail that statement or statements to the person making the request within thirty (30) days after the receipt of the request. If the corporation has not sent to the shareholders its annual report for the last fiscal year, this report shall likewise be delivered or mailed to any shareholder or shareholders within thirty (30) days after the request.

	The corporation shall also, on the written request of any shareholder, mail to the shareholder a copy of the last annual, semi-annual, or quarterly income statement which it has prepared, and a balance sheet as of the end of that period.

	The quarterly income statements and balance sheets referred to in this
Section 5.07 shall be accompanied by the report, if any, of any independent accountants engaged by the corporation or the certificate of an authorized officer of the corporation that the financial statements were prepared without audit from the books and records of the corporation.

	Section 5.08. Record Date for Purposes Other than Notice and Voting. For purposes of determining the shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any other lawful action (other than action by shareholders by written consent without a meeting), the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days before any such action, and in that case only shareholders at the close of business on the record date are entitled to receive the dividend, distribution, or allotment of rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date so fixed, except as otherwise provided in the California General Corporation Law.

	If the board of directors does not so fix a record date, the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the board adopts the applicable resolution or the sixtieth (60th) day before the date of that action, whichever is later.

	Section 5.09. Checks, Drafts. Evidences of Indebtedness. All checks, drafts, or other orders for payment of money, notes, or other evidences of indebtedness, issued in the name of or payable to the corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the board of directors.

	Section 5.10. Corporate Contracts and Instruments; How Executed. The board of directors, except as otherwise provided in these bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation, and this authority may be general or confined to specific instances; and, unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent, or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

	Section 5.11. Certificates for Shares. A certificate or certificates for shares of the capital stock of the corporation shall be issued to each shareholder when any of these shares are fully paid, and the board of directors may authorize the issuance of certificates or shares as partly paid provided that these certificates shall state the amount of the consideration to be paid for them and the amount paid. All certificates shall be signed in the name of the corporation by the chairman of the board or vice chairman of the board or the president or vice president and by the chief financial officer or the treasurer or an assistant treasurer or the secretary or any assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed on a certificate shall have ceased to be that officer, transfer agent, or registrar before that certificate is issued, it may be issued by the corporation with the same effect as if that person were an officer, transfer agent or registrar at the date of issue.

	Section 5.12. Lost Certificates. Except as provided in this Section 5.12, no new certificates for shares shall be issued to replace an old certificate unless the latter is surrendered to the corporation and cancelled at the same time. The board of directors may, in case any share certificate or certificate for any other security is lost, stolen or destroyed, authorize the issuance of a replacement certificate on such terms and conditions as the board may require, including provision for indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft, or destruction of the certificate or the issuance of the replacement certificate.

	Section 5.13. Representation of Shares of Other Corporations. The chairman of the board, the president, or any vice president, or any other person authorized by resolution of the board of directors or by any of the foregoing designated officers, is authorized to vote on behalf of the corporation any and all shares of any other corporation or corporations, foreign or domestic, standing in the name of the corporation. The authority granted to these officers to vote or represent on behalf of the corporation any and all shares held by the corporation in any other corporation or corporations may be exercised by any of these officers in person or by any person authorized to do so by a proxy duly executed by these officers.

	Section 5.14. Construction and Definitions. Unless the context requires otherwise, the general provisions, rules of construction and definitions in the California General Corporation Law shall govern the construction of these bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

	ARTICLE VI

	AMENDMENTS

	Section 6.01. Amendment by Shareholders. New bylaws may be adopted or these bylaws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that if the articles of incorporation of the corporation set forth the number of authorized directors of the corporation, the authorized number of directors may be changed only by an amendment of the articles of incorporation.

	Section 6.02. Amendment by Directors. Subject to the rights of the shareholders as provided in Section 6.01 hereof, to adopt, amend, or repeal bylaws, bylaws may be adopted, amended, or repealed by the board of directors; provided, however, that the board of directors may adopt a bylaw or amendment of a bylaw changing the authorized number of directors only for the purpose of fixing the exact number of directors within the limits specified in the articles of incorporation or in Section 3.02 of these bylaws.

    Exhibit 11

    WESTAMERICA BANCORPORATION
    Computation of Earnings Per Share on Common and
    Common Equivalent Shares and on Common Shares
    Assuming Full Dilution


                                         For the three months
                                             ended March 31,
  (In thousands, except per share data)   2003       2002
                                       ------------------------
    Weighted average number of common
      shares outstanding - basic           33,110     34,071

    Add exercise of options reduced by the
      number of shares that could have been
      purchased with the proceeds of such
      exercise                                455        563
                                       ------------------------
    Weighted average number of common
      shares outstanding - diluted         33,565     34,634
                                       ========================

    Net income                            $23,012    $21,659

    Basic earnings per share                $0.70      $0.64

    Diluted earnings per share              $0.69      $0.63


Exhibit 99.1



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
David L. Payne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/  David L. Payne
------------------------------
David L. Payne
Chairman, President and Chief Executive Officer
May 12, 2003

Exhibit 99.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jennifer J. Finger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/  Jennifer J. Finger
--------------------------------
Jennifer J. Finger
Senior Vice President and Chief Financial Officer
May 12, 2003