Form 10-Q
period 2003-06-30
WESTAMERICA BANCORPORATION
filed 2003-08-13
CIK 311094

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549




                                        FORM 10-Q




                     Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934


                             For Quarter Ended June 30, 2003

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

            Registrant's Telephone Number, including Area Code (707) 863-6000



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

                                       Yes [ x ]                 No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

           Title  of  Class              Shares outstanding as of August 8, 2003

              Common Stock,                             32,705,360
              No Par Value

                                  TABLE OF CONTENTS

                                                                                          Page
                                                                                        ---------
    Forward Looking Statements                                                                2

    PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements                                                           3

      Notes to Unaudited Condensed Consolidated Financial Statements                          7

      Financial Summary                                                                       9

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                     10

      Item 3 - Quantitative and Qualitative Disclosure about Market Risk                     25

      Item 4 - Controls and Procedures                                                       25

    PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                                             26

      Item 2 - Not applicable                                                                26

      Item 3 - Not applicable                                                                26

      Item 4 - Submission of Matters to a Vote of Security Holders                           26

      Item 5 - Not applicable                                                                26

      Item 6 - Exhibits and Reports on Form 8-K                                              26

        (a) - Exhibits

      Exhibit 11 - Computation of Earnings Per Share                                         30

      Exhibit 31.1 - Certification of Chief Executive Officer pursuant to                    31
                     Securities Exchange Act Rule 13a-(14)(a)

      Exhibit 31.2 - Certification of Chief Financial Officer pursuant to                    32
                     Securities Exchange Act Rule 13a-(14)(a)

      Exhibit 32.1 - Certification Required by 18 U.S.C. Section 1350                        33

      Exhibit 32.2 - Certification Required by 18 U.S.C. Section 1350                        34

        (b) - Reports on Form 8-K                                                            28

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                WESTAMERICA BANCORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                     (In thousands)

                                                                           At
                                                   At June 30,        December 31,
                                            --------------------------
                                                 2003        2002         2002
                                            ---------------------------------------
Assets:
  Cash and cash equivalents                     $201,560     $183,589     $222,577
  Money market assets                                633          633          633
  Investment securities available for sale     1,251,341      986,392      947,848
  Investment securities held to maturity,
    with market values of:
     $599,484 at June 30, 2003                   588,231
     $287,841 at June 30, 2002                                279,640
     $450,771 at December 31, 2002                                         438,985
  Loans, gross                                 2,406,889    2,507,968    2,494,638
  Allowance for loan losses                      (54,159)     (54,324)     (54,227)
                                            ---------------------------------------
    Loans, net of allowance for loan losses    2,352,730    2,453,644    2,440,411
  Premises and equipment, net                     36,408       39,078       37,396
  Interest receivable and other assets           133,789      129,526      137,017
                                            ---------------------------------------
    Total Assets                              $4,564,692   $4,072,502   $4,224,867
                                            =======================================
Liabilities:
  Deposits:
    Non-interest bearing                      $1,194,847   $1,081,967   $1,146,828
    Interest bearing:
      Transaction                                554,568      528,226      559,875
      Savings                                    962,967      979,289      952,319
      Time                                       741,249      725,958      635,043
                                            ---------------------------------------
    Total deposits                             3,453,631    3,315,440    3,294,065
  Short-term borrowed funds                      393,287      228,635      349,736
  Federal Home Loan Bank advance                 170,000      140,000      170,000
  Notes Payable                                   21,393       24,607       24,607
  Liability for interest, taxes and
    other expenses                               169,070       43,447       44,960
                                            ---------------------------------------
    Total Liabilities                          4,207,381    3,752,129    3,883,368
                                            =======================================
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
       32,937 at June 30, 2003                   219,060
       33,753 at June 30, 2002                                226,551
       33,411 at December 31, 2002                                         217,198
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale, net of tax          26,001       14,184       19,152
  Retained earnings                              112,250       79,638      105,149
                                            ---------------------------------------
    Total Shareholders' Equity                   357,311      320,373      341,499
                                            ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                $4,564,692   $4,072,502   $4,224,867
                                            =======================================
See accompanying notes to consolidated financial statements.


                                WESTAMERICA BANCORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                           (In thousands, except per share data)

                                                 Three months ended        Six months ended
                                                      June 30,                  June 30,
                                                 2003         2002          2003         2002
                                            ----------------------------------------------------
Interest Income:
  Loans                                          $39,419      $43,912      $79,832      $87,878
  Money market assets and funds sold                   2            4            5            4
  Investment securities available for sale
    Taxable                                        8,254        8,350       15,957       16,632
    Tax-exempt                                     3,854        3,693        7,625        7,555
  Investment securities held to maturity
    Taxable                                        1,673        1,073        4,185        2,042
    Tax-exempt                                     3,397        2,055        6,119        3,913
                                            ----------------------------------------------------
    Total interest income                         56,599       59,087      113,723      118,024
                                            ----------------------------------------------------
Interest Expense:
  Transaction deposits                               211          413          453          820
  Savings deposits                                 1,562        2,817        3,271        5,559
  Time deposits                                    2,697        4,415        5,654        9,407
  Short-term borrowed funds                          962          895        1,812        1,921
  Federal Home Loan Bank advance                   1,592        1,247        3,167        2,039
  Debt financing and notes payable                   385          442          789          903
                                            ----------------------------------------------------
    Total interest expense                         7,409       10,229       15,146       20,649
                                            ----------------------------------------------------
Net Interest Income                               49,190       48,858       98,577       97,375
                                            ----------------------------------------------------
Provision for loan losses                            900          900        1,800        1,800
                                            ----------------------------------------------------
Net Interest Income After
  Provision For Loan Losses                       48,290       47,958       96,777       95,575
                                            ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts              6,648        5,967       13,073       11,969
  Merchant credit card                               900          963        1,762        1,868
  Mortgage banking                                   301          217          527          404
  Trust fees                                         277          243          516          554
  Financial services commissions                     210          425          418          764
  Securities gains (Impairment)                      277       (4,260)         293       (4,278)
  Other                                            2,423        2,329        4,822        4,602
                                            ----------------------------------------------------
  Total Noninterest Income                        11,036        5,884       21,411       15,883
                                            ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                   13,598       14,281       27,297       28,143
  Occupancy                                        3,044        2,898        6,039        5,829
  Data processing                                  1,518        1,516        3,077        3,015
  Equipment                                        1,381        1,425        2,755        2,859
  Professional fees                                  457          443          870          815
  Other                                            5,478        5,346       10,973       10,941
                                            ----------------------------------------------------
  Total Noninterest Expense                       25,476       25,909       51,011       51,602
                                            ----------------------------------------------------
Income Before Income Taxes                        33,850       27,933       67,177       59,856
                                            ----------------------------------------------------
  Provision for income taxes                      10,179        8,586       20,494       18,850
                                            ----------------------------------------------------
Net Income                                       $23,671      $19,347      $46,683      $41,006
                                            ====================================================
Comprehensive Income:
  Change in unrealized gain on
   securities available for sale, net              5,591        6,122        6,849        2,284
                                            ----------------------------------------------------
Comprehensive Income                             $29,262      $25,469      $53,532      $43,290
                                            ===================================================
Average Shares Outstanding                        33,000       33,565       33,054       33,817
Diluted Average Shares Outstanding                33,492       34,180       33,528       34,406

Per Share Data:
  Basic Earnings                                   $0.72        $0.58        $1.41        $1.21
  Diluted Earnings                                  0.71         0.57         1.39         1.19
  Dividends Paid                                    0.24         0.22         0.48         0.44

See accompanying notes to consolidated financial statements.


                                 WESTAMERICA BANCORPORATION
                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      (In thousands)

                                                          Accumulated
                                                             Other
                                                            Compre-
                                               Common       hensive     Retained
                                                Stock       Income      Earnings       Total
                                            ----------------------------------------------------
Balance, December 31, 2001                      $209,074      $11,900      $93,385     $314,359
  Net income for the period                                                 41,006       41,006
  Stock issued in connection with
    purchase of Kerman State Bank                 14,620                                 14,620
  Stock issued, including
    stock option tax benefits                      9,737                                  9,737
  Purchase and retirement of stock                (6,880)                  (39,832)     (46,712)
  Dividends                                                                (14,921)     (14,921)
  Unrealized gain on securities available
    for sale, net                                               2,284                     2,284
                                            ----------------------------------------------------
Balance, June 30, 2002                          $226,551      $14,184      $79,638     $320,373
                                            ====================================================
Balance, December 31, 2002                      $217,198      $19,152     $105,149     $341,499
  Net income for the period                                                $46,683       46,683
  Stock issued, including
    stock option tax benefits                      6,296                                  6,296
  Purchase and retirement of stock                (4,434)                  (23,695)     (28,129)
  Dividends                                                                (15,887)     (15,887)
  Unrealized gain on securities available
    for sale, net                                               6,849                     6,849
                                            ----------------------------------------------------
Balance, June 30, 2003                          $219,060      $26,001     $112,250     $357,311
                                            ====================================================
See accompanying notes to consolidated financial statements.


                               WESTAMERICA BANCORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                          For the six months
                                                                            ended June 30,
                                                                          2003         2002
                                                                      --------------------------
Operating Activities:
  Net income                                                               $46,683      $41,006
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                             2,139        2,264
    Amortization of intangibles                                              1,014          869
    Loan loss provision                                                      1,800        1,800
    Amortization of deferred net loan (cost)/fees                              117          396
    Decrease (increase) in interest income receivable                          362       (1,956)
    Decrease (increase) in other assets                                     57,823       (2,484)
    Increase (decrease) in income taxes payable                              2,978       (1,484)
    (Decrease) in interest expense payable                                    (382)        (132)
    (Decrease) increase in other liabilities                               (53,321)       3,060
    (Gain) loss on sales of investment securities                             (293)          18
    Writedown of equipment                                                     102          268
    Originations of loans for resale                                        (5,257)      (7,028)
    Proceeds from sale of loans originated for resale                        5,007        7,567
    Net gain on sale of property acquired
     in satisfaction of debt                                                    (9)        (107)
    Writedown on property acquired in satisfaction of debt                       0           34
    Impairment of investment securities                                          0        4,260
                                                                      --------------------------
Net Cash Provided by Operating Activities                                   58,763       48,351
                                                                      --------------------------
Investing Activities:
  Net cash obtained in mergers and acquisitions                                  0        5,368
  Net repayments of loans                                                   84,213       33,674
  Purchases of investment securities available for sale                   (499,669)    (777,488)
  Purchases of investment securities held to maturity                     (243,158)     (68,696)
  Purchases of property, plant and equipment                                (1,750)      (1,069)
  Proceeds from maturity of securities available for sale                  257,382      741,284
  Proceeds from maturity of securities held to maturity                     93,912       14,849
  Proceeds from sale of securities available for sale                       69,305          982
  Proceeds from sale of property and equipment                                 498          364
  Proceeds from property acquired in satisfaction of debt                      293          391
                                                                      --------------------------
Net Cash (Used In) Investing Activities                                   (238,974)     (50,341)
                                                                      --------------------------
Financing Activities:
  Net increase (decrease) in deposits                                      159,565       (2,762)
  Net increase (decrease) in short-term borrowings                          43,551      (33,001)
  Net increase in Federal Home Loan Bank advances                                0      100,000
  Repayments of notes payable                                               (3,214)      (3,214)
  Exercise of stock options/issuance of shares                               3,308        7,007
  Repurchases/retirement of stock                                          (28,129)     (46,712)
  Dividends paid                                                           (15,887)     (14,921)
                                                                      --------------------------
Net Cash Provided By Financing Activities                                  159,194        6,397
                                                                      --------------------------
Net (Decrease) Increase In Cash and Cash Equivalents                       (21,017)       4,407
                                                                      --------------------------
Cash and Cash Equivalents at Beginning of Period                           222,577      179,182
                                                                      --------------------------
Cash and Cash Equivalents at End of Period                                $201,560     $183,589
                                                                      ==========================

                                                                          For the six months
                                                                            ended June 30,
                                                                           2003         2002
                                                                      --------------------------
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other repossessed collateral                         $1,800         $375
  Unrealized gain on securities available for sale                          $6,849       $2,284

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                              14,764       20,564
  Income tax payments for the period                                        18,461       18,991
  Income tax benefit from stock option exercises                             1,887        1,938

The acquisition of Kerman State Bank
    involved the following:
  Common Stock issued                                                            0       14,620
  Liabilities assumed                                                            0       85,085
  Fair value of assets acquired, other than cash
    and cash equivalents                                                         0      (90,170)
  Core deposit intangible                                                        0       (2,500)
  Goodwill                                                                       0       (1,667)
  Net cash and cash equivalents received                                         0        5,368

See accompanying notes to consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2: Critical Accounting Policies

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

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and core deposit intangibles associated with purchase business combinations and, effective January 1, 2002, accounts for them in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer being amortized, but is periodically evaluated for impairment. During 2003, no impairment of goodwill has been recorded. Core deposit intangibles are amortized to their estimated residual values over their expected useful lives; such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. The Company determined that no such adjustments were required as of June 30, 2003.

The following table summarizes the Company's goodwill and core deposit intangible assets, which are included with interest receivable and other assets in the Consolidated Balance Sheets, as of January 1, 2003 and June 30, 2003 (dollars in thousands).

                                  January 1                              June 30
    (Dollar in Thousands)            2003     Additions   Reductions       2003
                                  -------------------------------------------------
    Goodwill                        $22,968           $0           $0      $22,968
    Accumulated Amortization        ($3,972)          $0           $0      ($3,972)
                                  -------------------------------------------------
    Net                             $18,996           $0           $0      $18,996
                                  =================================================
    Core Deposit Intangibles         $7,783           $0           $0       $7,783
    Accumulated Amortization        ($3,603)          $0         $414      ($4,017)
                                  -------------------------------------------------
    Net                              $4,180           $0         $414       $3,766
                                  =================================================

At June 30, 2003, the estimated aggregate amortization of intangibles, in thousand of dollars, for the remainder of 2003 and annually through 2008 is $329, $543, $469, $427, $427 and $427, respectively. The weighted average amortization period for core deposit intangibles is 8.5 years.


Note 4: Stock Options

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company accounts for its stock option plans using the intrinsic value method. Accordingly, compensation expense is recorded on the grant date only if the current price of the underlying stock exceeds the exercise price of the option. Had compensation cost been determined based on the fair value method established by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                               Three months ended         Six months ended
                                                    June 30,                  June 30,
                                            ----------------------------------------------------
                                                   2003         2002         2003         2002
                                            ----------------------------------------------------
                                                       (In thousands, except per share data)

Compensation cost based on fair
    value method, net of tax effect                 $589         $900       $1,178       $1,800

Net income:
    As reported                                  $23,671      $19,347      $46,683      $41,006
    Pro forma                                    $23,082      $18,447      $45,505      $39,206

Basic earnings per share:
    As reported                                    $0.72        $0.58        $1.41        $1.21
    Pro forma                                       0.70         0.55         1.38         1.16

Diluted earnings per share:
    As reported                                    $0.71        $0.57        $1.39        $1.19
    Pro forma                                       0.69         0.54         1.36         1.14


                                  WESTAMERICA BANCORPORATION
                                      Financial Summary
                        (dollars in thousands, except per share amounts)

                                               Three months ended        Six months ended
                                                   June 30,                  June 30,
                                            ----------------------------------------------------
                                                 2003        2002          2003        2002
                                            ----------------------------------------------------
Net Interest Income (FTE)                        $54,324      $53,096     $108,386     $105,808
Provision for loan losses                           (900)        (900)      (1,800)      (1,800)
Noninterest income:
  Noninterest income before securities            10,759       10,144       21,118       20,161
    gains (impairment)
  Securities gains (impairment)                      277       (4,260)         293       (4,278)
                                            ----------------------------------------------------
Total noninterest income                          11,036        5,884       21,411       15,883
Noninterest expense                              (25,476)     (25,909)     (51,011)     (51,602)
Provision for income taxes (FTE)                 (15,313)     (12,824)     (30,303)     (27,283)
                                            ----------------------------------------------------
Net income                                       $23,671      $19,347      $46,683      $41,006
                                            ====================================================
Average shares outstanding                        33,000       33,565       33,054       33,817
Diluted average shares outstanding                33,492       34,180       33,528       34,406
Shares outstanding at period end                  32,937       33,753       32,937       33,753

As Reported:
  Basic earnings per share                         $0.72        $0.58        $1.41        $1.21
  Diluted earnings per share                        0.71         0.57         1.39         1.19
  Return on assets                                  2.21%        1.97%        2.21%        2.11%
  Return on equity                                 29.27%       26.67%       29.44%       27.94%
  Net interest margin                               5.43%        5.82%        5.51%        5.84%
  Net loan losses to average loans                  0.15%        0.13%        0.16%        0.13%
  Efficiency ratio                                  39.0%        43.9%        39.3%        42.4%

Average Balances:
  Total assets                                $4,304,387   $3,933,274   $4,253,125   $3,922,167
  Earning assets                               4,007,049    3,659,033    3,956,535    3,645,189
  Total loans                                  2,375,491    2,448,546    2,399,754    2,459,768
  Total deposits                               3,370,433    3,226,951    3,338,681    3,216,834
  Shareholders' equity                           324,350      290,960      319,741      295,987

Balances at Period End:
  Total assets                                $4,564,692   $4,072,502
  Earning assets                               4,247,094    3,774,633
  Total loans                                  2,406,889    2,507,968
  Total deposits                               3,453,631    3,315,440
  Shareholders' equity                           357,311      320,373

Financial Ratios at Period End:
  Allowance for loan losses to loans                2.25%        2.17%
  Book value per share                            $10.85        $9.49
  Equity to assets                                  7.83%        7.87%
  Total capital to risk assets                     11.32%       10.65%

Dividends Paid Per Share                           $0.24        $0.22        $0.48        $0.44
Dividend Payout Ratio                                 34%          39%          34%          37%

The above financial summary has been derived from the Company's consolidated financial statements. This information should be read in conjunction with the consolidated financial statements, notes and the other information included elsewhere herein.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported second quarter 2003 net income of $23.7 million or diluted earnings per share of $0.71. These results compare with second quarter 2002 net income of $19.3 million or $0.57 per share. The 2002 period included expenses in connection with the Kerman State Bank ("KSB") acquisition of $240 thousand after-tax and a $2.5 million after-tax securities impairment charge.

On a year-to-date basis, the Company reported net income for the six months ended June 30, 2003 of $46.7 million or diluted earnings per share of $1.39, compared with $41.0 million or $1.19 per share for the same period of 2002.

Following is a summary of the components of fully taxable equivalent ("FTE") net income for the periods indicated (dollars in thousands):

                                               Three months ended        Six months ended
                                                   June 30,                  June 30,
                                            ----------------------------------------------------
                                                 2003          2002         2003        2002
                                            ----------------------------------------------------
Net interest income (FTE)                        $54,324      $53,096     $108,386     $105,808
Provision for loan losses                           (900)        (900)      (1,800)      (1,800)
Noninterest income:
  Noninterest income before securities            10,759       10,144       21,118       20,161
    gains (impairment)
  Securities gains (impairment)                      277       (4,260)         293       (4,278)
                                            ----------------------------------------------------
Total noninterest income                          11,036        5,884       21,411       15,883
Noninterest expense                              (25,476)     (25,909)     (51,011)     (51,602)
Provision for income taxes (FTE)                 (15,313)     (12,824)     (30,303)     (27,283)
                                            ----------------------------------------------------
Net income                                       $23,671      $19,347      $46,683      $41,006
                                            ====================================================

Net income for the second quarter of 2003 was $4.3 million or 22.3% more than the same quarter of 2002 primarily due to higher noninterest income (up $5.2 million or 87.6%) and improved net interest income (FTE). The increase in noninterest income was attributable to a securities impairment charge in 2002 and increased fee income. Improved net interest income (FTE) (up $1.2 million or 2.3%) was largely due to higher average earning assets (up $348.0 million), partially offset by a 39 basis point ("bp") decline in the net margin. Noninterest expense in 2003 declined $433 thousand or 1.7% mostly because of lower personnel costs. The 2002 compensation expense included
$400 thousand expense relating the KSB acquisition.

Comparing the first six months of 2003 to the prior year, net income rose $5.7 million (13.8%). Similar to the quarter-to-quarter comparison, the increase was primarily attributable to higher noninterest income (up $5.5 million or 34.8%) resulting from a securities impairment charge in 2002, increased fee income and improved net interest income (FTE) (up $2.6 million or 2.4%). The increase in net interest income was mostly caused by higher earning assets (up $311.3 million or 8.5%), partially reduced by a 33 bp net interest margin reduction. The $591 thousand or 1.1% decrease in noninterest expense was mainly due to lower personnel costs.


Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                               Three months ended           Six months ended
                                                     June 30,                  June 30,
                                            ----------------------------------------------------
                                                 2003        2002          2003        2002
                                            ----------------------------------------------------
Interest and fee income                          $56,599      $59,087     $113,724     $118,024
Interest expense                                  (7,409)     (10,229)     (15,146)     (20,649)
FTE adjustment                                     5,134        4,238        9,808        8,433
                                            ----------------------------------------------------
  Net interest income (FTE)                      $54,324      $53,096     $108,386     $105,808
                                            ====================================================
Average earning assets                        $4,007,049   $3,659,033   $3,956,535   $3,645,189

Net interest margin (FTE)                           5.43%        5.82%        5.51%        5.84%


The Company's primary source of revenue is net interest income, or the difference between interest income earned on earning assets and interest expense paid on interest-bearing liabilities. Net interest income (FTE) during the second quarter of 2003 increased $1.2 million (2.3%) from the same period in 2002 to $54.3 million. The increase was mainly attributable to a $348.0 million increase in average earning assets, the volume component, partly reduced by the effect of the lower margin earned on those assets, the rate component. The decrease in the net interest margin was the net effect of a 77 bp drop in the asset yield, which was partially offset by a 38 bp decline in the cost of funds.

Comparing the first six months of 2003 with the prior year, net interest income (FTE) increased $2.6 million or 2.4%. The increase was caused by the higher earning assets (up $311.3 million), partially offset by the effect of declining yields on earning assets. The margin reduction was the result of a 70 bp decrease in the asset yield combined with a 37 bp decline in the cost of funds.


Interest and Fee Income

Interest & fee income (FTE) for the second quarter of 2003 decreased $1.6 million (2.5%) from the same period in 2002. The decline was the net effect of higher average earning assets in 2003, more than offset by lower yields earned on those assets. Average earning assets grew $348.0 million (9.5%). The earning asset growth was led by expansion in the investment portfolio of $421.5 million as follows: mortgage backed securities and collateralized mortgage obligations (up $307.2 million), US Agency obligations (up $211.5 million) and municipal securities (up $119.2 million). Offsetting the increase were declines in U.S. Treasury securities (down $116.6 million) and other securities (down $99.8 million). A portion of the growth in the investment portfolio was offset by a $73.1 million reduction in loans including commercial real estate loans (down $62.6 million), commercial loans (down $22.6 million), construction loans (down $17.3 million) and direct consumer loans (down $14.2 million). The notable exceptions were increases in indirect consumer loans (up $28.0 million) and residential real estate loans (up $14.8 million).

The average yield on the Company's earning assets decreased for the quarter from 6.94% in 2002 to 6.17% in 2003 (down 77 bp). This downward trend in yields was reflective of general interest rate markets during 2002 and into 2003, as evident in residential real estate loans (120 bp decline in yield), indirect consumer loans (117 bp decline) and commercial loans (31 bp decline). The average interest rate on commercial real estate loans declined by 30 bp; however, the effective yield on those loans rose by 5 bp due to higher prepayment fees. As a result, the loan portfolio yield decreased 54 bp. The investment portfolio yield declined 83 bp, the net result of declines in U.S. Treasury securities (down 188 bp), mortgage backed securities and collateralized mortgage obligations (down 143 bp), U.S. Agency obligations (down 139 bp) and municipal securities (down 30 bp), partially offset by a 155 bp increase in other securities, which was caused by an FTE adjustment to other securities.

Comparing the first half of 2003 to 2002, interest and fee income (FTE) decreased by $2.9 million (2.3%). The decline was due to the combined effect of a higher volume of earning assets and the impact of lower yields. The positive volume component was caused by a $311.3 million (8.5%) increase in average earning assets, including mortgage backed securities and collateralized mortgage obligations (up $269.3 million or 338.9%), U.S. Agency obligations (up $213.2 million or 97.3%), municipal securities (up $95.5 million or 21.4%), and indirect consumer loans (up $40.3 million or 10.6%). Offsetting the growth were declines in U.S. Treasury securities (down $122.2 million or 91.0%), other securities (down $84.2 million or 27.5%), commercial real estate loans (down $50.7 million or 5.2%), commercial loans (down $20.7 million or 3.5%), construction loans (down $19.1 million or 29.4%) and direct consumer loans (down $14.4 million or 34.6%).

The average yield on earning assets for the first six months of 2003 was 6.28% compared to 6.98% in 2002. All earning asset yields fell except for an 88 bp increase in other securities due to the above-mentioned FTE adjustment to other securities. The yield on residential real estate loans was down 116 bp, indirect consumer loan yields also declined 115 bp and the yield on commercial loans decreased 29 bp. The yield on commercial real estate loans increased by 3 bp, the net result of higher prepayment fees, partially offset by a 24 bp decrease in the average interest rate on those loans. As a result, the composite loan yield declined 63 bp. The investment portfolio yield decreased 80 bp, affected primarily by lower yields on U.S. Treasury securities (down 162 bp), mortgage backed securities and collateralized mortgage obligations (down 141 bp), U.S. Agency obligations (down 133 bp) and municipal securities (down 30 bp).


Interest Expense

Interest expense decreased $2.8 million (27.6%) in the second quarter of 2003 compared to the year-ago period. The decrease resulted from a drop in the average rate paid on interest-bearing liabilities from 1.60% in 2002 to 1.05% in 2003. The average rate on bankers money fund dropped 88 bp, rates on CDs over $100 thousand declined an average of 113 bp, rates on retail CDs declined 78 bp, and rates on money market savings accounts were lowered 62 bp.

The effect of a $255.7 million (10.0%) increase in average interest-bearing liabilities in the second quarter caused an increase in volume-related expense and partially offset the above-mentioned rate-related decline in interest expense. Short-term borrowings rose by $155.6 million and Federal Home Loan Bank ("FHLB") advances also increased by $38.2 million. Interest bearing deposits rose by $65.1 million, the net result of increases in money market savings (up $99.6 million), CDs over $100 thousand (up $28.1 million) money market checking (up $27.5 million) and regular savings (up $24.3 million), partially reduced by decreases in preferred money market savings (down $79.1 million) and retail CDs (down
$24.6 million).

During the first half of 2003, interest expense decreased $5.5 million (26.7%) from 2002, again due to a lower average rate paid on interest-bearing liabilities (1.09% in the first half of 2003 compared with 1.62% in 2002). All deposit categories declined including money market savings (from 1.45% in the first six months of 2002 to 0.85% in the same period of 2003), CDs over $100 thousand (from 2.48% to 1.52%) and retail CDs with maturities varying from 1 month to over 3 years (from 2.64% to 1.84%). Interest rates on short-term borrowings declined from 1.61% to 1.00%.

Interest-bearing liabilities grew $212.6 million or 8.3% for the six months ended June 30, 2003 and caused a volume-related increase in interest expense, which partially offset the rate-related decline in interest expense. Increases in money market savings (up $105.0 million), short-term borrowings (up $124.3 million) and Federal Home Loan Bank advances (up $61.0 million) were partially offset by declines in preferred money market (down $66.7 million) and CDs over $100 thousand (down $29.6 million).

In all periods, the Company has continuously attempted to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the effect of adverse cyclical trends.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

                                               Three months ended          Six months ended
                                                    June 30,                   June 30,
                                            ----------------------------------------------------
                                                 2003        2002          2003        2002
                                            ----------------------------------------------------
Yield on earning assets                             6.17%        6.94%        6.28%        6.98%
Rate paid on interest-bearing
  liabilities                                       1.05%        1.60%        1.09%        1.62%
                                            ----------------------------------------------------
  Net interest spread                               5.12%        5.34%        5.19%        5.36%

Impact of all other net
  noninterest bearing funds                         0.31%        0.48%        0.32%        0.48%
                                            ----------------------------------------------------
    Net interest margin                             5.43%        5.82%        5.51%        5.84%
                                            ====================================================

During the second quarter of 2003, net interest margin fell 39 bp compared to the same period in 2002. Yields on earnings assets declined faster than rates paid on interest-bearing liabilities, resulting in a 22 bp decline in net interest spread. The unfavorable impact of lower rates earned on loans and the investment portfolio, triggered by market trends, was partially mitigated by decreases in rates paid on deposits and short-term funds. The decline in the net interest spread was further widened by the lower value of noninterest bearing funding sources. While the average balance of these sources increased $41 million or 6%, their value decreased 17 bp because of the lower market rates of interest at which they could be invested.

Similarly, on a year-to-date basis, the net interest margin decreased 33 bp when compared to the same period in 2002. Earning asset yields decreased 70 bp and the cost of interest-bearing liabilities fell by 53 bp, resulting in a 17 bp decline in the interest spread. Noninterest bearing funding sources increased $64 million or 9% and because of lower market rates of interest their margin contribution decreased by 16 bp, with their value decreasing to 32 bp.

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

                                                                For the three months ended
                                                                     June 30, 2003
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                               $633           $2         1.26%
Investment securities:
  Available for sale
    Taxable                                                   778,908        8,254         4.24%
    Tax-exempt                                                306,094        5,839         7.63%
  Held to maturity
    Taxable                                                   252,332        1,673         2.65%
    Tax-exempt                                                293,591        5,300         7.22%
Loans:
  Commercial
    Taxable                                                   367,588        5,366         5.86%
    Tax-exempt                                                203,231        3,635         7.17%
  Commercial real estate                                      915,817       18,419         8.07%
  Real estate construction                                     42,243          791         7.51%
  Real estate residential                                     338,462        4,458         5.27%
  Consumer                                                    508,150        7,996         6.31%
                                                         --------------------------
    Total loans                                             2,375,491       40,665         6.86%
                                                         --------------------------
    Total earning assets                                    4,007,049       61,733         6.17%
Other assets                                                  297,338
                                                         -------------
    Total assets                                           $4,304,387
                                                         =============
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                               $1,130,608          $--           --
  Savings and interest-bearing
    transaction                                             1,537,163        1,773         0.46%
  Time less than $100,000                                     311,932        1,343         1.73%
  Time $100,000 or more                                       390,730        1,354         1.38%
                                                         --------------------------
     Total interest-bearing deposits                        2,239,825        4,470         0.80%
Short-term borrowed funds                                     382,677          962         1.00%
Federal Home Loan Bank advance                                170,000        1,592         3.72%
Debt financing and notes payable                               21,393          385         7.16%
                                                         --------------------------
    Total interest-bearing liabilities                      2,813,895        7,409         1.05%

Other liabilities                                              35,534
Shareholders' equity                                          324,350
                                                         -------------
    Total liabilities and shareholders' equity             $4,304,387
                                                         =============
Net interest spread (1)                                                                    5.12%

Net interest income and interest margin (2)                                $54,324         5.43%
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


                                                               For the three months ended
                                                                      June 30, 2002
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                             $1,037           $4         1.54%
Investment securities:
  Available for sale
    Taxable                                                   667,372        8,350         5.00%
    Tax-exempt                                                306,419        5,610         7.32%
  Held to maturity
    Taxable                                                    77,340        1,073         5.55%
    Tax-exempt                                                158,319        3,121         7.89%
Loans:
  Commercial
    Taxable                                                   395,215        6,043         6.13%
    Tax-exempt                                                198,205        3,746         7.63%
  Commercial real estate                                      978,395       19,936         8.02%
  Real estate construction                                     59,573        1,105         7.31%
  Real estate residential                                     323,563        5,235         6.47%
  Consumer                                                    493,595        9,102         7.40%
                                                         --------------------------
    Total loans                                             2,448,546       45,167         7.40%
                                                         --------------------------
    Total earning assets                                    3,659,033       63,325         6.94%
Other assets                                                  274,241
                                                         -------------
    Total assets                                           $3,933,274
                                                         =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                               $1,052,252          $--           --
  Savings and interest-bearing
    transaction                                             1,468,404        3,230         0.88%
  Time less than $100,000                                     369,762        1,817         2.31%
  Time $100,000 or more                                       336,534        2,598         2.79%
                                                         --------------------------
    Total interest-bearing deposits                         2,174,700        7,645         1.41%
Short-term borrowed funds                                     227,098          895         1.57%
Federal Home Loan Bank advance                                131,770        1,247         3.72%
Debt financing and notes payable                               24,607          442         7.18%
                                                         ---------------------------------------
     Total interest-bearing liabilities                     2,558,175       10,229         1.60%

Other liabilities                                              31,887
Shareholders' equity                                          290,960
                                                         -------------
    Total liabilities and shareholders' equity             $3,933,274
                                                         =============
Net interest spread (1)                                                                    5.34%

Net interest income and interest margin (2)                                $53,096         5.82%
                                                                      ==========================

                                                                For the six months ended
                                                                      June 30, 2003
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                               $633           $5         1.58%
Investment securities:
  Available for sale
    Taxable                                                   731,165       15,957         4.36%
    Tax-exempt                                                304,501       11,545         7.58%
  Held to maturity
    Taxable                                                   260,263        4,185         3.22%
    Tax-exempt                                                260,219        9,469         7.28%
Loans:
  Commercial
    Taxable                                                   368,184       10,588         5.80%
    Tax-exempt                                                202,912        7,405         7.36%
  Commercial real estate                                      931,046       37,156         8.05%
  Real estate construction                                     45,999        1,677         7.35%
  Real estate residential                                     334,253        9,028         5.40%
  Consumer                                                    517,360       16,517         6.44%
                                                         --------------------------
    Total loans                                             2,399,754       82,371         6.78%
                                                         --------------------------
    Total earning assets                                    3,956,535      123,532         6.28%
Other assets                                                  296,590
                                                         -------------
    Total assets                                           $4,253,125
                                                         =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                               $1,124,087          $--           --
  Savings and interest-bearing
    transaction                                             1,529,851        3,724         0.49%
  Time less than $100,000                                     314,988        2,869         1.84%
  Time $100,000 or more                                       369,755        2,785         1.52%
                                                         --------------------------
    Total interest-bearing deposits                         2,214,594        9,378         0.85%
Short-term borrowed funds                                     365,578        1,812         1.00%
Federal Home Loan Bank advance                                170,000        3,167         3.76%
Debt financing and notes payable                               21,911          789         7.26%
                                                         --------------------------
     Total interest-bearing liabilities                     2,772,083       15,146         1.09%
Other liabilities                                              37,214
Shareholders' equity                                          319,741
                                                         -------------
    Total liabilities and shareholders' equity             $4,253,125
                                                         =============
Net interest spread (1)                                                                    5.19%

Net interest income and interest margin (2)                               $108,386         5.51%
                                                                      ==========================

                                                                For the six months ended
                                                                     June 30, 2002
                                                         ---------------------------------------
                                                                        Interest       Rates
                                                            Average      Income/      Earned/
                                                            Balance      Expense       Paid
                                                         ---------------------------------------
Assets:
Money market assets and funds sold                               $785           $4         1.02%
Investment securities:
  Available for sale
    Taxable                                                   650,568       16,632         5.11%
    Tax-exempt                                                311,864       11,440         7.34%
  Held to maturity
    Taxable                                                    72,528        2,042         5.63%
    Tax-exempt                                                149,676        5,925         7.92%
Loans:
  Commercial
    Taxable                                                   396,114       12,069         6.14%
    Tax-exempt                                                195,701        7,466         7.69%
  Commercial real estate                                      981,710       39,506         8.02%
  Real estate construction                                     65,148        2,407         7.24%
  Real estate residential                                     329,748       10,808         6.56%
  Consumer                                                    491,347       18,158         7.45%
                                                         --------------------------
    Total loans                                             2,459,768       90,414         7.41%
                                                         --------------------------
    Total earning assets                                    3,645,189      126,457         6.98%
Other assets                                                  276,978
                                                         -------------
    Total assets                                           $3,922,167
                                                         =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                               $1,032,835          $--           --
  Savings and interest-bearing
    transaction                                             1,441,206        6,379         0.89%
  Time less than $100,000                                     343,459        4,501         2.64%
  Time $100,000 or more                                       399,334        4,906         2.48%
                                                         --------------------------
    Total interest-bearing deposits                         2,183,999       15,786         1.46%
Short-term borrowed funds                                     241,325        1,921         1.61%
Federal Home Loan Bank advance                                108,977        2,039         3.72%
Debt financing and notes payable                               25,143          903         7.18%
                                                         --------------------------
     Total interest-bearing liabilities                     2,559,444       20,649         1.62%
Other liabilities                                              33,901
Shareholders' equity                                          295,987
                                                         -------------
    Total liabilities and shareholders' equity             $3,922,167
                                                         =============
Net interest spread (1)                                                                    5.36%

Net interest income and interest margin (2)                               $105,808         5.84%
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

                                                            Three months ended June 30, 2003
                                                               compared with three months
                                                                   ended June 30, 2002
                                                         ---------------------------------------
                                                            Volume        Rate         Total
                                                         ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                ($1)         ($1)         ($2)
Investment securities:
  Available for sale
    Taxable                                                     1,284       (1,380)         (96)
    Tax-exempt                                                    ($6)         235          229
  Held to maturity
    Taxable                                                    $1,398         (798)         600
    Tax-exempt                                                 $2,462         (283)       2,179
Loans:
  Commercial
    Taxable                                                     ($411)        (266)        (677)
    Tax-exempt                                                    $93         (204)        (111)
  Commercial real estate                                      ($1,261)        (256)      (1,517)
  Real estate construction                                       (324)          10         (314)
  Real estate residential                                         231       (1,008)        (778)
  Consumer                                                        262       (1,368)      (1,105)
                                                         ---------------------------------------
    Total loans                                                (1,410)      (3,092)      (4,502)
                                                         ---------------------------------------
    Total earning assets                                        3,727       (5,319)      (1,592)
                                                         ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                   145       (1,602)      (1,457)
  Time less than $100,000                                        (263)        (211)        (474)
  Time $100,000 or more                                           364       (1,608)      (1,244)
                                                         ---------------------------------------
     Total interest-bearing deposits                              246       (3,421)      (3,175)
                                                         ---------------------------------------
Short-term borrowed funds                                         468         (401)          67
Federal Home Loan Bank advance                                    361          (16)         345
Debt financing and notes payable                                  (57)           0          (57)
                                                         ---------------------------------------
    Total interest-bearing liabilities                          1,018       (3,838)      (2,820)
                                                         ---------------------------------------
Increase in Net Interest Income                                $2,709      ($1,481)      $1,228
                                                         =======================================


                                                             Six months ended June 30, 2003
                                                                compared with six months
                                                                  ended June 30, 2002
                                                         ---------------------------------------
                                                            Volume        Rate         Total
                                                         ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                 (1)           2           $1
Investment securities:
  Available for sale
    Taxable                                                     1,922       (2,597)        (675)
    Tax-exempt                                                   (274)         379          105
  Held to maturity
    Taxable                                                     3,341       (1,198)       2,143
    Tax-exempt                                                  4,057         (513)       3,544
Loans:
  Commercial
    Taxable                                                      (824)        (657)      (1,481)
    Tax-exempt                                                    270         (331)         (61)
  Commercial real estate                                       (2,024)        (326)      (2,350)
  Real estate construction                                       (699)         (31)        (730)
  Real estate residential                                         144       (1,924)      (1,780)
  Consumer                                                        925       (2,566)      (1,641)
                                                         ---------------------------------------
    Total loans                                                (2,208)      (5,835)      (8,043)
                                                         ---------------------------------------
    Total earning assets                                        6,837       (9,762)      (2,925)
                                                         ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                   371       (3,026)      (2,656)
  Time less than $100,000                                        (349)      (1,283)      (1,632)
  Time $100,000 or more                                          (341)      (1,780)      (2,121)
                                                         ---------------------------------------
     Total interest-bearing deposits                             (319)      (6,089)      (6,409)
                                                         ---------------------------------------
Short-term borrowed funds                                         774         (883)        (108)
Federal Home Loan Bank advance                                  1,137           (9)       1,128
Debt financing and notes payable                                 (116)           2         (114)
                                                         ---------------------------------------
    Total interest-bearing liabilities                          1,476       (6,979)      (5,503)
                                                         ---------------------------------------
Increase in Net Interest Income                                $5,361      ($2,783)      $2,578
                                                         =======================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $900 thousand for loan losses in the second quarter of 2003 and 2002. Additionally, $2.1 million of reserves were acquired from Kerman State Bank in the second quarter of 2002. For the first six months of 2002 and 2003, $1.8 million was provided in each period. For further information regarding net credit losses and the allowance for loan losses, see the "Classified
Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                               Three months ended            Six months ended
                                                    June 30,                     June 30,
                                            ----------------------------------------------------
                                                 2003         2002          2003          2002
                                            ----------------------------------------------------
  Service charges on deposit accounts             $6,648       $5,967      $13,073      $11,969
  Merchant credit card                               900          963        1,762        1,868
  ATM fees and interchange                           601          617        1,161        1,134
  Debit card fees                                    563          461        1,057          867
  Other service fees                                 380          357          749          710
  Mortgage banking income                            301          217          527          404
  Trust fees                                         277          243          516          554
  Financial services commissions                     210          425          418          764
  Other noninterest income                           879          894        1,855        1,891
Total noninterest income before             ----------------------------------------------------
  securities gains (impairment)                   10,759       10,144       21,118       20,161
                                            ----------------------------------------------------
  Securities gains (impairment)                      277       (4,260)         293       (4,278)
                                            ----------------------------------------------------
Total noninterest income                         $11,036       $5,884      $21,411      $15,883
                                            ====================================================

Noninterest income for the second quarter of 2003 was $11.0 million, up $5.2 million or 87.6%, primarily due to a $4.3 million securities impairment charge in 2002, $277 thousand in securities gains in 2003 and increased fee income in 2003. Excluding the impairment charge, the largest factor contributing to higher income was service charges on deposits (up $681 thousand) mainly resulting from a new debit card overdraft program introduced in January of 2003. The second largest factor was a $102 thousand increase in debit card fees. Partially offsetting the increase was a $215 thousand decline in financial services commissions which was caused by lower sales of fixed annuities, mutual funds and life insurance.

Noninterest income for the first half of 2003 was $21.4 million, up $5.5 million or 34.8% from 2002, again mainly due to the 2002 securities impairment charge and growth in fee income. Similar to the quarter-to-quarter comparison, the primary contributing factor was service charges on deposits (up $1.1 million) due to repricing of retail checking services and a new debit card overdraft program. The secondary factor was a $190 thousand growth in debit card fees due to increased usage. Mortgage banking income rose $123 thousand primarily due to higher net gains on the sales of mortgage loans ($167 million in the first half of 2003 compared with $53 million in the same period in
2002). A $346 thousand decline in financial services commissions due to lower sales of fixed annuities, mutual funds and life insurance and a $106 thousand decline in merchant credit card income due to higher interchange expense partially offset the increase in noninterest income.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                                 Three months ended        Six months ended
                                                      June 30,                  June 30,
                                            ----------------------------------------------------
                                                 2003         2002          2003         2002
                                            ----------------------------------------------------
Salaries and related benefits                    $13,598      $14,281      $27,296      $28,143
Occupancy                                          3,044        2,898        6,039        5,829
Equipment                                          1,381        1,425        2,755        2,859
Data processing services                           1,518        1,516        3,077        3,015
Courier service                                      926          916        1,855        1,805
Telephone                                            423          421          848          830
Postage                                              401          397          821          802
Professional fees                                    457          443          870          815
Merchant credit card                                 316          347          658          687
Stationery and supplies                              308          373          626          718
Advertising/public relations                         311          290          532          579
Employee recruiting                                   68           71          110          181
Loan expense                                         380          360          656          693
Operational losses                                   228          191          401          422
Repossessed collateral expense                         1            1            2           50
Amortization of deposit intangibles                  165          201          414          402
Other noninterest expense                          1,951        1,778        4,051        3,772
                                            ----------------------------------------------------
Total                                            $25,476      $25,909      $51,011      $51,602
                                            ====================================================
Average full time equivalent staff                 1,033        1,078        1,040        1,079

Noninterest expense to revenues (FTE)              38.98%       43.93%       39.30%       42.40%


Noninterest expense for the second quarter of 2003 was $25.5 million, $433 thousand lower than in 2002. The largest decline was in salaries and related benefits, which were down $683 thousand (4.8%), primarily due to a $569 thousand decrease in salaries as a result of a decline in the number of full time equivalent ("FTE") employees. Also, the prior year period included $366 thousand severance pay relating to the KSB acquisition. Offsetting the decline was a $146 thousand increase in occupancy expense, the net result of higher utilities, partially offset by lower costs for building maintenance and lower sublease income.

Noninterest expense was $51.0 million for the first half of 2003, which was $591 thousand or 1.1% less than 2002. The largest decrease was salaries and related benefits (down $847 thousand or 3.0%) as a result of declines in salaries (down $581 thousand) due to a fewer number of FTE employees. Additionally, the 2002 period included the above-mentioned severance costs. Equipment expense fell by $104 thousand (3.6%) from 2002 primarily due to lower depreciation. An increase in employee benefits
(up $219 thousand), resulting from higher costs for workers compensation, insurance and retirement plans, partially reduced the decrease.


Provision for Income Tax

During the second quarter of 2003, the Company recorded income tax provision of $10.2 million, $1.6 million (18.6%) higher than the second quarter of 2002; on a year-to-date basis, income tax provision was $20.5 million for 2003 compared to $18.9 million for 2002. The current quarter provision represents an effective tax rate of 30.1 percent, compared to
30.7 percent for the second quarter of 2002; for the first six months of 2003, the effective tax rate was 30.5 percent, compared to 31.5 percent recorded in 2002. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, particularly higher revenues recognized from state and municipal securities and tax credits generated from low-income housing investments.

Classified Loans

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets into less risky investments. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified" category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Repossessed collateral is recorded at the lower of cost or market.

The following is a summary of classified loans and repossessed collateral on the dates indicated (dollars in thousands):

                                                                           At
                                                   At June 30,          December 31,
                                            --------------------------
                                                 2003         2002          2002
                                            ---------------------------------------
Classified loans                                 $27,324      $30,029      $34,001
Repossessed collateral                             1,888          473          381
                                            ---------------------------------------
Classified loans and repossessed collateral      $29,212      $30,502      $34,382
                                            =======================================
Allowance for loan losses /
 classified loans                                    198%         181%         159%


Classified loans at June 30, 2003, decreased $2.7 million (9.0%) from June 30, 2002, reflecting the effectiveness of the Company's high underwriting standards and active workout policies. Repossessed collateral increased $1.4 million (299.2%) from June 30, 2002, due to six new foreclosures on loans with collateral recorded at $1.8 million, partially offset by sales and writedowns of properties acquired in satisfaction of debt. The $6.7 million (19.6%) decrease in classified loans from December 31, 2002, was due to payoffs, upgrades, chargeoffs and transfers to repossessed collateral, partly offset by new downgrades. The $1.5 million (395.5%) increase in repossessed collateral from December 31, 2002, was primarily due to six new foreclosures valued at $1.8 million, partially offset by sales of three foreclosed properties recorded at $293 thousand.


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

The following is a summary of nonperforming loans and repossessed collateral on the dates indicated (dollars in thousands):

                                                                           At
                                                    At June 30,       December 31,
                                            --------------------------
                                                  2003         2002         2002
                                            ---------------------------------------
Performing nonaccrual loans                       $1,353       $3,279       $3,464
Nonperforming, nonaccrual loans                    5,484        6,980        5,717
                                            ---------------------------------------
   Total nonaccrual loans                          6,837       10,259        9,181

Loans 90 days past due and
  still accruing                                     386          189          738
                                            ---------------------------------------
  Total nonperforming loans                        7,223       10,448        9,919

Repossessed collateral                             1,888          473          381
                                            ---------------------------------------
 Total nonperforming loans and
    repossessed collateral                        $9,111      $10,921      $10,300
                                            =======================================
Allowance for loan losses /
  nonperforming loans                                750%         520%         547%


Performing nonaccrual loans at June 30, 2003 fell $1.9 million (58.7%) from the same period in the previous year and $2.1 million (60.9%) from December 31, 2002. The decrease from both periods was due to payoffs, chargeoffs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual, offset by new loans placed on performing nonaccrual.

Nonperforming nonaccrual loans at June 30, 2003 decreased $1.5 million (21.4%) from the same period a year ago and $233 thousand (4.1%) from year-end, 2002. The decreases resulted from loans being returned to full-accrual status, transfers to repossessed collateral or being charged off or paid off, partially offset by loans being added to nonperforming nonaccrual.

Changes in repossessed collateral are discussed above.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and six month periods ended June 30, 2003, if all such loans had performed in accordance with their original terms, was $142 thousand and $305 thousand, respectively, compared to $107 thousand and $240 thousand, respectively, for the second quarter and the first half of 2002.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2003, totaled $146 thousand and $217 thousand, respectively, compared to $156 thousand and $326 thousand, respectively, for the comparable periods in 2002. These cash payments represent annualized yields of 7.35% and 5.22%, respectively, for the second quarter and the first six months of 2003 compared to 8.40% and 8.89%, respectively, for the second quarter and the first half of 2002.

Total cash payments received during the second quarter of 2003 which were applied against the book balance of nonaccrual loans outstanding at June 30, 2003, totaled approximately $74 thousand. Cash payments received totaled $259 thousand for the six months ended June 30, 2003.

The overall credit quality of the loan portfolio continues to be strong; however, total nonperforming assets could fluctuate from period to period. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain the level of nonperforming assets; however, the Company can give no assurance that additional increases in nonaccrual loans will not occur in the future.


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.

A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on relevant economic conditions and available data, including unemployment statistics, commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding.

Management considers the $54.2 million allowance for loan losses, which constituted 2.25% of total loans at June 30, 2003, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                                Three months ended         Six months ended
                                                    June 30,                   June 30,
                                            ----------------------------------------------------
                                                 2003        2002          2003        2002
                                            ----------------------------------------------------
Balance, beginning of period                     $54,154      $52,147      $54,227      $52,086

Loan loss provision                                  900          900        1,800        1,800

Loans charged off                                 (1,841)      (1,353)      (3,869)      (2,997)
Recoveries of previously
   charged off loans                                 946          580        2,001        1,386
                                            ----------------------------------------------------
  Net credit losses                                 (895)        (773)      (1,868)      (1,611)
                                            ----------------------------------------------------
Acquired from Kerman State Bank                        0        2,050            0        2,050

Balance, end of period                           $54,159      $54,324      $54,159      $54,325
                                            ====================================================
Allowance for loan losses /
 loans outstanding                                  2.25%        2.17%


Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk. The Company actively solicits loans and transaction deposit accounts. Asset and liability management techniques include adjusting the duration, liquidity, volume, rates and yields, and other attributes of its investment portfolio, time deposits, and other funding sources to achieve Company objectives.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising rate scenario where the Fed Funds rate is made to rise evenly by 100 bp and 200 bp, and a falling rate scenario of 50 bp over the 12-month forecast interval triggering a response in the other forecasted rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 2003 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At June 30, 2003, investment securities available for sale totaled $1.25 billion, representing an increase of $264.9 million from June 30, 2002. In addition, at June 30, 2003, the Company had customary lines for overnight borrowings from other financial institutions totaling $660 million and a $20 million line of credit, under which $500 thousand was outstanding at June 30, 2003. Additionally, as a member of the Federal Reserve System, the Company has the ability to borrow from the Federal Reserve. The Company may also borrow from the FHLB which it collateralizes with its residential real estate loans and securities. At June 30, 2003, the Company had excess collateral providing available borrowing capacity from the FHLB of approximately $65 million.

Since January 1, 2000, the Company has reduced its long-term debt by $16.9 million, reducing its debt-to-equity ratio from 14% at January 1, 2000 to 6% at June 30, 2003. The Company's long-term debt rating from Fitch Ratings was raised from A- to A, with a stable outlook, in June 2003. Management is confident the Company could access additional long-term debt financing if desired.

In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 2003 and 2002 generated substantial cash flows, which are included in the totals provided from operations of $59.1 million and $48.3 million, respectively. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks.

During the first six months of 2003 financing activities provided $159.2 million in cash. This amount includes cash outflows related to the Company's stock repurchase programs and dividends paid to shareholders of $28.1 million and $15.9 million, respectively, more than offset by $159.6 million proceeds from an increase in deposits and $43.6 million proceeds from short-term borrowings.

During the first six months of 2002 financing activities provided $6.4 million in cash. This amount includes cash outflows related to the Company's stock repurchase programs and dividends paid to shareholders of $46.7 million and $14.9 million, respectively, more than offset by $67.0 million net proceeds from FHLB advances and short-term borrowings.

The Company had net cash outflows in its investing activities during both six month periods ended June 30. In 2003, purchases net of sales and maturities of investment securities were $322.5 million, which was in part offset by net repayments of loans of $84.1 million. The investment securities portfolio increase was generally financed by a $159.6 million increase in deposits, and a $43.6 million increase in short-term borrowings.

During the first six months of 2002 the Company had net cash outflows in its investing activities. Purchases net of sales and maturities of investment securities were $89.1 million and were partially offset by net repayments of loans of $33.7 million and $5.4 million cash obtained in the KSB acquisition, resulting in net cash used of $50.3 million. The investment securities portfolio increase was primarily financed by $100 million in FHLB advances.


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases shares of its common stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased 689 thousand and 1.1 million shares during the first six months of 2003 and 2002, respectively.

The Company's primary capital resource is shareholders' equity, which was $357.3 million at June 30, 2003. This amount represents an increase of $15.8 million (4.6%) from December 31, 2002, the net result of the issuance of stock ($6.3 million) and comprehensive income for the period ($53.5 million), partially offset by share repurchases ($28.1 million) and dividends paid ($15.9 million). Due to the net effect of an increase in equity capital combined with earnings asset growth the Company's ratio of equity to total assets declined slightly to 7.83% at June 30, 2003, from 7.87% a year ago. The equity to assets ratio was 8.08% at December 31, 2002.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                                              At
                                          At June 30,    December 31,    Minimum
                                  -----------------------              Regulatory
                                       2003         2002         2002  Requirement
                                  -------------------------------------------------
Tier I Capital                        10.06%        9.31%        9.71%        4.00%
Total Capital                         11.32%       10.65%       10.97%        8.00%
Leverage ratio                         7.17%        7.25%        7.27%        4.00%


The risk-based capital ratio increased at June 30, 2003, compared to the prior year primarily due to an increase in shareholders' equity as a result of increased net income, partially offset by the Company's common stock repurchases and dividends paid to shareholders. The risk-based capital ratio increased at June 30, 2003 from December 31, 2002 primarily due to the combination of an increase in shareholders' equity as a result of increased net income and a reduction in risk-weighted assets.


New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46, which clarifies the application of Accounting
Research Bulletin ("ARB") 51, consolidated financial statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003.
Given the nature of the Company's operations, management does not expect this Interpretation to have a significant impact on the consolidated financial statements.

In April 2003, the FASB issued Statement NO. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification of certain terms and investment characteristics identified in Statement 133. Statement 149 is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of the Statement to have a material impact on the consolidated financial statements.

In May 2003, the FASB issued Statement No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Given the nature of the Company's liability and equity instruments, management does not expect this Statement to have a material impact to the consolidated financial statements upon adoption of the Statement on July 1, 2003.


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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, as of June 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

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

        None

    Item 3 - Defaults upon Senior Securities

        None

    Item 4 - Submission of Matters to a Vote of Security Holders

        Proxies for the Annual Meeting of shareholders held on April 24, 2003, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 27,676,414 shares of the Common Stock of the Company, out of 33,200,486 shares outstanding, were present, in person or by proxy, at the meeting. With the exception of item No.2, below, there were no "broker non-votes" on the following matters because they were considered "routine" and therefore, on those matters, brokers were able to vote shares for which no direction was provided by the beneficial owner. The following matters were submitted to a vote of the shareholders:

        1. - Election of directors:
                                                 For         Withheld
                                              ----------     --------
              Etta Allen                      27,009,072      667,342
              Louis E. Bartolini              27,331,925      344,489
              Arthur C. Latno, Jr.            26,971,735      704,679
              Patrick D. Lynch                26,923,332      753,082
              Catherine C. MacMillan          27,437,511      238,903
              Patrick J. Mon Pere             27,413,299      263,115
              Ronald A. Nelson                27,147,009      529,405
              Carl R. Otto                    27,446,116      230,298
              David L. Payne                  27,481,922      194,462
              Edward B. Sylvester             27,484,562      191,852

          Shareholders were to cast their vote for or to withhold their vote.


        2. - Ratification of amendment of stock option plan.
             A proposal to ratify the Amended and Restated Stock Option Plan of 1995.

                                  For     :   17,417,508
                                  Against :    9,792,204
                                  Abstain :      437,200
                                  Non-vote:       29,500

        3. - Ratification of independent certified public accountant firm. A proposal to ratify the selection of KPMG LLP as independent certified public accountants for the Company for 2003.

                                  For     :   26,472,582
                                  Against :      971,320
                                  Abstain :      232,512

    Item 5 - Other Information

        None

    Item 6 - Exhibits and Reports on Form 8-K

           (a)    Exhibit 11: Computation of Earnings Per Share on Common
                              and Common Equivalent Shares and on Common
                              Shares Assuming Full Dilution

                  Exhibit 31.1:  Certification of Chief Executive
                                 Officer pursuant to Securities
                                 Exchange Act Rule 13a-(14)(a)

                  Exhibit 31.2:  Certification of Chief Financial
                                 Officer pursuant to Securities
                                 Exchange Act Rule 13a-(14)(a)

                  Exhibit 32.1:  Certification pursuant to 18 U.S.C.
                                 Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley
                                 Act of 2002

                  Exhibit 32.2:  Certification pursuant to 18 U.S.C.
                                 Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley
                                 Act of 2002

           (b)    Reports on Form 8-K

                  On April 17, 2003, the Company filed a Report on Form 8-K with respect to item 12, therein, reporting first quarter, 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            WESTAMERICA BANCORPORATION
                                            (Registrant)


Date: August 12, 2003
                                            /s/ DENNIS R. HANSEN
                                            --------------------
                                            Dennis R. Hansen
                                            Senior Vice President
                                            and Controller
                                            (Chief Accounting Officer)

Exhibit 11

WESTAMERICA BANCORPORATION
Computation of Earnings Per Share on Common and
Common Equivalent Shares and on Common Shares
Assuming Full Dilution


                                                      For the                    For the
                                                   three months                six months
                                                  ended June 30,             ended June 30,
                                            ----------------------------------------------------
(In thousands, except per share data)             2003        2002           2003        2002
                                            ----------------------------------------------------
Weighted average number of common
  shares outstanding - basic                      33,000       33,565       33,054       33,817

Add exercise of options reduced by the
  number of shares that could have been
  purchased with the proceeds of such
  exercise                                           492          615          474          589
                                            ----------------------------------------------------
Weighted average number of common
  shares outstanding - diluted                    33,492       34,180       33,528       34,406
                                            ====================================================

Net income                                       $23,671      $19,347      $46,683      $41,006

Basic earnings per share                           $0.72        $0.58        $1.41        $1.21

Diluted earnings per share                         $0.71        $0.57        $1.39        $1.19


Exhibit 31.1

CERTIFICATION UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002


I, David L. Payne, Chief Executive Officer of the registrant, certify that:

1. I have reviewed this quarterly report for the period ended June 30, 2003 on Form 10-Q of Westamerica Bancorporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                               /s/  David L. Payne
August 12, 2003                ----------------------
                               David L. Payne
                               Chairman, President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002


I, Jennifer J. Finger, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report for the period ended June 30, 2003 on Form 10-Q of Westamerica Bancorporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 12, 2003             /s/  Jennifer J. Finger
                            --------------------------
                            Jennifer J. Finger
                            Senior Vice President and Chief Financial Officer

Exhibit 32.1



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Payne, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/  David L. Payne
--------------------
David L. Payne
Chairman, President and Chief Executive Officer
August 12, 2003

Exhibit 32.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jennifer J. Finger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/  Jennifer J. Finger
-----------------------
Jennifer J. Finger
Senior Vice President and Chief Financial Officer
August 12, 2003