Form 10-Q
period 2003-09-30
WESTAMERICA BANCORPORATION
filed 2003-11-14
CIK 311094

                                          UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549


                                           FORM 10-Q


                       Quarterly Report Pursuant to Section 13 or 15(d)
                             of the Securities Exchange Act of 1934


                              For Quarter Ended September 30, 2003

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

                                Yes [ x ]                No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

        Title  of  Class        Shares outstanding as of November 6, 2003

         Common Stock,                          32,653,021
         No Par Value

                                  TABLE OF CONTENTS
                                                                                 Page
                                                                              ----------
    Forward Looking Statements                                                         3

    PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements                                                    4

      Notes to Unaudited Condensed Consolidated Financial Statements                   9

      Financial Summary                                                               11

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              12

      Item 3 - Quantitative and Qualitative Disclosure about Market Risk              27

      Item 4 - Controls and Procedures                                                27

    PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                                      28

      Item 2 - Not applicable                                                         28

      Item 3 - Not applicable                                                         28

      Item 4 - Not applicable                                                         28

      Item 5 - Not applicable                                                         28

      Item 6 - Exhibits and Reports on Form 8-K                                       28

        (a) - Exhibits

      Exhibit 3 (ii) - By-laws, as amended (composite copy)                           30

      Exhibit 4 - Note Purchase Agreement by and between the Company and              47
                  The Northwestern Mutual Life Insurance Company dated as of
                  October 30, 2003 pursuant to which registrant issued its 5.31%
                  Senior Notes due October 31, 2013 in the principal amount of
                  $15 million and form of 5.31% Senior Note due October 31, 2013

      Exhibit 11 - Computation of Earnings Per Share                                 102

      Exhibit 31.1 - Certification of Chief Executive Officer pursuant to            103
                     Securities Exchange Act Rule 13a-(14)(a)

      Exhibit 31.2 - Certification of Chief Financial Officer pursuant to            104
                     Securities Exchange Act Rule 13a-(14)(a)

      Exhibit 32.1 - Certification Required by 18 U.S.C. Section 1350                105

      Exhibit 32.2 - Certification Required by 18 U.S.C. Section 1350                106

        (b) - Reports on Form 8-K                                                     28


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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                      WESTAMERICA BANCORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                             (In thousands)

                                                                       At
                                                   At September   December 31,
                                             ---------------------
                                                 2003       2002       2002
                                             ---------------------------------
Assets:
  Cash and cash equivalents                    $189,269   $175,666   $222,577
  Money market assets                               633        633        633
  Investment securities available for sale    1,245,311  1,003,200    947,848
  Investment securities held to maturity,
    with market values of:
     $575,862 at September 30, 2003             569,996
     $414,978 at September 30, 2002                        399,735
     $450,771 at December 31, 2002                                    438,985
  Loans, gross                                2,364,418  2,508,272  2,494,638
  Allowance for loan losses                     (54,180)   (54,447)   (54,227)
                                             ----------------------------------
    Loans, net of allowance for loan losses   2,310,238  2,453,825  2,440,411
  Premises and equipment, net                    35,566     38,054     37,396
  Interest receivable and other assets          131,780    139,451    137,017
                                             ----------------------------------
    Total Assets                             $4,482,793 $4,210,564 $4,224,867
                                             ==================================
Liabilities:
  Deposits:
    Noninterest bearing                      $1,213,577 $1,105,313 $1,146,828
    Interest-bearing:
      Transaction                               559,031    521,417    559,875
      Savings                                 1,039,406  1,008,847    952,319
      Time                                      724,115    650,325    635,043
                                             ----------------------------------
    Total deposits                            3,536,129  3,285,902  3,294,065
  Short-term borrowed funds                     433,348    335,989    349,736
  Federal Home Loan Bank advance                105,000    170,000    170,000
  Notes Payable                                   9,643     24,607     24,607
  Liability for interest, taxes and
    other expenses                               47,751     58,626     44,960
                                             ----------------------------------
    Total Liabilities                         4,131,871  3,875,124  3,883,368
                                             ----------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
       32,723 at September 30, 2003             220,527
       33,601 at September 30, 2002                        222,493
       33,411 at December 31, 2002                                    217,198
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale, net of tax         16,004     19,797     19,152
  Retained earnings                             114,391     93,150    105,149
                                             ----------------------------------
    Total Shareholders' Equity                  350,922    335,440    341,499
                                             ----------------------------------
    Total Liabilities and
          Shareholders' Equity               $4,482,793 $4,210,564 $4,224,867
                                             ==================================
See accompanying notes to unaudited consolidated financial statements.


Page 5
                                     WESTAMERICA BANCORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                             (Unaudited)
                               (In thousands, except per share data)

                                                Three months           Nine months ended
                                                September 30,            September 30,

                                                2003       2002       2003       2002
                                             --------------------------------------------
Interest Income:
  Loans                                         $37,491    $44,145   $117,324   $132,023
  Money market assets and funds sold                  2          6          6         10
  Investment securities available for sale
    Taxable                                       8,390      8,191     24,346     24,813
    Tax-exempt                                    3,825      3,653     11,450     11,218
  Investment securities held to maturity
    Taxable                                       1,035      2,238      5,222      4,282
    Tax-exempt                                    4,216      2,323     10,334      6,235
                                             ---------------------------------------------
    Total interest income                        54,959     60,556    168,682    178,581
                                             ---------------------------------------------
Interest Expense:
  Transaction deposits                              145        395        598      1,215
  Savings deposits                                1,439      2,761      4,710      8,320
  Time deposits                                   2,400      3,937      8,054     13,345
  Short-term borrowed funds                         747        887      2,559      2,808
  Federal Home Loan Bank advance                  1,172      1,576      4,339      3,615
  Debt financing and notes payable                  385        443      1,173      1,345
                                             ---------------------------------------------
    Total interest expense                        6,288      9,999     21,433     30,648
                                             ---------------------------------------------
Net Interest Income                              48,671     50,557    147,249    147,933
                                             ---------------------------------------------
Provision for loan losses                           750        900      2,550      2,700
                                             ---------------------------------------------
Net Interest Income After
  Provision For Loan Losses                      47,921     49,657    144,699    145,233
                                             ---------------------------------------------
Noninterest Income:
  Service charges on deposit accounts             6,735      6,294     19,809     18,262
  Merchant credit card                              993        971      2,755      2,839
  Financial services commissions                    249        284        666      1,048
  Mortgage banking                                  185        303        712        707
  Trust fees                                        245        220        760        774
  Securities gains (Impairment)                   2,150          0      2,443     (4,278)
  FHLB advance prepayment fees                   (2,166)         0     (2,166)         0
  Other                                           2,622      2,383      7,445      6,986
                                             ---------------------------------------------
  Total Noninterest Income                       11,013     10,455     32,424     26,338
                                             ---------------------------------------------
Noninterest Expense:
  Salaries and related benefits                  13,495     13,844     40,792     41,987
  Occupancy                                       3,076      3,074      9,116      8,903
  Equipment                                       1,319      1,479      4,074      4,339
  Data processing                                 1,520      1,529      4,597      4,543
  Professional fees                                 529        501      1,400      1,316
  Other                                           5,595      5,537     16,567     16,479
                                             ---------------------------------------------
  Total Noninterest Expense                      25,534     25,964     76,546     77,567
                                             ---------------------------------------------
Income Before Income Taxes                       33,400     34,148    100,577     94,004
                                             ---------------------------------------------
  Provision for income taxes                      9,327     11,271     29,822     30,121
                                             ---------------------------------------------
Net Income                                      $24,073    $22,877    $70,755    $63,883
                                             =============================================
Other Comprehensive Income:
  Change in unrealized gain on
   securities available for sale, net            (9,997)     5,614     (3,148)     7,897
                                             ---------------------------------------------
Other Comprehensive Income                      $14,076    $28,491    $67,607    $71,780
                                             =============================================
Average Shares Outstanding                       32,770     33,621     32,959     33,751
Diluted Average Shares Outstanding               33,273     34,118     33,442     34,309

Per Share Data:
  Basic Earnings                                  $0.73      $0.68      $2.15      $1.89
  Diluted Earnings                                 0.72       0.67       2.12       1.86
  Dividends Paid                                   0.26       0.22       0.74       0.66

See accompanying notes to unaudited consolidated financial statements.


Page 6

                                    WESTAMERICA BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         (Unaudited)
                                        (In thousands)

                                                        Accumulated
                                                           Other
                                                          Compre-
                                               Common     hensive   Retained
                                                Stock     Income    Earnings     Total
                                             --------------------------------------------
Balance, December 31, 2001                     $209,074    $11,900    $93,385   $314,359
  Net income for the period                                            63,883     63,883
  Stock issued in connection with
    purchase of Kerman State Bank                14,620                           14,620
  Stock issued, including
    stock option tax benefits                    10,761                           10,761
  Purchase and retirement of stock              (11,962)              (41,935)   (53,897)
  Dividends                                                           (22,183)   (22,183)
  Unrealized gain on securities available
    for sale, net                                            7,897                 7,897
                                             ---------------------------------------------
Balance, September 30, 2002                    $222,493    $19,797    $93,150   $335,440
                                             =============================================
Balance, December 31, 2002                     $217,198    $19,152   $105,149   $341,499
  Net income for the period                                           $70,755     70,755
  Stock issued, including
    stock option tax benefits                    10,123                           10,123
  Purchase and retirement of stock               (6,794)              (37,080)   (43,874)
  Dividends                                                           (24,433)   (24,433)
  Unrealized gain on securities available
    for sale, net                                           (3,148)               (3,148)
                                             ---------------------------------------------
Balance, September 30, 2003                    $220,527    $16,004   $114,391   $350,922
                                             =============================================
See accompanying notes to unaudited consolidated financial statements.


Page 7

                               WESTAMERICA BANCORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                     (In thousands)

                                                                     For the nine months
                                                                     ended September 30,
                                                                      2003       2002
                                                                   -----------------------
Operating Activities:
  Net income                                                          $70,755    $63,883
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                        3,105      3,396
    Amortization of intangibles                                         1,479      1,429
    Loan loss provision                                                 2,550      2,700
    Amortization of deferred net loan fees                                148        375
    Decrease in interest income receivable                                300        445
    Decrease (increase) in other assets                                58,158    (12,169)
    Increase (decrease) in income taxes payable                         3,266     (1,863)
    Decrease in interest expense payable                                 (689)    (1,376)
    (Decrease) increase in other liabilities                          (51,707)    13,049
    (Gain) loss on sales of investment securities                      (2,443)        18
    Federal Home Loan Bank advance prepayment fee                       2,166          0
    Writedown of equipment                                                140        470
    Originations of loans for resale                                   (7,797)    (9,494)
    Proceeds from sale of loans originated for resale                   7,949      9,883
    Net gain on sale of property acquired
     in satisfaction of debt                                              (94)      (108)
    Writedown on property acquired in satisfaction of debt                307         37
    Impairment of investment securities                                     0      4,260
                                                                   -----------------------
Net Cash Provided by Operating Activities                              87,593     74,935
                                                                   -----------------------
Investing Activities:
  Net cash obtained in mergers and acquisitions                             0      5,368
  Net repayments of loans                                             125,521     32,692
  Purchases of investment securities available for sale              (835,207)(1,555,621)
  Purchases of investment securities held to maturity                (365,878)  (204,805)
  Purchases of property, plant and equipment                           (3,273)    (1,562)
  Proceeds from maturity of securities available for sale             423,784  1,512,295
  Proceeds from maturity of securities held to maturity               197,298     30,864
  Proceeds from sale of securities available for sale                 153,128        982
  Proceeds from sale of property and equipment                          1,859        548
  Proceeds from property acquired in satisfaction of debt               1,132        391
                                                                   -----------------------
Net Cash Used In Investing Activities                                (301,636)  (178,848)
                                                                   -----------------------
Financing Activities:
  Net increase (decrease) in deposits                                 242,062    (32,300)
  Net increase in short-term borrowings                                83,612     74,353
  Net (payments to) advances from Federal Home Loan Bank              (67,166)   130,000
  Repayments of notes payable                                         (14,964)    (3,214)
  Exercise of stock options/issuance of shares                          5,498      7,638
  Repurchases/retirement of stock                                     (43,874)   (53,897)
  Dividends paid                                                      (24,433)   (22,183)
                                                                   -----------------------
Net Cash Provided By Financing Activities                             180,735    100,397
                                                                   -----------------------
Net Decrease In Cash and Cash Equivalents                             (33,308)    (3,516)
                                                                   -----------------------
Cash and Cash Equivalents at Beginning of Period                      222,577    179,182
                                                                   -----------------------
Cash and Cash Equivalents at End of Period                           $189,269   $175,666
                                                                   =======================
Page 8

Supplemental Disclosure of Noncash Activities:
  Loans transferred to other repossessed collateral                    $1,800       $375
  Unrealized (loss) gain on securities available for sale             ($3,148)    $7,897

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                         21,122     29,319
  Income tax payments for the period                                   27,105     30,638
  Income tax benefit from stock option exercises                        3,514      2,182

The acquisition of Kerman State Bank
    involved the following:
  Common Stock issued                                                    -        14,620
  Liabilities assumed                                                    -        85,085
  Fair value of assets acquired, other than cash                         -
    and cash equivalents                                                 -       (90,170)
  Core deposit intangible                                                -        (2,500)
  Goodwill                                                               -        (1,667)
  Net cash and cash equivalents received                                 -         5,368

See accompanying notes to unaudited consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2: Significant Accounting Policies

Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, which is discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and core deposit intangibles associated with purchase business combinations and, effective January 1, 2002, accounts for them in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer being amortized, but is periodically evaluated for impairment. During 2003, no impairment of goodwill has been recorded. Core deposit intangibles are amortized to their estimated residual values over their expected useful lives; such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. The Company determined that no such adjustments were required as of September 30, 2003.

The following table summarizes the Company's goodwill and core deposit intangible assets, which are included with interest receivable and other assets in the Consolidated Balance Sheets, as of January 1, 2003 and September 30, 2003 (dollars in thousands).

                                   January 1                       September 30
    (Dollar in Thousands)            2003     Additions Reductions    2003
                                  ---------------------------------------------
    Goodwill                         $22,968         $0         $0    $22,968
    Accumulated Amortization         ($3,972)        $0         $0    ($3,972)
                                  ---------------------------------------------
    Net                              $18,996         $0         $0    $18,996
                                  =============================================
    Core Deposit Intangibles          $7,783         $0         $0     $7,783
    Accumulated Amortization         ($3,603)        $0       $578    ($4,181)
                                  ---------------------------------------------
    Net                               $4,180         $0       $578     $3,602
                                  =============================================

  At September 30, 2003, the estimated aggregate amortization of intangibles, in thousand of dollars, for the remainder of 2003 and annually through 2008 is $165, $543, $469, $427, $427 and $427, respectively. The weighted average amortization period for core deposit intangibles is 8.5 years.

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

                                               Three months ended     Nine months ended
                                                  September 30,          September 30,
                                             -------------------------------------------
                                                2003       2002       2003       2002
                                             -------------------------------------------
                                                 (In thousands, except per share data)
Compensation cost based on fair
    value method, net of tax effect                $589       $900     $1,767     $2,700

Net income:
    As reported                                 $24,073    $22,877    $70,755    $63,883
    Pro forma                                    23,484     21,977     68,988     61,183

Basic earnings per share:
    As reported                                   $0.73      $0.68      $2.15      $1.89
    Pro forma                                     $0.72      $0.65      $2.09      $1.81

Diluted earnings per share:
    As reported                                   $0.72      $0.67      $2.12      $1.86
    Pro forma                                     $0.71      $0.64      $2.06      $1.78


                                  WESTAMERICA BANCORPORATION
                                        Financial Summary
                                           (Unaudited)
                        (dollars in thousands, except per share amounts)

                                               Three months ended     Nine months ended
                                                 September 30,          September 30,
                                             --------------------------------------------
                                                2003       2002       2003       2002
                                             --------------------------------------------
Net Interest Income (FTE)                       $54,264    $54,914   $162,650   $160,723
Provision for loan losses                          (750)      (900)    (2,550)    (2,700)
Noninterest income:
  Investment securities gains (impairment)        2,150          0      2,443     (4,278)
  FHLB advance prepayment fees                   (2,166)         0     (2,166)         0
  Other                                          11,029     10,455     32,147     30,616
                                             ---------------------------------------------
Total noninterest income                         11,013     10,455     32,424     26,338
Noninterest expense                             (25,534)   (25,964)   (76,546)   (77,567)
Provision for income taxes (FTE)                (14,920)   (15,628)   (45,223)   (42,911)
                                             ---------------------------------------------
Net income                                      $24,073    $22,877    $70,755    $63,883
                                             =============================================
Average shares outstanding                       32,770     33,621     32,959     33,751
Diluted average shares outstanding               33,273     34,118     33,442     34,309
Shares outstanding at period end                 32,723     33,601     32,723     33,601

As Reported:
  Basic earnings per share                        $0.73      $0.68      $2.15      $1.89
  Diluted earnings per share                       0.72       0.67       2.12       1.86
  Return on assets                                 2.18%      2.20%      2.20%      2.14%
  Return on equity                                29.25%     29.59%     29.38%     28.51%
  Net interest margin                              5.31%      5.71%      5.44%      5.79%
  Net loan losses to average loans                 0.12%      0.12%      0.15%      0.13%
  Efficiency ratio*                                39.1%      39.7%      39.2%      41.5%

Average Balances:
  Total assets                               $4,373,156 $4,117,310 $4,293,136 $3,987,215
  Earning assets                              4,072,793  3,828,919  3,995,287  3,706,432
  Total loans                                 2,331,855  2,492,030  2,377,121  2,470,522
  Total deposits                              3,500,911  3,333,300  3,392,758  3,255,656
  Shareholders' equity                          326,529    306,685    322,003    299,553

Balances at Period End:
  Total assets                               $4,482,793 $4,210,564
  Earning assets                              4,180,358  3,911,840
  Total loans                                 2,364,418  2,508,272
  Total deposits                              3,536,129  3,285,902
  Shareholders' equity                          350,922    335,440

Financial Ratios at Period End:
  Allowance for loan losses to loans               2.29%      2.17%
  Book value per share                           $10.72      $9.98
  Equity to assets                                 7.83%      7.97%
  Total capital to risk assets                    11.61%     10.73%

Dividends Paid Per Share                          $0.26      $0.22      $0.74      $0.66
Dividend Payout Ratio                                36%        33%        35%        35%

The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with such financial statements, notes and the other information included elsewhere herein.

*The efficiency ratio is defined as noninterest expense divided by total revenue
(net interest income on a tax-equivalent basis and noninterest income).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported third quarter 2003 net income of $24.1 million or diluted earnings per share of $0.72. These results compare with third quarter 2002 net income of $22.9 million or $0.67 per share.

On a year-to-date basis, the Company reported net income for the nine months ended September 30, 2003 of $70.8 million or diluted earnings per share of $2.12, compared with $63.9 million or $1.86 per share for the same period of 2002. The year-to-date results in 2002 included after-tax expenses in connection with the acquisition of Kerman State Bank ("KSB") ($230 thousand) and after-tax securities impairment charge ($2.5 million) incurred in the second quarter of 2002.

Following is a summary of the components of income from certain securities and loans is presented on a fully taxable equivalent ("FTE") basis to reflect its exemption from federal income taxation for the periods indicated (dollars in thousands).

                                                 Three months ended    Nine months ended
                                                    September 30,         September 30,
                                             ---------------------------------------------
                                                2003       2002       2003       2002
                                             ---------------------------------------------
Net interest income (FTE)                       $54,264    $54,914   $162,650   $160,723
Provision for loan losses                          (750)      (900)    (2,550)    (2,700)
Noninterest income:
  Securities gains (impairment)                   2,150          0      2,443     (4,278)
  FHLB advance prepayment fees                   (2,166)         0     (2,166)         0
  Other                                          11,029     10,455     32,147     30,616
                                             ---------------------------------------------
Total noninterest income                         11,013     10,455     32,424     26,338
Noninterest expense                             (25,534)   (25,964)   (76,546)   (77,567)
Provision for income taxes (FTE)                (14,920)   (15,628)   (45,223)   (42,911)
                                             ---------------------------------------------
Net income                                      $24,073    $22,877    $70,755    $63,883
                                             =============================================

Net income for the third quarter of 2003 was $1.2 million or 5.2% more than the same quarter of 2002 primarily due to lower net interest income (down $650 thousand), higher noninterest income (up $558 thousand or 5.3%), a decline in noninterest expense of $430 thousand or 1.7% and lower income taxes which were down $708 thousand or 4.5% on an FTE basis. The decrease in net interest income (FTE) was attributable to a 40 basis point ("bp") decline in the net interest margin, partially offset by the effect of higher average earning assets which were up $243.9 million. Noninterest income increased primarily due to growth in fee income, and included $2.2 million securities gains, neutralized by $2.2 million FHLB advance prepayment fees. Noninterest expense declined mostly because of lower personnel costs. The lower tax provision was the result of higher low-income housing investments and other tax credits.

Comparing the first nine months of 2003 to the prior year, net income rose $6.9 million or 10.8%. The increase was primarily attributable to higher noninterest income (up $6.1 million or 23.2%) resulting from a securities impairment charge in 2002, and increased deposit fee income, improved net interest income (FTE) (up $1.9 million or 1.2%) and $1.0 million savings from noninterest expense, partially reduced by higher taxes (up $2.3 million or 5.4% on an FTE basis). The increase in net interest income was mostly caused by higher average earning assets (up $288.9 million or 7.8%), partially reduced by a 35 bp net interest margin reduction. The decrease in noninterest expense was mainly due to lower personnel costs. Noninterest expense in 2002 included a $400 thousand expense relating to the KSB acquisition.


Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                                Three months ended     Nine months ended
                                                  September  30,         September 30,
                                             --------------------------------------------
                                                2003       2002       2003       2002
                                             --------------------------------------------
Interest and fee income                         $54,959    $60,556   $168,682   $178,581
Interest expense                                 (6,288)    (9,999)   (21,433)   (30,648)
FTE adjustment                                    5,593      4,357     15,401     12,790
                                             ---------------------------------------------
  Net interest income (FTE)                     $54,264    $54,914   $162,650   $160,723
                                             =============================================

Average earning assets                       $4,072,793 $3,828,919 $3,995,287 $3,706,432

Net interest margin (FTE)                          5.31%      5.71%      5.44%      5.79%


Net interest income (FTE) during the third quarter of 2003 decreased $650 thousand (1.2%) from the same period in 2002, to $54.3 million. The decrease was mainly attributable to the effect of a lower net interest margin earned (the rate component), partially offset by a $243.9 million increase in average earning assets (the volume component). The decrease in the net interest margin was the net effect of an 82 bp drop in the asset yield, which was partly recovered by a 59 bp decline in the cost of funds.

Comparing the first nine months of 2003 with the prior year, net interest income (FTE) rose $1.9 million or 1.2%. The increase was caused by the net effect of higher average earning assets (up $288.9 million) and a declining margin. The margin reduction was the result of a 74 bp decrease in the asset yield reduced by a 55 bp decline in the cost of funds.


Interest and Fee Income

Interest & fee income (FTE) for the third quarter of 2003 decreased $4.4 million (6.7%) from the same period in 2002. The decline was the net effect of higher average earning assets in 2003, more than offset by lower yields earned on those assets. Average earning assets grew $243.9 million (6.4%). The earning asset growth was led by expansion in the investment portfolio of $404.0 million as follows: mortgage backed securities and collateralized mortgage obligations (up $204.4 million), US Agency obligations (up $185.5 million) and municipal securities (up $184.1 million). Offsetting the increase were declines in U.S. Treasury securities (down $85.4 million) and other securities (down $83.7 million). The growth in the earning assets was diminished by a $160.2 million reduction in loans including commercial real estate loans (down $116.9 million), commercial loans (down $32.0 million), direct consumer loans (down $15.9 million) and construction loans (down $11.9 million). The exception to the lower loan amount was an increase in residential real estate loans (up $17.0 million).

The average yield on the Company's earning assets decreased for the third quarter from 6.74% in 2002 to 5.92% in 2003 (down 82 bp). This downward trend in yields was reflective of a change in the earning asset mix and general interest rate declines during 2002 and into 2003, as evident in residential real estate loans (121 bp decline in yield), indirect consumer loans (115 bp decline) and commercial loans (44 bp decline). As a result, the loan portfolio yield decreased 63 bp. The investment portfolio yield also declined 84 bp, the net result of declines in U.S. Treasury securities (down 175 bp), mortgage backed securities and collateralized mortgage obligations (down 178 bp), U.S. Agency obligations (down 121 bp) and municipal securities (down 55 bp).

Comparing the first nine months of 2003 to 2002, interest and fee income
(FTE) decreased by $7.3 million (3.8%). The decline was due to the net effect of a higher volume of earning assets and the impact of lower yields. The positive volume component was the result of a $288.9 million (7.8%) increase in average earning assets, including mortgage backed securities and collateralized mortgage obligations (up $247.6 million ), U.S. Agency obligations (up $204.0 million), municipal securities (up $125.0 million), indirect consumer loans (up $27.1 million) and residential real estate loans (up $8.7 million). The following components decreased: U.S. Treasury securities (down $109.9 million), other securities (down $84.0 million), commercial real estate loans (down $72.7 million), commercial loans (down $24.5 million), construction loans (down $16.7 million) and direct consumer loans (down $14.9 million).

The average yield on earning assets for the first nine months of 2003 was 6.15% compared to 6.89% in 2002. Major decreases in loan yields were a 117 bp decline in residential real estate loans, a 34 bp decline in the yield on commercial loans and a 106 bp decrease in the yield on consumer loans. As a result, the composite loan yield declined 70 bp. The investment portfolio yield decreased 81 bp, affected primarily by lower yields on U.S. Treasury securities (down 152 bp), mortgage backed securities and collateralized mortgage obligations (down 148 bp), U.S. Agency obligations (down 126 bp) and municipal securities (down 40 bp).


Interest Expense

Interest expense decreased $3.7 million (37.1%) in the third quarter of 2003 compared to the same year-ago period. The decrease resulted from a drop in the average rate paid on interest-bearing liabilities from 1.48% in 2002 to 0.89% in 2003. The average rate on short-term borrowings dropped 56 bp, rates on CDs over $100 thousand declined an average of 102 bp, rates on retail CDs declined 80 bp, and rates on money market savings accounts were lowered 59 bp.

The effect of a $133.2 million (5.0%) increase in average interest-bearing liabilities in the third quarter caused an increase in volume-related expense and partially offset the above-mentioned rate-related decline in interest expense. Short-term borrowings rose by $111.3 million whereas Federal Home Loan Bank ("FHLB") advances decreased by $42.4 million. Interest-bearing deposits rose by $67.7 million, the net result of increases in money market savings (up $95.4 million), CDs over $100 thousand (up $51.7 million) money market checking (up $32.5 million) and regular savings (up $18.8 million), partially reduced by decreases in preferred money market savings (down $94.0 million) and retail CDs (down $33.9 million).

During the first nine months of 2003, interest expense decreased $9.2 million (30.1%) from 2002, again due to a lower average rate paid on interest-bearing liabilities (1.03% in 2003 compared with 1.58% in the same period in 2002). All deposit categories declined including money market savings (from 1.40% in the first nine months of 2002 to 0.80% in the same period of 2003), CDs over $100 thousand (from 2.41% to 1.42%) and retail CDs with maturities varying from one month to over three years (from 2.56% to 1.75%). Interest rates on short-term borrowings declined from 1.53% to 0.93%.

Interest-bearing liabilities grew $186.2 million or 7.2% for the nine months ended September 30, 2003 and caused a volume-related increase in interest expense, which partially offset the rate-related decline in interest expense. Increases in money market savings (up $101.8 million), money market checking (up $31.7 million), short-term borrowings (up $120.0 million) and FHLB advances (up $26.5 million) were partially offset by declines in preferred money market savings (down $75.8 million) and retail CDs (down $30.3 million).

In all periods, the Company has continuously attempted to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the effect of adverse cyclical trends.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

                                              Three months ended     Nine months ended
                                                 September 30,          September 30,
                                             ---------------------------------------------
                                                2003       2002       2003       2002
                                             ---------------------------------------------
Yield on earning assets                            5.92%      6.74%      6.15%      6.89%
Rate paid on interest-bearing
  liabilities                                      0.89%      1.48%      1.03%      1.58%
                                             ---------------------------------------------
  Net interest spread                              5.03%      5.26%      5.12%      5.31%

Impact of all other net
  noninterest bearing funds                        0.28%      0.45%      0.32%      0.48%
                                             ---------------------------------------------
    Net interest margin                            5.31%      5.71%      5.44%      5.79%
                                             =============================================

During the third quarter of 2003, the net interest margin fell 40 bp compared to the same period in 2002. Yields on earning assets declined faster than rates paid on interest-bearing liabilities, resulting in a 23 bp decline in net interest spread. The unfavorable impact of lower rates earned on loans and the investment portfolio, triggered by market trends, were partially mitigated by decreases in rates paid on deposits and short-term funds. The decline in the net interest spread was further widened by the lower value of noninterest-bearing funding sources. While the average balance of these sources increased $77.3 million or 10.1%, their value decreased 17 bp because of the lower market rates of interest at which they could be invested.

Similarly, on a year-to-date basis, the net interest margin decreased 35 bp when compared to the same period in 2002. Earning asset yields decreased 74 bp and the cost of interest-bearing liabilities fell by 55 bp, resulting in a 19 bp decline in the interest spread. Noninterest-bearing funding sources increased $68.6 million or 9.5% and because of lower market rates of interest their margin contribution decreased by 16 bp, with their value decreasing to 32 bp.

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

                                                             For the three months ended
                                                                  September 30, 2003
                                                        ----------------------------------
                                                                    Interest     Rates
                                                          Average    Income/    Earned/
                                                          Balance    Expense     Paid
                                                        ----------------------------------
Assets:
Money market assets and funds sold                            $937         $2       0.85%
Investment securities:
  Available for sale
    Taxable                                                853,547      8,390       3.93%
    Tax-exempt                                             310,816      5,785       7.44%
  Held to maturity
    Taxable                                                197,023      1,035       2.10%
    Tax-exempt                                             378,615      6,527       6.90%
Loans:
  Commercial
    Taxable                                                367,465      5,191       5.60%
    Tax-exempt                                             211,364      3,842       7.21%
  Commercial real estate                                   867,422     17,310       7.92%
  Real estate construction                                  37,311        667       7.09%
  Real estate residential                                  351,973      4,306       4.89%
  Consumer                                                 496,320      7,497       5.99%
                                                        -----------------------
    Total loans                                          2,331,855     38,813       6.61%
                                                        -----------------------
    Total earning assets                                 4,072,793     60,552       5.92%
Other assets                                               300,363
                                                        ------------
    Total assets                                        $4,373,156
                                                        ============
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                            $1,203,378        $--         --
  Savings and interest-bearing
    transaction                                          1,599,917      1,584       0.39%
  Time less than $100,000                                  303,334      1,191       1.56%
  Time $100,000 or more                                    394,282      1,209       1.21%
                                                        -----------------------
     Total interest-bearing deposits                     2,297,533      3,984       0.69%
Short-term borrowed funds                                  363,394        747       0.81%
Federal Home Loan Bank advance                             124,086      1,172       3.72%
Debt financing and notes payable                            21,262        385       7.24%
                                                        -----------------------
    Total interest-bearing liabilities                   2,806,275      6,288       0.89%

Other liabilities                                           36,974
Shareholders' equity                                       326,529
                                                        ------------
    Total liabilities and shareholders' equity          $4,373,156
                                                        ============
Net interest spread (1)                                                             5.03%

Net interest income and interest margin (2)                           $54,264       5.31%
                                                                   =======================
(1) Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(2) Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of earning assets.


                                                           For the three months ended
                                                               September 30, 2002
                                                        ----------------------------------
                                                                    Interest     Rates
                                                          Average    Income/    Earned/
                                                          Balance    Expense     Paid
                                                        ----------------------------------
Assets:
Money market assets and funds sold                          $1,716         $6       1.39%
Investment securities:
  Available for sale
    Taxable                                                680,305      8,191       4.82%
    Tax-exempt                                             303,685      5,545       7.30%
  Held to maturity
    Taxable                                                174,272      2,238       5.14%
    Tax-exempt                                             176,911      3,522       7.96%
Loans:
  Commercial
    Taxable                                                413,196      6,454       6.20%
    Tax-exempt                                             197,600      3,723       7.47%
  Commercial real estate                                   984,278     19,984       8.06%
  Real estate construction                                  49,176        927       7.48%
  Real estate residential                                  335,007      5,107       6.10%
  Consumer                                                 512,773      9,216       7.13%
                                                        -----------------------
    Total loans                                          2,492,030     45,411       7.24%
                                                        -----------------------
    Total earning assets                                 3,828,919     64,913       6.74%
Other assets                                               288,391
                                                        ------------
    Total assets                                        $4,117,310
                                                        ============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                            $1,103,431        $--         --
  Savings and interest-bearing
    transaction                                          1,550,071      3,156       0.81%
  Time less than $100,000                                  337,192      2,009       2.36%
  Time $100,000 or more                                    342,606      1,928       2.23%
                                                        -----------------------
    Total interest-bearing deposits                      2,229,869      7,093       1.26%
Short-term borrowed funds                                  252,045        887       1.37%
Federal Home Loan Bank advance                             166,505      1,576       3.72%
Debt financing and notes payable                            24,607        443       7.18%
                                                        -----------------------
     Total interest-bearing liabilities                  2,673,026      9,999       1.48%

Other liabilities                                           34,168
Shareholders' equity                                       306,685
                                                        ------------
    Total liabilities and shareholders' equity          $4,117,310
                                                        ============
Net interest spread (1)                                                             5.26%

Net interest income and interest margin (2)                           $54,914       5.71%
                                                                   =======================

                                                           For the nine months ended
                                                               September 30, 2003
                                                        ----------------------------------
                                                                    Interest     Rates
                                                          Average    Income/    Earned/
                                                          Balance    Expense     Paid
                                                        ----------------------------------
Assets:
Money market assets and funds sold                            $848         $6       0.95%
Investment securities:
  Available for sale
    Taxable                                                771,838     24,346       4.21%
    Tax-exempt                                             306,634     17,390       7.56%
  Held to maturity
    Taxable                                                238,606      5,222       2.92%
    Tax-exempt                                             300,240     15,936       7.08%
Loans:
  Commercial
    Taxable                                                367,945     15,780       5.76%
    Tax-exempt                                             205,729     11,246       7.34%
  Commercial real estate                                   909,838     54,466       8.03%
  Real estate construction                                  43,103      2,343       7.29%
  Real estate residential                                  340,160     13,334       5.23%
  Consumer                                                 510,346     24,014       6.31%
                                                        -----------------------
    Total loans                                          2,377,121    121,183       6.68%
                                                        -----------------------
    Total earning assets                                 3,995,287    184,083       6.15%
Other assets                                               297,849
                                                        ------------
    Total assets                                        $4,293,136
                                                        ============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                            $1,150,518        $--         --
  Savings and interest-bearing
    transaction                                          1,553,206      5,308       0.46%
  Time less than $100,000                                  311,104      4,061       1.75%
  Time $100,000 or more                                    377,930      3,993       1.42%
                                                        -----------------------
    Total interest-bearing deposits                      2,242,240     13,362       0.80%
Short-term borrowed funds                                  364,850      2,559       0.94%
Federal Home Loan Bank advance                             154,695      4,339       3.76%
Debt financing and notes payable                            21,695      1,173       7.26%
                                                        -----------------------
     Total interest-bearing liabilities                  2,783,480     21,433       1.03%
Other liabilities                                           37,135
Shareholders' equity                                       322,003
                                                        ------------
    Total liabilities and shareholders' equity          $4,293,136
                                                        ============
Net interest spread (1)                                                             5.12%

Net interest income and interest margin (2)                          $162,650       5.44%
                                                                   =======================

                                                            For the nine months ended
                                                                September 30, 2002
                                                        ----------------------------------
                                                                    Interest     Rates
                                                          Average    Income/    Earned/
                                                          Balance    Expense     Paid
                                                        ----------------------------------
Assets:
Money market assets and funds sold                          $1,266        $10       1.06%
Investment securities:
  Available for sale
    Taxable                                                660,480     24,813       5.01%
    Tax-exempt                                             309,138     17,112       7.38%
  Held to maturity
    Taxable                                                106,272      4,282       5.37%
    Tax-exempt                                             158,754      9,328       7.83%
Loans:
  Commercial
    Taxable                                                401,807     18,522       6.19%
    Tax-exempt                                             196,334     11,190       7.65%
  Commercial real estate                                   982,566     59,490       8.12%
  Real estate construction                                  59,824      3,333       7.48%
  Real estate residential                                  331,501     15,915       6.40%
  Consumer                                                 498,490     27,376       7.37%
                                                        -----------------------
    Total loans                                          2,470,522    135,826       7.38%
                                                        -----------------------
    Total earning assets                                 3,706,432    191,371       6.89%
Other assets                                               280,783
                                                        ------------
    Total assets                                        $3,987,215
                                                        ============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                            $1,056,367        $--         --
  Savings and interest-bearing
    transaction                                          1,477,495      9,535       0.87%
  Time less than $100,000                                  341,370      6,511       2.56%
  Time $100,000 or more                                    380,424      6,834       2.41%
                                                        -----------------------
    Total interest-bearing deposits                      2,199,289     22,880       1.39%
Short-term borrowed funds                                  244,898      2,808       1.54%
Federal Home Loan Bank advance                             128,153      3,615       3.72%
Debt financing and notes payable                            24,964      1,345       7.18%
                                                        -----------------------
     Total interest-bearing liabilities                  2,597,304     30,648       1.58%
Other liabilities                                           33,990
Shareholders' equity                                       299,554
                                                        ------------
    Total liabilities and shareholders' equity          $3,987,215
                                                        ============
Net interest spread (1)                                                             5.31%

Net interest income and interest margin (2)                          $160,723       5.79%
                                                                   =======================

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

                                                      Three months ended September 30, 2003
                                                            compared with three months
                                                             ended September 30, 2002
                                                        ----------------------------------
                                                          Volume      Rate       Total
                                                        ----------------------------------
Interest and fee income:
Money market assets and funds sold                             ($2)       ($2)       ($4)
Investment securities:
  Available for sale
    Taxable                                                  1,863     (1,664)       199
    Tax-exempt                                                $132        108        240
  Held to maturity
    Taxable                                                   $261     (1,464)    (1,203)
    Tax-exempt                                              $3,534       (529)     3,005
Loans:
  Commercial
    Taxable                                                  ($678)      (585)    (1,263)
    Tax-exempt                                                $253       (134)       119
  Commercial real estate                                   ($2,337)      (337)    (2,674)
  Real estate construction                                    (214)       (46)      (260)
  Real estate residential                                      252     (1,053)      (801)
  Consumer                                                    (288)    (1,431)    (1,719)
                                                        ----------------------------------
    Total loans                                             (3,012)    (3,586)    (6,598)
                                                        ----------------------------------
    Total earning assets                                     2,776     (7,137)    (4,361)
                                                        ----------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                 98     (1,670)    (1,572)
  Time less than $100,000                                     (186)      (632)      (818)
  Time $100,000 or more                                        258       (977)      (719)
                                                        ----------------------------------
     Total interest-bearing deposits                           170     (3,279)    (3,109)
                                                        ----------------------------------
Short-term borrowed funds                                      308       (448)      (140)
Federal Home Loan Bank advance                                (401)        (3)      (404)
Debt financing and notes payable                               (61)         3        (58)
                                                        ----------------------------------
    Total interest-bearing liabilities                          16     (3,727)    (3,711)
                                                        ----------------------------------
Increase in Net Interest Income                             $2,760    ($3,410)     ($650)
                                                        ==================================

                                                       Nine months ended September 30, 2003
                                                             compared with nine months
                                                              ended September 30, 2002
                                                        ----------------------------------
                                                          Volume      Rate       Total
                                                        ----------------------------------
Interest and fee income:
Money market assets and funds sold                              (3)        (1)       ($4)
Investment securities:
  Available for sale
    Taxable                                                  3,840     (4,307)      (467)
    Tax-exempt                                                (139)       417        278
  Held to maturity
    Taxable                                                  3,550     (2,610)       940
    Tax-exempt                                               7,588       (980)     6,608
Loans:
  Commercial
    Taxable                                                 (1,501)    (1,241)    (2,742)
    Tax-exempt                                                 524       (468)        56
  Commercial real estate                                    (4,360)      (664)    (5,024)
  Real estate construction                                    (911)       (79)      (990)
  Real estate residential                                      404     (2,985)    (2,581)
  Consumer                                                     638     (4,000)    (3,362)
                                                        ----------------------------------
    Total loans                                             (5,206)    (9,437)   (14,643)
                                                        ----------------------------------
    Total earning assets                                     9,630    (16,918)    (7,288)
                                                        ----------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                466     (4,693)    (4,227)
  Time less than $100,000                                     (537)    (1,914)    (2,451)
  Time $100,000 or more                                        (45)    (2,795)    (2,840)
                                                        ----------------------------------
     Total interest-bearing deposits                          (116)    (9,402)    (9,518)
                                                        ----------------------------------
Short-term borrowed funds                                    1,061     (1,310)      (249)
Federal Home Loan Bank advance                                 744        (20)       724
Debt financing and notes payable                              (177)         5       (172)
                                                        ----------------------------------
    Total interest-bearing liabilities                       1,512    (10,727)    (9,215)
                                                        ----------------------------------
Increase in Net Interest Income                             $8,118    ($6,191)    $1,927
                                                        ==================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $750 thousand for loan losses in the third quarter of 2003 and $900 thousand in the same quarter of 2002. For the first nine months of 2003, $2.6 million was provided while in 2002, $2.7 million was provided. The lower provision reflects management's assessment of credit risk in the loan portfolio. Additionally, $2.1 million of reserves were acquired in connection with the KSB acquisition in the second quarter of 2002. For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                              Three months ended      Nine months ended
                                                   September 30,         September 30,
                                             ---------------------------------------------
                                                2003       2002       2003       2002
                                             ---------------------------------------------
  Service charges on deposit accounts            $6,735     $6,294    $19,809    $18,262
  Merchant credit card                              993        971      2,755      2,839
  ATM fees and interchange                          644        686      1,805      1,820
  Debit card fees                                   556        470      1,613      1,337
  Other service fees                                404        387      1,153      1,097
  Mortgage banking income                           185        303        712        707
  Trust fees                                        245        220        760        774
  Financial services commissions                    249        284        666      1,048
  Securities gains (impairment)                   2,150          0      2,443     (4,278)
  FHLB advance prepayment fees                   (2,166)         0     (2,166)         0
  Other noninterest income                        1,018        840      2,874      2,732
                                             ---------------------------------------------
Total noninterest income                        $11,013    $10,455    $32,424    $26,338
                                             =============================================

Noninterest income for the third quarter of 2003 was $11.0 million, up $558 thousand or 5.3% compared with the same quarter of 2002. During this period $2.2 million securities gains were recorded and $2.2 million in prepayment fees were paid to retire $65 million of FHLB advances. The largest factor contributing to higher income was service charges on deposits (up $441 thousand) mainly resulting from a new debit card overdraft program introduced in January of 2003. The second largest factor was a $178 thousand increase in other noninterest income largely due to higher income from foreclosed property sales and letter-of-credit fees, partially offset by lower income earned on outstanding official checks and interest recoveries from charged-off loans. Mortgage banking income declined $118 thousand due to less refinancing activity and lower gains on loan sales.

Noninterest income for the nine months of 2003 was $32.4 million, up $6.1 million or 23.1% from 2002, mainly due to the 2002 securities impairment charge and growth in fee income. In 2003 $2.4 million in gains on sale of securities were recorded, partially offsetting the $2.2 million prepayment penalty paid to reduce FHLB advances by $65 million. Similar to the quarter-to-quarter comparison, service charges on deposits represent the largest increase. (up $1.5 million) due to a new debit card overdraft program. Another factor was a $276 thousand growth in debit card fees due to increased usage offset by lower debit card processing rates. Other noninterest income was $142 thousand more than the previous year due to gains on asset sales and higher letter-of-credit fees, partly reduced by lower official check income and interest recoveries on charged-off loans. Decreases in noninterest income included a $382 thousand decline in financial services commissions due to lower sales of fixed annuities, mutual funds and life insurance.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                              Three months ended       Nine months ended
                                                 September 30,           September 30,
                                             ---------------------------------------------
                                                2003       2002       2003       2002
                                             ---------------------------------------------
Salaries and related benefits                   $13,495    $13,844    $40,792    $41,987
Occupancy                                         3,076      3,074      9,116      8,903
Equipment                                         1,319      1,479      4,074      4,339
Data processing services                          1,520      1,529      4,597      4,543
Courier service                                     941        909      2,796      2,714
Telephone                                           519        428      1,368      1,258
Postage                                             381        397      1,202      1,199
Professional fees                                   529        501      1,400      1,316
Merchant credit card                                317        373        975      1,059
Stationery and supplies                             331        350        957      1,069
Advertising/public relations                        243        321        775        900
Employee recruiting                                 117        112        226        292
Loan expense                                        339        307        995      1,000
Operational losses                                  237        210        638        632
Repossessed collateral expense                       12          2         14         52
Amortization of deposit intangibles                 165        301        578        702
Other noninterest expense                         1,993      1,827      6,043      5,602
                                             ---------------------------------------------
Total                                           $25,534    $25,964    $76,546    $77,567
                                             =============================================
Average full time equivalent staff                1,016      1,067      1,032      1,075

Noninterest expense to revenues (FTE)             39.12%     39.72%     39.24%     41.47%


Noninterest expense for the third quarter of 2003 was $25.5 million, $430 thousand or 1.7% lower than in 2002. The largest decline was in salaries and related benefits, which were down $349 thousand (2.5%), primarily due to a $297 thousand decrease in salaries as a result of a decline in the number of full-time equivalent employees and lower performance-related incentives. Higher costs of workers compensation (up $155 thousand) partially offset the decline. Equipment expense fell $160 thousand compared with 2002 mostly due to lower depreciation. Amortization of deposit intangibles declined $136 thousand primarily due to the expiration of the deposit intangible in connection with a 1996 acquisition. Other noninterest expense increased $166 thousand largely due to increases in charges from the Company's two main correspondent banks.

Noninterest expense was $76.5 million for the nine months of 2003, which was $1.0 million or 1.3% less than 2002. The largest decrease was salaries and related benefits (down $1.2 million or 2.9%) as a result of declines in salaries (down $878 thousand) due to a fewer number of full-time equivalent employees and lower incentives (down $489 thousand). Additionally, the 2002 period included $366 thousand severance pay relating to the KSB acquisition. A $264 thousand increase in workers compensation expense reduced the effect of savings in salaries and other benefits. Equipment expense fell by $265 thousand from 2002 primarily due to lower depreciation. Advertising and public relations expense fell by $125 thousand primarily due to lower spending on marketing research and overall business development. Amortization of deposit intangibles declined $124 thousand largely due to the expiration of the deposit intangibles from a prior acquisition. Other discretionary spendings fell including a $112 thousand decline in stationery and supplies expense. Other noninterest expense rose $441 thousand largely due to the combined effect of a $172 thousand increase in low-income housing operating losses, a $139 thousand increase in charges from the Company's two main correspondent banks, and a $125 thousand decline in settlement expense. Occupancy expense rose $213 thousand mainly due to a $120 thousand increase in utilities and increases in insurance and property taxes. Telephone expense rose $110 thousand mostly due to installation of new data lines.


Provision for Income Tax

During the third quarter of 2003, the Company recorded income tax expense of $9.3 million, $1.9 million (17.2%) lower than the third quarter of 2002; on a year-to-date basis, the income tax provision was $29.8 million for 2003 compared to $30.1 million for 2002. The current quarter provision represents an effective tax rate of 27.9%, compared to 33.0% for the third quarter of 2002; for the first nine months of 2003, the effective tax rate was 29.7%, compared to 32.0% recorded in 2002. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular higher revenues recognized from state and municipal securities and tax credits generated from low-income housing investments, and for California franchise taxes, higher excludable interest income on loans within enterprise zones.

Classified Loans

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified" category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Repossessed collateral is recorded at the lower of cost or market.

The following is a summary of classified loans and repossessed collateral on the dates indicated (dollars in thousands):

                                                                       At
                                                At September 30,   December 31,
                                             ---------------------
                                                2003       2002       2002
                                             ----------------------------------
Classified loans                                $23,479    $33,743    $34,001
Repossessed collateral                              742        470        381
                                             ----------------------------------
Classified loans and repossessed collateral     $24,221    $34,213    $34,382
                                             ==================================
Allowance for loan losses /
 classified loans                                   231%       161%       159%


Classified loans at September 30, 2003, decreased $10.3 million (30.4%) from September 30, 2002, reflecting the effectiveness of the Company's high underwriting standards and active workout policies. Repossessed collateral increased $272 thousand or 57.9% from September 30, 2002, due to five new foreclosures on loans totaling $1.5 million, partially offset by sales, principal reductions and writedowns of properties acquired in satisfaction of debt. A $10.5 million (30.9%) decrease in classified loans from December 31, 2002, was due to payoffs, upgrades, chargeoffs and transfers to repossessed collateral, partly offset by new downgrades. The $361 thousand (94.8%) increase in repossessed collateral from December 31, 2002, was primarily due to five new foreclosures valued at $1.5 million, partially offset by sales, principal reductions and writedowns of foreclosed properties.


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

The following is a summary of nonperforming loans and repossessed collateral on the dates indicated (dollars in thousands):

                                                                        At
                                              At September 30,     December 31,
                                             ---------------------
                                                2003       2002       2002
                                             ----------------------------------
Performing nonaccrual loans                      $2,145     $3,845     $3,464
Nonperforming, nonaccrual loans                   5,484      5,827      5,717
                                             ----------------------------------
   Total nonaccrual loans                         7,629      9,672      9,181

Loans 90 days past due and
  still accruing                                    272        257        738
                                             ----------------------------------
  Total nonperforming loans                       7,901      9,929      9,919

Repossessed collateral                              742        470        381
                                             ----------------------------------
 Total nonperforming loans and
    repossessed collateral                       $8,643    $10,399    $10,300
                                             ==================================
Allowance for loan losses /
  nonperforming loans                               686%       548%       547%


Performing nonaccrual loans at September 30, 2003 fell $1.7 million (44.2%) from the same period in the previous year and $1.3 million (38.1%) from December 31, 2002. The decrease from both periods was due to payoffs, chargeoffs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual, offset by new loans placed on performing nonaccrual.

Nonperforming nonaccrual loans at September 30, 2003 decreased $343 thousand (5.9%) from the same period a year ago and $233 thousand (4.1%) from year-end, 2002. The decreases resulted from loans being returned to full-accrual status, transfers to repossessed collateral or being charged off or paid off, partially offset by loans being added to nonperforming nonaccrual.

Changes in repossessed collateral are discussed above.

The Company had no restructured loans as of September 30, 2003, 2002 and December 31, 2002.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and nine month periods ended September 30, 2003, if all such loans had performed in accordance with their original terms, was $110 thousand and $415 thousand, respectively, compared to $183 thousand and $445 thousand, respectively, for the third quarter and the first nine months of 2002.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2003, totaled $299 thousand and $516 thousand, respectively, compared to $50 thousand and $376 thousand, respectively, for the comparable periods in 2002. These cash payments represent annualized yields of 17.36% and 8.77%, respectively, for the third quarter and the first nine months of 2003 compared to 2.15% and 6.28%, respectively, for the third quarter and the first nine months of 2002.

Total cash payments received during the third quarter of 2003 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2003, totaled zero, compared with approximately $85 thousand in 2002. Cash payments received totaled $283 thousand for the nine months ended September 30, 2003, compared with approximately $211 thousand for 2002.

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

Management considers the $54.2 million allowance for loan losses, which constituted 2.29% of total loans at September 30, 2003, to be adequate as a reserve against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):

                                              Three months ended      Nine months ended
                                                  September 30,         September 30,
                                             ---------------------------------------------
                                                2003       2002       2003       2002
                                             ---------------------------------------------
Balance, beginning of period                    $54,159    $54,324    $54,227    $52,086

Loan loss provision                                 750        900      2,550      2,700

Loans charged off                                (1,422)    (1,635)    (5,291)    (4,632)
Recoveries of previously
   charged off loans                                693        858      2,694      2,243
                                             ---------------------------------------------
  Net credit losses                                (729)      (777)    (2,597)    (2,389)
                                             ---------------------------------------------
Acquired from Kerman State Bank                       0          0          0      2,050

Balance, end of period                          $54,180    $54,447    $54,180    $54,447
                                             =============================================
Allowance for loan losses /
 loans outstanding                                 2.29%      2.17%


Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk. The Company actively solicits loans and transaction deposit accounts. Asset and liability management techniques include adjusting the duration, liquidity, volume, rates and yields, and other attributes of its loan products, investment portfolio, time deposits, and other funding sources to achieve Company objectives.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising rate scenario where the Fed Funds rate is made to rise evenly by 100 bp and 200 bp, and a falling rate scenario of 50 bp over the 12-month forecast interval triggering a response in the other forecasted rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 2003 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At September 30, 2003, investment securities available for sale totaled $1.2 billion, representing an increase of $242 million from September 30, 2002. In addition, at September 30, 2003, the Company had customary lines for overnight borrowings from other financial institutions in excess of $500 million and a $20 million line of credit, under which no amount was outstanding at September 30, 2003. Additionally, as a member of the Federal Reserve System, the Company has the ability to borrow from the Federal Reserve. The Company may also borrow from the FHLB which it collateralizes with its residential real estate loans and securities. At September 30, 2003, the Company had excess collateral providing available borrowing capacity from the FHLB of approximately $138 million.

Since January 1, 2000, the Company has reduced its long-term debt by $31.9 million, reducing its debt-to-equity ratio from 14% at January 1, 2000 to 3% at September 30, 2003. The Company's long-term debt rating from Fitch Ratings was raised from A- to A, with a stable outlook, in June 2003. On October 31, 2003, the Company issued in a private placement a $15 million senior note at a fixed rate of 5.31% over a ten-year term. The note is due in full on October 31, 2013. Management is confident the Company could access additional long-term debt financing if desired.

In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 2003 and 2002 generated substantial cash flows, which are included in the totals provided from operations of $87.6 million and $74.9 million, respectively. The operating cash flow in 2003 was more than sufficient to pay for $24.4 million in shareholder dividends and $43.9 million of stock repurchases. In 2002, the operating activities provided a substantial portion of cash for $22.2 million in shareholder dividends and $53.9 million for the Company's stock repurchase programs.

During the first nine months of 2003, other financing activities included the net result of a $242.1 million increase in deposits and $83.6 million proceeds from short-term borrowings, reduced by a $67.2 million payment of FHLB advances and prepayment fees. During the first three quarters of 2002, other financing activities included $74.4 million proceeds from short-term borrowings and $130.0 million from FHLB advances, reduced by a $32.3 million decrease in deposits.

The Company had net cash outflows in its investing activities during both nine month periods ended September 30. In 2003, purchases net of sales and maturities of investment securities were $426.9 million, which was in part offset by net repayments of loans of $125.5 million. The investment securities portfolio increase was generally financed by a $242.1 million increase in deposits, and a $83.6 million increase in short-term borrowings.

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


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases shares of its common stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased 1.0 million and 1.3 million shares during the first nine months of 2003 and 2002, respectively.

The Company's primary capital resource is shareholders' equity, which was $350.9 million at September 30, 2003. This amount represents an increase of $9.4 million (2.8%) from December 31, 2002, the net result of the issuance of stock ($10.1 million) and comprehensive income for the period ($67.6 million), partially offset by share repurchases ($43.9 million) and dividends paid ($24.4 million). Due to the net effect of an increase in equity capital combined with earning asset growth the Company's ratio of equity to total assets declined slightly to 7.83% at September 30, 2003, from 7.97% a year ago. The equity to assets ratio was 8.08% at December 31, 2002.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:

                                                            At
                                    At September 30,    December 31  Minimum
                                  ----------------------            Regulatory
                                     2003       2002       2002    Requirement
                                  ---------------------------------------------
Tier I Capital                         10.35%      9.47%      9.71%      4.00%
Total Capital                          11.61%     10.73%     10.97%      8.00%
Leverage ratio                          7.14%      7.12%      7.27%      4.00%


The risk-based capital ratio increased at September 30, 2003, compared to the prior year primarily due to an increase in shareholders' equity as a result of increased net income, partially offset by the Company's common stock repurchases and dividends paid to shareholders. Also, a decline in risk-weighted assets contributed to this improvement. The risk-based capital ratio increased at September 30, 2003 from December 31, 2002 primarily due to the combination of an increase in shareholders' equity as a result of increased net income and a reduction in risk-weighted assets.


New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 46 ("FIN 46"), which clarifies the application of Accounting Research Bulletin ("ARB") 51, consolidated financial statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of the standard apply to all variable interest entities created after January 31, 2003. In addition, for variable interest entities that existed prior to February 1, 2003 and remain in existence, a recent FASB staff position on FIN 46 indicates that public companies must apply the consolidation requirements as of the end of the first interim or annual period ending after December 15, 2003. Given the nature of the Company's operations, management does not expect this Interpretation to have a significant impact on the consolidated financial statements.

In April 2003, the FASB issued Statement No.149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification of certain terms and investment characteristics identified in Statement 133. Statement 149 is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The adoption of the Statement did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued Statement No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise are generally effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Given the nature of the Company's liability and equity instruments, adoption of this Statement did not have a material impact on the consolidated financial statements upon adoption of the Statement on July 1, 2003.


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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, as of September 30, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II - OTHER INFORMATION


    Item 1 - Legal Proceedings

              Due to the nature of the banking business, the Company's Subsidiary Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank.

    Item 2 - Changes in Securities

              None

    Item 3 - Defaults upon Senior Securities

              None

    Item 4 - Submission of Matters to a Vote of Security Holders

              None

    Item 5 - Other Information

              None

    Item 6 - Exhibits and Reports on Form 8-K

             (a)  Exhibit 3 (ii): By-laws, as amended (composite copy)

                  Exhibit 4: Note Purchase Agreement by and between the Company and The Northwestern Mutual Life Insurance Company dated as of October 30, 2003 pursuant to which registrant issued its 5.31% Senior Notes due October 31, 2013 in the principal amount of $15 million and form of 5.31% Senior Note due October 31, 2013

                  Exhibit 11:Computation of Earnings Per Share on Common
                             and Common Equivalent Shares and on Common
                             Shares Assuming Full Dilution

                  Exhibit 31.1:  Certification of Chief Executive
                                 Officer pursuant to Securities
                                 Exchange Act Rule 13a-(14)(a)

                  Exhibit 31.2:  Certification of Chief Financial
                                 Officer pursuant to Securities
                                 Exchange Act Rule 13a-(14)(a)

                  Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 (b) Reports on Form 8-K

                     On July 18, 2003, the Company filed a Report on Form 8-K with respect to item 12, therein, reporting second quarter, 2003 financial results. Included in the report was a press release dated July 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             WESTAMERICA BANCORPORATION
                                             (Registrant)


Date: November 13, 2003
                                             /s/ Dennis R. Hansen
                                             ---------------------
                                             Dennis R. Hansen
                                             Senior Vice President
                                             and Controller
                                             (Chief Accounting Officer)

Pages 30-46      See Exhibit 3 (ii)

Pages 47-101     See Exhibit 4

Exhibit 11

WESTAMERICA BANCORPORATION
Computation of Earnings Per Share on Common and
Common Equivalent Shares and on Common Shares
Assuming Full Dilution

                                                     For the              For the
                                                  three months          nine months
                                              ended September 30,    ended September 30,
(In thousands, except per share data)           2003       2002       2003       2002
                                             ---------------------------------------------
Weighted average number of common
  shares outstanding - basic                     32,770     33,621     32,959     33,751

Add exercise of options reduced by the
  number of shares that could have been
  purchased with the proceeds of such
  exercise                                          503        497        483        558
                                             ---------------------------------------------
Weighted average number of common
  shares outstanding - diluted                   33,273     34,118     33,442     34,309
                                             =============================================

Net income                                      $24,073    $22,877    $70,755    $63,883

Basic earnings per share                          $0.73      $0.68      $2.15      $1.89

Diluted earnings per share                        $0.72      $0.67      $2.12      $1.86


Exhibit 31.1

CERTIFICATION UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002


I, David L. Payne, Chief Executive Officer of the registrant, certify that:

1.  I have reviewed this quarterly report for the period ended
    September 30, 2003 on Form 10-Q of Westamerica Bancorporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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




                                  /s/  David L. Payne
November 13, 2003                 --------------------
                                  David L. Payne
                                  Chairman, President and Chief
                                  Executive Officer

Exhibit 31.2

CERTIFICATION UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002


I, Jennifer J. Finger, Chief Financial Officer of the registrant, certify that:

1.  I have reviewed this quarterly report for the period ended
    September 30, 2003 on Form 10-Q of Westamerica Bancorporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



November 13, 2003                            /s/  Jennifer J. Finger
                                             ------------------------
                                             Jennifer J. Finger
                                             Senior Vice President and
                                             Chief Financial Officer

Exhibit 32.1


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David L. Payne, Chief Executive Officer of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  David L. Payne
--------------------
David L. Payne
Chairman, President and Chief Executive Officer
November 13, 2003

Exhibit 32.2


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Westamerica Bancorporation (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jennifer J. Finger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1) The Report fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/  Jennifer J. Finger
-----------------------
Jennifer J. Finger
Senior Vice President and Chief Financial Officer
November 13, 2003