Form 10-K
period 2003-12-31
WESTAMERICA BANCORPORATION
filed 2004-03-10
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2003 as reported on the Nasdaq National Market System, was approximately $1,376,138,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on March 3, 2004: 31,887,429 Shares

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Stockholders, to be held on April 22, 2004, are incorporated by reference in Items 10, 11, 12 and 13 of Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) economic uncertainty created by terrorist threats and attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry ; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets. See also “Certain Additional Business Risks” in Item 1. and other risk factors discussed elsewhere in this Report.

PART I

Item 1.	Business

      WESTAMERICA BANCORPORATION (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC”), as amended. Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Principal administrative offices are located at 4550 Mangels Boulevard in Fairfield, California 94534 and its telephone number is (707) 863-8000. The Company provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The principal communities served are located in Northern and Central California, from Mendocino, Lake, Colusa and Nevada Counties in the North to Kern County in the South. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Company also owns 100% of the capital stock of Community Banker Services Corporation, a company engaged in providing the Company and its subsidiaries data processing services and other support functions.

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

      The Company acquired five additional banks within its immediate market area during the early to mid 1990’s. In April, 1997, the Company acquired ValliCorp Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. Under the terms of all of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired institutions. The subsidiary banks acquired were merged with and into WAB. These business combinations were accounted for as poolings-of-interests.

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

      At December 31, 2003, the Company had consolidated assets of approximately $4.6 billion, deposits of approximately $3.5 billion and shareholders’ equity of approximately $340.4 million. The Company and its subsidiaries employed 1,003 full-time equivalent staff.

      The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”) through its website (http://www.westamerica.com). Such documents are also available through the SEC’s website (http://www.sec.gov). Requests for the Form 10-K annual report, as well as the Company’s employee Code of Conduct and Ethics, can also be submitted to:

Westamerica Bancorporation
Corporate Secretary A-2M
Post Office Box 1200
Suisun City, California 94585-1200

Certain Additional Business Risks

      The Company’s business, financial condition and operating results can be impacted by a number of factors including, but not limited to, those set forth below, any one of which could cause the Company’s actual results to vary materially from recent results or from the Company’s anticipated future results.

      A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2003, real estate served as the principal source of collateral with respect to approximately 51% of the Company’s loan portfolio. A worsening of current economic conditions, increased economic uncertainty created by concerns regarding terrorist attacks and geo-political risks, or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available for sale securities portfolio, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition and results of operations.

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

      The Company is also subject to certain operations risks, including, but not limited to, data processing system failures and errors and customer or employee fraud. The Company maintains a system of internal controls and procedures to mitigate against such occurrences and maintains insurance coverage for certain of such risks, but should such an event occur that is not prevented or detected by the Company’s internal controls, is not insured or is in excess of applicable insurance limits, it could have an adverse impact on the Company’s business, financial condition or results of operations.

      Shares of Company common stock eligible for future sale could have a dilutive effect on the market for Company common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 32.3 million were outstanding at December 31, 2003. Pursuant to its stock option plans, at December 31, 2003, the Company had exercisable options outstanding of 1.90 million. As of December 31, 2003, 7.6 million shares of Company common stock remained available for grants under the Company’s stock option plans (and stock purchase plan). Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

      The FRB has significant supervisory and regulatory authority over the Company and its affiliates. The FRB requires the Company to maintain certain levels of capital. See “Capital Standards.” The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. See “Prompt Corrective Action and Other Enforcement Mechanisms.” Under the BHCA, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company. Any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

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

      Transactions between the Company and the Bank are restricted under Regulation W, which became effective on April 1, 2003. The regulation codifies prior interpretations of the FRB and its staff under Sections 23A and 23B of the Federal reserve Act. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates: (a) to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and (b) to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates. The Company is considered to be an affiliate of the Bank.

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

      A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items.

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

      As of December 31, 2003, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 8 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

Prompt Corrective Action and Other Enforcement Mechanisms

      FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.

      An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.

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

      Federal banking agencies require banks to maintain adequate valuation allowances for potential credit losses. The Company has an internal staff that continually reviews loan quality and ultimately reports to the Board of Directors. This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in the Bank’s market areas. Based on this analysis, management, with the review and approval of the Board, determines the adequate level of allowance required. The allowance is allocated to different segments of the loan portfolio, but the entire allowance is available for the loan portfolio in its entirety.

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

Financial Privacy Legislation

      The GLBA, in addition to the previously described changes in permissible nonbanking activities permitted to banks, BHCs and FHCs, also required the federal banking agencies, among other federal regulatory agencies, to adopt regulations governing the privacy of consumer financial information. The FRB adopted such regulations with an effective date of November 13, 2000, and a date of full compliance with the regulations on July 1, 2001. The Bank is subject to the FRB,s regulations.

U.S. Patriot Act

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

      The provisions of Title III of the USA Patriot Act which affect banking organizations, including the Bank, are generally set forth as amendments to the Bank Secrecy Act. These provisions relate principally to U.S. banking organizations’ relationships with foreign banks and with persons who are resident outside the United States. The USA Patriot Act does not immediately impose any new filing or reporting obligations for banking organizations, but does require certain additional due diligence and recordkeeping practices. Some requirements take effect without the issuance of regulations. Other provisions were implemented through regulations promulgated by the U.S. Department of the Treasury, in consultation with the FRB and other federal financial institutions regulators.

Sarbanes-Oxley Act of 2002

      On July 30, 2002, the U.S. Congress enacted the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The stated goals of Sarbanes-Oxley are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Sarbanes-Oxley generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”).

      Sarbanes-Oxley includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees and public company shareholders.

      Sarbanes-Oxley addresses, among other matters: (i) independent audit committees for reporting companies whose securities are listed on national exchanges or automated quotation systems (the “Exchanges”) and expanded duties and responsibilities for audit committees; (ii) certification of financial statements by the chief executive officer and the chief financial officer; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (iv) a prohibition on insider trading during pension plan black out periods; (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers under most circumstances; (vii) expedited electronic filing requirements related to trading by insiders in an issuer’s securities on Form 4; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (ix) accelerated filing of periodic reports; (x) the formation of the Public Company Accounting Oversight Board (“PCAOB”) to oversee public accounting firms and the audit of public companies that are subject to the securities laws; (xi) auditor independence; (xii) internal control evaluation and reporting; and (xiii) various increased criminal penalties for violations of securities laws.

      Given the extensive role of the SEC, the PCAOB and the Exchanges in implementing rules relating to Sarbanes-Oxley’s new requirements, the federalization of certain elements traditionally within the sphere of state corporate law, the impact of Sarbanes-Oxley on reporting companies will be significant. Many of the new rules promulgated by the SEC, PCAOB and Exchanges became final during 2003 and will be implemented during 2004. As a result, it is impossible to predict with any precision how these new rules, regulations and changes in corporate law and governance will finally impact public companies including the Company.

Pending Legislation

      Certain pending legislative proposals include bills to permit banks to pay interest on business checking accounts, to cap consumer liability for stolen debit cards, to end certain predatory lending practices, to allow the payment of interest on reserves that financial institutions must keep with FRB and to give judges the authority to force high-income borrowers to repay their debts rather than cancel them through bankruptcy. A proposal to merge the FDIC’s two funds, the BIF and the Savings Association Insurance Fund, has also been discussed. The effect of such pending legislation on the business of the Company cannot be accurately predicted at this time.

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

      According to information obtained through an independent market research firm, WAB was the eighth largest commercial banking company headquartered in California in terms of total assets in the third quarter of 2003. In the individual markets in which it has branch offices, WAB was the third largest financial institution. The share of individual markets within the overall market varies, with the most dominant continuing to be in the San Rafael area of Marin County where WAB ranked first in core deposits among federally-insured depository institutions.

Item 2.	Properties

Branch Offices and Facilities

      WAB is engaged in the banking business through 88 offices in 22 counties in Northern and Central California including thirteen offices in Fresno County, twelve in Marin County, nine in Sonoma County, seven in Napa County, six each in Kern and Stanislaus Counties, five each in Lake, Contra Costa and Solano Counties, three each in Alameda and Sacramento Counties, two each in Mendocino, Nevada, Placer and Tulare Counties, and one each in Colusa, Merced, San Francisco, Tuolumne, Kings, Madera, and Yolo Counties. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

      The Company owns 30 branch office locations and one administrative facility and leases 68 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the shareholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

      The Company’s common stock is traded on the NASDAQ National Market System (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low bid prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low

2003:
First quarter	$41.94	$38.07
Second quarter	$44.66	$39.24
Third quarter	$42.67	$45.76
Fourth quarter	$53.55	$44.45
2002:
First quarter	$42.95	$35.22
Second quarter	$45.27	$38.70
Third quarter	$42.65	$34.11
Fourth quarter	$43.59	$35.46

      As of February 28, 2004, there were approximately 8,900 shareholders of record of the Company’s common stock.

      The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the Federal Reserve Board pursuant to the BHCA. See Item 1, “Business, Supervision and Regulation”. As of December 31, 2003, $174.2 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

      See Note 17 to the consolidated financial statements included in this report for additional information regarding the amount of cash dividends declared and paid on common stock for the three most recent fiscal years.

      As discussed in Note 7 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The terms of the Rights were most recently amended and restated on October 28, 1999 and became effective on November 19, 1999. The new amended plan is very similar in purpose and effect to the plan as it existed prior to this amendment, aimed at helping the Board of Directors to maximize shareholder value in the event of a change of control of the Company and otherwise resist actions that the Board considers likely to injure the Company or its shareholders. In addition to extending the maturity date of the plan to December 31, 2004, the other material changes included: (1) an increase in the exercise price to $75.00 per share; (2) a decrease in the redemption price of each Right to $.001; and (3) a reduction in the amount of securities required to be acquired for a person or entity to become an Acquiring Person, thus triggering the Rights, from 15% to 10%.

Item 5(d).	Equity Compensation Plan Information

      The information required by this Item 5 of this Annual Report on Form 10-K from Regulation S-K, Item 201(d), is incorporated by reference from the information contained under the caption “Early Compensation Plan Information” on pages 16 and 17 of the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which was filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

      The following financial information for the five years ended December 31, 2003 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Interest income	$223,493	$237,633	$257,056	$269,516	$257,656
Interest expense	27,197	39,182	68,887	88,614	78,456

Net interest income	196,296	198,451	188,169	180,902	179,200
Provision for loan losses	3,300	3,600	3,600	3,675	4,780
Noninterest income:
Securities gains (impairment)	2,443	(4,278)	0	0	0
Loss on extinguishment of debt	(2,166)	0	0	0	0
Deposit services charges and other	42,639	40,829	42,655	41,130	40,174
Total noninterest income	42,916	36,551	42,655	41,130	40,174
Noninterest expense	101,703	103,323	102,651	100,198	100,133

Income before income taxes	134,209	128,079	124,573	118,159	114,461
Provision for income taxes	39,146	40,941	40,294	38,380	38,373

Net income	$95,063	$87,138	$84,279	$79,779	$76,088

Earnings per share:
Basic	$2.89	$2.59	$2.39	$2.19	$1.97
Diluted	2.85	2.55	2.36	2.16	1.94
Per share:
Dividends paid	$1.00	$0.90	$0.82	$0.74	$0.66
Book value at December 31	10.54	10.22	9.19	9.32	8.10
Average common shares outstanding	32,849	33,686	35,213	36,410	38,588
Average diluted common shares outstanding	33,369	34,225	35,748	36,936	39,194
Shares outstanding at December 31	32,287	33,411	34,220	36,251	37,125
At December 31
Loans, net	$2,269,420	$2,440,411	$2,432,371	$2,429,880	$2,269,272
Investments	1,949,288	1,386,833	1,158,139	1,149,310	1,219,491
Total assets	4,576,385	4,224,867	3,927,967	4,031,381	3,893,187
Total deposits	3,463,991	3,294,065	3,234,635	3,236,744	3,065,344
Short-term borrowed funds	590,646	349,736	271,911	386,942	462,345
Federal Home Loan Bank advances	105,000	170,000	40,000	0	0
Debt financing and notes payable	24,643	24,607	27,821	31,036	41,500
Intangible assets	22,433	23,176	19,013	20,376	10,200
Shareholders’ equity	340,371	341,499	314,359	337,747	300,592
Financial Ratios:
For the year:
Return on assets	2.19%	2.17%	2.18%	2.06%	1.99%
Return on equity	29.38%	28.70%	27.17%	25.78%	23.31%
Net interest margin*	5.39%	5.76%	5.71%	5.48%	5.46%
Net loan losses to average loans	0.15%	0.14%	0.15%	0.17%	0.20%
Efficiency ratio*	39.07%	40.96%	41.67%	42.45%	43.19%
At December 31:
Equity to assets	7.44%	8.08%	8.00%	8.38%	7.72%
Total capital to risk-adjusted assets	11.39%	10.97%	10.63%	11.61%	11.75%
Allowance for loan losses to loans	2.32%	2.17%	2.10%	2.11%	2.22%

*	Fully taxable equivalent

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 40 through 68, as well as with the other information presented throughout the report.

Critical Accounting Policies

      The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make certain estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. Approximately one-half of the fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management.

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

      The Allowance for Loan Losses represents management’s estimate of the amount of inherent losses in the loan portfolio that can be reasonably estimated as of the balance sheet date. Determining the amount of the Allowance for Loan Losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, uncertainties and conditions, all of which may be susceptible to significant change. A discussion of the factors driving changes in the amount of the Allowance for Loan losses is included in the “Credit Quality” discussion below.

Net Income

      The Company reported net income of $95.1 million in 2003, representing a 9.1% increase from the $87.1 million earned in 2002, which was 3.4% over 2001 earnings of $84.3 million.

Components of Net Income

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net interest and fee income*	$217,407	$215,708	$203,687
Provision for loan losses	(3,300)	(3,600)	(3,600)
Noninterest income	42,916	36,551	42,655
Noninterest expense	(101,703)	(103,323)	(102,651)
Taxes*	(60,257)	(58,198)	(55,812)

Net income	$95,063	$87,138	$84,279

Net income per average fully-diluted share	$2.85	$2.55	$2.36
Net income as a percentage of average shareholders’ equity	29.38%	28.70%	27.17%
Net income as a percentage of average total assets	2.19%	2.17%	2.18%

*	Fully taxable equivalent (FTE)

      Much of the growth in 2003 earnings was attributable to a $6.4 million increase in noninterest income, the result of greater service charge income and because the 2002 total was reduced by a securities impairment charge of $4.3 million. Net interest income (FTE) increased $1.7 million, the net result of higher average earning assets and lower funding costs, partially offset by declining earning asset yields. The loan loss provision was reduced slightly and noninterest expense declined $1.6 million. The 2002 noninterest expense included $400 thousand in severance costs relating to the acquisition of Kerman State Bank (“KSB”). A $2.0 million increase in the tax provision (FTE) resulted mostly from higher earnings.

      Earnings in 2002 increased $2.8 million or 3.4% compared to 2001, primarily due to higher net interest and fee income (FTE), which grew by $12.0 million or 5.9%. Approximately eighty-seven percent of that increase was due to growth of earning assets and the remainder to a higher net interest margin. The increase in net interest income exceeded a significant decline in noninterest income and a slight increase in noninterest expense. Noninterest income reflected a $4.3 million charge for the impairment of investment securities. The provision for income taxes (FTE) increased $2.4 million or 4.3% primarily due to higher pretax income.

      The Company’s return on average total assets was 2.19% in 2003, compared to 2.17% and 2.18% in 2002 and 2001, respectively. Return on average equity in 2003 was 29.38%, compared to 28.70% and 27.17% in the two previous years.

Net Interest Income

      The Company’s primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 2003 increased $1.7 million or 0.8% from 2002, to $217.4 million. Comparing 2002 to 2001, net interest income (FTE) increased $12.0 million or 5.9%.

Components of Net Interest Income

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Interest and fee income	$223,493	$237,633	$257,056
Interest expense	(27,197)	(39,182)	(68,887)
FTE adjustment	21,111	17,257	15,518

Net interest income (FTE)	$217,407	$215,708	$203,687

Net interest margin (FTE)	5.39%	5.76%	5.71%

      Interest and fee income (FTE) decreased $10.3 million or 4.0% in 2003 from the previous year, due to the net effect of lower earning asset yields, partially offset by higher average balances of those assets. The total yield on earning assets dropped from 6.81% in 2002 to 6.06% in 2003, reflecting the declining trend in average market rates of interest and a reduction in higher yielding loan totals. The loan portfolio yield declined 65 bp to 6.58%, affected by declines in commercial loans (down 39 bp to 6.11%), commercial real estate loans (down 34 bp to 7.63%), residential real estate loans (down 117 bp to 5.09%), and indirect consumer loans (down 110 bp to 6.09%). The investment portfolio yield also fell 72 bp to 5.16%, mainly due to declines in U.S. Treasury securities (down 150 bp to 4.13%), U.S. Agency obligations (down 114 bp to 3.83%), mortgage backed securities and collateralized mortgage obligations (down 108 bp to 3.33%) and municipal securities (down 44 bp to 7.14%).

      Interest expense decreased $12.0 million or 30.6% in 2003 compared to 2002, due to lower interest rates, partly offset by higher average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.97% in 2003, 53 basis points lower than in 2002. Notable declines included money market savings accounts (down 54 bp to 0.75%), Public CDs (down 133 bp to 1.21%), Jumbo CDs (down 69 bp to 1.47%) and short-term borrowings (down 52 bp to 0.89%). Total interest-bearing liabilities grew $190 million or 7.3%, causing a small increase in interest expense, mainly due to increases in short-term borrowings (up $129 million or 51.7%) and money market savings accounts (up $101 million or 19.4%). In addition, as a result of continuing marketing efforts to acquire commercial relationships, noninterest-bearing balances increased 9.1%, indirectly causing interest expense to decline an additional $1.0 million.

      Interest and fee income (FTE) fell $17.7 million or 6.5% from 2001 to 2002, the net result of declining yields on earning assets and the effect of volume growth of earning assets. The total yield on earning assets fell from 7.63% in 2001 to 6.81% in 2002, following the general trend in interest markets in which short-term rates decreased an average of over 50 basis points and medium-term rates by more than 100 basis points. The most significant yield declines in the loan portfolio were as follows: commercial loans (down from 8.11% to 6.50%, or 161 basis points), construction loans (down from 9.19% to 7.12%, or 207 basis points) and personal lines of credit (down from 9.26% to 6.88% or 238 basis points). The investment portfolio yield fell 75 basis points to 5.88% with the largest decline occurring in mortgage backed securities and collateralized mortgage obligations (down from 6.10% to 4.41% or 169 basis points). The lower yields caused interest income to decline by $28.2 million, which was offset by the $10.5 million effect of growth in average earning assets (up $166.2 million to $3,737.8 million in 2002).

      Interest expense fell $29.7 million or 43.1% from 2001 to 2002 primarily due to a lower cost of funds. The average rate paid on interest-bearing liabilities dropped 123 basis points to 1.50%. Notable decreases were on overnight funds purchased (down from 4.27% to 1.61%), Jumbo CDs (down from 4.32% to 2.16%), Public

CDs (down from 4.41% to 2.54%) and preferred money market deposits (down from 3.28% to 1.42%). Interest expense decreased by a net $51 thousand due to volume-related factors. Volume-related expense was reduced due to a change in mix to lower-rate deposits, including an 8.4% increase in noninterest bearing balances.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2003

	Average	Interest	Rates
	Balance	Income/Expense	Earned/Paid

	(Dollars in thousands)
Assets
Money market assets and funds sold	$875	$8	0.91%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	822,662	34,336	4.17%
Tax-exempt	315,333	23,115	7.33%
Held to maturity
Taxable	212,891	6,387	3.00%
Tax-exempt	327,933	22,814	6.96%
Loans:
Commercial
Taxable	1,253,514	91,191	7.27%
Tax-exempt	209,911	15,095	7.19%
Real estate construction	42,362	3,049	7.20%
Real estate residential	342,118	17,409	5.09%
Consumer	506,365	31,200	6.16%

Earning assets	4,033,964	244,604	6.06%
Other assets	298,743

Total assets	$4,332,707

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,173,853	$—	—
Savings and interest-bearing transaction	1,578,721	6,818	0.43%
Time less than $100,000	307,054	5,147	1.68%
Time $100,000 or more	370,549	5,020	1.35%

Total interest-bearing deposits	2,256,324	16,985	0.75%
Short-term borrowed funds	378,362	3,415	0.90%
Federal Home Loan Bank advances	142,271	5,318	3.74%
Debt financing and notes payable	21,222	1,479	6.97%

Total interest-bearing liabilities	2,798,179	27,197	0.97%
Other liabilities	37,120
Shareholders’ equity	323,555

Total liabilities and shareholders’ equity	$4,332,707

Net interest spread(1)			5.09%
Net interest income and interest margin(2)		$217,407	5.39%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2002

	Average	Interest	Rates
	Balance	Income/Expense	Earned/Paid

	(Dollars in thousands)
Assets
Money market assets and funds sold	$1,143	$12	1.05%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	656,284	32,426	4.94%
Tax-exempt	309,931	23,343	7.53%
Held to maturity
Taxable	137,529	6,810	4.95%
Tax-exempt	167,001	12,398	7.42%
Loans:
Commercial
Taxable	1,376,262	103,690	7.53%
Tax-exempt	196,900	14,959	7.60%
Real estate construction	55,457	4,105	7.40%
Real estate residential	331,822	20,763	6.26%
Consumer	505,435	36,384	7.20%

Earning assets	3,737,764	254,890	6.81%
Other assets	284,763

Total assets	$4,022,527

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,075,845	—	—
Savings and interest-bearing transaction	1,492,611	11,942	0.80%
Time less than $100,000	334,601	8,289	2.48%
Time $100,000 or more	368,456	8,414	2.28%

Total interest-bearing deposits	2,195,668	28,645	1.30%
Short-term borrowed funds	249,439	3,524	1.41%
Federal Home Loan Bank advances	138,615	5,225	3.72%
Debt financing and notes payable	24,875	1,788	7.19%

Total interest-bearing liabilities
Other liabilities	2,608,597	39,182	1.50%
Shareholders’ equity	34,512
	303,573

Total liabilities and shareholders’ equity	$4,022,527

Net interest spread (1)
Net interest income and interest margin(2)			5.31%
		$215,708	5.76%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2001

	Average	Interest	Rates
	Balance	Income/Expense	Earned/Paid

	(Dollars in thousands)
Assets
Money market assets and funds sold	$1,040	$24	2.31%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	616,954	36,813	5.97%
Tax-exempt	268,348	20,257	7.55%
Held to maturity
Taxable	74,325	4,572	6.15%
Tax-exempt	145,269	11,560	7.96%
Loans:
Commercial
Taxable	1,370,663	113,433	8.28%
Tax-exempt	189,808	14,784	7.79%
Real estate construction	68,910	6,441	9.35%
Real estate residential	353,438	24,499	6.93%
Consumer	482,797	40,191	8.32%

Earning assets	3,571,552	272,574	7.63%
Other assets	286,267

Total assets	$3,857,819

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$992,182	—	—
Savings and interest-bearing transaction	1,360,978	19,896	1.46%
Time less than $100,000	387,407	16,898	4.36%
Time $100,000 or more	477,035	20,794	4.36%

Total interest-bearing deposits	2,225,420	57,588	2.59%
Short-term borrowed funds	265,474	9,283	3.50%
Federal Home Loan Bank advances	0	0	0.00%
Debt financing and notes payable	28,089	2,016	7.18%

Total interest-bearing liabilities	2,518,983	68,887	2.73%
Other liabilities	36,412
Shareholders’ equity	310,242

Total liabilities and shareholders’ equity	$3,857,819

Net interest spread(1)			4.90%
Net interest income and interest margin(2)		$203,687	5.71%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

      The following table sets forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	Years Ended December 31, 2003
	Compared with 2002

	Volume	Rate	Total

	(Dollars in thousands)
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$(3)	$(1)	$(4)
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	7,429	(5,519)	1,910
Tax-exempt(1)	403	(631)	(228)
Held to maturity
Taxable	2,876	(3,299)	(423)
Tax-exempt(1)	11,242	(826)	10,416
Loans:
Commercial:
Taxable	(9,116)	(3,383)	(12,499)
Tax-exempt(1)	959	(823)	136
Real estate construction	(945)	(111)	(1,056)
Real estate residential	627	(3,981)	(3,354)
Consumer	67	(5,251)	(5,184)

Total loans(1)	(8,408)	(13,549)	(21,957)

Total increase (decrease) in interest and fee income(1)	13,539	(23,825)	(10,286)

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	654	(5,778)	(5,124)
Time less than $100,000	(638)	(2,504)	(3,142)
Time $100,000 or more	48	(3,442)	(3,394)

Total interest-bearing	64	(11,724)	(11,660)
Funds purchased	1,434	(1,544)	(110)
Federal Home Loan Bank advances	136	(43)	93
Notes and mortgages payable	(256)	(52)	(308)

Total increase (decrease) in interest expense	1,378	(13,363)	(11,985)

Increase (decrease) in net interest income(1)	$12,161	$(10,462)	$1,699

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	Years Ended December 31, 2002
	Compared with 2001

	Volume	Rate	Total

	(Dollars in thousands)
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$2	$(14)	$(12)
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	2,238	(6,625)	(4,387)
Tax-exempt(1)	3,132	(46)	3,086
Held to maturity
Taxable	3,271	(1,033)	2,238
Tax-exempt(1)	1,649	(811)	838
Loans:
Commercial:
Taxable	486	(10,229)	(9,743)
Tax-exempt(1)	544	(369)	175
Real estate construction	(1,131)	(1,205)	(2,336)
Real estate residential	(1,442)	(2,294)	(3,736)
Consumer	1,819	(5,626)	(3,807)

Total loans(1)	276	(19,723)	(19,447)

Total increase (decrease) in interest and fee income(1)	10,568	(28,252)	(17,684)

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	1,771	(9,725)	(7,954)
Time less than $100,000	(2,065)	(6,544)	(8,609)
Time $100,000 or more	(4,004)	(8,376)	(12,380)

Total interest-bearing	(4,298)	(24,645)	(28,943)
Funds purchased	(517)	(5,018)	(5,535)
Federal Home Loan Bank advances	4,995	7	5,002
Notes and mortgages payable	(231)	2	(229)

Total decrease in interest expense	(51)	(29,654)	(29,705)

Increase in net interest income(1)	$10,619	$1,402	$12,021

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

      The provision for loan losses was $3.3 million for 2003, compared to $3.6 million for 2002 and 2001. The reduction in the provision primarily reflects the results of the Company’s continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts. For further information regarding net credit losses and the allowance for loan losses, see the “Credit Quality” section of this report.

Investment Portfolio

      The Company maintains a securities portfolio consisting of U.S. Treasury, U.S. Government agencies and corporations, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

      The objective of the held to maturity portfolio is to maintain a prudent yield and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The investments held to maturity had an average term to maturity of 98 months at December 31, 2003 and, on the same date, those investments included $534.8 million in fixed-rate and $556 thousand in adjustable-rate securities.

      Investment securities available for sale are generally used to supplement the Company’s liquidity. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2003, the Company held $1,413.9 million in securities classified as investments available for sale. At December 31, 2003, an unrealized gain of $13.2 million, net of taxes of $9.6 million, related to these securities, was included in shareholders’ equity.

      The Company had no trading securities at December 31, 2003, 2002 and 2001.

      For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

      The following table shows the carrying amount (fair value) of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio Distribution

	At December 31,

	2003	2002	2001

	(Dollars in thousands)
U.S. Treasury	$0	$21,088	$135,086
U.S. Government agencies and corporations	961,727	385,508	213,454
States and political subdivisions	278,393	296,259	303,048
Asset backed securities	12,990	42,075	33,283
Corporate securities	73,425	144,497	172,991
Other	87,376	58,421	91,108

Total	$1,413,911	$947,848	$948,970

      The following table sets forth the relative maturities and yields of the Company’s available for sale securities (stated at amortized cost) at December 31, 2003. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

     Available for Sale Maturity Distribution

	At December 31, 2003

		After One	After Five
	Within	but Within	but Within	After Ten	Mortgage-
	One Year	Five Years	Ten Years	Years	Backed	Other	Total

	(Dollars in thousands)
U.S. Government agencies and corporations	$40,398	$415,789	$40,051	$—	$—	$—	$496,238
Interest rate	5.91%	3.43%	3.20%	—%	—%	—%	3.61%
States and political subdivisions	5,509	36,722	144,469	74,090	—	—	260,790
Interest rate (FTE)	9.45%	7.74%	7.46%	7.18%	—	—	7.46%
Asset-backed	—	7,898	5,028	—	—	—	12,926
Interest rate	—	3.71%	2.43%	—	—	—	3.21%
Other securities	15,000	54,703	—	—	—	—	69,703
Interest rate	6.18%	6.27%	—	—	—	—	6.25%

Subtotal	60,907	515,112	189,548	74,090	—	—	839,657
Interest rate	6.30%	4.04%	6.43%	7.18%	—	—	5.03%
Mortgage Backed	—	—	—	—	467,684	—	467,684
Interest rate	—	—	—	—	4.24%	—	4.24%
Other without set maturities	—	—	—	—	—	83,809	83,809
Interest rate	—	—	—	—	—	6.95%	6.95%

Total	$60,907	$515,112	$189,548	$74,090	$467,684	$83,809	$1,391,150
Interest rate	6.30%	4.04%	6.43%	7.18%	4.24%	6.95%	4.88%

      The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:

Held to Maturity Portfolio Distribution

	At December 31,

	2003	2002	2001

	(Dollars in thousands)
U.S. Government agencies and corporations	98,287	201,486	55,320
States and political subdivisions	417,984	212,569	141,712
Asset backed securities	6,322	9,769	0
Other	12,784	15,161	12,137

Total	$535,377	$438,985	$209,169

Fair value	$542,729	$450,771	$214,866

      The following table sets forth the relative maturities and yields of the Company’s held to maturity securities at December 31, 2003. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

Held to Maturity Maturity Distribution

	At December 31, 2003

		After One	After Five
	Within	but Within	but Within	After Ten	Mortgage-
	One Year	Five Years	Ten Years	Years	Backed	Other	Total

	(Dollars in thousands)
States and political subdivisions	10,402	57,745	52,963	296,874	—	—	417,984
Interest rate (FTE)	7.87%	7.16%	7.03%	6.10%	—	—	6.41%
Asset backed	—	6,322	—	—	—	—	6,322
Interest rate	—	3.60%	—	—	—	—	3.60%
Other securities	—	—	—	—	—	12,784	12,784
Interest rate	—	—	—	—	—	4.83%	4.83%

Subtotal	10,402	64,067	52,963	296,874	—	12,784	437,090
Interest rate	7.87%	6.81%	7.03%	6.10%	—%	4.83%	6.33%
Mortgage backed	—	—	—	—	98,287	—	98,287
Interest rate	—	—	—	—	2.70%	—	2.70%

Total	$10,402	$64,067	$52,963	$296,874	$98,287	$12,784	$535,377
Interest rate	7.87%	6.81%	7.03%	6.10%	2.70%	4.83%	5.66%

Loan Portfolio

      The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio Distribution

	At December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Commercial and commercial real estate	$1,429,645	$1,588,803	$1,576,723	$1,562,462	$1,502,237
Real estate construction	38,019	45,547	69,658	64,195	50,928
Real estate residential	347,794	330,460	347,114	355,488	337,002
Consumer	507,911	530,054	491,793	502,367	434,803
Unearned income	(39)	(226)	(831)	(2,353)	(4,124)

Gross loans	$2,323,330	$2,494,638	$2,484,457	$2,482,159	$2,320,846
Allowance for loan losses	(53,910)	(54,227)	(52,086)	(52,279)	(51,574)

Net loans	$2,269,420	$2,440,411	$2,432,371	$2,429,880	$2,269,272

      The following table shows the maturity distribution and interest rate sensitivity of commercial and real estate construction loans at December 31, 2003. Balances exclude loans to individuals and residential mortgages totaling $855.7 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

	At December 31, 2003

	Within	One to	After
	One Year	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial and commercial real estate *	$770,834	$371,203	$287,608	$1,429,645
Real estate construction	38,019	0	0	38,019

Total	$808,853	$371,203	$287,608	$1,467,664

Loans with fixed interest rates	$107,305	$371,203	$287,608	$766,116
Loans with floating interest rates	701,548	0	0	701,548

Total	$808,853	$371,203	$287,608	$1,467,664

*	Includes demand loans

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

Classified Loans and Other Real Estate Owned

      The following summarizes the Company’s classified loans for the periods indicated:

Classified Loans and OREO

	At December 31,

	2003	2002

	(Dollars in thousands)
Classified loans	$23,460	$34,001
Other real estate owned	90	381

Total	$23,550	$34,382

      Classified loans at December 31, 2003 declined $10.5 million or 31.0% to $23.5 million from December 31, 2002, mainly due to upgrades, payoffs and principal reductions, chargeoffs, partially reduced by new downgrades and new loans. Other real estate owned decreased $300 thousand from the prior year, due to sales and writedowns of properties acquired in satisfaction of debt, partially offset by new foreclosures on real estate collateralizing loans.

Nonperforming Loans

      Nonperforming credits include nonaccrual loans and loans 90 or more days past due and still accruing. Loans are placed on nonaccrual status upon becoming delinquent 90 days or more, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonperforming credits. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.

      The following table summarizes the nonperforming assets of the Company for the periods indicated:

     Nonperforming Loans and OREO

	At December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Performing nonaccrual loans	$1,658	$3,464	$3,055	$3,499	$3,460
Nonperforming nonaccrual loans	5,759	5,717	5,058	4,525	5,501

Nonaccrual loans	7,417	9,181	8,113	8,024	8,961

Loans 90 or more days past due and still accruing	199	738	550	650	584
Other real estate owned	90	381	523	2,065	3,269

Total Nonperforming loans and OREO	$7,706	$10,300	$9,186	$10,739	$12,814

Allowance for loan losses as a percentage of nonaccrual loans and loans 90 or more days past due and still accruing	708%	547%	601%	603%	540%
Allowance for loan losses as a percentage of total nonperforming loans and OREO	700%	526%	567%	487%	402%

      Performing nonaccrual loans at December 31, 2003 were $1.8 million below the previous year, while nonperforming loans remained at the same level. With the exception of four relationships totaling $477 thousand, all loans on nonaccrual status in 2002 were either paid off, charged off or brought current in 2003. Except for one property, all foreclosed property owned in 2002 was disposed of at a small total net gain during 2003; the $90 thousand in OREO at December 31, 2003 consisted of two small parcels.

      Performing and nonperforming nonaccrual loans at December 31, 2002 were $409 thousand and $659 thousand above 2001 levels, respectively. Most performing nonaccrual loans from 2001 were either paid off or returned to accrual status in 2002 and other loans were downgraded. The increase in nonperforming loans was the net result of downgrades and $1.4 million of loans remaining on nonaccrual from 2001, partially reduced by payoffs and upgrades. The $142 thousand decline of other real estate owned balances at December 31, 2002 was due to sales of most properties from 2001, partially offset by an addition of one large property recorded at $261 thousand.

      The Company had no restructured loans as of December 31, 2003, 2002 and 2001.

      The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding during the period, was $527 thousand in 2003, $629 thousand in 2002 and $673 thousand in 2001. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2003, 2002 and 2001 was $592 thousand, $489 thousand and $632 thousand, respectively. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2003, totaled approximately $330 thousand, compared with $281 thousand in 2002 and $161 thousand in 2001.

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

Loan Loss Experience

      The Company’s allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical loan loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions; the quality of lending management and staff; credit quality trends; concentrations of credit; and external competitive issues. Management considers the $53.9 million allowance for loan losses, which is equivalent to 2.32% of total loans at December 31, 2003, to be adequate as a reserve against inherent losses. However, while the Company’s policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future allowance levels.

      During 2003, Management refined its allowance methodology for commercial real estate loans, agricultural loans and certain municipal loans. This Refinement had the effect of increasing the allowance allocation for commercial loans with a corresponding decrease in the unallocated allowance.

      The following table summarizes the loan loss experience of the Company for the periods indicated:

Loan Loss Allowance, Chargeoffs & Recoveries

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Total loans outstanding	$2,323,330	$2,494,638	$2,484,457	$2,482,159	$2,320,846
Average loans outstanding during the period	2,354,270	2,465,876	2,465,616	$2,369,065	2,292,386
Analysis of the Allowance
Balance, beginning of period	$54,227	$52,086	$52,279	$51,574	$51,304
Additions to the allowance charged to operating expense	3,300	3,600	3,600	3,675	4,780
Allowance acquired through merger	0	2,050	0	1,036	0
Loans charged off:
Commercial and commercial real estate	(2,455)	(1,885)	(2,475)	(4,148)	(5,071)
Real estate construction	0	0	(10)	0	(94)
Real estate residential	(26)	0	0	(16)	(18)
Consumer	(4,352)	(4,340)	(4,968)	(3,818)	(2,754)

Total chargeoffs	(6,833)	(6,225)	(7,453)	(7,982)	(7,937)

Recoveries of loans previously charged off:
Commercial and commercial real estate	1,234	950	1,577	2,333	2,052
Real estate construction	0	0	0	0	0
Real estate residential	0	0	243	0	0
Consumer	1,982	1,766	1,840	1,643	1,375

Total recoveries	3,216	2,716	3,660	3,976	3,427

Net loan losses	(3,617)	(3,509)	(3,793)	(4,006)	(4,510)

Balance, end of period	$53,910	$54,227	$52,086	$52,279	$51,574

Net loan losses to average loans	0.15%	0.14%	0.15%	0.17%	0.20%
Allowance for loan losses as a percentage of loans outstanding	2.32%	2.17%	2.10%	2.11%	2.22%

Allocation of the Allowance for Loan Losses

      The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:

Allocation of the Allowance for Loan Losses

	At December 31,

	2003		2002		2001		2000		1999

	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as
	of the	Percent	of the	Percent	of the	Percent	of the	Percent	of the	Percent
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
Commercial	$31,875	61%	$23,692	64%	$21,206	63%	$21,632	63%	$23,523	65%
Real estate construction	1,827	2%	2,370	2%	4,860	3%	4,344	3%	2,042	2%
Real estate residential	870	15%	893	13%	417	14%	427	14%	877	14%
Consumer	6,423	22%	7,862	21%	4,986	20%	5,648	20%	4,670	19%
Unallocated portion	12,915	—	19,410	—	20,617	—	20,228	—	20,462	—

Total	$53,910	100%	$54,227	100%	$52,086	100%	$52,279	100%	$51,574	100%

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

      The following summarizes the Company’s impaired loans for the periods indicated:

Impaired Loans

	Year Ended
	December 31,

	2003	2002

	(Dollars in thousands)
Total impaired loans	$1,664	$1,095

Specific reserves	$623	$1,087

      The average balance of the Company’s impaired loans for the year ended December 31, 2003 was $1.8 million compared to $1.3 million in 2002. Portions of the Company’s allowance for loan losses were allocated to each of these impaired loans. In general, the Company does not recognize any interest income on troubled debt restructuring or loans that are classified as nonaccrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible.

Asset and Liability Management

      The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

      In adjusting the Company’s asset/liability position, Management attempts to manage interest rate risk while enhancing net interest margin. At times, depending on expected increases or decreases in general interest rates, the relationship between long and short term interest rates, market conditions and competitive factors, Management may adjust the Company’s interest rate risk position in order to manage its net interest margin. The Company’s results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates.

      The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income (“NII”) that result from forecast changes in interest rates. In 2003, this analysis calculated the difference between a NII forecast over a 12-month period using a flat interest rate scenario and a NII forecast using a rising or falling rate scenario, where the Federal Funds rate, serving as a “driver.” Based on economic conditions, interest rate levels, and Management judgment, at December 31, 2003, simulations were conducted with the Federal Funds rate rising by 200 basis points or declining by 50 basis points over the 12-month forecast interval triggering a response in the other rates. Similarly, at December 31, 2002, simulations were conducted with the Federal Funds rate rising by 100 basis points or declining by 100 basis points over the 12-month forecast interval triggering a response in the other rates. Company policy requires that such simulated changes in NII should always be within certain specified ranges or steps must be taken to reduce interest rate risk.

      The following tables summarize the simulated change in NII (FTE), based on the 12-month period ending December 31, 2003 and 2002:

Simulated Changes to Net Interest Income

		Estimated Increase
		(Decrease) in NII

2003	Estimated
Changes in Interest Rates (Basis Points)	NII Amount	Amount	Percent

	(Dollars in millions)
+200	$215.8	$(3.9)	-1.8%
—	219.7	—	—
-50	219.9	0.2	0.1%

		Estimated Increase
		(Decrease) in NII

2002	Estimated
Changes in Interest Rates (Basis Points)	NII Amount	Amount	Percent

	(Dollars in millions)
+100	$217.1	$(2.2)	-1.0%
—	219.3	—	—
100	221.1	1.8	0.8%

      The following table summarizes the interest rate sensitivity gaps inherent in the Company’s asset and liability portfolios at December 31, 2003:

Interest Rate Sensitivity Analysis

	Repricing within (days)
					Non-
	0-90	91-180	181-365	Over 365	Repricing	Total

	(Dollars in thousands)
Assets
Investment securities	$74,949	$63,697	$48,826	$1,761,816	—	$1,949,288
Loans	$904,878	$87,840	$162,350	$1,168,262	—	2,323,330
Other assets	—	—	—	—	303,767	303,767

Total assets	$979,827	$151,537	$211,176	$2,930,078	$303,767	$4,576,385

Liabilities
Noninterest bearing	$—	$—	$—	$—	$1,240,379	$1,240,379
Interest-bearing:
Transaction	168,809	168,809	224,078	0	—	561,696
Money market savings	225,274	225,274	300,364	0	—	750,912
Passbook savings	92,151	92,151	122,868	0	—	307,170
Time	377,205	96,236	64,998	65,395	—	603,834
Short-term borrowings	590,646	0	0	0	—	590,646
Federal Home Loan Bank advances	0	0	70,000	35,000	—	105,000
Debt financing and notes payable	3,214	0	0	21,429	—	24,643
Other liabilities	—	—	—	—	51,734	51,734
Shareholders’ equity	—	—	—	—	340,371	340,371

Total liabilities and shareholders’ equity	$1,457,299	$582,470	$782,308	$121,824	$1,632,484	$4,576,385

Net (liabilities) assets subject to repricing	(477,472)	(430,933)	(571,132)	2,808,254	(1,328,717)

Cumulative net (liabilities) assets subject to repricing	(477,472)	(908,405)	(1,479,537)	1,328,717	0

      The repricing terms of the table above do not represent contractual principal maturities, but rather principal cash flows available for repricing. The interest rate sensitivity report shown above categorizes interest-bearing transaction deposits and savings deposits as repricing within 30 days. However, it is the experience of Management that the historical interest rate volatility of these interest-bearing transaction and savings deposits can be similar to liabilities with longer repricing dates, depending on market conditions. Moreover, the degree to which these deposits respond to changes in money market rates usually is less than the response of interest-rate sensitivity loans. These factors cause the cumulative net liability position shown above to indicate a much greater degree of liability sensitivity than Management believes reasonably exists based on the additional analysis previously discussed.

Liquidity

      The Company’s principal source of asset liquidity is investment securities available for sale. At December 31, 2003, investment securities available for sale totaled $1.4 billion, representing an increase of

$466 million from December 31, 2002. In addition, at December 31, 2003, the Company had customary lines for overnight borrowings from other financial institutions in excess of $500 million and a $10 million line of credit, under which no amount was outstanding at December 31, 2003. As a member of the Federal Reserve System, the Company also has the ability to borrow from the Federal Reserve. The Company may also borrow from the Federal Home Loan Bank (“FHLB”). Such advances are collateralized with residential real estate loans and securities. At December 31, 2003, the Company had excess collateral providing available borrowing capacity from the FHLB of approximately $144 million. The FHLB is changing capital requirements of member institutions in 2004. Based on these new capital requirements, the Company intends to withdraw as a member of the FHLB. The Company’s short-term debt rating from Fitch Ratings is F1 with a stable outlook. Management expects the Company can access short-term debt financing if desired. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company can access additional long-term debt financing if desired.

      The Company generates significant liquidity from its operating activities. The Company’s profitability during 2003, 2002 and 2001 generated substantial cash flows, which are included in the totals provided from operations of $115.4 million, $90.6 million and $99.7 million, respectively. The operating cash flow in 2003 was more than sufficient to pay for $32.9 million in shareholder dividends and $70.8 million of stock repurchases. In 2002, the operating activities provided a substantial portion of cash for $30.3 million in shareholder dividends and $64.0 million for the Company’s stock repurchase programs. Similarly, in 2001, the operating activities provided a substantial portion of cash for $29.1 million in shareholder dividends and $101.3 million for the Company’s stock repurchase programs.

      In 2003, other financing activities included the net result of a $169.9 million increase in deposits and $240.9 million proceeds from short-term borrowings, reduced by a $67.2 million payment of FHLB advances including a loss on extinguishment of debt. During 2002, other financing activities included $88.1 million proceeds from short-term borrowings and $130.0 million from FHLB advances, reduced by a $24.1 million decrease in deposits. During 2001, other financing activities included $75.0 million in net repayments of short-term borrowings.

      The Company had net cash outflows in its investing activities in all three fiscal years. In 2003, purchases net of sales and maturities of investment securities were $560.4 million, which was in part offset by net repayments of loans of $164.5 million. The investment securities portfolio increase was generally financed by a $169.9 million increase in deposits, and a $240.9 million increase in short-term borrowings. During 2002 purchases net of sales and maturities of investment securities of $201.6 million were reduced by net repayments of loans of $45.3 million and $5.4 million cash obtained in the KSB acquisition, resulting in net cash used of $152.1 million. In 2001 the Company’s investing activities were a net use of cash of $9.2 million. Substantial proceeds from maturing investment securities of $449.8 million were all reinvested, for a net use of cash of $1.3 million. In addition, net disbursements of loans amounted to $7.2 million. Other investing activities used $600 thousand.

      The Company anticipates maintaining its cash levels through the end of 2004 mainly due to increased profitability and retained earnings. It is anticipated that the loan demand will increase moderately. Demand for loans will be dictated by economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand through the end of 2004. The investment securities portfolio is expected to increase. However, due to concerns regarding consumer confidence, possible terrorist attacks, aftermath of the war in the Middle East, and uncertainty in the general economic environment, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue from time to time in 2004.

      The Parent Company’s primary source of liquidity is dividends from the Bank. Dividends from the Bank are subject to certain regulatory limitations. During 2003, 2002 and 2001, WAB declared dividends to the Company of $88, $84 and $81 million, respectively. See Note 15 to the consolidated financial statements.

      The following table sets forth the known contractual obligations of the Company at December 31, 2003:

Contractual Obligations

	At December 31, 2003

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Long-Term Debt Obligations	$3,214	$6,429	$0	$15,000	$24,643
Operating Lease Obligations	5,228	7,306	4,873	1,134	18,541
Purchase Obligations	5,386	10,771	0	0	16,157

Total	$13,828	$24,506	$4,873	$16,134	$59,341

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

      The Company annually repurchases approximately 1.2 to 1.4 million of its shares of Common Stock in the open market with the intention of mitigating the dilutive impact of issuing new shares to meet employee stock awards, option plans, and other ongoing requirements. In addition to these systematic repurchases, other programs have been implemented to optimize the Company’s use of equity capital and enhance shareholder value. In total, the Company repurchased 1.6 million shares in 2003 and 2002 and 2.7 million shares in 2001.

      The Company’s primary capital resource is shareholders’ equity, which decreased $1.1 million or 0.3% from the previous year, the net result of a $6.0 million decline in unrealized gains on securities, $32.9 million in dividends paid and $70.8 million in stock repurchases, substantially mitigated by $95.1 million in profits earned during the year and a $13.5 million in issuance of stock in connection with exercises of employee stock options.

      The ratio of total risk-based capital to risk-adjusted assets rose 0.42% compared with 2002, primarily due to growth in lower risk-adjusted assets. Similarly, tier I risk-based capital to risk-adjusted assets also increased 0.42% compared with 2002.

Capital to Risk-Adjusted Assets

	At December 31,

			Minimum
			Regulatory
	2003	2002	Requirement

Tier I Capital	10.13%	9.71%	4.00%
Total Capital	11.39%	10.97%	8.00%
Leverage ratio	6.85%	7.27%	4.00%

      Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company’s future needs. All ratios are in excess of the regulatory definition of “well capitalized,” which the Company intends to meet.

Financial Ratios

      The following table shows key financial ratios for the periods indicated:

	At December 31,

	2003	2002	2001

Return on average total assets	2.19%	2.17%	2.18%
Return on average shareholders’ equity	29.38%	28.70%	27.17%
Average shareholders’ equity as a percentage of:
Average total assets	7.47%	7.55%	8.04%
Average total loans	13.74%	12.31%	12.58%
Average total deposits	9.43%	9.28%	9.64%
Dividend payout ratio (diluted EPS)	35%	35%	35%

Deposit categories

      The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.

      The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	Years Ended December 31,

	2003			2002			2001

		Percentage			Percentage			Percentage
	Average	of Total		Average	of Total		Average	of Total
	Balance	Deposits	Rate*	Balance	Deposits	Rate*	Balance	Deposits	Rate*

	(Dollars in thousands)
Noninterest bearing demand	$1,173,853	34.2%	—%	$1,075,845	32.9%	—%	$992,182	30.8%	—%
Interest bearing:
Transaction	563,022	16.4%	0.13%	534,190	16.3%	0.29%	514,235	16.0%	0.54%
Savings	1,015,699	29.6%	0.60%	958,421	29.3%	1.09%	846,743	26.3%	2.02%
Time less than $100 thousand	307,054	9.0%	1.68%	334,601	10.2%	2.48%	387,407	12.0%	4.36%
Time $100 thousand or more	370,549	10.8%	1.35%	368,456	11.3%	2.28%	477,035	14.8%	4.36%

Total	$3,430,177	100.0%	0.75%	$3,271,513	100.0%	1.30%	$3,217,602	100.0%	2.59%

*	Rate is computed based on interest-bearing deposits

      During 2003, total average deposits increased by $139 million or 4.2% from 2002 primarily due to an inflow of $98 million of noninterest bearing deposits, increases in interest bearing demand (up $29 million) and savings deposits (up $37 million), partly offset by a $28 million decline in consumer CDs.

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

      The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Deposit Over $100,000 Maturity Distribution

December 31,
2003

(In thousands)
Three months or less	$238,533
Over three through six months	34,055
Over six through twelve months	24,934
Over twelve months	17,731

Total	$315,253

Short-Term Borrowings

      The following table sets forth the short-term borrowings of the Company for the periods indicated:

Short-Term Borrowings Distribution

	At December 31,

	2003	2002	2001

	(In thousands)
Federal funds purchased	$438,500	$146,425	$62,675
Other borrowed funds:
Retail repurchase agreements	152,146	203,311	209,236

Total short term borrowings	$590,646	$349,736	$271,911

      Further detail of other borrowed funds is as follows:

Other Borrowed Funds Balances and Rates Paid

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Outstanding amount:
Average for the year	$156,137	$184,942	$181,483
Maximum during the year	199,276	239,130	210,927
Interest rates:
Average for the year	0.58%	1.34%	3.14%
Average at period end	0.43%	0.77%	1.93%

Noninterest Income

Components of Noninterest Income

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Service charges on deposit accounts	$26,381	$24,447	$23,114
Merchant credit card fees	3,619	3,730	3,993
ATM fees & interchange	2,378	2,396	2,282
Debit card fees	2,125	1,879	1,515
Trust fees	995	1,020	966
Financial services commissions	893	1,315	1,375
Mortgage banking income	851	985	918
Official check sales fees	505	637	1,102
Gains on sale of foreclosed property	122	108	156
Investment securities gains (impairment)	2,443	(4,260)	0
Loss on extinguishment of debt	(2,166)	0	0
Other noninterest income	4,770	4,294	7,234

Total	$42,916	$36,551	$42,655

      Noninterest income increased $6.4 million or 17.4% in 2003 compared to 2002, principally due to higher service charges on deposit accounts and because the 2002 total was reduced by a securities impairment charge of $4.3 million. A $1.9 million increase in service charges resulted from a $2.6 million contribution from a new deposit overdraft program which was introduced in January of 2003, partially offset by a $435 thousand decline in account analysis income and a $130 thousand decrease in checking account activity charges. In 2003, $2.4 million in gains on securities sales were recorded, offsetting a $2.2 million loss on extinguishment of debt to reduce FHLB advances by $65 million. Debit card income grew $246 thousand due to increased usage partially offset by lower debit card processing rates mandated in August. Other noninterest income rose $476 thousand primarily due to $288 thousand in gains on asset sales and a $97 thousand increase in limited partnership distribution, partially reduced by a $90 thousand decrease in interest recoveries on charged-off loans. Decreases in noninterest income included a $422 thousand decline in financial services income due to lower sales of investment products, a $111 thousand decrease in merchant credit card service income due to lower volumes and a higher average interchange rate, a $134 thousand decrease in mortgage banking service fees due to lower investor loan fees and a $132 thousand decrease in official check income due to lower earnings on outstanding checks.

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

Noninterest Expense

Components of Noninterest Expense

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Salaries and wages	$36,631	$37,877	$36,513
Incentive compensation	5,438	6,068	5,404
Other personnel benefits	11,905	11,415	10,973
Occupancy	12,152	11,971	11,943
Data processing	6,121	6,078	6,034
Equipment	5,364	5,873	6,171
Contract courier	3,695	3,642	3,650
Telephone	1,898	1,700	1,917
Professional fees	1,886	1,770	1,626
Postage	1,624	1,601	1,711
Loan expenses	1,322	1,324	1,107
Stationery and supplies	1,301	1,451	1,479
Merchant credit card processing	1,183	1,412	1,465
Advertising and public relations	1,066	1,190	1,406
Operational losses	936	916	986
Amortization of deposit intangibles	743	1,003	1,364
Amortization of goodwill	—	—	1,176
Other	8,438	8,032	7,726

Total	$101,703	$103,323	$102,651

Noninterest expense to revenues (“efficiency ratio”)(FTE)	39.1%	41.0%	41.7%
Average full-time equivalent staff	1,026	1,072	1,082
Total average assets per full-time staff	$4,223	$3,752	$3,565

      Noninterest expense decreased $1.6 million or 1.6% in 2003 compared to 2002. Much of the decrease was due to lower salaries and wages expense, which was down $1.2 million or 3.3%. The cost savings resulted primarily from a 4.3% reduction of work force, partially offset by merit increases granted to continuing staff. Additionally, 2002 included $366 thousand in severance costs relating to the KSB acquisition. The $630 thousand or 10.4% decline in incentive pay was mainly attributable to lower incentives due to slower loan growth. Equipment expense decreased $509 thousand or 8.7% mostly due to lower depreciation. Amortization of intangibles fell $260 thousand or 26.0% largely due to the expiration of the deposit intangibles from a prior acquisition. Stationary and supplies expense declined $150 thousand or 10.4% as a result of bankwide cost reduction efforts and office consolidation. A $229 thousand or 16.2% decline in merchant credit card expense was realized mostly through contract re-negotiation. Advertising and public relations expense was lower by $124 thousand or 10.4% primarily due to lower spending on overall business development.

      Other categories of expense increased from 2002, partially offsetting the decreases outlined above. Other personnel benefits expense rose $490 thousand or 4.3% mainly due to increases in expenses relating to workers compensation insurance, certain retirement benefits and health insurance. Occupancy increased $181 thousand or 1.5% mostly due to higher utility costs and lower sublease income. Telephone expense increased $198 thousand or 11.6% due to cost associated with teller network system upgrades. Professional expense increased $116 thousand or 6.6% and other expense rose $406 thousand or 5.1% mainly due to increases in the Company’s share of low-income housing operating losses (up $213 thousand), internet banking expense, and check card network expense.

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

      The ratio of average assets per full-time equivalent staff was $4.22 million in 2003 compared to $3.75 million and $3.57 million in 2002 and 2001, respectively.

Provision for Income Tax

      The income tax provision (FTE) increased by $2.0 million or 3.5% in 2003 compared to 2002, primarily as a result of a $3.9 million higher FTE adjustment for increased earnings on tax-advantaged investments and loans. The 2003 provision (FTE) of $60.3 million reflects an effective tax rate of 38.8% compared to a provision of $58.2 million in 2002, representing an effective tax rate of 40.0%. The nominal tax rate declined from 32.0% to 29.2%. The decrease in the effective and nominal tax rates primarily relates to income tax credits on low income housing investments and tax-exempt loans.

      The provision for income taxes (FTE) was higher by $2.4 million or 4.3% in 2002 compared to 2001, resulting in a slight increase in the effective tax rate to 40.0% from 39.8%. On the other hand, the nominal tax rate decreased from 32.3% to 32.0%, primarily the result of growth of tax-favored investments and loans.

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

Item 8.	Financial Statements and Supplementary Data

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

	Balances as of December 31,

	2003	2002

	(In thousands)
ASSETS
Cash and cash equivalents (Note 15)	$189,628	$222,577
Money market assets	534	633
Investment securities available for sale (Note 2)	1,413,911	947,848
Investment securities held to maturity; market values of $542,729 in 2003 and $450,771 in 2002 (Note 2)	535,377	438,985
Loans, net of an allowance for loan losses of:
$53,910 in 2003 and $54,227 in 2002 (Notes 3, 4 and 14)	2,269,420	2,440,411
Other real estate owned	90	381
Premises and equipment, net (Note 5)	35,748	37,396
Interest receivable and other assets (Note 9)	131,677	136,636

Total Assets	$4,576,385	$4,224,867

LIABILITIES
Deposits:
Noninterest bearing	$1,240,379	$1,146,828
Interest bearing:
Transaction	561,696	559,875
Savings	1,058,082	952,319
Time (Notes 2 and 6)	603,834	635,043

Total deposits	3,463,991	3,294,065

Short-term borrowed funds (Notes 2 and 6)	590,646	349,736
Federal Home Loan Bank advances (Note 6)	105,000	170,000
Notes Payable (Note 6)	24,643	24,607
Liability for interest, taxes and other expenses (Note 9)	51,734	44,960

Total Liabilities	4,236,014	3,883,368

Shareholders’ Equity (Notes 7, 8 and 15)
Common Stock (no par value) Authorized — 150,000 shares Issued and outstanding — 32,287 in 2003 and 33,411 in 2002	220,285	217,198
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net	13,191	19,152
Retained earnings	106,895	105,149

Total Shareholders’ Equity	340,371	341,499

Total Liabilities and Shareholders’ Equity	$4,576,385	$4,224,867

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	data)
Interest Income
Loans	$152,758	$174,810	$194,432
Money market assets and funds sold	8	12	24
Investment securities:
Available for sale
Taxable	34,336	32,426	36,813
Tax-exempt	15,263	14,960	13,482
Held to maturity
Taxable	6,387	6,810	4,572
Tax-exempt	14,741	8,615	7,733

Total Interest Income	223,493	237,633	257,056

Interest Expense
Transaction deposits	727	1,533	2,769
Savings deposits	6,091	10,409	17,127
Time deposits (Note 6)	10,167	16,703	37,692
Short-term borrowed funds (Note 6)	3,415	3,524	9,060
Federal Home Loan Bank advances	5,318	5,225	223
Debt financing and notes payable (Note 6)	1,479	1,788	2,016

Total Interest Expense	27,197	39,182	68,887

Net Interest Income	196,296	198,451	188,169
Provision for loan losses (Note 3)	3,300	3,600	3,600

Net Interest Income After Provision for Loan Losses	192,996	194,851	184,569

Noninterest Income
Service charges on deposit accounts	26,381	24,446	23,114
Merchant credit card	3,619	3,730	3,993
Financial services commissions	893	1,315	1,375
Mortgage banking	851	985	918
Trust fees	995	1,020	966
Securities gains (impairment)	2,443	(4,278)	0
Loss on extinguishment of debt	(2,166)	0	0
Other	9,900	9,333	12,289

Total Noninterest Income	42,916	36,551	42,655

Noninterest Expense
Salaries and related benefits (Note 13)	53,974	55,360	52,890
Occupancy (Notes 5 and 11)	12,152	11,971	11,943
Furniture and equipment (Notes 5 and 11)	5,364	5,873	6,171
Data processing	6,121	6,078	6,034
Contract courier	3,695	3,643	3,650
Professional fees	1,886	1,770	1,626
Other real estate owned	46	143	166
Other	18,465	18,485	20,171

Total Noninterest Expense	101,703	103,323	102,651

Income Before Income Taxes	134,209	128,079	124,573
Provision for income taxes (Note 9)	39,146	40,941	40,294

Net Income	$95,063	$87,138	$84,279

Comprehensive Income, net:
Change in unrealized gain on securities available for sale, net	(5,961)	7,252	4,731

Comprehensive Income	$89,102	$94,390	$89,010

Average Shares Outstanding	32,849	33,686	35,213
Diluted Average Shares Outstanding	33,369	34,225	35,748
Per Share Data (Note 7)
Basic earnings	$2.89	$2.59	$2.39
Diluted earnings	2.85	2.55	2.36
Dividends paid	1.00	0.90	0.82

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

		Accumulated
		Other
	Common	Comprehensive	Retained
	Stock	Income (Loss)	Earnings	Total

	(In thousands)
December 31, 2000	$206,952	$7,169	$123,626	$337,747
Net income for the year 2001			84,279	84,279
Stock issued, including stock option tax benefits	17,987			17,987
Purchase and retirement of stock	(15,865)		(85,448)	(101,313)
Dividends			(29,072)	(29,072)
Unrealized gain on securities available for sale, net		4,731		4,731

December 31, 2001	209,074	11,900	93,385	314,359
Net income for the year 2002			87,138	87,138
Stock issued in connection with purchase of Kerman State Bank	14,620			14,620
Other stock issued, including stock option tax benefits	12,425			12,425
Purchase and retirement of stock	(18,921)		(45,112)	(64,033)
Dividends			(30,262)	(30,262)
Unrealized gain on securities available for sale, net		7,252		7,252

December 31, 2002	217,198	19,152	105,149	341,499
Net income for the year 2003			95,063	95,063
Other stock issued, including stock option tax benefits	13,474			13,474
Purchase and retirement of stock	(10,387)		(60,382)	(70,769)
Dividends			(32,935)	(32,935)
Unrealized loss on securities available for sale, net		(5,961)		(5,961)

December 31, 2003	$220,285	$13,191	$106,895	$340,371

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities:
Net income	$95,063	$87,138	$84,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	3,993	4,507	4,899
Amortization of intangibles and other assets	1,944	1,989	3,343
Loan loss provision	3,300	3,600	3,600
Amortization of deferred net loan fees	249	420	1,330
(Increase) decrease in interest income receivable	(269)	501	6,304
Decrease (increase) in other assets	57,671	(10,103)	(5,028)
Increase (decrease) in income taxes payable	6,550	(833)	4,210
Decrease in interest expense payable	(1,027)	(1,724)	(5,072)
(Decrease) increase in other liabilities	(53,279)	71	2,751
Gain on sale of securities	(2,443)	(18)	0
Loss on extinguishment of debt	2,166	0	0
Net loss (gain)on sales/write-down of fixed assets	142	558	(330)
Originations of loans for resale	(9,113)	(12,431)	(5,329)
Net proceeds from sale of loans originated for resale	10,233	12,605	4,848
Net gain on sale of property acquired in satisfaction of debt	(122)	(108)	(156)
Write-downs of other real estate owned	307	126	78
Impairment of investment securities	0	4,260	0

Net Cash Provided by Operating Activities	115,365	90,558	99,727

Investing Activities
Net cash obtained in mergers and acquisitions	0	5,368	0
Net repayments (disbursements) of loans	164,521	45,346	(7,245)
Purchases of money market assets	0	0	(284)
Purchases of investment securities available for sale	(1,072,090)	(1,618,742)	(447,295)
Purchases of investment securities held to maturity	(371,037)	(272,184)	(3,861)
Purchases of property, plant and equipment	(4,345)	(2,103)	(4,060)
Proceeds from maturity/calls of securities available for sale	496,011	1,629,286	427,114
Proceeds from maturity/calls of securities held to maturity	233,580	58,993	22,727
Proceeds from sale of securities available for sale	153,128	1,000	651
Proceeds from sale of property and equipment	1,859	548	1,147
Proceeds from sale of other real estate owned	1,882	391	1,941

Net Cash Used In Investing Activities	(396,491)	(152,097)	(9,165)

Financing Activities
Net increase (decrease) in deposits	169,925	(24,137)	(1,406)
Net increase (decrease) in short-term borrowings	240,910	88,100	(75,031)
Repayments to the FHLB	(67,166)	0	0
Advances from the FHLB	0	130,000	0
Advances (repayments) of notes payable	36	(3,214)	(3,215)
Exercise of stock options/issuance of shares	8,176	8,480	12,175
Retirement of common stock including repurchases	(70,769)	(64,033)	(101,313)
Dividends paid	(32,935)	(30,262)	(29,072)

Net Cash Provided By (Used In) Financing Activities	248,177	104,934	(197,862)

Net (Decrease) Increase In Cash and Cash Equivalents	(32,949)	43,395	(107,300)
Cash and Cash Equivalents at Beginning of Year	222,577	179,182	286,482

Cash and Cash Equivalents at End of Year	$189,628	$222,577	$179,182

Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$1,800	$375	$321
Unrealized (loss) gain on securities available for sale, net	(5,961)	7,252	4,731
The acquisition of Kerman State Bank involved the following:
Common Stock issued	0	14,620	0
Liabilities assumed	0	85,085	0
Fair value of assets acquired, other than cash and cash equivalents	0	(89,170)	0
Core deposit intangible	0	(2,500)	0
Goodwill	0	(2,667)	0
Net Cash and Cash Equivalents Received	0	5,368	0
Supplemental disclosure of cash flow activity:
Interest paid for the period	26,547	40,858	73,959
Income tax payments for the period	33,146	40,272	37,488

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Business and Accounting Policies

      Westamerica Bancorporation, a registered bank holding company (the “Company”), provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (the “Bank”). The Bank is subject to competition from both financial and nonfinancial institutions and to the regulations of certain agencies and undergoes periodic examinations by those regulatory authorities.

Summary of Significant Accounting Policies

      The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The following is a summary of significant policies used in the preparation of the accompanying financial statements.

      Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, as discussed below under “Allowance for Loan Losses”.

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all the Company’s subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company does not maintain or conduct transactions with any unconsolidated special purpose entities.

      Business Combinations. In a business combination, the results of operations of the acquired entity are included from the date of acquisition. Assets and liabilities of the entity acquired are recorded at fair value on the date of acquisition and goodwill is recorded as the excess of the purchase price over the fair value of the net assets (including identifiable intangibles such as core deposits) acquired. See “Intangible Assets” below.

      Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are generally 90 days or less from maturity, presenting insignificant risk of changes in value because of interest rate volatility.

      Securities. Investment securities consist of debt securities of the U.S. Treasury, federal agencies, states, counties and municipalities, corporations, mortgage-backed securities, and equity securities. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Securities transactions are recorded on a trade date basis. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. Securities not included in trading or held to maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of shareholders’ equity until realized. The unrealized gains and losses included in the separate component of shareholders’ equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premiums or discounts on the associated security.

      A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary, results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on an individual-security basis to determine whether such declines in value should be considered “other than temporary” and therefore be

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.

      Purchase premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized in interest income upon disposition of the related security. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale or held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

      Loans. Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees. Interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal. Certain consumer loans or auto and credit card receivables are charged to the allowance when they become 120 days past due. Nonrefundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the estimated respective loan lives. Other fees, including those collected upon principal prepayments, are included in interest income when received. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an individual loan basis. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. Income recognition on impaired loans conforms to that used on nonaccrual loans.

      Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions; the quality of lending management and staff; credit quality trends; concentrations of credit; and external competitive issues.

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

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For comparison purposes, the following table reconciles the Company’s reported earnings to earnings adjusted to exclude goodwill amortization (dollars in thousands, except per share data):

	2003	2002	2001

Net Income —
As reported	$95,063	$87,138	$84,279
Goodwill Amortization	0	0	1,176

Adjusted	$95,063	$87,138	$85,455

Basic Earnings Per Share —
As reported	$2.89	$2.59	$2.39
Goodwill Amortization	0.00	0.00	0.03

Adjusted	$2.89	$2.59	$2.42

Diluted Earnings Per Share —
As reported	$2.85	$2.55	$2.36
Goodwill Amortization	0.00	0.00	0.03

Adjusted	$2.85	$2.55	$2.39

      Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment. The Company was required to adopt the provisions of Statement 141 immediately upon issuance and Statement 142 effective January 1, 2002. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination is no longer amortized, but is periodically evaluated for impairment in accordance with the appropriate accounting literature. The Company was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment within the first interim period and recognize any impairment loss measured as of the date of adoption as the cumulative effect of a change in accounting principle in the period. The Company did not have any transitional impairment losses.

      The following table summarizes the Company’s goodwill and core deposit intangible assets as of January 1 and December 31, 2003 (dollars in thousands):

	At			At
	January 1,			December 31,
	2003	Additions	Reductions	2003

Goodwill	$22,968	$0	$0	$22,968
Accumulated Amortization	(3,972)	0	0	(3,972)

Net	$18,996	$0	$0	$18,996

Core Deposit Intangibles	$7,783	$0	$0	$7,783
Accumulated Amortization	(3,603)	0	742	(4,345)

Net	$4,180	$0	$742	$3,438

      At December 31, 2003, the estimated amortization of core deposit intangibles, in thousands of dollars, annually through 2008 is $543, $469, $427, $427 and $427, respectively. The weighted average amortization period for core deposit intangibles is 7.8 years.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Impairment of Long-Lived Assets. The Company reviews its long-lived assets and certain intangibles for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

      Stock Options. As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation”, the Company accounts for its stock option plans using the intrinsic value method. Accordingly, compensation expense is recorded on the grant date only if the current price of the underlying stock exceeds the exercise price of the option. Had compensation cost been determined based on the fair value method established by SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

	(In thousands, except per share
	data)
Compensation cost based on fair value method, net of tax effect	$2,388	$3,600	$4,096
Net income:
As reported	$95,063	$87,138	$84,279
Pro forma	92,675	83,538	80,183
Basic earnings per share:
As reported	$2.89	$2.59	$2.39
Pro forma	2.82	2.48	2.28
Diluted earnings per share:
As reported	2.85	2.55	2.36
Pro forma	2.78	2.44	2.24

      Earnings Per Share. Basic earnings per share are computed by dividing net income by the average number of shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the average number of shares outstanding during the year plus the impact of dilutive common stock equivalents (e.g. stock options outstanding).

      Extinguishment of Debt. Gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in noninterest income.

      Other. Securities and other property held by the Bank in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2:     Investment Securities

      The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2003, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government agencies and corporations	$963,922	$4,325	$(6,520)	$961,727
Obligations of States and political subdivisions	260,790	17,655	(52)	278,393
Asset-backed securities	12,926	66	(2)	12,990
Corporate bonds	69,703	3,721	0	73,424
Other securities	83,809	6,697	(3,129)	87,377

Total	$1,391,150	$32,464	$(9,703)	$1,413,911

      The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2003, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government agencies and corporations	$98,287	$939	$(1,112)	$98,114
Obligations of States and political subdivisions	417,984	10,642	(3,112)	425,514
Asset-backed securities	6,322	18	(23)	6,317
Other securities	12,784	0	0	12,784

Total	$535,377	$11,599	$(4,247)	$542,729

      The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2002, follows:

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

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2002, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government agencies and corporations	$201,486	$2,484	$(611)	$203,359
Obligations of States and political subdivisions	212,569	10,029	(236)	222,362
Asset-backed securities	9,769	119	0	9,888
Other securities	15,161	0	0	15,161

Total	$438,985	$12,632	$(847)	$450,770

      The amortized cost and estimated market value of securities at December 31, 2003, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held to
	for Sale		Maturity

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(In thousands)
Maturity in years:
1 year or less	$60,907	$61,748	$10,402	$10,596
1 to 5 years	515,112	519,932	64,067	66,240
5 to 10 years	189,548	199,334	52,963	56,149
Over 10 years	74,090	78,842	296,874	298,846

Subtotal	839,657	859,856	424,306	431,831
Mortgage-backed	467,684	466,678	98,287	98,114
Other securities	83,809	87,377	12,784	12,784

Total	$1,391,150	$1,413,911	$535,377	$542,729

      Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2003 and 2002, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2003, follows:

	Less Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Securities of U.S. Government agencies and corporations	$420,899	$(6,520)	$23	$0	$420,922	$(6,520)
Obligations of States and political subdivisions	880	(5)	1,711	(47)	2,591	(52)
Asset-backed securities	737	(2)	0	0	737	(2)
Corporate bonds	0	0	0	0	0	0
Other securities	55,503	(2,609)	4,480	(520)	59,983	(3,129)

Subtotal, debt securities	478,019	(9,136)	6,214	(567)	484,233	(9,703)
Common stock	0	0	0	0	0	0

Total	$478,019	$(9,136)	$6,214	$(567)	$484,233	$(9,703)

      An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2003, follows:

	Less Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Securities of U.S. Government agencies and corporations	$52,834	$(936)	$5,045	$(176)	$57,879	$(1,112)
Obligations of States and political subdivisions	131,397	(3,067)	5,160	(45)	136,557	(3,112)
Asset-backed securities	3,603	(23)	0	0	3,603	(23)
Corporate bonds	0	0	0	0	0	0
Other securities	0	0	0	0	0	0

Subtotal, debt securities	187,834	(4,026)	10,205	(221)	198,039	(4,247)
Common stock	0	0	0	0	0	0

Total	$187,834	$(4,026)	$10,205	$(221)	$198,039	$(4,247)

      No declines in value were considered to be “other than temporary” during 2003.

      As of December 31, 2003, $722.4 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $694.8 million in 2002. The Bank is a member of the Federal Reserve Bank and holds Federal Reserve Bank stock stated at cost of $6.3 million for both as of December 31, 2003 and 2002. The Bank is also a member of the Federal Home Loan Bank and holds stock carried at cost of $6.3 million and $8.7 million at December 31, 2003 and 2002.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3: Loans and Allowance for Loan Losses

      Loans at December 31 consisted of the following:

	2003	2002

	(In thousands)
Commercial	$619,317	$631,405
Real estate-commercial	810,328	957,398
Real estate-construction	38,019	45,547
Real estate-residential	347,794	330,460

Total real estate loans	1,196,141	1,333,405
Installment and personal	507,911	530,054
Unearned income	(39)	(226)

Gross loans	2,323,330	2,494,638
Allowance for loan losses	(53,910)	(54,227)

Net loans	$2,269,420	$2,440,411

      There were no loans originated for resale at December 31, 2003 while there were loans of $443 thousand that were included in real estate-residential at December 31, 2002. The cost of the loans approximates market value.

      The following summarizes the allowance for loan losses of the Company for the periods indicated:

	2003	2002	2001

	(In thousands)
Balance at January 1,	$54,227	$52,086	$52,279
Provision for loan losses	3,300	3,600	3,600
Loans charged off	(6,833)	(6,225)	(7,453)
Recoveries of loans previously charged off	3,216	2,716	3,660
Acquisition	—	2,050	—

Balance at December 31,	$53,910	$54,227	$52,086

      At December 31, 2003, the recorded investment in loans for which impairment was recognized totaled $1.7 million compared to $1.1 million at December 31, 2002. Total reserves allocated to these loans at December 31 were $623 thousand in 2003 and $1.1 million in 2002. For the year ended December 31, 2003, the average recorded net investment in impaired loans was approximately $1.8 million compared to $1.3 million and $4.9 million, respectively, for the years ended December 31, 2002 and 2001. In general, the Company does not recognize any interest income on troubled debt restructuring or on loans that are classified as nonaccrual. The Company had no troubled debt restructurings at December 31, 2003. For other impaired loans, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Nonaccrual loans at December 31, 2003 and 2002 were $7.4 million and $9.2 million, respectively. The following is a summary of the effect of nonaccrual loans on interest income for the years ended December 31:

	2003	2002	2001

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$527	$629	$673
Less: Interest income recognized on nonaccrual loans	(592)	(489)	(632)

Total effect on interest income	$(65)	$140	$41

      There were no commitments to lend additional funds to borrowers whose loans are included above.

Note 4:     Concentration of Credit Risk

      The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $40.7 million and $40.8 million at December 31, 2003 and 2002, respectively. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75% on commercial real estate loans and no greater than 80% percent on residential real estate loans unless covered by mortgage insurance.

Note 5:     Premises and Equipment

      Premises and equipment as of December 31 consisted of the following:

		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value

	(In thousands)
2003
Land	$8,834	$—	$8,834
Buildings and improvements	32,634	(13,566)	19,068
Leasehold improvements	5,256	(3,280)	1,976
Furniture and equipment	10,432	(4,562)	5,870

Total	$57,156	$(21,408)	$35,748

2002
Land	$9,486	$—	$9,486
Buildings and improvements	34,321	(12,944)	21,377
Leasehold improvements	5,199	(3,190)	2,009
Furniture and equipment	12,418	(7,894)	4,524

Total	$61,424	$(24,028)	$37,396

      Depreciation and amortization included in noninterest expense amounted to $4.0 million in 2003, $4.5 million in 2002, and $4.9 million in 2001.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:     Deposits and Borrowed Funds

      Notes payable, including the unsecured obligations of the Company, as of December 31, 2003 and 2002, were as follows:

	2003	2002

	(In thousands)
Senior note, issued by Westamerica Bancorporation, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity	$15,000	0
Senior notes, issued by Westamerica Bancorporation, originated in February 1996 and maturing February 1, 2006. Interest of 7.11% per annum is payable semiannually on February 1 and August 1, with annual principal payments commencing February 1, 2000 and the remaining principal amount due at maturity	9,643	12,857
Subordinated note, issued by Westamerica Bank, originated in December 1993 and matured on September 30, 2003. Interest of 6.99% per annum is payable semiannually on March 31 and September 30, with original principal payment due at maturity	0	11,750

Total notes payable	$24,643	$24,607

      The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company has either obtained waivers or is currently in compliance with all of the covenants in the senior notes indenture.

      Short-term borrowed funds include federal funds purchased, business customers’ sweep accounts, securities sold with repurchase agreements, and outstanding amounts under lines of credit. Federal funds purchased were $438.5 million and $146.4 million, respectively, at December 31, 2003 and 2002. Average outstanding balances were $222.2 million and $64.5 million, respectively, during 2003 and 2002. The weighted average interest rate paid was 1.13% in 2003 and 1.61% in 2002.

      Sweep accounts totaled $149.5 million and $198.5 million at December 31, 2003 and 2002, respectively. Average outstanding balances were $150.3 million and $173.6 million, respectively, during 2003 and 2002. The weighted average interest rate paid was 0.56% in 2003 and 1.29% in 2002.

      Securities sold with repurchase agreements were $2.7 million at December 31, 2003 and $3.0 million at December 31, 2002. Average outstanding balances were $5.8 million and $11.4 million, respectively, during 2003 and 2002. The weighted average interest rate paid was 1.32% in 2003 and 2.04% in 2002. Securities under these repurchase agreements are held in the custody of independent securities brokers.

      The Company has a line of credit amounting to $10.0 million, under which no amount was outstanding at December 31, 2003. Outstanding advances totaled $1.8 million at December 31, 2002. Average outstanding advances were $2.6 million and $7.1 million, respectively, during 2003 and 2002. The weighted average interest rate paid was 1.88% in 2003 and 2.44% in 2002. Compensating balance arrangements are not significant to the operations of the Company.

      Federal Home Loan Bank advances were $105.0 million and $170.0 million, respectively, at December 31, 2003 and 2002. Such advances ranged in maturity from 0.8 years to 1.7 years at a weighted average interest rate of 3.68% at December 31, 2003. Maturity ranged from 1.8 years to 2.8 years at a weighted average interest rate of 3.74% at December 31, 2002. Average outstanding balances were $138.6 million and

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$142.3 million, respectively, during 2003 and 2002. The weighted average interest rate paid was 3.69% in 2003 and 3.72% in 2002.

      At December 31, 2003 and 2002, the Bank had $315.3 million and $314.3 million, respectively, in time deposit accounts in excess of $100 thousand. Average outstanding balances were $205.0 million and $228.8 million, respectively, during 2003 and 2002. The weighted average interest rate paid was 1.47% in 2003 and 2.16% in 2002. Interest paid on these time deposit accounts in 2003, 2002 and 2001 was $5.0 million, $8.4 million and $20.8 million, respectively.

Note 7:     Shareholders’ Equity

      In 1995, the Company adopted the 1995 Stock Option Plan. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of the plan, on January 1 of each year beginning in 1995, 2% of the Company’s issued and outstanding shares of common stock will be reserved for granting. At December 31, 2003, 2002, and 2001, approximately 1.6 million, 1.5 million and 1.4 million shares, respectively, were available for issuance. Options are granted with an exercise price equal to fair market value of the related common stock and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. A Restricted Performance Share (“RPS”) grant becomes vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.

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

      Stock Options. A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates, follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of shares	Price	of shares	Price	of shares	Price

Outstanding at beginning of year	2,812,127	$30	2,670,544	$27	2,914,131	$24
Granted	577,880	41	615,420	39	562,850	39
Acquisitions converted	—	—	15,562	27	—	—
Exercised	(417,112)	20	(362,202)	23	(607,872)	20
Forfeited	(378)	56	(127,197)	33	(198,565)	32

Outstanding at end of year	2,972,517	$33	2,812,127	$30	2,670,544	$27

Options exercisable at end of year	1,900,330	$30	1,787,843	$27	1,575,612	$24

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding at December 31, 2003 and 2002:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable at	Exercise
Price	at 12/31/2003	Life (yrs)	Price	12/31/2003	Price

2003
$10 – 15	35,638	2.0	$11	35,638	$11
15 – 19	126,887	2.0	15	126,887	15
19 – 20	154,030	2.9	19	154,030	19
20 – 24	442,576	6.0	24	442,579	24
32 – 33	333,270	4.1	33	333,270	33
33 – 35	385,530	5.1	35	385,530	35
35 – 40	916,206	7.6	39	421,896	39
40 – 55	578,380	9.0	41	500	48

$10 – 55	2,972,517	6.4	$33	1,900,330	$30

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable at	Exercise
Price	at 12/31/2002	Life (yrs)	Price	12/31/2002	Price

2002
$ 3 – 9	1,602	1.0	$6	1,602	$6
9 – 10	92,745	1.0	9	92,745	9
10 – 15	108,488	2.4	11	108,488	11
15 – 19	145,920	3.1	15	145,920	15
19 – 20	187,270	4.1	19	187,270	19
20 – 24	568,534	7.1	24	354,744	24
32 – 33	357,900	5.1	33	357,900	33
33 – 35	400,240	6.1	35	400,240	35
35 – 60	949,428	8.6	39	138,934	39

$ 3 – 60	2,812,127	6.4	$30	1,787,843	$27

      Restricted Performance Shares. A summary of the status of the Company’s RPSs as of December 31, 2003, 2002, and 2001, and changes during the years ended on those dates, follows:

	2003	2002	2001

Outstanding at beginning of year	57,550	61,470	73,760
Granted	20,720	19,520	24,540
Exercised	(24,370)	(19,908)	(22,373)
Forfeited	0	(3,532)	(14,457)

Outstanding at end of year	53,900	57,550	61,470

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, 2002, and 2001, the RPSs had a weighted-average contractual life of 1.3, 1.1, and 1.3 years, respectively. The compensation cost that has been charged against income for the Company’s RPSs granted was $1.8 million, $1.8 million, and $1.4 million for 2003, 2002, and 2001, respectively. There were no stock appreciation rights or incentive stock options granted in 2003, 2002, and 2001.

      No compensation cost has been recognized for stock options. However, the fair value of each non-qualified stock option grant is estimated on the date of the grant using an option pricing model with the following assumptions used for calculating weighted-average non-qualified stock option grants in 2003, 2002, and 2001:

	2003	2002	2001

Expected dividend yield	2.46%	1.68%	2.58%
Expected volatility	17	20	20
Risk-free interest rate	3.30%	4.60%	5.23%
Expected lives	7.0 years	7.0 years	7.0 years

      The weighted-average grant date fair values of non-qualified stock options granted during 2003, 2002, and 2001, were $5.79, $8.62, and $8.58, respectively.

      A reconciliation of the diluted EPS computation to the amounts used in the basic EPS computation for the years ended December 31, are as follows:

	Net	Number	Per Share
	Income	of Shares	Amount

	(In thousands,
	except per share data)
2003
Basic EPS:
Income available to common shareholders	$95,063	32,849	$2.89
Effect of dilutive securities:
Stock options outstanding	—	520	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$95,063	33,369	$2.85

2002
Basic EPS:
Income available to common shareholders	$87,138	33,686	$2.59
Effect of dilutive securities:
Stock options outstanding	—	539	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$87,138	34,225	$2.55

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net	Number	Per Share
	Income	of Shares	Amount

	(In thousands,
	except per share data)
2001
Basic EPS:
Income available to common shareholders	$84,279	35,213	$2.39
Effect of dilutive securities:
Stock options outstanding	—	535	—
Diluted EPS:
Income available to common shareholders plus assumed conversions	$84,279	35,748	$2.36

      Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2003, no shares of Class B Common Stock or Preferred Stock had been issued.

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

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

      As of December 31, 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

      The following table shows capital ratios for the Company and the Bank as of December 31, 2003 and 2002:

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
2003
Total Capital (to risk-weighted assets)
Consolidated Company	$342,627	11.39%	$240,604	8.00%	$300,755	10.00%
Westamerica Bank	332,643	11.18%	237,921	8.00%	297,401	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	304,734	10.13%	120,302	4.00%	180,453	6.00%
Westamerica Bank	289,166	9.72%	118,960	4.00%	178,441	6.00%
Leverage Ratio *
Consolidated Company	304,734	6.66%	178,057	4.00%	222,571	5.00%
Westamerica Bank	289,166	6.54%	176,898	4.00%	221,122	5.00%

2002
Total Capital (to risk-weighted assets)
Consolidated Company	$339,115	10.97%	$247,286	8.00%	$309,108	10.00%
Westamerica Bank	328,518	10.73%	244,829	8.00%	306,036	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	300,159	9.71%	123,643	4.00%	185,465	6.00%
Westamerica Bank	283,944	9.28%	122,414	4.00%	183,622	6.00%
Leverage Ratio *
Consolidated Company	300,159	7.27%	165,139	4.00%	206,423	5.00%
Westamerica Bank	283,944	6.92%	164,029	4.00%	205,037	5.00%

*	The leverage ratio consists of Tier 1 capital divided by quarterly average assets. The minimum leverage ratio guideline is 3.00% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The components of the net deferred tax asset as of December 31 are as follows:

	2003	2002

	(In thousands)
Deferred tax asset
Allowance for loan losses	$22,619	$22,698
State franchise taxes	4,224	4,236
Deferred compensation	6,556	5,761
Real estate owned	53	50
Net operating loss carryforwards	81	190
Interest on nonaccrual loans	506	338
Other reserves	619	577
Impaired asset writedown	0	1,791
Other	1,938	1,610

Subtotal deferred tax asset	36,596	37,251
Valuation allowance	0	0

Total deferred tax asset	36,596	37,251

Deferred tax liability Net deferred loan costs	320	699
Fixed assets	926	1,644
Intangible assets	969	1,096
Securities available for sale	9,570	13,895
Leases	1,349	1,333
Other	346	346

Total deferred tax liability	13,480	19,013

Net deferred tax asset	$23,116	$18,238

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

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

	2003	2002	2001

	(In thousands)
Current income tax expense:
Federal	$26,182	$30,460	$28,678
State	13,517	15,215	13,293

Total current	39,699	45,675	41,971

Deferred income tax (benefit) expense:
Federal	(542)	(3,150)	(1,087)
State	(11)	(1,584)	(590)

Total deferred	(553)	(4,734)	(1,677)

Provision for income taxes	$39,146	$40,941	$40,294

      The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate of 35% to income before taxes, as follows:

	2003	2002	2001

	(In thousands)
Federal income taxes due at statutory rate	$46,973	$44,828	$43,601
(Reductions) increases in income taxes resulting from:
Interest on state and municipal securities not taxable for federal income tax purposes	(12,921)	(10,913)	(9,818)
State franchise taxes, net of federal income tax benefit	8,779	8,861	8,257
Costs related to acquisitions	—	55	—
Low income housing tax credits	(1,749)	(1,646)	(1,274)
Other	(1,936)	(244)	(472)

Provision for income taxes	$39,146	$40,941	$40,294

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

	2003	2002

	(In thousands)
Cash and cash equivalents	$189,628	$222,577
Money market assets	534	633
Interest and taxes receivable	61,485	63,338
Noninterest bearing and interest-bearing transaction and savings deposits	2,860,157	2,659,022
Short-term borrowed funds	590,646	349,736
Interest payable	2,075	3,102

      The fair values at December 31 of the following financial instruments were estimated using quoted market prices:

	2003		2002

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Investment securities available for sale	$1,413,911	$1,413,911	$947,848	$947,848
Investment securities held to maturity	535,377	542,729	438,985	450,770

      Loans were separated into two groups for valuation. Variable rate loans, except for those described below which reprice frequently with changes in market rates, were valued using historical data. Fixed rate loans and variable rate loans that have reached their maximum rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $53.9 million allowance for loan losses in 2003 and $54.2 million in 2002 were applied against the estimated fair values to recognize future defaults of contractual cash flows. The book values and the estimated fair values of loans at December 31 were:

	2003		2002

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Loans	$2,269,420	$2,282,364	$2,440,411	$2,531,162

      The fair values of time deposits and notes were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values at December 31 were:

	2003		2002

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Time deposits	$603,834	$605,491	$635,043	$637,940
Federal Home Loan Bank advances	105,000	105,838	170,000	172,643
Notes payable	24,643	24,312	24,607	26,975

      The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 11: Lease Commitments

      Thirty banking offices and a centralized administrative service center are owned and sixty-eight facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases,

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.

      Minimum future rental payments, net of sublease income, at December 31, 2003, are as follows:

(In thousands)
2004	$5,228
2005	3,848
2006	3,458
2007	2,438
2008	2,435
Thereafter	1,134

Total minimum lease payments	$18,541

      Total rentals for premises and equipment, net of sublease income, included in noninterest expense were $4.5 million in 2003, $4.3 million in 2002 and $4.4 million in 2001.

Note 12: Commitments and Contingent Liabilities

      Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $393.4 million and $411.8 million at December 31, 2003 and 2002, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $24.1 million and $18.8 million at December 31, 2003 and 2002, respectively.

      Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations.

Note 13: Retirement Benefit Plans

      The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Contributions as determined by the Board of Directors and charged to noninterest expense were $1.6 million in 2003 and 2002, and $1.5 million in 2001.

      In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/ Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions charged to compensation expense were $1.5 million in 2003, 2002, and 2001.

      The Company continues to use an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to employees electing early retirement, for the period from the date of retirement until age 65. The Company pays a portion of these early retirees’ insurance premiums which are determined at their date of retirement. The Company reimburses Medicare Part B premiums for all retirees and spouses over age 65. Beginning in 2004, the Company will

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimburse 50 percent of Medicare Part B premiums for retirees and spouses over 65. The Company uses a September 30 measurement date for determining post-retirement benefit calculations.

      The following table sets forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the Post-retirement Benefit Plan and the change in the benefit obligation as of December 31:

	2003	2002	2001

	(In thousands)
Service cost	$14	$207	$261
Interest cost	169	172	155
Amortization of unrecognized transition obligation	61	61	61

Net periodic cost	$244	$440	$477

Change in benefit obligation
Benefit obligation at beginning of year	$3,222	$2,967	$2,675
Service cost	14	207	261
Interest cost	169	172	155
Benefits paid	(143)	(124)	(124)

Benefit obligation at end of year	$3,262	$3,222	$2,967

Accumulated post retirement benefit obligation attributable to:
Retirees	$2,214	$2,315	$2,070
Fully eligible participants	813	735	700
Other	235	172	197

Total	$3,262	$3,222	$2,967

Fair value of plan assets	—	—	—

Accumulated post retirement benefit obligation in excess of plan assets	$3,262	$3,222	$2,967

Comprised of:
Unrecognized transition obligation	$857	$918	$979
Recognized post-retirement obligation	2,405	2,304	1,988

Total	$3,262	$3,222	$2,967

Additional Information

Assumptions

	2003	2002	2001

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31
Discount rate	5.25%	5.80%	5.80%

      The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 7.00 percent for 2004 and beyond.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2003 results:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

	(In thousands)
Effect on total service and and interest cost components	$172	$(142)
Effect on post-retirement benefit obligation	566	(453)

Note 14: Related Party Transactions

      Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Bank during 2003 and 2002. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2003 and 2002:

	2003	2002

	(In thousands)
Beginning balance	$2,054	$2,022
Originations	662	517
Payoffs/principal payments	(385)	(337)
Other changes *	0	(148)

At December 31,	$2,331	$2,054

Percent of total loans outstanding	0.10%	0.08%

*	Other changes include loans to former directors and executive officers who are no longer related parties.

Note 15: Regulatory Matters

      Payment of dividends to the Company by the Bank is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank sought and obtained approval to pay to the Company dividends of $87.8 million in excess of net profits as defined. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2003, $174.2 million was available for payment of dividends by the Company to its shareholders. The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $18.8 million in 2003 and $12.9 million in 2002.

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16: Westamerica Bancorporation (Parent Company Only)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Dividends from subsidiaries	$91,390	$87,449	$88,155
Interest income	289	204	611
Other income	5,660	5,819	7,179

Total income	97,339	93,472	95,945

Interest on borrowings	892	1,113	1,186
Salaries and benefits	6,790	6,615	6,262
Other expense	2,394	2,594	2,185

Total expenses	10,076	10,322	9,633

Income before taxes and equity in undistributed income of subsidiaries	87,263	83,150	86,312
Income tax benefit	2,787	2,294	1,656
Earnings of subsidiaries greater (less) than subsidiary dividends	5,013	1,694	(3,689)

Net income	$95,063	$87,138	$84,279

Comprehensive income, net:
Change in unrealized (loss) gain on securities available for sale, net	(5,961)	7,252	4,731

Comprehensive income	$89,102	$94,390	$89,010

Balance Sheets

	December 31,

	2003	2002

	(In thousands)
Assets
Cash and cash equivalents	$10,608	$1,661
Money market assets and investment securities available for sale	9,584	7,268
Investment in subsidiaries	330,368	332,655
Premises and equipment, net	12,373	13,285
Accounts receivable from subsidiaries	548	573
Other assets	11,262	9,555

Total assets	$374,743	$364,997

Liabilities
Notes payable	$24,643	$14,657
Other liabilities	9,729	8,841

Total liabilities	34,372	23,498
Shareholders’ equity	340,371	341,499

Total liabilities and shareholders’ equity	$374,743	$364,997

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Cash Flows

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities
Net income	$95,063	$87,138	$84,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	536	633	671
Decrease (increase) in accounts receivable from affiliates	25	37	(237)
(Increase) decrease in other assets	(1,804)	(348)	(812)
Provision for deferred income tax	2,226	1,545	4,745
Increase in other liabilities	3,085	2,934	796
Earnings of subsidiaries (less) greater than subsidiary dividends	(5,013)	(1,694)	3,689
Gain on sales of assets	0	0	(1,879)

Net cash provided by operating activities	94,118	90,245	91,252
Investing Activities
Purchases of premises and equipment	376	402	240
Net increase in short term investments	(5)	(527)	(763)
Purchase of investment securities available for sale	0	0	(963)
Proceeds from sale/maturities of investment securities	0	1,508	0
Proceeds from sale of other assets	0	0	2,530

Net cash provided by investing activities	371	1,383	1,044
Financing Activities
(Decrease) increase in short-term debt	(1,800)	1,800	0
Net increases (reductions) in notes payable and long-term other borrowings	11,786	(6,849)	420
Exercise of stock options/issuance of shares	8,176	8,480	12,175
Retirement of common stock including repurchases	(70,769)	(64,033)	(101,313)
Dividends	(32,935)	(30,262)	(29,072)

Net cash used in financing activities	(85,542)	(90,864)	(117,790)

Net increase (decrease) in cash and cash equivalents	8,947	764	(25,494)
Cash and cash equivalents at beginning of year	1,661	897	26,391

Cash and cash equivalents at end of year	$10,608	$1,661	$897

Supplemental disclosure:
Unrealized (loss) gain on securities available for sale, net	$(5,961)	$7,252	$4,731
Issuance of common stock in connection with Bank acquisitions	0	14,620	0

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17: Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data and price range of common stock)
2003
Interest and fee income (FTE)	$61,799	$61,733	$60,552	$60,520
Net interest income (FTE)	54,062	54,324	54,264	54,757
Provision for loan losses	900	900	750	750
Noninterest income	10,375	11,036	11,013	10,492
Noninterest expense	25,535	25,476	25,534	25,158
Income before taxes (FTE)	38,002	38,984	38,993	39,341
Net income	23,012	23,671	24,073	24,307
Basic earnings per share	0.70	0.72	0.73	0.74
Diluted earnings per share	0.69	0.71	0.72	0.73
Dividends paid per share	0.24	0.24	0.26	0.26
Price range, common stock	38.07 – 41.94	39.24 – 44.66	42.67 – 45.76	44.45 – 53.55
2002
Interest and fee income (FTE)	$63,133	$63,325	$64,913	$63,519
Net interest income (FTE)	52,712	53,096	54,914	54,985
Provision for loan losses	900	900	900	900
Noninterest income	9,999	5,884	10,455	10,213
Noninterest expense	25,693	25,909	25,964	25,757
Income before taxes (FTE)	36,118	32,171	38,505	38,541
Net income	21,659	19,347	22,877	23,255
Basic earnings per share	0.64	0.58	0.68	0.69
Diluted earnings per share	0.63	0.57	0.67	0.68
Dividends paid per share	0.22	0.22	0.22	0.24
Price range, common stock	35.22 – 42.95	38.70 – 45.27	34.11 – 42.65	35.46 – 43.59
2001
Interest and fee income (FTE)	$70,756	$68,765	$67,643	$65,410
Net interest income (FTE)	49,259	50,269	51,778	52,381
Provision for loan losses	900	900	900	900
Noninterest income	10,286	10,994	10,590	10,785
Noninterest expense	25,577	25,626	25,763	25,684
Income before taxes (FTE)	33,068	34,737	35,705	36,582
Net income	20,424	20,758	21,325	21,772
Basic earnings per share	0.57	0.59	0.61	0.63
Diluted earnings per share	0.56	0.58	0.60	0.62
Dividends paid per share	0.19	0.21	0.21	0.21
Price range, common stock	33.94 – 43.00	35.83 – 39.25	33.94 – 41.40	32.77 – 40.40

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Westamerica Bancorporation:

      We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

San Francisco, California

February 6, 2004

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

      Management believes that, as of December 31, 2003, the Corporation’s internal control environment is adequate to provide reasonable assurance as to the integrity and reliability of the consolidated financial statements and related financial information contained in the annual report. However, there are limits inherent in all systems of internal accounting control and Management recognizes that errors or irregularities may occur. Based on the recognition that the costs of such systems should not exceed the benefits to be derived, Management believes the Company’s system provides an appropriate cost/benefit balance.

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

/s/ DAVID L. PAYNE

David L. Payne
Chairman, President and Chief Executive Officer

/s/ DENNIS R. HANSEN

Dennis R. Hansen
Senior Vice President and Controller

Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company’s principal executive officer and the person performing the functions of the Company’s principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2003. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls since the date the controls were evaluated.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Executive Officers

      The executive officers of the Corporation and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

		Held
Name of Executive	Position	Since

David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Corporation. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984
Robert W. Entwisle	Mr. Entwisle, born in 1947, is Senior Vice President in charge of the Banking Division of Westamerica Bank.	1986
Jennifer J. Finger	Ms. Finger, born in 1954, is Senior Vice President and Chief Financial Officer for the Corporation.	1997
Dennis R. Hansen	Mr. Hansen, born in 1950, is Senior Vice President and Controller for the Corporation.	1978

		Held
Name of Executive	Position	Since

Robert A. Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Treasurer for the Corporation. Mr. Thorson joined Westamerica Bancorporation in 1989 and was Vice President and Manager of Human Resources from 1995 until 2001.	2002
Hans T. Y. Tjian	Mr. Tjian, born in 1939, is Senior Vice President and manager of the Operations and Systems Administration of Westamerica Bank.	1989
Frank R. Zbacnik	Mr. Zbacnik, born in 1947, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Zbacnik joined Westamerica Bank in 1984 and was Vice President and Manager of Retail Credit from 1995 until 2000.	2001

      The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer & controller. This Code of Ethics has been filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation,” “Stock Options,” and “Other Compensation Arrangements” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Corporation Transactions with Directors and Management” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Audit Fees” in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements:

      See Index to Financial Statements on page 39. The financial statements included in Item 8 are filed as part of this report.

      (a) 2. Financial statement schedules required. No financial statement schedules are filed as part of this report since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

      (a) 3. Exhibits:

      The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit
Number

2(b)	Agreement and Plan of Reorganization and Merger, dated March 14, 2000, by and among Westamerica Bancorporation, Westamerica Bank and First Counties Bank, incorporated by reference to Exhibit 2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2000.
2(c)	Agreement and Plan of Reorganization, dated February 25, 2002, among Westamerica Bancorporation, Westamerica Bank and Kerman State Bank, incorporated by reference to Exhibit 2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2002.
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.
3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003.
4(a)	Amended and Restated Rights Agreement dated November 19, 1999, incorporated by reference to Exhibit 99 to the Registrant’s Form 8-A/ A, Amendment No. 3, filed with the Securities and Exchange Commission on November 19, 1999.
10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.
10(b)*	Employment Agreement with Robert W. Entwisle dated January 7, 1987, incorporated by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.
10(c)	Note Purchase Agreement by and between Westamerica Bancorporation and The Northwestern Mutual Life Insurance Company dated as of October 30, 2003, pursuant to which registrant issued its 5.31% Senior Notes due October 31, 2013 in the principal amount of $15 million and form of 5.31% Senior Note due October 31, 2013 incorporated by reference to Exhibit 4 of Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003.
10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.
10(e)	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 26, 2003.

Exhibit
Number

11	Computation of Earnings Per Share on common and common equivalent shares and on common shares assuming full dilution.
14	Code of Ethics
21	Subsidiaries of the registrant.
23(a)	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

      The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.

      (b) 1. Reports on Form 8-K

      On October 16, 2003, the Company filed a report on form 8-K with respect to item 12, therein, reporting third quarter, 2003 financial results. Included in the report was a press release dated October 14, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAMERICA BANCORPORATION

/s/ DENNIS R. HANSEN

DENNIS R. HANSEN
Senior Vice President and Controller
Principal Accounting Officer

Date: March 8, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DAVID L. PAYNE David L. Payne	Chairman of the Board and Director President and Chief Executive Officer	March 8, 2004

/s/ ETTA ALLEN Etta Allen	Director	March 8, 2004

/s/ LOUIS E. BARTOLINI Louis E. Bartolini	Director	March 8, 2004

/s/ E. JOSEPH BOWLER E. Joseph Bowler	Director	March 8, 2004

/s/ ARTHUR C. LATNO Arthur C. Latno	Director	March 8, 2004

/s/ PATRICK D. LYNCH Patrick D. Lynch	Director	March 8, 2004

/s/ CATHERINE COPE MACMILLAN Catherine Cope MacMillan	Director	March 8, 2004

/s/ RONALD A. NELSON Ronald A. Nelson	Director	March 8, 2004

/s/ CARL OTTO Carl Otto	Director	March 8, 2004

/s/ EDWARD B. SYLVESTER Edward B. Sylvester	Director	March 8, 2004