Form 10-Q
period 2004-03-31
WESTAMERICA BANCORPORATION
filed 2004-05-10
CIK 311094

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549




                                     FORM 10-Q




                    Quarterly Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2004

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

                              Yes [ x ]                     No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

        Title  of  Class               Shares outstanding as of May 3, 2004

        Common Stock,                                 31,746,617
        No Par Value


                                       TABLE OF CONTENTS

                                                                                  Page
                                                                              -------------
     Forward Looking Statements                                                          2

     PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements                                                     3

       Notes to Unaudited Condensed Consolidated Financial Statements                    7

       Financial Summary                                                                 9

       Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               10

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk              22

       Item 4 - Controls and Procedures                                                 22

     PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings                                                       23

       Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
                Equity Securities                                                       23

       Item 3 - Defaults upon Senior Securities                                         23

       Item 4 - Submission of Matters to a Vote of Security Holders                     23

       Item 5 - Other Information                                                       23

       Item 6 - Exhibits and Reports on Form 8-K                                        23

         (a) - Exhibits

       Exhibit 3 (ii) By-laws, as amended (composite copy)                              26

       Exhibit 11 - Computation of Earnings Per Share                                   43

       Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
                      Securities Exchange Act Rule 13a-(14)(a)                          44

       Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
                      Securities Exchange Act Rule 13a-(14)(a)                          45

       Exhibit 32.1 - Certification Required by 18 U.S.C. Section 1350                  46

       Exhibit 32.2 - Certification Required by 18 U.S.C. Section 1350                  47

         (b) - Reports on Form 8-K                                                      24



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

The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2003, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                               At March 31,        At
                                                    --------------------------December 31,
                                                            2004         2003         2003
                                                    ---------------------------------------
Assets:
   Cash and cash equivalents                            $166,649     $186,281     $189,628
   Money market assets                                       534          633          534
   Investment securities available for sale            1,219,364    1,048,386    1,413,911
   Investment securities held to maturity,
     with market values of:
      $595,179 at March 31, 2004                         586,171
      $531,580 at March 31, 2003                                      520,896
      $542,729 at December 31, 2003                                                535,377
   Loans, gross                                        2,322,881    2,456,161    2,323,330
   Allowance for loan losses                             (53,834)     (54,154)     (53,910)
                                                    ---------------------------------------
     Loans, net of allowance for loan losses           2,269,047    2,402,007    2,269,420
   Other real estate owned                                    80           88           90
   Premises and equipment, net                            35,412       36,543       35,748
   Interest receivable and other assets                  147,559      191,621      131,677
                                                    ---------------------------------------
     Total Assets                                     $4,424,816   $4,386,455   $4,576,385
                                                    =======================================
Liabilities:
   Deposits:
     Noninterest bearing                              $1,210,829   $1,129,455   $1,240,379
     Interest bearing:
       Transaction                                       562,369      553,105      561,696
       Savings                                         1,049,435      980,291    1,058,082
       Time                                              624,543      667,237      603,834
                                                    ---------------------------------------
     Total deposits                                    3,447,176    3,330,088    3,463,991
   Short-term borrowed funds                             491,704      416,219      590,646
   Federal Home Loan Bank advance                         20,000      170,000      105,000
   Notes Payable                                          21,429       21,393       24,643
   Liability for interest, taxes and
     other expenses                                      105,907      111,809       51,734
                                                    ---------------------------------------
     Total Liabilities                                 4,086,216    4,049,509    4,236,014
                                                    ---------------------------------------
Shareholders' Equity:
   Authorized - 150,000 shares of common stock
   Issued and outstanding:
        31,787 at March 31, 2004                         217,477
        32,907 at March 31, 2003                                      214,019
        32,287 at December 31, 2003                                                218,461
   Deferred compensation                                   1,824        1,272        1,824
   Accumulated other comprehensive income:
      Unrealized gain on securities
       available for sale, net                            21,213       20,710       13,191
   Retained earnings                                      98,086      100,945      106,895
                                                    ---------------------------------------
     Total Shareholders' Equity                          338,600      336,946      340,371
                                                    ---------------------------------------
     Total Liabilities and
           Shareholders' Equity                       $4,424,816   $4,386,455   $4,576,385
                                                    =======================================
See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

                                                                    Three months ended
                                                                         March 31,
                                                                         2004         2003
                                                                 --------------------------
Interest Income:
   Loans                                                              $34,023      $40,413
   Money market assets and funds sold                                       0            3
   Investment securities available for sale
     Taxable                                                           11,284        7,901
     Tax-exempt                                                         3,874        3,770
   Investment securities held to maturity
     Taxable                                                              858        2,316
     Tax-exempt                                                         4,372        2,722
                                                                 --------------------------
     Total interest income                                             54,411       57,125
                                                                 --------------------------
Interest Expense:
   Transaction deposits                                                   112          242
   Savings deposits                                                     1,111        1,708
   Time deposits                                                        1,930        2,957
   Short-term borrowed funds                                            1,131          851
   Federal Home Loan Bank advance                                         896        1,575
   Debt financing and notes payable                                       335          404
                                                                 --------------------------
     Total interest expense                                             5,515        7,737
                                                                 --------------------------
Net Interest Income                                                    48,896       49,388
                                                                 --------------------------
Provision for loan losses                                                 750          900
                                                                 --------------------------
Net Interest Income After
   Provision For Loan Losses                                           48,146       48,488
                                                                 --------------------------
Noninterest Income:
   Service charges on deposit accounts                                  6,868        6,425
   Merchant credit card                                                   825          862
   Trust fees                                                             250          238
   Financial services commissions                                         187          207
   Mortgage banking                                                       133          226
   Securities gains                                                     1,788           15
   Loss on extinguishment of debt                                      (1,814)           0
   Other                                                                2,629        2,402
                                                                 --------------------------
   Total Noninterest Income                                            10,866       10,375
                                                                 --------------------------
Noninterest Expense:
   Salaries and related benefits                                       13,526       13,698
   Occupancy                                                            2,948        2,995
   Data processing                                                      1,517        1,559
   Equipment                                                            1,162        1,374
   Courier service                                                        884          929
   Professional fees                                                      409          413
   Other real estate owned                                                  2            1
   Other                                                                4,544        4,566
                                                                 --------------------------
   Total Noninterest Expense                                           24,992       25,535
                                                                 --------------------------
Income Before Income Taxes                                             34,020       33,328
   Provision for income taxes                                           9,706       10,316
                                                                 --------------------------
Net Income                                                            $24,314      $23,012
                                                                 ==========================
Comprehensive Income:
   Change in unrealized gain on
    securities available for sale, net                                  8,022        1,558
                                                                 --------------------------
Comprehensive Income                                                  $32,336      $24,570
                                                                 ==========================
Average Shares Outstanding                                             32,051       33,110
Diluted Average Shares Outstanding                                     32,662       33,565

Per Share Data:
   Basic Earnings                                                       $0.76        $0.70
   Diluted Earnings                                                      0.74         0.69
   Dividends Paid                                                        0.26         0.24

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

                                                                               Accumulated
                                                                                 Compre-
                                                       Common      Deferred      hensive     Retained
                                          Shares        Stock    Compensation    Income      Earnings       Total
                                       ------------------------------------------------------------------------------
Balance, December 31, 2002                   33,411     $215,926       $1,272      $19,152     $105,149     $341,499
   Net income for the period                                                                     23,012       23,012
   Stock issued for stock
     compensation                                63        1,177                                               1,177
   Stock option tax benefits                                 554                                                 554
   Purchase and retirement of stock            (567)      (3,638)                               (19,260)     (22,898)
   Dividends                                                                                     (7,956)      (7,956)
   Unrealized gain on securities
     available for sale, net                                                         1,558                     1,558
                                       ------------------------------------------------------------------------------
Balance, March 31, 2003                      32,907     $214,019       $1,272      $20,710     $100,945     $336,946
                                       ==============================================================================
Balance, December 31, 2003                   32,287     $218,461       $1,824      $13,191     $106,895     $340,371
   Net income for the period                                                                     24,314       24,314
   Stock issued for stock
     compensation                                74        2,515                                               2,515
   Stock option tax benefits                                 445                                                 445
   Purchase and retirement of stock            (574)      (3,944)                               (24,732)     (28,676)
   Dividends                                                                                     (8,391)      (8,391)
   Unrealized gain on securities
     available for sale, net                                                         8,022                     8,022
                                       ------------------------------------------------------------------------------
Balance, March 31, 2004                      31,787     $217,477       $1,824      $21,213      $98,086     $338,600
                                       ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
unaudited)

                                                                                  For the three months
                                                                                    ended March 31,
                                                                              --------------------------
                                                                                      2004         2003
                                                                              --------------------------
Operating Activities:
   Net income                                                                      $24,314      $23,012
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation of fixed assets                                                      956        1,079
     Amortization of intangibles and other assets                                      574          549
     Loan loss provision                                                               750          900
     Amortization of deferred net loan fees                                            122          295
     Decrease in interest income receivable                                          1,797          173
     Increase in other assets                                                       (4,609)         (81)
     Increase in income taxes payable                                                9,558       11,164
     Decrease in interest expense payable                                             (347)        (234)
     Increase (decrease) in other liabilities                                        1,190         (202)
     Gain on sales of investment securities                                         (1,788)           0
     Loss on extinguishment of debt                                                  1,814            0
     Originations of loans for resale                                               (2,468)      (1,737)
     Proceeds from sale of loans originated for resale                               2,469        2,180
     Net gain (loss) on sale of other real estate owned                                223          (49)
                                                                              --------------------------
Net Cash Provided by Operating Activities                                           34,555       37,049
                                                                              --------------------------
Investing Activities:
   Net (disbursements) repayments of loans                                            (502)      36,767
   Purchases of investment securities available for sale                           (27,063)    (292,827)
   Purchases of investment securities held to maturity                             (88,315)    (118,047)
   Purchases of property, plant and equipment                                         (620)        (723)
   Proceeds from maturity of securities available for sale                         126,430      131,869
   Proceeds from maturity of securities held to maturity                            24,667       36,136
   Proceeds from sale of securities available for sale                             148,360       63,091
   Proceeds from sale of property and equipment                                          0          498
   Proceeds from sale of other real estate owned                                        10          293
                                                                              --------------------------
Net Cash Provided by (Used in) Investing Activities                                182,967     (142,943)
                                                                              --------------------------
Financing Activities:
   Net (decrease) increase in deposits                                             (16,816)      36,023
   Net (decrease) increase in short-term borrowings                                (98,942)      66,483
   Repayments to the FHLB                                                          (86,814)           0
   Repayments of notes payable                                                      (3,214)      (3,214)
   Exercise of stock options                                                         2,352        1,160
   Repurchases/retirement of stock                                                 (28,676)     (22,898)
   Dividends paid                                                                   (8,391)      (7,956)
                                                                              --------------------------
Net Cash (Used in) Provided by Financing Activities                               (240,501)      69,598
                                                                              --------------------------
Net Decrease In Cash and Cash Equivalents                                          (22,979)     (36,296)
                                                                              --------------------------
Cash and Cash Equivalents at Beginning of Period                                   189,628      222,577
                                                                              --------------------------
Cash and Cash Equivalents at End of Period                                        $166,649     $186,281
                                                                              ==========================
Supplemental Disclosure of Noncash Activities:
   Loans transferred to other real estate owned                                         $0           $0

Supplemental Disclosure of Cash Flow Activity:
   Unrealized gain on securities available for sale, net                            $8,022       $1,558
   Interest paid for the period                                                      5,167        7,503
   Income tax benefit from stock option exercises                                      445          554

See accompanying notes to unaudited condensed consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2: Significant Accounting Policies.

   Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, which is discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note 3: Goodwill and Other Intangible Assets

   The Company has recorded goodwill and core deposit intangibles associated with purchase business combinations and, effective January 1, 2002, accounts for them in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer amortized, but is periodically evaluated for impairment. The Company determined that no impairment existed as of March 31, 2004. Core deposit intangibles are amortized to their estimated residual values over their expected useful lives; such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the first quarter of 2004, no such adjustments were recorded.

   The following table summarizes the Company's goodwill and core deposit intangible assets, which are included with Interest receivable and other assets in the Consolidated Balance Sheets, as of January 1, 2004 and March 31, 2004 (dollars in thousands).

                                            At                                     At
                                        January 1,                              March 31,
                                               2004   Additions   Reductions          2004
                                       ----------------------------------------------------
     Goodwill                               $22,968           $0           $0      $22,968
     Accumulated Amortization                (3,972)           0            0       (3,972)
                                       ----------------------------------------------------
     Net                                    $18,996           $0           $0      $18,996
                                       ====================================================
     Core Deposit Intangibles                $7,783           $0           $0       $7,783
     Accumulated Amortization                (4,345)           0         (136)      (4,481)
                                       ----------------------------------------------------
     Net                                     $3,438           $0        ($136)      $3,302
                                       ====================================================

   At March 31, 2004, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2004 and annually through 2009 is $408, $469, $427, $427, $427, and $427, respectively. The weighted average amortization period for core deposit intangibles is 7.6 years.

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


                                                    For the three months ended
                                                            March 31,
                                                    --------------------------
                                                            2004         2003
                                                    --------------------------
                                                (In thousands, except per share data)
Compensation cost based on fair
     value method, net of tax effect                        $526         $589

Net income:
     As reported                                         $24,314      $23,012
     Pro forma                                           $23,788      $22,423

Basic earnings per share:
     As reported                                           $0.76        $0.70
     Pro forma                                              0.74         0.68

Diluted earnings per share:
     As reported                                           $0.74        $0.69
     Pro forma                                              0.73         0.67


Note 5: Post Retirement Benefits

The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to employees electing early retirement until age 65. The Company pays a portion of these early retirees' insurance premium which are determined at their date of retirement. Beginning in 2004, the Company reimburses 50 percent of Medicare Part B premiums for all retirees and spouses over 65.

In accordance with SFAS No.132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan.

The following table sets forth the net periodic post retirement benefit costs for the quarter ended March 31.

                                                            For the three months ended
                                                                   March 31,
                                                    ---------------------------------------
                                                            2004         2003         2002
                                                    ---------------------------------------
                                                                 (In thousands)
Service cost                                                 $46           $4          $52
Interest cost                                                 43           42           43
Amortization of unrecognized
   transition obligation                                      15           15           15
                                                    ---------------------------------------
Net periodic cost                                           $104          $61         $110
                                                    =======================================

WESTAMERICA BANCORPORATION
Financial Summary
(In thousands, except per share data)

                                                                            Three months ended
                                                                 ---------------------------------------
                                                                             March 31,
                                                                 --------------------------December 31,
                                                                         2004         2003         2003
                                                                 ---------------------------------------
     Net Interest Income                                              $48,896      $49,388      $49,048
     Provision for Loan Losses                                           (750)        (900)        (750)
     Noninterest Income                                                10,866       10,375       10,492
     Noninterest Expense                                              (24,992)     (25,535)     (25,158)
     Provision for income taxes                                        (9,706)     (10,316)      (9,325)
                                                                 ---------------------------------------
     Net Income                                                       $24,314      $23,012      $24,307
                                                                 =======================================
     Average Shares Outstanding                                        32,051       33,110       32,523
     Diluted Average Shares Outstanding                                32,662       33,565       33,154
     Shares Outstanding at Period End                                  31,787       32,907       32,287

     Basic Earnings Per Share                                           $0.76        $0.70        $0.74
     Diluted Earnings Per Share                                          0.74         0.69         0.73

     Dividends Paid Per Share                                           $0.26        $0.24        $0.26
     Dividend Payout Ratio                                                 35%          35%          36%

     Average Balances:
       Total Assets                                                $4,451,674   $4,201,864   $4,451,423
       Earning Assets                                               4,157,061    3,906,020    4,149,994
       Total Loans                                                  2,281,900    2,424,017    2,285,717
       Total Deposits                                               3,437,549    3,306,929    3,542,433
       Shareholders' Equity                                           320,390      315,132      328,209

     Financial Ratios for the Period:
       Return On Assets                                                  2.20%        2.22%        2.17%
       Return On Equity                                                 30.52%       29.61%       29.38%
       Net Interest Margin (FTE)**                                       5.27%        5.58%        5.26%
       Net Loan Losses to Average Loans                                  0.15%        0.16%        0.18%
       Efficiency Ratio*                                                 38.2%        39.6%        38.6%

     Balances at Period End:
       Total Assets                                                $4,424,816   $4,386,455   $4,576,385
       Earning Assets                                               4,075,123    3,972,065    4,219,450
       Total Loans                                                  2,322,881    2,456,161    2,323,330
       Total Deposits                                               3,447,176    3,330,088    3,463,991
       Shareholders' Equity                                           338,600      336,946      340,371

     Financial Ratios at Period End:
       Allowance for Loan Losses to Loans                                2.32%        2.20%        2.32%
       Book Value Per Share                                            $10.65       $10.24       $10.54
       Equity to Assets                                                  7.65%        7.68%        7.44%
       Total Capital to Risk Adjusted Assets                            11.25%       10.71%       11.39%


The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein.

*The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

**Fully taxable equivalent

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported first quarter 2004 net income of $24.3 million or $.74 diluted earnings per share. These results compare to net income of $23.0 million or $.69 diluted earnings per share and $24.3 million or $.73 diluted earnings per share, respectively, for the first and fourth quarters of 2003.

Following is a summary of the components of net income for the periods indicated (dollars in thousands):

                                                                           Three months ended
                                                                 ---------------------------------------
                                                                             March 31,
                                                                 --------------------------December 31,
                                                                         2004         2003         2003
                                                                 ---------------------------------------
     Net interest income (FTE)                                        $54,605      $54,062      $54,757
     Provision for loan losses                                           (750)        (900)        (750)
     Noninterest income                                                10,866       10,375       10,492
     Noninterest expense                                              (24,992)     (25,535)     (25,158)
     Provision for income taxes (FTE)                                 (15,415)     (14,990)     (15,034)
                                                                 ---------------------------------------
     Net income                                                       $24,314      $23,012      $24,307
                                                                 =======================================
     Average total assets                                          $4,451,674   $4,201,864   $4,451,423

     Net income (annualized) to average total assets                     2.20%        2.22%        2.17%


Net income for the first quarter of 2004 was $1.3 million or 5.7% over the same quarter of 2003, primarily attributable to higher net interest income
(FTE), higher noninterest income and lower noninterest expense. The increase in net interest income (FTE) (up $543 thousand or 1.0%) was the net result of lower rates paid on interest-bearing liabilities and growth of average interest-earning assets (up $251 million), partially reduced by the effect of declining yields on those assets. Noninterest income grew $491 thousand or 4.7% and noninterest expense declined $543 thousand or 2.1%. The provision for income taxes (FTE) increased $425 thousand or 2.8% due to higher pretax income, partially reduced by higher tax credits earned on low-income housing investments.

Comparing the first three months of 2004 to the prior quarter, net income increased $7 thousand, the net result of an increase in noninterest income and lower noninterest expense, offset by a decline in net interest income. The $152 thousand or 0.3% decline in net interest income (FTE) was mainly caused by lower loan fee income and the effect of one less accrual day, partially mitigated by the effect of higher yields on earning assets and lower rates paid on interest-bearing liabilities. Noninterest income rose by $374 thousand or 3.6% and noninterest expense fell $166 thousand or 0.7%. The FTE provision for income taxes was up $381 thousand or 2.5%.


Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):

                                                                            Three months ended
                                                                 ---------------------------------------
                                                                             March 31,
                                                                 --------------------------December 31,
                                                                         2004         2003         2003
                                                                 ---------------------------------------
     Interest and fee income                                          $54,411      $57,125      $54,810
     Interest expense                                                  (5,515)      (7,737)      (5,763)
     FTE adjustment                                                     5,709        4,674        5,710
                                                                 ---------------------------------------
       Net interest income (FTE)                                      $54,605      $54,062      $54,757
                                                                 =======================================
     Average earning assets                                        $4,157,061   $3,906,020   $4,149,994

     Net interest margin (FTE)                                           5.27%        5.58%        5.26%


The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) during the first quarter of 2004 increased $543 thousand or 1.0% from the same period in 2003 to $54.6 million mainly due to growth of average earning assets (up $251 million), lower rates paid on interest-bearing liabilities (down 38 bp) and the effect of an additional accrual day. Offsetting the increase were lower yields on earning assets (down 55 bp) and lower loan fee income.

Comparing the first quarter of 2004 with the previous quarter, net interest income (FTE) declined $152 thousand or 0.3%, primarily due to lower loan fee income and the effect of one less accrual day, offset by an increase in income related to higher yields on earning assets (up 4 bp) and lower rates paid on interest-bearing liabilities (down 4 bp).

Interest and Fee Income

Interest and fee income (FTE) for the first quarter of 2004 decreased $1.7 million or 2.7% from the same period in 2003. The decline was caused by lower loan fee income (down $340 thousand) and lower yields on average earning assets, partially offset by the positive effect of growth of such assets.

The average yield on the Company's earning assets decreased from 6.38% in the first quarter of 2003 to 5.80% in the some period in 2004 (down 58 bp). This decrease in yields was reflective of general interest markets during much of 2003 and into 2004. The yields of all categories of loans declined, most notably commercial loans (26 bp decline in yield), commercial real estate loans (51 bp decrease), residential real estate loans (95 bp decrease) and indirect consumer loans (down 99 bp). The net result was that the yield on the loan portfolio declined 74 bp to 6.23%.

The investment portfolio yield decreased 15 bp to 5.28%, caused by declines in U.S. Agency obligations (down 70 bp) and municipal securities (down 44 bp). Partially offsetting these decreases, the yield on other securities increased 255 bp primarily due to bond call premiums.

Average earning asset expansion of $251 million for the first quarter of 2004 compared to the same period in 2003 was substantially attributable to an increase in the investment portfolio including mortgage backed securities and collateralized mortgage obligations (up $261 million), municipal securities (up $164 million) and U.S. Agency obligations (up $54 million). Other securities (down $72 million) and U.S. Treasury securities (down $14 million) decreased.

Average total loans decreased $142 million for the first quarter of 2004 compared to the same period in 2003 as reduced loan demand was reflective of generally weak economic conditions. Commercial real estate loans declined $141 million, construction loans were down $11 million, and direct consumer loans declined $11 million. Residential real estate loans (up $17 million) and commercial loans (up $6 million) increased.

Comparing the first quarter of 2004 with the previous quarter, interest and fee income (FTE) fell $399 thousand or 0.7%. The decrease largely resulted from lower loan fee income (down $484 thousand), the effect of one less accrual day and a change in the mix of earning assets.

The average yield on earning assets excluding loan fees for the first three months of 2004 was 5.78% compared with 5.74% in the fourth quarter of 2003. The investment portfolio yield rose by 18 bp. The increase resulted mostly from higher yields on other securities (up 167 bp) due to bond call premiums, as well as yields on mortgage backed securities and collateralized mortgage obligations (up 24 bp).

The loan portfolio yield excluding loan fees for the first quarter of 2004 compared with the previous quarter was lower by 7 bp, due to declines in indirect consumer loans (down 27 bp), residential real estate loans (down 10 bp), and commercial real estate loans (down 6 bp). Partially offsetting the decline was a 13 bp increase in commercial loans mainly due to interest recoveries.

Average earning assets increased $7 million or 0.2% for the first quarter of 2004 compared with the previous quarter but the mix of those assets shifted to lower-yielding categories, resulting in a decline in volume-related interest income. Increases in mortgage backed securities and collateralized mortgage obligations (up $77 million) and indirect consumer loans (up $21 million) were reduced by declines in commercial real estate (down $21 million), U.S. Agency obligations (down $43 million), other securities (down $15 million) and municipal securities (down $8 million).


Interest Expense

Interest expense decreased $2.2 million or 28.7% in the first three months of 2004 compared with the same period in 2003. The decrease was attributable to a drop in the average rate paid on interest-bearing liabilities and the effect of a change in the mix of those liabilities.

The average rate paid on interest-bearing liabilities decreased from 1.14% in the first quarter of 2003 to 0.77% in 2004. Rates paid on most liabilities moved with general market conditions: the average rate on short-term borrowings dropped 14 bp and rates on deposits declined as well, including those on CDs over $100 thousand, which declined 57 bp; on retail CDs, which dropped by 52 bp; and on high-yield money market accounts, which were lowered an average of 23 bp.

Interest-bearing liabilities grew $150 million or 5.5% for the first quarter of 2004 over the same period of 2003, although the mix of those liabilities shifted to lower-rate categories, resulting in a decrease in volume-related interest expense. Short-term funds increased $185 million or 53.0%, and money market accounts grew $58 million or 4.7%. These increases were partially reduced by declines in FHLB advances (down $73 million or 43.2%), retail CDs (down $34 million or 11.1%) and CDs over $100 thousand (down $8 million or 2.4%).

Comparing the first quarter of 2004 to the previous quarter, interest expense fell $248 thousand or 4.3%, due to the effect of one less accrual day and lower rates paid on interest-bearing liabilities, partially offset by growth of such liabilities.

Rates paid on liabilities averaged 0.77% during the first three months of 2004 compared to 0.80% in the fourth quarter of 2003. The most significant rate declines were money market accounts which fell 6 bp, CDs over $100 thousand which declined 7 bp, retail CDs which dropped by 6 bp, and long-term debt which declined 23 bp.

Interest-bearing liabilities grew $38 million or 1.3% over the fourth quarter of 2003. Short-term funds grew $114 million or 27.3% and long-term debt increased $3 million or 13.8%. These increases were reduced by declines in money market accounts (down $54 million or 4.0%), FHLB advances (down $8 million or 8.0%), and CDs over $100 thousand (down $8 million or 2.3%).

In all periods, the Company has attempted to continue to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

                                                                            Three months ended
                                                                 ---------------------------------------
                                                                             March 31,
                                                                 --------------------------December 31,
                                                                         2004         2003         2003
                                                                 ---------------------------------------
     Yield on earning assets                                             5.80%        6.38%        5.81%
     Rate paid on interest-bearing
       liabilities                                                       0.77%        1.14%        0.80%
                                                                 ---------------------------------------
       Net interest spread                                               5.03%        5.24%        5.01%

     Impact of all other net
       noninterest bearing funds                                         0.24%        0.34%        0.25%
                                                                 ---------------------------------------
         Net interest margin                                             5.27%        5.58%        5.26%
                                                                 =======================================

During the first quarter of 2004, the net interest margin fell 31 bp compared to the same period in 2003. Yields on earnings assets declined faster than rates paid on interest-bearing liabilities, resulting in a 21 bp decline in net interest spread. The unfavorable impact of lower rates earned on loans and the investment portfolio was a result of market trends and was partially mitigated by decreases in rates paid on deposits and short-term funds. The decline in the net interest spread was further widened by the lower value of noninterest bearing funding sources. While the average balance of these sources increased $84 million or 11.0%, their value decreased 10 bp because of the lower market rates of interest at which they could be invested.

The net interest margin increased 1 bp when compared with the fourth quarter of 2003. Earning asset yields decreased 1 bp and the cost of interest-bearing liabilities fell by 3 bp, resulting in a 2 bp increase in the interest spread. Noninterest bearing funding sources decreased $31 million or 3.5% causing their margin contribution to decrease by 1 bp.

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

                                                                       For the three months ended
                                                                             March 31, 2004
                                                                 ---------------------------------------
                                                                                Interest       Rates
                                                                    Average      Income/      Earned/
                                                                    Balance      Expense       Paid
                                                                 ---------------------------------------
     Assets:
     Money market assets and funds sold                                  $670           $0         0.00%
     Investment securities:
       Available for sale
         Taxable                                                    1,048,215       11,284         4.31%
         Tax-exempt                                                   308,882        5,780         7.49%
       Held to maturity
         Taxable                                                       97,353          858         3.53%
         Tax-exempt                                                   407,250        6,808         6.69%
     Loans:
       Commercial:
         Taxable                                                      345,762        4,822         5.61%
         Tax-exempt                                                   231,582        3,970         6.89%
       Commercial real estate                                         805,420       14,856         7.42%
       Real estate construction                                        38,766          685         7.11%
       Real estate residential                                        346,881        3,980         4.59%
       Consumer                                                       513,489        7,077         5.54%
                                                                 --------------------------
         Total loans                                                2,281,900       35,390         6.23%
                                                                 --------------------------
         Total earning assets                                       4,144,270       60,120         5.80%
     Other assets                                                     307,404
                                                                 -------------
         Total assets                                              $4,451,674
                                                                 =============
     Liabilities and shareholders' equity
     Deposits:
       Noninterest bearing demand                                  $1,209,299          $--           --
       Savings and interest-bearing
         transaction                                                1,605,200        1,223         0.31%
       Time less than $100,000                                        282,647        1,004         1.43%
       Time $100,000 or more                                          340,403          926         1.09%
                                                                 --------------------------
          Total interest-bearing deposits                           2,228,250        3,153         0.57%
     Short-term borrowed funds                                        533,158        1,131         0.84%
     Federal Home Loan Bank advances                                   96,613          896         3.75%
     Debt financing and notes payable                                  22,537          335         5.95%
                                                                 --------------------------
         Total interest-bearing liabilities                         2,880,558        5,515         0.77%
     Other liabilities                                                 41,427
     Shareholders' equity                                             320,390
                                                                 -------------
         Total liabilities and shareholders' equity                $4,451,674
                                                                 =============
     Net interest spread (1)                                                                       5.03%

     Net interest income and interest margin (2)                                   $54,605         5.27%
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

                                                                      For the three months ended
                                                                           March 31, 2003
                                                                 ---------------------------------------
                                                                                Interest       Rates
                                                                    Average      Income/      Earned/
                                                                    Balance      Expense       Paid
                                                                 ---------------------------------------
     Assets:
     Money market assets and funds sold                                  $788           $3         1.54%
     Investment securities:
       Available for sale
         Taxable                                                      698,668        7,901         4.52%
         Tax-exempt                                                   303,011        5,807         7.67%
       Held to maturity
         Taxable                                                      252,690        2,316         3.67%
         Tax-exempt                                                   226,846        4,068         7.17%
     Loans:
       Commercial:
         Taxable                                                      368,782        5,245         5.77%
         Tax-exempt                                                   202,591        3,803         7.61%
       Commercial real estate                                         946,276       18,737         8.03%
       Real estate construction                                        49,756          886         7.22%
       Real estate residential                                        330,044        4,570         5.54%
       Consumer                                                       526,568        8,463         6.52%
                                                                 --------------------------
         Total loans                                                2,424,017       41,704         6.97%
                                                                 --------------------------
         Total earning assets                                       3,906,020       61,799         6.38%
     Other assets                                                     295,844
                                                                 -------------
         Total assets                                              $4,201,864
                                                                 =============
     Liabilities and shareholders' equity:
     Deposits:
       Noninterest bearing demand                                  $1,117,566          $--           --
       Savings and interest-bearing
         transaction                                                1,522,540        1,950         0.52%
       Time less than $100,000                                        318,043        1,526         1.95%
       Time $100,000 or more                                          348,780        1,431         1.66%
         Total interest-bearing deposits                            2,189,363        4,907         0.91%
     Short-term borrowed funds                                        348,479          851         0.98%
                                                                 --------------------------
     Federal Home Loan Bank advances                                  170,000        1,575         3.72%
     Debt financing and notes payable                                  22,430          404         7.18%
                                                                 --------------------------
          Total interest-bearing liabilities                        2,730,272        7,737         1.14%
     Other liabilities                                                 38,894
     Shareholders' equity                                             315,132
                                                                 -------------
         Total liabilities and shareholders' equity                $4,201,864
                                                                 =============
     Net interest spread (1)                                                                       5.24%

     Net interest income and interest margin (2)                                   $54,062         5.58%
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

                                                                        For the three months ended
                                                                           December 31, 2003
                                                                 ---------------------------------------
                                                                                Interest       Rates
                                                                    Average      income/      earned/
                                                                    Balance      expense       paid
                                                                 ---------------------------------------
     Assets:
     Money market assets and funds sold                                  $956           $2         0.83%
     Investment securities:
       Available for sale
         Taxable                                                    1,012,155       10,156         4.01%
         Tax-exempt                                                   314,104        5,856         7.46%
       Held to maturity
         Taxable                                                      113,107          879         3.11%
         Tax-exempt                                                   410,108        6,868         6.70%
     Loans:
       Commercial:
         Taxable                                                      353,914        4,884         5.47%
         Tax-exempt                                                   222,457        3,847         6.86%
       Commercial real estate                                         826,792       16,062         7.71%
       Real estate construction                                        40,140          706         6.98%
       Real estate residential                                        347,994        4,075         4.68%
       Consumer                                                       494,420        7,185         5.77%
                                                                 --------------------------
         Total loans                                                2,285,717       36,759         6.26%
                                                                 --------------------------
         Total earning assets                                       4,136,147       60,520         5.81%
     Other assets                                                     315,276
                                                                 -------------
         Total assets                                              $4,451,423
                                                                 =============
     Liabilities and shareholders' equity:
     Deposits:
       Noninterest bearing demand                                  $1,243,860          $--           --
       Savings and interest-bearing
         transaction                                                1,655,264        1,510         0.36%
       Time less than $100,000                                        294,904        1,087         1.46%
       Time $100,000 or more                                          348,405        1,025         1.17%
                                                                 --------------------------
         Total interest-bearing deposits                            2,298,573        3,622         0.63%
     Short-term borrowed funds                                        418,896          856         0.80%
     Federal Home Loan Bank advances                                  105,000          979         3.65%
     Debt financing and notes payable                                  19,804          306         6.18%
                                                                 --------------------------
          Total interest-bearing liabilities                        2,842,273        5,763         0.80%
     Other liabilities                                                 37,081
     Shareholders' equity                                             328,209
                                                                 -------------
         Total liabilities and shareholders' equity                $4,451,423
                                                                 =============
     Net interest spread (1)                                                                       5.01%

     Net interest income and interest margin (2)                                   $54,757         5.26%
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

                                                                   Three months ended March 31, 2004
                                                                      compared with three months
                                                                         ended March 31, 2003
                                                                 ---------------------------------------
                                                                    Volume        Rate         Total
                                                                 ---------------------------------------
     Interest and fee income:
     Money market assets and funds sold                                   ($0)         ($3)         ($3)
     Investment securities:
       Available for sale
         Taxable                                                        3,853         (470)       3,383
         Tax-exempt                                                       138         (165)         (27)
       Held to maturity
         Taxable                                                       (1,354)        (104)      (1,458)
         Tax-exempt                                                     3,034         (294)       2,740
     Loans:
       Commercial:
         Taxable                                                         (276)        (147)        (423)
         Tax-exempt                                                       551         (384)         167
       Commercial real estate                                          (2,502)      (1,379)      (3,881)
       Real estate construction                                          (187)         (14)        (201)
       Real estate residential                                            251         (841)        (590)
       Consumer                                                          (128)      (1,258)      (1,386)
                                                                 ---------------------------------------
         Total loans                                                   (2,291)      (4,023)      (6,314)
                                                                 ---------------------------------------
         Total earning assets                                           3,380       (5,059)      (1,679)
                                                                 ---------------------------------------
     Interest expense:
     Deposits:
       Savings and interest-bearing
         transaction                                                      114         (841)        (727)
       Time less than $100,000                                           (145)        (377)        (522)
       Time $100,000 or more                                              (23)        (482)        (505)
                                                                 ---------------------------------------
          Total interest-bearing deposits                                 (54)      (1,700)      (1,754)
                                                                 ---------------------------------------
     Short-term borrowed funds                                            412         (132)         280
     Federal Home Loan Bank advances                                     (663)         (16)        (679)
     Debt financing and notes payable                                       6          (75)         (69)
                                                                 ---------------------------------------
         Total interest-bearing liabilities                              (299)      (1,923)      (2,222)
                                                                 ---------------------------------------
     Increase (Decrease) in Net Interest Income                        $3,679      ($3,136)        $543
                                                                 =======================================

                                                                    Three months ended March 31, 2004
                                                                        compared with three months
                                                                         ended December 31, 2003
                                                                 ---------------------------------------
                                                                    Volume        Rate         Total
                                                                 ---------------------------------------
     Interest and fee income:
     Money market assets and funds sold                                    $0          ($2)         ($2)
     Investment securities:
       Available for sale
         Taxable                                                          242          886        1,128
         Tax-exempt                                                      (105)          29          (76)
       Held to maturity
         Taxable                                                         (141)         120          (21)
         Tax-exempt                                                       (55)          (5)         (60)
     Loans:
       Commercial:
         Taxable                                                         (174)         112          (62)
         Tax-exempt                                                       105           18          123
       Commercial real estate                                            (595)        (611)      (1,206)
       Real estate construction                                           (33)          12          (21)
       Real estate residential                                            (39)         (56)         (95)
       Consumer                                                           180         (288)        (108)
                                                                 ---------------------------------------
         Total loans                                                     (556)        (813)      (1,369)
                                                                 ---------------------------------------
         Total earning assets                                            (615)         215         (400)
                                                                 ---------------------------------------
     Interest expense:
     Deposits:
       Savings and interest-bearing
         transaction                                                      (59)        (228)        (287)
       Time less than $100,000                                            (58)         (25)         (83)
       Time $100,000 or more                                              (34)         (65)         (99)
                                                                 ---------------------------------------
          Total interest-bearing deposits                                (151)        (318)        (469)
                                                                 ---------------------------------------
     Short-term borrowed funds                                            229           46          275
     Federal Home Loan Bank advances                                      (88)           5          (83)
     Debt financing and notes payable                                      37           (8)          29
                                                                 ---------------------------------------
         Total interest-bearing liabilities                                27         (275)        (248)
                                                                 ---------------------------------------
     Decrease in Net Interest Income                                    ($642)        $490        ($152)
                                                                 =======================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $750 thousand for loan losses in the first quarter of 2004 and the fourth quarter of 2003, compared with $900 thousand in the first quarter of 2003. The provision reflects management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).

                                                                            Three months ended
                                                                 ---------------------------------------
                                                                             March 31,
                                                                 --------------------------December 31,
                                                                         2004         2003         2003
                                                                 ---------------------------------------
     Service charges on deposit accounts                               $6,868       $6,425       $6,572
     Merchant credit card fees                                            825          862          864
     ATM fees and interchange                                             583          560          573
     Debit card fees                                                      549          494          512
     Check sale income                                                    294          244          294
     Trust fees                                                           250          238          235
     Financial services commissions                                       187          207          227
     Mortgage banking income                                              133          226          139
     Official check sales income                                          127          133          120
     Gains on sale of foreclosed property                                 223            2           28
     Securities gains                                                   1,788           15            0
     Loss on extinguishment of debt                                    (1,814)           0            0
     Other noninterest income                                             853          969          928
                                                                 ---------------------------------------
       Total                                                          $10,866      $10,375      $10,492
                                                                 =======================================

Noninterest income for the first quarter of 2004 rose by $491 thousand or 4.7% from the same period in 2003. Included in the current period are $1.8 million securities gains and a $1.8 million loss on the extinguishment of $85 million of FHLB advances. For details of securities gains and losses on extinguishment of FHLB advances, see the "Asset and Liability Management" section of this report below. Service charges on deposit accounts increased $443 thousand or 6.9% mostly due to repricing of checking services which became effective in

February of 2004 and an expanded debit card overdraft program which became effective in January of 2004. Gains on sale of foreclosed properties were higher by $221 thousand than in the first quarter of 2003. Other noninterest income decreased by $116 thousand or 12.0% mostly due to a $118 thousand gain on sale of the former Westamerica Kerman branch building in the first quarter of 2003.

In the first quarter of 2004, noninterest income increased $374 thousand or 3.6% compared with the previous quarter. The largest positive contributor was service charges on deposit accounts, which increased $296 thousand or 4.5%. Such service charge income rose because of new pricing affecting overdraft and DDA activity charges implemented in the first quarter of 2004 and annual IRA fees collected in the first quarter of 2004. Gains on sale of foreclosed properties were higher by $195K than in the fourth quarter of 2003. The first quarter of 2004 included $1.8 million securities gains and a $1.8 million loss to retire $85 million of FHLB advances, as discussed above and elsewhere in this report. Other noninterest income declined $75 thousand or 8.1% largely due to $115 thousand proceeds received in the fourth quarter of 2003 from the demutualization of the life insurance company with which the Company has policies.


Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).

                                                                           Three months ended
                                                                 ---------------------------------------
                                                                             March 31,
                                                                 --------------------------December 31,
                                                                         2004         2003         2003
                                                                 ---------------------------------------
     Salaries and incentives                                          $10,362      $10,512      $10,394
     Employee benefits                                                  3,164        3,186        2,790
     Occupancy                                                          2,948        2,995        3,037
     Equipment                                                          1,162        1,374        1,290
     Data processing services                                           1,517        1,559        1,523
     Courier service                                                      884          929          900
     Telephone                                                            572          425          530
     Postage                                                              395          420          422
     Professional fees                                                    409          413          486
     Merchant credit card                                                 272          342          207
     Stationery and supplies                                              288          318          344
     Loan expense                                                         255          276          326
     Customer checks                                                      197          246          264
     Correspondent service charges                                        239          243          224
     Advertising/public relations                                         215          220          291
     Operational losses                                                   243          173          297
     Employee recruiting                                                   47           42           37
     Foreclosed property expense                                            2            1           32
     Amortization of deposit intangibles                                  136          249          165
     Other noninterest expense                                          1,685        1,612        1,599
                                                                 ---------------------------------------
     Total                                                            $24,992      $25,535      $25,158
                                                                 =======================================

     Average full time equivalent staff                                 1,001        1,047        1,007

     Noninterest expense to revenues (FTE)                              38.17%       39.63%       38.56%


Noninterest expense decreased $543 thousand or 2.1% in the first quarter of 2004 compared to the same period in 2003. The largest decrease was equipment expense, which was down $212 thousand or 15.4% due to a $129 thousand decrease in depreciation and lower spending on hardware and software maintenance. Salaries and incentives were down $150 thousand or 1.4% due to lower regular salaries and a decrease in incentive payments. A $96 thousand drop in regular salary was attributable to a smaller workforce, partially offset by annual merit increases in salaries. Amortization of deposit intangibles fell by $113 thousand or 45.4% due to expiration of purchase premium amortization. The largest increase in expenditures was telephone expense, which rose $147 thousand or 34.6% due to increased line charges necessitated by a major upgrade in the Company's electronic network.

In the first three months of 2004, noninterest expense declined $166 thousand or 0.7% compared with the fourth quarter of 2003. Equipment expense declined $128 thousand or 9.9% primarily because the prior quarter included purchases of incidental equipment including security equipment, fraud detection devices and office furniture. Depreciation expense increased for the electronic upgrade in the first quarter of 2004. Employee benefits rose by $374 thousand largely the net result of a seasonal increase in payroll taxes.


Provision for Income Tax

During the first quarter of 2004, the Company recorded income tax expense
(FTE) of $15.4 million, $425 thousand or 2.8% higher than the first quarter of 2003. The current quarter provision represents an effective tax rate of 38.7%, compared to 39.4% and 38.2% for the first and fourth quarters of 2003, respectively.

The change in the provision for income taxes is primarily attributable to the respective levels of earnings and tax credits earned from low-income housing investments which increased $222 thousand in the first quarter of 2004 over the same period last year and decreased $270 thousand from the fourth quarter of 2003.


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

The following is a summary of classified loans and repossessed collateral on the dates indicated (dollars in thousands):


                                                                           At March 31,         At
                                                                 --------------------------December 31,
                                                                         2004         2003         2003
                                                                 ---------------------------------------
     Classified loans                                                 $22,965      $32,505      $23,460
     Repossessed collateral                                                80           88           90

     Classified loans and repossessed collateral                      $23,045      $32,593      $23,550
                                                                 =======================================
     Allowance for loan losses /
      classified loans                                                    234%         167%         230%


Classified loans at March 31, 2004, decreased $9.5 million or 29.3% from a year ago, primarily due to upgrades, payoffs and chargeoffs, partially reduced by new downgrades. Repossessed collateral declined $8 thousand or 9.1% from March 31, 2003, primarily the net result of additions of six properties with a total carrying value of $1.8 million, partially reduced by sales of five properties totaling $1.5 million and $299 thousand in principal reductions. A $495 thousand decline in classified loans from December 31, 2003 was mainly due to payoffs, upgrades and chargeoffs, partly offset by new downgrades. Repossessed collateral declined $10 thousand or 11.1% from December 31 due to a sale of a foreclosed property valued at $10 thousand.


Nonperforming Loans

Nonperforming loans include nonaccrual loans and loans 90 days past due as to principal or interest and still accruing. Loans are placed on nonaccrual status when they become 90 days or more delinquent, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified as "performing nonaccrual" and are included in total nonperforming assets. When the ability to fully collect nonaccrual loan principal is in doubt, cash payments received are applied against the principal balance of the loan until such time as full collection of the remaining recorded balance is expected. Any subsequent interest received is recorded as interest income on a cash basis.

The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):


                                                              At March 31,        At
                                                    --------------------------December 31,
                                                            2004         2003         2003
                                                    ---------------------------------------
     Performing nonaccrual loans                          $2,212       $2,471       $1,658
     Nonperforming, nonaccrual loans                       5,045        6,402        5,759
                                                    ---------------------------------------
        Total nonaccrual loans                             7,257        8,873        7,417

     Loans 90 days past due and
       still accruing                                        190          320          199
                                                    ---------------------------------------
       Total nonperforming loans                           7,447        9,193        7,616

     Other real estate owned                                  80           88           90
                                                    ---------------------------------------
       Total                                              $7,527       $9,281       $7,706
                                                    =======================================
     Allowance for loan losses /
       nonperforming loans                                   723%         589%         708%


Performing nonaccrual loans at March 31, 2004 decreased $259 thousand or 10.5% from a year ago as a result of charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual, offset by new loans placed on nonaccrual. Performing nonaccrual loans at March 31, 2004 increased

$554 thousand or 33.4% from December 31 due to new loans placed on nonaccrual, offset by charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual.

Nonperforming nonaccrual loans at March 31, 2004 decreased $1.4 million or 21.2% and $714 thousand or 12.4% from the previous year and December 31, 2003, respectively. The increase was due to the net result of loans being added to nonaccrual, partially offset by others being returned to full-accrual status or being charged off or paid off.

Changes in repossessed collateral are discussed above.

The Company had no restructured loans as of March 31, 2004, 2003 and December 31, 2003.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2004, if all such loans had been current in accordance with their original terms, was $120 thousand, compared to $163 thousand and $113 thousand, respectively, for the first and fourth quarters of 2003.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2004, totaled $64 thousand, compared to $71 thousand and $78 thousand, respectively, for the first and fourth quarters of 2003. These cash payments represent annualized yields of 3.62% for first three months of 2004 compared to 3.28% and 4.54%, respectively, for the first and the fourth quarter of 2003.

Total cash payments received, including those recorded in prior years, which were applied against the book balance of nonaccrual loans outstanding at March 31, 2004, totaled approximately $26 thousand, compared with $184 thousand and $47 thousand for the first and the fourth quarters of 2003, respectively.

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


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to specific impaired loans. As of the date of this report, Management considers the $53.8 million allowance for loan losses, which constituted 2.32% of total loans at March 31, 2004, to be adequate as an allowance against inherent losses. However, while the Company's policy is to charge off in the current period those loans on which the loss is considered probable, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):


                                                                           Three months ended
                                                                 ---------------------------------------
                                                                             March 31,
                                                                 --------------------------December 31,
                                                                         2004         2003         2003
                                                                 ---------------------------------------
     Balance, beginning of period                                     $53,910      $54,227      $54,180

     Loan loss provision                                                  750          900          750

     Loans charged off                                                 (1,558)      (2,028)      (1,542)
     Recoveries of previously
        charged off loans                                                 732        1,055          522
                                                                 ---------------------------------------
       Net credit losses                                                 (826)        (973)      (1,020)
                                                                 ---------------------------------------
     Balance, end of period                                           $53,834      $54,154      $53,910
                                                                 =======================================
     Allowance for loan losses /
      loans outstanding                                                  2.32%        2.20%        2.32%


Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk. The Company actively solicits loans and transaction deposit accounts. Asset and liability management techniques include adjusting the duration, liquidity, volume, rates and yields, and other attributes of its loan products, investment portfolios, deposit products, and other funding sources to achieve Company objectives.

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising rate scenario where the Fed Funds rate is made to rise evenly by 200 bp, and a falling rate scenario of 50 bp over the 12-month forecast interval triggering a response in the other forecasted rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at March 31, 2004 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

A variety of factors affect the timing and magnitude of interest rate changes such as general economic conditions, fiscal policy, monetary policy, political developments, terrorism, and a variety of other factors. Given current conditions, the Company is anticipating rising rates, although the timing of increasing rates remains uncertain. The Company generally maintains an interest rate risk position near neutral, such that changing interest rates will not cause significant changes in net interest income.

During the first quarter 2004, the Company sold $144.8 million of available-for-sale securities to reduce the average duration of the securities portfolios in a rising rate environment. The Company realized securities gains of $1.8 million from these sales. Also, during the first quarter of 2004, the Company retired $85 million in FHLB advances with a weighted average interest rate of 3.63% in an effort to reduce its aggregate cost of funds. The majority of the retired FHLB advances had scheduled maturity dates prior to January 15, 2005, while others had scheduled maturity dates ranging from May to August 2005. Losses totaling $1.8 million were incurred to retire the FHLB advances prior to their scheduled maturity dates.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At March 31, 2004, investment securities available for sale totaled $1,219 million, representing a decrease of $195 million from December 31, 2003. In addition, at March 31, 2004, the Company had customary lines for overnight borrowings from other financial institutions in excess of $500 million and a $10 million line of credit under which $5.9 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1 with a stable outlook. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A- with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 2004 and 2003 generated substantial cash flows of $36.3 million and $37.0 million, respectively. In 2004 operating activities provided cash for $28.7 million of Company stock repurchases and $8.4 million in shareholder dividends. In 2003 operating cash flows were more than sufficient to pay shareholder dividends, repay long term obligations, and repurchase common stock collectively totaling $34 million.

In 2004, the Company generated $179.4 million from its investing activities. Sales and maturities net of purchases were $180.5 million, which were used to reduce short-term borrowings by $98.9 million and to prepay $85 million FHLB advances. In 2003, purchases net of sales and maturities of investment securities were $180 million, which was in part offset by net repayments of loans of $37 million. The investment securities portfolio increase was generally financed by a $36 million increase in deposits and $66 million of new short-term borrowings.

The Company anticipates that loan demand will increase moderately in 2004, consistent with economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand during the period. Depending on economic conditions, interest rate levels, and a variety of other conditions, excess deposit growth will be used to purchase investment securities or to reduce short-term borrowings.

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


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases shares of its common stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 574 thousand shares in the first quarter of 2004, 568 thousand shares in the first quarter of 2003, and 530 thousand in the fourth quarter of 2003.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $338.6 million at March 31, 2004. This amount, which is reflective of the effect of common stock repurchases and dividends paid to shareholders offset by the generation of earnings and proceeds from the issuance of stock, represents an increase of $1.6 million or 0.5% from a year ago, and a decrease of $1.8 million or 0.5% from December 31, 2003. Despite an increase in shareholders' equity, the Company's ratio of equity to total assets fell to 7.65% at March 31, 2004, from 7.68% a year ago due to asset growth. The equity to assets ratio was 7.44% on December 31, 2003.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                                              At March 31,         At         Minimum
                                                    --------------------------December 31,  Regulatory
                                                            2004         2003         2003  Requirement
                                                    ----------------------------------------------------
     Tier I Capital                                         9.89%        9.45%       10.13%        4.00%
     Total Capital                                         11.25%       10.71%       11.39%        8.00%
     Leverage ratio                                         6.63%        7.00%        6.85%        4.00%


The risk-based capital ratios improved at March 31, 2004, compared with the prior year primarily due to an increase in the total level of tangible (excluding goodwill and purchase premiums) capital and a change in mix of risk-weighted assets. The leverage ratio fell because of asset growth.

When compared with the 2003 year-end, the capital and leverage ratios declined, the net result of the effect of common stock repurchases and lower retained earnings, partially offset by the effect of lower risk-weighted assets.

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


Item 4. Controls and Procedures


The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, as of March 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Due to the nature of the banking business, the Company's Subsidiary Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) None

(b) None

(c) None

(d) None

(e) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2004 (in thousands, except per share data).


                                                            (c)          (d)
                                                          Total      Maximum
                                                         Number       Number
                                                      of Shares    of Shares
                                               (b)    Purchased     that May
                                  (a)      Average   as Part of       Yet Be
                                Total        Price     Publicly    Purchased
                            Number of         Paid    Announced    Under the
                               Shares          per        Plans     Plans or
                   Period   Purchased        Share  or Programs*    Programs
               ---------------------------------------------------------------
               January 1
               through
               January 31          151       $49.58          151        1,316
               ---------------------------------------------------------------
               February 1
               through
               February 29         275        50.06          275        1,041
               ---------------------------------------------------------------
               March 1
               through
               March 31            148        49.84          148          893
               ---------------------------------------------------------------
               Total               574       $49.88          574          893
               ===============================================================

* Includes 6, 8 and 2 shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

On August 28, 2003, the Board of Directors authorized the purchase of up to two million shares of the Company's common stock from time to time prior to September 1, 2004.


Item 3. Defaults upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibit 3 (ii): By-laws, as amended (composite copy)

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

(b)Reports on Form 8-K

   On January 26, 2004, the Company filed a Report on Form 8-K with respect to item 12, therein, reporting fourth quarter, 2003 financial results. Included in the report was a press release dated January 20, 2004.

SIGNATURES
------------

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       WESTAMERICA BANCORPORATION
                                       (Registrant)



May 10, 2004                           /s/ DENNIS R. HANSEN
--------------                         --------------------
Date                                   Dennis R. Hansen
                                       Senior Vice President
                                       and Controller
                                       (Chief Accounting Officer)



Pages 26-42

Exhibit 3 (ii)

By-laws, as amended (composite copy)





Page 43

Exhibit 11

WESTAMERICA BANCORPORATION
Computation of Earnings Per Share on Common and
Common Equivalent Shares and on Common Shares
Assuming Full Dilution


                                                      For the three months
                                                         ended March 31,
     (In thousands, except per share data)                  2004         2003
                                                    --------------------------
     Weighted average number of common
       shares outstanding - basic                         32,051       33,110

     Add exercise of options reduced by the
       number of shares that could have been
       purchased with the proceeds of such
       exercise                                              611          455
                                                    --------------------------
     Weighted average number of common
       shares outstanding - diluted                       32,662       33,565
                                                    ==========================

     Net income                                          $24,314      $23,012

     Basic earnings per share                              $0.76        $0.70

     Diluted earnings per share                            $0.74        $0.69
