Form 10-Q
period 2004-06-30
WESTAMERICA BANCORPORATION
filed 2004-08-09
CIK 311094

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549




                                        FORM 10-Q




                     Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934


                             For Quarter Ended June 30, 2004

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

                   Yes [ x ]                                     No [    ]


Indicate the number of shares outstanding of each of the registrant classes of common stock, as of the latest practicable date:

        Title  of  Class         Shares outstanding as of August 4, 2004

         Common Stock,                    31,715,545
         No Par Value


                                        TABLE OF CONTENTS

                                                                                                Page
                                                                                            -------------
    Forward Looking Statements                                                                         2

    PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements                                                                    3

      Notes to Unaudited Condensed Consolidated Financial Statements                                   7

      Financial Summary                                                                                9

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                              10

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk                             24

      Item 4 - Controls and Procedures                                                                24

    PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                                                      25

      Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
               Equity Securities                                                                      25

      Item 3 - Defaults upon Senior Securities                                                        25

      Item 4 - Submission of Matters to a Vote of Security Holders                                    25

      Item 5 - Other Information                                                                      26

      Item 6 - Exhibits and Reports on Form 8-K                                                       26

        (a) - Exhibits

      Exhibit 11 - Computation of Earnings Per Share                                                  28

      Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
                     Securities Exchange Act Rule 13a-(14)(a)                                         29

      Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
                     Securities Exchange Act Rule 13a-(14)(a)                                         30

      Exhibit 32.1 - Certification Required by 18 U.S.C. Section 1350                                 31

      Exhibit 32.2 - Certification Required by 18 U.S.C. Section 1350                                 32

        (b) - Reports on Form 8-K                                                                     26


                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) economic uncertainty created by terrorist threats and attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits and assets; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                             At June 30,            At
                                                     --------------------------December 31,
                                                         2004         2003         2003
                                                     ---------------------------------------
Assets:
  Cash and cash equivalents                              $185,522     $201,560     $189,628
  Money market assets                                         534          633          534
  Investment securities available for sale              1,024,798    1,251,341    1,413,911
  Investment securities held to maturity,
    with market values of:
     $949,257 at June 30, 2004                            960,522
     $599,484 at June 30, 2003                                         588,231
     $542,729 at December 31, 2003                                                  535,377
  Loans, gross                                          2,319,255    2,406,889    2,323,330
  Allowance for loan losses                               (53,949)     (54,159)     (53,910)
                                                     ---------------------------------------
    Loans, net of allowance for loan losses             2,265,306    2,352,730    2,269,420
  Repossessed collateral                                        0        1,888           90
  Premises and equipment, net                              35,343       36,408       35,748
  Interest receivable and other assets                    139,786      131,901      131,677
                                                     ---------------------------------------
    Total Assets                                       $4,611,811   $4,564,692   $4,576,385
                                                     =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                $1,272,278   $1,194,847   $1,240,379
    Interest bearing:
      Transaction                                         569,575      554,568      561,696
      Savings                                           1,072,701      962,967    1,058,082
      Time                                                590,875      741,249      603,834
                                                     ---------------------------------------
    Total deposits                                      3,505,429    3,453,631    3,463,991
  Short-term borrowed funds                               712,553      393,287      590,646
  Federal Home Loan Bank advance                                0      170,000      105,000
  Notes payable                                            21,429       21,393       24,643
  Liability for interest, taxes and
    other expenses                                         42,605      169,070       51,734
                                                     ---------------------------------------
    Total Liabilities                                   4,282,016    4,207,381    4,236,014
                                                     ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
       31,784 at June 30, 2004                            221,896
       32,937 at June 30, 2003                                         217,236
       32,287 at December 31, 2003                                                  218,461
  Deferred compensation                                     2,146        1,824        1,824
  Accumulated other comprehensive income:
     Unrealized (loss) gain on securities
          available for sale, net                          (1,416)      26,001       13,191
  Retained earnings                                       107,169      112,250      106,895
                                                     ---------------------------------------
    Total Shareholders' Equity                            329,795      357,311      340,371
                                                     ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                         $4,611,811   $4,564,692   $4,576,385
                                                     =======================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)


                                                          Three months ended        Six months ended
                                                               June 30,                  June 30,
                                                         2004         2003         2004         2003
                                                     ----------------------------------------------------
Interest Income:
  Loans                                                   $33,403      $39,419      $67,425      $79,832
  Money market assets and funds sold                            0            2            1            5
  Investment securities available for sale
    Taxable                                                 8,035        8,521       19,410       16,544
    Tax-exempt                                              3,644        3,915        7,518        7,686
  Investment securities held to maturity
    Taxable                                                 3,833        1,345        4,600        3,537
    Tax-exempt                                              4,356        3,397        8,728        6,119
                                                     ----------------------------------------------------
    Total interest income                                  53,271       56,599      107,682      113,723
                                                     ----------------------------------------------------
Interest Expense:
  Transaction deposits                                        124          211          236          453
  Savings deposits                                            992        1,562        2,102        3,271
  Time deposits                                             1,878        2,697        3,808        5,654
  Short-term borrowed funds                                 1,285          962        2,416        1,812
  Federal Home Loan Bank advance                                2        1,592          897        3,167
  Debt financing and notes payable                            316          385          652          789
                                                     ----------------------------------------------------
    Total interest expense                                  4,597        7,409       10,111       15,146
                                                     ----------------------------------------------------
Net Interest Income                                        48,674       49,190       97,571       98,577
                                                     ----------------------------------------------------

Provision for loan losses                                     750          900        1,500        1,800
                                                     ----------------------------------------------------
Net Interest Income After
  Provision For Loan Losses                                47,924       48,290       96,071       96,777
                                                     ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                       7,360        6,648       14,228       13,073
  Merchant credit card                                        909          900        1,735        1,762
  Financial services commissions                              360          210          547          418
  Trust income                                                258          277          508          516
  Mortgage banking                                            131          301          263          527
  Securities gains                                            395          277        2,183          293
  Loss on extinguishment of debt                             (390)           0       (2,204)           0
  Other                                                     2,638        2,423        5,266        4,822
                                                     ----------------------------------------------------
  Total Noninterest Income                                 11,661       11,036       22,526       21,411
                                                     ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                            13,332       13,598       26,858       27,297
  Occupancy                                                 2,944        3,044        5,892        6,039
  Data processing                                           1,521        1,518        3,038        3,077
  Equipment                                                 1,273        1,381        2,435        2,755
  Courier service                                             888          926        1,772        1,855
  Professional fees                                           511          457          921          870
  Other                                                     4,521        4,552        9,066        9,118
                                                     ----------------------------------------------------
  Total Noninterest Expense                                24,990       25,476       49,982       51,011
                                                     ----------------------------------------------------
Income Before Income Taxes                                 34,595       33,850       68,615       67,177
                                                     ----------------------------------------------------
  Provision for income taxes                                9,951       10,179       19,657       20,494
                                                     ----------------------------------------------------
Net Income                                                $24,644      $23,671      $48,958      $46,683
                                                     ====================================================
Other Comprehensive Income:
  Change in unrealized (loss) gain on
   securities available for sale, net                     (22,629)       5,591      (14,607)       6,849
                                                     ----------------------------------------------------
Other Comprehensive Income                                 $2,015      $29,262      $34,351      $53,532
                                                     ====================================================

Average Shares Outstanding                                 31,760       33,000       31,906       33,054
Diluted Average Shares Outstanding                         32,343       33,492       32,502       33,528

Per Share Data:
  Basic Earnings                                            $0.78        $0.72        $1.53        $1.41
  Diluted Earnings                                           0.76         0.71         1.51         1.39
  Dividends Paid                                             0.28         0.24         0.54         0.48

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)


                                                                                Accumulated
                                                                                  Compre-
                                                        Common      Deferred      hensive     Retained
                                           Shares        Stock    Compensation  Income/loss   Earnings       Total
                                        ------------------------------------------------------------------------------
Balance, December 31, 2002                    33,411     $215,926       $1,272      $19,152     $105,149     $341,499
  Net income for the period                                                                       46,683       46,683
  Stock issued for stock options                 191        3,450                                               3,450
  Stock option tax benefits                                 1,887                                               1,887
  Restricted stock activity                       24          407          552                                    959
  Purchase and retirement of stock              (689)      (4,434)                               (23,695)     (28,129)
  Dividends                                                                                      (15,887)     (15,887)
  Unrealized gain on securities
    available for sale, net                                                           6,849                     6,849
                                        ------------------------------------------------------------------------------
Balance, June 30, 2003                        32,937     $217,236       $1,824      $26,001     $112,250     $357,311
                                        ==============================================================================

Balance, December 31, 2003                    32,287     $218,461       $1,824      $13,191     $106,895     $340,371
  Net income for the period                                                                       48,958       48,958
  Stock issued for stock options                 214        6,166                                               6,166
  Stock option tax benefits                                 1,826                                               1,826
  Restricted stock activity                       16          467          322                                    789
  Purchase and retirement of stock              (733)      (5,024)                               (31,399)     (36,423)
  Dividends                                                                                      (17,285)     (17,285)
  Unrealized loss on securities
    available for sale, net                                                         (14,607)                  (14,607)
                                        ------------------------------------------------------------------------------
Balance, June 30, 2004                        31,784     $221,896       $2,146      ($1,416)    $107,169     $329,795
                                        ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                   For the six months
                                                                                     ended June 30,
                                                                               --------------------------
                                                                                       2004         2003
                                                                               --------------------------
Operating Activities:
  Net income                                                                        $48,958      $46,683
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                                      1,917        2,139
    Amortization of intangibles and other assets                                      1,148        1,014
    Loan loss provision                                                               1,500        1,800
    Amortization of deferred net loan fees                                               21          117
    Decrease in interest income receivable                                            2,401          362
    (Increase) decrease in other assets                                              (4,391)      57,823
    Increase (decrease) in income taxes payable                                         694        2,978
    Decrease in interest expense payable                                               (462)        (382)
    Increase (decrease) in other liabilities                                          3,115      (53,321)
    Gain on sales of investment securities                                           (2,183)        (293)
    Loss on extinguishment of debt                                                    2,204            0
    Writedown of equipment                                                                9          102
    Originations of loans for resale                                                 (3,562)      (5,257)
    Proceeds from sale of loans originated for resale                                 3,534        5,007
    Net gain on sale of other real estate owned
     in satisfaction of debt                                                           (231)          (9)
                                                                               --------------------------
Net Cash Provided by Operating Activities                                            54,672       58,763
                                                                               --------------------------
Investing Activities:
  Net repayments of loans                                                             2,618       84,213
  Purchases of investment securities available for sale                             (76,027)    (499,669)
  Purchases of investment securities held to maturity                              (494,618)    (243,158)
  Purchases of property, plant and equipment                                         (1,521)      (1,750)
  Proceeds from maturity of securities available for sale                           243,046      257,382
  Proceeds from maturity of securities held to maturity                              63,021       93,912
  Proceeds from sale of securities available for sale                               199,185       69,305
  Proceeds from sale of property and equipment                                            0          498
  Proceeds from sale of other real estate owned                                         321          293
                                                                               --------------------------
Net Cash Used in Investing Activities                                               (63,975)    (238,974)
                                                                               --------------------------
Financing Activities:
  Net increase in deposits                                                           41,438      159,565
  Net increase in short-term borrowings                                             121,906       43,551
  Repayments to the FHLB                                                           (107,204)           0
  Repayments of notes payable                                                        (3,214)      (3,214)
  Exercise of stock options                                                           5,979        3,308
  Repurchases/retirement of stock                                                   (36,423)     (28,129)
  Dividends paid                                                                    (17,285)     (15,887)
                                                                               --------------------------
Net Cash Provided by Financing Activities                                             5,197      159,194
                                                                               --------------------------
Net Decrease In Cash and Cash Equivalents                                            (4,106)     (21,017)
                                                                               --------------------------
Cash and Cash Equivalents at Beginning of Period                                    189,628      222,577
                                                                               --------------------------
Cash and Cash Equivalents at End of Period                                         $185,522     $201,560
                                                                               ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other repossessed collateral                                      $0       $1,800

Supplemental Disclosure of Cash Flow Activity:
  Unrealized (loss) gain on securities available for sale, net                     ($14,607)       6,849
  Interest paid for the period                                                        9,649       14,764
  Income tax payments for the period                                                 18,850       18,461
  Income tax benefit from stock option exercises                                      1,826        1,887

See accompanying notes to unaudited condensed consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and core deposit intangibles associated with purchase business combinations and, effective January 1, 2002, accounts for them in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer amortized, but is periodically evaluated for impairment. During 2004, no impairment of goodwill has been recorded. Core deposit intangibles are amortized to their estimated residual values over their expected useful lives; such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the second quarter of 2004, no such adjustments were recorded.

The following table summarizes the Company's goodwill and core deposit intangible assets, which are included with Interest receivable and other assets in the Consolidated Balance Sheets, as of January 1, 2004 and June 30, 2004 (dollars in thousands).


                                             At                                     At
                                         January 1,                              June 30,
                                            2004       Additions   Reductions      2004
                                        ----------------------------------------------------
    Goodwill                                 $22,968           $0           $0      $22,968
    Accumulated Amortization                  (3,972)           0            0       (3,972)
                                        ----------------------------------------------------
    Net                                      $18,996           $0           $0      $18,996
                                        ====================================================

    Core Deposit Intangibles                  $7,783           $0           $0       $7,783
    Accumulated Amortization                  (4,345)           0         (272)      (4,617)
                                        ----------------------------------------------------
    Net                                       $3,438           $0        ($272)      $3,166
                                        ====================================================


At June 30, 2004, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2004 and annually through 2009 is $272, $469, $427, $427, $427, and $427, respectively. The weighted average amortization period for core deposit intangibles is 7.6 years.

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


                                                         Three months ended        Six months ended
                                                             June 30,                  June 30,
                                                     ----------------------------------------------------
                                                         2004         2003         2004         2003
                                                     ----------------------------------------------------
                                                             (In thousands, except per share data)
Compensation cost based on fair
    value method, net of tax effect                          $526         $589       $1,052       $1,178

Net income:
    As reported                                           $24,644      $23,671      $48,958      $46,683
    Pro forma                                             $24,118      $23,082      $47,906      $45,505

Basic earnings per share:
    As reported                                             $0.78        $0.72        $1.53        $1.41
    Pro forma                                                0.76         0.70         1.50         1.38

Diluted earnings per share:
    As reported                                             $0.76        $0.71        $1.51        $1.39
    Pro forma                                                0.75         0.69         1.47         1.36


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

The following table sets forth the net periodic post retirement benefit costs for the quarter ended June 30.


                                                           For the six months ended
                                                                    June 30,
                                                     ---------------------------------------
                                                         2004         2003         2002
                                                     ---------------------------------------
                                                                  (In thousands)
Service cost                                                  $93           $7         $104
Interest cost                                                  86           85           86
Amortization of unrecognized
  transition obligation                                        31           31           31
                                                     ---------------------------------------
Net periodic cost                                            $210         $123         $221
                                                     =======================================


WESTAMERICA BANCORPORATION
Financial Summary
(In thousands, except per share data)


                                                         Three months ended        Six months ended
                                                              June 30,                 June 30,
                                                     ----------------------------------------------------
                                                         2004         2003         2004         2003
                                                     ----------------------------------------------------
Net Interest Income (FTE)**                               $54,271      $54,324     $108,877     $108,386
Provision for loan losses                                    (750)        (900)      (1,500)      (1,800)
Noninterest income:                                        11,661       11,036       22,526       21,411
Noninterest expense                                       (24,990)     (25,476)     (49,982)     (51,011)
Provision for income taxes (FTE)**                        (15,548)     (15,313)     (30,963)     (30,303)
                                                     ----------------------------------------------------
Net income                                                $24,644      $23,671      $48,958      $46,683
                                                     ====================================================

Average shares outstanding                                 31,760       33,000       31,906       33,054
Diluted average shares outstanding                         32,343       33,492       32,502       33,528
Shares outstanding at period end                           31,784       32,937       31,784       32,937

As Reported:
  Basic earnings per share                                  $0.78        $0.72        $1.53        $1.41
  Diluted earnings per share                                $0.76        $0.71        $1.51        $1.39
  Return on assets                                           2.21%        2.21%        2.20%        2.21%
  Return on equity                                          31.11%       29.27%       30.82%       29.44%
  Net interest margin                                        5.21%        5.43%        5.24%        5.51%
  Net loan losses to average loans                           0.11%        0.15%        0.13%        0.16%
  Efficiency ratio*                                          37.9%        39.0%        38.0%        39.3%

Average Balances:
  Total assets                                         $4,482,261   $4,304,387   $4,466,967   $4,253,125
  Earning assets                                        4,177,358    4,007,049    4,167,210    3,956,535
  Total loans                                           2,268,989    2,375,491    2,275,444    2,399,754
  Total deposits                                        3,489,250    3,370,433    3,463,399    3,338,681
  Shareholders' equity                                    318,560      324,350      319,475      319,741

Balances at Period End:
  Total assets                                         $4,611,811   $4,564,692
  Earning assets                                        4,311,562    4,247,094
  Total loans                                           2,319,255    2,406,889
  Total deposits                                        3,505,429    3,453,631
  Shareholders' equity                                    329,795      357,311

Financial Ratios at Period End:
  Allowance for loan losses to loans                         2.33%        2.25%
  Book value per share                                     $10.38       $10.85
  Equity to assets                                           7.15%        7.83%
  Total capital to risk assets                              11.78%       11.32%

Dividends Paid Per Share                                    $0.28        $0.24        $0.54        $0.48
Dividend Payout Ratio                                          37%          34%          36%          34%

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

**Fully taxable equivalent


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported net income of $24.6 million or diluted earnings per share of $0.76 for the second quarter of 2004. These results compare with net income of $23.7 million or $0.71 per share for the same period of 2003.

On a year-to-date basis, the Company reported net income for the six months ended June 30, 2004 of $49.0 million or diluted earnings per share of $1.51, compared with $46.7 million or $1.39 per share for the same period of 2003.

Following is a summary of the components of net income for the periods indicated (In thousands except per share data and ratios):


                                                         Three months ended        Six months ended
                                                              June 30,                 June 30,
                                                     ----------------------------------------------------
                                                         2004         2003         2004         2003
                                                     ----------------------------------------------------
Net interest income (FTE)                                 $54,271      $54,324     $108,877     $108,386
Provision for loan losses                                    (750)        (900)      (1,500)      (1,800)
Noninterest income                                         11,661       11,036       22,526       21,411
Noninterest expense                                       (24,990)     (25,476)     (49,982)     (51,011)
Provision for income taxes (FTE)                          (15,548)     (15,313)     (30,963)     (30,303)
                                                     ----------------------------------------------------
Net income                                                $24,644      $23,671      $48,958      $46,683
                                                     ====================================================

Average diluted shares                                     32,343       33,492       32,502       33,528

Diluted earnings per share                                  $0.76        $0.71        $1.51        $1.39

Average total assets                                    4,482,261    4,304,387    4,466,967    4,253,125

Net income (annualized) to average total assets              2.21%        2.21%        2.20%        2.21%


Net income for the second quarter of 2004 was $973 thousand or 4.1% more than the same quarter of 2003. Net interest income (FTE) declined by $53 thousand or 0.1%, primarily the net result of declining yields on average earning assets, lower interest expense, and the effect of higher average earning assets. The loan loss provision declined $150 thousand or 16.7%, reflecting management's assessment of the quality of the loan portfolio. The increase of $625 thousand or 5.7% in noninterest income and a $486 thousand or 1.9% reduction of noninterest expense contributed to growth in net income for the period. The provision for income taxes (FTE) increased $235 thousand or 1.53%.

Comparing the first six months of 2004 to the prior year, net income rose $2.3 million or 4.9%. A $491 thousand or 0.5% increase in net interest income was mainly attributable to a lower cost of funding and the effect of growth of earning assets, partially offset by declining yields on those assets. The provision for loan losses decreased $300 thousand or 16.7%. Noninterest income rose $1.1 million or 5.2% and noninterest expense dropped $1.0 million or 2.0%. The income tax provision (FTE) increased $660 thousand or 2.2%.


Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                                        Three months ended        Six months ended
                                                             June 30,                  June 30,
                                                     ----------------------------------------------------
                                                         2004         2003         2004         2003
                                                     ----------------------------------------------------
Interest and fee income                                   $53,271      $56,599     $107,682     $113,723
Interest expense                                           (4,597)      (7,409)     (10,111)     (15,146)
FTE adjustment                                              5,597        5,134       11,306        9,809
                                                     ----------------------------------------------------
  Net interest income (FTE)                               $54,271      $54,324     $108,877     $108,386
                                                     ====================================================

Average earning assets                                 $4,177,358   $4,007,049   $4,167,210   $3,956,535

Net interest margin (FTE)                                    5.21%        5.43%        5.24%        5.51%


The Company's primary source of revenue is net interest income, or the difference between interest income earned on earning assets and interest expense paid on interest-bearing liabilities. Net interest income (FTE) during the second quarter of 2004 decreased $53 thousand or 0.1% to $54.3 million from the same period in 2003. The decrease was mainly attributable to the effect of the lower margin earned on those assets (the rate component). The margin decrease was the net effect of a 52 bp drop in the average earning asset yield, partially offset by a 41 bp decline in the cost of funds. Offsetting the decline was the effect of an increase in average earning assets (the volume component), which grew $170.3 million or 4.3%.

Comparing the first six months of 2004 with the prior year, net interest income
(FTE) increased $491 thousand or 0.5%. The increase was caused by higher earning assets (up $210.7 million or 5.3%), partially offset by the lower margin earned on earning assets. The margin reduction was the result of a 55 bp decrease in the average asset yield combined with a 39 bp decline in the cost of funds.

Interest and Fee Income

Interest & fee income (FTE) for the second quarter of 2004 decreased $2.9 million or 4.6% from the same period in 2003. The decline was the net effect of higher average earning assets in 2004, more than offset by lower yields earned on those assets. Average earning assets grew $170.3 million (4.3%) due to expansion in the investment portfolio of $276.8 million as follows: mortgage backed securities and collateralized mortgage obligations (up $206.4 million), municipal securities (up $99.1 million) and U.S. Agency obligations (up $31.7 million). Partially offsetting the increases was a $50.0 million decline in other securities. Loans declined $106.5 million, including commercial real estate loans (down $136.4 million) and direct consumer loans (down $8.9 million). The declines were mitigated by increases in residential real estate loans (up $22.6 million) and commercial loans (up $16.1 million).

The average yield on the Company's earning assets decreased for the quarter from 6.17% in 2003 to 5.65%, down 52 bp, in 2004. This downward trend in yields was reflective of continuing maturities and payoffs and funding of new earning assets at lower interest rates during 2003 and into 2004, as evident in indirect consumer loans (96 bp decline), commercial real estate loans (50 bp decline), residential real estate loans (84 bp decline), commercial loans (36 bp decline) and personal credit lines (56 bp decline). As a result, the loan portfolio yield decreased 70 bp. The investment portfolio yield declined 11 bp, primarily the net result of declines in yields of municipal securities (down 43 bp) and U.S. Agency obligations (down 51 bp), and a 101 bp increase in mortgage backed securities and collateralized mortgage obligations.

Comparing the first half of 2004 to 2003, interest and fee income (FTE) decreased by $4.5 million or 3.7%. The decline was due to the combined effect of a higher volume of earning assets, the impact of lower yields and lower loan fee income. The positive volume was attributable to a $210.7 million (5.3%) increase in average earning assets, including mortgage backed securities and collateralized mortgage obligations (up $233.7 million), municipal securities (up $131.4 million), U.S. obligations (up $43.0 million), residential real estate loans (up $19.7 million) and commercial loans (up $11.0 million). The growth was countered by declines in commercial real estate loans (down $138.6 million), direct consumer loans (down 10.4 million), construction loans (down $8.2 million), other securities (down $61.0 million) and U.S. Treasury securities (down $12.1 million).

The average yield on earning assets for the first six months of 2004 was 5.73% compared to 6.28% in 2003. All earning asset yields fell except for a 131 bp increase in other securities and a 50 bp increase in mortgage backed securities and collateralized mortgage obligations. The investment portfolio yield decreased 13 bp, affected primarily by lower yields on U.S. Agency obligations (down 61 bp) and municipal securities (down 44 bp). The yield on dealer loans was down 98 bp, commercial real estate loans was down 55 bp, residential real estate loans was down 89 bp, commercial loans yield also declined 31 bp and the yield on personal credit lines decreased 52 bp. As a result, the composite loan yield declined 70 bp.


Interest Expense

Interest expense decreased $2.8 million or 38.0% in the second quarter of 2004 compared to the year-ago period. The decrease resulted from a drop in the average rate paid on interest-bearing liabilities and a shift to lower-rate liabilities. The average rate paid on interest-bearing liabilities fell from 1.05% in 2003 to 0.64% in 2004. The average rate on bankers money fund balances dropped 29 bp, rates on federal funds purchased decreased 23 bp, rates on CDs over $100 thousand declined an average of 29 bp, rates on money market savings accounts were lowered 31 bp, and rates on regular savings declined 13 bp.

Average interest-bearing liabilities grew $54.7 million or 1.9% in the second quarter of 2004 from a year ago. Short-term borrowings rose by $231.4 million mainly due to increases in repurchase agreements and federal funds purchased. Federal Home Loan Bank ("FHLB") advances, which carried higher interest rates than short-term borrowings, decreased from $170 million to none. Interest bearing deposits rose by $118.8 million; however, a change in mix to lower-rate categories, resulted in a rate-related decrease in interest expense. Money market savings gained $57.7 million, reduced by a $51.0 million decrease in CDs over $100 thousand.

During the first half of 2004, interest expense decreased $5.0 million or 33.2% from 2003, again due to a lower average rate paid on interest-bearing liabilities and growth of lower-rate interest-bearing liabilities. The average rate paid on interest-bearing liabilities declined to 0.70% in the first half of 2004 compared with 1.10% in 2003. Average rates on all deposit categories declined including money market savings (from 0.85% in the first six months of 2003 to 0.52% in the same period of 2004), CDs over $100 thousand (from 1.52% to 1.09%) and retail CDs with maturities varying from 1 month to over 3 years
(from 1.84% to 1.42%). Interest rates on short-term borrowings declined from 1.00% to 0.84%.

Total average interest-bearing liabilities grew $102.5 million or 3.7% for the six months ended June 30, 2004. The growth in lower-rate liabilities caused a decrease in interest expense. Short-term borrowings and money market savings increased $208.0 million and $61.0 million, respectively. Federal Home Loan Bank advances and CDs over $100 thousand declined $121.7 million and $29.7 million, respectively.

In all periods, the Company has attempted to continue to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                                         Three months ended        Six months ended
                                                              June 30,                 June 30,
                                                     ----------------------------------------------------
                                                         2004         2003         2004         2003
                                                     ----------------------------------------------------
Yield on earning assets                                      5.65%        6.17%        5.73%        6.28%
Rate paid on interest-bearing
  liabilities                                                0.64%        1.05%        0.70%        1.10%
                                                     ----------------------------------------------------
  Net interest spread                                        5.01%        5.12%        5.03%        5.18%

Impact of all other net
  noninterest bearing funds                                  0.20%        0.31%        0.21%        0.33%
                                                     ----------------------------------------------------
    Net interest margin                                      5.21%        5.43%        5.24%        5.51%
                                                     ====================================================


During the second quarter of 2004, the net interest margin fell 22 bp compared to the same period in 2003, as yields on earnings assets declined faster than rates paid on interest-bearing liabilities. The unfavorable impact of lower rates earned on loans and the investment portfolio, triggered by maturities and repricings in a low-rate interest environment, was partially mitigated by decreases in rates paid on deposits and short-term funds. The decline in the net interest spread of 11 bp was narrower due to a greater reliance on noninterest bearing funding sources. The average balance of these sources increased $127.9 million or 16.6%.

Similarly, on a year-to-date basis, the net interest margin decreased 27 bp when compared to the same period in 2003. Earning asset yields decreased 55 bp and the cost of interest-bearing liabilities fell by 40 bp, resulting in a 15 bp decline in the interest spread. Noninterest bearing funding sources increased $105.9 million or 13.8%, with their value decreasing to 21 bp.

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


                                                                        For the three months ended
                                                                              June 30, 2004
                                                                  ---------------------------------------
                                                                                 Interest       Rates
                                                                     Average      Income/      Earned/
                                                                     Balance      Expense       Paid
                                                                  ---------------------------------------
Assets:
Money market assets and funds sold                                        $534           $0         0.00%
Investment securities:
  Available for sale
    Taxable                                                            796,597        8,035         4.03%
    Tax-exempt                                                         295,698        5,435         7.35%
  Held to maturity
    Taxable                                                            404,923        3,833         3.79%
    Tax-exempt                                                         410,617        6,794         6.62%
Loans:
  Commercial
    Taxable                                                            352,119        4,778         5.46%
    Tax-exempt                                                         234,780        3,958         6.78%
  Commercial real estate                                               779,408       14,709         7.59%
  Real estate construction                                              36,789          601         6.57%
  Real estate residential                                              361,069        3,996         4.43%
  Consumer                                                             504,824        6,729         5.36%
                                                                  --------------------------
    Total loans                                                      2,268,989       34,771         6.16%
                                                                  --------------------------
    Total earning assets                                             4,177,358       58,868         5.65%
Other assets                                                           304,903
                                                                  -------------
    Total assets                                                    $4,482,261
                                                                  =============
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                                        $1,256,128          $--           --
  Savings and interest-bearing
    transaction                                                      1,619,797        1,116         0.28%
  Time less than $100,000                                              273,552          956         1.41%
  Time $100,000 or more                                                339,773          922         1.09%
                                                                  --------------------------
     Total interest-bearing deposits                                 2,233,122        2,994         0.54%
Short-term borrowed funds                                              614,065        1,285         0.83%
Federal Home Loan Bank advance                                               0            2          N/A
Debt financing and notes payable                                        21,428          316         5.90%
                                                                  --------------------------
    Total interest-bearing liabilities                               2,868,615        4,597         0.64%

Other liabilities                                                       38,958
Shareholders' equity                                                   318,560
                                                                  -------------
    Total liabilities and shareholders' equity                      $4,482,261
                                                                  =============
Net interest spread (1)                                                                             5.01%

Net interest income and interest margin (2)                                         $54,271         5.21%
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



                                                                        For the three months ended
                                                                              June 30, 2003
                                                                  ---------------------------------------
                                                                                 Interest       Rates
                                                                     Average      Income/      Earned/
                                                                     Balance      Expense       Paid
                                                                  ---------------------------------------
Assets:
Money market assets and funds sold                                        $633           $2         1.26%
Investment securities:
  Available for sale
    Taxable                                                            794,228        8,521         4.29%
    Tax-exempt                                                         306,094        5,900         7.71%
  Held to maturity
    Taxable                                                            237,012        1,345         2.27%
    Tax-exempt                                                         293,591        5,300         7.22%
Loans:
  Commercial
    Taxable                                                            367,588        5,366         5.86%
    Tax-exempt                                                         203,231        3,635         7.17%
  Commercial real estate                                               915,817       18,419         8.07%
  Real estate construction                                              42,243          791         7.51%
  Real estate residential                                              338,462        4,458         5.27%
  Consumer                                                             508,150        7,996         6.31%
                                                                  --------------------------
    Total loans                                                      2,375,491       40,665         6.86%
                                                                  --------------------------
    Total earning assets                                             4,007,049       61,733         6.17%
Other assets                                                           297,338
                                                                  -------------
    Total assets                                                    $4,304,387
                                                                  =============
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                                        $1,130,608          $--           --
  Savings and interest-bearing
    transaction                                                      1,537,163        1,773         0.46%
  Time less than $100,000                                              311,932        1,343         1.73%
  Time $100,000 or more                                                390,730        1,354         1.38%
                                                                  --------------------------
     Total interest-bearing deposits                                 2,239,825        4,470         0.80%
Short-term borrowed funds                                              382,677          962         1.00%
Federal Home Loan Bank advance                                         170,000        1,592         3.71%
Debt financing and notes payable                                        21,393          385         7.19%
                                                                  --------------------------
    Total interest-bearing liabilities                               2,813,895        7,409         1.05%

Other liabilities                                                       35,534
Shareholders' equity                                                   324,350
                                                                  -------------
    Total liabilities and shareholders' equity                      $4,304,387
                                                                  =============
Net interest spread (1)                                                                             5.12%

Net interest income and interest margin (2)                                         $54,324         5.43%
                                                                               ==========================


                                                                         For the six months ended
                                                                              June 30, 2004
                                                                  ---------------------------------------
                                                                                 Interest       Rates
                                                                     Average      Income/      Earned/
                                                                     Balance      Expense       Paid
                                                                  ---------------------------------------
Assets:
Money market assets and funds sold                                        $534           $1         0.37%
Investment securities:
  Available for sale
    Taxable                                                            922,406       19,410         4.21%
    Tax-exempt                                                         302,290       11,249         7.44%
  Held to maturity
    Taxable                                                            257,603        4,600         3.57%
    Tax-exempt                                                         408,933       13,569         6.64%
Loans:
  Commercial
    Taxable                                                            348,940        9,603         5.53%
    Tax-exempt                                                         233,181        7,927         6.84%
  Commercial real estate                                               792,414       29,565         7.50%
  Real estate construction                                              37,778        1,286         6.85%
  Real estate residential                                              353,975        7,976         4.51%
  Consumer                                                             509,156       13,802         5.45%
                                                                  --------------------------
    Total loans                                                      2,275,444       70,159         6.20%
                                                                  --------------------------
    Total earning assets                                             4,167,210      118,988         5.73%
Other assets                                                           299,757
                                                                  -------------
    Total assets                                                    $4,466,967
                                                                  =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                        $1,232,714          $--           --
  Savings and interest-bearing
    transaction                                                      1,612,498        2,338         0.29%
  Time less than $100,000                                              278,099        1,959         1.42%
  Time $100,000 or more                                                340,088        1,849         1.09%
                                                                  --------------------------
    Total interest-bearing deposits                                  2,230,685        6,146         0.55%
Short-term borrowed funds                                              573,612        2,416         0.84%
Federal Home Loan Bank advance                                          48,306          898         3.67%
Debt financing and notes payable                                        21,983          651         5.93%
                                                                  --------------------------
     Total interest-bearing liabilities                              2,874,586       10,111         0.70%
Other liabilities                                                       40,192
Shareholders' equity                                                   319,475
                                                                  -------------
    Total liabilities and shareholders' equity                      $4,466,967
                                                                  =============
Net interest spread (1)                                                                             5.03%

Net interest income and interest margin (2)                                        $108,877         5.24%
                                                                               ==========================


                                                                        For the six months ended
                                                                              June 30, 2003
                                                                  ---------------------------------------
                                                                                 Interest       Rates
                                                                     Average      Income/      Earned/
                                                                     Balance      Expense       Paid
                                                                  ---------------------------------------
Assets:
Money market assets and funds sold                                        $633           $5         1.58%
Investment securities:
  Available for sale
    Taxable                                                            745,824       16,544         4.44%
    Tax-exempt                                                         305,084       11,606         7.61%
  Held to maturity
    Taxable                                                            245,021        3,537         2.89%
    Tax-exempt                                                         260,219        9,469         7.28%
Loans:
  Commercial
    Taxable                                                            368,184       10,588         5.80%
    Tax-exempt                                                         202,912        7,405         7.36%
  Commercial real estate                                               931,046       37,156         8.05%
  Real estate construction                                              45,999        1,677         7.35%
  Real estate residential                                              334,253        9,028         5.40%
  Consumer                                                             517,360       16,517         6.44%
                                                                  --------------------------
    Total loans                                                      2,399,754       82,371         6.92%
                                                                  --------------------------
    Total earning assets                                             3,956,535      123,532         6.28%
Other assets                                                           296,590
                                                                  -------------
    Total assets                                                    $4,253,125
                                                                  =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                        $1,124,087          $--           --
  Savings and interest-bearing
    transaction                                                      1,529,851        3,724         0.49%
  Time less than $100,000                                              314,988        2,869         1.84%
  Time $100,000 or more                                                369,755        2,785         1.52%
                                                                  --------------------------
    Total interest-bearing deposits                                  2,214,594        9,378         0.85%
Short-term borrowed funds                                              365,578        1,812         1.00%
Federal Home Loan Bank advance                                         170,000        3,167         3.76%
Debt financing and notes payable                                        21,911          789         7.26%
                                                                  --------------------------
     Total interest-bearing liabilities                              2,772,083       15,146         1.10%
Other liabilities                                                       37,214
Shareholders' equity                                                   319,741
                                                                  -------------
    Total liabilities and shareholders' equity                      $4,253,125
                                                                  =============
Net interest spread (1)                                                                             5.18%

Net interest income and interest margin (2)                                        $108,386         5.51%
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


                                                                      Three months ended June 30, 2004
                                                                        compared with three months
                                                                            ended June 30, 2003
                                                                  ---------------------------------------
                                                                     Volume        Rate         Total
                                                                  ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                         ($0)          (2)         ($2)
Investment securities:
  Available for sale
    Taxable                                                                 24         (510)        (486)
    Tax-exempt                                                           ($197)        (268)        (465)
  Held to maturity
    Taxable                                                             $1,278        1,210        2,488
    Tax-exempt                                                          $1,964         (470)       1,494
Loans:
  Commercial
    Taxable                                                              ($225)        (363)        (588)
    Tax-exempt                                                            $533         (210)         323
  Commercial real estate                                               ($2,658)      (1,052)      (3,710)
  Real estate construction                                                 (97)         (93)        (190)
  Real estate residential                                                  282         (744)        (462)
  Consumer                                                                 (53)      (1,214)      (1,267)
                                                                  ---------------------------------------
    Total loans                                                         (2,218)      (3,676)      (5,894)
                                                                  ---------------------------------------
    Total earning assets                                                   851       (3,716)      (2,865)
                                                                  ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                             90         (747)        (657)
  Time less than $100,000                                                 (154)        (233)        (387)
  Time $100,000 or more                                                   (163)        (269)        (432)
                                                                  ---------------------------------------
     Total interest-bearing deposits                                      (227)      (1,249)      (1,476)
                                                                  ---------------------------------------
Short-term borrowed funds                                                  503         (180)         323
Federal Home Loan Bank advance                                               0       (1,590)      (1,590)
Debt financing and notes payable                                             1          (70)         (69)
                                                                  ---------------------------------------
    Total interest-bearing liabilities                                     277       (3,089)      (2,812)
                                                                  ---------------------------------------
Increase in Net Interest Income                                           $574        ($627)        ($53)
                                                                  =======================================



                                                                      Six months ended June 30, 2004
                                                                        compared with six months
                                                                          ended June 30, 2003
                                                                  ---------------------------------------
                                                                     Volume        Rate         Total
                                                                  ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                          (1)          (3)         ($4)
Investment securities:
  Available for sale
    Taxable                                                              3,809         (943)       2,866
    Tax-exempt                                                             (68)        (289)        (357)
  Held to maturity
    Taxable                                                                212          851        1,063
    Tax-exempt                                                           4,998         (898)       4,100
Loans:
  Commercial
    Taxable                                                               (500)        (485)        (985)
    Tax-exempt                                                           1,081         (559)         522
  Commercial real estate                                                (5,162)      (2,429)      (7,591)
  Real estate construction                                                (280)        (111)        (391)
  Real estate residential                                                  534       (1,586)      (1,052)
  Consumer                                                                (185)      (2,530)      (2,715)
                                                                  ---------------------------------------
    Total loans                                                         (4,512)      (7,700)     (12,212)
                                                                  ---------------------------------------
    Total earning assets                                                 4,438       (8,982)      (4,544)
                                                                  ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                            204       (1,590)      (1,386)
  Time less than $100,000                                                 (300)        (610)        (910)
  Time $100,000 or more                                                   (200)        (736)        (936)
                                                                  ---------------------------------------
     Total interest-bearing deposits                                      (296)      (2,936)      (3,232)
                                                                  ---------------------------------------
Short-term borrowed funds                                                  915         (311)         604
Federal Home Loan Bank advance                                          (2,245)         (24)      (2,269)
Debt financing and notes payable                                             6         (144)        (138)
                                                                  ---------------------------------------
    Total interest-bearing liabilities                                  (1,620)      (3,415)      (5,035)
                                                                  ---------------------------------------
Increase in Net Interest Income                                         $6,058      ($5,567)        $491
                                                                  =======================================


Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $750 thousand and $900 thousand for loan losses in the second quarter of 2004 and 2003, respectively. For the first six months of 2004 and 2003, $1.5 million and 1.8 million were provided in each respective period. The provision reflects management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                        Three months ended         Six months ended
                                                             June 30,                  June 30,
                                                     ----------------------------------------------------
                                                         2004         2003         2004         2003
                                                     ----------------------------------------------------
Service charges on deposit accounts                        $7,360       $6,648      $14,228      $13,073
Merchant credit card fees                                     909          900        1,735        1,762
ATM fees and interchange                                      643          601        1,226        1,161
Debit card fees                                               638          563        1,187        1,057
Other service fees                                            463          380          856          749
Financial services commissions                                360          210          547          418
Trust fees                                                    258          277          508          516
Official check sales income                                   137          132          264          266
Mortgage banking income                                       131          301          263          527
Gains on sale of foreclosed property                            8            7          231           10
Securities gains                                              395          277        2,183          293
Loss on extinguishment of debt                               (390)           0       (2,204)           0
Other noninterest income                                      749          740        1,502        1,579
                                                     ----------------------------------------------------
  Total                                                   $11,661      $11,036      $22,526      $21,411
                                                     ====================================================


Noninterest income for the second quarter of 2004 was $11.7 million, up $625 thousand or 5.7% from the same period in 2003. The largest contributing factor was service charges on deposits (up $712 thousand or 10.7%), mainly the net result of enhanced overdraft programs, and declining income from account analysis deficit fees and fees collected on deposited items returned. The second largest factor was a $150 thousand or 71.4% increase in financial services commission income resulting from higher sales of variable and fixed annuities and mutual funds. Securities gains were higher by $118 thousand or 42.6%. Mortgage banking income declined $170 thousand or 56.5% largely due to losses on mortgage loan sales. In the second quarter of 2004, a $390 thousand loss on extinguishment of debt was incurred in order to prepay $20 million in FHLB advances, compared with none a year ago.

Noninterest income for the first half of 2004 was $22.5 million, up $1.1 million or 5.2% from 2003. As in the quarter-to-quarter comparison, the primary contributing factor was a $1.2 million or 8.8% increase in service charges on deposits, the net result of repricing of retail checking services and enhanced overdraft programs, combined with lower income from account analysis and returned items. The next largest factor was a $221 thousand increase in gains on foreclosed properties due to a sale in the first quarter of 2004. Debit card fees rose $130 thousand or 12.3% due to increased usage. A $129 thousand or 30.9% increase in financial services income was mainly attributable to higher sales of variable and fixed annuities and mutual funds. Other service fees rose $107 thousand or 14.3% mostly due to increases in income from wire transfers and internet banking. Mortgage banking income declined $264 thousand or 50.1% due to lower loan activity and losses from mortgage loan sales. In 2004, $2.2 million in losses on extinguishment of debt was incurred as a result of prepayment of $105 million in FHLB advances, compared with none in the same period of 2003. In 2004, $2.2 million in securities gains offset above-mentioned losses on extinguishment of debt, compared with $293 thousand in securities gains in 2003. For details of securities gains and losses on extinguishment of FHLB advances, see the "Asset and Liability Management" section of this report below.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                     ----------------------------------------------------
                                                         2004         2003         2004         2003
                                                     ----------------------------------------------------
Salaries and related benefits                             $13,332      $13,598      $26,858      $27,296
Occupancy                                                   2,944        3,044        5,892        6,039
Data processing services                                    1,521        1,518        3,038        3,077
Equipment                                                   1,273        1,381        2,435        2,755
Courier service                                               888          926        1,772        1,855
Telephone                                                     535          423        1,107          848
Professional fees                                             511          457          921          870
Postage                                                       364          401          758          821
Stationery and supplies                                       309          308          597          626
Loan expense                                                  295          380          550          656
Advertising/public relations                                  290          311          505          532
Merchant credit card                                          268          316          541          658
Correspondent Service Charges                                 239          236          478          480
Operational losses                                            238          228          481          401
Amortization of deposit intangibles                           136          165          272          414
Other noninterest expense                                   1,847        1,784        3,777        3,683
                                                     ----------------------------------------------------
Total                                                     $24,990      $25,476      $49,982      $51,011
                                                     ====================================================

Average full time equivalent staff                            995        1,033          998        1,040

Noninterest expense to revenues (FTE)                       37.90%       38.98%       38.04%       39.30%


Noninterest expense for the second quarter of 2004 was $25.0 million, $486 thousand or 1.9% lower than in the second quarter of 2003. The largest decline was in salaries and related benefits, which were down $266 thousand or 2.0%. The reduction was primarily due to lower incentives and a decrease in salaries as a result of a decline in the number of full time equivalent ("FTE") employees, partially offset by higher workers compensation expense. Equipment expense fell by $108 thousand or 7.8% due to lower depreciation and maintenance costs. Occupancy expense fell $100 thousand or 3.3% due to the combined effect of lower utility costs, a decline in maintenance expenses and an increase in rental of bank offices. Telephone expense increased $112 thousand or 26.5% due to network upgrades.

Noninterest expense was $50.0 million for the first half of 2004, which was $1.0 million or 2.0% less than in the corresponding period of 2003. The largest decrease was salaries and related benefits (down $438 thousand or 1.6%), the net result of a decline in incentives, a decrease in regular salary due to a fewer number of FTE employees and an increase in workers compensation insurance costs. Equipment expense fell by $320 thousand or 11.6% from 2003 mainly due to lower depreciation and maintenance costs. Lower amortization of deposit intangibles (down $142 thousand or 34.3%) was caused by the expiration of amortization from a purchase premium recorded in 1997. Merchant credit card expense declined $117 thousand or 17.8% attributable to overcharges for the period from January through April of 2003 and to lower rates negotiated in October of 2003. Loan expense fell $106 thousand or 16.2% compared with the same period of 2003. Telephone expense increased $259 thousand or 30.5% due to network upgrades.


Provision for Income Tax

During the second quarter of 2004, the Company recorded an income tax provision
(FTE) of $15.5 million, $235 thousand (1.5%) higher than the second quarter of 2003; on a year-to-date basis, the income tax provision (FTE) was $31.0 million for 2004 compared to $30.3 million for 2003. The current quarter provision represents an effective tax rate of 38.7%, compared to 39.3% for the second quarter of 2003; for the first six months of 2004, the effective tax rate was 38.7%, compared to 39.4% recorded in 2003. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions and tax credits, particularly those generated from low-income housing investments.


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

The following is a summary of classified loans and repossessed collateral on the dates indicated (dollars in thousands):


                                                             At June 30,            At
                                                     --------------------------December 31,
                                                         2004         2003         2003
                                                     ---------------------------------------
Classified loans                                          $21,495      $27,324      $23,460
Repossessed collateral                                          0        1,888           90
                                                     ---------------------------------------
Classified loans and repossessed collateral               $21,495      $29,212      $23,550
                                                     =======================================
Allowance for loan losses /
 classified loans                                             251%         198%         230%


Classified loans at June 30, 2004, decreased $5.8 million or 21.3% from June 30, 2003, reflecting the effectiveness of the Company's high underwriting standards and active workout policies. Most repossessed collateral had been sold by the end of 2003, and one remaining parcel was sold in 2004. Compared with year-end 2003, classified loans declined $2.0 million or 8.4% due to payoffs, upgrades and chargeoffs, partly offset by new downgrades.


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

The following is a summary of nonperforming loans and repossessed collateral on the dates indicated (dollars in thousands):


                                                             At June 30,            At
                                                     --------------------------December 31,
                                                         2004         2003         2003
                                                     ---------------------------------------
Performing nonaccrual loans                                $2,233       $1,353       $1,658
Nonperforming, nonaccrual loans                             4,695        5,484        5,759
                                                     ---------------------------------------
   Total nonaccrual loans                                   6,928        6,837        7,417

Loans 90 days past due and
  still accruing                                              202          386          199
                                                     ---------------------------------------
  Total nonperforming loans                                 7,130        7,223        7,616

Repossessed collateral                                          0        1,888           90
                                                     ---------------------------------------
 Total nonperforming loans and
    repossessed collateral                                 $7,130       $9,111       $7,706
                                                     =======================================
Allowance for loan losses /
  nonperforming loans                                         757%         750%         708%


Performing nonaccrual loans at June 30, 2004 increased $880 thousand (65.0%) from the same date in the previous year and rose $575 thousand (34.7%) from December 31, 2003. The increase in both periods was due to new loans placed in performing nonaccrual status, partially offset by payoffs and chargeoffs.

Nonperforming nonaccrual loans at June 30, 2004 decreased $789 thousand or 14.4% from the same period a year ago and $1.1 million or 18.5% from year-end, 2003. The decrease resulted from loans being returned to full-accrual status or being charged off or paid off, partially offset by loans being added to nonperforming nonaccrual status.

Changes in repossessed collateral are discussed above.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and six month periods ended June 30, 2004, if all such loans had performed in accordance with their original terms, was $111 thousand and $231 thousand, respectively, compared to $142 thousand and $305 thousand, respectively, for the second quarter and the first half of 2003.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2004, totaled $102 thousand and $167 thousand, respectively, compared to $146 thousand and $217 thousand, respectively, for the comparable periods in 2003. These cash payments represent annualized yields of 5.98% and 4.78%, respectively, for the second quarter and the first six months of 2004 compared to 7.35% and 5.22%, respectively, for the second quarter and the first half of 2003.

Total cash payments received during the second quarter of 2004 which were applied against the book balance of nonaccrual loans outstanding at June 30, 2004, totaled approximately $72 thousand. Cash payments received totaled $98 thousand for the six months ended June 30, 2004.

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


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to specific impaired loans. As of the date of this report, Management considers the $53.9 million allowance for loan losses, which constituted 2.33% of total loans at June 30, 2004, to be adequate as an allowance against inherent losses. However, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):


                                                         Three months ended        Six months ended
                                                              June 30,                 June 30,
                                                     ----------------------------------------------------
                                                         2004         2003         2004         2003
                                                     ----------------------------------------------------
Balance, beginning of period                              $53,835      $54,154      $53,910      $54,227

Loan loss provision                                           750          900        1,500        1,800

Loans charged off                                          (1,324)      (1,841)      (2,882)      (3,869)
Recoveries of previously
   charged off loans                                          688          946        1,421        2,001
                                                     ----------------------------------------------------
  Net credit losses                                          (636)        (895)      (1,461)      (1,868)
                                                     ----------------------------------------------------
Balance, end of period                                    $53,949      $54,159      $53,949      $54,159
                                                     ====================================================
Allowance for loan losses /
 loans outstanding                                           2.33%        2.25%



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

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising rate scenario where the Fed Funds rate is made to rise evenly by 200 bp, and a falling rate scenario of 50 bp over the 12-month forecast interval triggering a response in the other forecasted rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at June 30, 2004 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

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

During the first half of 2004, the Company sold $195.2 million of available-for-sale securities to reduce the average duration of the securities portfolios in a rising rate environment. The Company realized securities gains of $2.2 million from these sales. Also, during the same period, the Company retired $105 million in FHLB advances with a weighted average interest rate of 3.67% in an effort to reduce its aggregate cost of funds. The majority of the retired FHLB advances had scheduled maturity dates prior to January 15, 2005, while others had scheduled maturity dates ranging from May to August 2005. Losses totaling $2.2 million were incurred to retire the FHLB advances prior to their scheduled maturity dates.


Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At June 30, 2004, investment securities available for sale totaled $1,025 million, representing a decrease of $389 million from December 31, 2003. In addition, at June 30, 2004, the Company had customary lines for overnight borrowings from other financial institutions in excess of $500 million and a $10 million line of credit under which no amount was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expexts the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook.
Management is confident the Company could access additional long-term debt financing if desired.

In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 2004 and 2003 generated substantial cash flows of $54.7 million and $58.8 million, respectively, which are included in the totals provided from operations. Additional cash flows may be provided by financing activities, primarily the acceptance of deposits and borrowings from banks. In the first six months of 2004, operating activities provided cash for $36.4 million of Company stock repurchases and $17.3 million in shareholder dividends. In the same period of 2003 operating cash flows were more than sufficient to pay shareholder dividends, repay long term obligations, and repurchase common stock, collectively totaling $47.2 million.

In 2004, the Company used $64.2 million from its investing activities. Purchases of securities, net of sales and maturities, were $65.4 million. The investment securities portfolio increase was generally financed by a $41.4 million increase in deposits and $121.9 million of new short-term borrowings. The remaining proceeds were used to repay FHLB advances.

In 2003, purchases of investment securities, net of sales and maturities were $322.2 million, which was in part offset by net repayments of loans of $84.2 million. The investment securities portfolio increase was generally financed by a $159.6 million increase in deposits and $43.6 million of new short-term borrowings.

The Company anticipates that loan demand will continue to increase moderately in 2004, consistent with economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand during the period. Depending on economic conditions, interest rate levels, and a variety of other conditions, excess deposit growth will be used to purchase investment securities or to reduce short-term borrowings.

Westamerica Bancorporation ("the Parent Company") is separate and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends to its shareholders, and interest and principal payments on outstanding senior debt. Substantially all of the Parent Company's revenues are obtained from service fees and dividends received from the Bank. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Management believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases shares of its common stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 732 thousand shares and 689 thousand shares in the first six months of 2004 and 2003, respectively.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $329.8 million at June 30, 2004 compared to $357.3 million at June 30, 2003. This amount, which is reflective of the effect of common stock repurchases, dividends paid to shareholders and other comprehensive loss, offset by the generation of earnings and proceeds from the issuance of stock, represents a decrease of $27.5 million or 7.7% from a year ago, and a decrease of $10.6 million or 3.1% from December 31, 2003. The Company's ratio of equity to total assets fell to 7.15% at June 30, 2004, from 7.83% a year ago primarily due to lower equity which was reduced by depreciation in the available for sale investment portfolio of $23 million, net of tax, and, to a lesser extent, asset growth. The equity to assets ratio was 7.44% on December 31, 2003.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                  At June 30,             At         Minimum
                           --------------------------December 31,  Regulatory
                               2004         2003         2003      Requirement
                           ----------------------------------------------------
Tier I Capital                    10.37%       10.06%       10.13%        4.00%
Total Capital                     11.78%       11.32%       11.39%        8.00%
Leverage ratio                     6.89%        7.17%        6.85%        4.00%


The risk-based capital ratios improved at June 30, 2004, compared with the prior year primarily due to a change in mix of risk-weighted assets. The leverage ratio fell mainly because of asset growth.

When compared with the 2003 year-end, the risk-based capital ratios rose mainly due to the effect of lower risk-weighted assets. The leverage ratio increased slightly, the net result of an increase in the total level of tangible (excluding goodwill and purchase premiums) capital, partially offset by the effect of asset growth.

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


Item 4. Controls and Procedures


The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.

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

              (b) None

              (c) None

              (d) None

              (e) Issuer Purchases of Equity Securities

              The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2004 (in thousands, except per share data).


                                                              (c)          (d)
                                                            Total      Maximum
                                                           Number       Number
                                                        of Shares    of Shares
                                                 (b)    Purchased     that May
                                    (a)      Average   as Part of       Yet Be
                                  Total        Price     Publicly    Purchased
                              Number of         Paid    Announced    Under the
                                 Shares          per        Plans     Plans or
                    Period    Purchased        Share or Programs*     Programs
              -----------------------------------------------------------------
              April 1
              through
              April 30              128       $49.31          128          765
              -----------------------------------------------------------------

              May 1
              through
              May 31                 27        48.20           27          738
              -----------------------------------------------------------------

              June 1
              through
              June 30                 3        52.61            3          735
              -----------------------------------------------------------------

              Total                 158       $49.19          158          735
              =================================================================


              * Includes 1 thousand, 6 thousand and 3 thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

              The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

              Shares were repurchased during the second quarter of 2004 pursuant to a program approved by the Board of Directors on August 28, 2003 authorizing the purchase of up to 2 million shares of the Company's common stock from time to time prior to September 1, 2004.


    Item 3. Defaults upon Senior Securities

              None

    Item 4. Submission of Matters to a Vote of Security Holders

              Proxies for the Annual Meeting of shareholders held on April 22, 2004, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 27,683,886 shares of the Common Stock of the Company, out of 33,033,165 shares outstanding on February 23, 2004 the record date, were present, in person or by proxy, at the meeting. With the exception of item No.2, below, there were no "broker non-votes" on the following matters because they were considered "routine" and therefore, on those matters, brokers were able to vote shares for which no direction was provided by the beneficial owner. The following matters were submitted to a vote of the shareholders:

              1. - Election of directors:

                                                          For       Withheld
                                                      ----------   ----------
              Etta Allen                               27,319,094      364,792
              Louis E. Bartolini                       27,237,087      446,799
              E.J. Bowler                              27,380,828      303,058
              Arthur C. Latno, Jr.                     27,321,448      362,438
              Patrick D. Lynch                         27,230,985      452,901
              Catherine C. MacMillan                   27,332,564      351,322
              Ronald A. Nelson                         27,375,699      308,186
              Carl R. Otto                             27,343,148      340,738
              David L. Payne                           27,316,428      367,457
              Edward B. Sylvester                      27,379,732      304,153

              Shareholders were to cast their vote for or to withhold their vote.

              2. - Ratification of independent registered public accounting firm.
                   A proposal to ratify the selection of KPMG LLP as independent registered public accountants for the Company for 2004.
                                        For     :      27,212,320
                                        Against :         296,815
                                        Abstain :         174,751


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

         (b)  Reports on Form 8-K

              On April 16, 2004, the Company filed a Report on Form 8-K with respect to item 12, therein, reporting first quarter, 2004 financial results. Included in the report was a press release dated April 13, 2004.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        WESTAMERICA BANCORPORATION
                                        (Registrant)



August 6, 2004                          /s/ DENNIS R. HANSEN
--------------                          --------------------
Date                                    Dennis R. Hansen
                                        Senior Vice President
                                        and Controller
                                        (Chief Accounting Officer)