Form 10-Q
period 2004-09-30
WESTAMERICA BANCORPORATION
filed 2004-11-09
CIK 311094

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549




                             FORM 10-Q




            Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


           For the quarterly period ended September 30, 2004

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

                 Yes [ x ]                         No [    ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Title  of  Class        Shares outstanding as of November 2, 2004

       Common Stock,                         31,843,961
       No Par Value


                                     TABLE OF CONTENTS

                                                                                      Page
                                                                                  -------------
Forward Looking Statements                                                                   2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                                              3

  Notes to Unaudited Condensed Consolidated Financial Statements                             7

  Financial Summary                                                                          9

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                        10

  Item 3 - Quantitative and Qualitative Disclosure about Market Risk                        26

  Item 4 - Controls and Procedures                                                          26

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                26

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                      26

  Item 3 - Defaults upon Senior Securities                                                  27

  Item 4 - Submission of Matters to a Vote of Security Holders                              27

  Item 5 - Other Information                                                                27

  Item 6 - Exhibits                                                                         27

  Exhibit 11 - Computation of Earnings Per Share                                            29

  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to                       30
                    Securities Exchange Act Rule 13a-14(a) and 15d-14(a)

  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to                       31
                    Securities Exchange Act Rule 13a-14(a) and 15d-14(a)

  Exhibit 32.1 - Certification Required by 18 U.S.C. Section 1350                           32

  Exhibit 32.2 - Certification Required by 18 U.S.C. Section 1350                           33



                        FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) economic uncertainty created by terrorist threats and attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses including those related to our pending acquisition of Redwood Empire Bancorp;
(9) volatility of rate sensitive deposits and assets; (10) asset/liability matching risks and liquidity risks; (11) compliance costs associated with the Company's internal control structure and procedures for financial reporting; and (12) changes in the securities markets.

The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2003 and Registration Statement on Form S-4 dated October 15, 2004, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                   WESTAMERICA BANCORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                         (In thousands)


                                                               At September 30,        At
                                                        --------------------------December 31,
                                                            2004         2003         2003
                                                        ---------------------------------------
Assets:
  Cash and cash equivalents                                 $165,277     $189,269     $189,628
  Money market assets                                            534          633          534
  Investment securities available for sale                   967,266    1,245,311    1,413,911
  Investment securities held to maturity,
    with market values of:
      $1,089,568 at September 30, 2004                     1,080,392
        $575,862 at September 30, 2003                                    569,996
        $542,729 at December 31, 2003                                                  535,377
  Loans, gross                                             2,301,991    2,364,418    2,323,330
  Allowance for loan losses                                  (54,388)     (54,180)     (53,910)
                                                        ---------------------------------------
    Loans, net of allowance for loan losses                2,247,603    2,310,238    2,269,420
  Premises and equipment, net                                 35,267       35,566       35,748
  Interest receivable and other assets                       139,732      131,780      131,767
                                                        ---------------------------------------
    Total Assets                                          $4,636,071   $4,482,793   $4,576,385
                                                        =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                   $1,323,446   $1,213,578   $1,240,379
    Interest-bearing:
      Transaction                                            561,206      559,031      561,696
      Savings                                              1,119,356    1,075,625    1,058,082
      Time                                                   641,798      687,895      603,834
                                                        ---------------------------------------
    Total deposits                                         3,645,806    3,536,129    3,463,991
  Short-term borrowed funds                                  578,285      433,348      590,646
  Federal Home Loan Bank advance                                   0      105,000      105,000
  Notes Payable                                               21,429        9,643       24,643
  Liability for interest, taxes and
    other expenses                                            38,627       47,751       51,734
                                                        ---------------------------------------
    Total Liabilities                                      4,284,147    4,131,871    4,236,014
                                                        ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
          31,716 at September 30, 2004                       222,344
          32,723 at September 30, 2003                                    218,703
          32,287 at December 31, 2003                                                  218,461
  Deferred compensation                                        2,146        1,824        1,824
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale, net of tax                       8,186       16,004       13,191
  Retained earnings                                          119,248      114,391      106,895
                                                        ---------------------------------------
    Total Shareholders' Equity                               351,924      350,922      340,371
                                                        ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                            $4,636,071   $4,482,793   $4,576,385
                                                        =======================================

See accompanying notes to unaudited consolidated financial statements.


                                   WESTAMERICA BANCORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                           (Unaudited)
                              (In thousands, except per share data)


                                                            Three months ended        Nine months ended
                                                              September 30,             September 30,
                                                            2004         2003         2004         2003
                                                        ----------------------------------------------------
Interest Income:
  Loans                                                      $32,911      $37,491     $100,337     $117,324
  Money market assets and funds sold                               0            2            1            6
  Investment securities available for sale
    Taxable                                                    7,171        8,632       26,581       25,051
    Tax-exempt                                                 3,550        3,922       11,068       11,733
  Investment securities held to maturity
    Taxable                                                    5,725          697       10,325        4,235
    Tax-exempt                                                 4,547        4,216       13,275       10,335
                                                        ----------------------------------------------------
    Total interest income                                     53,904       54,960      161,587      168,684
                                                        ----------------------------------------------------
Interest Expense:
  Transaction deposits                                           163          145          399          598
  Savings deposits                                               955        1,440        3,057        4,711
  Time deposits                                                2,135        2,400        5,943        8,055
  Short-term borrowed funds                                    1,473          747        3,890        2,559
  Federal Home Loan Bank advance                                   0        1,172          897        4,339
  Debt financing and notes payable                               316          385          968        1,173
                                                        ----------------------------------------------------
    Total interest expense                                     5,042        6,289       15,154       21,435
                                                        ----------------------------------------------------
Net Interest Income                                           48,862       48,671      146,433      147,249
                                                        ----------------------------------------------------
Provision for loan losses                                        600          750        2,100        2,550
                                                        ----------------------------------------------------
Net Interest Income After
  Provision For Loan Losses                                   48,262       47,921      144,333      144,699
                                                        ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                          7,465        6,735       21,693       19,809
  Merchant credit card                                           899          993        2,633        2,755
  Financial services commissions                                 409          249          956          666
  Mortgage banking                                                41          185          304          712
  Trust fees                                                     265          245          773          760
  Securities (losses) gains                                      (14)       2,150        2,169        2,443
  Loss on extinguishment of debt                                   0       (2,166)      (2,204)      (2,166)
  Other                                                        2,723        2,622        7,990        7,445
                                                        ----------------------------------------------------
  Total Noninterest Income                                    11,788       11,013       34,314       32,424
                                                        ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                               13,054       13,495       39,912       40,792
  Occupancy                                                    3,022        3,076        8,913        9,116
  Equipment                                                    1,101        1,319        3,536        4,074
  Data processing                                              1,525        1,520        4,563        4,597
  Professional fees                                              411          529        1,332        1,400
  Other                                                        5,378        5,595       16,217       16,567
                                                        ----------------------------------------------------
  Total Noninterest Expense                                   24,491       25,534       74,473       76,546
                                                        ----------------------------------------------------
Income Before Income Taxes                                    35,559       33,400      104,174      100,577
                                                        ----------------------------------------------------
  Provision for income taxes                                  10,464        9,327       30,121       29,822
                                                        ----------------------------------------------------
Net Income                                                   $25,095      $24,073      $74,053      $70,755
                                                        ====================================================
Other Comprehensive Income:
  Change in unrealized gain on
   securities available for sale, net                          9,602       (9,998)      (5,005)      (3,148)
                                                        ----------------------------------------------------
Other Comprehensive Income                                   $34,697      $14,075      $69,048      $67,607
                                                        ====================================================
Average Shares Outstanding                                    31,713       32,770       31,841       32,959
Diluted Average Shares Outstanding                            32,352       33,273       32,452       33,442

Per Share Data:
  Basic Earnings                                               $0.79        $0.73        $2.33        $2.15
  Diluted Earnings                                              0.78         0.72         2.28         2.12
  Dividends Paid                                                0.28         0.26         0.82         0.74

See accompanying notes to unaudited consolidated financial statements.


                                    WESTAMERICA BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (Unaudited)
                                           (In thousands)


                                                                                   Accumulated
                                                                                     Compre-
                                                           Common      Deferred      hensive     Retained
                                              Shares        Stock    Compensation  Income/loss   Earnings       Total
                                           ------------------------------------------------------------------------------
Balance, December 31, 2002                       33,411     $215,926       $1,272      $19,152     $105,149     $341,499
  Net income for the period                                                                          70,755       70,755
  Stock issued for stock options                    327        5,650                                               5,650
  Stock option tax benefits                                    3,514                                               3,514
  Restricted stock activity                          24          407          552                                    959
  Purchase and retirement of stock               (1,039)      (6,794)                               (37,080)     (43,874)
  Dividends                                                                                         (24,433)     (24,433)
  Unrealized loss on securities
    available for sale, net                                                             (3,148)                   (3,148)
                                           ------------------------------------------------------------------------------
Balance, September 30, 2003                      32,723     $218,703       $1,824      $16,004     $114,391     $350,922
                                           ==============================================================================
Balance, December 31, 2003                       32,287     $218,461       $1,824      $13,191     $106,895     $340,371
  Net income for the period                                                                          74,053       74,053
  Stock issued for stock options                    237        7,084                                               7,084
  Stock option tax benefits                                    2,003                                               2,003
  Restricted stock activity                          16          467          322                                    789
  Purchase and retirement of stock                 (824)      (5,671)                               (35,531)     (41,202)
  Dividends                                                                                         (26,169)     (26,169)
  Unrealized loss on securities
    available for sale, net                                                             (5,005)                   (5,005)
                                           ------------------------------------------------------------------------------
Balance, September 30, 2004                      31,716     $222,344       $2,146       $8,186     $119,248     $351,924
                                           ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                                  WESTAMERICA BANCORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                        (In thousands)


                                                                                     For the nine months
                                                                                     ended September 30,
                                                                                      2004         2003
                                                                                  --------------------------
Operating Activities:
  Net income                                                                           $74,053      $70,755
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                                         2,885        3,105
    Amortization of intangibles                                                          1,722        1,479
    Loan loss provision                                                                  2,100        2,550
    (Amortization) deferral of net loan origination fees                                   (46)         148
    Decrease in interest income receivable                                                 541          300
    (Increase) decrease in other assets                                                 (4,204)      58,158
    (Decrease) increase in income taxes payable                                         (3,494)       3,266
    Decrease in interest expense payable                                                  (134)        (689)
    Increase (decrease) in other liabilities                                             7,383      (51,707)
    Gain on sales of investment securities                                              (2,169)      (2,443)
    Loss on extinguishment of debt                                                       2,204        2,166
    Net loss on writedown of equipment                                                       9          140
    Originations of loans for resale                                                    (3,622)      (7,797)
    Net proceeds from sale of loans originated for resale                                3,583        7,949
    Net gain on sale of property acquired
     in satisfaction of debt                                                              (231)         (94)
    Writedown on property acquired in satisfaction of debt                                   0          307
                                                                                  --------------------------
Net Cash Provided by Operating Activities                                               80,580       87,593
                                                                                  --------------------------
Investing Activities:
  Net repayments of loans                                                               19,801      125,521
  Purchases of investment securities available for sale                                (96,027)    (835,207)
  Purchases of investment securities held to maturity                                 (641,443)    (365,878)
  Purchases of property, plant and equipment                                            (2,414)      (3,273)
  Proceeds from maturity of securities available for sale                              317,231      423,784
  Proceeds from maturity of securities held to maturity                                 89,976      197,298
  Proceeds from sale of securities available for sale                                  209,085      153,128
  Proceeds from sale of property and equipment                                               0        1,859
  Proceeds from property acquired in satisfaction of debt                                  321        1,132
                                                                                  --------------------------
Net Cash Used In Investing Activities                                                 (103,470)    (301,636)
                                                                                  --------------------------
Financing Activities:
  Net increase in deposits                                                             181,814      242,062
  Net (decrease) increase in short-term borrowings                                     (12,361)      83,612
  Net payments to Federal Home Loan Bank                                              (107,204)     (67,166)
  Repayments of notes payable                                                           (3,214)     (14,964)
  Exercise of stock options/issuance of shares                                           6,875        5,498
  Repurchases/retirement of stock                                                      (41,202)     (43,874)
  Dividends paid                                                                       (26,169)     (24,433)
                                                                                  --------------------------
Net Cash (Used In) Provided By Financing Activities                                     (1,461)     180,735
                                                                                  --------------------------
Net Decrease In Cash and Cash Equivalents                                              (24,351)     (33,308)
                                                                                  --------------------------
Cash and Cash Equivalents at Beginning of Period                                       189,628      222,577
                                                                                  --------------------------
Cash and Cash Equivalents at End of Period                                            $165,277     $189,269
                                                                                  ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other repossessed collateral                                         $0       $1,800
  Unrealized loss on securities available for sale                                     ($5,005)     ($3,148)

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                                          15,019       21,122
  Income tax payments for the period                                                    30,010       27,105
  Income tax benefit from stock option exercises                                         2,003        3,514

See accompanying notes to unaudited consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim period presented. The interim results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and core deposit intangibles associated with purchase business combinations and, effective January 1, 2002, accounts for them in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized, but is periodically evaluated for impairment. During 2004, no impairment of goodwill has been recorded. Core deposit intangibles are amortized over their expected useful lives; such lives are periodically reassessed to determine if any amortization adjustments are indicated. During the third quarter of 2004, no such adjustments were recorded.

The following table summarizes the Company's goodwill and core deposit intangible assets, which are included with interest receivable and other assets in the Consolidated Balance Sheets, as of January 1, 2004 and September 30, 2004 (dollars in thousands).


                                             January 1                            September 30
    (Dollar in Thousands)                      2004       Additions   Reductions      2004
                                           ----------------------------------------------------
    Goodwill                                    $22,968           $0           $0      $22,968
    Accumulated Amortization                    ($3,972)          $0           $0      ($3,972)
                                           ----------------------------------------------------
    Net                                         $18,996           $0           $0      $18,996
                                           ====================================================
    Core Deposit Intangibles                     $7,783           $0           $0       $7,783
    Accumulated Amortization                    ($4,345)          $0         $408      ($4,753)
                                           ----------------------------------------------------
    Net                                          $3,438           $0         $408       $3,030
                                           ====================================================

At September 30, 2004, the estimated aggregate amortization of intangibles, in thousands of dollars, for the remainder of 2004 and annually through 2009 is $136, $469, $427, $427, $427 and $427, respectively. The weighted average amortization period for core deposit intangibles is 7.1 years.


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


                                                            Three months ended         Nine months ended
                                                               September 30,             September 30,
                                                        ----------------------------------------------------
                                                            2004         2003         2004         2003
                                                        ----------------------------------------------------
                                                         (In thousands, except per share data)
Compensation cost based on fair
    value method, net of tax effect                             $526         $589       $1,578       $1,767

Net income:
    As reported                                              $25,095      $24,073      $74,053      $70,755
    Pro forma                                                 24,569       23,484       72,475       68,988

Basic earnings per share:
    As reported                                                $0.79        $0.73        $2.33        $2.15
    Pro forma                                                  $0.77        $0.72        $2.28        $2.09

Diluted earnings per share:
    As reported                                                $0.78        $0.72        $2.28        $2.12
    Pro forma                                                  $0.76        $0.71        $2.23        $2.06


Note 5: Post Retirement Benefits

The Company offers a continuation of group insurance coverage to employees electing early retirement until age 65 and pays a portion of these early retirees' insurance premiums, as determined at their date of retirement. The Company also reimburses 50 percent of Medicare Part B premiums for all retirees and spouses over 65.

An actuarial-based accrual method is used to account for post-retirement benefits. In accordance with SFAS No.132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan.

The following table sets forth the net periodic post retirement benefit costs for the nine months ended September 30.


                                                               For the nine months ended
                                                                     September 30,
                                                        ---------------------------------------
                                                            2004         2003         2002
                                                        ---------------------------------------
                                                                     (In thousands)
Service cost                                                    $139          $11         $155
Interest cost                                                    128          127          129
Amortization of unrecognized
  transition obligation                                           46           46           46
                                                        ---------------------------------------
Net periodic cost                                               $313         $184         $330
                                                        =======================================



Note 6: Pending Acquisition

On August 25, 2004, Westamerica signed a definitive agreement to acquire Redwood Empire Bancorp, parent company of National Bank of the Redwoods. The transaction is valued at approximately $148 million, of which approximately $57 million will be paid in cash and the remainder by issuance of Westamerica common stock. The acquisition is expected to be completed in the first quarter of 2005.

                                        WESTAMERICA BANCORPORATION
                                            Financial Summary
                                               (Unaudited)
                              (dollars in thousands, except per share amounts)


                                                           Three months ended         Nine months ended
                                                              September 30,             September 30,
                                                        ----------------------------------------------------
                                                            2004         2003         2004         2003
                                                        ----------------------------------------------------
Net Interest Income (FTE)**                                  $54,528      $54,264     $163,405     $162,650
Provision for loan losses                                       (600)        (750)      (2,100)      (2,550)
Noninterest income:
  Investment securities gains (losses)                           (14)       2,150        2,169        2,443
  Loss on extinguishment of debt                                   0       (2,166)      (2,204)      (2,166)
  Other                                                       11,802       11,029       34,349       32,147
                                                        ----------------------------------------------------
Total noninterest income                                      11,788       11,013       34,314       32,424
Noninterest expense                                          (24,491)     (25,534)     (74,473)     (76,546)
Provision for income taxes (FTE)**                           (16,130)     (14,920)     (47,093)     (45,223)
                                                        ----------------------------------------------------
Net income                                                   $25,095      $24,073      $74,053      $70,755
                                                        ====================================================
Average shares outstanding                                    31,713       32,770       31,841       32,959
Diluted average shares outstanding                            32,352       33,273       32,452       33,442
Shares outstanding at period end                              31,716       32,723       31,716       32,723

As Reported:
  Basic earnings per share                                     $0.79        $0.73        $2.33        $2.15
  Diluted earnings per share                                    0.78         0.72         2.28         2.12
  Return on assets                                              2.19%        2.18%        2.20%        2.20%
  Return on equity                                             30.05%       29.25%       30.56%       29.38%
  Net interest margin                                           5.11%        5.31%        5.20%        5.44%
  Net loan losses to average loans                              0.03%        0.12%        0.10%        0.15%
  Efficiency ratio*                                             36.9%        39.1%        37.7%        39.2%

Average Balances:
  Total assets                                            $4,557,925   $4,373,156   $4,497,287   $4,293,136
  Earning assets                                           4,260,701    4,072,793    4,198,373    3,995,287
  Total loans                                              2,247,664    2,331,855    2,266,184    2,377,121
  Total deposits                                           3,616,319    3,500,911    3,514,373    3,392,758
  Shareholders' equity                                       332,219      326,529      323,723      322,003

Balances at Period End:
  Total assets                                            $4,636,071   $4,482,793
  Earning assets                                           4,356,635    4,180,358
  Total loans                                              2,301,991    2,364,418
  Total deposits                                           3,645,806    3,536,129
  Shareholders' equity                                       351,924      350,922

Financial Ratios at Period End:
  Allowance for loan losses to loans                            2.36%        2.29%
  Book value per share                                        $11.10       $10.72
  Equity to assets                                              7.59%        7.83%
  Total capital to risk-adjusted assets                        12.29%       11.61%

Dividends Paid Per Share                                       $0.28        $0.26        $0.82        $0.74
Dividend Payout Ratio                                             36%          36%          36%          35%

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

** Fully taxable equivalent


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pending Acquisition

On August 25, 2004, Westamerica Bancorporation and subsidiaries (the "Company") signed a definitive agreement to acquire Redwood Empire Bancorp, parent company of National Bank of the Redwoods. The transaction is valued at approximately $148 million, of which approximately $57 million will be paid in cash and the remainder by issuance of the Company's common stock. It is the intention of the Company to reduce the allocation of its operating cash flow toward the repurchase and retirement of its common stock in order to meet the approximate $57 million cash payment for the transaction. Further information related to the pending acquisition, including unaudited pro forma combined financial data, can be found in the Company's Registration Statement on Form S-4 that was filed with the Securities and Exchange Commission on October 15, 2004. The acquisition is expected to be completed in the first quarter of 2005, subject to receipt of regulatory approvals and satisfaction of other conditions set forth in the definitive agreement.

Overview of Financial Results

The Company reported third quarter 2004 net income of $25.1 million or diluted earnings per share of $0.78. These results compare with net income for the third quarter 2003 of $24.1 million or $0.72 per share.

On a year-to-date basis, the Company reported net income for the nine months ended September 30, 2004 of $74.1 million or diluted earnings per share of $2.28, compared with $70.8 million or $2.12 per share for the same period of 2003.

Following is a summary of the components of income. Income from certain securities and loans is presented on a fully taxable equivalent ("FTE") basis to reflect its exemption from federal income taxation for the periods indicated (dollars in thousands).



                                                            Three months ended        Nine months ended
                                                               September 30,             September 30,
                                                        ----------------------------------------------------
                                                            2004         2003         2004         2003
                                                        ----------------------------------------------------
Net interest income (FTE)                                    $54,528      $54,264     $163,405     $162,650
Provision for loan losses                                       (600)        (750)      (2,100)      (2,550)
Noninterest income:
  Securities gains (losses)                                      (14)       2,150        2,169        2,443
  FHLB advance prepayment fees                                     0       (2,166)      (2,204)      (2,166)
  Other                                                       11,802       11,029       34,349       32,147
                                                        ----------------------------------------------------
Total noninterest income                                      11,788       11,013       34,314       32,424
Noninterest expense                                          (24,491)     (25,534)     (74,473)     (76,546)
Provision for income taxes (FTE)                             (16,130)     (14,920)     (47,093)     (45,223)
                                                        ----------------------------------------------------
Net income                                                   $25,095      $24,073      $74,053      $70,755
                                                        ====================================================
Average diluted shares                                        32,352       33,273       32,452       33,442

Diluted earnings per share                                     $0.78        $0.72        $2.28        $2.12

Average total assets                                       4,557,925    4,373,156    4,497,287    4,293,136

Net income (annualized) to average total assets                 2.19%        2.18%        2.20%        2.20%


Net income for the third quarter of 2004 was $1.0 million or 4.2% more than for the same quarter of 2003. The increase in net interest income (FTE) ($264 thousand) was attributable to the effect of higher average earning assets (up $187.9 million) and growth in lower interest-bearing liabilities, partially offset by a 20 basis point ("bp") decline in the net interest margin. The loan loss provision declined $150 thousand. Noninterest income increased $775 thousand primarily due to growth in deposit fee income. Noninterest expense declined $1.0 million because of lower personnel and other operational costs. The higher tax provision (up $1.2 million) was the result of increased pretax income reduced in part by higher low-income housing investment tax credits.

Comparing the first nine months of 2004 to the prior year, net income rose $3.3 million or 4.7%. The increase was attributable to higher net interest income (FTE), a lower loan loss provision, higher noninterest income (up $1.9 million) and lower noninterest expense (down $2.1 million). The tax provision increased $1.9 million on an FTE basis. The improved net interest income
(FTE) (up $755 thousand) was the result of higher average earning assets (up $203.1 million) and growth in lower interest-bearing liabilities, offset by a 24 bp decline in the net interest margin.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                                            Three months ended        Nine months ended
                                                               September 30,             September 30,
                                                        ----------------------------------------------------
                                                            2004         2003         2004         2003
                                                        ----------------------------------------------------
Interest and fee income                                      $53,904      $54,960     $161,587     $168,684
Interest expense                                              (5,042)      (6,289)     (15,154)     (21,435)
FTE adjustment                                                 5,666        5,593       16,972       15,401
                                                        ----------------------------------------------------
  Net interest income (FTE)                                  $54,528      $54,264     $163,405     $162,650
                                                        ====================================================
Average earning assets                                    $4,260,701   $4,072,793   $4,198,373   $3,995,287

Net interest margin (FTE)                                       5.11%        5.31%        5.20%        5.44%


Net interest income (FTE) during the third quarter of 2004 increased $264 thousand or 0.5% from the same period in 2003, to $54.5 million. The increase was attributable to higher average low rate interest-bearing liabilities and higher average earning assets, partly offset by a lower net interest margin and lower fee income.

Comparing the first nine months of 2004 with the prior year, net interest income (FTE) rose $755 thousand or 0.5%. The increase was caused by the net effect of higher average earning assets, higher average low rate interest-bearing liabilities, one additional accrual day, and a lower loan fee income and a declining net interest margin.

Interest and Fee Income

Interest & fee income (FTE) for the third quarter of 2004 decreased $983 thousand or 1.6% from the same period in 2003. The decline was the net effect of higher average earning assets, more than offset by lower yields earned on those assets and lower loan fee income. Average earning assets grew $187.9 million or 4.6%. The earning asset growth was led by expansion in the investment portfolio of $272.1 million as follows: mortgage backed securities and collateralized mortgage obligations (up $278.9 million), US Agency obligations (up $38.3 million) and municipal securities (up $23.5 million). Other securities declined $63.3 million. The growth in the investments was diminished by an $84.2 million reduction in loans including commercial real estate loans (down $115.0 million) and direct consumer loans (down $6.1 million), net of a $14.0 million increase in indirect consumer loans, a $13.6 million increase in residential real estate loans and a $11.1 million increase in commercial loans.

The average yield on the Company's earning assets decreased for the third quarter from 5.92% in 2003 to 5.58% (down 34 bp). This downward trend in yields was reflective of a change in the earning asset mix and general interest rate declines during 2003 and into much of 2004, as evident in indirect consumer loans (90 bp decline in yield), residential real estate loans (47 bp decline) and commercial real estate loans (35 bp decline). As a result, the loan portfolio yield decreased 44 bp. The investment portfolio yield rose 3 bp, the net result of a decline in premium write-offs from mortgage prepayments, resulting in increases in yields on mortgage backed securities and collateralized mortgage obligations (up 152 bp) and other securities (up 50 bp), partially offset by declines in U.S. Agency obligations (down 31 bp) and municipal securities (down 24 bp).

Comparing the first nine months of 2004 to 2003, interest and fee income
(FTE) decreased by $5.5 million or 3.0%. The decline was the combined effect of lower yields, lower fee income, a higher volume of earning assets and one additional accrual day. Average earning assets increased $203.1 million or 5.1%, mainly due to increases in mortgage backed securities and collateralized mortgage obligations (up $248.8 million), municipal securities (up $95.4 million), U.S. Agency obligations (up $41.4 million), residential real estate loans (up $17.7 million), commercial loans (up $11.1 million) and indirect consumer loans (up $6.2 million). The following components decreased: commercial real estate loans (down $130.8 million), direct consumer loans (down $8.8 million), construction loans (down $6.3 million), other securities (down $61.8 million) and U.S. Treasury securities (down $9.7 million).

The average yield on earning assets for the first nine months of 2004 was 5.68% compared with 6.15% for the same period in 2003. Major decreases in loan yields included a 95 bp decline in indirect consumer loans, a 75 bp decrease in residential real estate loans, a 43 bp decline in the yield on commercial real estate loans and a 20 bp decrease in the yield on commercial loans and a 36 bp decline in personal credit lines. As a result, the composite loan yield declined 59 bp. The investment portfolio yield decreased 7 bp, primarily the net result of lower yields on U.S. Agency obligations (down 49 bp) and municipal securities (down 36 bp), partially offset by higher yields on other securities (up 115 bp), mortgage backed securities and collateralized mortgage obligations (up 92 bp).

Interest Expense

Interest expense decreased $1.2 million or 19.8% in the third quarter of 2004 compared to the same year-ago period due to a change in the mix of average interest bearing liabilities and declining rates paid on those liabilities. The decrease resulted from a drop in the average rate paid on interest-bearing liabilities from 0.89% in 2003 to 0.69% in 2004. The average rate on money market savings declined 27 bp while the average rate paid on federal funds purchased rose 42 bp and the yield on public CDs rose 33 bp.

A $76.5 million or 2.7% increase in average interest-bearing liabilities in the third quarter resulted in a decrease in volume-related expense as higher rate interest bearing liabilities were replaced by lower rates. Federal Home Loan Bank ("FHLB") advances with higher rates decreased from $124.1 million to none whereas federal funds purchased increased $135.7 million and money market savings increased $65.9 million.

During the first nine months of 2004, interest expense decreased $6.3 million or 29.3% from 2003, again due to a lower average rate paid on interest-bearing liabilities and a lower volume of those liabilities. The average rate paid was 0.70% in 2004 compared with 1.03% in 2003. Most deposit categories declined including money market savings (down 31 bp), Jumbo CDs (down 33 bp), public CDs (down 15 bp), regular savings (down 11 bp), retail CDs (down 31 bp), money market checking accounts (down 5 bp) and preferred money market (down 30 bp). The rates on customer sweep accounts declined 27 bp and long term debt decreased 129 bp.

Interest-bearing liabilities grew $93.8 million or 3.4% for the nine months ended September 30, 2004 and caused a mix-related decrease in interest expense as higher rate liabilities were replaced with lower rate liabilities. FHLB advances were reduced by $122.5 million. Jumbo CDs and public CDs also declined $23.4 million and $12.0 million, respectively. The following lower rate categories increased: federal funds purchased (up $151.6 million), repurchase agreements (up $49.4 million), money market savings (up $62.6 million).

In all periods, the Company has continuously attempted to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the effect of adverse cyclical trends.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                                           Three months ended        Nine months ended
                                                              September 30,             September 30,
                                                        ----------------------------------------------------
                                                            2004         2003         2004         2003
                                                        ----------------------------------------------------
Yield on earning assets                                         5.58%        5.92%        5.68%        6.15%
Rate paid on interest-bearing
  liabilities                                                   0.69%        0.89%        0.70%        1.03%
                                                        ----------------------------------------------------
  Net interest spread                                           4.89%        5.03%        4.98%        5.12%

Impact of all other net
  noninterest bearing funds                                     0.22%        0.28%        0.22%        0.32%
                                                        ----------------------------------------------------
    Net interest margin                                         5.11%        5.31%        5.20%        5.44%
                                                        ====================================================

During the third quarter of 2004, the net interest margin declined 20 bp compared to the same period in 2003. Yields on earning assets declined faster than did rates paid on interest-bearing liabilities, resulting in a 14 bp decline in net interest spread. The unfavorable impact of lower rates earned on loans, triggered by market trends, was partially mitigated by the effect of paydowns of FHLB advances and decreases in rates paid on deposits and long-term debt. The decline in the net interest spread was further widened by the lower value of noninterest-bearing funding sources. While the average balance of these sources increased $96.7 million or 11.5%, their value decreased 6 bp because of the lower market rates of interest at which they could be invested.

Similarly, on a year-to-date basis, the net interest margin decreased 24 bp when compared to the same period in 2003. Earning asset yields decreased 47 bp and the cost of interest-bearing liabilities fell by 33 bp, resulting in a 14 bp decline in the net interest spread. Noninterest-bearing funding sources increased $102.8 million or 13.0% and because of lower market rates of interest their margin contribution decreased by 10 bp, with their value decreasing to 22 bp.


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


                                                                           For the three months ended
                                                                               September 30, 2004
                                                                     ---------------------------------------
                                                                                    Interest       Rates
                                                                        Average      Income/      Earned/
                                                                        Balance      Expense       Paid
                                                                     ---------------------------------------
Assets:
Money market assets and funds sold                                           $534           $0         0.00%
Investment securities:
  Available for sale
    Taxable                                                               712,378        7,171         4.03%
    Tax-exempt                                                            286,551        5,291         7.39%
  Held to maturity
    Taxable                                                               586,377        5,725         3.91%
    Tax-exempt                                                            427,197        7,081         6.63%
Loans:
  Commercial
    Taxable                                                               351,467        5,105         5.78%
    Tax-exempt                                                            238,481        4,029         6.72%
  Commercial real estate                                                  752,395       13,955         7.38%
  Real estate construction                                                 34,977          619         7.04%
  Real estate residential                                                 365,559        4,047         4.43%
  Consumer                                                                504,785        6,547         5.16%
                                                                     --------------------------
    Total loans                                                         2,247,664       34,302         6.08%
                                                                     --------------------------
    Total earning assets                                                4,260,701       59,570         5.58%
Other assets                                                              297,224
                                                                     -------------
    Total assets                                                       $4,557,925
                                                                     =============
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                                           $1,305,840          $--           --
  Savings and interest-bearing
    transaction                                                         1,696,316        1,118         0.26%
  Time less than $100,000                                                 266,584          999         1.49%
  Time $100,000 or more                                                   347,579        1,136         1.30%
                                                                     --------------------------
     Total interest-bearing deposits                                    2,310,479        3,253         0.56%
Short-term borrowed funds                                                 550,909        1,473         1.05%
Federal Home Loan Bank advance                                                  0            0         0.00%
Debt financing and notes payable                                           21,428          316         5.90%
                                                                     --------------------------
    Total interest-bearing liabilities                                  2,882,816        5,042         0.69%

Other liabilities                                                          37,050
Shareholders' equity                                                      332,219
                                                                     -------------
    Total liabilities and shareholders' equity                         $4,557,925
                                                                     =============
Net interest spread (1)                                                                                4.89%

Net interest income and interest margin (2)                                            $54,528         5.11%
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



                                                                           For the three months ended
                                                                              September 30, 2003
                                                                     ---------------------------------------
                                                                                    Interest       Rates
                                                                        Average      Income/      Earned/
                                                                        Balance      Expense       Paid
                                                                     ---------------------------------------
Assets:
Money market assets and funds sold                                           $633           $2         1.25%
Investment securities:
  Available for sale
    Taxable                                                               863,851        8,632         4.00%
    Tax-exempt                                                            315,930        5,882         7.45%
  Held to maturity
    Taxable                                                               181,909          697         1.53%
    Tax-exempt                                                            378,615        6,528         6.90%
Loans:
  Commercial
    Taxable                                                               367,465        5,191         5.60%
    Tax-exempt                                                            211,364        3,842         7.21%
  Commercial real estate                                                  867,422       17,310         7.92%
  Real estate construction                                                 37,311          666         7.08%
  Real estate residential                                                 351,973        4,306         4.89%
  Consumer                                                                496,320        7,497         5.99%
                                                                     --------------------------
    Total loans                                                         2,331,855       38,812         6.61%
                                                                     --------------------------
    Total earning assets                                                4,072,793       60,553         5.92%
Other assets                                                              300,363
                                                                     -------------
    Total assets                                                       $4,373,156
                                                                     =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                           $1,203,378          $--           --
  Savings and interest-bearing
    transaction                                                         1,599,917        1,585         0.39%
  Time less than $100,000                                                 303,334        1,191         1.56%
  Time $100,000 or more                                                   394,282        1,209         1.21%
                                                                     --------------------------
    Total interest-bearing deposits                                     2,297,533        3,985         0.69%
Short-term borrowed funds                                                 363,394          747         0.81%
Federal Home Loan Bank advance                                            124,086        1,172         3.72%
Debt financing and notes payable                                           21,262          385         7.24%
                                                                     --------------------------
     Total interest-bearing liabilities                                 2,806,275        6,289         0.89%

Other liabilities                                                          36,974
Shareholders' equity                                                      326,529
                                                                     -------------
    Total liabilities and shareholders' equity                         $4,373,156
                                                                     =============
Net interest spread (1)                                                                                5.03%

Net interest income and interest margin (2)                                            $54,264         5.31%
                                                                                  ==========================


                                                                            For the nine months ended
                                                                                September 30, 2004
                                                                     ---------------------------------------
                                                                                    Interest       Rates
                                                                        Average      Income/      Earned/
                                                                        Balance      Expense       Paid
                                                                     ---------------------------------------
Assets:
Money market assets and funds sold                                           $534           $1         0.25%
Investment securities:
  Available for sale
    Taxable                                                               851,878       26,581         4.16%
    Tax-exempt                                                            297,013       16,505         7.41%
  Held to maturity
    Taxable                                                               367,698       10,325         3.74%
    Tax-exempt                                                            415,066       20,685         6.64%
Loans:
  Commercial
    Taxable                                                               346,449       14,709         5.67%
    Tax-exempt                                                            238,281       11,956         6.70%
  Commercial real estate                                                  779,075       43,520         7.46%
  Real estate construction                                                 36,844        1,905         6.91%
  Real estate residential                                                 357,836       12,023         4.48%
  Consumer                                                                507,699       20,349         5.35%
                                                                     --------------------------
    Total loans                                                         2,266,184      104,462         6.16%
                                                                     --------------------------
    Total earning assets                                                4,198,373      178,559         5.68%
Other assets                                                              298,914
                                                                     -------------
    Total assets                                                       $4,497,287
                                                                     =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                           $1,257,089          $--           --
  Savings and interest-bearing
    transaction                                                         1,640,438        3,456         0.28%
  Time less than $100,000                                                 274,261        2,958         1.44%
  Time $100,000 or more                                                   342,585        2,985         1.16%
                                                                     --------------------------
    Total interest-bearing deposits                                     2,257,284        9,399         0.56%
Short-term borrowed funds                                                 566,044        3,890         0.90%
Federal Home Loan Bank advance                                             32,204          897         3.66%
Debt financing and notes payable                                           21,798          968         5.92%
                                                                     --------------------------
     Total interest-bearing liabilities                                 2,877,330       15,154         0.70%
Other liabilities                                                          39,145
Shareholders' equity                                                      323,723
                                                                     -------------
    Total liabilities and shareholders' equity                         $4,497,287
                                                                     =============
Net interest spread (1)                                                                                4.98%

Net interest income and interest margin (2)                                           $163,405         5.20%
                                                                                  ==========================

                                                                            For the nine months ended
                                                                                September 30, 2003
                                                                     ---------------------------------------
                                                                                    Interest       Rates
                                                                        Average      Income/      Earned/
                                                                        Balance      Expense       Paid
                                                                     ---------------------------------------
Assets:
Money market assets and funds sold                                           $633           $6         1.27%
Investment securities:
  Available for sale
    Taxable                                                               758,691       25,151         4.42%
    Tax-exempt                                                            335,827       17,573         6.98%
  Held to maturity
    Taxable                                                               222,775        4,235         2.53%
    Tax-exempt                                                            300,240       15,937         7.08%
Loans:
  Commercial
    Taxable                                                               367,947       15,779         5.73%
    Tax-exempt                                                            205,727       11,247         7.31%
  Commercial real estate                                                  909,838       54,466         8.00%
  Real estate construction                                                 43,103        2,343         7.27%
  Real estate residential                                                 340,160       13,334         5.23%
  Consumer                                                                510,346       24,014         6.29%
                                                                     --------------------------
    Total loans                                                         2,377,121      121,183         6.81%
                                                                     --------------------------
    Total earning assets                                                3,995,287      184,085         6.15%
Other assets                                                              297,849
                                                                     -------------
    Total assets                                                       $4,293,136
                                                                     =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                           $1,150,518          $--           --
  Savings and interest-bearing
    transaction                                                         1,553,206        5,309         0.46%
  Time less than $100,000                                                 311,104        4,062         1.75%
  Time $100,000 or more                                                   377,930        3,993         1.41%
                                                                     --------------------------
    Total interest-bearing deposits                                     2,242,240       13,364         0.80%
Short-term borrowed funds                                                 364,850        2,559         0.93%
Federal Home Loan Bank advance                                            154,695        4,339         3.70%
Debt financing and notes payable                                           21,695        1,173         7.21%
                                                                     --------------------------
     Total interest-bearing liabilities                                 2,783,480       21,435         1.03%
Other liabilities                                                          37,135
Shareholders' equity                                                      322,003
                                                                     -------------
    Total liabilities and shareholders' equity                         $4,293,136
                                                                     =============
Net interest spread (1)                                                                                5.12%

Net interest income and interest margin (2)                                           $162,650         5.44%
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


                                                                      Three months ended September 30, 2004
                                                                          compared with three months
                                                                           ended September 30, 2003
                                                                     ---------------------------------------
                                                                        Volume        Rate         Total
                                                                     ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                            ($0)         ($2)         ($2)
Investment securities:
  Available for sale
    Taxable                                                                (1,546)          85       (1,461)
    Tax-exempt                                                              ($543)         (48)        (591)
  Held to maturity
    Taxable                                                                $2,962        2,066        5,028
    Tax-exempt                                                               $815         (262)         553
Loans:
  Commercial
    Taxable                                                                 ($238)         152          (86)
    Tax-exempt                                                               $463         (276)         187
  Commercial real estate                                                  ($2,220)      (1,135)      (3,355)
  Real estate construction                                                    (43)          (4)         (47)
  Real estate residential                                                     163         (422)        (259)
  Consumer                                                                    124       (1,074)        (950)
                                                                     ---------------------------------------
    Total loans                                                            (1,751)      (2,759)      (4,510)
                                                                     ---------------------------------------
    Total earning assets                                                      (63)        (920)        (983)
                                                                     ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                                90         (557)        (467)
  Time less than $100,000                                                    (142)         (50)        (192)
  Time $100,000 or more                                                      (151)          78          (73)
                                                                     ---------------------------------------
     Total interest-bearing deposits                                         (203)        (529)        (732)
                                                                     ---------------------------------------
Short-term borrowed funds                                                     457          269          726
Federal Home Loan Bank advance                                             (1,172)           0       (1,172)
Debt financing and notes payable                                                3          (72)         (69)
                                                                     ---------------------------------------
    Total interest-bearing liabilities                                       (915)        (332)      (1,247)
                                                                     ---------------------------------------
Increase in Net Interest Income                                              $852        ($588)        $264
                                                                     =======================================


                                                                      Nine months ended September 30, 2004
                                                                           compared with nine months
                                                                            ended September 30, 2003
                                                                     ---------------------------------------
                                                                        Volume        Rate         Total
                                                                     ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                            ($1)          (4)         ($5)
Investment securities:
  Available for sale
    Taxable                                                                 3,013       (1,583)      $1,430
    Tax-exempt                                                            ($2,090)       1,022      ($1,068)
  Held to maturity
    Taxable                                                                $3,536        2,554       $6,090
    Tax-exempt                                                             $5,780       (1,032)      $4,748
Loans:
  Commercial
    Taxable                                                                 ($894)        (176)     ($1,070)
    Tax-exempt                                                             $1,705         (996)        $709
  Commercial real estate                                                  ($7,385)      (3,561)    ($10,946)
  Real estate construction                                                   (324)        (114)       ($438)
  Real estate residential                                                     695       (2,006)     ($1,311)
  Consumer                                                                    (52)      (3,613)     ($3,665)
                                                                     ---------------------------------------
    Total loans                                                            (6,255)     (10,466)     (16,721)
                                                                     ---------------------------------------
    Total earning assets                                                    3,983       (9,509)      (5,526)
                                                                     ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                               295       (2,148)      (1,853)
  Time less than $100,000                                                    (439)        (665)      (1,104)
  Time $100,000 or more                                                      (342)        (666)      (1,008)
                                                                     ---------------------------------------
     Total interest-bearing deposits                                         (486)      (3,479)      (3,965)
                                                                     ---------------------------------------
Short-term borrowed funds                                                   1,386          (55)       1,331
Federal Home Loan Bank advance                                             (3,396)         (46)      (3,442)
Debt financing and notes payable                                                9         (214)        (205)
                                                                     ---------------------------------------
    Total interest-bearing liabilities                                     (2,487)      (3,794)      (6,281)
                                                                     ---------------------------------------
Increase in Net Interest Income                                            $6,470      ($5,715)        $755
                                                                     =======================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to reduce credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $600 thousand for loan losses in the third quarter of 2004 and $750 thousand in the same quarter of 2003. For the first nine months of 2004, $2.1 million was provided while in 2003, $2.6 million was provided. The lower provision reflects management's assessment of credit risk in the loan portfolio. For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans" section of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                           Three months ended        Nine months ended
                                                              September 30,             September 30,
                                                        ----------------------------------------------------
                                                            2004         2003         2004         2003
                                                        ----------------------------------------------------
  Service charges on deposit accounts                         $7,465       $6,735      $21,693      $19,809
  Merchant credit card                                           899          993        2,633        2,755
  ATM fees and interchange                                       664          644        1,889        1,805
  Debit card fees                                                654          556        1,841        1,613
  Other service fees                                             466          404        1,322        1,153
  Mortgage banking income                                         41          185          304          712
  Financial services commissions                                 409          249          956          666
  Trust fees                                                     265          245          773          760
  Securities gains (losses)                                      (14)       2,150        2,169        2,443
  Loss on extinguishment of debt                                   0       (2,166)      (2,204)      (2,166)
  Other noninterest income                                       939        1,018        2,938        2,874
                                                        ----------------------------------------------------
Total noninterest income                                     $11,788      $11,013      $34,314      $32,424
                                                        ====================================================

Noninterest income for the third quarter of 2004 was $11.8 million, up $775 thousand or 7.0% compared with the same quarter of 2003. Higher income from service charges on deposits (up $730 thousand) mainly resulted from enhanced overdraft processing programs and repricing of checking account fees (effective as of February 2004), partially reduced by lower income from account analysis deficit fees and fees collected on deposited items returned. A $160 thousand increase in financial services commission income was largely due to higher sales of fixed and variable annuities and mutual funds. Mortgage banking income declined $144 thousand due to lower loan funding activity. Losses on sales of securities of $14 thousand were recorded in the third quarter of 2004 whereas $2.2 million gains were recorded a year ago, which offset the $2.2 million loss on extinguishment of debt.

Noninterest income for the nine months of 2004 was $34.3 million, up $1.9 million or 5.8% from 2003, mainly due to growth in deposit fee income. Service charges on deposit accounts rose $1.9 million or 9.5% primarily due to enhanced overdraft processing programs and repricing of checking account fees, partially reduced by lower income from account analysis deficit fees and fees collected on deposited items returned. A $228 thousand or 14.1% increase in debit card fees was attributable to increased usage. Financial services commission income increased $290 thousand or 43.4% largely due to higher sales of fixed and variable annuities and mutual funds. Other service fees rose $169 thousand or 14.7% mostly due to higher income from international money transfers in foreign currencies. Mortgage banking income declined $408 thousand or 57.3% mainly due to less loan funding activity. Securities gains fell from $2.4 million to $2.2 million which offset a loss on extinguishment of debt of $2.2 million each in the respective periods. Merchant credit card income declined $122 thousand or 4.4% primarily due to higher interchange expense.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                           Three months ended         Nine months ended
                                                              September 30,             September 30,
                                                        ----------------------------------------------------
                                                            2004         2003         2004         2003
                                                        ----------------------------------------------------
Salaries and related benefits                                $13,054      $13,495      $39,912      $40,792
Occupancy                                                      3,022        3,076        8,913        9,116
Equipment                                                      1,101        1,319        3,536        4,074
Data processing services                                       1,525        1,520        4,563        4,597
Courier service                                                  923          941        2,695        2,796
Telephone                                                        529          519        1,636        1,368
Postage                                                          288          381        1,046        1,202
Professional fees                                                411          529        1,332        1,400
Merchant credit card                                             292          317          833          975
Stationery and supplies                                          333          331          930          957
Advertising/public relations                                     241          243          746          775
Employee recruiting                                               10          117           78          226
Loan expense                                                     289          339          839          995
Operational losses                                               265          237          747          638
Repossessed collateral expense                                    (5)          12           (5)          14
Amortization of deposit intangibles                              136          165          408          578
Other noninterest expense                                      2,077        1,993        6,264        6,043
                                                        ----------------------------------------------------
Total                                                        $24,491      $25,534      $74,473      $76,546
                                                        ====================================================
Average full time equivalent staff                               980        1,016          992        1,032

Noninterest expense to revenues (FTE)                          36.93%       39.12%       37.67%       39.24%


Noninterest expense for the third quarter of 2004 was $24.5 million, $1.0 million or 4.1% lower than in 2003. Salaries and related benefits declined $441 thousand or 3.3% mainly due to lower incentives and bonuses (down $322 thousand), lower costs of workers compensation insurance (down $126 thousand), lower payroll taxes and a decrease in salaries and wages as a result of a decline in the number of full-time equivalent employees, partially offset by annual salary merit increases. Equipment expense fell $218 thousand or 16.5% compared with 2003 mostly due to lower maintenance costs and depreciation, and because 2003 included higher write-offs of obsolete equipment. Professional fees declined $118 thousand or 22.3% mainly due to lower legal costs. Employee recruiting costs fell $107 thousand or 91.5%.

Noninterest expense was $74.5 million for the nine months of 2004, which was $2.1 million or 2.7% less than 2003. Salaries and related benefits were down $880 thousand or 2.2% as a result of declines in salaries and wages (down $375 thousand) due to a fewer number of full-time equivalent employees and lower incentives and bonuses (down $746 thousand), partially offset by an increase in workers compensation insurance costs. Equipment expense fell by $538 thousand or 13.2% from 2003 primarily due to lower depreciation and lower repair and maintenance costs. Occupancy expense declined $203 thousand or 2.2% mainly due to lower utility expenses, partially offset by an increase in rent payments for branches. Amortization of deposit intangibles declined $170 thousand or 29.4% largely due to the expiration of the deposit intangibles from a prior acquisition. Postage decreased $156 thousand or 13.0%. Loan expense declined by $156 thousand or 15.7% mostly due to lower commercial loan activity and fewer foreclosures. Employee recruiting fell by $148 thousand or 65.5%. Merchant credit card expense fell $142 thousand or 14.6% mostly due to lower rates negotiated in October of 2003. Courier service costs fell $101 thousand or 3.6%. Telephone expense rose $268 thousand or 19.6% mostly due to the cost of additional data lines installed in connection with network upgrades. Other noninterest expense was higher by $221 thousand or 3.7% primarily the net result of a $414 thousand increase in limited partnership operating losses from tax-credit related low-income housing investments, a $129 thousand increase in debit card network fees and an increase in internet banking expense, partially reduced by a $245 thousand decrease in life insurance costs, a $100 thousand decline in contingency settlement costs and a decrease in customer checks.

Provision for Income Tax

During the third quarter of 2004, the Company recorded an income tax provision (FTE) of $16.1 million, $1.2 million (8.1%) higher than the third quarter of 2003; on a year-to-date basis, the income tax provision (FTE) was $47.1 million for 2004 compared to $45.2 million for 2003. The current quarter provision represents an effective tax rate (FTE) of 39.1% compared to 38.3% for the third quarter of 2003; for the first nine months of 2004, the effective tax rate (FTE) was 38.9%, compared to 39.0% recorded in 2003. The provision for income taxes for all periods presented is primarily attributable to the respective level of earnings and the incidence of allowable deductions, in particular tax credits generated from low-income housing investments, and for California franchise taxes, higher excludable interest income on loans within designated enterprise zones.

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

The following is a summary of classified loans and repossessed collateral on the dates indicated (dollars in thousands):


                                                             At September 30,          At
                                                        --------------------------December 31,
                                                            2004         2003         2003
                                                        ---------------------------------------
Classified loans                                             $20,868      $23,479      $23,460
Repossessed collateral                                             0          742           90
                                                        ---------------------------------------
Classified loans and repossessed collateral                  $20,868      $24,221      $23,550
                                                        =======================================
Allowance for loan losses /
 classified loans                                                261%         231%         230%


Classified loans at September 30, 2004, decreased $2.6 million (11.1%) from September 30, 2003, reflecting the effectiveness of the Company's high underwriting standards and active workout policies. The decrease ($2.6 million or 11.1%) in classified loans from December 31, 2003, was due to payoffs, upgrades and chargeoffs, partly offset by new downgrades. Repossessed collateral decreased to none from $742 thousand at September 30, 2003 and from $90 thousand at year-end 2003, primarily due to two foreclosed properties totaling $662 thousand sold by the end of 2003, and two small foreclosed properties sold in 2004, respectively.

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

The following is a summary of nonperforming loans and repossessed collateral on the dates indicated (dollars in thousands):


                                                At September 30,          At
                                           --------------------------December 31,
                                               2004         2003         2003
                                           ---------------------------------------
Performing nonaccrual loans                      $2,777       $2,145       $1,658
Nonperforming, nonaccrual loans                   3,996        5,484        5,759
                                           ---------------------------------------
   Total nonaccrual loans                         6,773        7,629        7,417

Loans 90 days past due and
  still accruing                                    182          272          199
                                           ---------------------------------------
  Total nonperforming loans                       6,955        7,901        7,616

Repossessed collateral                                0          742           90
                                           ---------------------------------------
 Total nonperforming loans and
    repossessed collateral                       $6,955       $8,643       $7,706
                                           =======================================
Allowance for loan losses /
  nonperforming loans                               782%         686%         708%


Performing nonaccrual loans at September 30, 2004 rose $632 thousand (29.5%) from the same period in the previous year and $1.1 million (67.5%) from December 31, 2003. The increase from both periods was due to new loans placed on performing nonaccrual, partially offset by payoffs, chargeoffs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual.

Nonperforming nonaccrual loans at September 30, 2004 decreased $1.5 million or 27.1% from the same period a year ago and $1.8 million (30.6%) from year-end, 2003. The decreases resulted from loans being returned to accrual status, transfers to repossessed collateral or being charged off or paid off, partially offset by loans being added to nonperforming nonaccrual.

Changes in repossessed collateral are in the "Classified Loans" section.

The Company had no restructured loans as of September 30, 2004, 2003 and December 31, 2003.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and nine month periods ended September 30, 2004, if all such loans had performed in accordance with their original terms, was $102 thousand and $332 thousand, respectively, compared to $110 thousand and $415 thousand, respectively, for the third quarter and the first nine months of 2003.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2004, totaled $85 thousand and $252 thousand, respectively, compared to $299 thousand and $516 thousand, respectively, for the comparable periods in 2003. These cash payments represent annualized yields of 5.46% and 4.99%, respectively, for the third quarter and the first nine months of 2003 compared to 17.36% and 8.77%, respectively, for the third quarter and the first nine months of 2003.

Total cash payments received during the third quarter of 2004 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2003, totaled approximately $3 thousand, compared with none in 2003. Cash payments received totaled approximately $101 thousand for the nine months ended September 30, 2004, compared with approximately $283 thousand for 2003.

The overall credit quality of the loan portfolio continues to be acceptable; however, total nonperforming assets could fluctuate from period to period. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain the level of nonperforming assets; however, the Company can give no assurance that additional increases in nonaccrual loans will not occur in the future.

Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level estimated to be adequate to provide for losses that can be estimated based upon specific and general conditions. These include credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. The allowance is allocated to segments of the loan portfolio based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances are analyzed using a linear regression model to determine standard allocation percentages. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines due to their small balances and numerous accounts, are analyzed based on the historical rate of net losses and delinquency trends, grouped by the number of days the payments on these loans are delinquent. A portion of the allowance is also allocated to specific impaired loans. As of the date of this report, Management considers the $54.4 million allowance for loan losses, which constituted 2.36% of total loans at September 30, 2004, to be adequate as an allowance against inherent losses. However, the risk exists of future losses which cannot be precisely quantified or attributed to particular loans or classes of loans. Management continues to evaluate the loan portfolio and assess current economic conditions that will dictate future required allowance levels.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):


                                              Three months ended        Nine months ended
                                                 September 30,             September 30,
                                           ----------------------------------------------------
                                               2004         2003         2004         2003
                                           ----------------------------------------------------
Balance, beginning of period                    $53,949      $54,159      $53,910      $54,227

Loan loss provision                                 600          750        2,100        2,550

Loans charged off                                (1,116)      (1,422)      (3,998)      (5,291)
Recoveries of previously
   charged off loans                                955          693        2,376        2,694
                                           ----------------------------------------------------
  Net credit losses                                (161)        (729)      (1,622)      (2,597)
                                           ----------------------------------------------------
Balance, end of period                          $54,388      $54,180      $54,388      $54,180
                                           ====================================================
Allowance for loan losses /
 loans outstanding                                 2.36%        2.29%


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

The primary analytical tool used by the Company to gauge interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. The analysis calculates the difference between a NII forecast over a 12-month period using a flat interest rate scenario, and a NII forecast using a rising rate scenario where the Fed Funds rate is made to rise evenly by 100 bp and 200 bp, and a falling rate scenario of 75 bp over the 12-month forecast interval triggering a response in the other forecasted rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. The results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 2004 would not result in a fluctuation of NII that would exceed the parameters established by Company policy.

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

During the first nine months of 2004, the Company sold $209.1 million of available-for-sale securities to reduce the average duration of the securities portfolios in a rising rate environment. The Company realized securities gains of $2.2 million from these sales. Also, during the same period, the Company retired $105 million in FHLB advances with a weighted average interest rate of 3.67% in an effort to reduce its aggregate cost of funds. The majority of the retired FHLB advances had scheduled maturity dates prior to January 15, 2005, while others had scheduled maturity dates ranging from May to August 2005. Losses totaling $2.2 million were incurred to retire the FHLB advances prior to their scheduled maturity dates.

Liquidity

The Company's principal source of asset liquidity is marketable investment securities available for sale. At September 30, 2004, investment securities available for sale totaled $967 million, representing a decrease of $278 million from September 30, 2003. In addition, at September 30, 2004, the Company had customary lines for overnight borrowings from other financial institutions in excess of $500 million. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

In addition, the Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 2004 and 2003 generated substantial cash flows, which are included in the totals provided from operations of $80.6 million and $87.6 million, respectively. The operating cash flow in 2004 was more than sufficient to pay for $26.2 million in shareholder dividends and $41.2 million of stock repurchases. In 2003, the operating activities provided more than sufficient to pay for $24.4 million in shareholder dividends and $43.9 million of stock repurchases.

During the first three quarters of 2004, other financing activities included a $181.8 million increase in deposits, partially reduced by a $12.4 million decrease in short-term borrowings and a $107.2 million payment of FHLB advances and prepayment fees. During the first nine months of 2003, other financing activities included the net result of a $242.1 million increase in deposits and $83.6 million in proceeds from short-term borrowings, reduced by a $67.2 million payment of FHLB advances and prepayment fees.

During the first nine months of 2004 the Company had net cash outflows in its investing activities. Purchases net of sales and maturities of investment securities of $121.1 million were reduced by net repayments of loans of $19.8 million, resulting in net cash used for investing activities of $103.4 million. The investment securities portfolio increase was generally financed by a $181.8 million increase in deposits.

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

The Company anticipates that loan demand will increase moderately during the remainder of 2004 and into 2005, consistent with economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand during the period. Depending on economic conditions, interest rate levels, and a variety of other conditions, excess deposit growth will be used to purchase investment securities or to reduce short-term borrowings.

Westamerica Bancorporation ("the Parent Company") is separate and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends to its shareholders, and interest and principal payments on outstanding senior debt. Substantially all of the Parent Company's revenues are obtained from service fees and dividends received from the Bank. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Management believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations. The Parent Company maintains a customary $10 million line of credit, under which no amount was outstanding at September 30, 2004. Such line of credit was renewed for a one-year term on October 29, 2004 with a new borrowing capacity of $35 million.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases shares of its common stock in the open market with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements. In addition, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased 824 thousand and 1.0 million shares during the first nine months of 2004 and 2003, respectively.

The Company's primary capital resource is shareholders' equity, which was $351.9 million at September 30, 2004. This amount represents an increase of $11.6 million or 3.4% from December 31, 2003, the net result of the issuance of stock ($9.9 million) and comprehensive income for the period ($69.0 million), partially offset by share repurchases ($41.2 million) and dividends paid ($26.2 million). Due to the net effect of an increase in equity capital combined with earning asset growth the Company's ratio of equity to total assets declined slightly to 7.59% at September 30, 2004, from 7.83% a year ago. The equity to assets ratio was 7.44% at December 31, 2003.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:



                                   At September 30,          At         Minimum
                              --------------------------December 31,  Regulatory
                                  2004         2003         2003      Requirement
                              ----------------------------------------------------
Tier I Capital                       10.93%       10.35%       10.13%        4.00%
Total Capital                        12.29%       11.61%       11.39%        8.00%
Leverage ratio                        7.09%        7.14%        6.85%        4.00%


The risk-based capital ratio increased at September 30, 2004, compared to the prior year primarily due to an increase in shareholders' equity as a result of increased net income, partially offset by the Company's common stock repurchases and dividends paid to shareholders. Also, a decline in risk-weighted assets contributed to this improvement. The risk-based capital ratio increased at September 30, 2004 from December 31, 2003 primarily due to the combination of an increase in shareholders' equity as a result of increased net income and a reduction in risk-weighted assets.

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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, since the date the controls were evaluated.


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Due to the nature of the banking business, the Company's Subsidiary Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

    (a) None

    (b) None

    (c) Issuer Purchases of Equity Securities

    The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2004 (in thousands, except per share data).

                                                                 (c)          (d)
                                                               Total      Maximum
                                                              Number       Number
                                                           of Shares    of Shares
                                                    (b)    Purchased     that May
                                       (a)      Average   as Part of       Yet Be
                                     Total        Price     Publicly    Purchased
                                 Number of         Paid    Announced    Under the
                                    Shares          per        Plans     Plans or
                       Period    Purchased        Share or Programs*     Programs
                 -----------------------------------------------------------------
                 July 1
                 through
                 July 31                68       $51.63           68          667
                 -----------------------------------------------------------------
                 August 1
                 through
                 August 31              22        53.05           22        2,000
                 -----------------------------------------------------------------
                 September 1
                 through
                 September 30            2        55.27            2        1,998
                 -----------------------------------------------------------------
                 Total                  92       $52.04           92        1,998
                 =================================================================


* Includes 1 thousand, 2 thousand and 2 thousand shares purchased in July, August and September, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

On August 28, 2003 the Board of Directors authorized a program for the purchase of up to two million shares of the Company's common stock from time to time through September 1, 2004. A replacement plan was approved by the Board of Directors on August 27, 2004 to repurchase up to two million shares prior to September 1, 2005.

Item 3 - Defaults upon Senior Securities

    None

Item 4 - Submission of Matters to a Vote of Security Holders

    None

Item 5 - Other Information

         (a)     None

         (b)     None

Item 6 - Exhibits

                 Exhibit 2: Agreement and Plan of Reorganization
                              among the Company, Westamerica Bank,
                              Redwood Empire Bancorp and National
                              Bank of the Redwoods dated as of August
                              25, 2004 is incorporated by reference from Annex A of the Company's Registration Statement on Form S-4 dated October 15, 2004 (File No. 333-119783)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WESTAMERICA BANCORPORATION
                                           (Registrant)


Date: November 9, 2004
                                           /s/ DENNIS R. HANSEN
                                           --------------------
                                           Dennis R. Hansen
                                           Senior Vice President
                                           and Controller
                                           (Chief Accounting Officer)