Form 10-K
period 2004-12-31
WESTAMERICA BANCORPORATION
filed 2005-03-15
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(707) 863-6000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class: Common Stock, no par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004 as reported on the Nasdaq National Market System, was approximately $1,598,661,045.43. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on March 8, 2005: 33,009,928 Shares
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Stockholders, to be held on April 28, 2005, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) economic uncertainty created by terrorist threats and attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets. See also “Certain Additional Business Risks” in Item 1. and other risk factors discussed elsewhere in this Report.

PART I

Item 1.	Business
      WESTAMERICA BANCORPORATION (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Principal administrative offices are located at 4550 Mangels Boulevard in Fairfield, California 94534 and its telephone number is (707) 863-6000. The Company provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The principal communities served are Nevada Counties in the North to Kern County in the South. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Company also owns 100% of the capital stock of Community Banker Services Corporation, a company engaged in providing the Company and its subsidiaries data processing services and other support functions.
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
      On March 1, 2005, the Company acquired Santa Rosa based Redwood Empire Bancorp, the parent company of National Bank of the Redwoods (NBR). Based on the Company’s closing stock price on March 1, 2005, the cash and stock consideration, including the value of converted stock options and certain transaction costs, paid in the acquisition was valued at approximately $153 million. As of December 31, 2004, Redwood Empire had $511 million in assets and National Bank of the Redwoods had $436 million in loans and $391 million in deposits at seven banking offices located in Sonoma (5), Lake (1) and Mendocino (1) counties.
      As of the close of business on March 11, 2005, NBR was merged with and into Westamerica Bank. Three former NBR branches were consolidated into existing nearby Westamerica Bank branches and a fourth is expected to be consolidated during the second quarter of 2005. Westamerica has entered into an agreement to sell the former NBR branch in Lake County. This transaction is expected to be consummated during the summer of 2005. Two other branches located in Sonoma County will continue as Westamerica branches.
      At December 31, 2004, the Company had consolidated assets of approximately $4.7 billion, deposits of approximately $3.6 billion and shareholders’ equity of approximately $358.6 million. The Company and its subsidiaries employed 957 full-time equivalent staff.

      The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) through its website (http://www.westamerica.com). Such documents are also available through the SEC’s website (http://www.sec.gov). Requests for the Form 10-K annual report, as well as the Company’s employee Code of Conduct and Ethics, can also be submitted to:

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
      A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2004, real estate served as the principal source of collateral with respect to approximately 50% of the Company’s loan portfolio. A worsening of current economic conditions, increased economic uncertainty created by concerns regarding terrorist attacks and geo-political risks, or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of the available for sale securities portfolio, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition and results of operations.
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
      Shares of Company common stock eligible for future sale could have a dilutive effect on the market for Company common stock and could adversely affect the market price. The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 31.6 million were outstanding at December 31, 2004. Pursuant to its stock option plans, at December 31, 2004, the Company had exercisable options outstanding of 2.0 million. As of December 31,

2004, 7.1 million shares of Company common stock remained available for grants under the Company’s stock option plans (and stock purchase plan). Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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
      The Company is generally prohibited under the BHCA from acquiring ownership or control of more than 5% of any class of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. However, a bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be closely related to banking or managing or controlling banks. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.
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
      As of December 31, 2004, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 8 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

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

Financial Privacy Legislation
      The GLBA, in addition to the previously described changes in permissible nonbanking activities permitted to banks, BHCs and FHCs, also required the federal banking agencies, among other federal regulatory agencies, to adopt regulations governing the privacy of consumer financial information. The FRB adopted such regulations with an effective date of November 13, 2000, and a date of full compliance with the regulations on July 1, 2001. The Bank is subject to the FRB’s regulations.

Customer Information Security
      The federal bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

U.S.A. PATRIOT Act
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
      Given the extensive role of the SEC, the PCAOB and the Exchanges in implementing rules relating to Sarbanes-Oxley’s new requirements, the federalization of certain elements traditionally within the sphere of state corporate law, the impact of Sarbanes-Oxley on reporting companies have been and will continue to be significant.

Pending Legislation
      Changes to state laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.
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
     Branch Offices and Facilities
      WAB is engaged in the banking business through 87 offices in 22 counties in Northern and Central California including thirteen offices in Fresno County, eleven in Marin County, nine in Sonoma County, seven in Napa County, six in Kern County, five each in Stanislaus, Lake, Contra Costa and Solano Counties, three each in Alameda and Sacramento Counties, two each in Mendocino, Nevada, Placer and Tulare Counties, and one each in Colusa, Merced, San Francisco, Tuolumne, Kings, Madera, and Yolo Counties. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

      The Company owns 29 branch office locations and one administrative facility and leases 66 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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
      There were no matters submitted to a vote of the shareholders during the fourth quarter of 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is traded on the NASDAQ National Market System (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low bid prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low

2004:
First quarter	$51.63	$47.85
Second quarter	52.99	47.58
Third quarter	55.80	49.04
Fourth quarter	61.05	54.43
2003:
First quarter	$41.94	$38.07
Second quarter	44.66	39.24
Third quarter	42.67	45.76
Fourth quarter	53.55	44.45
      As of February 28, 2005, there were approximately 8,600 shareholders of record of the Company’s common stock.
      The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the Federal Reserve Board pursuant to the BHCA. See Item 1, “Business, Supervision and Regulation”. As of December 31, 2004, $179.1 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.
      See Note 17 to the consolidated financial statements included in this report for additional information regarding the amount of cash dividends declared and paid on common stock for the three most recent fiscal years.
      As discussed in Note 7 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The terms of the Rights were most recently amended and restated in 2004. The new amended plan is very similar in purpose and effect to the plan as it existed prior to this amendment, aimed at helping the Board of Directors to maximize shareholder value in the event of a change of control of the Company and otherwise resist actions that the Board considers likely to injure the Company or its shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans
      The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2004 (in thousands, except exercise price):

	(a)	(b)	(c)

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	3,058	$36	1,745*
Equity compensation plans not approved by security holders	0	N/A	0

Total	3,058	$36	1,745

*	The Amended and Restated Stock Option Plan, Article III, provides that the number of shares reserved for Awards under the plan may increase on the first day of each fiscal year by an amount equal to the least of 1) 2% of the shares outstanding as of the last day of the prior fiscal year, 2) 675,000 shares, or 3) such lesser amount as determined by the Board.
Issuer Purchases of Equity Securities
      The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2004 (in thousands, except per share data).

	(a)	(b)	(c)	(d)

			Total Number of
	Total		Shares Purchased	Maximum Number of
	Number of	Average Price	as Part of Publicly	Shares that May Yet
	Shares	Paid per	Announced Plans	Be Purchased Under
Period	Purchased	Share	or Programs*	the Plans or Programs

October 1 through October 31	2	55.55	2	1,996
November 1 through November 30	108	59.77	108	1,888
December 1 through December 31	132	58.02	132	1,756

Total	242	58.80	242	1,756

*	Includes 2 thousand, 5 thousand and 1 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/ Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.
      The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
      Shares were repurchased during the fourth quarter of 2004 pursuant to a program approved by the Board of Directors on August 27, 2004 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2005. The new 2004 approved amount included 645,429 remaining shares available to be repurchased under the 2003 plan.

Item 6.	Selected Financial Data
      The following financial information for the five years ended December 31, 2004 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.
WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	Year Ended December 31

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Interest income	$216,337	$223,493	$237,633	$257,056	$269,516
Interest expense	21,106	27,197	39,182	68,887	88,614

Net interest income	195,231	196,296	198,451	188,169	180,902
Provision for loan losses	2,700	3,300	3,600	3,600	3,675
Noninterest income:
Securities (impairment) gains, net	(5,011)	2,443	(4,278)	0	0
Loss on extinguishment of debt	(2,204)	(2,166)	0	0	0
Deposit service charges and other	45,798	42,639	40,829	42,655	41,130
Total noninterest income	38,583	42,916	36,551	42,655	41,130
Noninterest expense	98,751	101,703	103,323	102,651	100,198

Income before income taxes	132,363	134,209	128,079	124,573	118,159
Provision for income taxes	37,145	39,146	40,941	40,294	38,380

Net income	$95,218	$95,063	$87,138	$84,279	$79,779

Earnings per share:
Basic	$2.99	$2.89	$2.59	$2.39	$2.19
Diluted	2.93	2.85	2.55	2.36	2.16
Per share:
Dividends paid	$1.10	$1.00	$0.90	$0.82	$0.74
Book value at December 31	11.33	10.54	10.22	9.19	9.32
Average common shares outstanding	31,821	32,849	33,686	35,213	36,410
Average diluted common shares outstanding	32,461	33,369	34,225	35,748	36,936
Shares outstanding at December 31	31,640	32,287	33,411	34,220	36,251
At December 31
Loans, net	$2,246,078	$2,269,420	$2,440,411	$2,432,371	$2,429,880
Investments	2,192,542	1,949,288	1,386,833	1,158,139	1,149,310
Total assets	4,737,268	4,576,385	4,224,867	3,927,967	4,031,381
Total deposits	3,583,619	3,463,991	3,294,065	3,234,635	3,236,744
Short-term borrowed funds	735,423	590,646	349,736	271,911	386,942
Federal Home Loan Bank advances	0	105,000	170,000	40,000	0
Debt financing and notes payable	21,429	24,643	24,607	27,821	31,036
Intangible assets	21,890	22,433	23,176	19,013	20,376
Shareholders’ equity	358,609	340,371	341,499	314,359	337,747
Financial Ratios:
For the year:
Return on assets	2.10%	2.19%	2.17%	2.18%	2.06%
Return on equity	28.83%	29.38%	28.70%	27.17%	25.78%
Net interest margin*	5.14%	5.39%	5.76%	5.71%	5.48%
Net loan losses to average loans	0.11%	0.15%	0.14%	0.15%	0.17%
Efficiency ratio*	38.49%	39.07%	40.96%	41.67%	42.45%
At December 31:
Equity to assets	7.57%	7.44%	8.08%	8.00%	8.38%
Total capital to risk-adjusted assets	12.46%	11.39%	10.97%	10.63%	11.61%
Allowance for loan losses to loans	2.35%	2.32%	2.17%	2.10%	2.11%

*	Fully taxable equivalent

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes.
      It should be read in conjunction with those statements and notes found on pages 42 through 74, as well as with the other information presented throughout the Report.
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
      The Allowance for Loan Losses represents management’s estimate of the amount of loss in the loan portfolio that can be reasonably estimated as of the balance sheet date. Determining the amount of the Allowance for Loan Losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, uncertainties and conditions, all of which may be susceptible to significant change. A discussion of the factors driving changes in the amount of the Allowance for Loan losses is included in the “Credit Quality” discussion below.
OVERVIEW OF FINANCIAL RESULTS
Acquisition
      On August 25, 2004, the Company signed a definitive agreement to acquire Redwood Empire Bancorp, parent company of National Bank of the Redwoods. On January 26, 2005, the Federal Reserve System (“FRB”) approved the Company’s merger application subject to a divestiture of approximately $43 million in deposits in Lake County. The acquisition was completed on March 1, 2005. After adjusting for the divestiture the transaction was valued at approximately $153 million, including approximately $57 million paid in cash and issuance of the Company’s common stock valued at approximately $85 million, conversion of Redwood Empire stock options into Company stock options with a fair value of about $6 million and certain transaction related costs. During the second half of 2004, the Company reduced the allocation of its operating cash flow toward the repurchase and retirement of its common stock in order to meet the cash payment for the transaction. Further information related to the acquisition, including unaudited pro forma combined financial data, can be found in the Company’s Registration Statement on Form S-4 that was filed with the Securities and Exchange Commission on October 15, 2004.
Net Income
      In the fourth quarter of 2004, the Company recognized a $7.2 million securities impairment writedown to market value of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock held in the available for sale investment portfolio. The writedown was recorded as a reduction in noninterest income. The after-tax effect was $4.2 million, net of tax benefits of $3.0 million. The decision to record the charge was made because an analysis by management indicated that current market declines in the value of this preferred stock would not recover within a conservative definition of a reasonable period of time. At December 31, 2004, the Company held FNMA and FHLMC preferred stock with an adjusted book value of $63.9 million and a tax-equivalent dividend yield of 7.65%.
      The Company reported net income of $95.2 million in 2004, reflecting a $4.2 million after-tax writedown in the value of FNMA and FHLMC preferred stock, representing a 0.2% increase from the $95.1 million earned in 2003, which was up 9.1% over 2002 earnings of $87.1 million.

Components of Net Income

	Year ended December 31,

	2004	2003	2002

	(In thousands)
Net interest and fee income*	$217,993	$217,407	$215,708
Provision for loan losses	(2,700)	(3,300)	(3,600)
Noninterest income	38,583	42,916	36,551
Noninterest expense	(98,751)	(101,703)	(103,323)
Taxes*	(59,907)	(60,257)	(58,198)

Net income	$95,218	$95,063	$87,138

Net income per average fully-diluted share	$2.93	$2.85	$2.55
Net income as a percentage of average shareholders’ equity	28.83%	29.38%	28.70%
Net income as a percentage of average total assets	2.10%	2.19%	2.17%

*	Fully taxable equivalent (FTE)
      Net income in 2004 was $155 thousand or 0.2% more than in 2003, after including a $4.2 million after-tax government sponsored entity (FNMA and FHLMC) preferred stock impairment charge in 2004. Net interest income (FTE) increased $586 thousand, the net result of higher average earning assets and lower funding costs, partially offset by declining earning asset yields and lower fee income. The loan loss provision declined $600 thousand, year over year, in accordance with Management’s assessment of credit risk for the loan portfolio. Noninterest income fell $4.3 million primarily due to the above impairment charge, partially offset by growth in deposit fee income. Noninterest expense declined $2.9 million because of lower personnel and other operational costs. The lower tax provision (FTE) (down $350 thousand) was due to the $3.0 million tax benefit of the impairment charge and higher low-income housing investment tax credits, offset in part by increased pretax income.
      Much of the growth in 2003 earnings was attributable to a $6.4 million increase in noninterest income, the result of greater service charge income, and because the 2002 total was reduced by a securities impairment charge of $4.3 million. Net interest income (FTE) increased $1.7 million, the net result of higher average earning assets and lower funding costs, partially offset by declining earning asset yields. The loan loss provision was reduced slightly and noninterest expense declined $1.6 million. The 2002 noninterest expense included $400 thousand in severance costs relating to the acquisition of Kerman State Bank (“KSB”). A $2.0 million increase in the tax provision (FTE) resulted mostly from higher earnings.
      The Company’s return on average total assets was 2.10% in 2004, compared to 2.19% and 2.17% in 2003 and 2002, respectively. Return on average equity in 2004 was 28.83%, compared to 29.38% and 28.70% in 2003 and 2002, respectively.
Net Interest Income
      The Company’s primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 2004 increased $586 thousand or 0.3% from 2003, to $218.0 million. Comparing 2003 to 2002, net interest income (FTE) increased $1.7 million or 0.8%.

Components of Net Interest Income

	Year ended December 31,

	2004	2003	2002

	(In thousands)
Interest and fee income	$216,337	$223,493	$237,633
Interest expense	(21,106)	(27,197)	(39,182)
FTE adjustment	22,762	21,111	17,257

Net interest income (FTE)	$217,993	$217,407	$215,708

Net interest margin (FTE)	5.14%	5.39%	5.76%

      Interest and fee income (FTE) declined $5.5 million or 2.3% from 2003 to 2004, the net result of declining yields on earning assets and lower loan fee income, partially offset by the effect of higher volume of earning assets. The total yield on earning assets, excluding loan fee income, declined from 5.99% in 2003 to 5.61% in 2004, following the general trend in interest rates within capital markets. The most significant yield declines in the loan portfolio were indirect consumer loans (down 92 basis points (“bp”)), commercial real estate loans (down 37 bp) and residential real estate loans (down 64 bp). Loan fee income, primarily prepayment fees, declined from $3.1 million in 2003 to $1.6 million in 2004, lowering the total earning asset yield an additional 4 bp from 2003. The investment portfolio yield declined 9 bp to 5.07% with declines occurring in U.S. government sponsored entity obligations (down from 3.83% to 3.41%, or 42 bp) and municipal securities (down from 7.14% to 6.80%, or 34 bp). The decline in investment yields was partly mitigated by increases in yields on collateralized mortgage obligations (up 79 bp) and other securities (up 101 bp). The lower yields caused interest income (excluding fees) to decline by $9.2 million, which was offset by the $5.2 million effect of growth in average earning assets (up $202.9 million to $4,236.9 million in 2004). The investment portfolio increased by $298.7 million, primarily the net result of increases in collateralized mortgage obligations (up $247.4 million), municipal securities (up $80.1 million) and U.S. government sponsored entity obligations (up $39.1 million), partially offset by a $60.5 million decline in other securities. The loan portfolio was reduced by $95.8 million with the largest decrease occurring in commercial real estate loans (down $119.5 million).

      Interest expense fell $6.1 million or 22.4% from 2003 to 2004 due to declining rates paid on average interest-bearing liabilities and a change in mix of those liabilities. The average rate paid on interest-bearing liabilities dropped 24 bp to 0.73%. Notable decreases were on money market saving accounts (down 30 bp), CDs over $100 thousand (down 8 bp), retail CDs (down 19 bp) and customer sweep accounts (down 25 bp). Yields on overnight funds purchased increased 26 bp after a series of increases in the target rate for federal funds in the second half of 2004. Interest-bearing liabilities shifted from higher-rate to lower-rate categories. Federal Home Loan Bank (“FHLB”) advances were paid off entirely during 2004, reducing the average balance by $118.1 million. Retail CDs and CDs over $100 thousand fell by $35.8 million and $20.1 million, respectively. Overnight funds purchased and money market accounts rose by $138.5 million and $60.0 million, respectively. A $107.5 million increase in noninterest-bearing balances resulted in the reduction of expense by $1.3 million.
      Interest and fee income (FTE) decreased $10.3 million or 4.0% in 2003 from the previous year, due to the net effect of lower earning asset yields, partially offset by higher average balances of those assets. The total yield on earning assets dropped from 6.81% in 2002 to 6.06% in 2003, reflecting the declining trend in average market rates of interest and a reduction in higher yielding loan totals. The loan portfolio yield declined 65 bp to 6.58%, affected by declines in commercial loan yields (down 39 bp to 6.11%), commercial real estate loan yields (down 34 bp to 7.63%), residential real estate loan yields (down 117 bp to 5.09%), and indirect consumer loan yields (down 110 bp to 6.09%). The investment portfolio yield also fell 72 bp to 5.16%, mainly due to declines in U.S. Treasury securities yields (down 150 bp to 4.13%), U.S. government sponsored entity obligation yields (down 114 bp to 3.83%), mortgage backed securities and collateralized mortgage obligation yields (down 108 bp to 3.33%) and municipal securities yields (down 44 bp to 7.14%).
      Interest expense decreased $12.0 million or 30.6% in 2003 compared to 2002, due to lower interest rates, partly offset by higher average interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 0.97% in 2003, 53 basis points lower than in 2002. Notable declines included money market savings accounts (down 54 bp to 0.75%), Public CDs (down 133 bp to 1.21%), Jumbo CDs (down 69 bp to 1.47%) and short-term borrowings (down 52 bp to 0.89%). Total interest-bearing liabilities grew $190 million or 7.3%, causing a $1.4 million increase in interest expense, mainly due to increases in short-term borrowings (up $129 million or 51.7%) and money market savings accounts (up $101 million or 19.4%). In addition, as a result of continuing marketing efforts to acquire commercial relationships, noninterest-bearing balances increased 9.1%, indirectly causing interest expense to decline an additional $1.0 million.
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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2004

	Average	Interest	Rates
	Balance	Income/Expense	Earned/Paid

	(Dollars in thousands)
Assets
Money market assets and funds sold	$784	$1	0.13%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	803,722	33,230	4.13%
Tax-exempt	293,067	21,619	7.38%
Held to maturity Taxable	451,635	17,209	3.81%
Tax-exempt	429,213	28,281	6.59%
Loans:
Commercial
Taxable	1,115,148	77,278	6.93%
Tax-exempt	239,495	16,045	6.70%
Real estate construction	36,148	2,517	6.96%
Real estate residential	360,208	16,049	4.46%
Consumer	507,483	26,870	5.29%

Earning assets	4,236,903	239,099	5.64%
Other assets	299,549

Total assets	$4,536,452

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,281,349	—	—
Savings and interest-bearing transaction	1,662,347	4,543	0.27%
Time less than $100,000	271,212	4,038	1.49%
Time $100,000 or more	350,400	4,466	1.27%

Total interest-bearing deposits	2,283,959	13,047	0.57%
Short-term borrowed funds	556,415	5,878	1.06%
Federal Home Loan Bank advances	24,153	897	3.65%
Debt financing and notes payable	21,706	1,284	5.91%

Total interest-bearing liabilities	2,886,233	21,106	0.73%
Other liabilities	38,540
Shareholders’ equity	330,330

Total liabilities and shareholders’ equity	$4,536,452

Net interest spread(1)			4.91%
Net interest income and interest margin(2)		$217,993	5.14%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	?Year Ended December 31, 2003

	Average	Interest	Rates
	Balance	Income/Expense	Earned/Paid

	(Dollars in thousands)

Assets
Money market assets and funds sold	$875	$8	0.91%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	842,729	35,385	4.20%
Tax-exempt	310,200	23,415	7.55%
Held to maturity
Taxable	197,957	5,038	2.54%
Tax-exempt	327,933	22,814	6.96%
Loans:
Commercial
Taxable	1,253,514	91,191	7.27%
Tax-exempt	209,911	15,095	7.19%
Real estate construction	42,362	3,049	7.20%
Real estate residential	342,118	17,409	5.09%
Consumer	506,365	31,200	6.16%

Earning assets	4,033,964	244,604	6.06%
Other assets	298,743

Total assets	$4,332,707

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,173,853	—	—
Savings and interest-bearing transaction	1,578,721	6,818	0.43%
Time less than $100,000	307,054	5,147	1.68%
Time $100,000 or more	370,549	5,020	1.35%

Total interest-bearing deposits	2,256,324	16,985	0.75%
Short-term borrowed funds	378,362	3,415	0.90%
Federal Home Loan Bank advances	142,271	5,318	3.74%
Debt financing and notes payable	21,222	1,479	6.97%

Total interest-bearing liabilities	2,798,179	27,197	0.97%
Other liabilities	37,120
Shareholders’ equity	323,555

Total liabilities and shareholders’ equity	$4,332,707

Net interest spread(1)			5.09%
Net interest income and interest margin(2)		$217,407	5.39%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2002

	Average	Interest	Rates
	Balance	Income/Expense	Earned/Paid

	(Dollars in thousands)
Assets
Money market assets and funds sold	$1,143	$12	1.05%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	656,284	32,426	4.94%
Tax-exempt	309,931	23,343	7.53%
Held to maturity
Taxable	137,529	6,810	4.95%
Tax-exempt	167,001	12,398	7.42%
Loans:
Commercial
Taxable	1,376,262	103,690	7.53%
Tax-exempt	196,900	14,959	7.60%
Real estate construction	55,457	4,105	7.40%
Real estate residential	331,822	20,763	6.26%
Consumer	505,435	36,384	7.20%

Earning assets	3,737,764	254,890	6.81%
Other assets	284,763

Total assets	$4,022,527

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,075,845	—	—
Savings and interest-bearing transaction	1,492,611	11,942	0.80%
Time less than $100,000	334,601	8,289	2.48%
Time $100,000 or more	368,456	8,414	2.28%

Total interest-bearing deposits	2,195,668	28,645	1.30%
Short-term borrowed funds	249,439	3,524	1.41%
Federal Home Loan Bank advances	138,615	5,225	3.72%
Debt financing and notes payable	24,875	1,788	7.19%

Total interest-bearing liabilities
Other liabilities	2,608,597	39,182	1.50%
Shareholders’ equity	34,512
	303,573

Total liabilities and shareholders’ equity	$4,022,527

Net interest spread(1)			5.31%
Net interest income and interest margin(2)		$215,708	5.76%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

      The following table sets forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.
 Summary of Changes in Interest Income and Expense

	Years Ended December 31, 2004
	Compared with 2003

	Volume	Rate	Total

	(Dollars in thousands)
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$(1)	$(6)	$(7)
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	(1,597)	(558)	(2,155)
Tax-exempt(1)	(1,255)	(541)	(1,796)
Held to maturity
Taxable	8,787	3,384	12,171
Tax-exempt(1)	6,739	(1,272)	5,467
Loans:
Commercial:
Taxable	(10,102)	(3,811)	(13,913)
Tax-exempt(1)	2,043	(1,093)	950
Real estate construction	(434)	(98)	(532)
Real estate residential	916	(2,276)	(1,360)
Consumer	140	(4,470)	(4,330)

Total loans(1)	(7,437)	(11,748)	(19,185)

Total increase (decrease) in interest and fee income(1)	5,236	(10,741)	(5,505)

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	355	(2,630)	(2,275)
Time less than $100,000	(561)	(548)	(1,109)
Time $100,000 or more	(259)	(295)	(554)

Total interest-bearing	(465)	(3,473)	(3,938)
Short-term borrowed funds	1,813	650	2,463
Federal Home Loan Bank advances	(4,372)	(49)	(4,421)
Notes and mortgages payable	36	(231)	(195)

Total increase (decrease) in interest expense	(2,988)	(3,103)	(6,091)

Increase (decrease) in net interest income(1)	$8,224	$(7,638)	$586

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	2003 Compared with 2002

	Volume	Rate	Total

	Years Ended December 31,
	(Dollars in thousands)
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$(3)	$(1)	$(4)
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	8,307	(5,348)	2,959
Tax-exempt(1)	20	52	72
Held to maturity
Taxable	2,302	(4,074)	(1,772)
Tax-exempt(1)	11,242	(826)	10,416
Loans:
Commercial:
Taxable	(9,116)	(3,383)	(12,499)
Tax-exempt(1)	959	(823)	136
Real estate construction	(945)	(111)	(1,056)
Real estate residential	627	(3,981)	(3,354)
Consumer	67	(5,251)	(5,184)

Total loans(1)	(8,408)	(13,549)	(21,957)

Total increase (decrease) in interest and fee income(1)	13,460	(23,746)	(10,286)

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	654	(5,778)	(5,124)
Time less than $100,000	(638)	(2,504)	(3,142)
Time $100,000 or more	48	(3,442)	(3,394)

Total interest-bearing	64	(11,724)	(11,660)
Short-term borrowed funds	1,434	(1,544)	(110)
Federal Home Loan Bank advances	136	(43)	93
Notes and mortgages payable	(256)	(52)	(308)

Total increase (decrease) in interest expense	1,378	(13,363)	(11,985)

Increase (decrease) in net interest income(1)	$12,082	$(10,383)	$1,699

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Loan Losses
      The provision for loan losses was $2.7 million for 2004, compared with $3.3 million for 2003 and $3.6 million for 2002. The reductions in the provision reflects Management’s view of credit risk in the loan portfolio and the results of the Company’s continuing efforts to improve loan quality by enforcing strict underwriting and administration procedures and aggressively pursuing collection efforts. For further information regarding net credit losses and the allowance for loan losses, see the “Credit Quality” section of this report.

Investment Portfolio
      The Company maintains a securities portfolio consisting of U.S. Government sponsored entities, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.
      The objective of the held to maturity portfolio is to maintain a prudent yield and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The held to maturity investment portfolio had a duration of 4.4 years at December 31, 2004 and, on the same date, those investments included $1,118.3 million in fixed-rate and $142.5 million in adjustable-rate securities.
      Investment securities available for sale are generally used to supplement the Company’s liquidity, provide a prudent yield, and provide collateral for public deposits. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, and are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2004, the Company held $931.7 million in securities classified as investments available for sale with a duration of 3.4 years. At December 31, 2004, an unrealized gain of $9.6 million, net of taxes of $7.0 million, related to these securities, was included in shareholders’ equity.
      The Company had no trading securities at December 31, 2004, 2003 and 2002.
      For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.
      The following table shows the carrying amount (fair value) of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio

	At December 31,

	2004	2003	2002

	(Dollars in thousands)
U.S. Treasury	$0	$0	$21,088
U.S. Government sponsored entities	557,057	961,727	385,508
States and political subdivisions	247,731	278,393	296,259
Asset backed securities	3,257	12,990	42,075
Corporate securities	48,658	73,425	144,497
Other	75,007	87,376	58,421

Total	$931,710	$1,413,911	$947,848

      The following table sets forth the relative maturities and yields of the Company’s available for sale securities (stated at amortized cost) at December 31, 2004. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.
     Available for Sale Maturity Distribution

	At December 31, 2004

		After One	After Five
	Within	but Within	but Within	After Ten	Mortgage-
	One Year	Five Years	Ten Years	Years	backed	Other	Total

	(Dollars in thousands)
U.S. Government sponsored entities	$—	$308,859	$46	$—	$—	$—	$308,905
Interest rate	—%	3.30%	7.95%	—%	—%	—%	3.30%
States and political subdivisions	3,955	33,853	152,073	44,242	—	—	234,123
Interest rate (FTE)	7.32%	7.67%	7.33%	7.06%	—	—	7.33%
Asset-backed securities	—	3,256	—	—	—	—	3,256
Interest rate	—	2.87%	—	—	—	—	2.87%
Other securities	22,187	25,130	—	—	—	—	47,317
Interest rate	5.95%	6.54%	—	—	—	—	6.26%

Subtotal	26,142	371,098	152,119	44,242	—	—	593,601
Interest rate	6.16%	3.91%	7.33%	7.06%	—	—	5.11%
Mortgage backed securities	—	—	—	—	253,936	—	253,936
Interest rate	—	—	—	—	4.22%	—	4.22%
Other without set maturities	—	—	—	—	—	67,541	67,541
Interest rate	—	—	—	—	—	7.61%	7.61%

Total	$26,142	$371,098	$152,119	$44,242	$253,936	$67,541	$915,078
Interest rate	6.16%	3.91%	7.33%	7.06%	4.22%	7.61%	5.05%

      The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:
     Held to Maturity Portfolio

	At December 31,

	2004	2003	2002

	(Dollars in thousands)
U.S. Government sponsored entities	736,137	98,287	201,486
States and political subdivisions	524,695	417,984	212,569
Asset backed securities	0	6,322	9,769
Other	0	12,784	15,161

Total	$1,260,832	$535,377	$438,985

Fair value	$1,265,986	$542,729	$450,771

      The following table sets forth the relative maturities and yields of the Company’s held to maturity securities at December 31, 2004. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current statutory rate.

     Held to Maturity Maturity Distribution

	At December 31, 2004

		After One	After Five
	Within	but Within	but Within	After Ten	Mortgage-
	One Year	Five Years	Ten Years	Years	Backed	Other	Total

	(Dollars in thousands)
U.S. Government sponsored entities	$—	$227,056	$—	$—	$—	$—	$227,056
Interest rate	—%	3.43%	—%	—%	—%	—%	3.43%
States and political subdivisions	9,799	44,281	74,395	396,220	—	—	524,695
Interest rate (FTE)	6.81%	6.85%	6.54%	6.08%	—	—	6.23%
Asset backed	—	—	—	—	—	—	—
Interest rate	—	—	—	—	—	—	—
Other securities	—	—	—	—	—	—	—
Interest rate	—	—	—	—	—	—	—

Subtotal	9,799	271,337	74,395	396,220	—	—	751,751
Interest rate	6.81%	3.99%	6.54%	6.08%	—	—	5.38%
Mortgage backed	—	—	—	—	509,081	—	509,081
Interest rate	—	—	—	—	4.22%	—	4.22%

Total	$9,799	$271,337	$74,395	$396,220	$509,081	$—	$1,260,832
Interest rate	6.81%	3.99%	6.54%	6.08%	4.22%	—%	4.91%

Loan Portfolio
      The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio Distribution

	At December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Commercial and commercial real estate	$1,388,639	$1,429,645	$1,588,803	$1,576,723	$1,562,462
Real estate construction	29,724	38,019	45,547	69,658	64,195
Real estate residential	375,532	347,794	330,460	347,114	355,488
Consumer	506,338	507,911	530,054	491,793	502,367
Unearned income	(3)	(39)	(226)	(831)	(2,353)

Gross loans	$2,300,230	$2,323,330	$2,494,638	$2,484,457	$2,482,159
Allowance for loan losses	(54,152)	(53,910)	(54,227)	(52,086)	(52,279)

Net loans	$2,246,078	$2,269,420	$2,440,411	$2,432,371	$2,429,880

      The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2004. Balances exclude loans to individuals and residential mortgages totaling $881.9 million. These types of loans are typically paid in monthly installments over a number of years.
     Loan Maturity Distribution

	At December 31, 2004

	Within	One to	After Five
	One Year	Five Years	Years	Total

	(Dollars in thousands)
Commercial and commercial real estate *	$502,468	$669,127	$217,044	$1,388,639
Real estate construction	29,724	0	0	29,724

Total	$532,192	$669,127	$217,044	$1,418,363

Loans with fixed interest rates	$91,602	$321,000	$217,044	$629,646
Loans with floating or adjustable interest rates	440,590	348,127	0	788,717

Total	$532,192	$669,127	$217,044	$1,418,363

*	Includes demand loans
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

Classified Loans and Other Real Estate Owned
      The following summarizes the Company’s classified loans for the periods indicated:

Classified Loans and OREO

	At December 31,

	2004	2003

	(Dollars in thousands)
Classified loans	$19,225	$23,316
Other real estate owned	0	90

Total	$19,225	$23,406

      Classified loans at December 31, 2004 declined $4.1 million or 17.5% to $19.2 million from December 31, 2003, mainly due to upgrades, payoffs, principal reductions and chargeoffs, partially reduced by new downgrades and new loans. Other real estate owned decreased $90 thousand from the prior year to none, due to sales of two small properties.

Nonperforming Loans
      Nonperforming credits include nonaccrual loans and loans 90 or more days past due and still accruing. Loans are placed on nonaccrual status upon becoming delinquent 90 days or more, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonaccrual credits. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.
      The following table summarizes the nonperforming assets of the Company for the periods indicated:
     Nonperforming Loans and OREO

	At December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Performing nonaccrual loans	$4,072	$1,658	$3,464	$3,055	$3,499
Nonperforming nonaccrual loans	2,970	5,759	5,717	5,058	4,525

Nonaccrual loans	7,042	7,417	9,181	8,113	8,024

Loans 90 or more days past due and still accruing	10	199	738	550	650
Other real estate owned	0	90	381	523	2,065

Total Nonperforming loans and OREO	$7,052	$7,706	$10,300	$9,186	$10,739

Allowance for loan losses as a percentage of nonaccrual loans and loans 90 or more days past due and still accruing	768%	708%	547%	601%	603%
Allowance for loan losses as a percentage of total nonperforming loans and OREO	768%	700%	526%	567%	487%

      Performing nonaccrual loans at December 31, 2004 were $2.4 million higher than the previous year, due to new loans placed on performing nonaccrual, partially offset by payoffs, chargeoffs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual. Nonperforming nonaccrual loans at December 31, 2004 decreased $2.8 million from the same period a year ago, attributable to loans being returned to accrual status, transfers to repossessed collateral or being charged off or paid off, partially offset by loans being added to nonperforming nonaccrual. There was no OREO at December 31, 2004 as a result of sales of two small properties.
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
      The Company had no restructured loans as of December 31, 2004, 2003 and 2002.

      The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding during the period was $462 thousand in 2004, $527 thousand in 2003 and $629 thousand in 2002. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2004, 2003 and 2002 was $439 thousand, $592 thousand and $489 thousand, respectively. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2004, totaled approximately $135 thousand, compared with $330 thousand in 2003 and $281 thousand in 2002. Management believes the overall credit quality of the loan portfolio continues to be strong; however, total nonperforming assets could fluctuate from year to year. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain nonperforming loans and OREO at their current levels; however, no assurance can be given that additional increases in nonaccrual loans will not occur in future periods.
     Loan Loss Experience
      The Company’s allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical loan loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions; the quality of lending management and staff; credit quality trends; concentrations of credit; and changing underwriting standards due to external competitive factors. Management considers the $54.2 million allowance for loan losses, which is equivalent to 2.35% of total loans at December 31, 2004, to be adequate as a reserve against losses as of December 31, 2004.
      During 2003, Management refined its allowance methodology for commercial real estate loans, agricultural loans and certain municipal loans. This refinement had the effect of increasing the allowance allocation for commercial loans with a corresponding decrease in the unallocated allowance as of December 31, 2003.

      The following table summarizes the loan loss experience of the Company for the periods indicated:
     Loan Loss Allowance, Chargeoffs & Recoveries

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands)
Total loans outstanding	$2,300,230	$2,323,330	$2,494,638	$2,484,457	$2,482,159
Average loans outstanding during the period	2,258,482	2,354,270	2,465,876	2,465,616	$2,369,065
Analysis of the Allowance
Balance, beginning of period	$53,910	$54,227	$52,086	$52,279	$51,574
Additions to the allowance charged to operating expense	2,700	3,300	3,600	3,600	3,675
Allowance acquired through merger	0	0	2,050	0	1,036
Loans charged off:
Commercial and commercial real estate	(2,154)	(2,455)	(1,885)	(2,475)	(4,148)
Real estate construction	0	0	0	(10)	0
Real estate residential	0	(26)	0	0	(16)
Consumer	(3,439)	(4,352)	(4,340)	(4,968)	(3,818)

Total chargeoffs	(5,593)	(6,833)	(6,225)	(7,453)	(7,982)

Recoveries of loans previously charged off:
Commercial and commercial real estate	1,623	1,234	950	1,577	2,333
Real estate construction	0	0	0	0	0
Real estate residential	0	0	0	243	0
Consumer	1,512	1,982	1,766	1,840	1,643

Total recoveries	3,135	3,216	2,716	3,660	3,976

Net loan losses	(2,458)	(3,617)	(3,509)	(3,793)	(4,006)

Balance, end of period	$54,152	$53,910	$54,227	$52,086	$52,279

Net loan losses to average loans	0.11%	0.15%	0.14%	0.15%	0.17%
Allowance for loan losses as a percentage of loans outstanding	2.35%	2.32%	2.17%	2.10%	2.11%

     Allocation of the Allowance for Loan Losses
      The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:
     Allocation of the Allowance for Loan Losses

	At December 31,

	2004		2003		2002		2001		2000

	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as
	of the	Percent	of the	Percent	of the	Percent	of the	Percent	of the	Percent
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

	(Dollars in thousands)
Commercial	$29,857	60%	$31,875	61%	$23,692	64%	$21,206	63%	$21,632	63%
Real estate construction	1,441	1%	1,827	2%	2,370	2%	4,860	3%	4,344	3%
Real estate residential	917	16%	870	15%	893	13%	417	14%	427	14%
Consumer	5,140	22%	6,423	22%	7,862	21%	4,986	20%	5,648	20%
Unallocated portion	16,797	—	12,915	—	19,410	—	20,617	—	20,228	—

Total	$54,152	100%	$53,910	100%	$54,227	100%	$52,086	100%	$52,279	100%

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
      The following summarizes the Company’s impaired loans for the periods indicated:
     Impaired Loans

	Year Ended
	December 31,

	2004	2003

	(Dollars in thousands)
Total impaired loans	$0	$1,664

Specific reserves	$0	$623

      The average balance of the Company’s impaired loans for the year ended December 31, 2004 was $731 thousand compared to $1.8 million in 2003. Portions of the Company’s allowance for loan losses were allocated to each of these impaired loans. In general, the Company does not recognize any interest income on troubled debt restructuring or loans that are classified as nonaccrual. For other impaired loans, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible.
Asset and Liability Management
      The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.
      In adjusting the Company’s asset/liability position, Management attempts to manage interest rate risk while enhancing net interest margin and net interest income. At times, depending on expected increases or decreases in general interest rates, the relationship between long and short term interest rates, market conditions and competitive factors, Management may adjust the Company’s interest rate risk position in order to manage its net interest margin and net interest income. The Company’s results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates.
      The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income (“NII”) that result from forecast changes in interest rates. This analysis calculated the difference between a NII forecast over a 12-month period using a stable interest rate scenario and a NII forecast using a rising or falling interest rate scenario with the Federal Funds rate serving as a “primary indicator.” Based on economic conditions, interest rate levels, anticipated monetary policy and Management judgment, at December 31, 2004, simulations were conducted with the Federal Funds rate rising by 200 basis points or declining by 100 basis points over the 12-month forecast interval triggering a response in the other rates. Similarly, at December 31, 2003, simulations were conducted with the Federal Funds rate rising by 200 basis points or declining by 50 basis points over the 12-month forecast interval triggering a response in the other rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk.
      The following tables summarize the simulated change in NII (FTE), based on the 12-month period ending December 31, 2005 and 2004:
     Simulated Changes to Net Interest Income

		Estimated Increase
		(Decrease) in NII

2005	Estimated
Changes in Interest Rates (Basis Points)	NII Amount	Amount	Percent

	(Dollars in millions)
+200	$215.5	$(7.5)	-3.5%
—	223.0	—	—
-100	223.5	0.5	0.2%

		Estimated Increase
		(Decrease) in NII

2004	Estimated
Changes in Interest Rates (Basis Points)	NII Amount	Amount	Percent

	(Dollars in millions)
+200	$215.8	$(3.9)	-1.8%
—	219.7	—	—
-50	219.9	0.2	0.1%
      Management reviewed its interest rate risk position, taking into account the acquisition of Redwood Empire Bancorp. In Management’s judgment, the Company’s interest rate risk exposure would be reduced through the sale of investment securities available for sale, with the proceeds from sale applied to reduce short-term borrowed funds. During the first quarter 2005, the Company sold $170.0 million of investment securities available for sale with a duration of 3.2 years and book yield of 3.29% at a realized loss of $4.9 million, net of tax.
      The following table summarizes the interest rate sensitivity gaps inherent in the Company’s asset and liability portfolios at December 31, 2004:

Interest Rate Sensitivity Analysis

	Repricing within (days)
					Non-
	0-90	91-180	181-365	Over 365	Repricing	Total

	(Dollars in thousands)
Assets
Investment securities	$49,066	$49,942	$89,846	$2,003,688	—	$2,192,542
Loans	$593,809	$109,935	$208,037	$1,388,449	—	2,300,230
Other assets	—	—	—	—	244,496	244,496

Total assets	$642,875	$159,877	$297,883	$3,392,137	$244,496	$4,737,268

Liabilities
Noninterest bearing	$—	—	—	$—	$1,273,825	$1,273,825
Interest-bearing:
Transaction	591,593	0	0	0	—	591,593
Money market savings	764,373	0	0	0	—	764,373
Passbook savings	327,608	0	0	0	—	327,608
Time	403,271	89,524	70,687	62,738	—	626,220
Short-term borrowings
Federal funds purchased	568,275	0	0	0	—	568,275
Other	167,148	0	0	0	—	167,148
Debt financing and notes payable	3,214	0	0	18,215	—	21,429
Other liabilities	—	—	—	—	38,188	38,188
Shareholders’ equity	—	—	—	—	358,609	358,609

Total liabilities and shareholders’ equity	$2,825,482	$89,524	$70,687	$80,953	$1,670,622	$4,737,268

Net (liabilities) assets subject to repricing	(2,182,607)	70,353	227,196	3,311,184	(1,426,126)

Cumulative net (liabilities) assets subject to repricing	(2,182,607)	(2,112,254)	(1,885,058)	1,426,126	0

      The repricing terms of the table above do not represent contractual principal maturities, but rather principal cash flows and balances available for repricing. The interest rate sensitivity report shown above categorizes interest-bearing transaction deposits, savings deposits and other short-term borrowings as repricing within 90 days. However, it is the experience of Management that the historical interest rate volatility of these funding sources can be similar to liabilities with longer repricing dates, depending on market conditions. Moreover, the degree to which these deposits respond to changes in money market rates usually is less than the response of interest-rate sensitivity loans. These factors cause Management to believe the cumulative net liability position shown above to indicate a much greater degree of liability sensitivity than reasonably exists based on the additional analysis previously discussed.
Liquidity
      The Company’s principal source of asset liquidity is investment securities available for sale and principal payments from consumer loans. At December 31, 2004, investment securities available for sale totaled

$932 million. At December 31, 2004, residential real estate loans and indirect auto loans totaled $796 million, which were experiencing stable monthly principal payments of approximately $20 million. In addition, at December 31, 2004, the Company had customary lines for overnight borrowings from other financial institutions in excess of $500 million and a $35 million line of credit, under which no amount was outstanding at December 31, 2004. As a member of the Federal Reserve System, the Company also has the ability to borrow from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1 with a stable outlook. Management expects the Company can access short-term debt financing if desired. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company can access additional long-term debt financing if desired.
      The Company generates significant liquidity from its operating activities. The Company’s profitability during 2004, 2003 and 2002 contributed to substantial operating cash flows of $113.5 million, $115.4 million and $90.6 million, respectively. The operating cash flow in 2004 was more than sufficient to pay $35.1 million in shareholder dividends, retire $55.4 million of the Company’s common stock, and accumulate approximately $39 million in cash and cash equivalents which were used to satisfy the cash consideration for the Company’s acquisition of Redwood Empire Bancorp. In 2003, operating activities provided a substantial portion of cash for $32.9 million in shareholder dividends and $70.8 million of stock repurchase. Similarly, in 2002, the operating activities provided a substantial portion of cash for $30.3 million in shareholder dividends and $64.0 million for the Company’s stock repurchase programs.
      During 2004, financing activities included a $119.6 million increase in deposits and a $144.8 million increase in short-term borrowings, offset in part by a $107.2 million payment of FHLB advances and prepayment fees. In 2003, other financing activities included the net result of a $169.9 million increase in deposits and a $240.9 million increase in short-term borrowings, reduced by a $67.2 million payment of FHLB advances including a loss on extinguishment of debt. During 2002, other financing activities included a $88.1 million increase in short-term borrowings and $130.0 million from FHLB advances, reduced by a $24.1 million decrease in deposits.
      The Company had net cash outflows in its investing activities in all three fiscal years. In 2004, purchases, net of sales and maturities, of investment securities were $270.3 million, which was generally financed by a $119.6 million increase in deposits and a $144.8 million increase in short-term borrowings. In 2003, purchases, net of maturities, of investment securities were $560.4 million, which was in part offset by net repayments of loans of $164.5 million. The investment securities portfolio increase was generally financed by a $169.9 million increase in deposits, and a $240.9 million increase in short-term borrowings. During 2002 purchases net of sales and maturities of investment securities of $201.6 million were reduced by net repayments of loans of $45.3 million and $5.4 million cash obtained in the KSB acquisition, resulting in net cash used of $152.1 million.
      In the first quarter of 2005, the Company used approximately $57 million in cash as a partial payment for the acquisition of Redwood Empire Bancorp, which use had been largely facilitated in 2004 by adjusting the allocation of operating cash flow from repurchases and retirement of common stock. The Company anticipates maintaining its cash levels through the end of 2005 mainly due to increased profitability and retained earnings. It is anticipated that loan demand will increase moderately, although such demand will be dictated by economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand through the end of 2005, resulting in an increase in the investment securities portfolio, a reduction of time deposits and borrowed funds, or a combination of both. However, due to concerns regarding consumer confidence, possible terrorist attacks, the war in Iraq, and uncertainty in the general economic environment, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue in 2005.
      The Parent Company’s primary source of liquidity is dividends from Westamerica Bank (the “Bank”). Dividends from the Bank are subject to certain regulatory limitations. During 2004, 2003 and 2002, the Bank declared dividends to the Company of $95, $88 and $84 million, respectively. See Note 15 to the consolidated financial statements.

      The following table sets forth the known contractual obligations of the Company at December 31, 2004:

Contractual Obligations

	At December 31, 2004

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

	(Dollars in thousands)
Long-Term Debt Obligations	$3,214	$3,215	$0	$15,000	$21,429
Operating Lease Obligations	4,590	7,020	3,772	6,075	21,457
Purchase Obligations	5,562	11,124	0	0	16,686

Total	$13,366	$21,359	$3,772	$21,075	$59,572

      Long-Term Debt Obligations and Operating Lease Obligations are discussed in the consolidated financial statements at Notes 6 and 11, respectively. The Purchase Obligation consists of the Company’s minimum liability under a contract with a third-party automated services provider.
Capital Resources
      The current and projected capital position of the Company, and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company’s capital position represents the level of capital available to support continued operations and expansion.
      The Company repurchases its Common Stock in the open market with the intention of supporting shareholder returns and mitigating the dilutive impact of issuing new shares for employee stock awards, and option plans. In addition to these systematic repurchases, other programs have been implemented to optimize the Company’s use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased 1.1 million shares in 2004, 1.6 million shares in 2003 and 1.6 million shares in 2002. As in 2004, the Company retains the flexibility to reduce share repurchase activity to conserve cash for strategic acquisitions or other purposes. At December 31, 2004, the Company had accumulated $39 million in cash and cash equivalents toward Redwood Empire Bancorp cash merger consideration of approximately $57 million.
      In the first quarter of 2005, the Company issued approximately 1.6 million new shares in connection with the Redwood Empire Bancorp acquisition. It is the Company’s intention to continue its repurchase programs from time to time subsequent to the acquisition, subject to market conditions.
      The Company’s primary capital resource is shareholders’ equity, which increased $18.2 million or 5.4% from the previous year, the net result of $95.2 million in profits earned during the year and a $16.3 million in issuance of stock in connection with exercises of employee stock options substantially reduced by a $3.6 million decline in unrealized gains on securities available-for-sale, $35.1 million in dividends paid and $55.4 million in stock repurchases.
      The ratio of total risk-based capital to risk-adjusted assets rose from 11.39% at the end of 2003 to 12.46% at the end of 2004, due to the combination of higher common stock and retained earnings and growth in lower risk-adjusted assets. Similarly, tier I risk-based capital to risk-adjusted assets also increased to 11.09% at December 31, 2004 from 10.13% a year ago.
     Capital to Risk-Adjusted Assets

	At December 31,

			Minimum
			Regulatory
	2004	2003	Requirement

Tier I Capital	11.09%	10.13%	4.00%
Total Capital	12.46%	11.39%	8.00%
Leverage ratio	7.06%	6.85%	4.00%

      Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company’s future needs. All ratios are in excess of the regulatory definition of “well capitalized,” which the Company intends to meet.
      The Company’s acquisition of Redwood Empire Bancorp on March 1, 2005 will result in the addition of approximately $91 million of additional common equity and the assumption of $20 million subordinated debt which qualifies as regulatory capital. However, the transaction will also cause the creation of goodwill and other intangible assets of approximately $128 million, so that the effect will be to reduce Tier 1 and Total Capital. The Company’s Tier 1 Capital and Total Capital Ratios will each decrease accordingly. However, as of March 31, 2005, the Company anticipates it will still be considered “well-Capitalized”.
Financial Ratios
      The following table shows key financial ratios for the periods indicated:

	At December 31,

	2004	2003	2002

Return on average total assets	2.10%	2.19%	2.17%
Return on average shareholders’ equity	28.83%	29.38%	28.70%
Average shareholders’ equity as a percentage of:
Average total assets	7.28%	7.47%	7.55%
Average total loans	14.63%	13.74%	12.31%
Average total deposits	9.27%	9.43%	9.28%
Dividend payout ratio (diluted EPS)	38%	35%	35%

Deposit categories
      The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.
      The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	Years Ended December 31,

	2004			2003			2002

		Percentage			Percentage			Percentage
	Average	of Total		Average	of Total		Average	of Total
	Balance	Deposits	Rate*	Balance	Deposits	Rate*	Balance	Deposits	Rate*

	(Dollars in thousands)
Noninterest bearing demand	$1,281,349	35.9%	—%	$1,173,853	34.2%	—%	$1,075,845	32.9%	—%
Interest bearing:
Transaction	577,296	16.2%	0.11%	563,022	16.4%	0.13%	534,190	16.3%	0.29%
Savings	1,085,051	30.4%	0.36%	1,015,699	29.6%	0.60%	958,421	29.3%	1.09%
Time less than $100 thousand	271,212	7.6%	1.49%	307,054	9.0%	1.68%	334,601	10.2%	2.48%
Time $100 thousand or more	350,400	9.8%	1.27%	370,549	10.8%	1.35%	368,456	11.3%	2.28%

Total	$3,565,308	100.0%	0.57%	$3,430,177	100.0%	0.75%	$3,271,513	100.0%	1.30%

*	Rate is computed based on interest-bearing deposits
      During 2004, total average deposits increased by $135.1 million or 3.9% from 2003 due to an inflow of $107.5 million of noninterest bearing deposits, a $14.3 million increase in interest bearing demand deposits and a $69.4 million increase in savings deposits, partially offset by declines in consumer CDs (down $35.8 million) and public and jumbo CDs (down $20.1 million).

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
      The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Deposit Over $100,000 Maturity Distribution

December 31,
2004

(In thousands)
Three months or less	$287,582
Over three through six months	34,410
Over six through twelve months	28,828
Over twelve months	14,479

Total	$365,299

Short-term Borrowings
      The following table sets forth the short-term borrowings of the Company for the periods indicated:

Short-Term Borrowings Distribution

	At December 31,

	2004	2003	2002

	(In thousands)
Federal funds purchased	$568,275	$438,500	$146,425
Other borrowed funds:
Retail repurchase agreements	167,148	152,146	203,311

Total short term borrowings	$735,423	$590,646	$349,736

      Further detail of other borrowed funds is as follows:

Other Borrowed Funds Balances and Rates Paid

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Outstanding amount:
Average for the year	$195,118	$156,137	$184,942
Maximum during the year	400,372	199,276	239,130
Interest rates:
Average for the year	0.45%	0.58%	1.34%
Average at period end	0.27%	0.43%	0.77%

Noninterest Income

Components of Noninterest Income

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Service charges on deposit accounts	$28,621	$26,381	$24,447
Merchant credit card fees	3,509	3,619	3,730
ATM fees & interchange	2,487	2,378	2,396
Debit card fees	2,541	2,125	1,879
Trust fees	1,027	995	1,020
Financial services commissions	1,250	893	1,315
Mortgage banking income	386	851	985
Official check sales fees	631	505	637
Gains on sale of foreclosed property	231	122	108
Investment securities gains (losses)	2,169	2,443	(18)
Investment securities impairment	(7,180)	0	(4,260)
Loss on extinguishment of debt	(2,204)	(2,166)	0
Other noninterest income	5,115	4,770	4,312

Total	$38,583	$42,916	$36,551

      Noninterest income for 2004 was $4.3 million or 10.1% lower than 2003 mainly due to the $7.2 million writedown of FNMA and FHLMC preferred stock and loss on extinguishment of debt to repay the remaining $105 million in FHLB advances, partially mitigated by $2.2 million in gain on sale of securities and growth in deposit fee income. Higher deposit service charge income was attributable to higher service fees on transaction accounts and repricing of checking account fees (effective in February 2004), partially reduced by lower income from account analysis deficit fees and a reduction in fees collected on deposited items returned. Debit card fees rose $416 thousand due to increased usage. A $357 thousand increase in financial services commission income was largely due to higher sales of fixed and variable annuities and mutual funds. Other noninterest income was higher by $345 thousand mostly due to increases in wire service fee income (up $270 thousand), official check charges (up $126 thousand), gains on sale of OREO (up $109 thousand), and ATM related fees (up $109 thousand), partially offset by income unique to 2003 such as a $118 thousand gain on sale of the former branch building and $115 thousand gain realized from an insurance company demutualization. Mortgage banking service fee income declined $465 thousand due to reduced mortgage loan activity, lower investor loan fees and net losses on sale of those loans. Merchant credit card income fell $110 thousand mostly due to higher interchange costs.
      Noninterest income increased $6.4 million or 17.4% in 2003 compared to 2002, principally due to higher service charges on deposit accounts and because the 2002 total was reduced by a securities impairment charge of $4.3 million. In 2003, $2.4 million in gains on securities sales were recorded, offsetting a $2.2 million loss on extinguishment of debt to reduce FHLB advances by $65 million. A $1.9 million increase in service charges resulted from a $2.6 million increase from service fees on transaction accounts which were introduced in January of 2003, partially offset by a $435 thousand decline in account analysis income and a $130 thousand decrease in checking account activity charges. Debit card income grew $246 thousand due to increased usage partially offset by lower debit card processing rates mandated in August. Other noninterest income rose $476 thousand primarily due to $288 thousand in gains on asset sales and a $97 thousand increase in limited partnership distribution, partially reduced by a $90 thousand decrease in interest recoveries on charged-off loans. Decreases in noninterest income included a $422 thousand decline in financial services income due to lower sales of investment products, a $111 thousand decrease in merchant credit card service income due to lower volumes and higher interchange costs, a $134 thousand decrease in mortgage banking service fees due to lower investor loan fees and a $132 thousand decrease in official check income due to lower earnings on outstanding checks.
Noninterest Expense

Components of Noninterest Expense

	Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Salaries and wages	$36,278	$36,631	$37,877
Incentive compensation	4,905	5,438	6,068
Other personnel benefits	11,324	11,905	11,415
Occupancy	11,935	12,152	11,971
Data processing	6,057	6,121	6,078
Equipment	4,794	5,364	5,873
Courier service	3,605	3,695	3,642
Telephone	2,112	1,898	1,700
Professional fees	1,869	1,886	1,770
Postage	1,407	1,624	1,601
Loan expenses	1,077	1,322	1,324
Stationery and supplies	1,280	1,301	1,451
Merchant credit card processing	1,104	1,183	1,412
Advertising and public relations	1,037	1,066	1,190
Operational losses	964	936	916
Amortization of deposit intangibles	543	743	1,003
Amortization of goodwill	—	—	—
Other	8,460	8,438	8,032

Total	$98,751	$101,703	$103,323

Noninterest expense to revenues (“efficiency ratio”)(FTE)	38.5%	39.1%	41.0%
Average full-time equivalent staff	984	1,026	1,072
Total average assets per full-time staff	$4,610	$4,223	$3,752

      Noninterest expense decreased by $2.9 million in 2004 compared to 2003, led by a $1.4 million decline in personnel-related costs. Salaries and wages declined $353 thousand largely due to a fewer number of employees, partly offset by merit increases granted to continuing staff. Incentive compensation fell $533 thousand as a result of a $404 thousand reduction in executive bonus costs. Other personnel benefits decreased $581 thousand primarily due to a $600 thousand decline in accruals for restricted performance shares. Equipment expense dropped $570 thousand, with lower depreciation and repair and maintenance costs. Occupancy expense fell $217 thousand mainly due to lower utility costs. Loan expense decreased $245 thousand due to lower loan activity. Postage declined $217 thousand from lower usage and a refund received in connection with changing mail handling vendors. Amortization of intangible assets decreased $200 thousand. Telephone expense rose $214 thousand mostly due to costs associated with the new branch network system.
      Noninterest expense decreased $1.6 million or 1.6% in 2003 compared to 2002. Much of the decrease was due to lower salaries and wages expense, which was down $1.2 million or 3.3%. The cost savings resulted primarily from 4.3% fewer employees, partially offset by merit increases granted to continuing staff. Additionally, 2002 included $366 thousand in severance costs relating to the KSB acquisition. The $630 thousand or 10.4% decline in incentive pay was mainly attributable to lower incentives due to slower loan growth. Equipment expense decreased $509 thousand or 8.7% mostly due to lower depreciation. Amortization of intangibles fell $260 thousand or 26.0% largely due to the expiration of the deposit intangibles from a prior acquisition. Stationery and supplies expense declined $150 thousand or 10.3% as a result of bankwide cost reduction efforts and office consolidation. A $229 thousand or 16.2% decline in merchant credit card expense was realized mostly through contract re-negotiation. Advertising and public relations expense was lower by $124 thousand or 10.4% primarily due to lower spending on overall business development.
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
      The ratio of average assets per full-time equivalent staff was $4.61 million in 2004 compared to $4.22 million and $3.75 million in 2003 and 2002, respectively.
Provision for Income Tax
      The income tax provision (FTE) decreased by $350 thousand or 0.6% in 2004 compared to 2003, primarily as a result of the $3.0 million tax benefit resulting from the impairment charge, partially offset by $1.7 million higher FTE adjustment for increased earnings on tax-advantaged investments and loans. The 2004 provision (FTE) of $59.9 million reflects an effective tax rate of 38.6% compared to a provision of $60.3 million in 2003, representing an effective tax rate of 38.8%. The nominal tax rate declined from 29.2% to 28.1% primarily attributable to income tax credits on low income housing investment and tax-exempt interest.
      The provision for income taxes (FTE) was higher by $2.0 million or 3.5% in 2003 compared to 2002. Income before taxes increased 6.9%, resulting in a decrease in the effective tax rate from 40.0% to 38.8%. Similarly, the nominal tax rate decreased from 32.0% to 29.2%, primarily the result of growth of tax-favored investments and loans.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Westamerica Bancorporation and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on the criteria in Internal Control — Integrated Framework issued by COSO.
      The Company’s independent registered public accounting firm have issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.
Dated March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Westamerica Bancorporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Westamerica Bancorporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
San Francisco, California
March 4, 2005

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	Balances as of December 31,

	2004	2003

	(In thousands)

ASSETS
Cash and cash equivalents (Note 15)	$126,153	$189,628
Money market assets	534	534
Investment securities available for sale (Note 2)	931,710	1,413,911
Investment securities held to maturity; market values of $1,265,986 in 2004 and $542,729 in 2003 (Note 2)	1,260,832	535,377
Loans, net of an allowance for loan losses of:
$54,152 in 2004 and $53,910 in 2003 (Notes 3, 4 and 14)	2,246,078	2,269,420
Other real estate owned	0	90
Premises and equipment, net (Note 5)	35,223	35,748
Interest receivable and other assets (Note 9)	136,738	131,677

Total Assets	$4,737,268	$4,576,385

LIABILITIES
Deposits:
Noninterest bearing	$1,273,825	$1,240,379
Interest bearing:
Transaction	591,593	561,696
Savings	1,091,981	1,058,082
Time (Notes 2 and 6)	626,220	603,834
Total deposits	3,583,619	3,463,991

Short-term borrowed funds (Notes 2 and 6)	735,423	590,646
Federal Home Loan Bank advances (Note 6)	0	105,000
Notes Payable (Note 6)	21,429	24,643
Liability for interest, taxes and other expenses (Note 9)	38,188	51,734

Total Liabilities	4,378,659	4,236,014

Shareholders’ Equity (Notes 7, 8 and 15)
Common Stock (no par value) Authorized — 150,000 shares Issued and outstanding — 31,640 in 2004 and 32,287 in 2003	227,829	218,461
Deferred compensation	2,146	1,824
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net	9,638	13,191
Retained earnings	118,996	106,895

Total Shareholders’ Equity	358,609	340,371

Total Liabilities and Shareholders’ Equity	$4,737,268	$4,576,385

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Interest and Fee Income
Loans	$133,226	$152,758	$174,810
Money market assets and funds sold	1	8	12
Investment securities:
Available for sale
Taxable	33,230	35,385	32,426
Tax-exempt	14,514	15,563	14,960
Held to maturity
Taxable	17,209	5,038	6,810
Tax-exempt	18,157	14,741	8,615

Total Interest and fee Income	216,337	223,493	237,633

Interest Expense
Transaction deposits	612	727	1,533
Savings deposits	3,931	6,091	10,409
Time deposits (Note 6)	8,504	10,167	16,703
Short-term borrowed funds (Note 6)	5,878	3,415	3,524
Federal Home Loan Bank advances	897	5,318	5,225
Debt financing and notes payable (Note 6)	1,284	1,479	1,788

Total Interest Expense	21,106	27,197	39,182

Net Interest Income	195,231	196,296	198,451
Provision for loan losses (Note 3)	2,700	3,300	3,600

Net Interest Income After Provision for Loan Losses	192,531	192,996	194,851

Noninterest Income
Service charges on deposit accounts	28,621	26,381	24,446
Merchant credit card	3,509	3,619	3,730
Financial services commissions	1,250	893	1,315
Mortgage banking	386	851	985
Trust fees	1,027	995	1,020
Securities (impairment) gains, net	(5,011)	2,443	(4,278)
Loss on extinguishment of debt	(2,204)	(2,166)	0
Other	11,005	9,900	9,333

Total Noninterest Income	38,583	42,916	36,551

Noninterest Expense
Salaries and related benefits (Note 13)	52,507	53,974	55,360
Occupancy (Notes 5 and 11)	11,935	12,152	11,971
Furniture and equipment (Notes 5 and 11)	4,794	5,364	5,873
Data processing	6,057	6,121	6,078
Courier Service	3,605	3,695	3,643
Professional fees	1,869	1,886	1,770

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Other real estate owned	(7)	46	143
Other	17,991	18,465	18,485

Total Noninterest Expense	98,751	101,703	103,323

Income Before Income Taxes	132,363	134,209	128,079
Provision for income taxes (Note 9)	37,145	39,146	40,941

Net Income	$95,218	$95,063	$87,138

Comprehensive Income, net:
Change in unrealized gain on securities available for sale, net	(3,553)	(5,961)	7,252

Comprehensive Income	$91,665	$89,102	$94,390

Average Shares Outstanding	31,821	32,849	33,686
Diluted Average Shares Outstanding	32,461	33,369	34,225
Per Share Data (Note 7)
Basic earnings	$2.99	$2.89	$2.59
Diluted earnings	2.93	2.85	2.55
Dividends paid	1.10	1.00	0.90
See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other
		Common	Deferred	Comprehensive	Retained
	Shares	Stock	Compensation	Income (Loss)	Earnings	Total

	(In thousands)
December 31, 2001	34,220	208,033	1,041	11,900	93,385	314,359
Net income for the year 2002					87,138	87,138
Stock issued in connection with purchase of Kerman State Bank	355	14,620				14,620
Stock issued for stock options	366	8,652				8,652
Stock option tax benefits		2,985				2,985
Restricted stock activity	20	557	231			788
Purchase and retirement of stock	(1,550)	(18,921)			(45,112)	(64,033)
Dividends					(30,262)	(30,262)
Unrealized gain on securities available for sale, net				7,252		7,252

December 31, 2002	33,411	215,926	1,272	19,152	105,149	341,499
Net income for the year 2003					95,063	95,063
Stock issued for stock options	425	8,353				8,353
Stock option tax benefits		4,162				4,162
Restricted stock activity	24	407	552			959
Purchase and retirement of stock	(1,573)	(10,387)			(60,382)	(70,769)
Dividends					(32,935)	(32,935)
Unrealized gain on securities available for sale, net				(5,961)		(5,961)

December 31, 2003	32,287	218,461	1,824	13,191	106,895	340,371
Net income for the year 2004					95,218	95,218
Stock issued for stock options	403	12,810				12,810
Stock option tax benefits		3,508				3,508
Restricted stock activity	16	467	322			789
Purchase and retirement of stock	(1,066)	(7,417)			(48,027)	(55,444)
Dividends					(35,090)	(35,090)
Unrealized loss on securities available for sale, net				(3,553)		(3,553)

December 31, 2004	31,640	$227,829	$2,146	$9,638	$118,996	$358,609

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities:
Net income	$95,218	$95,063	$87,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	3,867	3,993	4,507
Amortization of intangibles and other assets	2,296	1,944	1,989
Loan loss provision	2,700	3,300	3,600
Amortization of deferred net loan (cost) fees	(105)	249	420
Decrease (increase) in interest income receivable	1,217	(269)	501
(Increase) decrease in other assets	(1,547)	57,671	(9,815)
(Decrease) increase in income taxes payable	(3,779)	6,550	(833)
Increase (decrease) in interest expense payable	43	(1,027)	(1,724)
Increase (decrease) in other liabilities	7,020	(53,279)	71
Gain on sale of securities	(2,169)	(2,443)	(18)
Gain on other assets	(402)	0	(288)
Loss on extinguishment of debt	2,204	2,166	0
Net loss on sales/write-down of fixed assets	47	142	558
Originations of loans for resale	(3,988)	(9,113)	(12,431)
Net proceeds from sale of loans originated for resale	3,955	10,233	12,605
Net gain on sale of property acquired in satisfaction of debt	(231)	(122)	(108)
Write-downs of other real estate owned	0	307	126
Impairment of investment securities	7,180	0	4,260

Net Cash Provided by Operating Activities	113,526	115,365	90,558

Investing Activities
Net cash obtained in mergers and acquisitions	0	0	5,368
Net repayments of loans	20,778	164,521	45,346
Purchases of money market assets	0	0	0
Purchases of investment securities available for sale	(96,027)	(1,072,090)	(1,618,742)
Purchases of investment securities held to maturity	(890,836)	(371,037)	(272,184)
Purchases of property, plant and equipment	(3,390)	(4,345)	(2,103)
Proceeds from maturity/calls of securities available for sale	348,027	496,011	1,629,286
Proceeds from maturity/calls of securities held to maturity	158,929	233,580	58,993
Proceeds from sale of securities available for sale	209,173	153,128	1,000
Proceeds from sale of property and equipment	0	1,859	548
Proceeds from sale of other real estate owned	321	1,882	391

Net Cash Used In Investing Activities	(253,025)	(396,491)	(152,097)

Financing Activities
Net increase (decrease) in deposits	119,628	169,925	(24,137)
Net increase in short-term borrowings	144,776	240,910	88,100
Repayments to the Federal Home Loan Bank	(107,204)	(67,166)	0
Advances from the Federal Home Loan Bank	0	0	130,000
(Repayments) advances of notes payable	(3,214)	36	(3,214)
Exercise of stock options/issuance of shares	12,572	8,176	8,480
Retirement of common stock including repurchases	(55,444)	(70,769)	(64,033)
Dividends paid	(35,090)	(32,935)	(30,262)

Net Cash Provided By Financing Activities	76,024	248,177	104,934

Net (Decrease) Increase In Cash and Cash Equivalents	(63,475)	(32,949)	43,395
Cash and Cash Equivalents at Beginning of Year	189,628	222,577	179,182

Cash and Cash Equivalents at End of Year	$126,153	$189,628	$222,577

	For the Years Ended December 31,

	2004	2003	2002

	(In thousands)
Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$0	$1,800	$375
Unrealized (loss) gain on securities available for sale, net	(3,553)	(5,961)	7,252
The acquisition of Kerman State Bank involved the following:
Common Stock issued	0	0	14,620
Liabilities assumed	0	0	85,085
Fair value of assets acquired, other than cash and cash equivalents	0	0	(89,170)
Core deposit intangible	0	0	(2,500)
Goodwill	0	0	(2,667)
Net Cash and Cash Equivalents Received	0	0	5,368
Supplemental disclosure of cash flow activity:
Interest paid for the period	21,149	26,547	40,858
Income tax payments for the period	37,432	33,146	40,272
Tax benefit from stock option exercises	3,508	4,162	2,985
See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Business and Accounting Policies
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
      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all the Company’s subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company does not maintain or conduct transactions with any unconsolidated special purpose entities other than low income housing partnerships sponsored by third parties.
      Business Combinations. In a business combination, the results of operations of the acquired entity are included in the consolidated financial statements from the date of acquisition. Assets and liabilities of the entity acquired are recorded at fair value on the date of acquisition and goodwill is recorded as the excess of the purchase price over the fair value of the net assets (including identifiable intangibles such as core deposits) acquired. See “Intangible Assets” below.
      Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are generally 90 days or less from maturity, presenting insignificant risk of changes in value due to interest rate changes.
      Securities. Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties and municipalities, corporations, mortgage-backed securities, and equity securities. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Securities transactions are recorded on a trade date basis. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. Securities not included in trading or held to maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of shareholders’ equity until realized.
      A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on pools of securities with similar attributes to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.
      Purchase premiums and discounts are amortized or accreted over the estimated life of the related investment security as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized in interest income upon disposition of the related security. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of available for sale securities are included in earnings using the specific identification method.
      Loans. Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees (costs). Interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal. Certain consumer loans or auto and credit card receivables are charged to the allowance when they become 120 days past due. Nonrefundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the contractual loan lives. Upon prepayment, unamortized loan fees are immediately recognized in interest income. Other fees, including those collected upon principal prepayments, are included in interest income when received. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an individual loan basis. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. Income recognition on impaired loans conforms to that used on nonaccrual loans.
      Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions; the quality of lending management and staff; credit quality trends; concentrations of credit; and changing underwriting standards due to external competitive factors.
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
      Intangible assets. Intangible assets (which are included in Other Assets) are comprised of goodwill and core deposit intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, Management reviews the asset for impairment. Any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination is not amortized, but is periodically evaluated for impairment in accordance with the appropriate accounting literature.
      The following table summarizes the Company’s goodwill and core deposit intangible assets as of January 1 and December 31 for 2004 and 2003 (dollars in thousands):

	At			At
	January 1,			December 31,
	2004	Additions	Reductions	2004

Goodwill	$22,968	$0	$0	$22,968
Accumulated Amortization	(3,972)	0	0	(3,972)

Net	$18,996	$0	$0	$18,996

Core Deposit Intangibles	$7,783	$0	$0	$7,783
Accumulated Amortization	(4,345)	0	544	(4,889)

Net	$3,438	$0	$544	$2,894

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At			At
	January 1,			December 31,
	2003	Additions	Reductions	2003

Goodwill	$22,968	$0	$0	$22,968
Accumulated Amortization	(3,972)	0	0	(3,972)

Net	$18,996	$0	$0	$18,996

Core Deposit Intangibles	$7,783	$0	$0	$7,783
Accumulated Amortization	(3,603)	0	742	(4,345)

Net	$4,180	$0	$742	$3,438

      At December 31, 2004, the estimated amortization of core deposit intangibles, in thousands of dollars, annually through 2009 is $469 in 2005 and $427 per year thereafter. The weighted average amortization period for core deposit intangibles is 6.8 years.
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

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002

	(In thousands, except per share
	data)
Compensation cost based on fair value method, net of tax effect	$2,105	$2,388	$3,600
Net income:
As reported	$95,218	$95,063	$87,138
Pro forma	93,113	92,675	83,538
Basic earnings per share:
As reported	$2.99	$2.89	$2.59
Pro forma	2.93	2.82	2.48
Diluted earnings per share:
As reported	$2.93	$2.85	$2.55
Pro forma	2.87	2.78	2.44

      SFAS 123 was revised in December, 2004 to require that, effective for periods beginning after June 15, 2005, the Company begin using the fair market value method for valuing and accounting for stock options. As allowed by SFAS 123 (revised), the Company expects to apply the new requirements on a modified retrospective basis, in which prior period financial statements will be adjusted to give effect to the fair-value-based method consistent with the above pro-forma amounts.
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
      The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2004, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government sponsored entities	$562,842	$783	$(6,568)	$557,057
Obligations of States and political subdivisions	234,123	13,622	(14)	247,731
Asset-backed securities	3,256	1	0	3,257
Corporate bonds	47,316	1,342	0	48,658
Other securities	67,541	7,493	(27)	75,007

Total	$915,078	$23,241	$(6,609)	$931,710

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2004, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government sponsored entities	$736,137	$1,593	$(4,627)	$733,103
Obligations of States and political subdivisions	524,695	10,840	(2,652)	532,883
Asset-backed securities	0	0	0	0
Other securities	0	0	0	0

Total	$1,260,832	$12,433	$(7,279)	$1,265,986

      The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2003, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government sponsored entities	$963,922	$4,325	$(6,520)	961,727
Obligations of States and political subdivisions	260,790	17,655	(52)	278,393
Asset-backed securities	12,926	66	(2)	12,990
Corporate bonds	69,703	3,721	0	73,424
Other securities	83,809	6,697	(3,129)	87,377

Total	$1,391,150	$32,464	$(9,703)	$1,413,911

      The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2003, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government sponsored entities	$98,287	$939	$(1,112)	$98,114
Obligations of States and political subdivisions	417,984	10,642	(3,112)	425,514
Asset-backed securities	6,322	18	(23)	6,317
Other securities	12,784	0	0	12,784

Total	$535,377	$11,599	$(4,247)	$542,729

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated market value of securities at December 31, 2004, by contractual maturity, are shown in the following table:

	Securities Available for
	Sale		Securities Held to Maturity

		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(In thousands)
Maturity in years:
1 year or less	$26,142	$26,502	$9,799	$9,885
1 to 5 years	371,098	370,048	271,337	272,239
5 to 10 years	152,119	161,243	74,395	77,508
Over 10 years	44,242	46,942	396,220	399,992

Subtotal	593,601	604,735	751,751	759,624
Mortgage-backed	253,936	251,968	509,081	506,362
Other securities	67,541	75,007	0	0

Total	$915,078	$931,710	$1,260,832	$1,265,986

      Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2004 and 2003, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.
      An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2004, follows:

	Less than 12 Months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Securities of U.S. Government sponsored entities	$418,488	$(5,413)	$20,058	$(1,155)	$438,546	$(6,568)
Obligations of States and political subdivisions	703	(2)	2,015	(12)	2,718	(14)
Asset-backed securities	0	0	0	0	0	0
Corporate bonds	0	0	0	0	0	0
Other securities	1,974	(27)	0	0	1,974	(27)

Subtotal, debt securities	421,165	(5,442)	22,073	(1,167)	443,238	(6,609)
Common stock	0	0	0	0	0	0

Total	$421,165	$(5,442)	$22,073	$(1,167)	$443,238	$(6,609)

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2004, follows:

	Less than 12 Months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Securities of U.S. Government sponsored entities	$449,345	$(4,010)	$23,018	$(617)	$472,363	$(4,627)
Obligations of States and political subdivisions	67,763	(548)	101,554	(2,104)	169,317	(2,652)
Asset-backed securities	0	0	0	0	0	0
Corporate bonds	0	0	0	0	0	0
Other securities	0	0	0	0	0	0

Subtotal, debt securities	517,108	(4,558)	124,572	(2,721)	641,680	(7,279)
Common stock	0	0	0	0	0	0

Total	$517,108	$(4,558)	$124,572	$(2,721)	$641,680	$(7,279)

      Substantially all of the securities set forth in the table above are investment-grade debt securities which have experienced a decline in fair value due to changes in market interest rates, not in estimated cash flows. Since the Company has the intent and ability to retain its investment in these securities for a period of time to allow for any anticipated recovery in market value, no other than temporary impairment was recorded on these securities at December 31, 2004.
      In the fourth quarter of 2004, the Company recognized a $7.2 million securities impairment writedown to market value of certain issues of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock held in the available for sale investment portfolio. The writedown was recorded as a reduction in noninterest income. The after-tax effect was $4.2 million, net of tax benefits of $3.0 million. At December 31, 2004, the Company held FNMA and FHLMC preferred stock with an adjusted book value of $63.9 million and a tax-equivalent dividend yield of 7.65%.
      As of December 31, 2004, $814.8 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $722.4 million in 2003. The Bank is a member of the Federal Reserve Bank and holds Federal Reserve Bank stock stated at cost of $6.3 million for both December 31, 2004 and 2003. In 2003, the Bank was a member of the Federal Home Loan Bank (“FHLB”) and held stock carried at cost of $6.3 million at December 31, 2003. The same stock was sold in 2004 and the Bank is no longer a member of the FHLB.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Loans and Allowance for Loan Losses
      Loans at December 31 consisted of the following:

	2004	2003

	(In thousands)
Commercial	$647,462	$619,317
Real estate-commercial	741,177	810,328
Real estate-construction	29,724	38,019
Real estate-residential	375,532	347,794

Total real estate loans	1,146,433	1,196,141
Installment and personal	506,338	507,911
Unearned income	(3)	(39)

Gross loans	2,300,230	2,323,330
Allowance for loan losses	(54,152)	(53,910)

Net loans	$2,246,078	$2,269,420

      There were no loans originated for resale at December 31, 2004 and 2003.
      The following summarizes the allowance for loan losses of the Company for the periods indicated:

	2004	2003	2002

	(In thousands)
Balance at January 1,	$53,910	$54,227	$52,086
Provision for loan losses	2,700	3,300	3,600
Loans charged off	(5,593)	(6,833)	(6,225)
Recoveries of loans previously charged off	3,135	3,216	2,716
Acquisition	—	—	2,050

Balance at December 31,	$54,152	$53,910	$54,227

      At December 31, 2004, there were no specific impaired loans, compared with $1.7 million in 2003. Total reserves allocated to these loans were none for 2004 and $623 thousand in 2003. For the year ended December 31, 2004, the average recorded net investment in impaired loans was approximately $731 thousand compared to $1.8 million and $1.3 million, for the years ended December 31, 2003 and 2002, respectively. In general, the Company does not recognize any interest income on troubled debt restructuring or on loans that are classified as nonaccrual. The Company had no troubled debt restructurings at December 31, 2004. For other impaired loans, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible.
      Nonaccrual loans at December 31, 2004 and 2003 were $7.0 million and $7.4 million, respectively. The following is a summary of the effect of nonaccrual loans on interest income for the years ended December 31:

	2004	2003	2002

	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$462	$527	$629
Less: Interest income recognized on nonaccrual loans	(439)	(592)	(489)

Total effect on interest income	$23	$(65)	$140

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There were no commitments to lend additional funds to borrowers whose loans are included above.

Note 4:	Concentration of Credit Risk
      The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $30.6 million and $40.7 million at December 31, 2004 and 2003, respectively. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75% on commercial real estate loans and no greater than 80% percent on residential real estate loans unless covered by mortgage insurance.

Note 5:	Premises and Equipment
      Premises and equipment as of December 31 consisted of the following:

		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value

	(In thousands)
2004
Land	$8,834	$—	$8,834
Buildings and improvements	33,875	(15,340)	18,535
Leasehold improvements	4,565	(2,840)	1,725
Furniture and equipment	11,715	(5,586)	6,129

Total	$58,989	$(23,766)	$35,223

2003
Land	$8,834	$—	$8,834
Buildings and improvements	32,634	(13,566)	19,068
Leasehold improvements	5,256	(3,280)	1,976
Furniture and equipment	10,432	(4,562)	5,870

Total	$57,156	$(21,408)	$35,748

      Depreciation and amortization included in noninterest expense amounted to $3.9 million in 2004, $4.0 million in 2003, and $4.5 million in 2002.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6:	Deposits and Borrowed Funds
      Notes payable, including the unsecured obligations of the Company, as of December 31, 2004 and 2003, were as follows:

	2004	2003

	(In thousands)
Senior note, issued by Westamerica Bancorporation, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity	$15,000	$15,000
Senior notes, issued by Westamerica Bancorporation, originated in February 1996 and maturing February 1, 2006. Interest of 7.11% per annum is payable semiannually on February 1 and August 1, with annual principal payments commencing February 1, 2000 and the remaining principal amount due at maturity	6,429	9,643

Total notes payable	$21,429	$24,643

      The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is in compliance with all of the covenants in the senior notes indenture as of December 31, 2004.
      Short-term borrowed funds include federal funds purchased, business customers’ sweep accounts, outstanding amounts under lines of credit, and securities sold with repurchase agreements which are held in the custody of independent securities brokers. The Company’s line of credit increased to $35 million in 2004 from $10 million a year ago. Compensating balance arrangements for such line are not significant to the operations of the Company. FHLB advances ranged in maturity from 0.8 years to 1.7 years at December 31, 2003. Interest paid on time deposits in excess of $100 thousand was $4.5 million in 2004 and $5.0 million in 2003. The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	2004			2003

			Weighted			Weighted
	Balance at	Average	Average	Balance at	Average	Average
	December 31,	Balance	Rate	December 31,	Balance	Rate

	(In thousands)			(In thousands)
Federal funds purchased	$568,275	$360,771	1.38%	$438,500	$222,225	1.13%
Sweep accounts	163,439	152,299	0.31	149,479	150,311	0.56
Securities sold under repurchase agreements	3,709	42,820	0.95	2,667	3,264	0.87
Line of credit	0	526	2.72	0	2,561	1.88
FHLB advances	0	24,153	3.65	105,000	142,272	3.69
Time deposits
Over $100 thousand	365,299	350,400	1.27	315,253	370,549	1.35

Note 7:	Shareholders’ Equity
      In 1995, the Company adopted the 1995 Stock Option Plan. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of the plan, on January 1 of each year beginning in 1995, 2% of the Company’s issued and outstanding shares of common stock will be reserved for granting. At December 31, 2004, 2003, and 2002,

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately 1.7 million, 1.6 million and 1.5 million shares, respectively, were available for issuance. Options are granted with an exercise price equal to fair market value of the related common stock and are generally exercisable in equal installments over a three-year period with the first installment exercisable one year after the date of the grant. Each incentive stock option has a maximum ten-year term while non-qualified stock options may have a longer term. A Restricted Performance Share (“RPS”) grant becomes vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.
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
      Stock Options. A summary of the status of the Company’s stock options as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates, follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of shares	Price	of shares	Price	of shares	Price

Outstanding at beginning of year	2,972,517	$33	2,812,127	$30	2,670,544	$27
Granted	539,780	50	577,880	41	615,420	39
Acquisitions converted	—	—	—	—	15,562	27
Exercised	(398,877)	32	(417,112)	20	(362,202)	23
Forfeited	(55,890)	42	(378)	56	(127,197)	33

Outstanding at end of year	3,057,530	$36	2,972,517	$33	2,812,127	$30

Options exercisable at end of year	1,998,611	$32	1,900,330	$30	1,787,843	$27

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about options outstanding at December 31, 2004 and 2003:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable at	Exercise
Price	at 12/31/2004	Life (yrs)	Price	12/31/2004	Price

2004
$10 – 15	11,237	3.3	$13	11,237	$13
15 – 19	79,650	1.1	15	79,650	15
19 – 20	132,150	2.1	19	132,150	19
20 – 24	429,196	5.1	24	429,196	24
32 – 33	257,760	3.1	33	257,760	33
33 – 35	336,120	4.1	35	336,120	35
35 – 40	763,939	6.6	39	591,960	39
40 – 45	780,988	8.4	44	160,538	41
45 – 50	266,490	9.1	50	0	0

$10 – 55	3,057,530	6.1	$36	1,998,611	$32

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable at	Exercise
Price	at 12/31/2003	Life (yrs)	Price	12/31/2003	Price

2003
$10 – 15	35,638	2.0	$11	35,638	$11
15 – 19	126,887	2.0	15	126,887	15
19 – 20	154,030	2.9	19	154,030	19
20 – 24	442,576	6.0	24	442,579	24
32 – 33	333,270	4.1	33	333,270	33
33 – 35	385,530	5.1	35	385,530	35
35 – 40	916,206	7.6	39	421,896	39
40 – 55	578,380	9.0	41	500	48

$10 – 55	2,972,517	6.4	$33	1,900,330	$30

      Restricted Performance Shares. A summary of the status of the Company’s RPSs as of December 31, 2004, 2003, and 2002, and changes during the years ended on those dates, follows:

	2004	2003	2002

Outstanding at beginning of year	53,900	57,550	61,470
Granted	19,610	20,720	19,520
Exercised	(15,760)	(24,370)	(19,908)
Forfeited	0	0	(3,532)

Outstanding at end of year	57,750	53,900	57,550

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, 2003, and 2002, the RPSs had a weighted-average contractual life of 1.3, 1.3, and 1.1 years, respectively. The compensation cost that was charged against income for the Company’s RPSs granted was $1.2 million, $1.8 million, and $1.8 million for 2004, 2003, and 2002, respectively. There were no stock appreciation rights or incentive stock options granted in 2004, 2003, and 2002.
      No compensation cost has been recognized for stock options. However, the fair value of each non-qualified stock option grant is estimated on the date of the grant using an option pricing model with the following assumptions used for calculating weighted-average non-qualified stock option grants in 2004, 2003, and 2002:

	2004	2003	2002

Expected dividend yield	2.25%	2.46%	1.68%
Expected volatility	15	17	20
Risk-free interest rate	3.41%	3.30%	4.60%
Expected lives	7.0 years	7.0 years	7.0 years
      The weighted-average grant date fair values of non-qualified stock options granted during 2004, 2003, and 2002, were $6.93, $5.79, and $8.62, respectively.
      A reconciliation of the number of shares used in the basic EPS computation to the amounts used in the diluted EPS computation for the years ended December 31, is as follows:

	Net	Number	Per Share
	Income	of Shares	Amount

	(In thousands,
	except per share data)
2004
Basic EPS:
Income available to common shareholders	$95,218	31,821	$2.99
Effect of dilutive securities:
Stock options outstanding	—	640	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$95,218	32,461	$2.93

	Net	Number	Per Share
	Income	of Shares	Amount

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

      Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2004, no shares of Class B Common Stock or Preferred Stock had been issued.
      In December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The Rights, which have been amended and restated in 1989, 1992, 1995, 1999 and 2004, are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 10 percent or more of the Company’s stock without the prior consent of the Board of Directors. If the Rights become exercisable, the holder may purchase one share of the Company’s common stock for $110.00, subject to adjustment. In the event a person or a group has acquired, or obtained the right to acquire, beneficial ownership of securities having 10 percent or more of the voting power of all outstanding voting power of the Company, proper provision shall be made so that each holder of a Right will, for a 60-day period thereafter, have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right, to the extent available, and then a common stock equivalent having a market value of two times the exercise price of the Right. Under certain circumstances, the Rights may be redeemed by the Company at $.001 per Right prior to becoming exercisable and in certain circumstances thereafter. The Rights will expire on the earliest of (i) December 31, 2009, (ii) consummation of a merger transaction meeting certain characteristics or (iii) redemption of the Rights by the Company.
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

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balance sheet and off-balance sheet assets, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
      As of December 31, 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
      The following table shows capital ratios for the Company and the Bank as of December 31, 2004 and 2003:

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
2004
Total Capital (to risk-weighted assets)
Consolidated Company	$367,333	12.46%	$235,904	8.00%	$294,880	10.00%
Westamerica Bank	330,288	11.32%	233,380	8.00%	291,725	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	327,070	11.09%	117,952	4.00%	176,928	6.00%
Westamerica Bank	287,497	9.86%	116,690	4.00%	175,035	6.00%
Leverage Ratio*
Consolidated Company	327,070	7.06%	185,282	4.00%	231,602	5.00%
Westamerica Bank	287,497	6.25%	184,039	4.00%	230,049	5.00%

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
2003
Total Capital (to risk-weighted assets)
Consolidated Company	$342,627	11.39%	$240,604	8.00%	$300,755	10.00%
Westamerica Bank	332,643	11.18%	237,921	8.00%	297,401	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	304,734	10.13%	120,302	4.00%	180,453	6.00%
Westamerica Bank	289,166	9.72%	118,960	4.00%	178,441	6.00%
Leverage Ratio*
Consolidated Company	304,734	6.88%	177,159	4.00%	221,449	5.00%
Westamerica Bank	289,166	6.57%	176,000	4.00%	209,905	5.00%

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	The leverage ratio consists of Tier 1 capital divided by quarterly average assets excluding certain intangible assets. The minimum leverage ratio guideline is 3.00% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.
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
      The components of the net deferred tax asset as of December 31 are as follows:

	2004	2003

	(In thousands)
Deferred tax asset
Allowance for loan losses	$22,737	$22,619
State franchise taxes	4,700	4,097
Deferred compensation	7,649	6,866
Real estate owned	0	16
Net operating loss carryforwards	29	81
Interest on nonaccrual loans	68	128
Other reserves	516	619
Impaired asset writedown	3,019	0
Other	1,505	1,390

Subtotal deferred tax asset	40,223	35,816
Valuation allowance	0	0

Total deferred tax asset	40,223	35,816

Deferred tax liability
Net deferred loan costs	306	821
Fixed assets	496	1,217
Intangible assets	928	971
Securities available for sale	6,993	9,570
Leases	1,422	1,401
Other	398	398

Total deferred tax liability	10,543	14,378

Net deferred tax asset	$29,680	$21,438

      The Company believes a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
taxable income. Net deferred tax assets are included with Interest Receivable and Other Assets in the Consolidated Balance Sheets.
      The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

	2004	2003	2002

	(In thousands)
Current income tax expense:
Federal	$28,619	$26,182	$30,460
State	14,191	13,517	15,215

Total current	42,810	39,699	45,675

Deferred income tax (benefit) expense:
Federal	(4,526)	(542)	(3,150)
State	(1,139)	(11)	(1,584)

Total deferred	(5,665)	(553)	(4,734)

Provision for income taxes	$37,145	$39,146	$40,941

      The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate of 35% to income before taxes, as follows:

	2004	2003	2002

	(In thousands)
Federal income taxes due at statutory rate	$46,327	$46,973	$44,828
(Reductions) increases in income taxes resulting from:
Interest on state and municipal securities not taxable for federal income tax purposes	(13,981)	(12,921)	(10,913)
State franchise taxes, net of federal income tax benefit	8,483	8,779	8,861
Costs related to acquisitions	49	—	55
Low income housing tax credits	(1,925)	(1,749)	(1,646)
Other	(1,808)	(1,936)	(244)

Provision for income taxes	$37,145	$39,146	$40,941

      At December 31, 2004, the company had the following net operating loss and general tax credit carryforwards for tax return purposes.

	Net Operating
	Loss	Tax Credit
Expires Dec. 31,	Carryforwards	Carryforwards

(In thousands)
2017	$416	$0

Total	$416	$0

Note 10:	Fair Value of Financial Instruments
      The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. The values assigned do not necessarily represent amounts which ultimately may be realized. In addition, these values do not give effect to

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
discounts to fair value which may occur when financial instruments are sold in larger quantities. Such financial instruments and their estimated fair values at December 31 were:

	2004	2003

	(In thousands)
Cash and cash equivalents	$126,153	$189,628
Money market assets	534	534
Interest and taxes receivable	60,437	61,485
Noninterest bearing and interest-bearing transaction and savings deposits	2,957,399	2,860,157
Short-term borrowed funds	735,423	590,646
Interest payable	2,117	2,075

      The fair values at December 31 of the following financial instruments were estimated using quoted market prices:

	2004		2003

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Investment securities available for sale	$915,078	$931,710	$1,391,150	$1,413,911
Investment securities held to maturity	1,260,832	1,265,986	535,377	542,729

      Loans were separated into two groups for valuation. Variable rate loans, except for those described below which reprice frequently with changes in market rates, were valued using historical data. Fixed rate loans and variable rate loans that have reached their maximum rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $54.2 million allowance for loan losses in 2004 and $53.9 million in 2003 were applied against the estimated fair values to recognize future defaults of contractual cash flows. The book values and the estimated fair values of loans at December 31 were:

	2004		2003

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Loans	$2,246,078	$2,253,939	$2,269,420	$2,282,364

      The fair values of time deposits and notes payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values at December 31 were:

	2004		2003

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Time deposits	$626,220	$626,737	$603,834	$605,491
Federal Home Loan Bank advances	0	0	105,000	105,838
Notes payable	21,429	21,927	24,643	24,312

      The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Lease Commitments
      Twenty-nine banking offices and a centralized administrative service center are owned and sixty-six facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.
      Minimum future rental payments, net of sublease income, at December 31, 2004, are as follows:

(In
thousands)
2005	$4,590
2006	4,059
2007	2,961
2008	2,237
2009	1,535
Thereafter	6,075

Total minimum lease payments	$21,457

      Total rentals for premises and equipment, net of sublease income, included in noninterest expense were $4.8 million in 2004, $4.5 million in 2003 and $4.3 million in 2002.

Note 12:	Commitments and Contingent Liabilities
      Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $410.0 million and $393.4 million at December 31, 2004 and 2003, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $22.5 million and $24.1 million at December 31, 2004 and 2003, respectively.
      Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations.

Note 13:	Retirement Benefit Plans
      The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Contributions are subject to a five-year cliff vesting schedule; contributions charged to noninterest expense were $1.6 million in 2004, 2003 and 2002.
      In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the voluntary Tax Deferred Savings/ Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/Retirement Plan allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions by the Company vest immediately; such contributions charged to compensation expense were $1.5 million in 2004, 2003, and 2002.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company offers a continuation of group insurance coverage to employees electing early retirement, for the period from the date of retirement until age 65. The Company pays a portion of these early retirees’ insurance premiums which are determined at their date of retirement. The Company reimburses Medicare Part B premiums for all retirees and spouses over age 65. In 2004, the Company started to reimburse 50 percent of Medicare Part B premiums for retirees and spouses over 65. The Company continues to use an actuarial-based accrual method of accounting for post-retirement benefits. The Company uses a September 30 measurement date for determining post-retirement benefit calculations.
      The following table sets forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the Post-retirement Benefit Plan and the change in the benefit obligation as of December 31:

	2004	2003	2002

	(In thousands)
Service cost	$190	$243	$221
Interest cost	196	181	184
Amortization of unrecognized transition obligation	61	61	61

Net periodic cost	$447	$485	$466

	2004	2003	2002

	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$3,736	$3,455	$3,174
Service cost	190	243	221
Interest cost	196	181	184
Benefits paid	(106)	(143)	(124)

Benefit obligation at end of year	$4,016	$3,736	$3,455

Accumulated post retirement benefit obligation attributable to:
Retirees	$2,686	$2,536	$2,483
Fully eligible participants	1,067	931	788
Other	263	269	184

Total	$4,016	$3,736	$3,455

Fair value of plan assets	—	—	—

Accumulated post retirement benefit obligation in excess of plan assets	$4,016	$3,736	$3,455

Comprised of:
Unrecognized transition obligation	$795	$857	$918
Recognized post-retirement obligation	3,221	2,879	2,537

Total	$4,016	$3,736	$3,455

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional Information
     Assumptions

	2004	2003	2002

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31
Discount rate	5.25%	5.25%	5.80%
      The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 7.00 percent for 2005 and beyond.
      Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2004 results:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

	(In thousands)
Effect on total service and interest cost components	$223	$(184)
Effect on post-retirement benefit obligation	721	(575)

Note 14:	Related Party Transactions
      Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Bank during 2004 and 2003. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2004 and 2003:

	2004	2003

	(In thousands)
Beginning balance	$2,331	$2,054
Originations	55	662
Payoffs/principal payments	(54)	(385)

At December 31,	$2,332	$2,331

Percent of total loans outstanding	0.10%	0.10%

Note 15:	Regulatory Matters
      Payment of dividends to the Company by the Bank is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank sought and obtained approval during 2004 to pay to the Company dividends of $94.7 million in excess of net profits as defined. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2004, $179.1 million was available for payment of dividends by the Company to its shareholders.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $22.5 million in 2004 and $18.8 million in 2003.

Note 16:	Westamerica Bancorporation (Parent Company Only)
Statements of Income and Comprehensive Income

For the Years Ended December 31,	2004	2003	2002

	(In thousands)
Dividends from subsidiaries	$98,436	$91,390	$87,449
Interest income	394	289	204
Other income	5,758	5,660	5,819

Total income	104,588	97,339	93,472

Interest on borrowings	1,298	892	1,113
Salaries and benefits	5,850	6,790	6,615
Other expense	2,365	2,394	2,594

Total expenses	9,513	10,076	10,322

Income before taxes and equity in undistributed income of subsidiaries	95,075	87,263	83,150
Income tax benefit	2,321	2,787	2,294
Earnings of subsidiaries (less) greater than subsidiary dividends	(2,178)	5,013	1,694

Net income	$95,218	$95,063	$87,138

Comprehensive income, net:
Change in unrealized (loss) gain on securities available for sale, net	(3,553)	(5,961)	7,252

Comprehensive income	$91,665	$89,102	$94,390

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Balance Sheets

	December 31,

	2004	2003

Assets
Cash and cash equivalents	$37,909	$10,608
Money market assets and investment securities available for sale	10,004	9,584
Investment in subsidiaries	324,346	330,368
Premises and equipment, net	12,198	12,373
Accounts receivable from subsidiaries	586	548
Other assets	12,612	11,262

Total assets	$397,655	$374,743

Liabilities
Notes payable	$21,429	$24,643
Other liabilities	17,617	9,729

Total liabilities	39,046	34,372
Shareholders’ equity	358,609	340,371

Total liabilities and shareholders’ equity	$397,655	$374,743

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Cash Flows

	For the Years Ended December 31,

	2004	2003	2002

Operating Activities
Net income	$95,218	$95,063	$87,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	321	536	633
(Increase) decrease in accounts receivable from affiliates	(39)	25	37
Increase in other assets	(363)	(1,804)	(348)
Provision for deferred income tax	8,251	2,226	1,545
Increase in other liabilities	2,973	3,085	2,934
Earnings of subsidiaries greater (less) than subsidiary dividends	2,178	(5,013)	(1,694)

Net cash provided by operating activities	108,539	94,118	90,245
Investing Activities
Purchases of premises and equipment	(146)	376	402
Net increase in short term investments	(4)	(5)	(527)
Purchase of investment securities available for sale	88	0	0
Proceeds from sale/maturities of investment securities	0	0	1,508

Net cash (used) provided by investing activities	(62)	371	1,383
Financing Activities
(Decrease) increase in short-term debt	0	(1,800)	1,800
Net (reductions) increases in notes payable and long-term borrowings	(3,214)	11,786	(6,849)
Exercise of stock options/issuance of shares	12,572	8,176	8,480
Retirement of common stock including repurchases	(55,444)	(70,769)	(64,033)
Dividends	(35,090)	(32,935)	(30,262)

Net cash used in financing activities	(81,176)	(85,542)	(90,864)

Net increase (decrease) in cash and cash equivalents	27,301	8,947	764
Cash and cash equivalents at beginning of year	10,608	1,661	897

Cash and cash equivalents at end of year	$37,909	$10,608	$1,661

Supplemental disclosure:
Unrealized (loss) gain on securities available for sale, net	$(3,553)	$(5,961)	$7,252
Issuance of common stock in connection with Bank acquisitions	0	0	14,620

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17:	Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data and price range of common stock)
2004
Interest and fee income (FTE)	$60,120	$58,868	$59,570	$60,542
Net interest income (FTE)	54,605	54,271	54,528	54,589
Provision for loan losses	750	750	600	600
Noninterest income	10,866	11,661	11,788	4,268
Noninterest expense	24,992	24,990	24,491	24,278
Income before taxes (FTE)	39,729	40,192	41,225	33,979
Net income	24,314	24,644	25,095	21,165
Basic earnings per share	0.76	0.78	0.79	0.66
Diluted earnings per share	0.74	0.76	0.78	0.65
Dividends paid per share	0.26	0.28	0.28	0.28
Price range, common stock	47.85 – 51.63	47.58 – 52.99	49.04 – 55.80	54.43 – 61.05
2003
Interest and fee income (FTE)	$61,799	$61,733	$60,552	$60,520
Net interest income (FTE)	54,062	54,324	54,264	54,757
Provision for loan losses	900	900	750	750
Noninterest income	10,375	11,036	11,013	10,492
Noninterest expense	25,535	25,476	25,534	25,158
Income before taxes (FTE)	38,002	38,984	38,993	39,341
Net income	23,012	23,671	24,073	24,307
Basic earnings per share	0.70	0.72	0.73	0.74
Diluted earnings per share	0.69	0.71	0.72	0.73
Dividends paid per share	0.24	0.24	0.26	0.26
Price range, common stock	38.07 – 41.94	39.24 – 44.66	42.67 – 45.76	44.45 – 53.55
2002
Interest and fee income (FTE)	$63,133	$63,325	$64,913	$63,519
Net interest income (FTE)	52,712	53,096	54,914	54,985
Provision for loan losses	900	900	900	900
Noninterest income	9,999	5,884	10,455	10,213
Noninterest expense	25,693	25,909	25,964	25,757
Income before taxes (FTE)	36,118	32,171	38,505	38,541
Net income	21,659	19,347	22,877	23,255
Basic earnings per share	0.64	0.58	0.68	0.69
Diluted earnings per share	0.63	0.57	0.67	0.68
Dividends paid per share	0.22	0.22	0.22	0.24
Price range, common stock	35.22 – 42.95	38.70 – 45.27	34.11 – 42.65	35.46 – 43.59

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18:	Acquisition (Unaudited)
      On March 1, 2005 the Company completed its acquisition of Redwood Empire Bancorp (“REBC”), parent company of National Bank of the Redwoods (“NBR”). Pursuant to the Merger Agreement between the Company and REBC, and after adjustment in connection with the disposition of certain NBR deposits in Lake County, each share of REBC Common Stock outstanding at the merger closing was converted into 0.3263 shares of WABC Common Stock and cash of $11.37 per share. Approximately 1.6 million shares of Company stock were issued at a value of approximately $85 million and outstanding REBC stock options were converted into stock options of the Company with fair value of approximately $6 million. In addition, REBC shareholders were paid cash totaling approximately $57 million. Including certain costs to complete the acquisition the total cost was approximately $153 million. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Under this method of accounting, the purchase price will be allocated to assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. At December 31, 2004 REBC had loans of $436 million, deposits of $391 million and shareholders’ equity of $30 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Westamerica Bancorporation:
      We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and Subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
San Francisco, California
March 4, 2005

Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      The Company’s principal executive officer and the person performing the functions of the Company’s principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 40-41, immediately preceding the financial statements.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees — Audit Committee”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Executive Officers
      The executive officers of the Corporation and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

		Held
Name of Executive	Position	Since

David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Corporation. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984
Robert W. Entwisle	Mr. Entwisle, born in 1947, is Senior Vice President.	1986
Jennifer J. Finger	Ms. Finger, born in 1954, is Senior Vice President and Chief Financial Officer for the Corporation.	1997

		Held
Name of Executive	Position	Since

Dennis R. Hansen	Mr. Hansen, born in 1950, is Senior Vice President and Controller for the Corporation.	1978
Robert A. Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Treasurer for the Corporation. Mr. Thorson joined Westamerica Bancorporation in 1989 and was Vice President and Manager of Human Resources from 1995 until 2001.	2002
Hans T. Y. Tjian	Mr. Tjian, born in 1939, is Senior Vice President and manager of the Operations and Systems Administration of Westamerica Bank.	1989
Frank R. Zbacnik	Mr. Zbacnik, born in 1947, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Zbacnik joined Westamerica Bank in 1984 and was Vice President and Manager of Retail Credit from 1995 until 2000.	2001
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
      The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation,” “Stock Options,” and “Other Compensation Arrangements” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Corporation Transactions with Directors and Management” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Audit Fees” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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
      (a) 3. Exhibits:
      The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit
Number

2(b)	Agreement and Plan of Reorganization and Merger, dated March 14, 2000, by and among Westamerica Bancorporation, Westamerica Bank and First Counties Bank, incorporated by reference to Exhibit 2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2000
2(c)	Agreement and Plan of Reorganization, dated February 25, 2002, among Westamerica Bancorporation, Westamerica Bank and Kerman State Bank, incorporated by reference to Exhibit 2 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2002
2(c)	Agreement and Plan of Reorganization, dated August 25, 2004, among Westamerica Bancorporation, Westamerica Bank and Redwood Empire Bancorp and National Bank of the Redwoods, incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2004
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998
3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003
4(a)	Amended and Restated Rights Agreement dated as of December 31, 2004, incorporated by reference to Exhibit 99 to the Registrant’s Form 8-A/ A, Amendment No. 4, filed with the Securities and Exchange Commission on December 22, 2004
10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003
10(b)*	Employment Agreement with Robert W. Entwisle dated January 7, 1987, incorporated by reference to Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999
10(c)	Note Purchase Agreement by and between Westamerica Bancorporation and The Northwestern Mutual Life Insurance Company dated as of October 30, 2003, pursuant to which registrant issued its 5.31% Senior Notes due October 31, 2013 in the principal amount of $15 million and form of 5.31% Senior Note due October 31, 2013 incorporated by reference to Exhibit 4 of Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003
10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000

Exhibit
Number

10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed with the Securities Exchange Commission on March 14, 2005
10(f)*	Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997
10(g)*	Form of Nonstatutory Stock Option Agreement pursuant to the Westamerica Bancorporation Amended and Restated Stock Option Plan of 1995
10(h)*	Form of Restricted Performance Share Grant Agreement pursuant to the Westamerica Bancorporation Amended and Restated Stock Option Plan of 1995
11	Computation of Earnings Per Share on common and common equivalent shares and on common shares assuming full dilution
14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004
21	Subsidiaries of the registrant
23(a)	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement. The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.
      (b) 1. Reports on Form 8-K
      On October 20, 2004, the Company filed a report on form 8-K with respect to item 12, therein, reporting third quarter, 2004 financial results. Included in the report was a press release dated October 19, 2004. On December 22, 2004, the Company filed a report on form 8-K with respect to Amended and Restated Rights Agreement dated as of December 31, 2004 between Westamerica Bancorporation and Computershare Investor Services, LLC.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTAMERICA BANCORPORATION

/s/ Dennis R. Hansen

Dennis R. Hansen
Senior Vice President and Controller
Principal Accounting Officer
Date: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne David L. Payne	Chairman of the Board and Director President and Chief Executive Officer	March 15, 2005

/s/ Etta Allen Etta Allen	Director	March 15, 2005

/s/ Louis E. Bartolini Louis E. Bartolini	Director	March 15, 2005

/s/ E. Joseph Bowler E. Joseph Bowler	Director	March 15, 2005

/s/ Arthur C. Latno, Jr. Arthur C. Latno, Jr.	Director	March 15, 2005

/s/ Patrick D. Lynch Patrick D. Lynch	Director	March 15, 2005

/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	March 15, 2005

/s/ Ronald A. Nelson Ronald A. Nelson	Director	March 15, 2005

/s/ Carl Otto Carl Otto	Director	March 15, 2005

/s/ Edward B. Sylvester Edward B. Sylvester	Director	March 15, 2005