Form 10-K/A
period 2004-12-31
WESTAMERICA BANCORPORATION
filed 2005-03-16
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A (Amendment No. 1)

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

This Amendment No.1 to the Company's Form 10-K is filed with respect to Item 7 to correct an inadvertent error in the subsection entitled "Asset and Liability Management" to indicate that the sale of investment securities described thereunder actually resulted in a $4.9 million loss before State and Federal tax benefits, not a $4.9 million realized loss, net of tax, as stated in the initial filing on Form 10-K.
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
      Management reviewed its interest rate risk position, taking into account the acquisition of Redwood Empire Bancorp. In Management’s judgment, the Company’s interest rate risk exposure would be reduced through the sale of investment securities available for sale, with the proceeds from sale applied to reduce short-term borrowed funds. During the first quarter 2005, the Company sold $170.0 million of investment securities available for sale with a duration of 3.2 years and book yield of 3.29% at a realized loss of $4.9 million.
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
Date: March 16, 2005
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