Form 10-Q
period 2005-03-31
WESTAMERICA BANCORPORATION
filed 2005-05-10
CIK 311094

                                         UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549




                                         FORM 10-Q




                       Quarterly Report Pursuant to Section 13 or 15(d)
                             of the Securities Exchange Act of 1934


                              For Quarter Ended March 31, 2005

                             Commission File Number: 001-9383


                                WESTAMERICA BANCORPORATION
               (Exact Name of Registrant as Specified in its Charter)



                    CALIFORNIA                              94-2156203
          (State or other jurisdiction of                 I.R.S. Employer
          incorporation or organization)                Identification No.)


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

                  Yes [ x ]               No [    ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Title  of  Class          Shares outstanding as of May 5, 2005

          Common Stock,                       32,794,774
          No Par Value

                                       TABLE OF CONTENTS


                                                                                  Page
                                                                                 ------
Forward Looking Statements                                                               2

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements                                                        3

    Notes to Unaudited Condensed Consolidated Financial Statements                       7

    Financial Summary                                                                    9

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  10

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk                 23

    Item 4 - Controls and Procedures                                                    23

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                          24

    Item 2 - Unregistered Sales of Equity Securities and Use of proceeds                24

    Item 3 - Defaults upon Senior Securities                                            24

    Item 4 - Submission of Matters to a Vote of Security Holders                        24

    Item 5 - Other Information                                                          24

    Item 6 - Exhibits                                                                   24

    Exhibit 11 - Computation of Earnings Per Share                                      27

    Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
                       Securities Exchange Act Rule 13a-14(a)/15d-14(a)                 28

    Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
                       Securities Exchange Act Rule 13a-14(a)/15d-14(a)                 29

    Exhibit 32.1 - Certification Required by 18 U.S.C. Section 1350                     30

    Exhibit 32.2 - Certification Required by 18 U.S.C. Section 1350                     31




                            FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) economic uncertainty created by terrorist threats and attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry ; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses;
(9) volatility of rate sensitive deposits and investments; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets.

The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2004, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            WESTAMERICA BANCORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (unaudited)


                                                           At March 31,            At
                                                    --------------------------December 31,
                                                        2005         2004         2004
                                                    ---------------------------------------
Assets:
  Cash and cash equivalents                             $168,341     $166,649     $126,153
  Money market assets                                        540          534          534
  Investment securities available for sale               719,097    1,219,364      931,710
  Investment securities held to maturity,
    with market values of:
     $1,318,206 at March 31, 2005                      1,331,870
       $595,179 at March 31, 2004                                     586,171
     $1,265,986 at December 31, 2004                                             1,260,832
  Loans, gross                                         2,708,052    2,322,881    2,300,230
  Allowance for loan losses                              (59,859)     (53,834)     (54,152)
                                                    ---------------------------------------
    Loans, net of allowance for loan losses            2,648,193    2,269,047    2,246,078
  Other real estate owned                                      0           80            0
  Premises and equipment, net                             35,586       35,412       35,223
  Identifiable intangibles                                29,389        3,302        2,894
  Goodwill                                               127,503       18,996       18,996
  Interest receivable and other assets                   131,592      125,261      114,848
                                                    ---------------------------------------
    Total Assets                                      $5,192,111   $4,424,816   $4,737,268
                                                    =======================================
Liabilities:
  Deposits:
    Noninterest bearing                               $1,371,819   $1,210,829   $1,273,825
    Interest bearing:
      Transaction                                        626,693      562,369      591,593
      Savings                                          1,166,858    1,049,435    1,091,981
      Time                                               773,473      624,543      626,220
                                                    ---------------------------------------
    Total deposits                                     3,938,843    3,447,176    3,583,619
  Short-term borrowed funds                              710,530      491,704      735,423
  Federal Home Loan Bank advance                               0       20,000            0
  Debt financing and notes payable                        40,391       21,429       21,429
  Liability for interest, taxes and
    other expenses                                        64,772      105,907       38,188
                                                    ---------------------------------------
    Total Liabilities                                  4,754,536    4,086,216    4,378,659
                                                    ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         32,939 at March 31, 2005                        317,292
         31,787 at March 31, 2004                                     217,477
         31,640 at December 31, 2004                                               227,829
  Deferred compensation                                    2,146        1,824        2,146
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale, net                          3,511       21,213        9,638
  Retained earnings                                      114,626       98,086      118,996
                                                    ---------------------------------------
    Total Shareholders' Equity                           437,575      338,600      358,609
                                                    ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                        $5,192,111   $4,424,816   $4,737,268
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


                              WESTAMERICA BANCORPORATION
                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        (In thousands, except per share data)
                                    (unaudited)


                                                                    Three months ended
                                                                         March 31,
                                                                 --------------------------
                                                                     2005         2004
                                                                 --------------------------
Interest Income:
  Loans                                                               $34,933      $34,023
  Money market assets and funds sold                                        0            0
  Investment securities available for sale
    Taxable                                                             6,117       11,374
    Tax-exempt                                                          3,352        3,874
  Investment securities held to maturity
    Taxable                                                             7,290          768
    Tax-exempt                                                          5,611        4,372
                                                                 --------------------------
    Total interest income                                              57,303       54,411
                                                                 --------------------------
Interest Expense:
  Transaction deposits                                                    263          112
  Savings deposits                                                        863        1,111
  Time deposits                                                         3,231        1,930
  Short-term borrowed funds                                             3,570        1,131
  Federal Home Loan Bank advance                                            0          896
  Notes payable                                                           430          335
                                                                 --------------------------
    Total interest expense                                              8,357        5,515
                                                                 --------------------------
Net Interest Income                                                    48,946       48,896
                                                                 --------------------------
Provision for loan losses                                                 300          750
                                                                 --------------------------
Net Interest Income After
  Provision For Loan Losses                                            48,646       48,146
                                                                 --------------------------
Noninterest Income:
  Service charges on deposit accounts                                   6,927        6,868
  Merchant credit card                                                  1,298          825
  Trust fees                                                              273          250
  Financial services commissions                                          279          187
  Mortgage banking                                                        100          133
  Securities (losses) gains                                            (4,903)       1,788
  Loss on extinguishment of debt                                            0       (1,814)
  Other                                                                 3,221        2,629
                                                                 --------------------------
  Total Noninterest Income                                              7,195       10,866
                                                                 --------------------------
Noninterest Expense:
  Salaries and related benefits                                        13,160       13,526
  Occupancy                                                             2,952        2,948
  Data processing                                                       1,548        1,517
  Equipment                                                             1,230        1,162
  Courier service                                                         926          884
  Professional fees                                                       720          409
  Other real estate owned                                                   0            2
  Other                                                                 4,604        4,544
                                                                 --------------------------
  Total Noninterest Expense                                            25,140       24,992
                                                                 --------------------------
Income Before Income Taxes                                             30,701       34,020
  Provision for income taxes                                            7,968        9,706
                                                                 --------------------------
Net Income                                                            $22,733      $24,314
                                                                 --------------------------
Comprehensive Income:
  Change in unrealized gain on
   securities available for sale, net                                  (6,127)       8,022
                                                                 --------------------------
Comprehensive Income                                                  $16,606      $32,336
                                                                 ==========================

Average Shares Outstanding                                             32,022       32,051
Diluted Average Shares Outstanding                                     32,680       32,662

Per Share Data:
  Basic Earnings                                                        $0.71        $0.76
  Diluted Earnings                                                       0.70         0.74
  Dividends Paid                                                         0.30         0.26

See accompanying notes to unaudited condensed consolidated financial statements.


                                     WESTAMERICA BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (In thousands)
                                           (unaudited)


                                                                               Accumulated
                                                                                 Compre-
                                                       Common      Deferred      hensive     Retained
                                          Shares        Stock    Compensation    Income      Earnings       Total
                                       ------------------------------------------------------------------------------
Balance, December 31, 2003                   32,287     $218,461       $1,824      $13,191     $106,895     $340,371
  Net income for the period                                                                      24,314       24,314
  Stock issued for stock options                 74        2,515                                               2,515
  Stock option tax benefits                                  445                                                 445
  Restricted stock activity
  Purchase and retirement of stock             (574)      (3,944)                               (24,732)     (28,676)
  Dividends                                                                                      (8,391)      (8,391)
  Unrealized gain on securities
    available for sale, net                                                          8,022                     8,022
                                       ------------------------------------------------------------------------------
Balance, March 31, 2004                      31,787     $217,477       $1,824      $21,213      $98,086     $338,600
                                       ==============================================================================

Balance, December 31, 2004                   31,640     $227,829       $2,146       $9,638     $118,996     $358,609
  Net income for the period                                                                      22,733       22,733
  Stock issued and stock options assumed for
    acquisition of Redwood Empire Banco       1,639       90,892                                              90,892
  Stock issued for stock options                 32        1,149                                               1,149
  Stock option tax benefits                                  131                                                 131
  Restricted stock activity
  Purchase and retirement of stock             (372)      (2,709)                               (17,645)     (20,354)
  Dividends                                                                                      (9,458)      (9,458)
  Unrealized loss on securities
    available for sale, net                                                         (6,127)                   (6,127)
                                       ------------------------------------------------------------------------------
Balance, March 31, 2005                      32,939     $317,292       $2,146       $3,511     $114,626     $437,575
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


                                          WESTAMERICA BANCORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 (unaudited)


                                                                                  For the three months
                                                                                    ended March 31,
                                                                              --------------------------
                                                                                  2005         2004
                                                                              --------------------------
Operating Activities:
  Net income                                                                       $22,733      $24,314
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                                     1,008          956
    Amortization of intangibles and other assets                                       832          574
    Loan loss provision                                                                300          750
    Amortization of deferred net loan (cost) fees                                      (86)         122
    (Increase) decrease in interest income receivable                               (2,069)       1,797
    Decrease (increase) in other assets                                              1,895       (4,609)
    Increase in income taxes payable                                                 6,132        9,558
    Increase (decrease) in interest expense payable                                    828         (347)
    (Decrease) increase in other liabilities                                        (3,525)       1,190
    Loss (gain) on sales of investment securities                                    4,903       (1,788)
    Gain on sales of other assets                                                     (401)           0
    Loss on extinguishment of debt                                                       0        1,814
    Writedown of property and equipment                                                  7            0
    Originations of loans for resale                                                   (65)      (2,468)
    Proceeds from sale of loans originated for resale                                   61        2,469
    Net loss on sale of other real estate owned                                          0          223
                                                                              --------------------------
Net Cash Provided by Operating Activities                                           32,553       34,555
                                                                              --------------------------
Investing Activities:
  Net cash used in mergers and acquisitions                                        (35,210)           0
  Net repayments (disbursements) of loans                                           32,111         (502)
  Purchases of investment securities available for sale                                  0      (27,063)
  Purchases of investment securities held to maturity                              (81,939)     (88,315)
  Purchases of property, plant and equipment                                          (351)        (620)
  Proceeds from maturity of securities available for sale                           31,938      126,430
  Proceeds from maturity of securities held to maturity                             26,039       24,667
  Proceeds from sale of securities available for sale                              196,004      148,360
  Proceeds from sale of property and equipment                                           0            0
  Proceeds from sale of other real estate owned                                          0           10
                                                                              --------------------------
Net Cash Provided by Investing Activities                                          168,592      182,967
                                                                              --------------------------
Financing Activities:
  Net decrease in deposits                                                         (14,756)     (16,816)
  Net decrease in short-term borrowings                                           (112,291)     (98,942)
  Repayments to the Federal Home Loan Bank                                               0      (86,814)
  Repayments of notes payable                                                       (3,227)      (3,214)
  Exercise of stock options                                                          1,129        2,352
  Repurchases/retirement of stock                                                  (20,354)     (28,676)
  Dividends paid                                                                    (9,458)      (8,391)
                                                                              --------------------------
Net Cash Used in Financing Activities                                             (158,957)    (240,501)
                                                                              --------------------------
Net Increase (Decrease) In Cash and Cash Equivalents                                42,188      (22,979)
                                                                              --------------------------
Cash and Cash Equivalents at Beginning of Period                                   126,153      189,628
                                                                              --------------------------
Cash and Cash Equivalents at End of Period                                        $168,341     $166,649
                                                                              ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                          $0           $0

Supplemental Disclosure of Cash Flow Activity:
  Unrealized (loss) gain on securities available for sale, net                     ($6,127)      $8,022
  Interest paid for the period                                                       9,793        5,167
  Income tax benefit from stock option exercises                                       131          445

The acquisition of Redwood Empire Bancorp involved
  the following:
  Cash issued                                                                       57,128           --
  Common stock issued                                                               90,892           --
  Liabilities assumed                                                              504,901           --
  Fair value of assets acquired, other than cash and cash equivalents             (495,596)          --
  Core deposit intangible                                                          (16,600)          --
  Customer based intangible - Redwoods Merchant Services                           (10,300)          --
  Goodwill                                                                        (108,507)          --
  Net cash and cash equivalent received                                             21,918           --



See accompanying notes to unaudited condensed consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2: Significant Accounting Policies.

Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, which is discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and core deposit intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the quarter ended March 31, 2005. Core deposit intangibles are amortized to their estimated residual values over their expected useful lives; such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the first quarter of 2005, no such adjustments were recorded.

In connection with the acquisition of Redwood Empire Bancorp ("REBC") in the first quarter of 2005, the Company recorded goodwill and identifiable intangibles of $109 million and $27 million, respectively, in accordance with the purchase method of accounting. The following table summarizes the Company's goodwill and identifiable intangible assets, as of January 1 and March 31 for 2005 and 2004 (dollars in thousands).


                                            At                                     At
                                        January 1,                              March 31,
                                       ----------------------------------------------------
                                           2005       Additions   Reductions      2005
                                       ----------------------------------------------------
Goodwill                                    $22,968     $108,507           $0     $131,475
Accumulated Amortization                     (3,972)           0            0       (3,972)
                                       ----------------------------------------------------
Net                                         $18,996     $108,507           $0     $127,503
                                       ====================================================

Core Deposit Intangibles                     $7,783      $16,600           $0      $24,383
Merchant Draft Processing Intangible              0       10,300            0       10,300
Accumulated Amortization                     (4,889)           0         (405)      (5,294)
                                       ----------------------------------------------------
Net                                          $2,894      $26,900        ($405)     $29,389
                                       ====================================================

                                            At                                     At
                                        January 1,                              March 31,
                                       ----------------------------------------------------
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
                                       ====================================================


At March 31, 2005, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2005 and annually through 2010 is $1,801, $2,279, $2,153, $2,021, $1,859, and $1,638,
respectively. The weighted average amortization period for core deposit intangibles is 13.29 years.

At March 31, 2005, the estimated aggregate amortization of merchant draft processing intangible, in thousands of dollars, for the remainder of 2005 and annually through 2010 is $1,414, $1,808, $1,500, $1,200, $962, and $774,
respectively. The amortization period for merchant draft processing intangibles is 12.92 years.

Note 4: Stock Options

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation", the Company accounts for its stock option plans using the intrinsic value method. Accordingly, compensation expense is recorded on the grant date only if the current price of the underlying stock exceeds the exercise price of the option. Had compensation cost been determined based on the fair value method established by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:



(In thousands, except per share data)

                                                    For the three months ended
                                                           March 31,
                                                    --------------------------
                                                        2005         2004
                                                    --------------------------
Compensation cost based on fair
    value method, net of tax effect                         $487         $526

Net income:
    As reported                                          $22,733      $24,314
    Pro forma                                            $22,246      $23,788

Basic earnings per share:
    As reported                                            $0.71        $0.76
    Pro forma                                               0.69         0.74

Diluted earnings per share:
    As reported                                            $0.70        $0.74
    Pro forma                                               0.68         0.73


SFAS 123 was revised in December, 2004 to require that, effective for periods beginning after June 15, 2005, the Company begin using the fair market value method for valuing and accounting for stock options. As allowed by SFAS 123 (revised), the Company expects to apply the new requirements on a modified retrospective basis, in which prior period financial statements will be adjusted to give effect to the fair-value-based method consistent with the above pro-forma amounts. On April 14, 2005 the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates and allows companies to implement Statement No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company expects to apply the new requirements in 2006 on a modified retrospective basis, in which prior period financial statements will be adjusted to give effect to the fair-value-based method consistent with the above pro-forma amounts. It is expected that the effect of implementation will be to increase future annual compensation expense by approximately $3.4 million and decrease future annual net income by approximately $2.0 million.

Note 5: Post Retirement Benefits

The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to employees electing early retirement until age 65. The Company pays a portion of these early retirees' insurance premium which are determined at their date of retirement. In 2004, the Company started to reimburse 50 percent of Medicare Part B premiums for all retirees and spouses over 65.

In accordance with SFAS No.132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan.

The following table sets forth the net periodic post retirement benefit costs for the quarter ended March 31.


                                                           For the three months ended
                                                                   March 31,
                                                    ---------------------------------------
                                                        2005         2004         2003
                                                    ---------------------------------------
                                                                 (In thousands)
Service cost                                                 $70          $48          $61
Interest cost                                                 53           49           45
Amortization of unrecognized
  transition obligation                                       15           15           15
                                                    ---------------------------------------
Net periodic cost                                           $138         $112         $121
                                                    =======================================

The Company does not contribute to any post-retirement benefit plans.



Note 6: Acquisition

On March 1, 2005 the Company completed its acquisition of Redwood Empire Bancorp ("REBC"), parent company of National Bank of the Redwoods ("NBR"). Pursuant to the Merger Agreement between the Company and REBC, and after adjustment in connection with the disposition of certain NBR deposits in Lake County, each share of REBC Common Stock outstanding at the merger closing was converted into 0.3263 shares of WABC Common Stock and cash of $11.37 per share. Approximately 1.6 million shares of Company stock were issued at a value of approximately $85 million and outstanding REBC stock options were converted into stock options of the Company with fair value of approximately $6 million. In addition, REBC shareholders were paid cash totaling approximately $57 million. Including certain costs to complete the acquisition the total cost was approximately $153 million. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Under this method of accounting, the purchase price was allocated to assets acquired and liabilities assumed based on their fair values at the acquisition date. The Company recorded goodwill and identifiable intangibles of $109 million and $27 million, respectively. At March 1, 2005 REBC had loans of approximately $440 million, deposits of $370 million and shareholders' equity of $30 million.

                                       WESTAMERICA BANCORPORATION
                                           Financial Summary
                                 (In thousands, except per share data)


                                                                            Three months ended
                                                                 ---------------------------------------
                                                                           March 31,
                                                                 --------------------------December 31,
                                                                     2005         2004         2004
                                                                 ---------------------------------------
Net Interest Income (FTE)**                                           $55,019      $54,605      $54,589
Provision for Loan Losses                                                 300          750          600
Noninterest Income:
  Securities (losses) gains                                            (4,903)       1,788            0
  Securities impairment                                                     0            0       (7,180)
  Loss on extinguishment of debt                                            0       (1,814)           0
  Deposit service charges and other                                    12,098       10,892       11,448
                                                                 ---------------------------------------
Total noninterest income                                                7,195       10,866        4,268
Noninterest Expense                                                    25,140       24,992       24,278
Provision for income taxes (FTE)**                                     14,041       15,415       12,814
                                                                 ---------------------------------------
Net Income                                                            $22,733      $24,314      $21,165
                                                                 =======================================

Average Shares Outstanding                                             32,022       32,051       31,761
Diluted Average Shares Outstanding                                     32,680       32,662       32,487
Shares Outstanding at Period End                                       32,939       31,787       31,640

As Reported:
  Basic Earnings Per Share                                              $0.71        $0.76        $0.67
  Diluted Earnings Per Share                                             0.70         0.74         0.65
  Return On Assets                                                       1.90%        2.20%        1.81%
  Return On Equity                                                      24.68%       30.52%       24.05%
  Net Interest Margin (FTE)**                                            4.90%        5.27%        5.01%
  Net Loan (Recoveries) Losses to Average Loans                       (0.03%)         0.15%        0.15%
  Efficiency Ratio*                                                      40.4%        38.2%        41.2%

Average Balances:
  Total Assets                                                     $4,864,633   $4,451,674   $4,653,950
  Earning Assets                                                    4,518,930    4,157,061    4,352,493
  Total Gross Loans                                                 2,374,710    2,281,900    2,235,375
  Total Deposits                                                    3,716,553    3,437,549    3,718,114
  Shareholders' Equity                                                373,627      320,390      350,151

Balances at Period End:
  Total Assets                                                     $5,192,111   $4,424,816   $4,737,268
  Earning Assets                                                    4,770,982    4,141,804    4,499,758
  Total Gross Loans                                                 2,708,052    2,322,881    2,300,230
  Total Deposits                                                    3,938,843    3,447,176    3,583,619
  Shareholders' Equity                                                437,575      338,600      358,609

Financial Ratios at Period End:
  Allowance for Loan Losses to Loans                                     2.21%        2.32%        2.35%
  Book Value Per Share                                                 $13.28       $10.65       $11.33
  Equity to Assets                                                       8.43%        7.65%        7.57%
  Total Capital to Risk Adjusted Assets                                 10.28%       11.25%       12.46%

Dividends Paid Per Share                                                $0.30        $0.26        $0.28
Dividend Payout Ratio                                                      43%          35%          43%

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

  **Fully taxable equivalent


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported first quarter 2005 net income of $22.7 million or $.70 diluted earnings per share. These results compare to net income of $24.3 million or $.74 diluted earnings per share and $21.2 million or $.65 diluted earnings per share, respectively, for the first and fourth quarters of 2004. First quarter 2005 results include one month of operating results of Redwood Empire Bancorp ("REBC"), parent company of National Bank of the Redwoods, which was acquired on March 1, 2005. First quarter 2005 also included a loss on sale of available-for-sale investment securities totaling $2.8 million, net of tax, or $0.09 per diluted share outstanding.

Consideration paid in connection with the REBC acquisition included approximately $57 million in cash, issuance of approximately 1.6 million shares of Westamerica Bancorporation common stock, and assumption of converted REBC stock options. At March 1, 2005 REBC had loans of approximately $440 million, deposits of $370 million and shareholders' equity of $30 million. The acquisition was valued at approximately $150 million based on an average price of the Company stock of $51.84. The premium paid on the transaction including certain capitalized costs was approximately $120 million. The Company recorded goodwill and identifiable intangibles of $109 million and $27 million, respectively, in accordance with the purchase method of accounting. Three duplicative branches were consolidated in March, and the Company intends to complete its branch consolidations in the second quarter of 2005. The Company also entered an agreement to sell one branch located in Lake County with approximately $40 million in deposits, and anticipates completion of this transaction late in the second quarter of 2005.

Following is a summary of the components of net income for the periods indicated (dollars in thousands):


                                                                Three months ended
                                                    ---------------------------------------
                                                              March 31,
                                                    --------------------------December 31,
                                                        2005         2004         2004
                                                    ---------------------------------------
Net interest income (FTE)                                $55,019      $54,605      $54,587
Provision for loan losses                                   (300)        (750)        (600)
Noninterest income                                         7,195       10,866        4,269
Noninterest expense                                      (25,140)     (24,992)     (24,277)
Provision for income taxes (FTE)                         (14,041)     (15,415)     (12,814)
                                                    ---------------------------------------
Net income                                               $22,733      $24,314      $21,165
                                                    =======================================

Average total assets                                  $4,864,633   $4,451,674   $4,653,950

Net income (annualized) to average total assets             1.90%        2.20%        1.81%


Net income for the first quarter of 2005 was $1.6 million or 6.5% less than the same quarter of 2004, primarily attributable to $4.9 million securities losses, partially offset by higher net interest income (FTE) and lower provision for loan losses and lower income tax provision. The increase in net interest income (FTE) (up $414 thousand or 0.8%) was the net result of growth of average interest-earning assets including the REBC acquisition and higher loan fee income, partially reduced by the effect of declining yields on those assets, the effect of one less accrual day and higher funding costs. The loan loss provision decreased $450 thousand or 60.0% from a year ago, reflecting Management's assessment of credit risk for the loan portfolio. Noninterest income declined $3.7 million or 33.8% mainly due to the $4.9 million securities losses. Noninterest expense increased $148 thousand or 0.6%. The provision for income taxes (FTE) fell $1.4 million or 8.9% largely due to the effect of the above securities losses.

Comparing the first three months of 2005 to the prior quarter, net income increased $1.6 million or 7.4%, due to securities losses being less than securities write-down in the previous quarter, higher net interest income
(FTE) and lower loan loss provision, offset by increases in tax provision and noninterest expense. The higher net interest income (FTE) was mainly caused by growth of average interest-earning assets including the REBC acquisition, higher yields on those assets and higher loan fee income, partially offset by the effect of two less accrual days and higher funding costs. The loan loss provision decreased $300 thousand or 50.0% to reflect Management's view on credit risk. Noninterest income increased $2.9 million or 68.5% primarily because $4.9 million securities losses in the current period were less than $7.2 million securities writedown in the prior period. Noninterest expense rose $862 thousand or 3.6% mainly due to acquisition related expenses. The income tax provision (FTE) increased mainly because tax benefits of securities losses were less than those of securities writedown.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                                  Three months ended
                                       ---------------------------------------
                                               March 31,
                                       --------------------------December 31,
                                           2005         2004         2004
                                       ---------------------------------------
Interest and fee income                     $57,303      $54,411      $54,750
Interest expense                             (8,357)      (5,515)      (5,953)
FTE adjustment                                6,073        5,709        5,790
                                       ---------------------------------------
  Net interest income (FTE)                 $55,019      $54,605      $54,587
                                       =======================================

Average earning assets                   $4,518,930   $4,157,061   $4,352,493

Net interest margin (FTE)                      4.90%        5.27%        5.01%


The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) during the first quarter of 2005 increased $414 thousand or 0.8% from the same period in 2004 to $55.0 million, mainly due to growth of average earning assets (up $362 million), including the REBC acquisition, and higher loan fee income (up $271 thousand), partially offset by higher rates paid on interest-bearing liabilities (up 31 bp), lower yields on average earning assets and the effect of one less accrual day.

Comparing the first quarter of 2005 with the previous quarter, net interest income (FTE) increased $432 thousand or 0.8%, primarily due to higher average earning assets including the acquisition (up $166 million), higher yields on those assets (up 8 bp) and an increase in loan fee income (up $124 thousand), offset by the effect of two less accrual days and a higher volume of interest-bearing liabilities (up $219 million) and higher rates paid on those liabilities (up 27 bp).


Interest and Fee Income

Interest and fee income (FTE) for the first quarter of 2005, including revenue from the earning assets acquired from REBC, rose $3.3 million or 5.4% from the same period in 2004. The increase was caused by higher average earning assets (up $362 million), of which more than one third was due to the REBC acquisition, and higher loan fee income (up $271 thousand), partially offset by lower yields on average earning assets (down 18 bp) and the effect of one less accrual day.

The average yield on the Company's earning assets, excluding loan fee income, decreased from 5.78% in the first quarter of 2004 to 5.60% in the same period in 2005 (down 18 bp). The composite yield on loans, excluding loan fees, declined 8 bp to 6.11%. Decreases in indirect consumer loans (down 68 bp), residential real estate loans (down 23 bp) and commercial real estate loans (down 11 bp) were partially offset by increases on commercial loans (up 46 bp) and personal credit lines (up 106 bp).

The investment portfolio yield declined 23 bp to 5.04%, caused by declines in municipal securities (down 40 bp), U.S. government sponsored entity obligations (down 18 bp) and other securities (down 39 bp). Partially offsetting these decreases was a 25 bp increase in the yield on mortgage backed securities and collateralized mortgage obligations.

Average earning asset expansion of $362 million for the first quarter of 2005 compared to the same period in 2004 was substantially attributable to an increase in the investment portfolio including mortgage backed securities and collateralized mortgage obligations (up $192 million), municipal securities (up $112 million) and U.S. government sponsored entity obligations (up $14 million). Other securities decreased $50 million.

Average total loans grew $93 million for the first quarter of 2005 compared to the same period in 2004 primarily due to loans acquired from REBC, partially offset by payoffs. Residential real estate loans rose by $75 million. Commercial loans were up $19 million and construction loans were also up $7 million. A $14 million decline in indirect consumer loans partially offset these increases.

Comparing the first quarter of 2005 with the previous quarter, interest and fee income (FTE) was up $2.8 million or 4.7%. The increase largely resulted from a higher volume of earning assets, rising yields on those assets and higher loan fee income (up $124 thousand), partially offset by the effect of two less accrual days.

The average yield on earning assets excluding loan fees for the first three months of 2005 was 5.60% compared with 5.51% in the fourth quarter of 2004. The investment portfolio yield rose by 9 bp. The increase resulted mostly from higher yields on other securities (up 75 bp) due to bond call premiums, as well as yields on U.S. government sponsored entity obligations (up 4 bp). Municipal securities yields declined 12 bp.

The loan portfolio yield excluding loan fees for the first quarter of 2005 compared with the previous quarter was higher by 7 bp, due to increases in commercial loans (up 24 bp) and personal credit lines (up 48 bp), partially offset by lower yields on indirect consumer loans (down 11 bp).

Average earning assets increased $166 million or 3.8% for the first quarter of 2005 compared with the previous quarter primarily due to loan growth from the REBC acquisition. The loan portfolio grew $139 million, the net result of increases in commercial real estate loans (up $69 million), residential real estate loans (up $54 million), construction loans (up $12 million), commercial loans (up $10 million), and a $8 million decline in indirect consumer loans. Investments rose $27 million due to growth in mortgage backed securities and collateralized mortgage obligations (up $27 million) and municipal securities (up $70 million), partially offset by decreases in U.S. government sponsored entity obligations (down $61 million) and other securities (down $8 million).


Interest Expense

Interest expense in the first quarter of 2005, including expense of liabilities acquired from REBC, increased $2.8 million or 51.5% compared with the same period in 2004. The increase was attributable to growth in the interest-bearing liabilities and higher rates paid on those liabilities, partially offset by the effect of one less accrual day.

The average rate paid on interest-bearing liabilities increased from 0.77% in the first quarter of 2004 to 1.08% in 2005. Rates paid on most liabilities moved with general market conditions: the average rate on federal funds purchased rose 148 bp and rates on deposits increased as well, including those on CDs over $100 thousand, which rose 90 bp; on retail CDs, which went up by 42 bp; and on money market checking accounts, which were raised an average of 9 bp. A 19 bp decline in money market saving accounts partially offset the increase.

Interest-bearing liabilities grew $252 million or 8.7% for the first quarter of 2005 over the same period of 2004. Federal funds purchases increased $152 million. Long-term debt increased $4.3 million, the net result of assumption of REBC's $20 million subordinated debentures and an annual principal repayment. Most categories of deposits grew including CDs over $100 thousand (up $66 million) and money market savings (up $60 million). These increases were partially reduced by a $97 million payoff of Federal Home Loan Bank ("FHLB") advances.

Comparing the first quarter of 2005 to the previous quarter, interest expense rose $2.4 million or 40.4%, due to higher rates paid on interest-bearing liabilities and growth of such liabilities, partially offset by the effect of two less accrual days.

Rates paid on liabilities averaged 1.08% during the first three months of 2005 compared to 0.81% in the fourth quarter of 2004. The most significant rate increases were federal funds purchased which rose 49 bp, long-term debt which increased 50 bp, CDs over $100 thousand which rose 41 bp and retail CDs which increased by 21 bp.

Interest-bearing liabilities grew $219 million or 7.5% over the fourth quarter of 2004. Federal funds purchased grew $181 million and long-term debt increased $5 million. CDs over $100 thousand and retail CDs increased $32 million and $9 million, respectively.

In all periods, the Company has attempted to continue to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                                  Three months ended
                                       ---------------------------------------
                                                 March 31,
                                       --------------------------December 31,
                                           2005         2004         2004
                                       ---------------------------------------
Yield on earning assets                        5.65%        5.80%        5.55%
Rate paid on interest-bearing
  liabilities                                  1.08%        0.77%        0.81%
                                       ---------------------------------------
  Net interest spread                          4.57%        5.03%        4.74%

Impact of all other net
  noninterest bearing funds                    0.33%        0.24%        0.27%
                                       ---------------------------------------
    Net interest margin                        4.90%        5.27%        5.01%
                                       =======================================


During the first quarter of 2005, the net interest margin fell 37 bp compared to the same period in 2004. Yields on earning assets declined while rates paid on interest-bearing liabilities increased, resulting in a 47 bp decline in net interest spread. The decline in the net interest spread was mitigated by the higher value of noninterest bearing funding sources. While the average balance of these sources increased $49 million or 5.8%, their value increased 10 bp because of the higher market rates of interest at which they could be invested.

The net interest margin fell by 11 bp when compared with the fourth quarter of 2004. Earning asset yields increased 9 bp and the cost of interest-bearing liabilities rose by 27 bp, resulting in an 18 bp decrease in the interest spread. Although noninterest bearing funding sources decreased $70 million or 7.3%, their margin contribution increased by 7 bp.

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


                                                                       For the three months ended
                                                                             March 31, 2005
                                                                 ---------------------------------------
                                                                                Interest       Rates
                                                                    Average      Income/      Earned/
                                                                    Balance      Expense       Paid
                                                                 ---------------------------------------
Assets:
Money market assets and funds sold                                       $709           $0         0.00%
Investment securities:
  Available for sale
    Taxable                                                           584,174        6,117         4.19%
    Tax-exempt                                                        270,411        4,950         7.32%
  Held to maturity
    Taxable                                                           739,906        7,290         3.94%
    Tax-exempt                                                        549,020        8,683         6.33%
Loans:
  Commercial:
    Taxable                                                           349,171        5,701         6.62%
    Tax-exempt                                                        247,553        4,100         6.72%
  Commercial real estate                                              809,807       14,754         7.39%
  Real estate construction                                             45,737          810         7.18%
  Real estate residential                                             421,723        4,606         4.37%
  Consumer                                                            500,719        6,365         5.16%
                                                                 --------------------------
    Total loans                                                     2,374,710       36,336         6.16%
                                                                 --------------------------
    Total earning assets                                            4,518,930       63,376         5.65%
Other assets                                                          345,703
                                                                 -------------
    Total assets                                                   $4,864,633
                                                                 =============
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                                       $1,314,485          $--           --
  Savings and interest-bearing
    transaction                                                     1,724,574        1,126         0.26%
  Time less than $100,000                                             271,461        1,238         1.85%
  Time $100,000 or more                                               406,034        1,993         1.99%
                                                                 --------------------------
     Total interest-bearing deposits                                2,402,069        4,357         0.74%
Short-term borrowed funds                                             703,468        3,570         2.03%
Federal Home Loan Bank advances                                             0            0         0.00%
Debt financing and notes payable                                       26,881          430         6.40%
                                                                 --------------------------
    Total interest-bearing liabilities                              3,132,418        8,357         1.08%
Other liabilities                                                      44,103
Shareholders' equity                                                  373,627
                                                                 -------------
    Total liabilities and shareholders' equity                     $4,864,633
                                                                 =============
Net interest spread (1)                                                                            4.57%

Net interest income and interest margin (2)                                        $55,019         4.90%
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



                                                                         For the three months ended
                                                                             March 31, 2004
                                                                 ---------------------------------------
                                                                                Interest       Rates
                                                                    Average      Income/      Earned/
                                                                    Balance      Expense       Paid
                                                                 ---------------------------------------
Assets:
Money market assets and funds sold                                       $670           $0         0.00%
Investment securities:
  Available for sale
    Taxable                                                         1,048,215       11,374         4.34%
    Tax-exempt                                                        308,882        5,805         7.52%
  Held to maturity
    Taxable                                                           110,144          768         2.79%
    Tax-exempt                                                        407,250        6,782         6.66%
Loans:
  Commercial:
    Taxable                                                           345,762        4,823         5.61%
    Tax-exempt                                                        231,582        3,970         6.89%
  Commercial real estate                                              805,420       14,856         7.42%
  Real estate construction                                             38,766          685         7.11%
  Real estate residential                                             346,881        3,980         4.59%
  Consumer                                                            513,489        7,077         5.54%
                                                                 --------------------------
    Total loans                                                     2,281,900       35,391         6.23%
                                                                 --------------------------
    Total earning assets                                            4,157,061       60,120         5.80%
Other assets                                                          294,613
                                                                 -------------
    Total assets                                                   $4,451,674
                                                                 =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                       $1,209,299          $--           --
  Savings and interest-bearing
    transaction                                                     1,605,200        1,223         0.31%
  Time less than $100,000                                             282,647        1,004         1.43%
  Time $100,000 or more                                               340,403          926         1.09%
                                                                 --------------------------
    Total interest-bearing deposits                                 2,228,250        3,153         0.57%
Short-term borrowed funds                                             533,158        1,131         0.84%
Federal Home Loan Bank advances                                        96,613          896         3.75%
Debt financing and notes payable                                       22,537          335         5.95%
                                                                 --------------------------
     Total interest-bearing liabilities                             2,880,558        5,515         0.77%
Other liabilities                                                      41,427
Shareholders' equity                                                  320,390
                                                                 -------------
    Total liabilities and shareholders' equity                     $4,451,674
                                                                 =============
Net interest spread (1)                                                                            5.03%

Net interest income and interest margin (2)                                        $54,605         5.27%
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



                                                                       For the three months ended
                                                                             December 31, 2004
                                                                 ---------------------------------------
                                                                                Interest       Rates
                                                                    Average      income/      earned/
                                                                    Balance      expense       paid
                                                                 ---------------------------------------
Assets:
Money market assets and funds sold                                       $853           $0         0.00%
Investment securities:
  Available for sale
    Taxable                                                           660,313        6,649         4.03%
    Tax-exempt                                                        281,301        4,974         7.07%
  Held to maturity
    Taxable                                                           703,302        6,883         3.91%
    Tax-exempt                                                        471,349        7,737         6.57%
Loans:
  Commercial:
    Taxable                                                           343,112        5,257         6.10%
    Tax-exempt                                                        243,136        4,089         6.69%
  Commercial real estate                                              740,909       13,792         7.41%
  Real estate construction                                             34,061          612         7.15%
  Real estate residential                                             367,325        4,026         4.38%
  Consumer                                                            506,832        6,521         5.12%
                                                                 --------------------------
    Total loans                                                     2,235,375       34,297         6.08%
                                                                 --------------------------
    Total earning assets                                            4,352,493       60,540         5.55%
Other assets                                                          301,457
                                                                 -------------
    Total assets                                                   $4,653,950
                                                                 =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                                       $1,354,129          $--           --
  Savings and interest-bearing
    transaction                                                     1,728,075        1,088         0.25%
  Time less than $100,000                                             262,064        1,080         1.64%
  Time $100,000 or more                                               373,846        1,481         1.58%
                                                                 --------------------------
    Total interest-bearing deposits                                 2,363,985        3,649         0.61%
Short-term borrowed funds                                             527,529        1,988         1.48%
Federal Home Loan Bank advances                                             0            0         0.00%
Debt financing and notes payable                                       21,429          316         5.90%
                                                                 --------------------------
     Total interest-bearing liabilities                             2,912,943        5,953         0.81%
Other liabilities                                                      36,727
Shareholders' equity                                                  350,151
                                                                 -------------
    Total liabilities and shareholders' equity                     $4,653,950
                                                                 =============
Net interest spread (1)                                                                            4.74%

Net interest income and interest margin (2)                                        $54,587         5.01%
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


                                                                     Three months ended March 31, 2005
                                                                        compared with three months
                                                                           ended March 31, 2004
                                                                 ---------------------------------------
                                                                    Volume        Rate         Total
                                                                 ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                         $0           $0           $0
Investment securities:
  Available for sale
    Taxable                                                            (4,962)        (295)      (5,257)
    Tax-exempt                                                           (717)        (138)        (855)
  Held to maturity
    Taxable                                                             6,071          451        6,522
    Tax-exempt                                                          2,239         (338)       1,901
Loans:
  Commercial:
    Taxable                                                               (12)         890          878
    Tax-exempt                                                            231         (101)         130
  Commercial real estate                                                  (51)         (51)        (102)
  Real estate construction                                                118            7          125
  Real estate residential                                                 813         (187)         626
  Consumer                                                               (238)        (474)        (712)
                                                                 ---------------------------------------
    Total loans                                                           861           84          945
                                                                 ---------------------------------------
    Total earning assets                                                3,492         (236)       3,256
                                                                 ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                            74         (171)         (97)
  Time less than $100,000                                                 (54)         288          234
  Time $100,000 or more                                                   190          877        1,067
                                                                 ---------------------------------------
     Total interest-bearing deposits                                      210          994        1,204
                                                                 ---------------------------------------
Short-term borrowed funds                                                 429        2,010        2,439
Federal Home Loan Bank advances                                             0         (896)        (896)
Debt financing and notes payable                                           65           30           95
                                                                 ---------------------------------------
    Total interest-bearing liabilities                                    704        2,138        2,842
                                                                 ---------------------------------------
Increase (Decrease) in Net Interest Income                             $2,788      ($2,374)        $414
                                                                 =======================================


                                                                    Three months ended March 31, 2005
                                                                         compared with three months
                                                                           ended December 31, 2004
                                                                 ---------------------------------------
                                                                    Volume        Rate         Total
                                                                 ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                         $0           $0           $0
Investment securities:
  Available for sale
    Taxable                                                              (847)         315         (532)
    Tax-exempt                                                           (217)         193          (24)
  Held to maturity
    Taxable                                                               299          108          407
    Tax-exempt                                                          1,216         (270)         946
Loans:
  Commercial:
    Taxable                                                                37          407          444
    Tax-exempt                                                             37          (26)          11
  Commercial real estate                                                1,139         (177)         962
  Real estate construction                                                202           (4)         198
  Real estate residential                                                 593          (13)         580
  Consumer                                                               (134)         (22)        (156)
                                                                 ---------------------------------------
    Total loans                                                         1,874          165        2,039
                                                                 ---------------------------------------
    Total earning assets                                                2,325          511        2,836
                                                                 ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                           (14)          52           38
  Time less than $100,000                                                  28          130          158
  Time $100,000 or more                                                   117          395          512
                                                                 ---------------------------------------
     Total interest-bearing deposits                                      131          577          708
                                                                 ---------------------------------------
Short-term borrowed funds                                                 750          832        1,582
Federal Home Loan Bank advances                                             0            0            0
Debt financing and notes payable                                           82           32          114
                                                                 ---------------------------------------
    Total interest-bearing liabilities                                    963        1,441        2,404
                                                                 ---------------------------------------
Decrease in Net Interest Income                                        $1,362        ($930)        $432
                                                                 =======================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $300 thousand for loan losses in the first quarter of 2005, compared with $600 thousand in the fourth quarter and $750 thousand in the first quarter of 2004. Additionally, $5.2 million of allowance was acquired from REBC in the first quarter of 2005. The provision reflects management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                                Three months ended
                                                    ---------------------------------------
                                                              March 31,
                                                    --------------------------December 31,
                                                        2005         2004         2004
                                                    ---------------------------------------
Service charges on deposit accounts                       $6,927       $6,868       $6,928
Merchant credit card fees                                  1,298          825          875
ATM fees and interchange                                     624          583          597
Debit card fees                                              697          549          700
Check sale income                                            289          294          282
Trust fees                                                   273          250          254
Financial services commissions                               279          187          294
Mortgage banking income                                      100          133           82
Official check sales income                                  225          127          193
Gains on sale of foreclosed property                           0          223            0
Securities (losses) gains                                 (4,903)       1,788            0
Securities writedown                                           0            0       (7,180)
Loss on extinguishment of debt                                 0       (1,814)           0
Other noninterest income                                   1,386          853        1,244
                                                    ---------------------------------------
  Total                                                   $7,195      $10,866       $4,269
                                                    =======================================


Noninterest income for the first quarter of 2005 fell by $3.7 million or 33.8% from the same period in 2004, primarily due to $4.9 million in securities losses arising from sales of investment securities available for sale. The first quarter of 2004 included $1.8 million securities gains and a $1.8 million loss on the extinguishment of $85 million of FHLB advances. For details of securities gains and losses, see the "Asset and Liability Management" section of this report below. The REBC acquisition contributed to the first quarter of 2005 income, including $474 thousand from REBC's merchant card processing unit. Debit card fees rose $148 thousand or 27.0% largely due to increased usage. Other noninterest income increased $533 thousand or 62.5% mostly due to $401 thousand gains on sales of other assets and higher letter-of-credit fee income. The prior year benefited from $223 thousand in gains on foreclosed property.

In the first quarter of 2005, noninterest income increased $2.9 million or 68.5% compared with the previous quarter mainly because $4.9 million securities losses were less than the prior quarter's $7.2 million securities impairment writedown to market value of Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock held in the available for sale investment portfolio. The writedown was recorded as a reduction in noninterest income. Merchant credit card fees increased $423 thousand or 48.3% due to income from the REBC's merchant credit card processing unit. Other noninterest income increased $142 thousand or 11.4%.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).



                                                                Three months ended
                                                    ---------------------------------------
                                                             March 31,
                                                    --------------------------December 31,
                                                        2005         2004         2004
                                                    ---------------------------------------
Salaries and incentives                                   $9,957      $10,362       $9,958
Employee benefits                                          3,203        3,164        2,636
Occupancy                                                  2,952        2,948        3,022
Equipment                                                  1,230        1,162        1,259
Data processing services                                   1,548        1,517        1,494
Courier service                                              926          884          910
Telephone                                                    528          572          476
Postage                                                      422          395          361
Professional fees                                            720          409          537
Merchant credit card                                         258          272          270
Stationery and supplies                                      348          288          351
Loan expense                                                 204          255          237
Customer checks                                              231          197          232
Correspondent service charges                                250          239          226
Advertising/public relations                                 206          215          292
Operational losses                                           190          243          217
Foreclosed property expense                                    0            2           (3)
Amortization of identifiable intangibles                     405          136          136
Other noninterest expense                                  1,562        1,732        1,666
                                                    ---------------------------------------
Total                                                    $25,140      $24,992      $24,277
                                                    =======================================
Average full time equivalent staff                           963        1,001          960

Noninterest expense to revenues (FTE)                      40.41%       38.17%       41.25%


Noninterest expense increased $148 thousand or 0.6% in the first quarter of 2005 compared to the same period in 2004. The largest increase was professional fees, which was up $311 thousand or 76.0% due to a $209 thousand increase in audit and accounting costs primarily due to additional charges from the Company's independent auditor in connection with new audit requirements promulgated by the Public Company Accounting Oversight Board and increased legal fees for the acquisition. The increase in amortization of identifiable intangibles was attributable to the REBC acquisition. Salaries and incentives were down $405 thousand or 3.9% from the same period of 2004, the net result of a decline in executive bonus accruals, lower other incentives and higher regular salaries. The increase in regular salary was attributable to payment to non-continuing REBC employees and annual merit increases to continuing staff, partially offset by the effect of a smaller workforce. Other noninterest expense declined $170 thousand or 9.8% largely due to a decrease in staff relations expense.

In the first three months of 2005, noninterest expense rose $863 thousand or 3.6% compared with the fourth quarter of 2004. Employee benefits rose $567 thousand or 21.5% due to seasonal increases in payroll taxes (up $389 thousand) and higher expenses for group insurance and retirement plan expenses. In 2005, amortization of identifiable intangibles increased $269 thousand due to the REBC acquisition. Professional fees were higher by $183 thousand or 34.1% due to higher audit and accounting fees and legal fees associated with the REBC acquisition. Other noninterest expense declined $104 thousand or 6.2% due to an increase in cash surrender value and declines in employee recruiting and settlement expenses.


Provision for Income Tax

During the first quarter of 2005, the Company recorded income tax expense
(FTE) of $14.0 million, $1.4 million or 8.9% lower than the first quarter of 2004. The current quarter provision represents an effective tax rate of 38.2%, compared to 38.8% and 37.7% for the first and fourth quarters of 2004, respectively.

The change from prior quarter in the provision for income taxes is primarily attributable to the effect of the $2.8 million securities losses, net of tax benefits of $2.1 million. The increase in the tax provision from the 2004 year-end is because of the larger impact of the $4.2 million writedown of securities, net of tax benefits of $3.0 million.


Classified Loans

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified" category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Other real estate owned is recorded at the lower of cost or market.

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):



                                                            At March 31,           At
                                                    --------------------------December 31,
                                                        2005         2004         2004
                                                    ---------------------------------------
Classified loans                                         $35,258      $22,965      $19,225
Other real estate owned                                        0           80            0
                                                    ---------------------------------------
Classified loans and other real estate owned             $35,258      $23,045      $19,225
                                                    =======================================
Allowance for loan losses /
 classified loans                                            170%         234%         282%


Classified loans at March 31, 2005, increased $12.3 million or 53.5% from a year ago, primarily due to the classified loans totaling $16.1 million acquired from REBC and new downgrades, partially reduced by upgrades, charge-offs and payoffs. Other real estate owned declined to none from $80 thousand at March 31, 2004, as a result of sale of a property in the second quarter of 2004. A $16.0 million or 83.4% increase in classified loans from December 31, 2004 was also largely due to the classified loans acquired from REBC and new downgrades, partially offset by payoffs, upgrades and chargeoffs. Other real estate owned remained zero, unchanged from December 31, 2004.


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

    The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):



                                               At March 31,           At
                                       --------------------------December 31,
                                           2005         2004         2004
                                       ---------------------------------------
Performing nonaccrual loans                  $6,550       $2,212       $4,071
Nonperforming, nonaccrual loans               1,766        5,045        2,970
                                       ---------------------------------------
   Total nonaccrual loans                     8,316        7,257        7,041

Loans 90 days past due and
  still accruing                                107          190           10
                                       ---------------------------------------
  Total nonperforming loans                   8,423        7,447        7,051

Other real estate owned                           0           80            0
                                       ---------------------------------------
  Total                                      $8,423       $7,527       $7,051
                                       =======================================
Allowance for loan losses /
  nonperforming loans                           711%         723%         768%


Performing nonaccrual loans at March 31, 2005 increased $4.3 million or 196.1% and $2.5 million or 60.9% from a year ago and December 31, 2004, respectively as a result of the $4.0 million performing nonaccrual loans acquired from REBC and new loans being placed on nonaccrual, partially reduced by charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual.

Nonperforming nonaccrual loans at March 31, 2005 decreased $3.3 million or 65.0% and $1.2 million or 40.5% from the previous year and December 31, 2004, respectively. The increase was due to the net result of loans being returned to accrual status or being charged off or paid off, partially offset by others being added to nonaccrual.

Changes in other real estate owned are discussed above under "Classified
Assets".

The Company had no restructured loans as of March 31, 2005, 2004 and December 31, 2004.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2005, if all such loans had been current in accordance with their original terms, was $124 thousand, compared to $120 thousand and $130 thousand, respectively, for the first and fourth quarters of 2004.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2005, totaled $165 thousand, compared to $64 thousand and $187 thousand, respectively, for the first and fourth quarters of 2004. These cash payments represent annualized yields of 10.15% for first three months of 2005 compared to 3.62% and 10.28%, respectively, for the first and the fourth quarter of 2004.

Total cash payments received, including those recorded in prior years, which were applied against the book balance of nonaccrual loans outstanding at March 31, 2005, totaled approximately $151 thousand, compared with $26 thousand and $34 thousand for the first and the fourth quarters of 2004, respectively.

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


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical loan loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions; the quality of lending management and staff; credit quality trends; concentrations of credit; and changing underwriting standards due to external competitive factors. Management considers the $59.9 million allowance for loan losses, which is equivalent to 2.21% of total loans at March 31, 2005, to be adequate as a reserve against losses as of Mach 31, 2005.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):


                                                   Three months ended
                                       ---------------------------------------
                                               March 31,
                                       --------------------------December 31,
                                           2005         2004         2004
                                       ---------------------------------------
Balance, beginning of period                $54,152      $53,910      $54,388

Loan loss provision                             300          750          600

Allowance acquired through merger             5,213            0            0
Loans charged off                              (599)      (1,558)      (1,596)
Recoveries of previously
   charged off loans                            793          732          760
                                       ---------------------------------------
  Net credit recoveries (losses)                194         (826)        (836)
                                       ---------------------------------------
Balance, end of period                      $59,859      $53,834      $54,152
                                       =======================================
Allowance for loan losses /
 loans outstanding                             2.21%        2.32%        2.35%


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

The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. This analysis calculated the difference between a NII forecast over a 12-month period using a stable interest rate scenario and a NII forecast using a rising or falling interest rate scenario with the Federal Funds rate serving as a "primary indicator." Based on economic conditions, interest rate levels, anticipated monetary policy and Management's judgment, at March 31, 2005, simulations were conducted with the Federal Funds rate rising by 200 basis points or declining by 100 basis points over the 12-month forecast interval triggering a response in the other rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk.

A variety of factors affect the timing and magnitude of interest rate changes such as general economic conditions, fiscal policy, monetary policy, political developments, terrorism, and a variety of other factors. Given current conditions, the Company is anticipating rising rates, although the timing and extent of increasing rates remains uncertain. The Company generally maintains an interest rate risk position near neutral, such that changing interest rates will not cause significant changes in net interest income.

Management reviewed its interest rate risk position, taking into account the acquisition of Redwood Empire Bancorp. In Management's judgment, the Company's interest rate risk exposure would be reduced through the sale of investment securities available for sale, with the proceeds from sale applied to reduce short-term borrowed funds. During the first quarter 2005, the Company sold $170.0 million of investment securities available for sale with a duration of
3.2 years and book yield of 3.29% at a realized loss of $4.9 million.

The following table summarizes the simulated change in NII (FTE), based on the 12-month period ending March 31, 2006 incorporating the acquisition of Redwood Empire Bancorp and the sale of investment securities described above:


Simulated Changes to Net Interest Income


                                                              Estimated Increase
                                                              (Decrease) in NII
                                                    ---------------------------------------
Twelve months ended March 31, 2006                    Estimated
Changes in Interest Rates (Basis Points)             NII Amount     Amount       Percent
(Dollars in millions)                               ---------------------------------------
+200                                                      $232.1        ($6.7)      (2.8%)
No change                                                  238.8          --           --
-100                                                       239.3          0.5        0.2%


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


Liquidity

The Company's principal source of asset liquidity is investment securities available for sale and principal payments from consumer loans. At March 31, 2005, investment securities available for sale totaled $719 million, representing a decrease of $213 million from December 31, 2004. The decrease is primarily attributable to the sale of investment securities available for sale, as described above. At March 31, 2005, residential real estate loans and indirect auto loans totaled $905 million, which were experiencing stable monthly principal payments of approximately $25 million. In addition, at March 31, 2005, the Company had customary lines for overnight borrowings from other financial institutions in excess of $500 million and a $35 million line of credit, under which $25.3 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 2005 and 2004 contributed to substantial operating cash flows of $32.6 million and $34.6 million, respectively. In 2005, operating activities provided a substantial portion of cash for $9.5 million in shareholder dividends, $3.2 million for repayment of long term debt and $20.4 million utilized to repurchase common stock. In 2004, operating activities provided a substantial portion of cash for $28.7 million of Company stock repurchases and $8.4 million in shareholder dividends.

In the first three months of 2005, investing activities generated $168.6 million, compared with $183.0 million in the same period of 2004. In the first quarter of 2005, the Company used net cash of $35.2 million for the REBC acquisition, which use had been largely facilitated in 2004 by reducing the allocation of operating cash flow used to repurchase and retire common stock.

In 2005, sales and maturities, net of purchases, of investment securities were $172.0 million, which were used to reduce short-term borrowings by $112.3 million. In 2004, the Company generated $183.0 million from its investing activities. Sales and maturities, net of purchases, of investment securities were $184.1 million, which were used to reduce short-term borrowings by $98.9 million and to prepay $85 million FHLB advances.

The Company anticipates maintaining its cash levels in 2005 mainly through increased profitability and retained earnings. It is anticipated that loan demand will increase moderately in 2005, although such demand will be dictated by economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand through the end of 2005. Depending on economic conditions, interest rate levels, and a variety of other conditions, excess deposit growth may be used to purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding consumer confidence, possible terrorist attacks, the war in Iraq, and uncertainty in the general economic environment, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue in 2005.

Westamerica Bancorporation ("the Parent Company") is separate and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends to its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company's revenues are obtained from service fees and dividends received from the Bank. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases shares of its common stock in the open market pursuant to stock repurchase plans approved by the Board with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. In addition, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 372 thousand shares in the first quarter of 2005, 574 thousand shares in the first quarter of 2004, and 242 thousand in the fourth quarter of 2004.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $437.6 million at March 31, 2005. This amount, which is reflective of the effect of proceeds of $90.9 million from the issuance of stock in connection of the REBC acquisition and the generation of earnings, offset by common stock repurchases and dividends paid to shareholders, represents an increase of $99.0 million or 29.2% from a year ago, and an increase of $79.0 million or 22.0% from December 31, 2004. Due to an increase in shareholders' equity, the Company's ratio of equity to total assets rose to 8.43% at March 31, 2005, from 7.65% a year ago and 7.57% on December 31, 2004.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                                At March 31,          At         Minimum
                                       --------------------------December 31,  Regulatory
                                           2005         2004         2004      Requirement
                                       ----------------------------------------------------
Tier I Capital                                 8.94%        9.89%       11.09%        4.00%
Total Capital                                 10.28%       11.25%       12.46%        8.00%
Leverage ratio                                 6.12%        6.63%        7.03%        4.00%


The risk-based capital ratios declined at March 31, 2005, compared with the first and fourth quarters of 2004, due to the REBC acquisition. Equity issued in the acquisition of $90.9 million was more than offset by the intangible assets that were recorded, thereby decreasing Tier I and Total Capital. Conversely, risk-weighted assets increased, resulting in lower capital ratios.

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


Item 4. Controls and Procedures

The Company's principal executive officer and the person performing the functions of the Company's principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2005. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (a) None

    (b) None

    (c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2005 (in thousands, except per share data).


                                                             (c)          (d)
                                                           Total      Maximum
                                                          Number       Number
                                                       of Shares    of Shares
                                                (b)    Purchased     that May
                                   (a)      Average   as Part of       Yet Be
                                 Total        Price     Publicly    Purchased
                             Number of         Paid    Announced    Under the
                                Shares          per        Plans     Plans or
                     Period  Purchased        Share or Programs*     Programs
                --------------------------------------------------------------
                January 1
                through
                January 31         127       $57.42          128        1,628
                --------------------------------------------------------------

                February 1
                through
                February 28          1        52.99            1        1,627
                --------------------------------------------------------------

                March 1
                through
                March 31           244        53.13          243        1,383
                --------------------------------------------------------------

                Total              372       $54.60          372        1,383
                ==============================================================


* Includes 3, 1 and 6 shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the first quarter of 2005 pursuant to a program approved by the Board of Directors on August 27, 2004 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2005. The 2004 approved amount included 645,429 remaining shares available to be repurchased under the 2003 plan.

Item 3. Defaults upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

  (aExhibit 11: Computation of Earnings Per Share on Common
                   and Common Equivalent Shares and on Common
                   Shares Assuming Full Dilution

    Exhibit 31.1:  Certification of Chief Executive
                     Officer pursuant to Securities
                     Exchange Act Rule 13a-14(a)/15d-14(a)

    Exhibit 31.2:  Certification of Chief Financial
                     Officer pursuant to Securities
                     Exchange Act Rule 13a-14(a)/15d-14(a)

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



                                                    WESTAMERICA BANCORPORATION
                                                    (Registrant)



May 10, 2005                                        /s/ DENNIS R. HANSEN
------------                                        --------------------
Date                                                Dennis R. Hansen
                                                    Senior Vice President
                                                    and Controller
                                                    (Chief Accounting Officer)