Form 10-Q
period 2005-06-30
WESTAMERICA BANCORPORATION
filed 2005-08-09
CIK 311094

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549



                                   FORM 10-Q



                 Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                          For Quarter Ended June 30, 2005

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

                      Yes [ x ]                  No [    ]


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

            Title  of  Class             Shares outstanding as of August 2, 2005

              Common Stock,                             32,465,538
              No Par Value

                                TABLE OF CONTENTS


                                                                                    Page
                                                                                      ----
Forward Looking Statements                                                                 2

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements                                                          3

    Notes to Unaudited Condensed Consolidated Financial Statements                         7

    Financial Summary                                                                      9

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    10

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk                   24

    Item 4 - Controls and Procedures                                                      24

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                            25

    Item 2 - Unregistered Sales of Equity Securities and Use of proceeds                  25

    Item 3 - Defaults upon Senior Securities                                              25

    Item 4 - Submission of Matters to a Vote of Security Holders                          25

    Item 5 - Other Information                                                            26

    Item 6 - Exhibits                                                                     26

    Exhibit 11 - Computation of Earnings Per Share                                        28

    Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
                       Securities Exchange Act Rule 13a-14(a)/15d-14(a)                   29

    Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
                       Securities Exchange Act Rule 13a-14(a)/15d-14(a)                   30

    Exhibit 32.1 - Certification Required by 18 U.S.C. Section 1350                       31

    Exhibit 32.2 - Certification Required by 18 U.S.C. Section 1350                       32


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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             WESTAMERICA BANCORPORATION
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                   (unaudited)


                                                             At June 30,             At
                                                      --------------------------December 31,
                                                          2005         2004         2004
                                                      ---------------------------------------
Assets:
  Cash and cash equivalents                               $194,749     $185,522     $126,153
  Money market assets                                          540          534          534
  Investment securities available for sale                 691,609    1,024,798      931,710
  Investment securities held to maturity,
    with market values of:
     $1,358,083 at June 30, 2005                         1,349,555
       $949,257 at June 30, 2004                                        960,522
     $1,265,986 at December 31, 2004                                               1,260,832
  Loans, gross                                           2,687,566    2,319,255    2,300,230
  Allowance for loan losses                                (59,862)     (53,949)     (54,152)
                                                      ---------------------------------------
    Loans, net of allowance for loan losses              2,627,704    2,265,306    2,246,078
  Other real estate owned                                       40            0            0
  Premises and equipment, net                               34,864       35,343       35,223
  Identifiable intangibles                                  28,297        3,166        2,894
  Goodwill                                                 124,122       18,996       18,996
  Interest receivable and other assets                     139,613      117,624      114,848
                                                      ---------------------------------------
    Total Assets                                        $5,191,093   $4,611,811   $4,737,268
                                                      =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                 $1,377,680   $1,272,278   $1,273,825
    Interest bearing:
      Transaction                                          614,246      569,575      591,593
      Savings                                            1,114,631    1,072,701    1,091,981
      Time                                                 726,283      590,875      626,220
                                                      ---------------------------------------
    Total deposits                                       3,832,840    3,505,429    3,583,619
  Short-term borrowed funds                                828,280      712,553      735,423
  Debt financing and notes payable                          40,354       21,429       21,429
  Liability for interest, taxes and
    other expenses                                          50,002       42,605       38,188
                                                      ---------------------------------------
    Total Liabilities                                    4,751,476    4,282,016    4,378,659
                                                      ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         32,593 at June 30, 2005                           316,680
         31,784 at June 30, 2004                                        221,896
         31,640 at December 31, 2004                                                 227,829
  Deferred compensation                                      2,423        2,146        2,146
  Accumulated other comprehensive income:
     Unrealized gain (loss) on securities
          available for sale, net                            8,185       (1,416)       9,638
  Retained earnings                                        112,329      107,169      118,996
                                                      ---------------------------------------
    Total Shareholders' Equity                             439,617      329,795      358,609
                                                      ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                          $5,191,093   $4,611,811   $4,737,268
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


                             WESTAMERICA BANCORPORATION
              CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                    (unaudited)


                                                           Three months ended        Six months ended
                                                                June 30,                  June 30,
                                                      ----------------------------------------------------
                                                          2005         2004         2005         2004
                                                      ----------------------------------------------------
Interest Income:
  Loans                                                    $39,941      $33,403      $74,874      $67,425
  Money market assets and funds sold                             1            0            1            1
  Investment securities available for sale
    Taxable                                                  4,760        8,035       10,878       19,410
    Tax-exempt                                               3,313        3,644        6,665        7,518
  Investment securities held to maturity
    Taxable                                                  7,264        3,833       14,553        4,600
    Tax-exempt                                               6,177        4,356       11,788        8,728
                                                      ----------------------------------------------------
    Total interest income                                   61,456       53,271      118,759      107,682
                                                      ----------------------------------------------------
Interest Expense:
  Transaction deposits                                         340          124          602          236
  Savings deposits                                             970          992        1,834        2,102
  Time deposits                                              4,144        1,878        7,375        3,808
  Short-term borrowed funds                                  4,655        1,285        8,224        2,416
  Federal Home Loan Bank advance                                 0            2            0          897
  Notes payable                                                637          316        1,067          652
                                                      ----------------------------------------------------
    Total interest expense                                  10,746        4,597       19,102       10,111
                                                      ----------------------------------------------------
Net Interest Income                                         50,710       48,674       99,657       97,571
                                                      ----------------------------------------------------
Provision for loan losses                                      300          750          600        1,500
                                                      ----------------------------------------------------
Net Interest Income After
  Provision For Loan Losses                                 50,410       47,924       99,057       96,071
                                                      ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                        7,542        7,360       14,469       14,228
  Merchant credit card                                       2,417          909        3,715        1,735
  Debit card                                                   811          638        1,509        1,187
  Financial services commissions                               339          360          619          547
  Trust fees                                                   309          258          583          508
  Mortgage banking                                              67          131          167          263
  Securities gains (losses)                                      0          395       (4,903)       2,183
  Loss on extinguishment of debt                                 0         (390)           0       (2,204)
  Other                                                      3,994        2,000        6,515        4,079
                                                      ----------------------------------------------------
  Total Noninterest Income                                  15,479       11,661       22,674       22,526
                                                      ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                             13,624       13,332       26,784       26,858
  Occupancy                                                  3,230        2,944        6,181        5,892
  Data processing                                            1,539        1,521        3,087        3,038
  Equipment                                                  1,313        1,273        2,544        2,435
  Amortization of intangibles                                1,092          136        1,497          272
  Courier service                                              964          888        1,890        1,772
  Professional fees                                            604          511        1,324          921
  Other                                                      4,391        4,385        8,591        8,794
                                                      ----------------------------------------------------
  Total Noninterest Expense                                 26,757       24,990       51,898       49,982
                                                      ----------------------------------------------------
Income Before Income Taxes                                  39,132       34,595       69,833       68,615
                                                      ----------------------------------------------------
  Provision for income taxes                                11,218        9,951       19,185       19,657
                                                      ----------------------------------------------------
Net Income                                                 $27,914      $24,644      $50,648      $48,958
                                                      ====================================================
Comprehensive Income:
  Change in unrealized gain on
   securities available for sale, net                        4,674      (22,629)      (1,453)     (14,607)
                                                      ----------------------------------------------------
Comprehensive Income                                       $32,588       $2,015      $49,195      $34,351
                                                      ====================================================

Average Shares Outstanding                                  32,759       31,760       32,393       31,906
Diluted Average Shares Outstanding                          33,364       32,343       33,024       32,502

Per Share Data:
  Basic Earnings                                             $0.85        $0.78        $1.56        $1.53
  Diluted Earnings                                            0.84         0.76         1.53         1.51
  Dividends Paid                                              0.30         0.28         0.60         0.54

See accompanying notes to unaudited condensed consolidated financial statements.


                             WESTAMERICA BANCORPORATION
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (In thousands)
                                   (unaudited)


                                                                                 Accumulated
                                                                                   Compre-
                                                         Common      Deferred      hensive     Retained
                                            Shares        Stock    Compensation    Income      Earnings       Total
                                         ------------------------------------------------------------------------------
Balance, December 31, 2003                     32,287     $218,461       $1,824      $13,191     $106,895     $340,371
  Net income for the period                                                                        48,958       48,958
  Stock issued for stock options                  214        6,166                                               6,166
  Stock option tax benefits                                  1,826                                               1,826
  Restricted stock activity                        16          467          322                                    789
  Purchase and retirement of stock               (733)      (5,024)                               (31,399)     (36,423)
  Dividends                                                                                       (17,285)     (17,285)
  Unrealized gain on securities
    available for sale, net                                                          (14,607)                  (14,607)
                                         ------------------------------------------------------------------------------
Balance, June 30, 2004                         31,784     $221,896       $2,146      ($1,416)    $107,169     $329,795
                                         ==============================================================================

Balance, December 31, 2004                     31,640     $227,829       $2,146       $9,638     $118,996     $358,609
  Net income for the period                                                                        50,648       50,648
  Stock issued and stock options assumed for
    acquisition of Redwood Empire Bancorp       1,639       89,538                                              89,538
  Stock issued for stock options                  156        4,700                                               4,700
  Stock option tax benefits                                  1,293                                               1,293
  Restricted stock activity                        21          797          277                                  1,074
  Purchase and retirement of stock               (863)      (7,477)                               (38,022)     (45,499)
  Dividends                                                                                       (19,293)     (19,293)
  Unrealized loss on securities
    available for sale, net                                                           (1,453)                   (1,453)
                                         ------------------------------------------------------------------------------
Balance, June 30, 2005                         32,593     $316,680       $2,423       $8,185     $112,329     $439,617
                                         ==============================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                             WESTAMERICA BANCORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (unaudited)


                                                                                    For the six months
                                                                                      ended June 30,
                                                                                    2005         2004
                                                                                --------------------------
Operating Activities:
  Net income                                                                         $50,648      $48,958
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                                       2,067        1,917
    Amortization of intangibles and other assets                                       2,414        1,148
    Loan loss provision                                                                  600        1,500
    Amortization of deferred net loan fees                                                23           21
    (Increase) decrease in interest income receivable                                   (617)       2,401
    Increase in other assets                                                          (5,967)      (4,391)
    Increase in income taxes payable                                                     512          694
    Increase (decrease) in interest expense payable                                    1,251         (462)
    (Decrease) increase in other liabilities                                          (5,659)       3,115
    Loss (gain) on sales of investment securities                                      4,903       (2,183)
    Loss on extinguishment of debt                                                         0        2,204
    Writedown of equipment                                                                 6            9
    Gain on sale of real estate                                                       (1,331)           0
    Gain on sales of other assets                                                       (800)           0
    Originations of loans for resale                                                    (425)      (3,562)
    Proceeds from sale of loans originated for resale                                    426        3,534
    Net gain on sale of other real estate owned
     in satisfaction of debt                                                               0         (231)
                                                                                --------------------------
Net Cash Provided by Operating Activities                                             48,051       54,672
                                                                                --------------------------
Investing Activities:
  Net cash used in mergers and acquisitions                                          (35,210)           0
  Net repayments of loans                                                             52,145        2,618
  Purchases of investment securities available for sale                                    0      (76,027)
  Purchases of investment securities held to maturity                               (147,085)    (494,486)
  Net (purchases)sales of FRB/FHLB stock                                              (2,943)       6,331
  Purchases of property, plant and equipment                                            (793)      (1,521)
  Proceeds from maturity of securities available for sale                             67,386      243,046
  Proceeds from maturity of securities held to maturity                               67,990       56,558
  Proceeds from sale of securities available for sale                                196,109      199,185
  Proceeds from sale of property and equipment                                             0            0
  Proceeds from sale of real estate                                                    1,752            0
  Proceeds from sale of other real estate owned                                            0          321
                                                                                --------------------------
Net Cash Provided (Used) by Investing Activities                                     199,351      (63,975)
                                                                                --------------------------
Financing Activities:
  Net (decrease) increase in deposits                                               (120,760)      41,438
  Net increase in short-term borrowings                                                5,459      121,906
  Repayments to the Federal Home Loan Bank                                                 0     (107,204)
  Repayments of notes payable                                                         (3,264)      (3,214)
  Exercise of stock options                                                            4,551        5,979
  Repurchases/retirement of stock                                                    (45,499)     (36,423)
  Dividends paid                                                                     (19,293)     (17,285)
                                                                                --------------------------
Net Cash (Used) Provided in Financing Activities                                    (178,806)       5,197
                                                                                --------------------------
Net Increase (Decrease) In Cash and Cash Equivalents                                  68,596       (4,106)
                                                                                --------------------------
Cash and Cash Equivalents at Beginning of Period                                     126,153      189,628
                                                                                --------------------------
Cash and Cash Equivalents at End of Period                                          $194,749     $185,522
                                                                                ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                           $40           $0

Supplemental Disclosure of Cash Flow Activity:
  Unrealized loss on securities available for sale, net                              ($1,453)    ($14,607)
  Interest paid for the period                                                        20,962        9,649
  Income tax payments for the period                                                  18,788       18,850
  Income tax benefit from stock option exercises                                       1,293        1,826

The acquisition of Redwood Empire Bancorp involved
  the following:
  Cash issued                                                                         57,128           --
  Common stock issued                                                                 89,538           --
  Liabilities assumed                                                                504,901           --
  Fair value of assets acquired, other than cash and cash equivalents               (495,596)          --
  Core deposit intangible                                                            (16,600)          --
  Customer based intangible - merchant draft processing                              (10,300)          --
  Goodwill                                                                          (107,153)          --
  Net cash and cash equivalent received                                               21,919           --


See accompanying notes to unaudited condensed consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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


Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the six months ended June 30, 2005. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the second quarter of 2005, no such adjustments were recorded.

In connection with the acquisition of Redwood Empire Bancorp ("REBC") in the first quarter of 2005, the Company recorded goodwill and identifiable intangibles of $109 million and $27 million, respectively, in accordance with the purchase method of accounting. The following table summarizes the Company's goodwill and identifiable intangible assets, as of January 1 and June 30 for 2005 and 2004 (dollars in thousands). In the second quarter of 2005 goodwill relating to the REBC acquisition was reduced by $3,381, of which $2,027 represents the premium received on the required divestiture of a former REBC branch office in Lake County. The balance of the adjustment related to stock options issued in connection with the acquisition.


                                              At                                     At
                                          January 1,                              June 30,
                                             2005       Additions   Reductions      2005
                                         ----------------------------------------------------
Goodwill                                      $22,968     $108,507      ($3,381)    $128,094
Accumulated Amortization                       (3,972)           0            0       (3,972)
                                         ----------------------------------------------------
Net                                           $18,996     $108,507      ($3,381)    $124,122
                                         ====================================================

Core Deposit Intangibles                       $7,783      $16,600           $0      $24,383
Accumulated Amortization                       (4,889)           0         (880)      (5,769)
Merchant Draft Processing Intangible                0       10,300            0       10,300
Accumulated Amortization                            0            0         (617)        (617)
                                         ----------------------------------------------------
Net                                            $2,894      $26,900      ($1,497)     $28,297
                                         ====================================================

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
                                         ====================================================


At June 30, 2005, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2005 and annually through 2010 is $1,199, $2,279, $2,153, $2,021, $1,859, and $1,638,
respectively. The weighted average amortization period for core deposit intangibles is 13.06 years.

At June 30, 2005, the estimated aggregate amortization of merchant draft processing intangible, in thousands of dollars, for the remainder of 2005 and annually through 2010 is $924, $1,808, $1,500, $1,200, $962, and $774,
respectively. The amortization period for merchant draft processing intangibles is 12.67 years.

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


                                         For the three months ended    Six months ended
                                                   June 30,              June 30,
                                         ----------------------------------------------------
                                             2005         2004         2005         2004
                                         ----------------------------------------------------
                                               (In thousands, except per share data)
Compensation cost based on fair
    value method, net of tax effect              $487         $526         $974       $1,052

Net income:
    As reported                               $27,914      $24,644      $50,648      $48,958
    Pro forma                                 $27,427      $24,118      $49,674      $47,906

Basic earnings per share:
    As reported                                 $0.85        $0.78        $1.56        $1.53
    Pro forma                                    0.84         0.76         1.53         1.50

Diluted earnings per share:
    As reported                                 $0.84        $0.76        $1.53        $1.51
    Pro forma                                    0.82         0.75         1.50         1.47


SFAS 123 was revised in December, 2004 to require that, effective for periods beginning after June 15, 2005, the Company begin using the fair market value method for valuing and accounting for stock options. On April 14, 2005 the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates and allows companies to implement Statement No. 123R at the beginning of their next fiscal year. The Company expects to apply the new requirements in 2006 on a modified retrospective basis, in which prior period financial statements will be adjusted to give effect to the fair-value-based method consistent with the above pro-forma amounts. Management expects that the effect of implementation will be to increase annual compensation expense in 2005 by approximately $3.4 million and decrease annual net income by approximately $2.0 million.

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

The following table sets forth the net periodic post retirement benefit costs for the six months ended June 30.


                                          For the six months ended
                                                 June 30,
                                         --------------------------
                                             2005         2004
                                         --------------------------
                                               (In thousands)
Service cost                                     $139          $95
Interest cost                                     105           98
Amortization of unrecognized
  transition obligation                            31           31
                                         --------------------------
Net periodic cost                                $275         $224
                                         ==========================

The Company does not contribute to any post-retirement benefit plans.


                             WESTAMERICA BANCORPORATION
                                 Financial Summary
                        (In thousands, except per share data)



                                                          Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                      ----------------------------------------------------
                                                          2005         2004         2005         2004
                                                      ----------------------------------------------------
    Net Interest Income (FTE)**                            $57,023      $54,271     $112,043     $108,877
    Provision for Loan Losses                                 (300)        (750)        (600)      (1,500)
    Noninterest Income:
      Securities gains (losses)                                  0          395       (4,903)       2,183
      Loss on extinguishment of debt                             0         (390)           0       (2,204)
      Deposit service charges and other                     15,479       11,656       27,577       22,547
    Total noninterest income                                15,479       11,661       22,674       22,526
    Noninterest Expense                                    (26,757)     (24,990)     (51,898)     (49,982)
    Provision for income taxes (FTE)**                     (17,531)     (15,548)     (31,571)     (30,963)
                                                      ----------------------------------------------------
    Net Income                                             $27,914      $24,644      $50,648      $48,958
                                                      ====================================================

    Average Shares Outstanding                              32,759       31,760       32,393       31,906
    Diluted Average Shares Outstanding                      33,364       32,343       33,024       32,502
    Shares Outstanding at Period End                        32,593       31,784       32,593       31,784

    As Reported:
      Basic Earnings Per Share                               $0.85        $0.78        $1.56        $1.53
      Diluted Earnings Per Share                             $0.84        $0.76        $1.53        $1.51
      Return On Assets                                        2.17%        2.21%        2.04%        2.20%
      Return On Equity                                       25.99%       31.11%       25.39%       30.82%
      Net Interest Margin (FTE)**                             4.84%        5.21%        4.87%        5.24%
      Net Loan (Recoveries) Losses to Average Loans           0.04%        0.11%        0.01%        0.13%
      Efficiency Ratio*                                       36.9%        37.9%        38.5%        38.0%

    Average Balances:
      Total Assets                                      $5,170,029   $4,482,261   $5,017,331   $4,466,967
      Earning Assets                                     4,719,635    4,177,358    4,619,282    4,167,210
      Total Gross Loans                                  2,670,663    2,268,989    2,522,686    2,275,444
      Total Deposits                                     3,906,875    3,489,250    3,811,714    3,463,399
      Shareholders' Equity                                 430,796      318,560      402,212      319,475

    Balances at Period End:
      Total Assets                                      $5,191,093   $4,611,811
      Earning Assets                                     4,743,636    4,311,562
      Total Gross Loans                                  2,687,566    2,319,255
      Total Deposits                                     3,832,840    3,505,429
      Shareholders' Equity                                 439,617      329,795

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                      2.23%        2.33%
      Book Value Per Share                                  $13.49       $10.38
      Equity to Assets                                        8.47%        7.15%
      Total Capital to Risk Adjusted Assets                  10.37%       11.78%

    Dividends Paid Per Share                                 $0.30        $0.28        $0.60        $0.54
    Dividend Payout Ratio                                       36%          37%          39%          36%

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

  **Fully taxable equivalent


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported second quarter 2005 net income of $27.9 million or $.84 diluted earnings per share. These results compare to net income of $24.6 million or $0.76 per share for the same period of 2004.

On a year-to-date basis, the Company reported net income for the six months ended June 30, 2005 of $50.6 million or diluted earnings per share of $1.53, compared with $49.0 million or $1.51 per share for the same period of 2004.

The second quarter of 2005 represents the first full quarter of operations following the March 1, 2005 acquisition of Redwood Empire Bancorp ("REBC"). The acquisition contributed to higher noninterest income including $1.5 million in revenue from the acquired REBC's merchant card processing unit. The second quarter of 2005 noninterest income also included a $1.3 million gain on sale of real estate.

During the second quarter of 2005, the Company sold a branch in Lake County with approximately $34 million in deposits, as required by the Federal Reserve in connection with its approval of the REBC acquisition. A premium of $2.0 million on the sale of the branch was recorded as a reduction of goodwill associated with the purchase of REBC.

Following is a summary of the components of net income for the periods indicated (dollars in thousands):


                                                          Three months ended         Six months ended
                                                               June 30,                  June 30,
                                                      ----------------------------------------------------
                                                          2005         2004         2005         2004
                                                      ----------------------------------------------------
    Net interest income (FTE)                              $57,023      $54,271     $112,043     $108,877
    Provision for loan losses                                 (300)        (750)        (600)      (1,500)
    Noninterest income                                      15,479       11,661       22,674       22,526
    Noninterest expense                                    (26,757)     (24,990)     (51,898)     (49,982)
    Provision for income taxes (FTE)                       (17,531)     (15,548)     (31,571)     (30,963)
                                                      ----------------------------------------------------
    Net income                                             $27,914      $24,644      $50,648      $48,958
                                                      ====================================================

    Average diluted shares                                  33,364       32,343       33,024       32,502

    Diluted earnings per share                               $0.84        $0.76        $1.53        $1.51

    Average total assets                                 5,170,029    4,482,261    5,017,331    4,466,967

    Net income (annualized) to average total assets           2.17%        2.21%        2.04%        2.20%


Net income for the second quarter of 2005 was $3.3 million or 13.3% more than the same quarter of 2004, primarily attributable to growth in net interest income (FTE) and higher noninterest income, partially offset by increases in noninterest expense and higher income taxes. The increase in net interest income (FTE) (up $2.8 million or 5.1%) was the net result of growth of average interest-earning assets largely due to the REBC acquisition and higher yields on those assets, partially reduced by higher funding costs and lower loan fee income. The loan loss provision decreased $450 thousand or 60.0% from a year ago, reflecting Management's assessment of credit risk for the loan portfolio. Noninterest income increased $3.8 million or 32.7% mainly due to $1.5 million in income from the REBC's merchant credit card unit, a $1.3 million gain on sale of real estate and growth in deposit fee income. Noninterest expense increased $1.8 million or 7.1% largely due to an increase in amortization of intangibles related to the REBC acquisition. The provision for income taxes (FTE) increased $2.0 million or 12.8% primarily due to higher profitability.

Comparing the first six months of 2005 to the prior year, net income increased $1.7 million or 3.5%, mostly due to higher net interest income (FTE) and lower loan loss provision, partly offset by losses on sales of securities, increases in noninterest expense and an increased tax provision. The higher net interest income (FTE) was mainly caused by growth of average interest-earning assets from the REBC acquisition, partially offset by lower yields, the effect of one less accrual day and higher funding costs. The loan loss provision decreased $900 thousand or 60.0% to reflect Management's view on credit risk. Noninterest expense rose $1.9 million or 3.8% mainly due to an increase in amortization of intangibles. The income tax provision (FTE) increased $608 thousand or 2.0% primarily due to higher profitability.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                             Three months ended         Six months ended
                                                  June 30,                  June 30,
                                         ----------------------------------------------------
                                             2005         2004         2005         2004
                                         ----------------------------------------------------
    Interest and fee income                   $61,456      $53,271     $118,759     $107,682
    Interest expense                          (10,746)      (4,597)     (19,102)     (10,111)
    FTE adjustment                              6,313        5,597       12,386       11,306
                                         ----------------------------------------------------
      Net interest income (FTE)               $57,023      $54,271     $112,043     $108,877
                                         ====================================================

    Average earning assets                 $4,719,635   $4,177,358   $4,619,282   $4,167,210

    Net interest margin (FTE)                    4.84%        5.21%        4.87%        5.24%


The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) increased during the second quarter of 2005 by $2.8 million or 5.1% from the same period in 2004 to $57.0 million, mainly due to growth of average earning assets (up $542 million), primarily due to the REBC acquisition, and higher yields on those assets (up 12 basis points "bp"), partially offset by higher rates paid on interest-bearing liabilities (up 66 bp), a higher volume of those liabilities (up $436 million), also primarily due to the REBC acquisition, and lower loans fees (down $259 thousand).

Comparing the first six months of 2005 with the same period of 2004, net interest income (FTE) increased $3.2 million or 2.9%, primarily due to higher average earning assets including the acquisition (up $452 million), partially offset by lower yields on those assets (down 2 bp), the $363 thousand effect of one less accrual day, higher rates paid on interest-bearing liabilities (up 49 bp) and a higher volume of those liabilities (up $344 million).


Interest and Fee Income

Interest and fee income (FTE) for the second quarter of 2005, including revenue from the earning assets acquired from REBC, rose $8.9 million or 15.1% from the same period in 2004. The increase was caused by higher average earning assets (up $542 million), mostly due to the REBC acquisition, and higher yields on average earning assets (up 12 bp), partially offset by lower loan fees (down $259 thousand).

The average earning asset increase of $542 million for the second quarter of 2005 compared to the same period in 2004 was substantially attributable to a $402 million increase in the loan portfolio. Growth in commercial real estate loans (up $178 million), residential real estate loans (up $135 million), commercial loans (up $58 million) and construction loans (up $43 million) were partially offset by a $20 million decline in indirect consumer loans.

Average total investments grew $141 million for the second quarter of 2005 compared with the same period in 2004 primarily due to increases in municipal securities (up $168 million) and mortgage backed securities and collateralized mortgage obligations (up $129 million), reduced by declines in U.S. government sponsored entity obligations (down $127 million) and preferred stock & corporate securities (down $29 million).

The average yield on the Company's earning assets, excluding loan fee income, increased from 5.59% in the second quarter of 2004 to 5.71% in the same period in 2005 (up 12 bp). The composite yield on loans, excluding loan fees, rose 11 bp to 6.14%. Increases in commercial loans (up 87 bp) and personal credit lines (up 137 bp) were partially offset by declines in yields on commercial real estate loans (down 31 bp) and indirect consumer loans (down 50 bp).

The investment portfolio yield increased 11 bp to 5.16%, mainly caused by increases in the yield on preferred stock & corporate securities (up 85 bp) and mortgage backed securities and collateralized mortgage obligations (up 15 bp), partially offset by a 39 bp decline in municipal securities.

Comparing the first two quarters of 2005 with the corresponding period a year ago, interest and fee income (FTE) was up $3.2 million or 2.9%. The increase largely resulted from a higher volume of earning assets, partially offset by lower yields on those assets and the effect of one less accrual day.

Average earning assets increased $452 million or 10.8% for the first half of 2005 compared with the same period of 2004, due to loan growth from the REBC acquisition and an increase in investments. The loan portfolio grew $247 million, the net result of increases in commercial real estate loans (up $91 million), residential real estate loans (up $105 million), commercial loans (up $38 million), construction loans (up $25 million), and a $17 million decline in indirect consumer loans. Investments rose $205 million due to growth in municipal securities (up 140 million) and mortgage backed securities and collateralized mortgage obligations (up $161 million), partially offset by decreases in preferred stock & corporate securities (down $40 million) and U.S. government sponsored entity obligations (down $57 million).

The average yield on earning assets excluding loan fees for the first half of 2005 was 5.66% compared with 5.68% in the corresponding period of 2004. The investment portfolio yield fell by 6 bp. The decrease resulted mostly from lower yields on municipal securities (down 40 bp) and U.S. government sponsored entity obligations (down 9 bp), net of increases in mortgage backed securities and collateralized mortgage obligations (up 20 bp) and preferred stock & corporate securities (up 23 bp).

The loan portfolio yield excluding loan fees for the first half of 2005 compared with the same period of 2004 was higher by 2 bp, due to increases in commercial loans (up 67 bp) and personal credit lines (up 121 bp), partially offset by lower yields on indirect consumer loans (down 59 bp) and commercial real estate loans (down 21 bp).


Interest Expense

Interest expense in the second quarter of 2005, including expense of liabilities acquired from REBC acquisition, increased $6.1 million or 133.8% compared with the same period in 2004. The increase was attributable to higher rates paid on the interest-bearing liabilities and growth in those liabilities.

The average rate paid on interest-bearing liabilities increased from 0.64% in the second quarter of 2004 to 1.30% in the same quarter of 2005. Rates paid on most liabilities moved with general market conditions. The average rate on federal funds purchased rose 195 bp. The average long term debt rate increased 41 bp due to assumption of $23 million of REBC's subordinated debentures. Rates on deposits increased as well, including those on CDs over $100 thousand, which rose 125 bp; and on retail CDs, which went up by 60 bp. An 8 bp decline in money market saving accounts partially offset the increase.

Interest-bearing liabilities grew $436 million or 15.2% for the second quarter of 2005 over the same period of 2004. Federal funds purchases increased $261 million. Long-term debt increased $18.9 million, the net result of assumption of REBC's debt and an annual principal repayment. Most categories of deposits grew including CDs over $100 thousand (up $108 million), retail CDs (up $34 million) and money market savings (up $55 million). These increases were partially reduced by a $130 million decline in other short-term borrowings.

Comparing the first half of 2005 to the corresponding period of 2004, interest expense rose $9.0 million or 88.9%, due to higher rates paid on interest-bearing liabilities and growth of such liabilities.

Rates paid on liabilities averaged 1.19% during the first six months of 2005 compared to 0.70% in the first six months of 2004. Rates on most interest-bearing liabilities moved up with the general trend in the market. Federal funds purchased rose 173 bp. Rates on most deposits were also higher:
CDs over $100 thousand which rose 108 bp, retail CDs which increased by 52 bp, and regular savings which increased by 8 bp. A 14 bp decline in the average rate on money market savings accounts partially offset the increase.

Interest-bearing liabilities grew $344.0 million or 12.0% over the first half of 2004. Federal funds purchased rose $207 million and long-term debt increased $12 million. CDs over $100 thousand, retail CDs and money market savings increased $87 million, $11 million and $57 million, respectively. These increases were partially offset by a $56 million decrease in other short-term borrowings and a $48 million decline in average FHLB advances due to prepayments.

In all periods, the Company has attempted to continue increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                             Three months ended         Six months ended
                                                  June 30,                  June 30,
                                         ----------------------------------------------------
                                             2005         2004         2005         2004
                                         ----------------------------------------------------
    Yield on earning assets                      5.75%        5.65%        5.70%        5.73%
    Rate paid on interest-bearing
      liabilities                                1.30%        0.64%        1.19%        0.70%
                                         ----------------------------------------------------
      Net interest spread                        4.45%        5.01%        4.51%        5.03%

    Impact of all other net
      noninterest bearing funds                  0.39%        0.20%        0.36%        0.21%
                                         ----------------------------------------------------
        Net interest margin                      4.84%        5.21%        4.87%        5.24%
                                         ====================================================


During the second quarter of 2005, the net interest margin declined 37 bp compared to the same period in 2004. Rates paid on interest-bearing liabilities climbed faster than yields on earning assets, resulting in a 56 bp decline in net interest spread. The decline in the net interest spread was partially mitigated by the higher value of noninterest bearing funding sources. While the average balance of these sources increased $12 million or 1.4%, their value increased 19 bp because of the higher market rates of interest at which they could be invested.

The net interest margin in the first half of 2005 declined by 37 bp when compared with the same period of 2004. Earning asset yields declined 3 bp and the cost of interest-bearing liabilities rose by 49 bp, resulting in a 52 bp decrease in the interest spread. Noninterest bearing funding sources increased $30 million or 3.5%, their margin contribution increased by 15 bp.

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


                                                               For the three months ended
                                                                   June 30, 2005
                                                      ---------------------------------------
                                                                     Interest       Rates
                                                         Average      Income/      Earned/
                                                         Balance      Expense       Paid
                                                      ---------------------------------------
    Assets:
    Money market assets and funds sold                        $664           $1         0.60%
    Investment securities:
      Available for sale
        Taxable                                            444,661        4,760         4.28%
        Tax-exempt                                         266,299        4,873         7.32%
      Held to maturity
        Taxable                                            731,214        7,264         3.97%
        Tax-exempt                                         606,134        9,523         6.28%
    Loans:
      Commercial:
        Taxable                                            394,956        6,921         7.03%
        Tax-exempt                                         249,472        4,132         6.64%
      Commercial real estate                               956,931       16,905         7.09%
      Real estate construction                              80,254        1,446         7.23%
      Real estate residential                              496,133        5,589         4.51%
      Consumer                                             492,917        6,355         5.17%
                                                      --------------------------
        Total loans                                      2,670,663       41,348         6.21%
                                                      --------------------------
        Total earning assets                             4,719,635       67,769         5.75%
    Other assets                                           450,394
                                                      -------------
        Total assets                                    $5,170,029
                                                      =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                        $1,387,984          $--           --
      Savings and interest-bearing
        transaction                                      1,763,669        1,310         0.30%
      Time less than $100,000                              307,118        1,542         2.01%
      Time $100,000 or more                                448,104        2,602         2.33%
                                                      --------------------------
         Total interest-bearing deposits                 2,518,891        5,454         0.87%
    Short-term borrowed funds                              745,499        4,655         2.47%
    Federal Home Loan Bank advances                              0            0         0.00%
    Debt financing and notes payable                        40,377          637         6.31%
                                                      --------------------------
        Total interest-bearing liabilities               3,304,767       10,746         1.30%
    Other liabilities                                       46,482
    Shareholders' equity                                   430,796
                                                      -------------
        Total liabilities and shareholders' equity      $5,170,029
                                                      =============
    Net interest spread (1)                                                             4.45%

    Net interest income and interest margin (2)                         $57,023         4.84%
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



                                                            For the three months ended
                                                                 June 30, 2004
                                                      ---------------------------------------
                                                                     Interest       Rates
                                                         Average      Income/      Earned/
                                                         Balance      Expense       Paid
                                                      ---------------------------------------
    Assets:
    Money market assets and funds sold                        $915           $0         0.00%
    Investment securities:
      Available for sale
        Taxable                                            796,597        8,035         4.03%
        Tax-exempt                                         295,698        5,435         7.35%
      Held to maturity
        Taxable                                            404,542        3,833         3.79%
        Tax-exempt                                         410,617        6,794         6.62%
    Loans:
      Commercial:
        Taxable                                            352,119        4,778         5.46%
        Tax-exempt                                         234,780        3,958         6.78%
      Commercial real estate                               779,408       14,709         7.59%
      Real estate construction                              36,789          601         6.57%
      Real estate residential                              361,069        3,996         4.43%
      Consumer                                             504,824        6,729         5.36%
                                                      --------------------------
        Total loans                                      2,268,989       34,771         6.16%
                                                      --------------------------
        Total earning assets                             4,177,358       58,868         5.65%
    Other assets                                           304,903
                                                      -------------
        Total assets                                    $4,482,261
                                                      =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                        $1,256,128          $--           --
      Savings and interest-bearing
        transaction                                      1,619,797        1,116         0.28%
      Time less than $100,000                              273,552          956         1.41%
      Time $100,000 or more                                339,773          922         1.08%
                                                      --------------------------
        Total interest-bearing deposits                  2,233,122        2,994         0.54%
    Short-term borrowed funds                              614,065        1,285         0.83%
    Federal Home Loan Bank advances                              0            2          N/A
    Debt financing and notes payable                        21,428          316         5.90%
                                                      --------------------------
         Total interest-bearing liabilities              2,868,615        4,597         0.64%
    Other liabilities                                       38,958
    Shareholders' equity                                   318,560
                                                      -------------
        Total liabilities and shareholders' equity      $4,482,261
                                                      =============
    Net interest spread (1)                                                             5.01%

    Net interest income and interest margin (2)                         $54,271         5.21%
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



                                                            For the six months ended
                                                                  June 30, 2005
                                                      ---------------------------------------
                                                                     Interest       Rates
                                                         Average      income/      earned/
                                                         Balance      expense       paid
                                                      ---------------------------------------
    Assets:
    Money market assets and funds sold                        $686           $1         0.29%
    Investment securities:
      Available for sale
        Taxable                                            514,031       10,878         4.23%
        Tax-exempt                                         268,344        9,822         7.32%
      Held to maturity
        Taxable                                            735,800       14,553         3.96%
        Tax-exempt                                         577,735       18,207         6.30%
    Loans:
      Commercial:
        Taxable                                            372,063       12,622         6.84%
        Tax-exempt                                         248,513        8,232         6.68%
      Commercial real estate                               883,369       31,659         7.23%
      Real estate construction                              62,995        2,256         7.22%
      Real estate residential                              458,928       10,195         4.44%
      Consumer                                             496,818       12,720         5.16%
                                                      --------------------------
        Total loans                                      2,522,686       77,684         6.20%
                                                      --------------------------
        Total earning assets                             4,619,282      131,145         5.70%
    Other assets                                           398,049
                                                      -------------
        Total assets                                    $5,017,331
                                                      =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                        $1,351,234          $--           --
      Savings and interest-bearing
        transaction                                      1,744,122        2,436         0.28%
      Time less than $100,000                              289,290        2,780         1.94%
      Time $100,000 or more                                427,068        4,595         2.17%
                                                      --------------------------
        Total interest-bearing deposits                  2,460,480        9,811         0.80%
    Short-term borrowed funds                              724,483        8,224         2.26%
    Federal Home Loan Bank advances                              0            0         0.00%
    Debt financing and notes payable                        33,629        1,067         6.35%
                                                      --------------------------
         Total interest-bearing liabilities              3,218,592       19,102         1.19%
    Other liabilities                                       45,293
    Shareholders' equity                                   402,212
                                                      -------------
        Total liabilities and shareholders' equity      $5,017,331
                                                      =============
    Net interest spread (1)                                                             4.51%

    Net interest income and interest margin (2)                        $112,043         4.87%
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



                                                             For the six months ended
                                                                   June 30, 2004
                                                      ---------------------------------------
                                                                     Interest       Rates
                                                         Average      Income/      Earned/
                                                         Balance      Expense       Paid
    Assets:                                           ---------------------------------------

    Money market assets and funds sold                        $792           $1         0.25%
    Investment securities:
      Available for sale
        Taxable                                            922,406       19,410         4.21%
        Tax-exempt                                         302,290       11,215         7.42%
      Held to maturity
        Taxable                                            257,345        4,600         3.57%
        Tax-exempt                                         408,933       13,603         6.65%
    Loans:
      Commercial
        Taxable                                            348,940        9,603         5.53%
        Tax-exempt                                         233,181        7,927         6.84%
      Commercial real estate                               792,414       29,565         7.50%
      Real estate construction                              37,778        1,286         6.85%
      Real estate residential                              353,975        7,976         4.51%
      Consumer                                             509,156       13,802         5.45%
                                                      --------------------------
        Total loans                                      2,275,444       70,159         6.20%
                                                      --------------------------
        Total earning assets                             4,167,210      118,988         5.73%
    Other assets                                           299,757
                                                      -------------
        Total assets                                    $4,466,967
                                                      =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                        $1,232,714          $--           --
      Savings and interest-bearing
        transaction                                      1,612,498        2,338         0.29%
      Time less than $100,000                              278,099        1,959         1.42%
      Time $100,000 or more                                340,088        1,849         1.09%
                                                      --------------------------
        Total interest-bearing deposits                  2,230,685        6,146         0.55%
    Short-term borrowed funds                              573,612        2,416         0.84%
    Federal Home Loan Bank advance                          48,306          898         3.67%
    Debt financing and notes payable                        21,983          651         5.93%
                                                      --------------------------
         Total interest-bearing liabilities              2,874,586       10,111         0.70%
    Other liabilities                                       40,192
    Shareholders' equity                                   319,475
                                                      -------------
        Total liabilities and shareholders' equity      $4,466,967
                                                      =============
    Net interest spread (1)                                                             5.03%

    Net interest income and interest margin (2)                        $108,877         5.24%
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


                                                         Three months ended June 30, 2005
                                                           compared with three months
                                                             ended June 30, 2004
                                                      ---------------------------------------
                                                         Volume        Rate         Total
                                                      ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                          $0           $1           $1
    Investment securities:
      Available for sale
        Taxable                                             (3,723)         448       (3,275)
        Tax-exempt                                            (538)         (24)        (562)
      Held to maturity
        Taxable                                              3,247          184        3,431
        Tax-exempt                                           3,085         (356)       2,729
    Loans:
      Commercial:
        Taxable                                                635        1,508        2,143
        Tax-exempt                                             253          (79)         174
      Commercial real estate                                 3,216       (1,020)       2,196
      Real estate construction                                 779           66          845
      Real estate residential                                1,520           73        1,593
      Consumer                                                (149)        (225)        (374)
                                                      ---------------------------------------
        Total loans                                          6,254          323        6,577
                                                      ---------------------------------------
        Total earning assets                                 8,325          576        8,901
                                                      ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                            105           89          194
      Time less than $100,000                                  129          457          586
      Time $100,000 or more                                    368        1,312        1,680
                                                      ---------------------------------------
         Total interest-bearing deposits                       602        1,858        2,460
                                                      ---------------------------------------
    Short-term borrowed funds                                  329        3,041        3,370
    Federal Home Loan Bank advances                              0           (2)          (2)
    Debt financing and notes payable                           298           23          321
                                                      ---------------------------------------
        Total interest-bearing liabilities                   1,229        4,920        6,149
                                                      ---------------------------------------
    Increase (decrease) in Net Interest Income              $7,096      ($4,344)      $2,752
                                                      =======================================



                                                          Six months ended June 30, 2005
                                                             compared with six months
                                                               ended June 30, 2004
                                                      ---------------------------------------
                                                         Volume        Rate         Total
                                                      ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                          $0           $0           $0
    Investment securities:
      Available for sale
        Taxable                                             (8,695)         163      ($8,532)
        Tax-exempt                                          (1,250)        (143)     ($1,393)
      Held to maturity
        Taxable                                              9,397          556       $9,953
        Tax-exempt                                           5,333         (729)      $4,604
    Loans:
      Commercial:
        Taxable                                                612        2,407       $3,019
        Tax-exempt                                             483         (178)        $305
      Commercial real estate                                 3,187       (1,093)      $2,094
      Real estate construction                                 896           74         $970
      Real estate residential                                2,329         (110)      $2,219
      Consumer                                                (387)        (695)     ($1,082)
                                                      ---------------------------------------
        Total loans                                          7,120          405        7,525
                                                      ---------------------------------------
        Total earning assets                                11,905          252       12,157
                                                      ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                            177          (79)         $98
      Time less than $100,000                                   68          753         $821
      Time $100,000 or more                                    552        2,194       $2,746
                                                      ---------------------------------------
         Total interest-bearing deposits                       797        2,868        3,665
                                                      ---------------------------------------
    Short-term borrowed funds                                  749        5,059       $5,808
    Federal Home Loan Bank advances                              0         (898)       ($898)
    Debt financing and notes payable                           364           52         $416
                                                      ---------------------------------------
        Total interest-bearing liabilities                   1,910        7,081        8,991
                                                      ---------------------------------------
    Increase (decrease) in Net Interest Income              $9,995      ($6,829)      $3,166
                                                      =======================================

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $300 thousand for loan losses in the second quarter of 2005, compared with $750 thousand in the second quarter of 2004. For the first six months of 2005 and 2004, $600 thousand and $1.5 million were provided in each respective period. Additionally, $5.2 million of allowance was acquired from REBC in the first quarter of 2005. The provision reflects management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                             Three months ended        Six months ended
                                                 June 30,                  June 30,
                                         ----------------------------------------------------
                                             2005         2004         2005         2004
                                         ----------------------------------------------------
  Service charges on deposit accounts          $7,542       $7,360      $14,469      $14,228
  Merchant credit card fees                     2,417          909        3,715        1,735
  ATM fees and interchange                        709          643        1,333        1,226
  Debit card fees                                 811          638        1,509        1,187
  Other service fees                              429          463          834          856
  Financial services commissions                  339          360          619          547
  Trust fees                                      309          258          583          508
  Official check sales income                     267          137          492          264
  Mortgage banking income                          67          131          167          263
  Gains on sale of foreclosed property              0            8            0          231
  Securities gains (losses)                         0          395       (4,903)       2,183
  Loss on extinguishment of debt                    0         (390)           0       (2,204)
  Gain on sale of real estate                   1,331            0        1,331            0
  Other noninterest income                      1,258          749        2,525        1,502
                                         ----------------------------------------------------
    Total                                     $15,479      $11,661      $22,674      $22,526
                                         ====================================================


Noninterest income for the second quarter of 2005 increased by $3.8 million or 32.7% from the same period in 2004. The increase was primarily due to a $1.5 million increase in merchant credit card fees due to the acquisition of REBC's merchant card processing unit and a $1.3 million gain on sale of real estate. Service charges on deposits increased $182 thousand mainly due to a $391 thousand increase in overdraft fees as a result of repricing in February of 2005 and the increased customer base due to the acquisition, partially offset by a $258 thousand decrease in account analysis deficit fees. Debit card fees increased $173 thousand or 27.1% due to increased usage and the higher customer base. Official check sales income increased $130 thousand or 94.9% due to the higher earnings credit rate received on outstanding items. The second quarter of 2004 included a $395 thousand gain on sale of securities and a $390 thousand loss on the extinguishment of $20 million of FHLB advances. Other noninterest income increased $509 thousand or 68.0% mostly due to a $399 thousand gain on sales of other assets.

In the first half of 2005, noninterest income increased $148 thousand or 0.7% compared with the same period of the previous year. Service charges on deposits increased $241 thousand or 1.7% mainly due to a $959 thousand increase in overdraft fees as a result of repricing in February of 2005, partially offset by a $701 thousand decrease in account analysis deficit fees. Merchant credit card fees increased $2.0 million or 114.1% attributable to the acquisition of REBC's merchant card processing unit. ATM fees and interchange income rose by $107 thousand or 8.7% due to repricing in February of 2005 and increased usage. A $322 thousand or 27.1% increase in debit card fee income was primarily due to increased usage. Official check sales income increased $228 thousand or 86.4% due to the higher earnings credit rate. The prior year benefited from $231 thousand in gains on foreclosed property. The 2005 period included $4.9 million in losses on sales of securities recorded in connection with management of the Company's interest risk position reflecting the REBC acquisition. The first half of 2004 benefited from $2.2 million in gains on sales of securities which offset the $2.2 million in losses on extinguishment of debt which was incurred as a result of prepayment of $105 million in FHLB advances. The first half of 2005 included a $1.3 million gain on sale of real estate. Other noninterest income increased $1.0 million or 68.1% primarily due to a $800 gain on sale of other assets and higher letter-of-credit fee income.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                             Three months ended        Six months ended
                                                 June 30,                  June 30,
                                         ----------------------------------------------------
                                             2005         2004         2005         2004
                                         ----------------------------------------------------
  Salaries and related benefits               $13,624      $13,332      $26,784      $26,858
  Occupancy                                     3,230        2,944        6,181        5,892
  Data processing services                      1,539        1,521        3,087        3,038
  Equipment                                     1,313        1,273        2,544        2,435
  Courier service                                 964          888        1,890        1,772
  Telephone                                       553          535        1,081        1,107
  Professional fees                               604          511        1,324          921
  Postage                                         376          364          797          758
  Stationery and supplies                         304          309          652          597
  Loan expense                                    232          295          436          550
  Advertising/public relations                    275          290          481          505
  Merchant credit card                            263          268          520          541
  Correspondent Service Charges                   264          239          514          478
  Operational losses                              200          238          390          481
  Amortization of deposit intangibles           1,092          136        1,497          272
  Other noninterest expense                     1,924        1,847        3,720        3,777
                                         ----------------------------------------------------
  Total                                       $26,757      $24,990      $51,898      $49,982
                                         ====================================================

  Average full time equivalent staff              974          995          969          998

  Noninterest expense to revenues (FTE)         36.91%       37.90%       38.52%       38.04%


Noninterest expense increased $1.8 million or 7.1% in the second quarter of 2005 compared to the same period in 2004. Salaries and related benefits increased $292 thousand or 2.2%, primarily the net result of a $300 thousand increase in salary and wages, a $184 thousand decrease in incentives and bonuses, and increases in group insurance and retirement plan expenses. The increase in regular salaries was attributable to payment to non-continuing REBC employees and annual merit increases to continuing staff, partially offset by the effect of a smaller workforce. Occupancy expense was higher by $286 thousand or 9.7% primarily due to a $134 thousand increase in rental of bank premises, net of income from subleased spaces. The increase in rent was the net result of a $232 thousand in additional rent payments for the REBC offices and annual increases for other locations, partially offset by savings from branch consolidation and relocations. A $956 thousand increase in amortization of identifiable intangibles was attributable to the acquisition.

In the first six months of 2005, noninterest expense rose $1.9 million or 3.8% compared with the corresponding period of 2004. Occupancy expense increased $289 thousand or 4.9% due to moving expenses, higher rent, net of sublease income, increases in depreciation, real estate taxes and miscellaneous occupancy expenses. Equipment expense increased $109 thousand or 4.5%
mainly due to higher depreciation. Courier service expense rose by $118 thousand 6.7%. Professional fees increased $403 thousand or 43.8% due to a $343 thousand increase in audit and accounting costs primarily due to additional charges from the Company's independent auditor in connection with new audit requirements promulgated by the Public Company Accounting
Oversight Board and increased legal fees for the acquisition. A $1.2 million increase in amortization of identifiable intangibles was attributable to the REBC acquisition. These increases were reduced by a $114 thousand or 20.7% decline in loan expense due to lower activity.


Provision for Income Tax

During the second quarter of 2005, the Company recorded income tax expense
(FTE) of $17.5 million, $2.0 million or 12.8% higher than the second quarter of 2004. The current quarter provision represents an effective tax rate of 38.6%, compared to 38.7% for the second quarter of 2004. On a year-to-date basis, the income tax provision (FTE) was $31.6 million for 2005 compared with $31.0 million for 2004. The effective tax rate of 38.4% for the first half of 2005 is lower than the 38.7% for the same period of 2004. The lower tax rates in 2005 are due to benefits realized from additional investments in low income housing projects and other tax-favored assets.


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

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                               At June 30,           At
                                                      --------------------------December 31,
                                                          2005         2004         2004
                                                      ---------------------------------------
  Classified loans                                         $37,615      $21,495      $19,225
  Other real estate owned                                       40            0            0
                                                      ---------------------------------------
  Classified loans and other real estate owned             $37,655      $21,495      $19,225
                                                      =======================================
  Allowance for loan losses /
   classified loans                                            159%         251%         282%


Classified loans at June 30, 2005, increased $16.1 million or 75.0% from a year ago, primarily due to the classified loans totaling $16.1 million acquired from REBC. A $18.4 million or 95.7% increase in classified loans from December 31, 2004 was also largely due to the classified loans acquired from REBC and other normal activity. One property was added to other real estate owned in the second quarter of 2005.

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

The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):


                                                             At June 30,             At
                                                      --------------------------December 31,
                                                          2005         2004         2004
                                                      ---------------------------------------
  Performing nonaccrual loans                               $6,072       $2,233       $4,071
  Nonperforming, nonaccrual loans                            1,560        4,695        2,970
                                                      ---------------------------------------
     Total nonaccrual loans                                  7,632        6,928        7,041

  Loans 90 days past due and
    still accruing                                              84          202           10
                                                      ---------------------------------------
    Total nonperforming loans                                7,716        7,130        7,051

  Other real estate owned                                       40            0            0
                                                      ---------------------------------------
    Total                                                   $7,756       $7,130       $7,051
                                                      =======================================
  Allowance for loan losses /
    nonperforming loans                                        776%         757%         768%


Performing nonaccrual loans at June 30, 2005 increased $3.8 million or 171.9% and $2.0 million or 49.2% from a year ago and December 31, 2004, respectively, as a result of the $4.0 million performing nonaccrual loans acquired from REBC and new loans being placed on nonaccrual, less charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual.

Nonperforming nonaccrual loans at June 30, 2005 decreased $3.1 million or 66.8% and $1.4 million or 47.5% from the previous year and December 31, 2004, respectively. The decrease was due to the net result of loans being returned to accrual status or being charged off or paid off, and others being added to nonperforming nonaccrual.

Changes in other real estate owned are discussed above under "Classified
Assets".

The Company had no restructured loans as of June 30, 2005, June 30, 2004 and December 31, 2004.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and six month periods ended June 30, 2005, if all such loans had performed in accordance with their original terms, was $150 thousand and $274 thousand, respectively, compared to $111 thousand and $231 thousand, respectively, for the second quarter and the first half of 2004.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2005, totaled $120 thousand and $285 thousand, respectively, compared to $102 thousand and $167 thousand, respectively, for the comparable periods in 2004. These cash payments represent annualized yields of 6.02% and 7.88%, respectively, for the second quarter and the first six months of 2005 compared to 5.98% and 4.78%, respectively, for the second quarter and the first half of 2004.

Total cash payments received during the second quarter of 2005 which were applied against the book balance of nonaccrual loans outstanding at June 30, 2005, totaled approximately $77 thousand. Cash payments received totaled $228 thousand for the six months ended June 30, 2005.

Management believes the overall credit quality of the loan portfolio continues to be strong; however, nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual loans will not occur in the future.


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical loan loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions; the quality of lending management and staff; credit quality trends; concentrations of credit; and changing underwriting standards due to external competitive factors. Management considers the $59.9 million allowance for loan losses, which is equivalent to 2.23% of total loans at June 30, 2005, to be adequate as a reserve against losses as of June 30, 2005.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):


                                             Three months ended       Six months ended
                                                   June 30,               June 30,
                                         ----------------------------------------------------
                                             2005         2004         2005         2004
                                         ----------------------------------------------------
  Balance, beginning of period                $59,859      $53,835      $54,152      $53,910

  Loan loss provision                             300          750          600        1,500

  Allowance acquired through merger                 0            0        5,213            0
  Loans charged off                              (754)      (1,324)      (1,353)      (2,882)
  Recoveries of previously
     charged off loans                            457          688        1,250        1,421
                                         ----------------------------------------------------
    Net credit losses                            (297)        (636)        (103)      (1,461)
                                         ----------------------------------------------------
  Balance, end of period                      $59,862      $53,949      $59,862      $53,949
                                         ====================================================
  Allowance for loan losses /
   loans outstanding                             2.23%        2.33%


Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize economic value while maintaining adequate liquidity and a conservative level of interest rate risk. The Company actively solicits loans and transaction deposit accounts. Asset and liability management techniques include adjusting the duration, liquidity, volume, rates and yields, and other attributes of its loan products, investment securities, deposit products, and other funding sources to achieve company objectives.

The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. This analysis calculated the difference between a NII forecast over a 12-month period using a stable interest rate scenario and a NII forecast using a rising or falling interest rate scenario with the Federal Funds rate serving as a "primary indicator." Based on economic conditions, interest rate levels, anticipated monetary policy and Management's judgment, at June 30, 2005, simulations were conducted with the Federal Funds rate rising by 200 basis points or declining by 100 basis points over the 12-month forecast interval triggering a response in the other rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk. A variety of factors affect the timing and magnitude of interest rate changes such as general economic conditions, fiscal policy, monetary policy, political developments, terrorism, and a variety of other factors. Given current conditions, the Company is anticipating rising rates, although the timing and extent of increasing rates remains uncertain. The Company generally maintains an interest rate risk position near neutral, such that changing interest rates will not cause significant changes in net interest income.

Management reviewed its interest rate risk position late in the first quarter of 2005, taking into account the acquisition of Redwood Empire Bancorp. In Management's judgment, the Company's interest rate risk exposure would be reduced through the sale of investment securities available for sale, with the proceeds from sale applied to reduce short-term borrowed funds. During the first quarter 2005, the Company sold $170.0 million of investment securities available for sale with a duration of 3.2 years and book yield of 3.29% at a realized loss of $4.9 million.

The following table summarizes the simulated change in NII (FTE), based on the 12-month period ending June 30, 2006 incorporating the acquisition of Redwood Empire Bancorp and the sale of investment securities described above:

Simulated Changes to Net Interest Income


                                                                      Estimated Increase
                                                                      (Decrease) in NII
                                                                   --------------------------
  Twelve months ended June 30, 2006                     Estimated
  Changes in Interest Rates (Basis Points)             NII Amount     Amount       Percent
  ---------------------------------------             ---------------------------------------
                                                                (Dollars in millions)
  +200                                                      $224.5       -$4.3          -1.9%
   ---                                                       228.8          ---          ---
  -100                                                       229.5          0.7          0.3%


During the first quarter 2004, the Company sold $144.8 million of available-for-sale securities to reduce the average duration of the securities portfolios in a rising rate environment. The Company realized securities gains of $1.8 million from these sales. Also, during the first quarter of 2004, the Company retired $85 million in FHLB advances with a weighted average interest rate of 3.63% in an effort to reduce its aggregate cost of funds. The majority of the retired FHLB advances had scheduled maturity dates prior to January 15, 2005, while others had scheduled maturity dates ranging from May to August 2005. Losses totaling $1.8 million were incurred during the first quarter of 2004 to retire the FHLB advances prior to their scheduled maturity dates.


Liquidity

The Company's principal source of asset liquidity is investment securities available for sale and principal payments from consumer loans. At June 30, 2005, investment securities available for sale totaled $692 million, representing a decrease of $240 million from December 31, 2004. The decrease is primarily attributable to the sale of $170 million of investment securities available for sale, as described above and principal payments. Additionally, during the six months ended June 30, 2005, principal payments from maturities, call, and paydowns from all investment securities totaled approximately $135 million. At June 30, 2005, indirect auto loans totaled $405.7 million, which were experiencing stable monthly principal payments of approximately $20 million. In addition, at June 30, 2005, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $12.2 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 2005 and 2004 contributed to substantial operating cash flows of $48.1 million and $54.7 million, respectively. In 2005, operating activities and retained earnings from prior years provided cash for $19.3 million in shareholder dividends, $3.3 million for repayment of long term debt and $45.5 million utilized to repurchase common stock. In 2004, operating activities provided a substantial portion of cash for $36.4 million of Company stock repurchases, $17.3 million in shareholder dividends and $3.2 million for repayment of long term debt.

In the first six months of 2005, the Company's primary investment was the REBC acquisition. The Company paid cash of $35 million and issued 1.6 million shares of its common stock to REBC shareholders in exchange for $435 million loans, $47 million investment securities, $370 million deposits, a merchant card processing business, and other assets and liabilities. The Company expects the earnings stream generated from the acquired business relative to the consideration paid to be accretive to its diluted earnings per share. In the first six months of 2005, the Company also sold approximately $196 million in securities available for sale to manage its interest rate risk position in light of the REBC acquisition. The Company also divested approximately $34 million in deposits in a branch sale required by regulators in approving the REBC acquisition. In 2004, the Company's deposits and short-term borrowing increased $163 million, which was used to prepay $107 million FHLB advances and increase investment securities $72 million.

The Company anticipates maintaining its cash levels in 2005 mainly through increased profitability and retained earnings. It is anticipated that loan demand will increase moderately during the remainder of 2005, although such demand will be dictated by economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand through the end of 2005. Depending on economic conditions, interest rate levels, and a variety of other conditions, excess deposit growth may be used to purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding uncertainty in the general economic environment, possible terrorist attacks and the war in Iraq, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue in 2005.

Westamerica Bancorporation ("the Parent Company") is separate and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends to its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases shares of its common stock in the open market pursuant to stock repurchase plans approved by the Board with the intention of lessening the dilutive impact of issuing new shares under stock option plans, returning excess capital to shareholders, and other ongoing requirements. These programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 863 thousand shares and 733 thousand shares in the first half of 2005 and 2004, respectively.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $439.6 million at June 31, 2005. This amount, which is reflective of the effect of proceeds of $89.5 million from the issuance of stock in connection of the REBC acquisition and the generation of earnings, offset by common stock repurchases and dividends paid to shareholders, represents an increase of $109.8 million or 33.3% from a year ago, and an increase of $81.0 million or 22.6% from December 31, 2004. Due to an increase in shareholders' equity, the Company's ratio of equity to total assets rose to 8.47% at June 30, 2005, from 7.15% a year ago and 7.57% on December 31, 2004.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                    At June 30,            At         Minimum
                            --------------------------December 31,  Regulatory
                                2005         2004         2004      Requirement
                            ----------------------------------------------------
    Tier I Capital                  9.04%       10.37%       11.09%        4.00%
    Total Capital                  10.37%       11.78%       12.46%        8.00%
    Leverage ratio                  5.96%        6.89%        7.06%        4.00%


The risk-based capital ratios declined at June 30, 2005, compared with June 30 and December 31 of 2004, due to the REBC acquisition. The Company anticipated its capital requirements following the REBC acquisition. The increase in capital ratios from June 30, 2004 to December 31, 2004 reflects the Company's capital management in preparation for the REBC acquisition. Equity issued in the acquisition of $89.5 million was more than offset by the intangible assets that were recorded, thereby decreasing Tier I and Total Capital from December 31, 2004 to June 30, 2005. In addition, risk-weighted assets increased, resulting in lower capital ratios.

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


Item 4. Controls and Procedures

The Company's principal executive officer and the person performing the functions of the Company's principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2005. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (a) None

    (b) None

    (c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2005 (in thousands, except per share data).


                                                               (c)          (d)
                                                             Total      Maximum
                                                            Number       Number
                                                         of Shares    of Shares
                                                  (b)    Purchased     that May
                                     (a)      Average   as Part of       Yet Be
                                   Total        Price     Publicly    Purchased
                               Number of         Paid    Announced    Under the
                                  Shares          per        Plans     Plans or
                     Period    Purchased        Share or Programs*     Programs
                ----------------------------------------------------------------
                April 1
                through
                April 30             195       $49.75          195        1,188

                May 1
                through
                May 31               158        52.71          158        1,030
                ----------------------------------------------------------------
                June 1
                through
                June 30              137        52.03          137          893
                ----------------------------------------------------------------
                Total                490       $51.34          490          893
                ================================================================


* Includes 10, 10 and 3 shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the second quarter of 2005 pursuant to a program approved by the Board of Directors on August 27, 2004 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2005. The 2004 approved amount included 645,429 remaining shares available to be repurchased under the 2003 plan.

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

Proxies for the Annual Meeting of shareholders held on April 28, 2005, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 27,136,885 shares of the Common Stock of the Company, out of 31,515,786 shares outstanding on February 28, 2005 the record date, were present, in person or by proxy, at the meeting. There were no "broker non-votes" because the election because the election of directors is considered "routine" under applicable exchange rules and therefore, on this matter, brokers were able to vote shares for which no direction was provided by the beneficial owner. The following matter was submitted to a vote of the shareholders:

    1. - Election of directors:

                                              For         Withheld
                                             -----        --------
    Etta Allen                             26,299,315      837,569
    Louis E. Bartolini                     26,295,829      841,056
    E.J. Bowler                            26,453,581      683,303
    Arthur C. Latno, Jr.                   25,816,007    1,320,878
    Patrick D. Lynch                       25,771,913    1,364,971
    Catherine C. MacMillan                 26,317,245      819,640
    Ronald A. Nelson                       26,462,075      674,810
    Carl R. Otto                           26,316,139      820,746
    David L. Payne                         26,428,061      708,824
    Edward B. Sylvester                    26,409,303      727,582

    Shareholders were to cast their vote for or to withhold their vote.

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



August 9, 2005                                        /s/ DENNIS R. HANSEN
--------------                                        --------------------
Date                                                  Dennis R. Hansen
                                                      Senior Vice President
                                                      and Controller
                                                      (Chief Accounting Officer)