Form 10-Q
period 2005-09-30
WESTAMERICA BANCORPORATION
filed 2005-11-04
CIK 311094

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q




                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                  Yes [   ]          No [ x ]




     Title  of  Class         Shares Outstanding as of October 31, 2005

       Common Stock,                        32,099,571
       No Par Value

                                    TABLE OF CONTENTS


                                                                                   Page
                                                                               -------------
Forward Looking Statements                                                                2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                                           3

  Notes to Unaudited Condensed Consolidated Financial Statements                          8

  Financial Summary                                                                      10

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     11

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk                    25

  Item 4 - Controls and Procedures                                                       25

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                             26

  Item 2 - Unregistered Sales of Equity Securities and Use of proceeds                   26

  Item 3 - Defaults upon Senior Securities                                               26

  Item 4 - Submission of Matters to a Vote of Security Holders                           26

  Item 5 - Other Information                                                             26

  Item 6 - Exhibits                                                                      26

  Exhibit 11 - Computation of Earnings Per Share                                         29

  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
         Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                30

  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
         Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                31

  Exhibit 32.1 - Certification Required by 18 U.S.C. Section 1350                        32

  Exhibit 32.2 - Certification Required by 18 U.S.C. Section 1350                        33




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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                          At September 30,          At
                                                     --------------------------December 31,
                                                         2005         2004         2004
                                                     ---------------------------------------
Assets:
  Cash and cash equivalents                              $193,220     $165,277     $126,153
  Money market assets                                         540          534          534
  Investment securities available for sale                660,630      967,266      931,710
  Investment securities held to maturity,
    with market values of:
     $1,350,109 at September 30, 2005                   1,358,266
     $1,089,568 at September 30, 2004                                1,080,392
     $1,265,986 at December 31, 2004                                              1,260,832
  Loans, gross                                          2,675,907    2,301,991    2,300,230
  Allowance for loan losses                               (59,674)     (54,388)     (54,152)
                                                     ---------------------------------------
    Loans, net of allowance for loan losses             2,616,233    2,247,603    2,246,078
  Other real estate owned                                       0            0            0
  Premises and equipment, net                              33,640       35,267       35,223
  Identifiable intangibles                                 27,233        3,030        2,894
  Goodwill                                                124,122       18,996       18,996
  Interest receivable and other assets                    139,207      117,706      114,848
                                                     ---------------------------------------
    Total Assets                                       $5,153,091   $4,636,071   $4,737,268
                                                     =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                $1,412,470   $1,323,446   $1,273,825
    Interest bearing:
      Transaction                                         635,019      561,206      591,593
      Savings                                           1,094,130    1,119,356    1,091,981
      Time                                                732,316      641,798      626,220
                                                     ---------------------------------------
    Total deposits                                      3,873,935    3,645,806    3,583,619
  Short-term borrowed funds                               764,143      578,285      735,423
  Debt financing and notes payable                         40,318       21,429       21,429
  Liability for interest, taxes and
    other expenses                                         42,671       38,627       38,188
                                                     ---------------------------------------
    Total Liabilities                                   4,721,067    4,284,147    4,378,659
                                                     ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         32,198 at September 30, 2005                     314,174
         31,716 at September 30, 2004                                  222,344
         31,640 at December 31, 2004                                                227,829
  Deferred compensation                                     2,423        2,146        2,146
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale, net                           2,762        8,186        9,638
  Retained earnings                                       112,665      119,248      118,996
                                                     ---------------------------------------
    Total Shareholders' Equity                            432,024      351,924      358,609
                                                     ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                         $5,153,091   $4,636,071   $4,737,268
                                                     =======================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)


                                                         Three months ended       Nine months ended
                                                            September 30,            September 30,
                                                         2005         2004         2005         2004
                                                     ----------------------------------------------------
Interest Income:
  Loans                                                   $40,008      $32,911     $114,882     $100,337
  Money market assets and funds sold                            1            0            2            1
  Investment securities available for sale
    Taxable                                                 4,427        7,171       15,305       26,581
    Tax-exempt                                              3,278        3,550        9,943       11,068
  Investment securities held to maturity
    Taxable                                                 7,985        5,725       22,538       10,325
    Tax-exempt                                              6,105        4,547       17,893       13,275
                                                     ----------------------------------------------------
    Total interest income                                  61,804       53,904      180,563      161,587
                                                     ----------------------------------------------------
Interest Expense:
  Transaction deposits                                        401          163        1,004          399
  Savings deposits                                            956          955        2,790        3,057
  Time deposits                                             4,610        2,135       11,984        5,943
  Short-term borrowed funds                                 5,421        1,473       13,645        3,890
  Federal Home Loan Bank advance                                0            0            0          897
  Notes payable                                               640          316        1,707          968
                                                     ----------------------------------------------------
    Total interest expense                                 12,028        5,042       31,130       15,154
                                                     ----------------------------------------------------
Net Interest Income                                        49,776       48,862      149,433      146,433
                                                     ----------------------------------------------------
Provision for loan losses                                     150          600          750        2,100
                                                     ----------------------------------------------------
Net Interest Income After
  Provision For Loan Losses                                49,626       48,262      148,683      144,333
                                                     ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                       7,436        7,465       21,905       21,693
  Merchant credit card                                      2,631          899        6,346        2,633
  Debit card                                                  834          654        2,343        1,841
  Financial services commissions                              388          409        1,007          956
  Trust fees                                                  323          265          905          773
  Mortgage banking                                             62           41          230          304
  Gains on sales of real property                           2,369            0        3,700            0
  Securities gains (losses)                                     0          (14)      (4,903)       2,169
  Loss on extinguishment of debt                                0            0            0       (2,204)
  Other                                                     3,397        2,069        8,581        6,149
                                                     ----------------------------------------------------
  Total Noninterest Income                                 17,440       11,788       40,114       34,314
                                                     ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                            13,621       13,054       40,405       39,912
  Occupancy                                                 3,201        3,022        9,383        8,913
  Data processing                                           1,544        1,525        4,632        4,563
  Equipment                                                 1,347        1,101        3,891        3,536
  Amortization of intangibles                               1,064          136        2,561          408
  Courier service                                             989          923        2,879        2,695
  Professional fees                                           497          411        1,821        1,332
  Other                                                     4,528        4,319       13,117       13,114
                                                     ----------------------------------------------------
  Total Noninterest Expense                                26,791       24,491       78,689       74,473
                                                     ----------------------------------------------------
Income Before Income Taxes                                 40,275       35,559      110,108      104,174
                                                     ----------------------------------------------------
  Provision for income taxes                               11,081       10,464       30,266       30,121
                                                     ----------------------------------------------------
Net Income                                                $29,194      $25,095      $79,842      $74,053
                                                     ====================================================
Comprehensive Income:
  Change in unrealized (loss) gain on
   securities available for sale, net                      (5,423)       9,602       (6,876)      (5,005)
                                                     ----------------------------------------------------
Comprehensive Income                                      $23,771      $34,697      $72,966      $69,048
                                                     ====================================================

Average Shares Outstanding                                 32,352       31,713       32,379       31,841
Diluted Average Shares Outstanding                         32,972       32,352       33,007       32,452

Per Share Data:
  Basic Earnings                                            $0.90        $0.79        $2.47        $2.33
  Diluted Earnings                                           0.89         0.78         2.42         2.28
  Dividends Paid                                             0.30         0.28         0.90         0.82

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)



                                                                                Accumulated
                                                                                  Compre-
                                                        Common      Deferred      hensive     Retained
                                           Shares        Stock    Compensation    Income      Earnings       Total
                                        ------------------------------------------------------------------------------
Balance, December 31, 2003                    32,287     $218,461       $1,824      $13,191     $106,895     $340,371
  Net income for the period                                                                       74,053       74,053
  Stock issued                                   237        7,084                                               7,084
  Stock option tax benefits                                 2,003                                               2,003
  Restricted stock activity                       16          467          322                                    789
  Purchase and retirement of stock              (824)      (5,671)                               (35,531)     (41,202)
  Dividends                                                                                      (26,169)     (26,169)
  Unrealized gain on securities
    available for sale, net                                                          (5,005)                   (5,005)
                                        ------------------------------------------------------------------------------
Balance, September 30, 2004                   31,716     $222,344       $2,146       $8,186     $119,248     $351,924
                                        ==============================================================================
Balance, December 31, 2004                    31,640     $227,829       $2,146       $9,638     $118,996     $358,609
  Net income for the period
  Stock issued and stock options assumed for
    acquisition of Redwood Empire Bancor       1,639       89,538                                              89,538
  Other stock issued                             198        6,116                                               6,116
  Stock option tax benefits                                 1,659                                               1,659
  Restricted stock activity                       21          797          277                                  1,074
  Purchase and retirement of stock            (1,300)     (11,765)                               (57,148)     (68,913)
  Dividends                                                                                      (29,025)     (29,025)
  Unrealized loss on securities
    available for sale, net                                                          (6,876)                   (6,876)

Balance, September 30, 2005                   32,198     $314,174       $2,423       $2,762     $112,665     $432,024
                                        ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                   For the nine months
                                                                                   ended September 30,
                                                                               --------------------------
                                                                                   2005         2004
                                                                               --------------------------
Operating Activities:
  Net income                                                                        $79,842      $74,053
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                                      3,104        2,885
    Amortization of intangibles                                                       4,048        1,722
    Loan loss provision                                                                 750        2,100
    Amortization of net loan origination cost                                          (156)         (46)
    (Increase) decrease in interest income receivable                                (1,946)         541
    Increase in other assets                                                         (4,868)      (4,204)
    Decrease in income taxes payable                                                    (24)      (3,494)
    Increase (decrease) in interest expense payable                                   1,495         (134)
    (Decrease) increase in other liabilities                                         (9,182)       7,383
    Loss (gain) on sales of investment securities                                     4,903       (2,169)
    Loss on extinguishment of debt                                                        0        2,204
    Gain on sales of real estate                                                     (3,700)           0
    Net loss on writedown of equipment                                                    9            9
    Originations of loans for resale                                                   (425)      (3,622)
    Net proceeds from sale of loans originated for resale                               428        3,583
    Net gain on sale of property acquired
     in satisfaction of debt                                                            (24)        (231)
    Writedown on property acquired in satisfaction of debt                                0            0
                                                                               --------------------------
Net Cash Provided by Operating Activities                                            74,254       80,580
                                                                               --------------------------
Investing Activities:
  Net cash used in mergers and acquisitions                                         (35,210)           0
  Net repayments of loans                                                            63,643       19,801
  Purchases of investment securities available for sale                                   0      (96,027)
  Purchases of investment securities held to maturity                              (213,191)    (641,443)
  Purchases of FRB/FHLB securities                                                   (4,382)           0
  Purchases of property, plant and equipment                                         (1,020)      (2,414)
  Proceeds from maturity of securities available for sale                            89,007      317,231
  Proceeds from maturity of securities held to maturity                             125,385       89,976
  Proceeds from sale of securities available for sale                               196,109      209,085
  Proceeds from sale of FRB/FHLB securities                                           1,513            0
  Proceeds from sale of property and equipment                                            0            0
  Proceeds from sale of real estate                                                   4,533            0
  Proceeds from property acquired in satisfaction of debt                                64          321
                                                                               --------------------------
Net Cash Provided (Used) In Investing Activities                                    226,451     (103,470)
                                                                               --------------------------
Financing Activities:
  Net (decrease) increase in deposits                                               (79,664)     181,814
  Net decrease in short-term borrowings                                             (58,678)     (12,361)
  Net payments to Federal Home Loan Bank                                                  0     (107,204)
  Repayments of notes payable                                                        (3,301)      (3,214)
  Exercise of stock options/issuance of shares                                        5,942        6,875
  Repurchases/retirement of stock                                                   (68,913)     (41,202)
  Dividends paid                                                                    (29,025)     (26,169)
                                                                               --------------------------
Net Cash Used In Financing Activities                                              (233,639)      (1,461)
                                                                               --------------------------
Net Increase (Decrease) In Cash and Cash Equivalents                                 67,066      (24,351)
                                                                               --------------------------
Cash and Cash Equivalents at Beginning of Period                                    126,153      189,628
                                                                               --------------------------
Cash and Cash Equivalents at End of Period                                         $193,219     $165,277
                                                                               ==========================



Supplemental Disclosure of Noncash Activities:
  Loans transferred to other repossessed collateral                                     $40           $0
  Unrealized loss on securities available for sale                                  ($6,876)     ($5,005)

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                                       33,234       15,019
  Income tax payments for the period                                                 30,427       30,010
  Income tax benefit from stock option exercises                                      1,659        2,003

The acquisition of Redwood Empire Bancorp involved
  the following:
  Cash issued                                                                        57,128           --
  Common stock issued                                                                89,538           --
  Liabilities assumed                                                               504,901           --
  Fair value of assets acquired, other than cash and cash equivalents              (495,596)          --
  Core deposit intangible                                                           (16,600)          --
  Customer based intangible - merchant draft processing                             (10,300)          --
  Goodwill                                                                         (107,153)          --
  Net cash and cash equivalent received                                              21,918           --


See accompanying notes to unaudited condensed consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2005. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the third quarter of 2005, no such adjustments were recorded.

In connection with the acquisition of Redwood Empire Bancorp ("REBC") in the first quarter of 2005, the Company recorded goodwill and identifiable intangibles of $109 million and $27 million, respectively, in accordance with the purchase method of accounting. The following table summarizes the Company's goodwill and identifiable intangible assets, as of January 1 and September 30 for 2005 and 2004 (dollars in thousands). In the second quarter of 2005 goodwill relating to the REBC acquisition was reduced by $3,381, of which $2,027 represents the premium received on the required divestiture of a former REBC branch office in Lake County. The balance of the adjustment is related to stock options issued in connection with the acquisition.


                                             At                                     At
                                         January 1,                            September 30,
                                            2005       Additions   Reductions      2005
                                        ----------------------------------------------------
Goodwill                                     $22,968     $108,507      ($3,381)    $128,094
Accumulated Amortization                      (3,972)           0            0       (3,972)
                                        ----------------------------------------------------
Net                                          $18,996     $108,507      ($3,381)    $124,122
                                        ====================================================

Core Deposit Intangibles                      $7,783      $16,600           $0      $24,383
Accumulated Amortization                      (4,889)           0       (1,482)      (6,371)
Merchant Draft Processing Intangible               0       10,300            0       10,300
Accumulated Amortization                           0            0       (1,079)      (1,079)
                                        ----------------------------------------------------
Net                                           $2,894      $26,900      ($2,561)     $27,233
                                        ====================================================

                                             At                                     At
                                         January 1,                            September 30,
                                            2004       Additions   Reductions      2004
                                        ----------------------------------------------------

Goodwill                                     $22,968           $0           $0      $22,968
Accumulated Amortization                      (3,972)           0            0       (3,972)
                                        ----------------------------------------------------
Net                                          $18,996           $0           $0      $18,996
                                        ====================================================

Core Deposit Intangibles                      $7,783           $0           $0       $7,783
Accumulated Amortization                      (4,345)           0         (408)      (4,753)
                                        ----------------------------------------------------
Net                                           $3,438           $0        ($408)      $3,030
                                        ====================================================


At September 30, 2005, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2005 and annually through 2010 is $597, $2,279, $2,153, $2,021, $1,859, and $1,638,
respectively. The weighted average amortization period for core deposit intangibles is 12.82 years.

At September 30, 2005, the estimated aggregate amortization of merchant draft processing intangible, in thousands of dollars, for the remainder of 2005 and annually through 2010 is $462, $1,808, $1,500, $1,200, $962, and $774,
respectively. The amortization period for merchant draft processing intangibles is 12.42 years.

Note 4: Stock Options

As permitted by Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting for Stock-Based Compensation", the Company accounts for its stock option plans using the intrinsic value method. Accordingly, compensation expense is recorded on the grant date only if the current price of the underlying stock exceeds the exercise price of the option. Had compensation cost been determined based on the fair value method established by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                     For the three months ended   Nine months ended
                                                            September 30,            September 30,
                                                     ----------------------------------------------------
                                                         2005         2004         2005         2004
                                                     ----------------------------------------------------
                                                     (In thousands, except per share data)
Compensation cost based on fair
    value method, net of tax effect                          $487         $526       $1,461       $1,578

Net income:
    As reported                                           $29,194      $25,095      $79,842      $74,053
    Pro forma                                             $28,707      $24,569      $78,381      $72,475

Basic earnings per share:
    As reported                                             $0.90        $0.79        $2.47        $2.33
    Pro forma                                                0.89         0.77         2.42         2.28

Diluted earnings per share:
    As reported                                             $0.89        $0.78        $2.42        $2.28
    Pro forma                                                0.87         0.76         2.37         2.23


SFAS 123 was revised in December, 2004 to require that, effective for periods beginning after June 15, 2005, the Company begin using the fair market value method for valuing and accounting for stock options. On April 14, 2005 the Securities and Exchange Commission announced the adoption of SFAS 123R that amended the compliance dates, requiring implementation by companies at the beginning of their next fiscal year. The Company expects to apply the new requirements in 2006 on a modified retrospective basis, in which prior period financial statements will be adjusted to give effect to the fair-value-based method consistent with the above pro-forma amounts. Management expects that the effect of implementation will be to increase annual compensation expense in 2006 by approximately $3.1 million and decrease annual net income by approximately $1.8 million.

Note 5: Post Retirement Benefits

The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to employees electing early retirement until age 65. The Company pays a portion of these early retirees' insurance premium which are determined at their date of retirement. The Company reimburses a portion of Medicare Part B premiums for all retirees and spouses over 65.

In accordance with SFAS No.132 "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", the Company provides the following interim disclosure related to its post-retirement benefit plan.

The following table sets forth the net periodic post retirement benefit costs for the nine months ended September 30.


                                                     For the nine months ended
                                                          September 30,
                                                     --------------------------
                                                         2005         2004
                                                     --------------------------
                                                           (In thousands)
Service cost                                                 $209         $143
Interest cost                                                 158          147
Amortization of unrecognized
  transition obligation                                        46           46
                                                     --------------------------
Net periodic cost                                            $413         $336
                                                     ==========================

The Company does not fund its post-retirement benefit plan.


WESTAMERICA BANCORPORATION
Financial Summary
(In thousands, except per share data)


                                                        Three months ended         Nine months ended
                                                           September 30,             September 30,
                                                     ----------------------------------------------------
                                                         2005         2004         2005         2004
                                                     ----------------------------------------------------
    Net Interest Income (FTE)**                           $55,993      $54,528     $168,036     $163,405
    Provision for Loan Losses                                (150)        (600)        (750)      (2,100)
    Noninterest Income:
      Gains on sales of real property                       2,369            0        3,700            0
      Securities gains (losses)                                 0          (14)      (4,903)       2,169
      Loss on extinguishment of debt                            0            0            0       (2,204)
      Deposit service charges and other                    15,071       11,802       41,317       34,349
                                                     ----------------------------------------------------
    Total noninterest income                               17,440       11,788       40,114       34,314
    Noninterest Expense                                   (26,791)     (24,491)     (78,689)     (74,473)
    Provision for income taxes (FTE)**                    (17,298)     (16,130)     (48,869)     (47,093)
                                                     ----------------------------------------------------
    Net Income                                            $29,194      $25,095      $79,842      $74,053
                                                     ====================================================

    Average Shares Outstanding                             32,352       31,713       32,379       31,841
    Diluted Average Shares Outstanding                     32,972       32,352       33,007       32,452
    Shares Outstanding at Period End                       32,198       31,716       32,198       31,716

    As Reported:
      Basic Earnings Per Share                              $0.90        $0.79        $2.47        $2.33
      Diluted Earnings Per Share                            $0.89        $0.78        $2.42        $2.28
      Return On Assets                                       2.25%        2.19%        2.11%        2.20%
      Return On Equity                                      27.30%       30.05%       26.06%       30.56%
      Net Interest Margin (FTE)**                            4.76%        5.11%        4.84%        5.20%
      Net Loan Losses to Average Loans                       0.05%        0.03%        0.02%        0.10%
      Efficiency Ratio*                                      36.5%        36.9%        37.8%        37.7%

    Average Balances:
      Total Assets                                     $5,141,666   $4,557,925   $5,058,776   $4,497,287
      Earning Assets                                    4,695,342    4,260,701    4,644,636    4,198,373
      Total Gross Loans                                 2,643,270    2,247,664    2,562,880    2,266,184
      Total Deposits                                    3,872,414    3,616,319    3,831,947    3,514,373
      Shareholders' Equity                                424,277      332,219      409,567      323,723

    Balances at Period End:
      Total Assets                                     $5,153,091   $4,636,071
      Earning Assets                                    4,709,647    4,356,748
      Total Gross Loans                                 2,675,907    2,301,991
      Total Deposits                                    3,873,935    3,645,806
      Shareholders' Equity                                432,024      351,924

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                     2.23%        2.36%
      Book Value Per Share                                 $13.42       $11.10
      Equity to Assets                                       8.38%        7.59%
      Total Capital to Risk Adjusted Assets                 10.41%       12.29%

    Dividends Paid Per Share                                $0.30        $0.28        $0.90        $0.82
    Dividend Payout Ratio                                      34%          36%          37%          36%

The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein.

*The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

** Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported third quarter 2005 net income of $29.2 million or $.89 diluted earnings per share. These results compare to net income of $25.1 million or $0.78 diluted earnings per share for the same period of 2004. The third quarter of 2005 noninterest income included a $2.4 million gain on sale of real estate and $588 thousand in tax-exempt insurance proceeds which, on a combined basis, accounted for $0.06 diluted earnings per share.

On a year-to-date basis, the Company reported net income for the nine months ended September 30, 2005 of $79.8 million or diluted earnings per share of $2.42, compared with $74.1 million or $2.28 diluted earnings per share for the same period of 2004. The 2005 year-to-date results included gains on real estate sales, and life insurance proceeds, offset by securities losses, which reduced net income by $100 thousand.

Following is a summary of the components of net income for the periods indicated (in thousands except per share amounts):


                                                         Three months ended        Nine months ended
                                                           September 30,             September 30,
                                                     ----------------------------------------------------
                                                         2005         2004         2005         2004
                                                     ----------------------------------------------------
    Net interest income (FTE)                             $55,993      $54,528     $168,036     $163,405
    Provision for loan losses                                (150)        (600)        (750)      (2,100)
    Noninterest income:
      Gains on sales of real property                       2,369            0        3,700            0
      Securities gains (losses)                                 0          (14)      (4,903)       2,169
      Loss on extinguishment of debt                            0            0            0       (2,204)
      Deposit service charges and other                    15,071       11,802       41,317       34,349
                                                     ----------------------------------------------------
    Total noninterest income                               17,440       11,788       40,114       34,314
    Noninterest expense                                   (26,791)     (24,491)     (78,689)     (74,473)
    Provision for income taxes (FTE)                      (17,298)     (16,130)     (48,869)     (47,093)
                                                     ----------------------------------------------------
    Net income                                            $29,194      $25,095      $79,842      $74,053
                                                     ====================================================

    Average diluted shares                                 32,972       32,352       33,007       32,452

    Diluted earnings per share                              $0.89        $0.78        $2.42        $2.28

    Average total assets                               $5,141,666   $4,557,925   $5,058,776   $4,497,287

    Net income (annualized) to average total assets          2.25%        2.19%        2.11%        2.20%


Net income for the third quarter of 2005 was $4.1 million or 16.3% more than the same quarter of 2004, attributable to higher noninterest income, growth in net interest income (FTE) and lower loan loss provision, partially offset by increases in noninterest expense and income taxes. The increase in net interest income (FTE) (up $1.5 million or 2.7%) was the net result of growth of average interest-earning assets largely due to the Redwood Empire Bancorp ("REBC") acquisition and higher yields on those assets, partially reduced by higher funding costs. The loan loss provision decreased $450 thousand from a year ago, reflecting Management's assessment of credit risk for the loan portfolio. Noninterest income increased $5.7 million or 47.9% mainly due to an increase of $1.7 million in income from merchant credit card, a $2.4 million gain on sale of real estate, and $588 thousand in life insurance proceeds. Noninterest expense increased $2.3 million or 9.4% largely due to an increase in amortization of intangibles related to the REBC acquisition and higher salaries and related benefits. The provision for income taxes (FTE) increased $1.2 million or 7.2% primarily due to higher profitability, partially offset by the favorable resolution of an outstanding state tax position.

Comparing the first nine months of 2005 to the prior year, net income increased $5.8 million or 7.8%, due to higher net interest income (FTE), lower loan loss provision and higher noninterest income, partly offset by increases in noninterest expense and tax provision. The higher net interest income (FTE) was mainly caused by growth of average interest-earning assets from the REBC acquisition and higher yields on those assets, partially offset by the effect of one less accrual day and higher funding costs. The loan loss provision decreased $1.4 million to reflect Management's assessment on credit risk. Noninterest income increased largely due to an increase of $3.7 million in income from merchant credit card, a $3.7 million gain on sale of real estate, and $588 thousand in life insurance proceeds, partially offset by a $4.9 million loss on sale of securities. Noninterest expense rose $4.2 million or 5.7% mainly due to an increase in amortization of intangibles. The income tax provision (FTE) increased $1.8 million or 3.8% primarily due to higher profitability, partially offset by the favorable resolution of an outstanding state tax position.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (in thousands):


                                            Three months ended        Nine months ended
                                              September 30,             September 30,
                                        ----------------------------------------------------
                                            2005         2004         2005         2004
                                        ----------------------------------------------------
    Interest and fee income                  $61,804      $53,904     $180,563     $161,587
    Interest expense                         (12,028)      (5,042)     (31,130)     (15,154)
    FTE adjustment                             6,217        5,666       18,603       16,972
                                        ----------------------------------------------------
      Net interest income (FTE)              $55,993      $54,528     $168,036     $163,405
                                        ====================================================

    Average earning assets                $4,695,342   $4,260,701   $4,644,636   $4,198,373

    Net interest margin (FTE)                   4.76%        5.11%        4.84%        5.20%


The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) increased during the third quarter of 2005 by $1.5 million or 2.7% from the same period in 2004 to $56.0 million, mainly due to growth of average earning assets (up $435 million), primarily due to the REBC acquisition, and higher yields on those assets (up 19 basis points "bp"), partially offset by higher rates paid on interest-bearing liabilities (up 76 bp) and a higher volume of those liabilities (up $384 million), also primarily due to the REBC acquisition.

Comparing the first nine months of 2005 with the same period of 2004, net interest income (FTE) increased $4.6 million or 2.8%, primarily due to higher average earning assets including the acquisition (up $446 million) and higher yields on those assets (up 5 bp), partially offset by higher rates paid on interest-bearing liabilities (up 58 bp), a higher volume of those liabilities (up $357 million) and the $285 thousand effect of one less accrual day.


Interest and Fee Income

Interest and fee income (FTE) for the third quarter of 2005 rose $8.5 million or 14.2% from the same period in 2004. The increase was caused primarily by higher average earning assets (up $435 million), mostly due to the REBC acquisition, and higher yields on average earning assets (up 19 bp).

The average earning asset increase of $435 million for the third quarter of 2005 compared to the same period in 2004 was substantially attributable to a $396 million increase in the loan portfolio: commercial real estate loans (up $185 million), residential real estate loans (up $124 million), commercial loans (up $47 million) and construction loans (up $39 million).

Average total investments grew $39 million for the third quarter of 2005 compared with the same period in 2004 due to increases in municipal securities (up $146 million) and mortgage backed securities and collateralized mortgage obligations (up $106 million), reduced by declines in U.S. government sponsored entity obligations (down $187 million) and preferred stock & corporate securities (down $26 million).

The average yield on the Company's earning assets, excluding loan fee income, increased from 5.56% in the third quarter of 2004 to 5.75% in the same period in 2005 (up 19 bp). The composite yield on loans, excluding loan fees, rose 15 bp to 6.18%. Increases in commercial loans (up 75 bp) and personal credit lines (up 159 bp) were partially offset by declines in yields on commercial real estate loans (down 23 bp) and indirect consumer loans (down 29 bp).

The investment portfolio yield increased 17 bp to 5.19%, mainly caused by increases in the yield on US. Government sponsored entity obligations (up 14 bp), preferred stock & corporate securities (up 54 bp) and mortgage backed securities and collateralized mortgage obligations (up 9 bp), partially offset by a 34 bp decline in municipal securities. The decline in the yield on municipal securities was attributable to yields on maturities, calls and serial payments exceeding yields on securities purchased.

Comparing the first nine months of 2005 with the corresponding period a year ago, interest and fee income (FTE) was up $20.6 million or 11.5%. The increase largely resulted from a higher volume of earning assets and higher yields on those assets, partially offset by the effect of one less accrual day.

Average earning assets increased $446 million or 10.6% for the first nine months of 2005 compared with the same period of 2004, due to loan growth from the REBC acquisition and an increase in investments. The loan portfolio grew $297 million due to increases in commercial real estate loans (up $122 million), residential real estate loans (up $112 million), commercial loans (up $41 million) and construction loans (up $30 million). Investments rose $150 million due to growth in municipal securities (up 142 million) and mortgage backed securities and collateralized mortgage obligations (up $143 million), reduced by decreases in U.S. government sponsored entity obligations (down $100 million) and preferred stock & corporate securities (down $35 million).

The average yield on earning assets excluding loan fees for the first three quarters of 2005 was 5.69% compared with 5.64% in the corresponding period of 2004. The loan portfolio yield excluding loan fees for the first nine months of 2005 compared with the same period of 2004 was higher by 6 bp, due to increases in commercial loans (up 70 bp) and personal credit lines (up 135 bp), partially offset by lower yields on indirect consumer loans (down 49 bp) and commercial real estate loans (down 21 bp).

The investment portfolio yield rose by 2 bp. The increase resulted mostly from higher yields on mortgage backed securities and collateralized mortgage obligations (up 15 bp) and preferred stock & corporate securities (up 27 bp), net of a 38 bp decrease in yields on municipal securities.


Interest Expense

Interest expense in the third quarter of 2005, including expense associated with liabilities assumed in the REBC acquisition, increased $7.0 million compared with the same period in 2004. The increase was attributable to higher rates paid on the interest-bearing liabilities and growth in those liabilities.

The average rate paid on interest-bearing liabilities increased from 0.69% in the third quarter of 2004 to 1.45% in the same quarter of 2005. Rates paid on most liabilities moved with general market conditions. The average rate on short-term borrowings rose 176 bp. Rates on deposits increased as well, including those on CDs over $100 thousand, which rose 144 bp; on retail CDs, which went up by 58 bp; and on money market checking accounts, which rose 14 bp.

Interest-bearing liabilities grew $384 million or 13.3% for the third quarter of 2005 over the same period of 2004. Short-term borrowings increased $203 million. Long-term debt increased $18.9 million, due to the assumption of REBC's debt, reduced by an annual principal repayment. Most categories of deposits grew including CDs over $100 thousand (up $108 million).

Comparing the first nine months of 2005 to the corresponding period of 2004, interest expense rose $16.0 million, due to higher rates paid on interest-bearing liabilities and growth of such liabilities.

Rates paid on liabilities averaged 1.28% during the first nine months of 2005 compared to 0.70% in the corresponding period of 2004. Rates on most interest-bearing liabilities moved up with the general trend in the market. The average rate on short-term borrowings rose 155 bp. Rates on most deposits were also higher: CDs over $100 thousand which rose 121 bp, retail CDs which increased by 54 bp, and money market checking accounts which increased by 12 bp. A 9 bp decline in the average rate on money market saving accounts partially offset the increase.

Interest-bearing liabilities grew $357 million or 12.4% over the first nine months of 2004. Short-term borrowings rose $168 million and long-term debt increased $14 million. CDs over $100 thousand and retail CDs increased $94 million and $12 million, respectively. These increases were partially offset by a $32 million decline in average FHLB advances due to prepayments in 2004.

In all periods, the Company has attempted to continue increasing the balances of more profitable, noninterest bearing and lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:



                                            Three months ended        Nine months ended
                                              September 30,             September 30,
                                        ----------------------------------------------------
                                            2005         2004         2005         2004
                                        ----------------------------------------------------
Yield on earning assets                         5.77%        5.58%        5.73%        5.68%
Rate paid on interest-bearing
  liabilities                                   1.45%        0.69%        1.28%        0.70%
                                        ----------------------------------------------------
  Net interest spread                           4.32%        4.89%        4.45%        4.98%

Impact of all other net
  noninterest bearing funds                     0.44%        0.22%        0.39%        0.22%
                                        ----------------------------------------------------
    Net interest margin                         4.76%        5.11%        4.84%        5.20%
                                        ====================================================


During the third quarter of 2005, the net interest margin declined 35 bp compared to the same period in 2004. Rates paid on interest-bearing liabilities climbed faster than yields on earning assets, resulting in a 57 bp decline in net interest spread. The decline in the net interest spread was partially mitigated by the higher value of noninterest bearing funding sources. The average balance of these sources increased $51 million or 3.7% to $1.4 billion, and their value increased 22 bp because of the higher market rates of interest at which they could be invested.

The net interest margin in the first nine months of 2005 declined by 36 bp when compared with the same period of 2004. Earning asset yields rose 5 bp and the cost of interest-bearing liabilities rose by 58 bp, resulting in a 53 bp decrease in the interest spread. Noninterest bearing funding sources increased $89 million or 6.7%, and their margin contribution increased by 17 bp.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amount of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate (dollars in thousands).


                                                                         For the three months ended
                                                                            September 30, 2005
                                                                  ---------------------------------------
                                                                                 Interest       Rates
                                                                     Average      Income/      Earned/
                                                                     Balance      Expense       Paid
                                                                  ---------------------------------------
    Assets:
    Money market assets and funds sold                                    $750           $1         0.53%
    Investment securities:
      Available for sale
        Taxable                                                        419,670        4,427         4.22%
        Tax-exempt                                                     261,428        4,814         7.37%
      Held to maturity
        Taxable                                                        773,863        7,985         4.13%
        Tax-exempt                                                     596,362        9,399         6.30%
    Loans:
      Commercial:
        Taxable                                                        387,812        7,019         7.18%
        Tax-exempt                                                     249,607        4,092         6.50%
      Commercial real estate                                           937,380       16,819         7.12%
      Real estate construction                                          73,911        1,367         7.34%
      Real estate residential                                          489,649        5,521         4.51%
      Consumer                                                         504,911        6,577         5.17%
                                                                  --------------------------
        Total loans                                                  2,643,270       41,395         6.21%
                                                                  --------------------------
        Total earning assets                                         4,695,343       68,021         5.75%
    Other assets                                                       446,323
                                                                  -------------
        Total assets                                                $5,141,666
                                                                  =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                    $1,400,272          $--           --
      Savings and interest-bearing
        transaction                                                  1,736,917        1,357         0.31%
      Time less than $100,000                                          279,932        1,462         2.07%
      Time $100,000 or more                                            455,293        3,148         2.74%
                                                                  --------------------------
         Total interest-bearing deposits                             2,472,142        5,967         0.96%
    Short-term borrowed funds                                          754,215        5,421         2.81%
    Federal Home Loan Bank advances                                          0            0          N/A
    Debt financing and notes payable                                    40,340          640         6.35%
                                                                  --------------------------
        Total interest-bearing liabilities                           3,266,697       12,028         1.45%
    Other liabilities                                                   50,420
    Shareholders' equity                                               424,277
                                                                  -------------
        Total liabilities and shareholders' equity                  $5,141,666
                                                                  =============
    Net interest spread (1)                                                                         4.30%

    Net interest income and interest margin (2)                                     $55,993         4.76%
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



                                                                        For the three months ended
                                                                            September 30, 2004
                                                                  ---------------------------------------
                                                                                 Interest       Rates
                                                                     Average      Income/      Earned/
                                                                     Balance      Expense       Paid
                                                                  ---------------------------------------
    Assets:
    Money market assets and funds sold                                    $699           $0         0.00%
    Investment securities:
      Available for sale
        Taxable                                                        712,378        7,171         4.03%
        Tax-exempt                                                     286,551        5,291         7.39%
      Held to maturity
        Taxable                                                        586,212        5,725         3.91%
        Tax-exempt                                                     427,197        7,081         6.63%
    Loans:
      Commercial:
        Taxable                                                        351,467        5,105         5.78%
        Tax-exempt                                                     238,481        4,029         6.72%
      Commercial real estate                                           752,395       13,955         7.38%
      Real estate construction                                          34,977          619         7.04%
      Real estate residential                                          365,559        4,047         4.43%
      Consumer                                                         504,785        6,547         5.16%
                                                                  --------------------------
        Total loans                                                  2,247,664       34,302         6.08%
                                                                  --------------------------
        Total earning assets                                         4,260,701       59,570         5.58%
    Other assets                                                       297,224
                                                                  -------------
        Total assets                                                $4,557,925
                                                                  =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                    $1,305,840          $--           --
      Savings and interest-bearing
        transaction                                                  1,696,316        1,118         0.26%
      Time less than $100,000                                          266,584          999         1.49%
      Time $100,000 or more                                            347,579        1,136         1.30%
                                                                  --------------------------
        Total interest-bearing deposits                              2,310,479        3,253         0.56%
    Short-term borrowed funds                                          550,909        1,473         1.05%
    Federal Home Loan Bank advances                                          0            0          N/A
    Debt financing and notes payable                                    21,428          316         5.90%
                                                                  --------------------------
         Total interest-bearing liabilities                          2,882,816        5,042         0.69%
    Other liabilities                                                   37,050
    Shareholders' equity                                               332,219
                                                                  -------------
        Total liabilities and shareholders' equity                  $4,557,925
                                                                  =============
    Net interest spread (1)                                                                         4.89%

    Net interest income and interest margin (2)                                     $54,528         5.11%
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



                                                                          For the nine months ended
                                                                            September 30, 2005
                                                                  ---------------------------------------
                                                                                 Interest       Rates
                                                                     Average      income/      earned/
                                                                     Balance      expense       paid
                                                                  ---------------------------------------
    Assets:
    Money market assets and funds sold                                    $708           $2         0.38%
    Investment securities:
      Available for sale
        Taxable                                                        502,581       15,305         4.06%
        Tax-exempt                                                     245,665       14,635         7.94%
      Held to maturity
        Taxable                                                        748,789       22,538         4.01%
        Tax-exempt                                                     584,012       27,607         6.30%
    Loans:
      Commercial:
        Taxable                                                        377,313       19,641         6.96%
        Tax-exempt                                                     248,877       12,324         6.62%
      Commercial real estate                                           901,373       48,477         7.19%
      Real estate construction                                          66,634        3,623         7.27%
      Real estate residential                                          469,169       15,716         4.42%
      Consumer                                                         499,515       19,298         5.17%
                                                                  --------------------------
        Total loans                                                  2,562,881      119,079         6.20%
                                                                  --------------------------
        Total earning assets                                         4,644,636      199,166         5.73%
    Other assets                                                       414,140
                                                                  -------------
        Total assets                                                $5,058,776
                                                                  =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                    $1,367,580          $--           --
      Savings and interest-bearing
        transaction                                                  1,741,720        3,794         0.29%
      Time less than $100,000                                          286,170        4,243         1.98%
      Time $100,000 or more                                            436,477        7,741         2.37%
                                                                  --------------------------
        Total interest-bearing deposits                              2,464,367       15,778         0.86%
    Short-term borrowed funds                                          734,394       13,645         2.45%
    Federal Home Loan Bank advances                                          0            0          N/A
    Debt financing and notes payable                                    35,866        1,707         6.35%
                                                                  --------------------------
         Total interest-bearing liabilities                          3,234,627       31,130         1.28%
    Other liabilities                                                   47,002
    Shareholders' equity                                               409,567
                                                                  -------------
        Total liabilities and shareholders' equity                  $5,058,776
                                                                  =============
    Net interest spread (1)                                                                         4.45%

    Net interest income and interest margin (2)                                    $168,036         4.84%
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



                                                                        For the nine months ended
                                                                           September 30, 2004
                                                                  ---------------------------------------
                                                                                 Interest       Rates
                                                                     Average      Income/      Earned/
                                                                     Balance      Expense       Paid
                                                                  ---------------------------------------
    Assets:
    Money market assets and funds sold                                    $761           $1         0.18%
    Investment securities:
      Available for sale
        Taxable                                                        851,878       26,581         4.16%
        Tax-exempt                                                     297,013       16,505         7.41%
      Held to maturity
        Taxable                                                        367,471       10,325         3.75%
        Tax-exempt                                                     415,066       20,685         6.64%
    Loans:
      Commercial
        Taxable                                                        346,449       14,709         5.67%
        Tax-exempt                                                     238,281       11,956         6.70%
      Commercial real estate                                           779,075       43,520         7.46%
      Real estate construction                                          36,844        1,905         6.91%
      Real estate residential                                          357,836       12,023         4.48%
      Consumer                                                         507,699       20,349         5.35%
                                                                  --------------------------
        Total loans                                                  2,266,184      104,462         6.16%
                                                                  --------------------------
        Total earning assets                                         4,198,373      178,559         5.68%
    Other assets                                                       298,914
                                                                  -------------
        Total assets                                                $4,497,287
                                                                  =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                    $1,257,089          $--           --
      Savings and interest-bearing
        transaction                                                  1,640,438        3,456         0.28%
      Time less than $100,000                                          274,261        2,958         1.44%
      Time $100,000 or more                                            342,585        2,985         1.16%
                                                                  --------------------------
        Total interest-bearing deposits                              2,257,284        9,399         0.56%
    Short-term borrowed funds                                          566,044        3,890         0.90%
    Federal Home Loan Bank advance                                      32,204          897         3.66%
    Debt financing and notes payable                                    21,798          968         5.92%
                                                                  --------------------------
         Total interest-bearing liabilities                          2,877,330       15,154         0.70%
    Other liabilities                                                   39,145
    Shareholders' equity                                               323,723
                                                                  -------------
        Total liabilities and shareholders' equity                  $4,497,287
                                                                  =============
    Net interest spread (1)                                                                         4.98%

    Net interest income and interest margin (2)                                    $163,405         5.20%
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


                                                                   Three months ended September 30, 2005
                                                                         compared with three months
                                                                          ended September 30, 2004
                                                                  ---------------------------------------
                                                                     Volume        Rate         Total
                                                                  ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                      $0           $1           $1
    Investment securities:
      Available for sale
        Taxable                                                         (3,056)         312       (2,744)
        Tax-exempt                                                        (463)         (14)        (477)
      Held to maturity
        Taxable                                                          1,935          325        2,260
        Tax-exempt                                                       2,686         (368)       2,318
    Loans:
      Commercial:
        Taxable                                                            571        1,343        1,914
        Tax-exempt                                                         191         (128)          63
      Commercial real estate                                             3,367         (503)       2,864
      Real estate construction                                             721           27          748
      Real estate residential                                            1,398           76        1,474
      Consumer                                                               4           26           30
                                                                  ---------------------------------------
        Total loans                                                      6,252          841        7,093
                                                                  ---------------------------------------
        Total earning assets                                             7,354        1,097        8,451
                                                                  ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                         28          211          239
      Time less than $100,000                                               53          410          463
      Time $100,000 or more                                                438        1,574        2,012
                                                                  ---------------------------------------
         Total interest-bearing deposits                                   519        2,195        2,714
                                                                  ---------------------------------------
    Short-term borrowed funds                                              709        3,239        3,948
    Federal Home Loan Bank advances                                          0            0            0
    Debt financing and notes payable                                       299           25          324
                                                                  ---------------------------------------
        Total interest-bearing liabilities                               1,527        5,459        6,986
                                                                  ---------------------------------------
    Increase (decrease) in Net Interest Income                          $5,827      ($4,362)      $1,465
                                                                  =======================================



                                                                   Nine months ended September 30, 2005
                                                                        compared with nine months
                                                                        ended September 30, 2004
                                                                  ---------------------------------------
                                                                     Volume        Rate         Total
                                                                  ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                      $0           $1           $1
    Investment securities:
      Available for sale
        Taxable                                                        (10,677)        (599)    ($11,276)
        Tax-exempt                                                      (3,011)       1,141      ($1,870)
      Held to maturity
        Taxable                                                         11,414          799      $12,213
        Tax-exempt                                                       8,019       (1,097)      $6,922
    Loans:
      Commercial:
        Taxable                                                          1,342        3,590       $4,932
        Tax-exempt                                                         508         (140)        $368
      Commercial real estate                                             6,559       (1,602)      $4,957
      Real estate construction                                           1,612          106       $1,718
      Real estate residential                                            3,729          (36)      $3,693
      Consumer                                                            (376)        (675)     ($1,051)
                                                                  ---------------------------------------
        Total loans                                                     13,374        1,243       14,617
                                                                  ---------------------------------------
        Total earning assets                                            19,119        1,488       20,607
                                                                  ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                        211          127         $338
      Time less than $100,000                                              120        1,165       $1,285
      Time $100,000 or more                                                977        3,779       $4,756
                                                                  ---------------------------------------
         Total interest-bearing deposits                                 1,308        5,071        6,379
                                                                  ---------------------------------------
    Short-term borrowed funds                                            1,418        8,337       $9,755
    Federal Home Loan Bank advances                                          0         (897)       ($897)
    Debt financing and notes payable                                       664           75         $739
                                                                  ---------------------------------------
        Total interest-bearing liabilities                               3,390       12,586       15,976
                                                                  ---------------------------------------
    Increase (decrease) in Net Interest Income                         $15,729     ($11,098)      $4,631
                                                                  =======================================


Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $150 thousand for loan losses in the third quarter of 2005, compared with $600 thousand in the corresponding period of 2004. For the first nine months of 2005 and 2004, $750 thousand and $2.1 million were provided in each respective period. The provision reflects Management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).


                                                         Three months ended        Nine months ended
                                                           September 30,             September 30,
                                                     ----------------------------------------------------
                                                         2005         2004         2005         2004
                                                     ----------------------------------------------------
    Service charges on deposit accounts                    $7,436       $7,465      $21,905      $21,693
    Merchant credit card fees                               2,631          899        6,346        2,633
    Debit card fees                                           834          654        2,343        1,841
    ATM fees and interchange                                  725          664        2,058        1,889
    Other service fees                                        481          466        1,315        1,322
    Financial services commissions                            388          409        1,007          956
    Trust fees                                                323          265          905          773
    Official check sales income                               308          173          800          438
    Mortgage banking income                                    62           41          230          304
    Gains on sale of foreclosed property                       24            0           24          231
    Securities gains (losses)                                   0          (14)      (4,903)       2,169
    Loss on extinguishment of debt                              0            0            0       (2,204)
    Gain on sale of real estate                             2,369            0        3,700            0
    Other noninterest income                                1,859          766        4,384        2,269
                                                     ----------------------------------------------------
      Total                                               $17,440      $11,788      $40,114      $34,314
                                                     ====================================================


Noninterest income for the third quarter of 2005 increased by $5.7 million or 47.9% from the same period in 2004. The increase was primarily due to a $2.4 million gain on sale of real estate and a $1.7 million increase in merchant credit card fees due to the acquisition of REBC's merchant card processing unit. Debit card fees increased $180 thousand or 27.5% due to increased usage and a larger customer base. Official check sales income increased $135 thousand or 78.0% due to a larger earnings credit rate received on outstanding items. Other noninterest income increased $1.1 million or 142.7% mostly due to $588 thousand in insurance proceeds.

In the first nine months of 2005, noninterest income increased $5.8 million or 16.9% compared with the same period of the previous year mainly due to $3.7 million in gains on sales of real estate and a $3.7 million increase in merchant credit card fees. Service charges on deposits increased $212 thousand or 1.0% mainly due to a $1.2 million increase in overdraft fees as a result of repricing in February of 2005, partially offset by a $961 thousand decrease in account analysis deficit fees. A $502 thousand or 27.3% increase in debit card fee income was primarily due to increased usage. ATM fees and interchange income rose by $169 thousand or 8.9% due to repricing in February of 2005 and increased usage. Trust fees were higher by $132 thousand or 17.1% largely due to increased court fees. Official check sales income increased $362 thousand or 82.6% due to the higher earnings credit rate. The prior year benefited from $231 thousand in gains on foreclosed property compared with $24 thousand in gain in 2005. The 2005 period included $4.9 million in losses on sales of securities recorded in connection with management of the Company's interest risk position reflecting the REBC acquisition. The 2004 period benefited from $2.2 million in gains on sales of securities which offset the $2.2 million in losses on extinguishment of debt which was incurred as a result of prepaying $105 million in FHLB advances. Other noninterest income increased $2.1 million due, in part, to $588 thousand in insurance proceeds.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                         Three months ended        Nine months ended
                                                           September 30,             September 30,
                                                     ----------------------------------------------------
                                                         2005         2004         2005         2004
                                                     ----------------------------------------------------
    Salaries and related benefits                         $13,621      $13,054      $40,405      $39,912
    Occupancy                                               3,201        3,022        9,383        8,913
    Data processing services                                1,544        1,525        4,632        4,563
    Equipment                                               1,347        1,101        3,891        3,536
    Courier service                                           989          923        2,879        2,695
    Telephone                                                 537          529        1,618        1,636
    Professional fees                                         497          411        1,821        1,332
    Postage                                                   377          288        1,175        1,046
    Stationery and supplies                                   298          333          950          930
    Loan expense                                              309          289          745          839
    Advertising/public relations                              247          241          728          746
    Merchant credit card                                      272          292          792          833
    Correspondent Service Charges                             233          233          747          712
    Operational losses                                        222          265          612          747
    Amortization of deposit intangibles                     1,064          136        2,561          408
    Other noninterest expense                               2,033        1,849        5,750        5,625
                                                     ----------------------------------------------------
    Total                                                 $26,791      $24,491      $78,689      $74,473
                                                     ====================================================

    Average full time equivalent staff                        956          980          964          992

    Noninterest expense to revenues (FTE)                   36.48%       36.93%       37.80%       37.67%


Noninterest expense increased $2.3 million or 9.4% in the third quarter of 2005 compared to the same period in 2004. Salaries and related benefits increased $567 thousand or 4.3%, primarily due to a $465 thousand increase in salary and wages, increases in workers compensation claims, retirement plan expenses and group insurance, partially reduced by a $108 thousand decline in incentives and bonuses. The increase in regular salaries was attributable to annual merit increases to continuing staff, partially offset by the effect of a smaller workforce. Occupancy expense was higher by $179 thousand or 5.9% primarily due to an increase in rental of bank premises, net of income from subleased spaces. The increase in rent was the net result of $222 thousand in additional rent payments for the REBC offices and annual increases for other locations, partially offset by savings from branch consolidation and relocations. Equipment expense rose by $246 thousand or 22.3% mostly due to an increase in repair and maintenance costs. A $928 thousand increase in amortization of identifiable intangibles was attributable to the REBC acquisition. Other noninterest expense increased $184 thousand or 10.0% primarily due to a $132 thousand increase in low-income housing amortization and higher internet banking expense, partially offset by reduced insurance costs.

In the first nine months of 2005, noninterest expense rose $4.2 million or 5.7% compared with the corresponding period of 2004. Salaries and related benefits increased $493 thousand or 1.2%, primarily the net result of a $915 thousand increase in salary and wages, a $166 thousand increase in retirement plan expenses and a $152 thousand increase in group insurance, partially reduced by a $796 thousand decline in incentives and bonuses. The increase in regular salaries was attributable to payment to non-continuing REBC employees and annual merit increases to continuing staff, partially offset by the effect of a smaller workforce. Occupancy expense was higher by $470 thousand or 5.3% primarily due to a $154 thousand increase in rent, net of sublease income, moving expense, higher utility costs and an increase in miscellaneous occupancy expenses. Equipment expense increased $355 thousand or 10.0% mainly due to a $177 thousand increase in depreciation and higher repair and maintenance costs. Courier service expense rose by $184 thousand (6.8%). Professional fees increased $489 thousand or 36.7% due to a $446 thousand increase in audit and accounting costs primarily due to additional charges from the Company's independent auditor in connection with new audit requirements promulgated by the Public Company Accounting Oversight Board. Postage increased $129 thousand or 12.3%. A $2.2 million increase in amortization of identifiable intangibles was attributable to the REBC acquisition. Other noninterest expense increased $124 thousand or 2.2% largely due to a $173 thousand increase in amortization of low-income housing investments as tax benefits are realized and a $158 thousand increase in internet banking expense, partially offset by reduced insurance costs and lower employee relations expenses. These increases were reduced by a $135 thousand or 18.1% decline in operational losses.


Provision for Income Tax

During the third quarter of 2005, the Company recorded income tax expense
(FTE) of $17.3 million, $1.2 million or 7.2% higher than the third quarter of 2004. The current quarter provision represents an effective tax rate of 37.2%
(FTE), compared to 39.1% (FTE) for the third quarter of 2004. On a year-to-date basis, the income tax provision (FTE) was $48.9 million for 2005 compared with $47.1 million for 2004. The effective tax rate of 38.0% (FTE) for the first nine months of 2005 is lower than the 38.9% (FTE) for the same period of 2004. The lower tax rates in 2005 are mostly due to anticipated State tax refunds in connection with the acceptance of amended returns for 1999-2001 and the tax-free nature of $588 thousand in life insurance proceeds.

Classified Loans

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of the loan portfolio. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified" category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Other real estate owned is recorded at the lower of cost or market.

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                                        At September 30,         At
                                                                  --------------------------December 31,
                                                                      2005         2004         2004
                                                                  ---------------------------------------
    Classified loans                                                   $36,656      $20,868      $19,225
    Other real estate owned                                                  0            0            0
                                                                  ---------------------------------------
    Classified loans and other real estate owned                       $36,656      $20,868      $19,225
                                                                  =======================================
    Allowance for loan losses /
     classified loans                                                      163%         261%         282%


Classified loans at September 30, 2005, increased $15.8 million and $17.4 million from a year ago and December 31, 2004, respectively. The increase was primarily due to the classified loans totaling $16.1 million acquired from REBC.


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

The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):


                                                           At September 30,         At
                                                     --------------------------December 31,
                                                         2005         2004         2004
                                                     ---------------------------------------
    Performing nonaccrual loans                            $4,514       $2,777       $4,071
    Nonperforming, nonaccrual loans                         2,293        3,996        2,970

       Total nonaccrual loans                               6,807        6,773        7,041

    Loans 90 days past due and
      still accruing                                        1,334          182           10
                                                     ---------------------------------------
      Total nonperforming loans                             8,141        6,955        7,051

    Other real estate owned                                     0            0            0
                                                     ---------------------------------------
      Total                                                $8,141       $6,955       $7,051
                                                     =======================================
    Allowance for loan losses /
      nonperforming loans                                     733%         782%         768%


Performing nonaccrual loans at September 30, 2005 increased $1.7 million and $443 thousand from a year ago and December 31, 2004, respectively, as a result of the $4.0 million performing nonaccrual loans acquired from REBC and new loans being placed on nonaccrual, less charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual.

Nonperforming nonaccrual loans at September 30, 2005 decreased $1.7 million and $677 million from a year ago and December 31, 2004, respectively. The decrease was due to the net result of loans being returned to accrual status or being charged off or paid off, and others being added to nonperforming nonaccrual.

Loans 90 days past due and still accruing increased $1.2 million and $1.3 million from September 30, 2004 and December 31, 2004, respectively. The increase was attributable to a $1.2 million commercial loan which is 100 percent secured by Westamerica Bank certificates of deposit. Such loan was brought current in October 2005.

The Company had no restructured loans as of September 30, 2005, September 30, 2004 and December 31, 2004.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and nine month periods ended September 30, 2005, if all such loans had performed in accordance with their original terms, was $148 thousand and $422 thousand, respectively, compared to $102 thousand and $332 thousand, respectively, for the third quarter and the first three quarters of 2004.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2005, totaled $23 thousand and $308 thousand, respectively, compared to $85 thousand and $252 thousand, respectively, for the comparable periods in 2004. These cash payments represent annualized yields of 1.28% and 5.67%, respectively, for the third quarter and the first nine months of 2005 compared to 5.46% and 4.99%, respectively, for the third quarter and the first nine months of 2004.

Total cash payments received during the third quarter and first nine months of 2005 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2005, totaled approximately $101 thousand and $329 thousand, respectively.

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


Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical loan loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to external competitive factors. Management considers the $59.7 million allowance for loan losses, which is equivalent to 2.23% of total loans at September 30, 2005, to be adequate as a reserve against losses as of September 30, 2005.

The following table summarizes the loan loss provision, net credit losses and allowance for loan losses for the periods indicated (dollars in thousands):


                                                         Three months ended        Nine months ended
                                                           September 30,             September 30,
                                                     ----------------------------------------------------
                                                         2005         2004         2005         2004
                                                     ----------------------------------------------------
    Balance, beginning of period                          $59,862      $53,949      $54,152      $53,910

    Loan loss provision                                       150          600          750        2,100

    Allowance acquired through merger                           0            0        5,213            0

    Loans charged off                                        (684)      (1,116)      (2,037)      (3,998)
    Recoveries of previously
       charged off loans                                      346          955        1,596        2,376
                                                     ----------------------------------------------------
      Net credit losses                                      (338)        (161)        (441)      (1,622)
                                                     ----------------------------------------------------
    Balance, end of period                                $59,674      $54,388      $59,674      $54,388
                                                     ====================================================
    Allowance for loan losses /
     loans outstanding                                       2.23%        2.36%


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

The primary analytical tool used by the Company to quantify interest rate risk is a simulation model to project changes in net interest income ("NII") that result from forecast changes in interest rates. This analysis calculated the difference between a NII forecast over a 12-month period using a stable interest rate scenario and a NII forecast using a rising or falling interest rate scenario with the Federal Funds rate serving as a "primary indicator." Based on economic conditions, interest rate levels, anticipated monetary policy and Management's judgment, at September 30, 2005, simulations were conducted with the Federal Funds rate rising by 200 basis points or declining by 100 basis points over the 12-month forecast interval triggering a response in the other rates. Company policy requires that such simulated changes in NII should be within certain specified ranges or steps must be taken to reduce interest rate risk.

A variety of factors affect the timing and magnitude of interest rate changes such as general economic conditions, fiscal policy, monetary policy, international trade and related economic developments, political developments, terrorism, and a variety of other factors. Given current conditions, the Company is anticipating rising rates, although the timing and extent of increasing rates across the term to maturity spectrum remains uncertain. The Company generally maintains an interest rate risk position near neutral, such that changing interest rates will not cause significant changes in net interest income.

The following table summarizes the simulated change in NII (FTE), based on the 12-month period ending September 30, 2006:

Simulated Changes to Net Interest Income


                                                                  Estimated Increase
                                                                  (Decrease) in NII
                                                                  -----------------
    Twelve months ended September 30, 2006             Estimated
    Changes in Interest Rates (Basis Points)          NII Amount     Amount       Percent
    ----------------------------------------         ---------------------------------------
                                                               (Dollars in millions)
    +200                                                   $218.3        ($6.8)        -3.0%
     ---                                                    225.1          ---          ---
    -100                                                    226.0          0.9          0.4%



Liquidity

The Company's principal source of asset liquidity is investment securities available for sale and principal payments from outstanding consumer and other loans. At September 30, 2005, investment securities available for sale totaled $661 million, representing a decrease of $271.1 million from December 31, 2004. The decrease is primarily attributable to the sale of $196 million of investment securities available for sale and principal payments. Additionally, during the nine months ended September 30, 2005, principal payments from maturities, call, and paydowns from all investment securities totaled approximately $214 million. At September 30, 2005, indirect auto loans totaled $418 million, which were experiencing stable monthly principal payments of approximately $18 million. In addition, at September 30, 2005, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $10 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 2005 and 2004 contributed to substantial operating cash flows of $74.3 million and $80.6 million, respectively. In 2005, operating activities and retained earnings from prior years provided cash for $29.0 million in shareholder dividends, $3.3 million for repayment of long term debt and $68.9 million utilized to repurchase common stock. In 2004, operating activities provided cash for $41.2 million of Company stock repurchases, $26.2 million in shareholder dividends and $3.2 million for repayment of long term debt. In 2004, the Company reduced its level of stock repurchases to accumulate cash for the purpose of distributing $57 million to REBC shareholders as a part of the merger consideration.

In the first nine months of 2005, the Company's primary investment was the REBC acquisition. The Company paid cash of $57 million and issued 1.6 million shares of its common stock to REBC shareholders in exchange for $435 million loans, $47 million investment securities, $370 million deposits, a merchant card processing business, and other assets and liabilities. In the first nine months of 2005, the Company also sold approximately $196 million in securities available for sale to manage its interest rate risk position in light of the REBC acquisition. The Company also divested approximately $34 million in deposits in a branch sale required by regulators in approving the REBC acquisition. In 2004, the Company's deposits increased $181.8 million, which was used to prepay $107 million FHLB advances and finance a substantial portion of a $121.2 million increase in investment securities.

The Company anticipates maintaining its cash levels in 2005 mainly through increased profitability and retained earnings. It is anticipated that loan demand will increase moderately during the remainder of 2005, although such demand will be dictated by economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand through the end of 2005. Depending on economic conditions, interest rate levels, and a variety of other conditions, excess deposit growth may be used to purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding uncertainty in the general economic and political environment, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue in 2005.

Westamerica Bancorporation ("the Parent Company") is separate and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends to its shareholders, and interest and principal payments on outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies is reviewed regularly by Management. The Company repurchases shares of its common stock in the open market pursuant to stock repurchase plans approved by the Board with the intention of returning excess capital to shareholders, lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. These programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 1.3 million shares and 824 thousand shares in the first three quarters of 2005 and 2004, respectively.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $432.0 million at September 31, 2005. This amount, which is reflective of the effect of issuing $89.5 million of stock in connection with the REBC acquisition and the generation of $79.8 million in earnings, offset by common stock repurchases and dividends paid to shareholders of $97.9 million, represents an increase of $80.1 million or 22.8% from a year ago, and an increase of $73.4 million or 20.5% from December 31, 2004. The Company's ratio of equity to total assets rose to 8.38% at September 30, 2005, from 7.59% a year ago and 7.57% on December 31, 2004.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                   At September 30,       At         Minimum
                             ------------------------December 31,  Regulatory
                                2005        2004         2004      Requirement
                             --------------------------------------------------
Tier I Capital                     9.09%       10.93%       11.09%        4.00%
Total Capital                     10.41%       12.29%       12.46%        8.00%
Leverage ratio                     5.99%        7.09%        7.06%        4.00%


The risk-based capital ratios declined at September 30, 2005, compared with September 30 and December 31 of 2004, due to the REBC acquisition. The increase in capital ratios from September 30, 2004 to December 31, 2004 reflects the Company's capital management in preparation for the REBC acquisition. Equity issued in the acquisition of $89.5 million was more than offset by the intangible assets that were recorded, thereby decreasing Tier I and Total Capital subsequent to the acquisition. In addition, risk-weighted assets increased, resulting in lower capital ratios. The decrease in Tier I Capital and an increase in average total assets resulted in the lower leverage ratio at September 30, 2005 compared with a year ago and the end of 2004.

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


Item 4. Controls and Procedures

The Company's principal executive officer and the person performing the functions of the Company's principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2005. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  (a) None

  (b) None

  (c) Issuer Purchases of Equity Securities

  The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2005 (in thousands, except per share data).


                                                              (c)          (d)
                                                            Total      Maximum
                                                           Number       Number
                                                        of Shares    of Shares
                                                 (b)    Purchased     that May
                                    (a)      Average   as Part of       Yet Be
                                  Total        Price     Publicly    Purchased
                              Number of         Paid    Announced    Under the
                                 Shares          per        Plans     Plans or
                      Period  Purchased        Share or Programs*     Programs
                ---------------------------------------------------------------
                July 1
                through
                July 31             119       $53.80          119          774
                ---------------------------------------------------------------
                August 1
                through
                August 31           299        53.62          299          475
                ---------------------------------------------------------------
                September 1
                through
                September 30         19        51.40           19        1,981
                ---------------------------------------------------------------
                Total               437       $53.57          437        1,981
                ===============================================================


* Includes 4 shares purchased in each of July, August and September by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

On August 27, 2004 the Board of Directors authorized a program for the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2005. A replacement plan was approved by the Board of Directors on August 25, 2005 to repurchase up to 2,000,000 shares prior to September 1, 2006.

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



                                        WESTAMERICA BANCORPORATION
                                        (Registrant)



November 4, 2005                        /s/ JOHN "ROBERT" THORSON
----------------                        --------------------------
Date                                    John "Robert" Thorson
                                        Senior Vice President
                                        and Chief Financial Officer
                                        (Chief Accounting Officer)