Form 10-K
period 2005-12-31
WESTAMERICA BANCORPORATION
filed 2006-03-10
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
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
Title of Class: Common Stock, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES ☑      NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐      NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐      NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005 as reported on the NASDAQ National Market System, was approximately $1,666,027,391.50. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on March 2, 2006
31,578,136 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Stockholders, to be held on April 27, 2006, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) economic uncertainty created by terrorist threats and attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) increasing competitive pressure in the banking industry ; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits and loans; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. See also “Certain Additional Business Risks” in Item 1, “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this Report.
PART I
ITEM 1. BUSINESS
WESTAMERICA BANCORPORATION (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Principal administrative offices are located at 4550 Mangels Boulevard in Fairfield, California 94534 and its telephone number is (707) 863-6000. The Company provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the North to Kern County in the South. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Company also owns 100% of the capital stock of Community Banker Services Corporation, a company engaged in providing the Company and its subsidiaries data processing services and other support functions.
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
On March 1, 2005, the Company acquired Santa Rosa based Redwood Empire Bancorp, the parent company of National Bank of the Redwoods (NBR). The acquisition was valued at approximately $153 million and was accounted for using the purchase accounting method. The assets and liabilities of NBR were fully merged into WAB as of close of business day on March 11, 2005. As of March 1, 2005, Redwood Empire had approximately $440 million in loans and $370 million in deposits.
At December 31, 2005, the Company had consolidated assets of approximately $5.1 billion, deposits of approximately $3.8 billion and shareholders’ equity of approximately $426.7 million. The Company and its subsidiaries employed approximately 950 full-time equivalent staff as of December 31, 2005.
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
Under the GLBA, Federal Reserve member banks, subject to various requirements, as well as national banks, are permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the Bank must also be well capitalized and well managed and have received at least a “satisfactory” rating in its most recent Community Reinvestment Act examination. The Company cannot be certain of the effect of the foregoing recently enacted legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.
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
The federal banking agencies take into consideration concentrations of credit risk and risks from nontraditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. The federal banking agencies also consider interest rate risk (related to the interest rate sensitivity of an institution’s assets and liabilities, and its off balance sheet financial instruments) in evaluation of a bank’s capital adequacy.
As of December 31, 2005, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 8 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.
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
Congress adopted the Federal Deposit Insurance Reform Act of 2005 as part of the Deficit Reduction Act of 2005 and President Bush signed it on February 8, 2006 and a companion bill, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, on February 15, 2006. This legislation provides for:
- merging the BIF and SAIF deposit insurance funds;
- annually adjusting the minimum insurance fund reserve ratio between $1.15 and $1.50 per $100 of insured deposits;
- increasing deposit coverage for retirement accounts to $250,000, - indexing the insurance level for inflation, with any increases approved by the FDIC and National Credit Union Administration on a five-year cycle beginning in 2010 after review of the state of the deposit insurance fund and related factors;
- credits of up to $4.7 billion to offset premiums for banks that capitalized the FDIC by 1996; and
- an historical basis concept for distributing credits and dividends to reflect past contributions to the insurance funds.
The FDIC is required to adopt implementing regulations to take effect within 270 days of enactment or by November 2006. No assurance can be given at this time as to what the future level of insurance premiums will be.
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
Sarbanes-Oxley addresses, among other matters: (i) independent audit committees for reporting companies whose securities are listed on national exchanges or automated quotation systems (the “Exchanges”) and expanded duties and responsibilities for audit committees; (ii) certification of financial statements by the chief executive officer and the chief financial officer; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (iv) a prohibition on insider trading during pension plan black out periods; (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers under most circumstances with exceptions for certain normal course transactions by regulated financial institutions; (vii) expedited electronic filing requirements related to trading by insiders in an issuer’s securities on Form 4; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (ix) accelerated filing of periodic reports; (x) the formation of the Public Company Accounting Oversight Board (“PCAOB”) to oversee public accounting firms and the audit of public companies that are subject to the securities laws; (xi) auditor independence; (xii) internal control evaluation and reporting; and (xiii) various increased criminal penalties for violations of securities laws.
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
ITEM 1A. RISK FACTORS
Readers and prospective investors in the Company’s securities should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report.
The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.
If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the company’s securities could decline significantly, and investors could lose all or part of their investment in the Company’s common stock.
Market and Interest Rate Risk
Changes in interest rates could reduce income and cash flow.
The discussion in this report under “Item 7 Management’s Discussion and Analysis — Asset and Liability Management” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph. The Bank’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. The Company cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.
Risks Related to the Nature and Geographical Location of the Company’s Business
The Bank invests in loans that contain inherent credit risks that may cause the Company to incur losses.
The Company closely monitors the markets in which it conducts its lending operations and adjusts its strategy to control exposure to loans with higher credit risk. Asset reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. The Company can provide no assurance that the credit quality of the loan portfolio will not deteriorate in the future and that such deterioration will not adversely affect the Company.
The Company’s operations are concentrated geographically in California, and poor economic conditions may cause the Company to incur losses.
Substantially all of the Bank’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 56% of the Bank’s loan portfolio. The Bank’s financial condition and operating results will be subject to changes in economic conditions in California. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, the California state government’s budgetary difficulties and continuing fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely effect the Bank.
The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.
Most of the properties of the Company are located in California. Also most of the real and personal properties which currently secure some of the Bank’s loans are located in California. California is a state which is prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood, fire or other natural disaster, the Bank faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood, fire or other natural disaster in California could have a material adverse effect on the Bank’s business, financial condition, results of operations and cash flows.
Regulatory Risks
Restrictions on dividends and other distributions could limit amounts payable to the Company.
As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends paid by its bank and nonbank subsidiaries. Various statutory provisions restrict the amount of dividends the Company’s subsidiaries can pay to the Company without regulatory approval. In addition, if any of the Company’s subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before the Company, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.
Adverse effects of changes in banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect the Company.
The Company is subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of the Bank’s customers and not for the benefit of investors. In the past, the Bank’s business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting the Company and the Company’s subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, the Company’s business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, including legislative and regulatory reactions to the terrorist attack on September 11, 2001 and future acts of terrorism, and major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies.
Additionally, the Bank’s business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States of America. Under long- standing policy of the Federal Reserve Board, a bank holding company is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, the Company may be required to commit financial and other resources to its subsidiary bank in circumstances where the Company might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on the Company’s business, results of operations and financial condition.
Systems, Accounting and Internal Control Risks
The accuracy of the Company’s judgments and estimates about financial and accounting matters will impact operating results and financial condition.
The discussion under “Critical Accounting Policies” in this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition.
The Company’s information systems may experience an interruption or breach in security.
The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management and systems. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s controls and procedures may fail or be circumvented.
Management regularly reviews and updates the Company’s internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. The Company maintains controls and procedures to mitigate against risks such as processing system failures and errors, and customer or employee fraud, and maintains insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Events could occur which are not prevented or detected by the Company’s internal controls or are not insured against or are in excess of the Company’s insurance limits. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.
Shares of Company common stock eligible for future sale could have a dilutive effect on the market for Company common stock and could adversely affect the market price.
The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 31.9 million were outstanding at December 31, 2005. Pursuant to its stock option plans, at December 31, 2005, the Company had exercisable options outstanding of 2.3 million. As of December 31, 2005, 1.8 million shares of Company common stock remained available for grants under the Company’s stock option plans (and stock purchase plan). Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Branch Offices and Facilities

WAB is engaged in the banking business through 87 offices in 21 counties in Northern and Central California including thirteen offices in Fresno County, eleven each in Marin and Sonoma Counties, seven in Napa County, five each in Stanislaus, Lake, Kern, Contra Costa and Solano Counties, three each in Alameda and Sacramento Counties, two each in Mendocino, Nevada, Placer and Tulare Counties, and one each in Merced, San Francisco, Tuolumne, Kings, Madera, and Yolo Counties. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.
The Company owns 28 branch office locations and one administrative facility and leases 69 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the shareholders during the fourth quarter of 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ National Market System (“NASDAQ”) (to be renamed NASDAQ Global Market in 2006) under the symbol “WABC”. The following table shows the high and the low bid prices for the common stock, for each quarter, as reported by NASDAQ:

2005:	High	Low

First quarter	$58.44	$50.82
Second quarter	54.11	48.48
Third quarter	56.25	49.90
Fourth quarter	55.48	47.33

2004:

First quarter	$51.63	$47.85
Second quarter	52.99	47.58
Third quarter	55.80	49.04
Fourth quarter	61.05	54.43

As of February 6, 2006, there were approximately 8,600 shareholders of record of the Company’s common stock.
The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the Federal Reserve Board pursuant to the BHCA. See Item 1, “Business — Supervision and Regulation.” As of December 31, 2005, $190.4 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.
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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table summarizes the status of the Company’s equity compensation plans as of December
31, 2005 (in thousands, except exercise price):

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in column (a))

	(a )	(b )	(c )

Equity compensation plans approved by security holders	3,269	$39	1,786 *
Equity compensation plans not approved by security holders	0	N/A	0

Total	3,269	$39	1,786

*	The Amended and Restated Stock Option Plan, Article III, provides that the number of shares reserved for Awards under the plan may increase on the first day of each fiscal year by an amount equal to the least of 1) 2% of the shares outstanding as of the last day of the prior fiscal year, 2) 675,000 shares, or 3) such lesser amount as determined by the Board.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2005 (in thousands, except per share data).

			(c)	(d)
			Total	Maximum
			Number	Number
			of Shares	of Shares
		(b)	Purchased	that May
	(a)	Average	as Part of	Yet Be
	Total	Price	Publicly	Purchased
	Number of	Paid	Announced	Under the
	Shares	per	Plans	Plans or
Period	Purchased	Share	or Programs*	Programs

October 1 through October 31	209	$51.61	209	1,772

November 1 through November 30	199	53.91	199	1,573

December 1 through December 31	92	53.73	92	1,481

Total	500	$52.91	500	1,481

*	Includes 7 thousand, 3 thousand and 8 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.
The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
Shares were repurchased during the fourth quarter of 2005 pursuant to a program approved by the Board of Directors on August 25, 2005 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2006.

ITEM 6. SELECTED FINANCIAL DATA
The following financial information for the five years ended December 31, 2005 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.
WESTAMERICA BANCORPORATION FINANCIAL SUMMARY
(In thousands, except per share data)

	2005	2004	2003	2002	2001

Year ended December 31
Interest income	$242,797	$216,337	$223,493	$237,633	$257,056
Interest expense	43,649	21,106	27,197	39,182	68,887

Net interest income	199,148	195,231	196,296	198,451	188,169
Provision for credit losses	900	2,700	3,300	3,600	3,600
Noninterest income:
Securities (losses) gains, net	(4,903)	(5,011)	2,443	(4,278)	0
Loss on extinguishment of debt	0	(2,204)	(2,166)	0	0
Deposit service charges and other	59,443	45,798	42,639	40,829	42,655
Total noninterest income	54,540	38,583	42,916	36,551	42,655
Noninterest expense	104,856	98,751	101,703	103,323	102,651

Income before income taxes	147,932	132,363	134,209	128,079	124,573
Provision for income taxes	40,491	37,145	39,146	40,941	40,294

Net income	$107,441	$95,218	$95,063	$87,138	$84,279

Earnings per share:
Basic	$3.33	$2.99	$2.89	$2.59	$2.39
Diluted	3.27	2.93	2.85	2.55	2.36
Per share:
Dividends paid	$1.22	$1.10	$1.00	$0.90	$0.82
Book value at December 31	13.38	11.33	10.54	10.22	9.19
Average common shares outstanding	32,291	31,821	32,849	33,686	35,213
Average diluted common shares outstanding	32,897	32,461	33,369	34,225	35,748
Shares outstanding at December 31	31,882	31,640	32,287	33,411	34,220

At December 31
Loans, net	$2,616,372	$2,246,078	$2,269,420	$2,440,411	$2,432,371
Investments	1,999,604	2,192,542	1,949,288	1,386,833	1,158,139
Intangible assets	148,077	21,890	22,433	23,176	19,013
Total assets	5,149,209	4,737,268	4,576,385	4,224,867	3,927,967
Total deposits	3,846,101	3,583,619	3,463,991	3,294,065	3,234,635
Short-term borrowed funds	775,173	735,423	590,646	349,736	271,911
Federal Home Loan Bank advances	0	0	105,000	170,000	40,000
Debt financing and notes payable	40,281	21,429	24,643	24,607	27,821
Shareholders’ equity	426,714	358,609	340,371	341,499	314,359

Financial Ratios:

For the year:
Return on assets	2.12%	2.10%	2.19%	2.17%	2.18%
Return on equity	26.04%	28.83%	29.38%	28.70%	27.17%
Net interest margin *	4.82%	5.14%	5.39%	5.76%	5.71%
Net loan losses to average loans	0.03%	0.11%	0.15%	0.14%	0.15%
Efficiency ratio *	37.66%	38.49%	39.07%	40.96%	41.67%
At December 31:
Equity to assets	8.29%	7.57%	7.44%	8.08%	8.00%
Total capital to risk-adjusted assets	10.40%	12.46%	11.39%	10.97%	10.63%
Allowance for loan losses to loans	2.09%	2.35%	2.32%	2.17%	2.10%

* Fully taxable equivalent

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 34 through 57, as well as with the other information presented throughout the Report.
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
Effective March 1, 2005, the Company acquired Redwood Empire Bancorp (“REBC”), parent company of National Bank of the Redwoods. The REBC acquisition was accounted for using the “purchase method” of accounting for business combinations which requires valuing assets and liabilities which do not have quoted market prices. In determining fair values for assets and liabilities without quoted market prices for the REBC acquisition, management engaged an independent consultant to determine such fair values. Critical assumptions used in the valuation included prevailing market interest rates on similar financial products, future cash flows, maturity structures and durations of similar financial products, the cost of processing deposit products, the interest rate structure for similar funding sources over the estimated duration of acquired deposits, the duration of customer relationships, and other critical assumptions.
OVERVIEW OF FINANCIAL RESULTS
Operating results following the REBC acquisition include additional net interest income from REBC’s earning assets and interest-bearing liabilities and higher merchant credit card income due to the REBC’s card processing unit. Additionally, 2005 results included a $3.7 million gain on sale of real estate, $945 thousand in tax-exempt life insurance proceeds, and $4.9 million in securities losses.
ACQUISITION
The acquisition of REBC was completed on March 1, 2005, followed by a divestiture of a former REBC branch in Lake County in the second quarter. After adjusting for the divestiture the transaction was valued at approximately $150 million, including approximately $57 million paid in cash, issuance of approximately 1.6 million shares of the Company’s common stock, and conversion of Redwood Empire stock options into Company stock options based on an average stock price of $51.84. REBC, on March 1, 2005, had approximately $440 million loans, $370 million deposits, $20 million “trust preferred” subordinated debt, and $30 million shareholders’ equity. Goodwill of $103 million and identifiable intangibles of $27 million were recorded in accordance with the purchase method of accounting for business combinations. During the second quarter of 2005, the Company sold a former REBC branch with approximately $34 million in deposits, as required by the Federal Reserve in connection with its approval of the REBC acquisition. A premium of $2.0 million on the sale of the branch was recorded as a reduction of goodwill associated with the purchase of REBC.
Net Income
The Company reported net income for 2005 of $107.4 million or $3.27 diluted earnings per share, an increase of $12.2 million over net income for 2004 of $95.2 million, or $2.93 diluted earnings per share. Results for 2005 include a $3.7 million gain on sale of real estate, $945 thousand in tax-exempt life insurance proceeds, and $4.9 million in securities losses which, on a combined basis, increased net income $247 thousand. Results for 2004 included a $7.2 million asset impairment writedown in the value of FNMA and FHLMC preferred stock, a $2.2 million loss on extinguishment of debt, and $2.2 million realized losses on the sale of securities.
Components of Net Income

Year ended December 31,
($ in thousands except per share amounts)	2005	2004	2003

Net interest and fee income *	$223,866	$217,993	$217,407
Provision for loan losses	(900)	(2,700)	(3,300)
Noninterest income	54,540	38,583	42,916
Noninterest expense	(104,856)	(98,751)	(101,703)
Taxes *	(65,209)	(59,907)	(60,257)

Net income	$107,441	$95,218	$95,063

Net income per average fully-diluted share	$3.27	$2.93	$2.85
Net income as a percentage of average shareholders’ equity	26.04%	28.83%	29.38%
Net income as a percentage of average total assets	2.12%	2.10%	2.19%

*	Fully taxable equivalent (FTE)

Net income for 2005 increased $12.2 million, or 12.8%, over net income for 2004. Net interest income (FTE) increased $5.9 million, mainly due to earning asset growth, partially offset by a reduced net in interest margin resulting from rates paid on interest-bearing liabilities rising faster than yields on earning assets. The loan loss provision declined $1.8 million, year over year, in accordance with Management’s assessment of credit risk for the loan portfolio. Noninterest income increased $16.0 million primarily due to a $5.6 million increase in merchant credit card income, a $3.7 million gain on sale of real estate and $945 thousand in life insurance proceeds, partially reduced by $4.9 million in realized securities losses. Furthermore, 2004 results included a $7.2 million securities impairment writedown, a $2.2 million loss on extinguishment of debt, and $2.2 million in realized investment securities gains. Noninterest expense increased mostly due to an increase in salaries and related benefits, occupancy and equipment expense and amortization of intangibles relating to the REBC acquisition. Income tax provision (FTE) increased due to higher pretax income, partially offset by the tax-exempt nature of life insurance proceeds.
Net income in 2004 was $155 thousand or 0.2% higher than in 2003, after including a $4.2 million after-tax securities impairment writedown in 2004. Net interest income (FTE) increased $586 thousand, the net result of higher average earning assets and a reduced net interest margin. The reduced net interest margin resulted from lower funding costs offset by declining earning asset yields and lower fee income. The loan loss provision declined $600 thousand, year over year, in accordance with Management’s assessment of credit risk for the loan portfolio. Noninterest income fell $4.3 million primarily due to the impairment charge, partially offset by growth in deposit fee income. Noninterest expense declined $2.9 million because of lower personnel and other operational costs. The lower tax provision (FTE) (down $350 thousand) was due to a $3.0 million tax benefit from the impairment charge and higher low-income housing investment tax credits, offset in part by increased pretax income.
The Company’s return on average total assets was 2.12% in 2005, compared to 2.10% and 2.19% in 2004 and 2003, respectively. Return on average equity in 2005 was 26.04%, compared to 28.83% and 29.38% in 2004 and 2003, respectively.

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 2005 increased $5.9 million or 2.7% from 2004, to $223.9 million. Comparing 2004 to 2003, net interest income (FTE) increased $586 thousand or 0.3%.
Components of Net Interest Income

Year ended December 31,
(in thousands)	2005	2004	2003

Interest and fee income	$242,797	$216,337	$223,493
Interest expense	(43,649)	(21,106)	(27,197)
FTE adjustment	24,718	22,762	21,111

Net interest income (FTE)	$223,866	$217,993	$217,407

Net interest margin (FTE)	4.82%	5.14%	5.39%

Interest and fee income (FTE) increased in 2005 by $28.4 million or 11.9% from 2004, the net result of growth of average earning assets, primarily due to the REBC acquisition, and higher yields on earning assets, partially offset by the effect of one less accrual day. Average earning assets grew $406.4 million, with loans and investments increasing $317.9 million and $88.5 million, respectively. Most growth in average loans was concentrated in commercial, construction, commercial real estate and residential real estate credits, which increased $41 million, $31 million, $137 million and $118 million, respectively. The increase in average investment balances was due to growth in municipal securities (up $131 million) and mortgage backed securities and collateralized mortgage obligations (up $114 million), partially offset by declines in U.S. government sponsored entity obligations (down $124 million) and corporate and other securities (down $31 million). The yield on earning assets, excluding loan fee income, rose from 5.61% in 2004 to 5.73% in 2005. The composite yield on loans, excluding loan fee income, increased 12 basis points (“bp”) to 6.19% in 2005. Yield increases on commercial loans (up 76 bp) and personal credit lines (up 141 bp) were partially reduced by declining yields on commercial real estate loans (down 20 bp) and indirect consumer loans (down 38 bp). The yield on the investment portfolio increased 8 bp mainly due to a 16 bp increase in mortgage backed securities and collateralized mortgage obligations, partially offset by a 33 bp decline in municipal securities.
Interest expense increased in 2005 to $43.6 million, due to rising rates paid on interest-bearing liabilities and higher volume of those liabilities, partially offset by the effect of one less accrual day. The average rate paid on interest-bearing liabilities rose 63 bp to 1.36% in 2005. Rates paid on most liabilities moved with general market conditions. The average rate on short-term borrowings rose 159 bp. Rates on deposits increased as well, including those on certificates of deposit (“CDs”) with balances over $100 thousand, which rose 131 bp, on retail CDs, which went up by 54 bp, and on money market checking accounts, which rose 12 bp. Average interest-bearing liability balances grew $331.9 million or 11.5% for 2005 over 2004. Average short-term borrowings increased $161 million. Average long-term debt increased $15.3 million, due to the assumption of REBC’s debt, reduced by an annual principal repayment. Most categories of deposits grew including non-interest bearing demand deposits (up $103.1 million), money market checking (up $55.6 million), passbook savings (up $30.2 million), and CDs over $100 thousand (up $94.5 million).
Interest and fee income (FTE) declined $5.5 million or 2.3% from 2003 to 2004, the net result of declining yields on earning assets and lower loan fee income, partially offset by the effect of higher volume of earning assets and one additional accrual day. The total yield on earning assets, excluding loan fee income, declined from 5.99% in 2003 to 5.61% in 2004, following the general trend in interest rates within capital markets. The most significant yield declines in the loan portfolio were indirect consumer loans (down 92 bp), commercial real estate loans (down 37 bp) and residential real estate loans (down 64 bp). Loan fee income, primarily prepayment fees, declined from $3.1 million in 2003 to $1.6 million in 2004, lowering the total earning asset yield an additional 4 bp from 2003. The investment portfolio yield declined 9 bp to 5.07% with declines occurring in U.S. government sponsored entity obligations (down from 3.83% to 3.41%, or 42 bp) and municipal securities (down from 7.14% to 6.80%, or 34 bp). The decline in investment yields was partly mitigated by increases in yields on collateralized mortgage obligations (up 79 bp) and other securities (up 101 bp). The lower yields caused interest income (excluding fees) to decline by $9.2 million, which was offset by the $5.2 million increase in interest income from growth in average earning assets (up $202.9 million to $4,236.9 million in 2004). The average investment portfolio increased by $298.7 million, primarily the net result of increases in average collateralized mortgage obligations (up $247.4 million), average municipal securities (up $80.1 million) and average U.S. government sponsored entity obligations (up $39.1 million), partially offset by a $60.5 million decline in average corporate and other securities. The average loan portfolio balance was reduced by $95.8 million with the largest decrease occurring in average commercial real estate loans (down $119.5 million).
Interest expense fell $6.1 million or 22.4% from 2003 to 2004 due to declining rates paid on average interest-bearing liabilities and a change in mix of those liabilities. The average rate paid on interest-bearing liabilities dropped 24 bp to 0.73%. Notable decreases were on money market saving accounts (down 30 bp), CDs with balances over $100 thousand (down 8 bp), retail CDs (down 19 bp) and customer sweep accounts (down 25 bp). Yields on overnight funds purchased increased 26 bp after a series of increases in the target rate for federal funds in the second half of 2004. Interest-bearing liabilities shifted from higher-rate to lower-rate categories. Federal Home Loan Bank (“FHLB”) advances were paid off entirely during 2004, reducing the average balance by $118.1 million. Average balances of retail CDs and CDs with balances over $100 thousand fell by $35.8 million and $20.1 million, respectively. Average overnight funds purchased and money market accounts rose by $138.5 million and $60.0 million, respectively. A $107.5 million increase in average noninterest-bearing balances resulted in the reduction of interest expense by $1.3 million.
The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on average interest-bearing liabilities and the resulting rates paid. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yeilds, Rates & Interest Margin

	Year Ended December 31, 2005
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$775	$3	0.39%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	464,530	19,699	4.24%
Tax-exempt	264,119	19,385	7.34%
Held to maturity
Taxable	751,840	30,557	4.06%
Tax-exempt	585,679	36,820	6.29%
Loans:
Commercial
Taxable	1,283,779	92,201	7.18%
Tax-exempt	249,052	16,396	6.58%
Real estate construction	67,696	5,074	7.50%
Real estate residential	477,667	21,411	4.48%
Consumer	498,169	25,969	5.21%

Earning assets	4,643,306	267,515	5.76%
Other assets	423,045

Total assets	$5,066,351

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,384,483	—	—
Savings and interest-bearing transaction	1,738,560	5,204	0.30%
Time less than $100,000	280,770	5,687	2.03%
Time $100,000 or more	444,862	11,473	2.58%

Total interest-bearing deposits	2,464,192	22,364	0.91%
Short-term borrowed funds	716,984	18,941	2.64%
Federal Home Loan Bank advances	0	0	—
Debt financing and notes payable	36,975	2,344	6.34%

Total interest-bearing liabilities	3,218,151	43,649	1.36%
Other liabilities	51,158
Shareholders’ equity	412,559

Total liabilities and shareholders’ equity	$5,066,351

Net interest spread (1)			4.40%
Net interest income and interest margin (2)		$223,866	4.82%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2004
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$784	$1	0.13%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	803,722	33,230	4.13%
Tax-exempt	293,067	21,619	7.38%
Held to maturity
Taxable	451,635	17,209	3.81%
Tax-exempt	429,213	28,281	6.59%
Loans:
Commercial
Taxable	1,115,148	77,278	6.93%
Tax-exempt	239,495	16,045	6.70%
Real estate construction	36,148	2,517	6.96%
Real estate residential	360,208	16,049	4.46%
Consumer	507,483	26,870	5.29%

Earning assets	4,236,903	239,099	5.64%

Other assets	299,549

Total assets	$4,536,452

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,281,349	—	—
Savings and interest-bearing transaction	1,662,347	4,543	0.27%
Time less than $100,000	271,212	4,038	1.49%
Time $100,000 or more	350,400	4,466	1.27%

Total interest-bearing deposits	2,283,959	13,047	0.57%
Short-term borrowed funds	556,415	5,878	1.06%
Federal Home Loan Bank advances	24,153	897	3.65%
Debt financing and notes payable	21,706	1,284	5.91%

Total interest-bearing liabilities	2,886,233	21,106	0.73%
Other liabilities	38,540
Shareholders’ equity	330,330

Total liabilities and shareholders’ equity	$4,536,452

Net interest spread (1)			4.91%
Net interest income and interest margin (2)		$217,993	5.14%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2003
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$875	$8	0.91%
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	842,729	35,385	4.20%
Tax-exempt	310,200	23,415	7.55%
Held to maturity
Taxable	197,957	5,038	2.54%
Tax-exempt	327,933	22,814	6.96%
Loans:
Commercial
Taxable	1,253,514	91,191	7.27%
Tax-exempt	209,911	15,095	7.19%
Real estate construction	42,362	3,049	7.20%
Real estate residential	342,118	17,409	5.09%
Consumer	506,365	31,200	6.16%

Earning assets	4,033,964	244,604	6.06%

Other assets	298,743

Total assets	$4,332,707

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,173,853	—	—
Savings and interest-bearing transaction	1,578,721	6,818	0.43%
Time less than $100,000	307,054	5,147	1.68%
Time $100,000 or more	370,549	5,020	1.35%

Total interest-bearing deposits	2,256,324	16,985	0.75%
Short-term borrowed funds	378,362	3,415	0.90%
Federal Home Loan Bank advances	142,271	5,318	3.74%
Debt financing and notes payable	21,222	1,479	6.97%

Total interest-bearing liabilities
Other liabilities	2,798,179	27,197	0.97%
Shareholders’ equity	37,120
	323,555

Total liabilities and shareholders’ equity	$4,332,707

Net interest spread (1)
Net interest income and interest margin (2)			5.09%
		$217,407	5.39%

(1)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(2)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.
Summary of Changes in Interest Income and Expense

Years Ended December 31,	2005 Compared with 2004
(dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest and fee income:
Money market assets and funds sold	$0	$2	$2
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	(14,366)	835	(13,531)
Tax-exempt (1)	(2,128)	(106)	(2,234)
Held to maturity
Taxable	12,125	1,223	13,348
Tax-exempt (1)	9,878	(1,339)	8,539
Loans:
Commercial:
Taxable	11,763	3,160	14,923
Tax-exempt (1)	619	(268)	351
Real estate construction	2,350	207	2,557
Real estate residential	5,263	99	5,362
Consumer	(519)	(382)	(901)

Total loans (1)	19,476	2,816	22,292

Total increase in interest and fee income (1)	24,985	3,431	28,416

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	206	455	661
Time less than $100,000	133	1,516	1,649
Time $100,000 or more	1,441	5,566	7,007

Total interest-bearing	1,780	7,537	9,317
Short-term borrowed funds	2,074	10,989	13,063
Federal Home Loan Bank advances	(897)	0	(897)
Notes and mortgages payable	961	99	1,060

Total increase in interest expense	3,918	18,625	22,543

Increase (decrease) in net interest income (1)	$21,067	($15,194)	$5,873

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2004 Compared with 2003
(dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest and fee income:
Money market assets and funds sold	($1)	($6)	($7)
Trading account securities	—	—	—
Investment securities:
Available for sale
Taxable	(1,597)	(558)	(2,155)
Tax-exempt (1)	(1,255)	(541)	(1,796)
Held to maturity
Taxable	8,787	3,384	12,171
Tax-exempt (1)	6,739	(1,272)	5,467
Loans:
Commercial:
Taxable	(10,102)	(3,811)	(13,913)
Tax-exempt (1)	2,043	(1,093)	950
Real estate construction	(434)	(98)	(532)
Real estate residential	916	(2,276)	(1,360)
Consumer	140	(4,470)	(4,330)

Total loans (1)	(7,437)	(11,748)	(19,185)

Total increase (decrease) in interest and fee income (1)	5,236	(10,741)	(5,505)

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	355	(2,630)	(2,275)
Time less than $100,000	(561)	(548)	(1,109)
Time $100,000 or more	(259)	(295)	(554)

Total interest-bearing	(465)	(3,473)	(3,938)
Short-term borrowed funds	1,813	650	2,463
Federal Home Loan Bank advances	(4,372)	(49)	(4,421)
Notes and mortgages payable	36	(231)	(195)

Total decrease in interest expense	(2,988)	(3,103)	(6,091)

Increase (decrease) in net interest income (1)	$8,224	($7,638)	$586

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Credit Losses
The provision for credit losses was $900 thousand for 2005, compared with $2.7 million for 2004 and $3.3 million for 2003. The reductions in the provision reflect Management’s view of credit risk in the loan portfolio and the results of the Company’s continuing efforts to improve loan quality by enforcing relatively conservative underwriting and administration procedures and aggressively pursuing collection efforts. For further information regarding net credit losses and the allowance for credit losses, see the “Credit Quality” section of this report.
Investment Portfolio
The Company maintains a securities portfolio consisting of U.S. Government sponsored entities, state and political subdivisions, asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.
The objective of the held to maturity portfolio is to maintain a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The held to maturity investment portfolio had a duration of 4.2 years at December 31, 2005 and, on the same date, those investments included $1,218.5 million in fixed-rate and $118.7 million in adjustable-rate securities.
Investment securities available for sale are generally used to supplement the Company’s liquidity, provide a prudent yield, and provide collateral for public deposits. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2005, the Company held $662.4 million in securities classified as investments available for sale with a duration of 3.2 years. At December 31, 2005, an unrealized gain of $1.9 million, net of taxes of $1.4 million, related to these securities, was included in shareholders’ equity.
The Company had no trading securities at December 31, 2005, 2004 and 2003.
For more information on investment securities, see Notes 1 and 2 to the consolidated financial statements.

The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:
Available for Sale Portfolio

At December 31,
(dollars in thousands)	2005	2004	2003

U.S. Treasury	$0	$0	$0
U.S. Government sponsored entities	331,174	557,057	961,727
States and political subdivisions	222,504	247,731	278,393
Mortgage-backed securities	11,256	3,257	12,990
Corporate securities	25,130	48,658	73,425
Other	72,324	75,007	87,376

Total	$662,388	$931,710	$1,413,911

The following table sets forth the relative maturities and yields of the Company’s available for sale securities (stated at amortized cost) at December 31, 2005. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.

Available for Sale Maturity Distribution

		After one	After five
At December 31, 2005	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	one year	five years	ten years	years	backed	Other	Total

U.S. Government
sponsored entities	$—	$133,877	$—	$—	$—	$—	$133,877
Interest rate	—%	3.43%	—%	—%	—%	—%	3.43%
States and political
subdivisions	5,000	42,562	140,528	26,207	—	—	214,297
Interest rate (FTE)	7.61%	7.56%	7.25%	6.88%	—	—	7.27%
Asset-backed securities	—	1,308	—	9,998	—	—	11,306
Interest rate	—	2.46%	—	4.67%	—	—	4.42%
Corporate securities	25,151	—	—	—	—	—	25,151
Interest rate	6.54%	—	—	—	—	—	6.54%

Subtotal	30,151	177,747	140,528	36,205	—	—	384,631
Interest rate	6.72%	4.41%	7.25%	6.27%	—	—	5.80%
Mortgage backed securities	—	—	—	—	207,382	—	207,382
Interest rate	—	—	—	—	4.19%	—	4.19%
Other without set maturities	—	—	—	—	—	67,128	67,128
Interest rate	—	—	—	—	—	7.88%	7.88%

Total	$30,151	$177,747	$140,528	$36,205	$207,382	$67,128	$659,141
Interest rate	6.72%	4.41%	7.25%	6.27%	4.19%	7.88%	5.51%

The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:
Held to Maturity Portfolio

At December 31,
(Dollars in thousands)	2005	2004	2003

U.S. Government sponsored entities	$740,891	$736,137	$98,287
States and political subdivisions	596,325	524,695	417,984
Asset backed securities	0	0	6,322
Other	0	0	12,784

Total	$1,337,216	$1,260,832	$535,377

Fair value	$1,323,782	$1,265,986	$542,729

The following table sets forth the relative maturities and yields of the Company’s held to maturity securities at December 31, 2005. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.

Held to Maturity Maturity Distribution

		After one	After five
At December 31, 2005	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	one year	five years	ten years	years	backed	Other	Total

U.S. Government
sponsored entities	$10,000	$200,006	$—	$—	$—	$—	$210,006
Interest rate	3.25%	3.74%	—%	—%	—%	—%	3.71%
States and political
subdivisions	12,517	33,201	117,970	432,637	—	—	596,325
Interest rate (FTE)	6.29%	6.70%	6.03%	6.04%	—	—	6.08%

Subtotal	22,517	233,207	117,970	432,637	—	—	806,331
Interest rate	4.94%	4.16%	6.03%	6.04%	—	—	5.46%
Mortgage backed	—	—	—	—	530,885	—	530,885
Interest rate	—	—	—	—	4.46%	—	4.46%

Total	$22,517	$233,207	$117,970	$432,637	$530,885	$—	$1,337,216
Interest rate	4.94%	4.16%	6.03%	6.04%	4.46%	—%	5.07%

Loan Portfolio
The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:
Loan Portfolio Distribution

At December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Commercial and commercial real estate	$1,594,925	$1,388,639	$1,429,645	$1,588,803	$1,576,723
Real estate construction	72,095	29,724	38,019	45,547	69,658
Real estate residential	508,174	375,532	347,794	330,460	347,114
Consumer	497,027	506,338	507,911	530,054	491,793
Unearned income	0	(3)	(39)	(226)	(831)

Total loans	$2,672,221	$2,300,230	$2,323,330	$2,494,638	$2,484,457

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2005. Balances exclude loans to individuals and residential mortgages totaling $1,005.2 million. These types of loans are typically paid in monthly installments over a number of years.
Loan Maturity Distribution

At December 31, 2005	Within	One to	After
(dollars in thousands)	One Year	Five Years	Five Years	Total

Commercial and commercial real estate *	$392,194	$524,756	$677,975	$1,594,925
Real estate construction	72,095	0	0	72,095

Total	$464,289	$524,756	$677,975	$1,667,020

Loans with fixed interest rates	$90,601	$328,840	$185,398	$604,839
Loans with floating or adjustable interest rates	373,688	195,916	492,577	1,062,181

Total	$464,289	$524,756	$677,975	$1,667,020

*	Includes demand loans
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

Classified Loans and Other Real Estate Owned
The following summarizes the Company’s classified loans for the periods indicated:
Classified Loans and OREO

At December 31,
(dollars in thousands)	2005	2004

Classified loans	$29,997	$19,225
Other real estate owned	0	0

Total	$29,997	$19,225

Classified loans at December 31, 2005 increased $10.8 million or 56.0% to $30.0 million from December 31, 2004, mainly due to the classified loans totaling $16.1 million acquired from REBC, partially reduced by subsequent improvements in credit quality and loan payoffs. Other real estate owned was zero, unchanged from the prior year.
Nonperforming Loans
Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans are placed on nonaccrual status upon becoming delinquent 90 days or more, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonaccrual loans. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.
The following table summarizes the nonperforming assets of the Company for the periods indicated:
Nonperforming Loans and OREO

At December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Performing nonaccrual loans	$4,256	$4,072	$1,658	$3,464	$3,055
Nonperforming nonaccrual loans	2,068	2,970	5,759	5,717	5,058

Nonaccrual loans	6,324	7,042	7,417	9,181	8,113

Loans 90 or more days past due
and still accruing	162	10	199	738	550
Other real estate owned	0	0	90	381	523

Total Nonperforming loans and OREO	$6,486	$7,052	$7,706	$10,300	$9,186

As a percentage of total loans	0.24%	0.31%	0.33%	0.41%	0.37%

Performing nonaccrual loans at December 31, 2005 were $184 thousand higher than the previous year, as a result of the $4.0 million performing nonaccrual loans acquired from REBC and new loans being placed on nonaccrual status, less charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual status. Except one relationship totaling $666 thousand, performing nonaccrual loans at December 31, 2004 were either paid off, charged off or brought current in 2005. Nonperforming nonaccrual loans at December 31, 2005 declined $902 thousand compared with a year ago, attributable to loans being returned to accrual status, transfers to repossessed collateral or being charged off or paid off, partially offset by loans being added to nonperforming nonaccrual status. With the exception of three relationships totaling $1.4 million, all loans on nonperforming nonaccrual status at December 31, 2004 were either paid off, charged off or brought current in 2005. There was no other real estate owned (“OREO”) at December 31, 2005 since one property foreclosed during 2005 was disposed of at a small gain.
Performing nonaccrual loans at December 31, 2004 were $2.4 million higher than the previous year-end, due to new loans placed on performing nonaccrual status, partially offset by payoffs, chargeoffs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual status. Nonperforming nonaccrual loans at December 31, 2004 decreased $2.8 million from a year ago, attributable to loans being returned to accrual status, transfers to repossessed collateral, or being charged off or paid off, partially offset by loans being added to nonperforming nonaccrual status. There was no OREO at December 31, 2004.
The Company had no restructured loans as of December 31, 2005, 2004 and 2003.
The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding during the period was $556 thousand in 2005, $462 thousand in 2004 and $527 thousand in 2003. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2005, 2004 and 2003 was $353 thousand, $439 thousand and $592 thousand, respectively. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2005, totaled approximately $452 thousand, compared with $135 thousand and $330 thousand at December 31, 2004 and 2003, respectively.
Management believes the overall credit quality of the loan portfolio continues to be strong; however, total nonperforming assets could fluctuate in the future. The performance of any individual loan can be impacted by external factors such as the interest rate environment or factors particular to the borrower. The Company expects to maintain nonperforming loans and OREO at their current levels; however, no assurance can be given that increases in nonaccrual loans will not occur in future periods.
Allowance for Credit Losses

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to external competitive factors. Management considers the $59.5 million allowance for credit losses to be adequate as a reserve against losses as of December 31, 2005.
During 2003, Management refined its allowance methodology for commercial real estate loans, agricultural loans and certain municipal loans. This refinement had the effect of increasing the allowance allocation for commercial loans with a corresponding decrease in the unallocated allowance as of December 31, 2003.
The following table summarizes the loan loss experience of the Company for the periods indicated:
Allowance For Credit Losses, Chargeoffs & Recoveries

Year ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Total loans outstanding	$2,672,221	$2,300,230	$2,323,330	$2,494,638	$2,484,457
Average loans outstanding during the period	2,576,363	2,258,482	2,354,270	2,465,876	2,465,616

Analysis of the Allowance
Balance, beginning of period	$54,152	$53,910	$54,227	$52,086	$52,279
Additions to the allowance charged to
operating expense	900	2,700	3,300	3,600	3,600
Allowance acquired through merger	5,213	0	0	2,050	0
Loans charged off:
Commercial and commercial real estate	(673)	(2,154)	(2,455)	(1,885)	(2,475)
Real estate construction	0	0	0	0	(10)
Real estate residential	0	0	(26)	0	0
Consumer	(2,065)	(3,439)	(4,352)	(4,340)	(4,968)

Total chargeoffs	(2,738)	(5,593)	(6,833)	(6,225)	(7,453)

Recoveries of loans previously charged off:
Commercial and commercial real estate	864	1,623	1,234	950	1,577
Real estate construction	0	0	0	0	0
Real estate residential	0	0	0	0	243
Consumer	1,146	1,512	1,982	1,766	1,840

Total recoveries	2,010	3,135	3,216	2,716	3,660

Net loan losses	(728)	(2,458)	(3,617)	(3,509)	(3,793)

Balance, end of period	$59,537	$54,152	$53,910	$54,227	$52,086

Components:
Allowance for loan losses	$55,849	$54,152	$53,910	$54,227	$52,086
Reserve for unfunded credit commitments (1)	3,688	—	—	—	—

Allowance for credit losses	$59,537	$54,152	$53,910	$54,227	$52,086

Net loan losses to average loans	0.03%	0.11%	0.15%	0.14%	0.15%
Allowance for loan losses as a percentage
of loans outstanding	2.09%	2.35%	2.32%	2.17%	2.10%
Allowance for credit losses as a percentage
of loans outstanding	2.23%	2.35%	2.32%	2.17%	2.10%

(1)	Effective December 31, 2005, the Company transferred the portion of the allowance for credit losses related to lending commitments and letters of credit to other liabilities.

Allocation of the Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses as of December 31 for the years indicated:
Allocation of the Allowance for Credit Losses

At December 31,	2005		2004		2003		2002		2001

	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as
	of the	Percent	of the	Percent	of the	Percent	of the	Percent	of the	Percent
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
(dollars in thousands)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

Commercial	$30,438	60%	$29,857	60%	$31,875	61%	$23,692	64%	$21,206	63%
Real estate construction	3,346	3%	1,441	1%	1,827	2%	2,370	2%	4,860	3%
Real estate residential	1,230	19%	917	16%	870	15%	893	13%	417	14%
Consumer	5,291	18%	5,140	22%	6,423	22%	7,862	21%	4,986	20%
Unallocated portion	19,232	—	16,797	—	12,915	—	19,410	—	20,617	—

Total	$59,537	100%	$54,152	100%	$53,910	100%	$54,227	100%	$52,086	100%

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
Commercial and construction loans that are not classified, and large groups of smaller-balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company’s standard loan loss reserve methodology. The Company generally identifies loans to be reported as impaired when such loans are placed on nonaccrual status or are considered troubled debt restructurings due to the granting of a below-market rate of interest or a partial forgiveness of indebtedness on an existing loan.
The following summarizes the Company’s impaired loans for the dates indicated:
Impaired Loans

At December 31,
(dollars in thousands)	2005	2004

Total impaired loans	$117	$0

Specific reserves	$117	$0

The average balance of the Company’s impaired loans for the year ended December 31, 2005 was $29 thousand compared with $731 thousand and $1.8 million in 2004 and 2003, respectively. Portions of the Company’s allowance for loan losses were allocated to each of these impaired loans. In general, the Company does not recognize any interest income on troubled debt restructuring or loans that are classified as nonaccrual. However, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible.
Asset and Liability Management
The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.
Interest rate risk is the most significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an indirect impact on loan demand, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts, official check fees and correspondent bank service charges.
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
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, assuming an increase of 200 bp in the federal funds rate and an increase of 156 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 4.7% of the Company’s most likely net income plan for 2006. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation.
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
During 2005 as the Company reviewed its interest rate risk position to include the acquisition of REBC, in Management’s judgment, the Company’s interest rate risk exposure would be reduced through the sale of investment securities available for sale, with the proceeds from sale applied to reduce short-term borrowed funds. As a result, the Company sold $170.0 million of investment securities available for sale with a duration of 3.2 years and book yield of 3.29% at a realized loss of $4.9 million.
Liquidity
The Company’s principal source of asset liquidity is investment securities available for sale and principal payments from consumer loans. At December 31, 2005, investment securities available for sale totaled $662 million. At December 31, 2005, residential real estate loans and indirect auto loans totaled $923 million, which were experiencing stable monthly principal payments of approximately $20 million. In addition, at December 31, 2005, the Company had customary lines for overnight borrowings from other financial institutions in excess of $500 million and a $35 million line of credit, under which $14.3 million was outstanding at December 31, 2005. As a member of the Federal Reserve System, the Company also has the ability to borrow from the Federal Reserve. The

Company’s short-term debt rating from Fitch Ratings is F1 with a stable outlook. Management expects the Company can access short-term debt financing if desired. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company can access additional long-term debt financing if desired.
The Company generates significant liquidity from its operating activities. The Company’s profitability during 2005, 2004 and 2003 resulted in operating cash flows of $119.6 million, $113.5 million and $115.4 million, respectively. In 2005, operating activities provided a substantial portion of cash for $39.3 million in shareholder dividends and $95.4 million used to purchase and retire company stock. The operating cash flows in 2004 was more than sufficient to pay $35.1 million in shareholder dividends and retire $55.4 million of the Company’s common stock. In 2003, operating activities provided a substantial portion of cash for $32.9 million in shareholder dividends and $70.8 million of share repurchase activity.
During 2005, the Company financed its acquisition of REBC by issuing approximately 1.6 million shares of common stock and approximately $57 million to REBC shareholders. The cash consideration was accumulated in the second half of 2004 and early 2005 as the Company reduced its share repurchase activity. The acquisition of REBC increased the loan portfolio by approximately $440 million, deposits by approximately $370 million, and subordinated debt by approximately $20 million. Other investing activities included sale and maturity of investment securities, net of purchases, of approximately $215.1 million. The Company sold approximately $170 million of available for sale investment securities to manage the interest rate risk posture of its assets and liabilities subsequent to the REBC acquisition. The Company also experienced net loan repayments of $66.9 million. The proceeds from liquidating investment securities were applied to reduce short-term borrowings by $47.6 million. The Company also experienced a $107.5 million decrease in deposit balances as interest-sensitive CDs and money market products declined while short-term interest rates rose throughout 2005.
In 2004, purchases, net of sales and maturities, of investment securities were $270.7 million, which was generally financed by a $119.6 million increase in deposits and a $144.8 million increase in short-term borrowings. In 2003, purchases, net of maturities, of investment securities were $560.4 million. The investment securities portfolio increase was generally financed by net repayments of loans of $164.5 million, a $169.9 million increase in deposits, and a $240.9 million increase in short-term borrowings.
The Company anticipates maintaining its cash levels through the end of 2006 mainly due to increased profitability and retained earnings. It is anticipated that loan demand will increase moderately, although such demand will be dictated by economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand through the end of 2006, resulting in a reduction of higher cost fundings, an increase in the investment securities portfolio, or a combination of both. However, due to concerns regarding consumer spending, possible terrorist attacks, and uncertainty in the general economic environment, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue in 2006.
The Parent Company’s primary source of liquidity is dividends from Westamerica Bank (the “Bank”). Dividends from the Bank are subject to certain regulatory limitations. During 2005, 2004 and 2003, the Bank declared dividends to the Company of $122, $95 and $88 million, respectively. See Note 15 to the consolidated financial statements.
The following table sets forth the known contractual obligations of the Company at December 31, 2005:
Contractual Obligations

At December 31, 2005	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total

Long-Term Debt Obligations	$3,214	$0	$0	$37,067	$40,281
Operating Lease Obligations	5,906	9,238	6,325	9,506	30,975
Purchase Obligations	5,562	5,562	0	0	11,124

Total	$14,682	$14,800	$6,325	$46,573	$82,380

Long-Term Debt Obligations and Operating Lease Obligations are discussed in the consolidated financial statements at Notes 6 and 11, respectively. The Purchase Obligation consists of the Company’s minimum liability under a contract with a third-party automated services provider.
Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company’s capital position represents the level of capital available to support continued operations and expansion.
The Company repurchases its Common Stock in the open market with the intention of supporting shareholder returns and mitigating the dilutive impact of issuing new shares for employee stock award and option plans. Pursuant to these programs, the Company repurchased 1.8 million shares in 2005, 1.1 million shares in 2004 and 1.6 million shares in 2003.
The Company’s primary capital resource is shareholders’ equity, which increased $68.1 million or 19.0% in 2005 from the previous year, the net result of $107.4 million in profits earned during the year, $89.5 million in stock issued in connection with the REBC acquisition and $12.4 million in issuance of stock in connection with exercises of employee stock options, substantially reduced by $39.3 million in dividends paid, $95.4 million in stock repurchases, and a $7.8 million net of tax decline in unrealized gains on securities available-for-sale.
The ratio of total risk-based capital to risk-adjusted assets increased in late 2004 as reduced share repurchase activity provided cash for the REBC acquisition. Following the acquisition, total capital ratios declined from 12.46% at the end of 2004 to 10.40% at the end of 2005. Tier 1 and Total Capital were reduced after the REBC acquisition on March 1, 2005, due to the net effect of a $126 million increase in goodwill and other intangibles, partially offset by an $86 million increase in common equity and the assumption of $20 million subordinated debt which qualifies as regulatory capital. Similarly, Tier I risk-based capital to risk-adjusted assets also declined to 9.08% at December 31, 2005 from 11.09% at December 31, 2004.

Capital to Risk-Adjusted Assets
The following table summarizes the Company’s capital ratios for the dates indicated:

			Minimum
			Regulatory
At December 31,	2005	2004	Requirement

Tier I Capital	9.08%	11.09%	4.00%
Total Capital	10.40%	12.46%	8.00%
Leverage ratio	6.01%	7.06%	4.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company’s future needs. All ratios are in excess of the regulatory definition of “well capitalized,” which the Company intends to meet.
Financial Ratios
The following table shows key financial ratios for the periods indicated:

At December 31,	2005	2004	2003

Return on average total assets	2.12%	2.10%	2.19%
Return on average shareholders’ equity	26.04%	28.83%	29.38%
Average shareholders’ equity as a percentage of:
Average total assets	8.14%	7.28%	7.47%
Average total loans	16.01%	14.63%	13.74%
Average total deposits	10.72%	9.27%	9.43%
Dividend payout ratio (diluted EPS)	37%	38%	35%

Deposit categories
The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.
The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:
Deposit Distribution and Average Rates Paid

	2005			2004			2003
		Percentage			Percentage			Percentage
Years Ended December 31,	Average	of Total		Average	of Total		Average	of Total
(Dollars in thousands)	Balance	Deposits	Rate *	Balance	Deposits	Rate *	Balance	Deposits	Rate *

Noninterest bearing demand	$1,384,483	36.0%	—%	$1,281,349	35.9%	—%	$1,173,853	34.2%	—%
Interest bearing:
Transaction	632,896	16.4%	0.23%	577,296	16.2%	0.11%	563,022	16.4%	0.13%
Savings	1,105,664	28.7%	0.34%	1,085,051	30.4%	0.36%	1,015,699	29.6%	0.60%
Time less than $100 thousand	280,770	7.3%	2.03%	271,212	7.6%	1.49%	307,054	9.0%	1.68%
Time $100 thousand or more	444,862	11.6%	2.58%	350,400	9.8%	1.27%	370,549	10.8%	1.35%

Total	$3,848,675	100.0%	0.91%	$3,565,308	100.0%	0.57%	$3,430,177	100.0%	0.75%

*	Rate is computed based on interest-bearing deposits

During 2005, total average deposits increased by $283.4 million or 7.9% from 2004 primarily due to the REBC acquisition. Average deposit categories increased $103 million for noninterest bearing deposits, plus a $76 million increase in interest bearing demand and savings deposits. Also, time deposits in excess of $100 thousand increased by $94 million.
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
The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:
Deposits Over $100,000 Maturity Distribution

December 31,
(In thousands)	2005

Three months or less	$397,524
Over three through six months	36,398
Over six through twelve months	29,725
Over twelve months	22,422

Total	$486,069

Short-term Borrowings
The following table sets forth the short-term borrowings of the Company for the dates indicated:
Short-Term Borrowings Distribution

At December 31,
(In thousands)	2005	2004	2003

Federal funds purchased	$575,925	$568,275	$438,500
Other borrowed funds:
Sweep accounts	158,153	163,439	149,479
Securities sold under repurchase agreements	26,825	3,709	2,667
Line of credit	14,270	0	0

Total short term borrowings	$775,173	$735,423	$590,646

Further detail of other borrowed funds is as follows:
Other Borrowed Funds Balances and Rates Paid

Years Ended December 31,
(dollars in thousands)	2005	2004	2003

Outstanding amount:
Average for the year	$166,461	$195,118	$156,137
Maximum during the year	209,547	400,372	199,276

Interest rates:
Average for the year	0.66%	0.45%	0.58%
Average at period end	1.03%	0.27%	0.43%
Noninterest Income
Components of Noninterest Income

Years Ended December 31,
(dollars in thousands)	2005	2004	2003

Service charges on deposit accounts	$29,106	$28,621	$26,381
Merchant credit card fees	9,097	3,509	3,619
ATM fees and interchange	2,711	2,487	2,378
Debit card fees	3,207	2,541	2,125
Trust fees	1,181	1,027	995
Financial services commissions	1,387	1,250	893
Mortgage banking income	292	386	851
Official check fees	1,110	631	505
Gains on sale of foreclosed property	24	231	122
Gain on sales of real property	3,700	0	0
Investment securities gains (losses)	(4,903)	2,169	2,443
Loss on extinguishment of debt	0	(2,204)	(2,166)
Investment securities impairment	0	(7,180)	0
Other noninterest income	7,628	5,115	4,770

Total	$54,540	$38,583	$42,916

Noninterest income for 2005 was $16.0 million or 41.4% higher than 2004 mainly because 2005 included a $5.6 million increase in merchant credit card income primarily due to the REBC acquisition, a $3.7 million gain on sale of real estate and $945 thousand in life insurance proceeds, partially reduced by $4.9 million in realized securities losses. Furthermore, 2004 noninterest income was reduced by $7.2 million in securities impairment writedowns and a $2.2 million loss on extinguishment of debt, which was offset by $2.2 million in realized investment securities gains. Debit card fees increased $666 thousand or 26.2% primarily due to increased usage. Service charges on deposit accounts increased $485 thousand or 1.7% primarily due to an increase in overdraft fees, an increase in the number of accounts and product repricing in February of 2005. A decrease in account analysis income, due to a higher earnings credit rate, partially offset the overdraft fee increase. Official check sales fees increased mostly due to a higher earnings credit rate on outstanding balances. A $224 thousand or 9.0% increase in ATM fees and interchange income was mostly attributable to product repricing in February of 2005. Trust fees were higher by $154 thousand or 15.0% mainly due to more customers, product repricing and increases in court fees. Financial services commissions also increased $137 thousand or 11.0% mainly due to higher sales of variable annuities, partially offset by lower sales of fixed annuities. Other noninterest income increased $2.5 million due, in part, to $945 thousand in life insurance proceeds.
Noninterest income for 2004 was $4.3 million or 10.1% lower than 2003 mainly due to the $7.2 million impairment writedown of securities and loss on extinguishment of debt to repay FHLB advances, partially mitigated by $2.2 million in realized gains on sale of securities and growth in deposit fee income. Higher deposit service charge income was attributable to higher service fees on transaction accounts and repricing of checking account fees (effective in February 2004), partially reduced by lower income from account analysis deficit fees and a reduction in fees collected on returned deposits. Debit card fees rose $416 thousand due to increased usage. A $357 thousand increase in financial services commission income was largely due to higher sales of fixed and variable annuities and mutual funds. Other noninterest income was higher by $345 thousand mostly due to an increase in wire service fee income (up $270 thousand). Mortgage banking service fee income declined $465 thousand due to reduced mortgage loan activity, lower investor loan fees and net losses on sale of those loans. Merchant credit card income fell $110 thousand mostly due to higher interchange costs.
Noninterest Expense
Components of Noninterest Expense

Years Ended December 31,
(dollars in thousands)	2005	2004	2003

Salaries and related benefits	$53,460	$52,507	$53,974
Occupancy	12,579	11,935	12,152
Data processing	6,156	6,057	6,121
Equipment	5,212	4,794	5,364
Courier Service	3,831	3,605	3,695
Telephone	2,115	2,112	1,898
Professional fees	2,420	1,869	1,886
Postage	1,615	1,407	1,624
Loan expenses	945	1,077	1,322
Stationery and supplies	1,264	1,280	1,301
Merchant credit card processing	1,035	1,104	1,183
Advertising and public relations	965	1,037	1,066
Operational losses	915	964	936
Amortization of deposit intangibles	3,625	543	743
Other	8,719	8,460	8,438

Total	$104,856	$98,751	$101,703

Noninterest expense to revenues (“efficiency ratio”)(FTE)	37.7%	38.5%	39.1%
Average full-time equivalent staff	959	984	1,026
Total average assets per full-time staff	$5,283	$4,610	$4,223

Noninterest expense increased $6.1 million or 6.2% in 2005 compared with 2004 largely due to an increase in amortization of deposit intangibles from the REBC acquisition. Occupancy increased $644 thousand or 5.4% largely due to a $342 thousand increase in rent, net of sublease income, increases in repair and maintenance and moving expense and higher utility costs. Professional fees increased $551 thousand or 29.5% due to an increase in audit and accounting costs primarily due to additional charges from the company’s independent auditor in connection with new audit requirements promulgated by the Public Company Accounting Oversight Board and higher legal fees for the REBC acquisition. A $418 thousand or 8.7% increase in equipment expense was mainly a $220 thousand increase in depreciation and a $146 thousand increase in equipment repair and maintenance expense. Salaries and related benefits rose by $953 thousand or 1.8% primarily attributable to higher employee benefit costs, annual merit increases to continuing staff, partially offset by the effect of a smaller workforce, and lower expenses for incentives. Courier service costs increased $226 thousand or 6.3%. Postage increased $208 thousand or 14.8%. Other noninterest expense increased $259 thousand or 3.1% largely due to a $305 thousand increase in limited partnership losses from investment in low-income housing properties and higher internet banking expense, partially offset by reduced insurance costs. Loan expenses declined $132 thousand or 12.3% mainly due to a decrease in repossession related expenses.
Noninterest expense decreased by $3.0 million in 2004 compared to 2003, primarily due to a $1.5 million decline in personnel-related costs. The decrease was largely due to a $353 thousand decline in salaries resulting from a fewer number of employees, partly offset by merit increases granted to continuing staff, a reduction in executive bonus costs and a decline in accruals for restricted performance shares. Equipment expense dropped $570 thousand, with lower depreciation and repair and maintenance costs. Occupancy expense fell $217 thousand mainly due to lower utility costs. Loan expense decreased $245 thousand due to lower loan activity. Postage declined $217 thousand from lower usage and a refund received in connection with changing mail handling vendors. Amortization of intangible assets decreased $200 thousand. Telephone expense rose $214 thousand mostly due to costs associated with the new branch network system.
The ratio of average assets per full-time equivalent staff was $5.28 million in 2005 compared with $4.61 million and $4.22 million in 2004 and 2003, respectively.

Provision for Income Tax
The income tax provision (FTE) increased by $5.3 million or 8.9% in 2005 compared to 2004, primarily as a result of higher earnings and $2.0 million higher FTE adjustment for increased earnings on tax-advantaged investments and loans. The 2005 provision (FTE) of $65.2 million reflects an effective tax rate of 37.8% compared to a provision of $59.9 million in 2004, representing an effective tax rate of 38.6%. The nominal tax rate declined from 28.1% for 2004 to 27.4% for 2005 primarily attributable to income tax credits on low income housing investment and tax-exempt interest.
The income tax provision (FTE) decreased by $350 thousand or 0.6% in 2004 compared to 2003, primarily as a result of the $3.0 million tax benefit resulting from the securities impairment charge, partially offset by $1.7 million higher FTE adjustment for increased earnings on tax-advantaged investments and loans. The 2004 provision (FTE) of $59.9 million reflects an effective tax rate of 38.6% compared to a provision of $60.3 million in 2003, representing an effective tax rate of 38.8%. The nominal tax rate declined from 29.2% for 2003 to 28.1% for 2004 primarily attributable to income tax credits on low income housing investments and tax-exempt interest.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
Interest rate risk as discussed above is the most significant market risk affecting the Company, as described in the preceding sections regarding “Asset and Liability Management” and “Liquidity.” Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company’s business activities.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Westamerica Bancorporation and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on the criteria in Internal Control - Integrated Framework issued by COSO.
The Company’s independent registered public accounting firm have issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.
Dated March 6, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited management’s assessment, included in the accompanying (Management’s Report on Internal Control Over Financial Reporting), that Westamerica Bancorporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

San Francisco, California
March 6, 2006

CONSOLIDATED BALANCE SHEETS
(In thousands)

Balances as of December 31,	2005	2004

Assets
Cash and cash equivalents (Note 15)	$209,273	$126,153
Money market assets	534	534
Investment securities available for sale (Note 2)	662,388	931,710
Investment securities held to maturity; market values of $1,323,782 in 2005 and $1,265,986 in 2004 (Note 2)	1,337,216	1,260,832
Loans, net of an allowance for loan losses of:
$55,849 in 2005 and $54,152 in 2004 (Notes 3,4 and 14)	2,616,372	2,246,078
Other real estate owned	0	0
Premises and equipment, net (Note 5)	33,221	35,223
Identifiable intangibles	26,170	2,894
Goodwill	121,907	18,996
Interest receivable and other assets (Note 9)	142,128	114,848

Total Assets	$5,149,209	$4,737,268

Liabilities
Deposits:
Noninterest bearing	$1,419,313	$1,273,825
Interest bearing:
Transaction	658,667	591,593
Savings	1,022,645	1,091,981
Time (Notes 2 and 6)	745,476	626,220

Total deposits	3,846,101	3,583,619

Short-term borrowed funds (Notes 2 and 6)	775,173	735,423
Debt financing and notes payable (Note 6)	40,281	21,429
Liability for interest, taxes and other expenses (Note 9)	60,940	38,188

Total Liabilities	4,722,495	4,378,659

Shareholders’ Equity (Notes 7, 8 and 15)
Common Stock (no par value)
Authorized - 150,000 shares
Issued and outstanding - 31,882 in 2005 and 31,640 in 2004	313,959	227,829
Deferred compensation	2,423	2,146
Accumulated other comprehensive income:
Unrealized gain on securities available for sale, net	1,882	9,638
Retained earnings	108,450	118,996

Total Shareholders’ Equity	426,714	358,609

Total Liabilities and Shareholders’ Equity	$5,149,209	$4,737,268

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)

For the years ended December 31,	2005	2004	2003

Interest and Fee Income
Loans	$155,476	$133,226	$152,758
Money market assets and funds sold	3	1	8
Investment securities:
Available for sale
Taxable	19,699	33,230	35,385
Tax-exempt	13,186	14,514	15,563
Held to maturity
Taxable	30,557	17,209	5,038
Tax-exempt	23,876	18,157	14,741

Total Interest and fee Income	242,797	216,337	223,493

Interest Expense
Transaction deposits	1,460	612	727
Savings deposits	3,744	3,931	6,091
Time deposits (Note 6)	17,160	8,504	10,167
Short-term borrowed funds (Note 6)	18,941	5,878	3,415
Federal Home Loan Bank advances	0	897	5,318
Debt financing and notes payable (Note 6)	2,344	1,284	1,479

Total Interest Expense	43,649	21,106	27,197

Net Interest Income	199,148	195,231	196,296
Provision for Credit Losses (Note 3)	900	2,700	3,300

Net Interest Income After Provision for Credit Losses	198,248	192,531	192,996

Noninterest Income
Service charges on deposit accounts	29,106	28,621	26,381
Merchant credit card	9,097	3,509	3,619
Financial services commissions	1,387	1,250	893
Trust fees	1,181	1,027	995
Mortgage banking	292	386	851
Securities (losses) gains, net	(4,903)	2,169	2,443
Loss on extinguishment of debt	0	(2,204)	(2,166)
Securities impairment	0	(7,180)	0
Sale of real estate	3,700	0	0
Other	14,680	11,005	9,900

Total Noninterest Income	54,540	38,583	42,916

Noninterest Expense
Salaries and related benefits (Note 13)	53,460	52,507	53,974
Occupancy (Notes 5 and 11)	12,579	11,935	12,152
Data processing	6,156	6,057	6,121
Furniture and equipment (Notes 5 and 11)	5,212	4,794	5,364
Courier Service	3,831	3,605	3,695
Amortization of intangibles	3,625	543	743
Professional fees	2,420	1,869	1,886
Other real estate owned	4	(7)	46
Other	17,569	17,448	17,722

Total Noninterest Expense	104,856	98,751	101,703

Income Before Income Taxes	147,932	132,363	134,209
Provision for income taxes (Note 9)	40,491	37,145	39,146

Net Income	$107,441	$95,218	$95,063

Other comprehensive Income, net of tax:
Unrealized loss on securities available for sale	(10,600)	(6,459)	(4,544)
Securities losses/impairment (gains) included in net income	2,844	2,906	(1,417)

Comprehensive Income	$99,685	$91,665	$89,102

Average Shares Outstanding	32,291	31,821	32,849
Diluted Average Shares Outstanding	32,897	32,461	33,369

Per Share Data (Note 7)
Basic earnings	$3.33	$2.99	$2.89
Diluted earnings	3.27	2.93	2.85
Dividends paid	1.22	1.10	1.00
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
				Other
		Common	Deferred	Comprehensive	Retained
	Shares	Stock	Compensation	Income (Loss)	Earnings	Total

December 31, 2002	33,411	215,926	1,272	19,152	105,149	341,499
Net income for the year 2003					95,063	95,063
Stock issued for stock options	425	8,353				8,353
Stock option tax benefits		4,162				4,162
Restricted stock activity	24	407	552			959
Purchase and retirement of stock	(1,573)	(10,387)			(60,382)	(70,769)
Dividends					(32,935)	(32,935)
Unrealized gain on securities available for sale, net				(5,961)		(5,961)

December 31, 2003	32,287	218,461	1,824	13,191	106,895	340,371
Net income for the year 2004					95,218	95,218
Stock issued for stock options	403	12,810				12,810
Stock option tax benefits		3,508				3,508
Restricted stock activity	16	467	322			789
Purchase and retirement of stock	(1,066)	(7,417)			(48,027)	(55,444)
Dividends					(35,090)	(35,090)
Unrealized loss on securities available for sale, net				(3,553)		(3,553)

December 31, 2004	31,640	227,829	2,146	9,638	118,996	358,609
Net income for the year 2005					107,441	107,441
Stock issued in connection with purchase of Redwood Empire Bancorp	1,639	89,538				89,538
Stock issued for stock options	381	10,026				10,026
Stock option tax benefits		2,455				2,455
Restricted stock activity	21	797	277			1,074
Purchase and retirement of stock	(1,799)	(16,686)			(78,665)	(95,351)
Dividends					(39,322)	(39,322)
Unrealized loss on securities available for sale, net				(7,756)		(7,756)

December 31, 2005	31,882	$313,959	$2,423	$1,882	$108,450	$426,714

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2005	2004	2003

Operating Activities:
Net income	$107,441	$95,218	$95,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	4,128	3,867	3,993
Amortization of intangibles and other assets	5,682	2,296	1,944
Loan loss provision	900	2,700	3,300
Net (amortization) deferral of loan fees, net of cost	(51)	(105)	249
(Increase) decrease in interest income receivable	(1,007)	1,217	(269)
(Increase) decrease in other assets	(2,967)	(1,547)	57,671
Increase (decrease) in income taxes payable	(1,331)	(3,779)	6,550
Increase (decrease) in interest expense payable	2,067	43	(1,027)
Increase (decrease) in other liabilities	3,472	7,020	(53,279)
Impairment of investment securities	0	7,180	0
Loss (gain) on sale of securities	4,903	(2,169)	(2,443)
Loss on extinguishment of debt	0	2,204	2,166
Gain on sale of real estate	(3,700)	0	0
Gain on sale of other assets	0	(402)	0
Net loss on sales/write-down of fixed assets	39	47	142
Originations of loans for resale	(484)	(3,988)	(9,113)
Net proceeds from sale of loans originated for resale	483	3,955	10,233
Net gain on sale of property acquired in satisfaction of debt	(24)	(231)	(122)
Write-downs of other real estate owned	0	0	307

Net Cash Provided by Operating Activities	119,551	113,526	115,365

Investing Activities
Net cash issued in mergers and acquisitions	(35,210)	0	0
Net repayments of loans	66,942	20,778	164,521
Purchases of investment securities available for sale	(19,208)	(96,027)	(1,072,090)
Proceeds from maturity/calls of securities available for sale	104,832	348,027	496,011
Proceeds from sale of securities available for sale	196,216	209,173	153,128
Purchases of investment securities held to maturity	(232,203)	(890,836)	(371,037)
Proceeds from maturity/calls of securities held to maturity	165,447	158,929	233,580
Purchases of property, plant and equipment	(1,655)	(3,390)	(4,345)
Proceeds from maturity/sale of money market assets	6	0	0
Purchases of FRB/FHLB securities	(4,414)	0	0
Proceeds from sale of FRB/FHLB securities	1,547	0	0
Proceeds from sale of property and equipment	4,533	0	1,859
Proceeds from sale of other real estate owned	64	321	1,882

Net Cash Provided (Used) In Investing Activities	246,897	(253,025)	(396,491)

Financing Activities
Net (decrease) increase in deposits	(107,498)	119,628	169,925
Net (decrease) increase in short-term borrowings	(47,649)	144,776	240,910
Repayments to the Federal Home Loan Bank	0	(107,204)	(67,166)
(Repayments) advances of notes payable	(3,338)	(3,214)	36
Exercise of stock options/issuance of shares	9,830	12,572	8,176
Retirement of common stock including repurchases	(95,351)	(55,444)	(70,769)
Dividends paid	(39,322)	(35,090)	(32,935)

Net Cash (Used) Provided By Financing Activities	(283,328)	76,024	248,177

Net Increase (Decrease) In Cash and Cash Equivalents	83,120	(63,475)	(32,949)

Cash and Cash Equivalents at Beginning of Year	126,153	189,628	222,577

Cash and Cash Equivalents at End of Year	$209,273	$126,153	$189,628

Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$40	$0	$1,800
Unrealized loss on securities available for sale, net	(7,756)	(3,553)	(5,961)

The acquisition of Redwood Empire Bancorp involved the following:
Cash issued	57,128	—	—
Common stock issued	89,538	—	—
Fair value of liabilities assumed	500,659	—	—
Fair value of assets acquired, other than cash and cash equivalents	(495,596)	—	—
Core deposit intangible	(16,600)	—	—
Customer based intangible — merchant draft processing	(10,300)	—	—
Goodwill	(102,911)	—	—
Net Cash and Cash Equivalents Received	21,918	—	—

Supplemental disclosure of cash flow activity:
Interest paid for the period	46,325	21,149	26,547
Income tax payments for the period	39,414	37,432	33,146
Tax benefit from stock option exercises	2,455	3,508	4,162
See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Business and Accounting Policies
Westamerica Bancorporation, a registered bank holding company (the “Company”), provides a full range of banking services to corporate and individual customers in Northern and Central California through its subsidiary bank, Westamerica Bank (the “Bank”). The Bank is subject to competition from both financial and nonfinancial institutions and to the regulations of certain agencies and undergoes periodic examinations by those regulatory authorities.
Summary of Significant Accounting Policies
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The following is a summary of significant policies used in the preparation of the accompanying financial statements.
Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, as discussed below under “Allowance for Credit Losses.”
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
Acquisition of Redwood Empire Bancorp
The Company acquired Redwood Empire Bancorp, parent company of National Bank of the Redwoods, on March 1, 2005, in order to increase the Company’s market share in Northern California. The cash and stock acquisition was accounted for under the purchase method of accounting. The transaction was valued at approximately $150 million.
The following supplemental pro forma information discloses selected financial information for the periods indicated as though the acquisition had been completed at the beginning of each year presented (unaudited):

	Years ended
	December 31,
	2005	2004
	(In thousands, except per share data)
Earnings as reported:
Revenue	$253,688	$233,814
Net income	107,441	95,218
Basic EPS	$3.33	$2.99
Diluted EPS	3.27	2.93
Pro forma merger adjustments:
Revenue	$5,509	$30,592
Net income	1,007	5,219
Pro forma earnings after merger adjustments:
Revenue	$259,197	$264,406
Net income	108,448	100,437
Basic EPS	$3.33	$3.00
Diluted EPS	3.27	2.95
The estimated fair value of assets acquired and liabilities assumed are as follows (unaudited):

2005
Balances as of March 1,	(In thousands)
Assets acquired:
Cash and cash equivalents	$21,918
Investment securities held to maturity	14,063
Investment securities available for sale	31,392
Loans	438,910
Allowance for loan losses	(5,213)
Identifiable intangibles	26,900
Goodwill	102,911
Other assets	18,500

Total assets acquired	$649,381

Liabilities assumed
Deposits	$368,689
Subordinated debt	22,189
Other liabilities	109,781

Total liabilities assumed	$500,659

Purchase price:
Cash issued	$57,128
Common stock issued	89,538
Capitalized acquisition costs	2,056

Total purchase price	$148,722

Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are generally 90 days or less from maturity at the time of purchase, presenting insignificant risk of changes in value due to interest rate changes.
Securities. Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties and municipalities, corporations, mortgage-backed securities,

and equity securities. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Securities transactions are recorded on a trade date basis. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those debt securities which the Company has the ability and intent to hold until maturity. Securities not included in trading or held to maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of shareholders’ equity until realized.
A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly on pools of securities with similar attributes to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies, actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security, the financial condition, capital strength and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.
Purchase premiums are amortized and purchase discounts are accreted over the estimated life of the related investment security as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized in interest income upon disposition of the related security. Interest and dividend income are recognized when earned. Realized gains and losses from the sale of available for sale securities are included in earnings using the specific identification method.
Loans. Loans are stated at the principal amount outstanding, net of unearned discount and deferred fees (costs). Interest is accrued daily on the outstanding balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status (“performing nonaccrual loans”) even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal. Certain consumer loans or auto receivables are charged to the allowance when they become 120 days past due. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. Income recognition on impaired loans conforms to that used on nonaccrual loans.
Nonrefundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the contractual loan lives. Upon prepayment, unamortized loan fees are immediately recognized in interest income. Other fees, including those collected upon principal prepayments, are included in interest income when received. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an aggregate loan basis.
Allowance for Credit Losses. The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for credit losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to external competitive factors.
Other Real Estate Owned. Other real estate owned is comprised of property acquired through foreclosure proceedings, acceptances of deeds-in-lieu of foreclosure and some vacated bank properties. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses. Other real estate owned is recorded at the lower of the related loan balance or fair value of the collateral, generally based upon an independent property appraisal, less estimated disposition costs. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Subsequent losses incurred due to any decline in annual independent property appraisals are recognized as noninterest expense. Routine holding costs, such as property taxes, insurance, maintenance and losses from sales and dispositions, are recognized as noninterest expense.
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
Intangible assets. Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, Management reviews the asset for impairment. Any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination is not amortized, but is annually evaluated for impairment.
The following table summarizes the Company’s goodwill and identifiable intangible assets as of January 1 and December 31 for 2005 and 2004. In connection with the acquisition of REBC in the first quarter of 2005, the Company recorded goodwill of $109 million and identifiable intangibles of $27 million in accordance with the purchase method of accounting. Goodwill relating to the REBC acquisition was subsequently reduced by $6 million, of which $2 million related to the premium received on the required divestiture of a former REBC branch office and $4 million related to purchase accounting adjustments for stock options and taxes.

	At			At
	January 1,			December 31,
(In thousands)	2005	Additions	Reductions	2005
Goodwill	$22,968	$108,507	($5,596)	$125,879
Accumulated Amortization	(3,972)	0	0	(3,972)

Net	$18,996	$108,507	($5,596)	$121,907

Core Deposit Intangibles	$7,783	$16,600	$0	$24,383
Accumulated Amortization	(4,889)	0	(2,083)	(6,972)
Merchant Draft Processing Intangible	0	10,300	0	10,300
Accumulated Amortization	0	0	(1,541)	(1,541)

Net	$2,894	$26,900	($3,624)	$26,170

	At			At
	January 1,			December 31,
(In thousands)	2004	Additions	Reductions	2004
Goodwill	$22,968	$0	$0	$22,968
Accumulated Amortization	(3,972)	0	0	(3,972)

Net	$18,996	$0	$0	$18,996

Core Deposit Intangibles	$7,783	$0	$0	$7,783
Accumulated Amortization	(4,345)	0	(544)	(4,889)

Net	$3,438	$0	($544)	$2,894

At December 31, 2005, the estimated amortization of core deposit intangibles, in thousands of dollars, annually through 2010 is $2,279, $2,153, $2,021, $1,859 and $1,636, respectively. The weighted average amortization period for core deposit intangibles is 13 years. At December 31, 2005, the estimated amortization of merchant draft processing intangible, in thousands of dollars, annually through 2010 is $1,808, $1,500, $1,200, $962 and $774, respectively. The merchant draft processing intangibles’ estimated amortization period is 12 years.
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

Stock Options. As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company accounts for its stock option plans using the intrinsic value method. Accordingly, compensation expense is recorded on the grant date only if the current price of the underlying stock exceeds the exercise price of the option. If compensation cost had been determined based on the fair value method established by SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003

	(In thousands, except per share data)
Compensation cost based on fair value method, net of tax effect	$1,948	$2,105	$2,388

Net income:
As reported	$107,441	$95,218	$95,063
Pro forma	105,493	93,113	92,675

Basic earnings per share:
As reported	$3.33	$2.99	$2.89
Pro forma	3.27	2.93	2.82

Diluted earnings per share:
As reported	$3.27	$2.93	$2.85
Pro forma	3.21	2.87	2.78

SFAS 123 was revised in December, 2004 to require that, effective for periods beginning after June 15, 2005, the Company begin using the fair market value method for valuing and accounting for stock options. On April 14, 2005 the Securities and Exchange Commission announced the adoption of SFAS 123R that amended the compliance dates, requiring implementation by companies at the beginning of their next fiscal year. The Company expects to apply the new requirements in 2006 on a modified retrospective basis, in which prior period financial statements will be adjusted to give effect to the fair-value-based method consistent with the above pro-forma amounts. Management expects that the effect of implementation will be to increase annual compensation expense in 2006 by approximately $2.9 million and decrease annual net income by approximately $1.7 million.
Earnings Per Share. Basic earnings per share are computed by dividing net income by the average number of shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the average number of shares outstanding during the year plus the impact of dilutive common stock equivalents.
Extinguishment of Debt. Gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in noninterest income.
Other. Securities and other property held by the Bank in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries.
Note 2: Investment Securities
The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2005, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government sponsored entities	$341,259	$6	($10,091)	$331,174
Obligations of States and political subdivisions	214,297	8,251	(44)	222,504
Asset-backed securities	11,306	0	(50)	11,256
Corporate bonds	25,151	126	(147)	25,130
Other securities	67,128	5,764	(568)	72,324

Total	$659,141	$14,147	($10,900)	$662,388

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2005, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government sponsored entities	$740,891	$210	($15,430)	$725,671
Obligations of States and political subdivisions	596,325	6,857	(5,071)	598,111

Total	$1,337,216	$7,067	($20,501)	$1,323,782

The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2004, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government sponsored entities	$562,842	$783	($6,568)	557,057
Obligations of States and political subdivisions	234,123	13,622	(14)	247,731
Asset-backed securities	3,256	1	0	3,257
Corporate bonds	47,316	1,342	0	48,658
Other securities	67,541	7,493	(27)	75,007

Total	$915,078	$23,241	($6,609)	$931,710

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2004, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Securities of U.S. Government sponsored entities	$736,137	$1,593	($4,627)	$733,103
Obligations of States and political subdivisions	524,695	10,840	(2,652)	532,883

Total	$1,260,832	$12,433	($7,279)	$1,265,986

The amortized cost and estimated market value of securities at December 31, 2005, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	For Sale		to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(In thousands)
Maturity in years:
1 year or less	$30,151	$30,186	$22,517	$22,476
1 to 5 years	177,747	174,192	233,207	230,024
5 to 10 years	140,528	146,319	117,970	119,756
Over 10 years	36,205	37,352	432,637	432,118

Subtotal	384,631	388,049	806,331	804,374
Mortgage-backed	207,382	202,015	530,885	519,408
Other securities	67,128	72,324	0	0

Total	$659,141	$662,388	$1,337,216	$1,323,782

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2005 and 2004, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines. An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2005, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
Securities of U.S. Government sponsored entities	$80,651	($1,479)	$249,547	($8,613)	$330,198	($10,092)
Obligations of States and political subdivisions	3,205	(20)	2,708	(23)	5,913	(43)
Asset-backed securities	9,948	(50)	0	0	9,948	(50)
Corporate bonds	4,857	(147)	0	0	4,857	(147)
Other securities	24,287	(568)	0	0	24,287	(568)

Total	122,948	(2,264)	252,255	(8,636)	375,203	(10,900)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2005, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$322,727	($4,679)	$383,572	($10,751)	$706,299	($15,430)
Obligations of States and political subdivisions	236,116	(2,969)	66,273	(2,102)	302,389	(5,071)

Total	558,843	(7,648)	449,845	(12,853)	1,008,688	(20,501)

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2004, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$418,488	($5,413)	$20,058	($1,155)	$438,546	($6,568)
Obligations of States and political subdivisions	703	(2)	2,015	(12)	2,718	(14)
Other securities	1,974	(27)	0	0	1,974	(27)

Total	421,165	(5,442)	22,073	(1,167)	443,238	(6,609)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2004, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$449,345	($4,010)	$23,018	($617)	$472,363	($4,627)
Obligations of States and political subdivisions	67,763	(548)	101,554	(2,104)	169,317	(2,652)

Total	517,108	(4,558)	124,572	(2,721)	641,680	(7,279)

Substantially all of the securities set forth in the two preceding tables are investment-grade debt securities which have experienced a decline in fair value due to changes in market interest rates, not in estimated cash flows. Since the Company has the intent and ability to retain its investment in these securities for a period of time to allow for any anticipated recovery in market value, no other than temporary impairment was recorded on these securities during 2005.
In the fourth quarter of 2004, the Company recognized a $7.2 million securities impairment writedown to market value of certain issues of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock held in the available for sale investment portfolio. The writedown was recorded as a reduction to noninterest income. The after-tax effect was $4.2 million, net of tax benefits of $3.0 million. At December 31, 2005, the Company continued to hold FNMA and FHLMC preferred stock with a cost basis of $63.9 million and a tax-equivalent dividend yield of 7.65%.
As of December 31, 2005, $842.3 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $814.8 million in 2004. The Bank is a member of the Federal Reserve Bank (“FRB”) and held Federal Reserve Bank stock stated at cost of $11.3 million at December 31, 2005 and $6.3 million at December 31, 2004.
Note 3: Loans and Allowance for Credit Losses
Loans at December 31 consisted of the following:

	2005	2004
	(In thousands)
Commercial	$678,168	$647,462

Real estate-commercial	916,757	741,177
Real estate-construction	72,095	29,724
Real estate-residential	508,174	375,532

Total real estate loans	1,497,026	1,146,433

Installment and personal	497,027	506,338
Unearned income	0	(3)

Gross loans	2,672,221	2,300,230
Allowance for loan losses	(55,849)	(54,152)

Net loans	$2,616,372	$2,246,078

There were no loans originated for resale at December 31, 2005 and 2004.

The following summarizes the allowance for credit losses of the Company for the periods indicated:

	2005	2004	2003
	(In thousands)
Balance at January 1,	$54,152	$53,910	$54,227
Provision for loan losses	900	2,700	3,300
Loans charged off	(2,738)	(5,593)	(6,833)
Recoveries of loans previously charged off	2,010	3,135	3,216

Acquisition	5,213	—	—

Balance at December 31,	$59,537	$54,152	$53,910

Components:
Allowance for loan losses	$55,849	$54,152	$53,910
Reserve for unfunded credit commitments (1)	3,688	—	—

Allowance for credit losses	$59,537	$54,152	$53,910

(1) Effective December 31, 2005, the Company transferred the portion of the allowance for loan losses related to lending commitments and letters of credit to other liabilities.
At December 31, specific impaired loans in 2005 were $117 thousand compared with none in 2004. Total reserves allocated to these loans were $117 thousand for 2005 and none for 2004. For the year ended December 31, 2005, the average recorded net investment in impaired loans was approximately $29 thousand compared with $731 thousand and $1.8 million, for the years ended December 31, 2004 and 2003, respectively. In general, the Company does not recognize any interest income on troubled debt restructuring or on loans that are classified as nonaccrual. The Company had no troubled debt restructurings at December 31, 2005. For other impaired loans, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible.
Nonaccrual loans at December 31, 2005 and 2004 were $6.3 million and $7.0 million, respectively. The following is a summary of the effect of nonaccrual loans on interest income for the years ended December 31:

	2005	2004	2003
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$556	$462	$527
Less: Interest income recognized on nonaccrual loans	(353)	(439)	(592)

Total reduction (increase) of interest income	$203	$23	($65)

There were no commitments to lend additional funds to borrowers whose loans are included above.
Note 4: Concentration of Credit Risk
The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $62.4 million and $30.6 million at December 31, 2005 and 2004, respectively. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75% on commercial real estate loans and no greater than 80% percent on residential real estate loans unless covered by mortgage insurance.
Note 5: Premises and Equipment
Premises and equipment as of December 31 consisted of the following:

		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
	(In thousands)
2005
Land	$8,858	$—	$8,858
Buildings and improvements	33,640	(16,533)	17,107
Leasehold improvements	5,599	(3,926)	1,673
Furniture and equipment	14,166	(8,583)	5,583

Total	$62,263	($29,042)	$33,221

2004
Land	$8,834	$—	$8,834
Buildings and improvements	33,875	(15,340)	18,535
Leasehold improvements	4,565	(2,840)	1,725
Furniture and equipment	11,715	(5,586)	6,129

Total	$58,989	($23,766)	$35,223

Depreciation and amortization included in noninterest expense amounted to $4.1 million in 2005, $3.9 million in 2004, and $4.0 million in 2003.

Note 6: Deposits and Borrowed Funds
Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, 2005 and 2004, were as follows:

	2005	2004
	(In thousands)
Senior note, issued by Westamerica Bancorporation, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity.	$15,000	$15,000

Senior notes, issued by Westamerica Bancorporation, originated in February 1996 and maturing February 1, 2006. Interest of 7.11% per annum is payable semiannually on February 1 and August 1, with annual principal payments commencing February 1, 2000 and the remaining principal amount due at maturity.	3,214	6,429

Subtotal	18,214	21,429

Subordinated debt	22,067	0

Total debt financing and notes payable	$40,281	$21,429

The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is in compliance with all of the covenants in the senior notes indenture as of December 31, 2005.
On March 1, 2005 the Company assumed subordinated debt as described below from REBC. The debt was originally established by Redwood Statutory Trust I (“RSTI”), a then wholly owned subsidiary of REBC, which closed a pooled offering of 10,000 Capital Securities with a liquidation amount of $1,000 per security on February 22, 2001. The proceeds of the offering were loaned to REBC in exchange for junior subordinated debentures with terms similar to the RSTI Capital Securities. Upon acquisition of REBC on March 1, 2005, RSTI became a wholly owned subsidiary of the Company. The sole assets of RSTI are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTI under the RSTI Capital Securities. As of December 31, 2005, the outstanding principal balance of the RSTI Capital Securities was $12 million including a premium applied in accounting for the REBC acquisition. Distributions on the RSTI Capital Securities are payable semi-annually at the annual rate of 10.2% and are included in interest expense, net of premium amortization, in the consolidated financial statements. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the RSTI Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the Federal Reserve Board (“FRB”), if then required, the RSTI Capital Securities are redeemable prior to the maturity date of February 22, 2031, at the option of the Company; on or after February 22, 2021 at par; on or after February 22, 2011 at a premium; or upon occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the RSTI Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.
The other portion of subordinated debt the Company assumed from REBC was originated on July 22, 2003, by Redwood Statutory Trust II (“RSTII”), a then wholly owned subsidiary of REBC, which closed a financing of 10,000 Capital Securities with a liquidation amount of $1,000 per security. The proceeds of the financing were loaned to REBC in exchange for junior subordinated debentures with terms similar to the RSTII Capital Securities. RSTII became a wholly owned subsidiary of the Company upon acquisition of REBC on March 1, 2005. The sole assets of RSTII are the junior subordinated debentures of the Company and payments thereunder. The junior subordinated debentures and the back-up obligations, in the aggregate, constitute a full and unconditional guarantee by the Company of the obligations of RSTII under the RSTII Capital Securities. As of December 31, 2005, the outstanding principal balance of the RSTII Capital Securities was $10 million including a premium applied in accounting for the REBC acquisition. Distributions on the RSTII Capital Securities, which are payable quarterly at the annual rate of 6.35% for the first five years and then reset to the three month LIBOR plus 3.1% per annum, are included in interest expense, net of premium amortization, in the consolidated financial statements. The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the RSTII Capital Securities at maturity or their earlier redemption at the liquidation amount. Subject to the Company having received prior approval of the FRB, if then required, the RSTII Capital Securities are redeemable prior to the maturity date of July 22, 2033, at the option of the Company; on or after July 22, 2008 at par; or upon occurrence of specific events set forth in the trust indenture. The Company has the option to defer distributions on the RSTII Capital Securities from time to time for a period not to exceed 10 consecutive semi-annual periods.

Short-term borrowed funds include federal funds purchased, business customers’ sweep accounts, outstanding amounts under a $35 million unsecured line of credit, and securities sold with repurchase agreements which are held in the custody of independent securities brokers. Interest paid on time deposits with balances in excess of $100 thousand was $11.6 million in 2005 and $4.5 million in 2004. The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	2005			2004
	Balance		Weighted	Balance		Weighted
	At	Average	Average	At	Average	Average
	December 31,	Balance	Rate	December 31,	Balance	Rate
	(In thousands)			(In thousands)
Federal funds purchased	$575,925	$550,523	3.24%	$568,275	$360,771	1.38%
Sweep accounts	158,153	140,362	0.25	163,439	152,299	0.31
Securities sold under repurchase agreements	26,825	13,429	2.30	3,709	42,820	0.95
Line of credit	14,270	12,670	3.50	0	526	2.72
FHLB advances	0	0	—	0	24,153	3.65
Time deposits Over $100 thousand	486,069	444,862	2.58	365,299	350,400	1.27

Note 7: Shareholders’ Equity
In 1995, the Company adopted the 1995 Stock Option Plan, which was amended and restated in 2003. Stock appreciation rights, restricted performance shares, incentive stock options and non-qualified stock options are available under this plan. Under the terms of the plan, on January 1 of each year beginning in 1995, 2% of the Company’s issued and outstanding shares of common stock will be added to the number of shares available for granting. At December 31, 2005, 2004, and 2003, approximately 1.8 million, 1.7 million and 1.6 million shares, respectively, were available for issuance. Options are granted with an exercise price equal to the fair market value of the related common stock and are generally exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each stock option has a maximum ten-year term. A Restricted Performance Share (“RPS”) grant becomes vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.
Under the Stock Option Plan adopted by the Company in 1985, 2.3 million shares were reserved for issuance. Stock appreciation rights, incentive stock options and non-qualified stock options are available under this plan. Options are granted with an exercise price equal to fair market value of the related common stock and are generally exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each incentive stock option has a maximum ten-year term. The 1985 plan was amended in 1990 to provide for RPS grants. An RPS grant becomes fully vested after three years of being awarded, provided that the Company has attained its performance goals for such three-year period.
Separate stock option plans maintained by acquired companies were terminated following the effective dates of the mergers. All outstanding options were substituted for the Company’s options, adjusted for the exchange ratios as defined in the merger agreements.
Stock Options. A summary of the status of the Company’s stock options as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates, follows:

	2005		2004
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of shares	Price	of shares	Price

Outstanding at beginning of year	3,057,530	$36	2,972,517	$33
Granted	559,700	53	539,780	50
Acquisitions converted	175,142	26	—	—
Exercised	(374,317)	26	(398,877)	32
Forfeited	(148,969)	51	(55,890)	42

Outstanding at end of year	3,269,086	$39	3,057,530	$36

Options exercisable at end of year	2,301,139	$35	1,998,611	$32

	2003
		Weighted
		Average
	Number	Exercise
	of shares	Price

Outstanding at beginning of year	2,812,127	$30
Granted	577,880	41
Acquisitions converted	—	—
Exercised	(417,112)	20
Forfeited	(378)	56

Outstanding at end of year	2,972,517	$33

Options exercisable at end of year	1,900,330	$30

The following table summarizes information about options outstanding at December 31, 2005 and 2004:

2005	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	at 12/31/2005	Life (yrs)	Price	at 12/31/2005	Price

$ 10 – 15	17,103	2.0	$12	17,103	$12
15 – 19	6,863	2.4	17	6,863	17
19 – 20	116,800	1.1	19	116,800	19
20 – 24	417,039	4.1	24	417,039	24
32 – 33	244,650	2.1	33	244,650	33
33 – 35	301,130	3.1	35	301,130	35
35 – 40	720,256	5.6	39	720,256	39
40 – 45	487,573	7.0	41	318,895	41
45 – 50	469,772	8.0	50	158,403	50
50 – 55	487,900	9.0	53	0	0

$ 10 – 55	3,269,086	5.8	$39	2,301,139	$35

2004	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	at 12/31/2004	Life (yrs)	Price	at 12/31/2004	Price

$ 10 – 15	11,237	3.3	$13	11,237	$13
15 – 19	79,650	1.1	15	79,650	15
19 – 20	132,150	2.1	19	132,150	19
20 – 24	429,196	5.1	24	429,196	24
32 – 33	257,760	3.1	33	257,760	33
33 – 35	336,120	4.1	35	336,120	35
35 – 40	763,939	6.6	39	591,960	39
40 – 45	780,988	8.4	44	160,538	41
45 – 50	266,490	9.1	50	0	0

$10 – 55	3,057,530	6.1	$36	1,998,611	$32

Restricted Performance Shares. A summary of the status of the Company’s RPSs as of December 31, 2005, 2004, and 2003, and changes during the years ended on those dates, follows:

	2005	2004	2003

Outstanding at beginning of year	57,750	53,900	57,550
Granted	20,740	19,610	20,720
Exercised	(20,637)	(15,760)	(24,370)
Forfeited	(14,271)	0	0

Outstanding at end of year	43,582	57,750	53,900

As of December 31, 2005, 2004, and 2003, the RPSs had a weighted-average contractual life of 1.2, 1.3, and 1.3 years, respectively. The compensation cost that was charged against income for the Company’s RPSs granted was $525 thousand, $1.2 million, and $1.8 million for 2005, 2004, and 2003, respectively. There were no stock appreciation rights or incentive stock options granted in 2005, 2004, and 2003.
No compensation cost has been recognized for stock options. However, the fair value of each non-qualified stock option grant is estimated on the date of the grant using an option pricing model with the following assumptions used for calculating weighted-average non-qualified stock option grants in 2005, 2004, and 2003:

	2005	2004	2003

Expected dividend yield	2.47%	2.25%	2.46%
Expected volatility	15	15	17
Risk-free interest rate	3.91%	3.41%	3.30%
Expected lives	7.0 years	7.0 years	7.0 years

The weighted-average grant date fair values of non-qualified stock options granted during 2005, 2004, and 2003, were $6.61, $6.93, and $5.79, respectively.
A reconciliation of the number of shares used in the basic EPS computation to the amounts used in the diluted EPS computation for the years ended December 31, is as follows:
2005

	Net	Number	Per Share
	Income	of Shares	Amount

	(In thousands, except per share data)
Basic EPS:
Income available to common shareholders	$107,441	32,291	$3.33
Effect of dilutive securities:
Stock options outstanding	—	606	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$107,441	32,897	$3.27
2004

	Net	Number	Per Share
	Income	of Shares	Amount

	(In thousands, except per share data)
Basic EPS:
Income available to common shareholders	$95,218	31,821	$2.99
Effect of dilutive securities:
Stock options outstanding	—	640	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$95,218	32,461	$2.93

2003

	Net	Number	Per Share
	Income	of Shares	Amount

	(In thousands, except per share data)
Basic EPS:
Income available to common shareholders	$95,063	32,849	$2.89
Effect of dilutive securities:
Stock options outstanding	—	520	—

Diluted EPS:
Income available to common shareholders plus assumed conversions	$95,063	33,369	$2.85
Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2005, no shares of Class B Common Stock or Preferred Stock had been issued.
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
Note 8: Risk-Based Capital
The Company and the Bank are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock less goodwill and other deductions including the unrealized net gains and losses, after taxes, of available for sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt issued by the Company and the allowance for loan losses, subject to limitations by the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to various categories of balance sheet assets and unfunded commitments to extend credit, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
As of December 31, 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.
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

The following table shows capital ratios for the Company and the Bank as of December 31, 2005 and 2004:

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
December 31, 2005			Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$339,881	10.40%	$261,378	8.00%	$326,723	10.00%
Westamerica Bank	351,842	10.88%	258,708	8.00%	323,385	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated Company	296,746	9.08%	130,689	4.00%	196,034	6.00%
Westamerica Bank	305,138	9.44%	129,354	4.00%	194,031	6.00%

Leverage Ratio *
Consolidated Company	296,746	6.01%	197,640	4.00%	247,050	5.00%
Westamerica Bank	305,138	6.22%	196,368	4.00%	245,460	5.00%

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
December 31, 2004			Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$367,333	12.46%	$235,904	8.00%	$294,880	10.00%
Westamerica Bank	330,288	11.32%	233,380	8.00%	291,725	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated Company	327,070	11.09%	117,952	4.00%	176,928	6.00%
Westamerica Bank	287,497	9.86%	116,690	4.00%	175,035	6.00%

Leverage Ratio *
Consolidated Company	327,070	7.06%	185,282	4.00%	231,602	5.00%
Westamerica Bank	287,497	6.25%	184,039	4.00%	230,049	5.00%

*	The leverage ratio consists of Tier 1 capital divided by quarterly average assets excluding certain intangible assets. The minimum leverage ratio guideline is 3.00% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.
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
The components of the net deferred tax asset as of December 31 are as follows:

	2005	2004

	(In thousands)
Deferred tax asset
Allowance for credit losses	$25,033	$22,737
State franchise taxes	4,964	4,700
Deferred compensation	8,354	7,649
Net operating loss carryforwards	0	29
Interest on nonaccrual loans	147	68
Post retirement benefits	1,443	1,299
Other reserves	820	516
Impaired asset writedown	3,019	3,019
Other	1,401	206

Subtotal deferred tax asset	45,181	40,223
Valuation allowance	0	0

Total deferred tax asset	45,181	40,223

Deferred tax liability
Net deferred loan costs	195	306
Fixed assets	484	496
Intangible assets	11,047	928
Securities available for sale	1,365	6,993
Leases	531	1,422
Other	417	398

Total deferred tax liability	14,039	10,543

Net deferred tax asset	$31,142	$29,680

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with

Interest Receivable and Other Assets in the Consolidated Balance Sheets.
The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

	2005	2004	2003

	(In thousands)
Current income tax expense:
Federal	$28,604	$28,619	$26,182
State	13,358	14,191	13,517

Total current	41,962	42,810	39,699

Deferred income tax (benefit) expense:
Federal	(1,058)	(4,526)	(542)
State	(413)	(1,139)	(11)

Total deferred	(1,471)	(5,665)	(553)

Provision for income taxes	$40,491	$37,145	$39,146

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate of 35% to income before taxes, as follows:

	2005	2004	2003

	(In thousands)
Federal income taxes due at statutory rate	$51,776	$46,327	$46,973
(Reductions) increases in income taxes resulting from:
Interest on state and municipal securities not taxable for federal income tax purposes	(15,282)	(13,981)	(12,921)
State franchise taxes, net of federal income tax benefit	8,414	8,483	8,779
Costs related to acquisitions	70	49	—
Low income housing tax credits	(2,299)	(1,925)	(1,749)
Other	(2,188)	(1,808)	(1,936)

Provision for income taxes	$40,491	$37,145	$39,146

At December 31, 2005, the company had no net operating loss and general tax credit carryforwards for tax return purposes.

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

	2005	2004
	(In thousands)
Cash and cash equivalents	$209,273	$126,153
Money market assets	534	534
Interest and taxes receivable	60,733	60,437
Noninterest bearing and interest-bearing transaction and savings deposits	3,100,625	2,957,399
Short-term borrowed funds	775,173	735,423
Interest payable	4,793	2,117

The fair values at December 31 of the following financial instruments were estimated using quoted market prices:

	2005		2004
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Investment securities available for sale	$662,388	$662,388	$931,710	$931,710
Investment securities held to maturity	1,337,216	1,323,782	1,260,832	1,265,986

Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their maximum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the $55.8 million allowance for loan losses in 2005 and $54.2 million in 2004 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The book values and the estimated fair values of loans at December 31 were:

	2005		2004
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Loans	$2,616,372	$2,597,931	$2,246,078	$2,253,939

The fair values of time deposits and notes payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values at December 31 were:

	2005		2004
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Time deposits	$745,476	$741,127	$626,220	$626,737
Senior notes payable	18,214	17,089	21,429	21,927
Subordinated notes	22,067	21,485	—	—

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.
Note 11: Lease Commitments
Twenty-eight banking offices and a centralized administrative service center are owned and sixty-nine facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.
Minimum future rental payments, net of sublease income, at December 31, 2005, are as follows:

(In thousands)
2006	$5,906
2007	5,023
2008	4,215
2009	3,387
2010	2,938
Thereafter	9,506

Total minimum lease payments	$30,975

Total rentals for premises and equipment, net of sublease income, included in noninterest expense were $5.1 million in 2005, $4.8 million in 2004 and $4.5 million in 2003.
Note 12: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $491.1 million and $410.0 million at December 31, 2005 and 2004, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $30.1 million and $22.5 million at December 31, 2005 and 2004, respectively.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations.
Note 13: Retirement Benefit Plans
The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Eligible employees become vested in account balances subject to a five-year cliff vesting schedule. Company contributions charged to noninterest expense were $1.6 million in 2005, 2004 and 2003.
In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The matching contributions by the Company vest immediately; such contributions charged to compensation expense were $1.5 million in 2005, 2004 and 2003.
The Company offers a continuation of group insurance coverage to qualifying employees electing early retirement, for the period from the date of retirement until age 65. The Company pays a portion of these early retirees’ insurance premiums which are determined at their date of retirement. The Company had also reimbursed Medicare Part B premiums for all qualifying retirees over age 65 and their spouses. In 2004 the Company started to reimburse 50 percent of Medicare Part B premiums for all retirees and spouses over age 65. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company uses a September 30 measurement date for determining post-retirement benefit calculations.
The following table sets forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the post-retirement benefit plan and the change in the benefit obligation as of December 31:

(In thousands)	2005	2004	2003

Service cost	$189	$190	$243
Interest cost	211	196	181
Amortization of unrecognized transition obligation	61	61	61

Net periodic cost	$461	$447	$485

Change in benefit obligation
Benefit obligation at beginning of year	$4,016	$3,736	$3,455
Service cost	189	190	243
Interest cost	211	196	181
Benefits paid	(119)	(106)	(143)

Benefit obligation at end of year	$4,297	$4,016	$3,736

Accumulated post retirement benefit obligation attributable to:
Retirees	$2,933	$2,686	$2,536
Fully eligible participants	1,116	1,067	931
Other	248	263	269

Total	$4,297	$4,016	$3,736

Fair value of plan assets	$—	$—	$—

Accumulated post retirement benefit obligation in excess of plan assets	$4,297	$4,016	$3,736

Comprised of:
Unrecognized transition obligation	$734	$795	$857
Recognized post-retirement obligation	3,563	3,221	2,879

Total	$4,297	$4,016	$3,736

Additional Information
Assumptions

	2005	2004	2003

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost at December 31

Discount rate	5.50%	5.25%	5.25%
The above discount rate is based on the Corporate A 10-year bond rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits, which is considered in estimating the increase in the cost of providing such benefits. The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 6.50 percent for 2006 and beyond.
Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2005 results:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease

Effect on total service and and interest cost components	$216	($180)

Effect on post-retirement benefit obligation	653	(651)
Note 14: Related Party Transactions
Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Bank during 2005 and 2004. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2005 and 2004:

	2005	2004
	(In thousands)
Beginning balance	$2,332	$2,331
Originations	0	55
Payoffs/principal payments	(51)	(54)
Other changes*	(947)	—

At December 31,	$1,334	$2,332

Percent of total loans outstanding	0.05%	0.10%

*	Other changes in 2005 include loans to former directors and executive officers who are no longer related parties.
Note 15: Regulatory Matters
Payment of dividends to the Company by the Bank is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank sought and obtained approval during 2005 to pay to the Company dividends of $122.0 million in excess of net profits as defined. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2005, $190.4 million was available for payment of dividends by the Company to its shareholders.
The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $17.5 million in 2005 and $22.5 million in 2004.

Note 16: Westamerica Bancorporation (Parent Company Only)
Statements of Income and Comprehensive Income

For the years ended December 31,	2005	2004	2003
	(In thousands)
Dividends from subsidiaries	$126,464	$98,436	$91,390
Interest income	350	394	289
Other income	8,379	5,758	5,660

Total income	135,193	104,588	97,339

Interest on borrowings	2,787	1,298	892
Salaries and benefits	5,952	5,850	6,790
Other expense	2,815	2,365	2,394

Total expenses	11,554	9,513	10,076

Income before taxes and equity in undistributed income of subsidiaries	123,639	95,075	87,263
Income tax benefit	2,423	2,321	2,787
Earnings of subsidiaries (less) greater than subsidiary dividends	(18,621)	(2,178)	5,013

Net income	$107,441	$95,218	$95,063

Comprehensive income, net:
Change in unrealized (loss) on securities available for sale, net	(7,756)	(3,553)	(5,961)

Comprehensive income	$99,685	$91,665	$89,102

Balance Sheets

Balances as of December 31,	2005	2004
	(In thousands)
Assets
Cash and cash equivalents	$1,196	$37,909
Money market assets and investment securities available for sale	7,213	10,004
Investment in subsidiaries	462,608	324,346
Premises and equipment, net	12,185	12,198
Accounts receivable from subsidiaries	482	586
Other assets	15,656	12,612

Total assets	$499,340	$397,655

Liabilities
Debt financing and notes payable	$40,901	$21,429
Other liabilities	31,725	17,617

Total liabilities	72,626	39,046
Shareholders’ equity	426,714	358,609

Total liabilities and shareholders’ equity	$499,340	$397,655

Statements of Cash Flows

For the years ended December 31,	2005	2004	2003

	(In thousands)
Operating Activities
Net income	$107,441	$95,218	$95,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	351	321	536
Decrease in accounts receivable from affiliates	99	(39)	25
Decrease (increase) in other assets	(171)	(275)	(1,804)
Provision for deferred income tax	4,902	8,251	2,226
(Decrease) increase in other liabilities	(109)	2,973	3,085
Earnings of subsidiaries less (greater) than subsidiary dividends	18,621	2,178	(5,013)
Gain on sales of real estate	(1,331)	—	—

Net cash provided by operating activities	129,803	108,627	94,118

Investing Activities
Net cash used in merger and acquisition	(54,032)	0	0
(Purchases) sales of premises and equipment	(339)	(146)	376
Net decrease (increase) in short term investments	15	(4)	(5)
Proceeds from sale of real estate	1,752	—	—

Net cash (used) provided by investing activities	(52,604)	(150)	371

Financing Activities
Increase (decrease) in short-term debt	14,269	0	(1,800)
Net (reductions) increases in notes payable and long-term borrowings	(3,338)	(3,214)	11,786
Exercise of stock options/issuance of shares	9,830	12,572	8,176
Retirement of common stock including repurchases	(95,351)	(55,444)	(70,769)
Dividends	(39,322)	(35,090)	(32,935)

Net cash used in financing activities	(113,912)	(81,176)	(85,542)

Net increase (decrease) in cash and cash equivalents	(36,713)	27,301	8,947
Cash and cash equivalents at beginning of year	37,909	10,608	1,661

Cash and cash equivalents at end of year	$1,196	$37,909	$10,608

Supplemental disclosure:
Unrealized loss on securities available for sale, net	$(7,756)	$(3,553)	$(5,961)
Issuance of common stock in connection with acquisitions	89,538	—	—

Note 17: Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data and
	price range of common stock)
2005
Interest and fee income (FTE)	$63,376	$67,769	$68,021	$68,349
Net interest income (FTE)	55,019	57,023	55,993	55,830
Provision for loan losses	300	300	150	150
Noninterest income	7,195	15,479	17,440	14,427
Noninterest expense	25,140	26,757	26,791	26,168
Income before taxes (FTE)	36,774	45,445	46,492	43,939
Net income	22,733	27,914	29,194	27,599
Basic earnings per share	0.71	0.85	0.90	0.86
Diluted earnings per share	0.70	0.84	0.89	0.85
Dividends paid per share	0.30	0.30	0.30	0.32
Price range, common stock	50.82-58.44	48.48-54.11	49.90-56.25	47.33-55.48

2004
Interest and fee income (FTE)	$60,120	$58,868	$59,570	$60,542
Net interest income (FTE)	54,605	54,271	54,528	54,589
Provision for loan losses	750	750	600	600
Noninterest income	10,866	11,661	11,788	4,268
Noninterest expense	24,992	24,990	24,491	24,278
Income before taxes (FTE)	39,729	40,192	41,225	33,979
Net income	24,314	24,644	25,095	21,165
Basic earnings per share	0.76	0.78	0.79	0.66
Diluted earnings per share	0.74	0.76	0.78	0.65
Dividends paid per share	0.26	0.28	0.28	0.28
Price range, common stock	47.85-51.63	47.58-52.99	49.04-55.80	54.43-61.05

2003
Interest and fee income (FTE)	$61,799	$61,733	$60,552	$60,520
Net interest income (FTE)	54,062	54,324	54,264	54,757
Provision for loan losses	900	900	750	750
Noninterest income	10,375	11,036	11,013	10,492
Noninterest expense	25,535	25,476	25,534	25,158
Income before taxes (FTE)	38,002	38,984	38,993	39,341
Net income	23,012	23,671	24,073	24,307
Basic earnings per share	0.70	0.72	0.73	0.74
Diluted earnings per share	0.69	0.71	0.72	0.73
Dividends paid per share	0.24	0.24	0.26	0.26
Price range, common stock	38.07-41.94	39.24-44.66	42.67-45.76	44.45-53.55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Westamerica Bancorporation:
We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”, and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP
KPMG LLP

San Francisco, California
March 6, 2006
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
The Company’s principal executive officer and the person performing the functions of the Company’s principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 32-33, immediately preceding the financial statements.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Executive Officers
The executive officers of the Corporation and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

		Held
Name of Executive	Position	Since
David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Corporation. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984

John “Robert” Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Chief Financial Officer for the Corporation. Mr. Thorson joined Westamerica Bancorporation in 1989, was Vice President and Manager of Human Resources from 1995 until 2001 and was Senior Vice President and and Treasurer from 2002 until 2005.	2005

Jennifer J. Finger	Ms. Finger, born in 1954, is Senior Vice President and Treasurer for the Corporation. Ms. Finger joined Westamerica Corporation in 1997, was Senior Vice President and Chief Financial Officer until 2005.	2005

Dennis R. Hansen	Mr. Hansen, born in 1950, is Senior Vice President and manager of the Operations and Systems Administration of Westamerica Bank. Mr. Hansen joined Westamerica Bancorporation in 1978 and was Senior Vice President and Controller for the Corporation until 2005.	2006

Frank R. Zbacnik	Mr. Zbacnik, born in 1947, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Zbacnik joined Westamerica Bank in 1984 and was Vice President and Manager of Consumer Credit from 1995 until 2000.	2001
The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer & controller. This Code of Ethics has been filed as Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Corporation Transactions with Directors and Management” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Independent Auditors” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements:

See Index to Financial Statements on page 32. The financial statements included in Item 8 are filed as part of this report.

(a) 2.	Financial statement schedules required. No financial statement schedules are filed as part of this report since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

(a) 3.	Exhibits:
The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WESTAMERICA BANCORPORATION

/s/ John “Robert” Thorson

John “Robert” Thorson
Senior Vice President
and Chief Financial Officer
(Chief Financial and Accounting Officer)

Date: March 10, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne	Chairman of the Board and Director	March 10, 2006
David L. Payne	President and Chief Executive Officer

/s/ John “Robert” Thorson	Senior Vice President and Chief Financial Officer	March 10, 2006
John “Robert” Thorson	(Chief Financial and Accounting Officer)

Signature	Title	Date

/s/ Etta Allen	Director	March 10, 2006
Etta Allen

/s/ Louis E. Bartolini	Director	March 10, 2006
Louis E. Bartolini

/s/ E. Joseph Bowler	Director	March 10, 2006
E. Joseph Bowler

/s/ Arthur C. Latno, Jr.	Director	March 10, 2006
Arthur C. Latno, Jr.

/s/ Patrick D. Lynch	Director	March 10, 2006
Patrick D. Lynch

/s/ Catherine C. MacMillan	Director	March 10, 2006
Catherine C. MacMillan

/s/ Ronald A. Nelson	Director	March 10, 2006
Ronald A. Nelson

/s/ Carl R. Otto	Director	March 10, 2006
Carl Otto

/s/ Edward B. Sylvester	Director	March 10, 2006
Edward B. Sylvester

Exhibit
Number
2(d)	Agreement and Plan of Reorganization, dated August 25, 2004, among Westamerica Bancorporation, Westamerica Bank and Redwood Empire Bancorp and National Bank of the Redwoods, incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2004.

3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003.

4(a)	Amended and Restated Rights Agreement dated December 31, 2004, incorporated by reference to Exhibit 99 to the Registrant’s Form 8-A/A, Amendment No. 4, filed with the Securities and Exchange Commission on December 22, 2004.

10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.

10(c)	Note Purchase Agreement by and between Westamerica Bancorporation and The Northwestern Mutual Life Insurance Company dated as of October 30, 2003, pursuant to which registrant issued its 5.31% Senior Notes due October 31, 2013 in the principal amount of $15 million and form of 5.31% Senior Note due October 31, 2013 incorporated by reference to Exhibit 4 of Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003.

10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.

10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K

Exhibit
Number
filed with the Securities and Exchange Commission on March 11, 2005.

10(f)*	Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997 incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(g)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Nonstatutory Stock Option Agreement Form incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(h)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Restricted Performance Share Grant Agreement Form incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(i)*	Westamerica Bancorporation and Subsidiaries Deferred Compensation Plan

10(j)*	Westamerica Bancorporation Deferral Plan (Adopted October 26, 1995)

10(k)*	Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan

11	Computation of Earnings Per Share on common and common equivalent shares and on common shares assuming full dilution.

14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

21	Subsidiaries of the registrant.

23(a)	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.