Form 10-Q
period 2006-03-31
WESTAMERICA BANCORPORATION
filed 2006-05-05
CIK 311094

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________


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

            Yes [ x ]                        No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer [ x ] Accelerated Filer [  ] Non-Accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes [   ]                        No  [ x ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

 Title  of  Class             Shares outstanding as of May 1, 2006

   Common Stock,                          31,428,986
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

  Item 1A - Risk Factors

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



                           FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) fluctuations in asset prices including, but not limited to, stocks, bonds, real estate, and commodities; (3) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits and investments; (10) asset/liability management risks and liquidity risks; (11) changes in liquidity levels in capital markets; and (12) changes in the securities markets. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2005, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                              At March 31,            At
                                                       --------------------------December 31,
                                                           2006         2005*        2005*
                                                       ---------------------------------------
Assets:
  Cash and cash equivalents                                $187,947     $168,341     $209,273
  Money market assets                                           534          540          534
  Investment securities available for sale                  642,996      719,097      662,388
  Investment securities held to maturity,
    with market values of:
     $1,282,823 at March 31, 2006                         1,307,848
     $1,318,206 at March 31, 2005                                      1,331,870
     $1,323,782 at December 31, 2005                                                1,337,216
  Loans, gross                                            2,639,968    2,708,052    2,672,221
  Allowance for loan losses                                 (55,768)     (59,859)     (55,849)
                                                       ---------------------------------------
    Loans, net of allowance for loan losses               2,584,200    2,648,193    2,616,372
  Other real estate owned                                         0            0            0
  Premises and equipment, net                                32,535       35,586       33,221
  Identifiable intangibles                                   25,130       29,389       26,170
  Goodwill                                                  121,719      127,503      121,907
  Interest receivable and other assets                      152,644      139,941      150,478
                                                       ---------------------------------------
    Total Assets                                         $5,055,553   $5,200,460   $5,157,559
                                                       =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                  $1,355,426   $1,371,819   $1,419,313
    Interest bearing:
      Transaction                                           641,264      626,693      658,667
      Savings                                             1,004,964    1,166,858    1,022,645
      Time                                                  737,532      773,473      745,476
                                                       ---------------------------------------
    Total deposits                                        3,739,186    3,938,843    3,846,101
  Short-term borrowed funds                                 784,639      710,530      775,173
  Debt financing and notes payable                           37,030       40,391       40,281
  Liability for interest, taxes and
    other expenses                                           65,326       64,772       60,940
                                                       ---------------------------------------
    Total Liabilities                                     4,626,181    4,754,536    4,722,495
                                                       ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         31,544 at March 31, 2006                           342,972
         32,939 at March 31, 2005                                        345,388
         31,882 at December 31, 2005                                                  343,035
  Deferred compensation                                       1,969        2,146        2,423
  Accumulated other comprehensive income:
     Unrealized (loss) gain on securities
          available for sale, net                              (830)       3,511        1,882
  Retained earnings                                          85,261       94,879       87,724
                                                       ---------------------------------------
    Total Shareholders' Equity                              429,372      445,924      435,064
                                                       ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                           $5,055,553   $5,200,460   $5,157,559
                                                       =======================================

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004), "Share-Based Payment." See Note 4.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                                        2006         2005*
                                                                    --------------------------
Interest Income:
  Loans                                                                  $41,106      $34,933
  Money market assets and funds sold                                           1            0
  Investment securities available for sale
    Taxable                                                                4,403        6,117
    Tax-exempt                                                             3,171        3,352
  Investment securities held to maturity
    Taxable                                                                7,829        7,290
    Tax-exempt                                                             5,957        5,611
                                                                    --------------------------
    Total interest income                                                 62,467       57,303
                                                                    --------------------------
Interest Expense:
  Transaction deposits                                                       428          263
  Savings deposits                                                           898          863
  Time deposits                                                            5,916        3,231
  Short-term borrowed funds                                                6,672        3,570
  Debt financing and notes payable                                           598          430
                                                                    --------------------------
    Total interest expense                                                14,512        8,357
                                                                    --------------------------
Net Interest Income                                                       47,955       48,946
                                                                    --------------------------
Provision for credit losses                                                  150          300
                                                                    --------------------------
Net Interest Income After
  Provision For Credit Losses                                             47,805       48,646
                                                                    --------------------------
Noninterest Income:
  Service charges on deposit accounts                                      7,083        6,927
  Merchant credit card                                                     2,385        1,298
  Trust fees                                                                 282          273
  Financial services commissions                                             298          279
  Mortgage banking                                                            50          100
  Securities losses                                                            0       (4,903)
  Other                                                                    3,541        3,221
                                                                    --------------------------
  Total Noninterest Income                                                13,639        7,195
                                                                    --------------------------
Noninterest Expense:
  Salaries and related benefits                                           13,258       13,883
  Occupancy                                                                3,232        2,952
  Data processing                                                          1,534        1,548
  Furniture and equipment                                                  1,266        1,230
  Courier service                                                            922          926
  Amortization of intangibles                                              1,040          405
  Professional fees                                                          457          720
  Other                                                                    3,774        4,199
                                                                    --------------------------
  Total Noninterest Expense                                               25,483       25,863
                                                                    --------------------------

Income Before Income Taxes                                                35,961       29,978
  Provision for income taxes                                               9,844        7,668
                                                                    --------------------------
Net Income                                                               $26,117      $22,310
                                                                    ==========================
Other comprehensive Income, net of tax:
  Unrealized loss on securities available for sale                        (2,712)      (8,971)
  Securities losses/impairment losses included in net income                   0        2,844
                                                                    --------------------------
Comprehensive Income                                                     $23,405      $16,183
                                                                    ==========================

Average Shares Outstanding                                                31,688       32,022
Diluted Average Shares Outstanding                                        32,276       32,680

Per Share Data:
  Basic Earnings                                                           $0.82        $0.70
  Diluted Earnings                                                          0.81         0.68
  Dividends Paid                                                            0.32         0.30

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004),
"Share-Based Payment." See Note 4.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)


                                                                                  Accumulated
                                                                                    Compre-
                                                          Common      Deferred      hensive     Retained
                                             Shares        Stock    Compensation    Income      Earnings       Total
                                          ------------------------------------------------------------------------------
Balance, December 31, 2004*                     31,640     $255,205       $2,146       $9,638      $99,672     $366,661
  Net income for the period                                                                         22,310       22,310
  Stock issued and stock options assumed for
    acquisition of Redwood Empire Bancorp        1,639       90,892                                              90,892
  Stock issued for stock options                    32        1,149                                               1,149
  Stock option tax benefits                                     128                                                 128
  Restricted stock activity                          0            0            0                                      0
  Stock based compensation                                      723                                                 723
  Purchase and retirement of stock                (372)      (2,709)                               (17,645)     (20,354)
  Dividends                                                                                         (9,458)      (9,458)
  Unrealized loss on securities
    available for sale, net                                                            (6,127)                   (6,127)
                                          ------------------------------------------------------------------------------
Balance, March 31, 2005*                        32,939     $345,388       $2,146       $3,511      $94,879     $445,924
                                          ==============================================================================

Balance, December 31, 2005*                     31,882     $343,035       $2,423       $1,882      $87,724     $435,064
  Net income for the period                                                                         26,117       26,117
  Stock issued for stock options                    90        3,213                                               3,213
  Stock option tax benefits                                     280                                                 280
  Restricted stock activity                          1          454         (454)                                     0
  Stock based compensation                                      635                                                 635
  Purchase and retirement of stock                (429)      (4,645)                               (18,384)     (23,029)
  Dividends                                                                                        (10,196)     (10,196)
  Unrealized loss on securities
    available for sale, net                                                            (2,712)                   (2,712)
                                          ------------------------------------------------------------------------------
Balance, March 31, 2006                         31,544     $342,972       $1,969        ($830)     $85,261     $429,372
                                          ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004),
"Share-Based Payment." See Note 4.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                    For the three months
                                                                                       ended March 31,
                                                                                 --------------------------
                                                                                     2006         2005*
                                                                                 --------------------------
Operating Activities:
  Net income                                                                          $26,117      $22,310
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                                          983        1,008
    Amortization of intangibles and other assets                                        1,610          832
    Credit loss provision                                                                 150          300
    Amortization of deferral of loan fees, net of cost                                    (25)         (86)
    Decrease (increase) in interest income receivable                                      13       (2,069)
    (Increase) decrease in other assets                                                (4,015)       1,194
    Increase in income taxes payable                                                    8,786        6,132
    Increase in interest expense payable                                                  542          828
    Decrease in other liabilities                                                      (1,003)      (3,525)
    Stock option compensation expense                                                     635          723
    Excess tax benefits from stock-based compensation                                    (281)         (23)
    Loss (gain) on sales of investment securities                                           0        4,903
    Writedown of property and equipment                                                     1            7
    Originations of loans for resale                                                      (50)         (65)
    Proceeds from sale of loans originated for resale                                      50           61
                                                                                 --------------------------
Net Cash Provided by Operating Activities                                              33,513       32,530
                                                                                 --------------------------
Investing Activities:
  Net cash used in mergers and acquisitions                                                 0      (35,210)
  Net repayments of loans                                                              32,046       32,111
  Purchases of investment securities available for sale                                (2,984)           0
  Proceeds from maturity of securities available for sale                              17,594       31,938
  Proceeds from sale of securities available for sale                                       0      196,004
  Purchases of investment securities held to maturity                                       0      (81,939)
  Proceeds from maturity of securities held to maturity                                29,369       26,039
  Purchases of FRB/FHLB securities                                                        (33)           0
  Proceeds from sale of FRB/FHLB stock                                                     80            0
  Purchases of property, plant and equipment                                             (298)        (351)
                                                                                 --------------------------
Net Cash Provided by Investing Activities                                              75,774      168,592
                                                                                 --------------------------
Financing Activities:
  Net decrease in deposits                                                           (106,915)     (14,756)
  Net increases (decrease) in short-term borrowings                                     9,466     (112,291)
  Repayments of notes payable and debt financing                                       (3,251)      (3,227)
  Exercise of stock options                                                             3,031        1,129
  Tax benefit from stock-based compensation                                               281           23
  Repurchases/retirement of stock                                                     (23,029)     (20,354)
  Dividends paid                                                                      (10,196)      (9,458)
                                                                                 --------------------------
Net Cash Used in Financing Activities                                                (130,613)    (158,934)
                                                                                 --------------------------
Net (Decrease) Increase In Cash and Cash Equivalents                                  (21,326)      42,188
                                                                                 --------------------------
Cash and Cash Equivalents at Beginning of Period                                      209,273      126,153
                                                                                 --------------------------
Cash and Cash Equivalents at End of Period                                           $187,947     $168,341
                                                                                 ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                             $0           $0

Supplemental Disclosure of Cash Flow Activity:
  Unrealized loss on securities available for sale, net                               ($2,712)     ($6,127)
  Interest paid for the period                                                         15,054        9,793

The acquisition of Redwood Empire Bancorp involved
  the following:
  Cash issued                                                                             --       $57,128
  Common stock issued                                                                     --        90,892
  Liabilities assumed                                                                     --       500,466
  Fair value of assets acquired, other than cash and cash equivalents                     --      (495,590)
  Core deposit intangible                                                                 --       (16,600)
  Customer based intangible - Redwoods Merchant Services                                  --       (10,300)
  Goodwill                                                                                --      (102,723)
  Net cash and cash equivalent received                                                   --        21,918


See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004),
"Share-Based Payment." See Note 4.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2: Significant Accounting Policies.

Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, which is discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Effective March 1, 2005, the Company acquired Redwood Empire Bancorp ("REBC"), parent company of National Bank of the Redwoods. The REBC acquisition was accounted for using the "purchase method" of accounting for business combinations which requires valuing assets and liabilities which do not have quoted market prices. In determining fair values for assets and liabilities without quoted market prices for the REBC acquisition, management engaged an independent consultant to determine such fair values. Critical assumptions used in the valuation included prevailing market interest rates on similar financial products, future cash flows, maturity structures and durations of similar financial products, the cost of processing deposit products, the interest rate structure for similar funding sources over the estimated duration of acquired deposits, the duration of customer relationships, and other critical assumptions.

On March 17, 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets an amendment of FASB No. 140". This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). The new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The standard requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement. The Company currently has approximately $100 thousand in mortgage servicing rights which are currently amortized over the period of estimated mortgage income. This method is consistent with the SFAS 140 requirements. The Company does not currently hedge its mortgage servicing rights as the risks to earnings from fluctuating values is not significant. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company will be adopting this new Standard beginning January 1, 2007.

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three months ended March 31, 2006. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the first quarter of 2006, no such adjustments were recorded.

In connection with the acquisition of Redwood Empire Bancorp ("REBC") in the first quarter of 2005, the Company recorded goodwill and identifiable intangibles of $109 million and $27 million, respectively, in accordance with the purchase method of accounting. The following tables summarize the Company's goodwill and identifiable intangible assets, as of January 1 and March 31 for 2006 and 2005 (dollars in thousands). In the first quarter of 2006 goodwill relating to the REBC acquisition was reduced by $193 related to stock options issued in connection with the acquisition and increased $5 related to accrued expenses.


                                               At                                     At
                                           January 1,                              March 31,
                                              2006       Additions   Reductions      2006
                                          ----------------------------------------------------
    Goodwill                                  $125,879           $5        ($193)    $125,691
    Accumulated Amortization                    (3,972)           0            0       (3,972)
                                          ----------------------------------------------------
    Net                                       $121,907           $5        ($193)    $121,719
                                          ====================================================

    Core Deposit Intangibles                   $24,383           $0           $0      $24,383
    Accumulated Amortization                    (6,972)           0         (582)      (7,554)
    Merchant Draft Processing Intangible        10,300            0            0       10,300
    Accumulated Amortization                    (1,541)           0         (458)      (1,999)
                                          ----------------------------------------------------
    Net                                        $26,170           $0      ($1,040)     $25,130
                                          ====================================================



                                               At                                     At
                                           January 1,                              March 31,
                                              2005       Additions   Reductions      2005
                                          ----------------------------------------------------
    Goodwill                                   $22,968     $108,507           $0     $131,475
    Accumulated Amortization                    (3,972)           0            0       (3,972)
                                          ----------------------------------------------------
    Net                                        $18,996     $108,507           $0     $127,503
                                          ====================================================

    Core Deposit Intangibles                    $7,783      $16,600           $0      $24,383
    Accumulated Amortization                    (4,889)           0         (278)      (5,167)
    Merchant Draft Processing Intangible             0       10,300            0       10,300
    Accumulated Amortization                         0            0         (127)        (127)
                                          ----------------------------------------------------
    Net                                         $2,894      $26,900        ($405)     $29,389
                                          ====================================================


At March 31, 2006, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2006 and annually through 2011 is $1,697, $2,153, $2,021, $1,859, $1,636, and $1,386,
respectively. The weighted average amortization period for core deposit intangibles is 12.35 years.

At March 31, 2006, the estimated aggregate amortization of merchant draft processing intangible, in thousands of dollars, for the remainder of 2006 and annually through 2011 is $1,350, $1,500, $1,200, $962, $774, and $624,
respectively. The weighted average amortization period for merchant draft processing intangibles is 11.92 years.

Note 4: Stock Options

The Company grants stock options and restricted performance shares to employees in exchange for employee services, pursuant to the shareholder-approved 1995 Stock Option Plan, which was amended and restated in 2003. Stock options are granted with an exercise price equal to the fair market value of the related common stock and generally became exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each stock option has a maximum ten-year term. A restricted performance share grant becomes vested after three years of being awarded, provided the Company has attained its performance goals for such three-year period.


Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment" on a modified retrospective basis. SFAS No. 123(R) requires the Company to begin using the fair value method to account for stock based awards granted to employees in exchange for their services. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option plans using the intrinsic value method, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the prior intrinsic value method, compensation expense was recorded for stock options only if the price of the underlying stock on the date of grant exceeded the exercise price of the option. The Company's historical stock option grants were awarded with exercise prices equal to the prevailing price of the underlying stock on the dates of grant; therefore, no compensation expense was recorded using the intrinsic value method. The Company has recognized compensation expense for historical restricted performance share grants over the relevant attribution period.

The scope of FAS 123(R) includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. FAS 123(R) requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. In applying the "modified retrospective" method to implement SFAS No. 123 (R), the Company adjusted the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards that were granted, modified or settled in the fiscal years beginning after December 15, 1994 on a basis consistent with the pro forma disclosures required by Statement 123. Accordingly, compensation costs and the related tax effects are recognized in those financial statements as though awards for those periods before the effective date of statement 123(R) had been accounted for under Statement 123. In addition, the opening balances of common stock, deferred taxes and retained earnings for the earliest year presented are adjusted to reflect the cumulative effect of the modified retrospective application on earlier periods.

The following table summarizes information about stock options granted under the Plans as of March 31, 2006. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the shares. The market value as of March 31, 2006 was $51.92 as reported by the Nasdaq National:



                                 Options Outstanding                                    Options Exercisable
    --------------------------------------------------------------------------------------------------------------------
    Range of    Shares       Aggregate    Weighted     Weighted     Shares       Aggregate    Weighted     Weighted
    Exercise    (in          Intrinsic    Average      Average      (in          Intrinsic    Average      Average
    Price       thousands)   Value        Remaining    Exercise     thousands)   Value        Remaining    Exercise
                             (in          Contractual  Price                     (in          Contractual  Price
                             thousands)   Life                                   thousands)   Life
                                          (years)                                             (years)
    --------------------------------------------------------------------------------------------------------------------
    $10 - 15              11         $427          2.1       $13.09           11         $427          2.1       $13.09
     15 - 19               1           26          2.2        16.76            1           26          2.2        16.76
     19 - 20             111        3,633          0.8        19.25          111        3,633          0.8        19.25
     20 - 25             417       11,644          3.8        24.00          417       11,644          3.8        24.00
     32 - 33             244        4,661          1.8        32.79          244        4,661          1.8        32.79
     33 - 35             279        4,852          2.8        34.56          279        4,852          2.8        34.56
     35 - 40             695        8,960          5.4        39.02          695        8,960          5.4        39.02
     40 - 45             474        5,296          6.8        40.75          474        5,296          6.8        40.75
     45 - 50             462        1,068          7.8        49.61          309          713          7.8        49.61
     50 - 55             732            0          9.2        52.55          159            0          8.8        52.54
    --------------------------------------------------------------------------------------------------------------------
    $10 - 55           3,426      $40,567          5.9        40.21        2,700      $40,212          5.1        37.06
    ====================================================================================================================


The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:


                                                   For the
                                              Three months ended
                                                   March 31,
                                              2006         2005
                                          --------------------------
    Expected volatility*1                           16%          15%

    Expected life in years*2                       4.0          7.0

    Risk-free interest rate*3                     4.41%        3.91%

    Expected dividend yield                       2.63%        2.47%

    Fair value per award                         $6.54        $6.61

  *1 Measured using daily price changes of Company's stock over respective expected term of the option and the implied volatility derived from the market prices of the Company's stock and traded options.
  *2 the expected life is the number of years that the company estimates that the options will be outstanding prior to exercise
  *3 the risk-free rate for periods within the contractual term of the option is based on the US Treasury yield curve in effect at the time of the grant


Employee stock option grants are being expensed by the Company over the grants' three year vesting period. The company issues new shares upon the exercise of options. The Company estimates it will issue approximately 400 thousand shares during 2006 related to stock-based compensation programs. The number of shares authorized to be issued for options is 2.2 million.

The impact of adopting SFAS 123(R) for the quarters ended March 31, 2006 and 2005 and at March 31, 2006 and 2005 is summarized in the following tables (in thousands, except per share data):


                                                              For the three months ended March 31,
                                                       ----------------------------------------------------
                                                                 2006                       2005
                                                       ----------------------------------------------------
                                                         Intrinsic      Fair       Intrinsic      Fair
                                                           Value        Value        Value        Value
                                                          Method       Method       Method       Method
                                                       ----------------------------------------------------
    Income before income taxes                              $36,596      $35,961      $30,701      $29,978
    Net income                                               26,488       26,117       22,733       22,310
    Net earnings per share - basic                            $0.84        $0.82        $0.71        $0.70
    Net earnings per share - diluted share                     0.82         0.81         0.70         0.68
    Cash flow from operations                               $33,794      $33,513      $32,553      $32,530
    Cash flow from financing activities                    (130,894)    (130,613)    (158,957)    (158,934)




  A summary of option activity is presented below:

                                          Shares       Weighted     Weighted
                                                       Average      Average
                                                       Exercise     Remaining
                                                       Price        Contractual
                                                                    Term
                                          ---------------------------------------
    Outstanding at January 1, 2006           3,269,086   $39.13     5.5 years
    Granted                                    258,000        52.56          9.8
    Exercised                                  (87,975)       34.46          4.4
    Forfeited or expired                       (12,746)       52.03          8.4
                                          -------------
    Outstanding at March 31, 2006            3,426,365        40.21          5.9
                                          =============
    Exercisable at March 31, 2006            2,700,154        37.06 5.1 years
                                          =============



    A summary of the Company's nonvested shares is presented below.

                                          Shares       Weighted
                                                       Average
                                                       Grant
                                                       Date
                                                       Fair Value
                                          --------------------------
    Nonvested at January 1, 2006               967,947        $6.57
    Granted                                    258,000         6.54
    Vested                                    (486,990)        6.43
    Forfeited                                  (12,746)        6.63
                                          -------------
    Nonvested at March 31, 2006                726,211         6.65
                                          =============


The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company's stock option plan during the three months ended March 31, 2006 and 2005 was $6.54 and $6.61 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of March 31, 2006 is $4.4 million and the weighted average period over which the cost is expected to be recognized is 1.9 years.

A summary of the status of the Company's restricted performance shares as of March 31, 2006 and 2005 and changes during the quarters ended on those dates, follows:


                                              2006         2005
                                          --------------------------
    Outstanding at January 1,                   43,582       57,750
    Granted                                     15,084       20,740
    Exercised                                   (1,414)           0
    Forfeited                                        0       (1,100)
                                          --------------------------
    Outstanding at March 31,                    57,252       77,390
                                          ==========================

As of March 31, 2006 and 2005, the restricted performance shares had a weighted-average contractual life of 1.38 and 1.54 years, respectively. The compensation cost that was charged against income for the Company's restricted performance shares granted was $177 thousand and $300 thousand for the first quarter of 2006 and 2005, respectively. There were no stock appreciation rights or incentive stock options granted in the first quarter of 2006 and 2005.

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

The following table sets forth the net periodic post retirement benefit costs for the three months ended March 31 (in thousands).

                                                       For the three months ended
                                                               March 31,
                                                       --------------------------
                                                           2006         2005
                                                       --------------------------
  Service cost                                                  $47          $70
  Interest cost                                                  53           53
  Amortization of unrecognized
    transition obligation                                        15           15
                                                       --------------------------
  Net periodic cost                                            $115         $138
                                                       ==========================

  The Company does not fund plan assets for any post-retirement benefit plans.


WESTAMERICA BANCORPORATION
Financial Summary
(Dollars in thousands, except per share data)


                                                                                 Three months ended
                                                                    ---------------------------------------
                                                                            March 31,         December 31,
                                                                    --------------------------
                                                                        2006         2005*        2005*
                                                                    ---------------------------------------
    Net Interest Income (FTE)***                                         $53,974      $55,019      $55,830
    Provision for Credit Losses                                              150          300          150
    Noninterest Income:
      Securities losses                                                        0       (4,903)           0
      Deposit service charges and other                                   13,639       12,098       14,427
                                                                    ---------------------------------------
    Total noninterest income                                              13,639        7,195       14,427
    Noninterest Expense                                                   25,483       25,863       26,980
    Provision for income taxes (FTE)***                                   15,863       13,741       16,003
                                                                    ---------------------------------------
    Net Income                                                           $26,117      $22,310      $27,124
                                                                    =======================================

    Average Shares Outstanding                                            31,688       32,022       32,029
    Diluted Average Shares Outstanding                                    32,276       32,680       32,572
    Shares Outstanding at Period End                                      31,544       32,939       31,882

    As Reported:
      Basic Earnings Per Share                                             $0.82        $0.70        $0.85
      Diluted Earnings Per Share                                            0.81         0.68         0.83
      Return On Assets                                                      2.10%        1.86%        2.11%
      Return On Equity                                                     24.93%       24.22%       25.50%
      Net Interest Margin (FTE)***                                          4.73%        4.90%        4.80%
      Net Loan (Recoveries) Losses to Average Loans                         0.04%       (0.03%)       0.04%
      Efficiency Ratio**                                                    37.7%        41.6%        38.4%

    Average Balances:
      Total Assets                                                    $5,054,256   $4,864,633   $5,089,078
      Earning Assets                                                   4,606,178    4,518,930    4,639,319
      Total Gross Loans                                                2,615,949    2,374,710    2,616,813
      Total Deposits                                                   3,784,436    3,716,554    3,898,859
      Shareholders' Equity                                               424,832      373,627      421,536

    Balances at Period End:
      Total Assets                                                    $5,055,553   $5,200,460   $5,157,559
      Earning Assets                                                   4,591,346    4,759,558    4,672,358
      Total Gross Loans                                                2,639,968    2,708,052    2,672,221
      Total Deposits                                                   3,739,186    3,938,843    3,846,101
      Shareholders' Equity                                               429,372      445,924      435,064

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                                    2.11%        2.21%        2.09%
      Book Value Per Share                                                $13.61       $13.54       $13.65
      Equity to Assets                                                      8.49%        8.57%        8.44%
      Total Capital to Risk Adjusted Assets                                10.73%       10.28%       10.40%

    Dividends Paid Per Share                                               $0.32        $0.30        $0.32
    Dividend Payout Ratio                                                     40%          44%          38%

  The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein.

  * Adjusted to adopt SFAS 123(R)

  ** The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

  *** Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported first quarter 2006 net income of $26.1 million or $.81 diluted earnings per share. These results compare to net income of $22.3 million or $.68 diluted earnings per share and $27.1 million or $.83 diluted earnings per share, respectively, for the first and fourth quarters of 2005. First quarter 2005 results include one month of operating results of Redwood Empire Bancorp ("REBC"), parent company of National Bank of the Redwoods, which was acquired on March 1, 2005. First quarter 2005 also included a loss on sale of available-for-sale investment securities totaling $2.8 million, net of tax, or $0.09 per diluted share outstanding.

Following is a summary of the components of net income for the periods indicated (dollars in thousands except per share data):

                                                                                 Three months ended
                                                                    ---------------------------------------
                                                                            March 31,         December 31,
                                                                    --------------------------
                                                                        2006         2005*        2005*
                                                                    ---------------------------------------
    Net interest income (FTE)                                            $53,974      $55,019      $55,830
    Provision for credit losses                                             (150)        (300)        (150)
    Noninterest income:
      Securities losses                                                        0       (4,903)           0
      Deposit service charges and other                                   13,639       12,098       14,427
    Total noninterest income                                              13,639        7,195       14,427
    Noninterest expense                                                  (25,483)     (25,863)     (26,980)
    Provision for income taxes (FTE)                                     (15,863)     (13,741)     (16,003)
                                                                    ---------------------------------------
    Net income                                                           $26,117      $22,310      $27,124
                                                                    =======================================

    Average diluted shares                                                32,276       32,680       32,572

    Diluted earnings per share                                             $0.81        $0.68        $0.83

    Average total assets                                              $5,054,256   $4,864,633   $5,089,078

    Net income (annualized) to average total assets                         2.10%        1.86%        2.11%

    * Adjusted to adopt SFAS 123(R)


Net income for the first quarter of 2006 was $3.8 million or 17.1% more than the same quarter of 2005, primarily due to higher noninterest income, partially offset by lower net interest income (FTE) and a higher income tax provision. The decrease in net interest income (FTE) (down $1.0 million or 1.9%) was attributable to higher funding costs and lower loan fee income, partially offset by an increase due to growth of average interest-earning assets and higher yields earned on those assets. The loan loss provision decreased $150 thousand or 50.0% from a year ago, reflecting Management's assessment of credit risk for the loan portfolio. Noninterest income increased $6.4 million or 89.6% as 2005 included $4.9 million in securities losses and merchant credit card income rose due to the REBC acquisition. Noninterest expense decreased $380 thousand or 1.5%. The provision for income taxes (FTE) rose $2.1 million or 15.4% largely due to increased pretax income.

Comparing the first three months of 2006 to the prior quarter, net income declined $1.0 million or 3.7%, due to lower net interest income (FTE) and lower noninterest income, offset by decreases in noninterest expense and the provision for income taxes. The lower net interest income (FTE) was caused by higher funding costs, the effect of two less accrual days and lower average earning assets, partially offset by higher yields on those assets. Noninterest income decreased $788 thousand or 5.5% due to seasonal declines in merchant card volumes, fewer processing days for deposit services, and $357 thousand life insurance proceeds in the fourth quarter of 2005. Noninterest expense declined $1.5 million or 5.6% primarily due to lower personnel costs. The income tax provision (FTE) decreased mainly due to lower earnings.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                                     Three months ended
                                          ---------------------------------------
                                                   March 31,        December 31,
                                          --------------------------
                                              2006         2005         2005
                                          ---------------------------------------
    Interest and fee income                    $62,467      $57,303      $62,234
    Interest expense                           (14,512)      (8,357)     (12,519)
    FTE adjustment                               6,019        6,073        6,115
                                          ---------------------------------------
      Net interest income (FTE)                $53,974      $55,019      $55,830
                                          =======================================

    Average earning assets                  $4,606,178   $4,518,930   $4,639,319

    Net interest margin (FTE)                     4.73%        4.90%        4.80%


Approximately eighty percent of the Company's revenue is derived from net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) during the first quarter of 2006 decreased $1.0 million or 1.9% from the same period in 2005 to $54.0 million, mainly due to rates on interest-bearing liabilities (up 75 basis points ("bp")) moving faster than yields on earning assets (up 37 bp), higher average interest-bearing liabilities (up $73 million), and lower loan fee income (down $168 thousand), partially offset by growth of average earning assets (up $87 million.)

Comparing the first quarter of 2006 with the previous quarter, net interest income (FTE) declined $1.9 million or 3.3%, primarily due to higher average interest-bearing liabilities (up $37 million), higher rates on those liabilities (up 26 bp), the effect of two less accrual days and lower average earning assets (down $33 million), partially offset by higher yields on those assets (up 13 bp).


Interest and Fee Income

Interest and fee income (FTE) for the first quarter of 2006 rose $5.1 million or 8.1% from the same period in 2005. The increase was caused by higher average earning assets (up $87.2 million) and higher yields on those assets (up 37 bp), partially offset by lower loan fee income (down $168 thousand.)

The average yield on the Company's earning assets, excluding loan fee income, increased from 5.60% in the first quarter of 2005 to 5.97% in the same period in 2006 (up 37 bp). The composite yield on loans, excluding loan fees, rose 41 bp to 6.52% due to increases in the average yields on commercial loans (up 101 bp), residential real estate loans (up 27 bp), direct consumer loans (up 136 bp), construction loans (up 153 bp) and indirect consumer loans (up 15 bp.)

The investment portfolio yield increased 18 bp to 5.23%, caused by increases in the average yield on mortgage backed securities and collateralized mortgage obligations (up 23 bp) and U.S. government sponsored entity obligations (up 23 bp). Partially offsetting these increases were decreases in the average yield on municipal securities (down 13 bp) and corporate and other securities (down 40 bp.)

Average earning asset expansion of $87 million for the first quarter of 2006 compared to the same period in 2005 was attributable to growth in the loan portfolio, partially offset by a decrease in the investment portfolio. The Company's acquisition of REBC on March 1, 2005 was the principal cause of the loan portfolio growth. Average commercial real estate loans rose by $113 million. Average residential real estate loans were up $87 million and average balances of construction loans and commercial loans were also up $33 million and $16 million, respectively. A $3 million decline in the average balance of direct consumer loans partially offset these increases.

Average investments declined $154 million for the first quarter of 2006 compared to the same period in 2005 primarily due to decreased average balances of U.S. government sponsored entity obligations (down $138 million), mortgage backed securities and collateralized mortgage obligations (down $28 million) and other securities (down $9 million), partially offset by a $22 million increase in average municipal securities. The Company sold approximately $170 million in "available-for-sale" U.S. government sponsored entity obligations in the first quarter of 2005 to manage interest rate risk associated with the REBC acquisition.

Comparing the first quarter of 2006 with the previous quarter, interest and fee income (FTE) was up $136 thousand or 0.2%. The increase largely resulted from rising yields on those assets, partially offset by the effect of a lower volume of average earning assets.

The average yield on earning assets excluding loan fees for the first three months of 2006 was 5.97% compared with 5.84% in the fourth quarter of 2005. The loan portfolio yield excluding loan fees for the first quarter of 2006 compared with the previous quarter was higher by 20 bp, due to increases in yields on commercial loans (up 31 bp), commercial real estate loans (up 22 bp), residential real estate loans (up 10 bp) and construction loans (up 67 bp.)

The investment portfolio yield rose by 1 bp. The increase resulted from higher average yields on U.S. government sponsored entity obligations (up 6 bp) and mortgage backed securities and collateralized mortgage obligations (up 3 bp), partially offset by lower average yields on municipal securities (down 5 bp) and corporate and other securities (down 3 bp.)

Average earning assets decreased $33 million or 0.7% for the first quarter of 2006 compared with the previous quarter primarily due to a $32 million decline in the investment portfolio. Decreases in average balances of mortgage backed securities and collateralized mortgage obligations (down $28 million) and municipal securities (down $7 million) were partially offset by a $3 million increase in the average balance of other securities.

The loan portfolio decreased $1 million due to decreases in average balances of commercial loans (down $15 million) and direct consumer loans (down $5 million), offset by increases in average balances of construction loans (up $7 million), residential real estate loans (up $6 million) and indirect consumer loans (up $4 million.)

Interest Expense

Interest expense in the first quarter of 2006 increased $6.2 million or 73.7% compared with the same period in 2005. The increase was attributable to higher rates paid on the interest-bearing liabilities and growth in those liabilities.

The average rate paid on interest-bearing liabilities increased from 1.08% in the first quarter of 2005 to 1.82% in 2006. Rates paid on most liabilities moved with general market conditions: the average rate on federal funds purchased rose 197 bp and rates on deposits increased as well, including those on certificates of deposit ("CDs") over $100 thousand, which rose 161 bp; on retail CDs, which went up by 48 bp; and on money market checking accounts, which rose an average of 9 bp.

Interest-bearing liabilities grew $73 million or 2.3% for the first quarter of 2006 over the same period of 2005. CDs over $100 thousand increased $95 million, primarily due to inflows of public funds. Short term borrowings other than federal funds, primarily repurchase agreements with commercial banking customers, increased $42 million. Long-term debt increased $11 million, the net result of assumption of REBC's $20 million subordinated debentures and scheduled annual repayments of senior notes. Offsetting the increase were decreases in retail CDs (down $17 Million) and money market savings (down $89 million).

Comparing the first quarter of 2006 with the previous quarter, interest expense rose $2.0 million or 15.9%, due to higher rates paid on interest-bearing liabilities and growth of such liabilities.

Rates paid on liabilities averaged 1.82% during the first three months of 2006 compared with 1.56% in the fourth quarter of 2005. The most significant rate increases were federal funds purchased which rose 46 bp, CDs over $100 thousand which rose 45 bp and retail CDs which increased by 16 bp.

Interest-bearing liabilities grew $37 million or 1.2% over the fourth quarter of 2005. Federal funds purchased grew $68 million and CDs over $100 thousand increased $31 million, primarily due to inflows of public funds. An $11 million decline in retail CDs partially offset the increase.

In all periods, the Company has attempted to continue to reduce high-rate time deposits while increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the cost of funds. Lower-cost transaction accounts experience seasonal trends primarily due to customer income and property tax payments, with the most significant deposit outflows occurring in the first calendar quarter of each year.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                                     Three months ended
                                          ---------------------------------------
                                                  March 31,         December 31,
                                          --------------------------
                                              2006         2005         2005
                                          ---------------------------------------
    Yield on earning assets                       6.00%        5.65%        5.87%
    Rate paid on interest-bearing
      liabilities                                 1.82%        1.08%        1.56%
                                          ---------------------------------------
      Net interest spread                         4.18%        4.57%        4.31%

    Impact of all other net
      noninterest bearing funds                   0.55%        0.33%        0.49%
                                          ---------------------------------------
        Net interest margin                       4.73%        4.90%        4.80%
                                          =======================================


During the first quarter of 2006, the net interest margin declined 17 bp compared with the same period in 2005. Rates paid on interest-bearing liabilities increased faster than the yields on earning assets, resulting in a 39 bp decline in net interest spread. The decline in the net interest spread was mitigated by the higher value of noninterest bearing funding sources. While the average balance of these sources increased $41 million or 3.1%, their value increased 22 bp, from 33 bp in the first quarter of 2005 to 55 bp in the first quarter of 2006, because of the higher earning asset yields at which they could be invested.

The net interest margin declined by 7 bp when compared with the fourth quarter of 2005. Earning asset yields increased 13 bp, however, the cost of interest-bearing liabilities rose by 26 bp, resulting in a 13 bp decrease in the interest spread. Although noninterest bearing funding sources decreased $80 million or 5.6%, their margin contribution increased by 6 bp.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amount of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate (FTE) (dollars in thousands).


                                                                           For the three months ended
                                                                                March 31, 2006
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $820           $1         0.49%
    Investment securities:
      Available for sale
        Taxable                                                          411,109        4,403         4.28%
        Tax-exempt (FTE)                                                 254,839        4,645         7.29%
      Held to maturity
        Taxable                                                          735,649        7,829         4.26%
        Tax-exempt (FTE)                                                 587,812        9,125         6.21%
    Loans:
      Commercial:
        Taxable                                                          359,147        7,371         8.32%
        Tax-exempt (FTE)                                                 253,276        4,095         6.56%
      Commercial real estate                                             922,838       16,815         7.39%
      Real estate construction                                            78,349        1,687         8.73%
      Real estate residential                                            509,037        5,895         4.63%
      Consumer                                                           493,302        6,620         5.44%
                                                                    --------------------------
        Total loans                                                    2,615,949       42,483         6.52%
                                                                    --------------------------
        Total earning assets                                           4,606,178       68,486         6.00%
    Other assets                                                         448,078
                                                                    -------------
        Total assets                                                  $5,054,256
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,355,501          $--           --
      Savings and interest-bearing
        transaction                                                    1,673,634        1,326         0.32%
      Time less than $100,000                                            254,002        1,460         2.33%
      Time $100,000 or more                                              501,299        4,456         3.60%
                                                                    --------------------------
         Total interest-bearing deposits                               2,428,935        7,242         1.21%
    Short-term borrowed funds                                            738,307        6,672         3.62%
    Federal Home Loan Bank advances                                            0            0         0.00%
    Debt financing and notes payable                                      38,124          598         6.27%
                                                                    --------------------------
        Total interest-bearing liabilities                             3,205,366       14,512         1.82%
    Other liabilities                                                     68,557
    Shareholders' equity                                                 424,832
                                                                    -------------
        Total liabilities and shareholders' equity                    $5,054,256
                                                                    =============
    Net interest spread (1)                                                                           4.18%

    Net interest income and interest margin (2)                                       $53,974         4.73%
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



                                                                           For the three months ended
                                                                               March 31, 2005
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $709           $0         0.00%
    Investment securities:
      Available for sale
        Taxable                                                          584,174        6,117         4.19%
        Tax-exempt (FTE)                                                 270,411        4,950         7.32%
      Held to maturity
        Taxable                                                          739,906        7,290         3.94%
        Tax-exempt (FTE)                                                 549,020        8,683         6.33%
    Loans:
      Commercial:
        Taxable                                                          349,171        5,701         6.62%
        Tax-exempt (FTE)                                                 247,553        4,100         6.72%
      Commercial real estate                                             809,807       14,754         7.39%
      Real estate construction                                            45,737          810         7.18%
      Real estate residential                                            421,723        4,606         4.37%
      Consumer                                                           500,719        6,365         5.16%
                                                                    --------------------------
        Total loans                                                    2,374,710       36,336         6.16%
                                                                    --------------------------
        Total earning assets                                           4,518,930       63,376         5.65%
    Other assets                                                         345,703
                                                                    -------------
        Total assets                                                  $4,864,633
                                                                    =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                      $1,314,485          $--           --
      Savings and interest-bearing
        transaction                                                    1,724,574        1,126         0.26%
      Time less than $100,000                                            271,461        1,238         1.85%
      Time $100,000 or more                                              406,034        1,993         1.99%
                                                                    --------------------------
        Total interest-bearing deposits                                2,402,069        4,357         0.74%
    Short-term borrowed funds                                            703,468        3,570         2.03%
    Debt financing and notes payable                                      26,881          430         6.40%
                                                                    --------------------------
         Total interest-bearing liabilities                            3,132,418        8,357         1.08%
    Other liabilities                                                     44,103
    Shareholders' equity                                                 373,627
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,864,633
                                                                    =============
    Net interest spread (1)                                                                           4.57%

    Net interest income and interest margin (2)                                       $55,019         4.90%
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



                                                                          For the three months ended
                                                                              December 31, 2005
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      income/      earned/
                                                                       Balance      expense       paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $977           $1         0.41%
    Investment securities:
      Available for sale
        Taxable                                                          412,002        4,394         4.27%
        Tax-exempt (FTE)                                                 258,497        4,752         7.35%
      Held to maturity
        Taxable                                                          760,405        8,020         4.22%
        Tax-exempt (FTE)                                                 590,626        9,211         6.24%
    Loans:
      Commercial:
        Taxable                                                          377,918        7,503         7.88%
        Tax-exempt (FTE)                                                 249,577        4,073         6.47%
      Commercial real estate                                             921,141       16,579         7.14%
      Real estate construction                                            70,881        1,451         8.12%
      Real estate residential                                            503,163        5,695         4.53%
      Consumer                                                           494,132        6,670         5.36%
                                                                    --------------------------
        Total loans                                                    2,616,812       41,971         6.32%
                                                                    --------------------------
        Total earning assets                                           4,639,319       68,349         5.87%
    Other assets                                                         449,759
                                                                    -------------
        Total assets                                                  $5,089,078
                                                                    =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                      $1,435,193          $--           --
      Savings and interest-bearing
        transaction                                                    1,729,080        1,410         0.32%
      Time less than $100,000                                            264,570        1,444         2.17%
      Time $100,000 or more                                              470,016        3,732         3.15%
                                                                    --------------------------
        Total interest-bearing deposits                                2,463,666        6,586         1.06%
    Short-term borrowed funds                                            664,752        5,296         3.12%
    Debt financing and notes payable                                      40,303          637         6.32%
                                                                    --------------------------
         Total interest-bearing liabilities                            3,168,721       12,519         1.56%
    Other liabilities                                                     63,628
    Shareholders' equity                                                 421,536
                                                                    -------------
        Total liabilities and shareholders' equity                    $5,089,078
                                                                    =============
    Net interest spread (1)                                                                           4.31%

    Net interest income and interest margin (2)                                       $55,830         4.80%
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


                                                                        Three months ended March 31, 2006
                                                                           compared with three months
                                                                              ended March 31, 2005
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                        $0           $1           $1
    Investment securities:
      Available for sale
        Taxable                                                           (1,851)         137       (1,714)
        Tax-exempt                                                          (284)         (21)        (305)
      Held to maturity
        Taxable                                                              (42)         581          539
        Tax-exempt                                                           601         (159)         442
    Loans:
      Commercial:
        Taxable                                                              167        1,503        1,670
        Tax-exempt                                                            94          (99)          (5)
      Commercial real estate                                               2,060            1        2,061
      Real estate construction                                               673          204          877
      Real estate residential                                                998          291        1,289
      Consumer                                                               (95)         350          255
                                                                    ---------------------------------------
        Total loans                                                        3,897        2,250        6,147
                                                                    ---------------------------------------
        Total earning assets                                               2,321        2,789        5,110
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                          (34)         234          200
      Time less than $100,000                                                (84)         306          222
      Time $100,000 or more                                                  553        1,910        2,463
                                                                    ---------------------------------------
         Total interest-bearing deposits                                     435        2,450        2,885
                                                                    ---------------------------------------
    Short-term borrowed funds                                                185        2,917        3,102
    Debt financing and notes payable                                         177           (9)         168
                                                                    ---------------------------------------
        Total interest-bearing liabilities                                   797        5,358        6,155
                                                                    ---------------------------------------
    Increase (Decrease) in Net Interest Income                            $1,524      ($2,569)     ($1,045)
                                                                    =======================================



                                                                      Three months ended March 31, 2006
                                                                         compared with three months
                                                                           ended December 31, 2005
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                        $0           $0           $0
    Investment securities:
      Available for sale
        Taxable                                                              (10)          19            9
        Tax-exempt                                                           (67)         (40)        (107)
      Held to maturity
        Taxable                                                             (263)          72         (191)
        Tax-exempt                                                           (44)         (42)         (86)
    Loans:
      Commercial:
        Taxable                                                             (380)         248         (132)
        Tax-exempt                                                            60          (38)          22
      Commercial real estate                                                  31          205          236
      Real estate construction                                               158           78          236
      Real estate residential                                                 67          133          200
      Consumer                                                               (11)         (39)         (50)
                                                                    ---------------------------------------
        Total loans                                                          (75)         587          512
                                                                    ---------------------------------------
        Total earning assets                                                (459)         596          137
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                          (45)         (39)         (84)
      Time less than $100,000                                                (59)          75           16
      Time $100,000 or more                                                  259          465          724
                                                                    ---------------------------------------
         Total interest-bearing deposits                                     155          501          656
                                                                    ---------------------------------------
    Short-term borrowed funds                                                622          754        1,376
    Debt financing and notes payable                                         (34)          (5)         (39)
                                                                    ---------------------------------------
        Total interest-bearing liabilities                                   743        1,250        1,993
                                                                    ---------------------------------------
    Decrease in Net Interest Income                                      ($1,202)       ($654)     ($1,856)
                                                                    =======================================


Provision for Credit Losses

The level of the provision for credit losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $150 thousand for credit losses in the first quarter of 2005, compared with $150 thousand in the fourth quarter and $300 thousand in the first quarter of 2005. The provision reflects the Company's loss experience and Management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                                   Three months ended
                                                       ---------------------------------------
                                                                March 31,
                                                       --------------------------December 31,
                                                           2006         2005         2005
                                                       ---------------------------------------
    Service charges on deposit accounts                      $7,083       $6,927       $7,202
    Merchant credit card fees                                 2,385        1,298        2,751
    Debit card fees                                             828          697          865
    ATM fees and interchange                                    678          624          653
    Official check issuance income                              334          225          310
    Financial services commissions                              298          279          380
    Trust fees                                                  282          273          275
    Check sale income                                           200          289          176
    Mortgage banking income                                      50          100           62
    Securities losses                                             0       (4,903)           0
    Other noninterest income                                  1,501        1,386        1,753
                                                       ---------------------------------------
      Total                                                 $13,639       $7,195      $14,427
                                                       =======================================


Noninterest income for the first quarter of 2006 rose by $6.4 million or 89.6% from the same period in 2005, which included $4.9 million in securities losses arising from sales of investment securities available for sale. Merchant credit card income increased $1.1 million or 83.7% primarily due to the acquisition of the merchant card servicing business of Redwood Empire Bancorp on March 1, 2005. Service charges on deposit accounts increased $156 thousand or 2.25% mainly due to a $199 thousand increase in overdraft fees, partially offset by declines in retail and business checking account service fees. Debit card fees rose $131 thousand or 18.8% largely due to increased usage. Official check issuance income increased $109 thousand or 48.4% mainly due to higher earning credit rates on outstanding checks. Other noninterest income was higher by $115 thousand or 8.3% mostly due to $108 thousand in interest received on tax refunds.

In the first quarter of 2006, noninterest income decreased $788 thousand or 5.5% compared with the previous quarter. Merchant credit card income declined $366 thousand or 13.3% primarily due to seasonally lower credit card sales. Service charges on deposit accounts fell $119 thousand or 1.7% mostly due to a $124 thousand decline in overdraft fees. Other noninterest income declined $252 thousand or 14.4% mainly because the previous quarter included $357 thousand in life insurance proceeds while the first quarter of 2006 included $108 thousand in interest received on tax refunds.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                                  Three months ended
                                                       ---------------------------------------
                                                                March 31,
                                                       --------------------------December 31,
                                                           2006         2005*        2005*
                                                       ---------------------------------------
    Salaries and incentives                                 $13,258      $13,883      $13,867
    Occupancy                                                 3,232        2,952        3,196
    Data processing services                                  1,534        1,548        1,524
    Equipment                                                 1,266        1,230        1,321
    Amortization of identifiable intangibles                  1,040          405        1,064
    Courier service                                             922          926          952
    Professional fees                                           457          720          599
    Telephone                                                   432          528          497
    Postage                                                     410          422          441
    Customer checks                                             290          231          248
    Stationery and supplies                                     270          348          314
    Advertising/public relations                                234          206          237
    Loan expense                                                195          204          200
    Operational losses                                          189          190          303
    Correspondent service charges                               183          250          217
    Other noninterest expense                                 1,571        1,820        2,000
                                                       ---------------------------------------
    Total                                                   $25,483      $25,863      $26,980
                                                       =======================================

    Average full time equivalent staff                          939          963          945

    Noninterest expense to revenues (FTE)                     37.69%       41.57%       38.40%

    * Reflects the adoption of SFAS 123(R)


Noninterest expense decreased $380 thousand or 1.5% in the first quarter of 2006 compared with the same period in 2005. The largest decline was salaries and incentives, which was down $625 thousand or 4.5% mainly due to a $211 thousand decrease in stock based compensation (Restricted Performance Shares ("RPS") and stock options), a $186 thousand decrease in regular salaries resulting from reduced full time equivalent employees, a $153 thousand decrease in retirement plan costs, and a $112 thousand decrease in employee incentives, partially offset by annual merit increases to continuing staff. Professional fees were down $263 thousand or 36.5% mainly because the first quarter of 2005 included legal fees associated with the REBC acquisition and higher audit fees. Other noninterest expense declined $249 thousand or 13.7% mainly due to lower cost of insurance. The $635 thousand increase in amortization of identifiable intangibles was attributable to the REBC acquisition. Occupancy expense increased $280 thousand 9.5% primarily due to a $289 thousand increase in rent, net of sublease income, resulting from the REBC acquisition and annual increases.

In the first three months of 2006, noninterest expense fell $1.5 million or 5.6% compared with the fourth quarter of 2005. Salaries and incentives declined $609 thousand or 4.4% mainly due to a decrease in incentives and stock based compensation (stock options), offset in part by a seasonal increase in payroll taxes. Other noninterest expense declined $429 thousand or 21.5% due to a $357 thousand gain on company owned life insurance. Professional fees decreased $142 thousand or 23.7% mainly due to decreased legal fees relating to loans. Finally, operational losses declined $114 thousand.


Provision for Income Tax

During the first quarter of 2006, the Company recorded income tax expense (FTE) of $15.9 million, compared to $13.7 million and $16.0 million for the first and fourth quarters of 2005, respectively. The current quarter provision represents an effective tax rate of 37.8%, compared with 37.4% and 36.4% for the first and fourth quarters of 2005, respectively.

The tax provisions and effective tax rates fluctuated due to the relative level of tax- exempt income from municipal investments and loans to the level of pretax income, tax-free life insurance proceeds of $375 thousand in the fourth quarter of 2005, and benefits from the apportionment of income to affiliates for state tax purposes.


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

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                                             At March 31,          At
                                                                    --------------------------December 31,
                                                                        2006         2005         2005
                                                                    ---------------------------------------
    Classified loans                                                     $28,878      $35,258      $29,997
    Other real estate owned                                                    0            0            0
                                                                    ---------------------------------------
    Classified loans and other real estate owned                         $28,878      $35,258      $29,997
                                                                    =======================================
    Allowance for loan losses /
     classified loans                                                        193%         170%         186%


Classified loans at March 31, 2006, decreased $6.4 million or 18.1% from a year ago. Classified loans increased $16.1 million at the time of the acquisition of REBC. The subsequent decline resulted from upgrades, charge-offs and payoffs, partially offset by new downgrades. Other real estate owned remained at zero at the end of each period shown above. A $1.1 million or 3.7% decrease in classified loans from December 31, 2005 was generally due to paydowns and improved credit quality.

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

The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):


                                                  At March 31,          At
                                          --------------------------December 31,
                                              2006         2005         2005
                                          ---------------------------------------
    Performing nonaccrual loans                 $3,232       $6,550       $4,256
    Nonperforming, nonaccrual loans              2,993        1,766        2,068
                                          ---------------------------------------
       Total nonaccrual loans                    6,225        8,316        6,324

    Loans 90 days past due and
      still accruing                                29          107          162
                                          ---------------------------------------
      Total nonperforming loans                  6,254        8,423        6,486

    Other real estate owned                          0            0            0
                                          ---------------------------------------
      Total                                     $6,254       $8,423       $6,486
                                          =======================================

    As a percentage of total loans                0.24%        0.31%        0.24%


Performing nonaccrual loans at March 31, 2006 decreased $3.3 million or 50.7% as the $4.0 million performing nonaccrual loans acquired from REBC were charged off or paid off. Performing nonaccrual loans at March 31, 2006 decreased $1.0 million or 24.1% mainly due to charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual, partially offset by new loans being placed on nonaccrual.

Nonperforming nonaccrual loans at March 31, 2006 increased $1.2 million or 69.5% and $925 thousand or 44.7% from the previous year and December 31, 2005, respectively. The increase was due to the net result of loans being added to nonaccrual, partially offset by loans returned to accrual status or being charged off or paid off.

The Company had no restructured loans as of March 31, 2006 and 2005 and December 31, 2005.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2006, if all such loans had been current in accordance with their original terms, was $120 thousand, compared to $124 thousand and $134 thousand, respectively, for the first and fourth quarters of 2005.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2006, totaled $60 thousand, compared to $165 thousand and $45 thousand, respectively, for the first and fourth quarters of 2005. These cash payments represent annualized yields of 4.15% for first three months of 2006 compared to 10.15% and 2.83%, respectively, for the first and the fourth quarter of 2005.

Total cash payments received, including those recorded in prior years, which were applied against the book balance of nonaccrual loans outstanding at March 31, 2006, totaled approximately $32 thousand, compared with $151 thousand and $124 thousand for the first and the fourth quarters of 2005, respectively.

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


Allowance for Credit Losses

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to external competitive factors. Management considers the $59.5 million allowance for credit losses to be adequate as a reserve against losses as of March 31, 2006.

The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated (dollars in thousands):


                                                                               Three months ended
                                                                    ---------------------------------------
                                                                             March 31,
                                                                    --------------------------December 31,
                                                                        2006         2005         2005
                                                                    ---------------------------------------
    Balance, beginning of period                                         $59,537      $54,152      $59,674

    Credit loss provision                                                    150          300          150

    Allowance acquired through merger                                          0        5,213            0
    Loans charged off                                                     (1,118)        (599)        (701)
    Recoveries of previously
       charged off loans                                                     887          793          414
                                                                    ---------------------------------------
      Net credit recoveries (losses)                                        (231)         194         (287)
                                                                    ---------------------------------------
    Balance, end of period                                               $59,456      $59,859      $59,537
                                                                    =======================================
    Components:
    Allowance for loan losses                                             55,768       59,859       55,849
    Reserve for unfunded credit commitments (1)                            3,688           --        3,688
                                                                    ---------------------------------------
    Allowance for credit losses                                          $59,456      $59,859      $59,537
                                                                    =======================================
    Allowance for loan losses /
     loans outstanding                                                      2.11%        2.21%        2.09%

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

In adjusting the Company's asset/liability position, Management attempts to manage interest rate risk while enhancing net interest margin and net interest income. At times, depending on expected increases or decreases in general interest rates, the relationship between long and short term interest rates, market conditions and competitive factors, Management may adjust the Company's interest rate risk position in order to manage its net interest margin and net interest income. The Company's results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates.

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, assuming an increase of 200 bp in the federal funds rate and an increase of 156 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 4.7% of the Company's most likely net income plan for 2006. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.


Liquidity

The Company's principal sources of asset liquidity are investment securities available for sale and principal payments from investment securities held to maturities and consumer loans. At March 31, 2006, investment securities available for sale totaled $643 million. At March 31, 2006, residential real estate loans and indirect auto loans totaled $923 million. In addition, at March 31, 2006, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $22.2 million was outstanding at March 31, 2006. As a member of the Federal Reserve System, the Company also has the ability to borrow from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1 with a stable outlook. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company can access additional long-term debt financing if desired. The Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 2006 and 2005 contributed to substantial operating cash flows of $33.5 million and $32.5 million, respectively. In 2006, operating activities provided enough cash for $23.0 million of Company stock repurchases and $10.2 million in shareholder dividends. In 2005, operating activities provided a substantial portion of cash for $9.5 million in shareholder dividends, $3.2 million for repayment of long term debt and $20.4 million utilized to repurchase common stock.

In the first three months of 2006, investing activities generated $75.7 million, compared with $168.6 million in the same period of 2005. In 2006, sales and maturities, net of purchases, of investment securities were $44.0 million. In 2005, sales and maturities, net of purchases, of investment securities were $172.0 million, which were used to reduce short-term borrowings by $112.3 million. In the first quarter of 2005, the Company used net cash of $35.2 million for the REBC acquisition, which use had been largely facilitated in 2004 by reducing the allocation of operating cash flow used to repurchase and retire common stock.

The Company anticipates maintaining its cash levels in 2006 mainly through profitability and retained earnings. It is anticipated that loan demand will increase moderately in 2006, although such demand will be dictated by economic conditions. The growth of deposit balances is expected to exceed the anticipated growth in loan demand through the end of 2006. Depending on economic conditions, interest rate levels, and a variety of other conditions, excess deposit growth may be used to purchase investment securities or to reduce short-term borrowings. However, due to changes in consumer confidence, possible terrorist attacks, the war in Iraq, and changes in the general economic environment, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue in 2006 but will depend on the Board's ongoing evaluation of the advisability of such actions.

Westamerica Bancorporation ("the Parent Company") is a separate entity from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends to its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company's revenues are obtained from service fees and dividends received from the Bank. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company repurchases shares of its common stock in the open market pursuant to stock repurchase plans approved by the Board with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. In addition, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 429 thousand shares in the first quarter of 2006, 372 thousand shares in the first quarter of 2005, and 500 thousand shares in the fourth quarter of 2005.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $429.4 million at March 31, 2006. This amount, which is reflective of the effect of the generation of earnings, offset by common stock repurchases, dividends paid to shareholders and unrealized loss on securities available for sale, represents a decrease of $16.6 million or 3.71% from a year ago, and a decrease of $5.7 million or 1.31% from December 31, 2005. The Company's ratio of equity to total assets declined to 8.49% at March 31, 2006, from 8.57% a year ago. The shareholder's equity to total assets increased at March 31, 2006, compared with 8.44% at December 31, 2005.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                      At March 31,          At         Minimum
                             --------------------------December 31,  Regulatory
                                 2006         2005         2005      Requirement
                             ----------------------------------------------------
    Tier I Capital                   9.41%        8.94%        9.08%        4.00%
    Total Capital                   10.73%       10.28%       10.40%        8.00%
    Leverage ratio                   6.18%        6.32%        6.01%        4.00%


The risk-based capital ratios rose at March 31, 2006, compared with the first quarter of 2005, due to a decrease in risk-weighted assets and a decrease in goodwill. The risk-based capital ratios rose at March 31, 2006 from the previous quarter due to a decrease in risk-weighted assets.

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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2006. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank.

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2006 (in thousands, except per share data).


                                                                (c)          (d)
                                                              Total      Maximum
                                                             Number       Number
                                                          of Shares    of Shares
                                                   (b)    Purchased     that May
                                      (a)      Average   as Part of       Yet Be
                                    Total        Price     Publicly    Purchased
                                Number of         Paid    Announced    Under the
                                   Shares          per        Plans     Plans or
                      Period    Purchased        Share or Programs*     Programs
                -----------------------------------------------------------------
                January 1
                through
                January 31             95       $53.35           95        1,386
                -----------------------------------------------------------------

                February 1
                through
                February 28           265        53.94          265        1,121
                -----------------------------------------------------------------

                March 1
                through
                March 31               69        52.80           69        1,052
                -----------------------------------------------------------------
                Total                 429       $53.62          429        1,052
                =================================================================


* Includes 6 thousand, 7 thousand and 4 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the first quarter of 2006 pursuant to a program approved by the Board of Directors on August 25, 2005 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2006.


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



                                      WESTAMERICA BANCORPORATION
                                      (Registrant)



May 5, 2006                           /s/ John "Robert" Thorson
-----------                           -------------------------
Date                                  John "Robert" Thorson
                                      Senior Vice President
                                      and Chief Financial Officer
                                      (Chief Financial and Accounting Officer)