Form 10-Q
period 2006-06-30
WESTAMERICA BANCORPORATION
filed 2006-08-04
CIK 311094

Page 1
                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

                                             OR
[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                              Commission file number: 001-9383

                              WESTAMERICA BANCORPORATION
               (Exact Name of Registrant as Specified in its Charter)

                          CALIFORNIA                  94,2156203
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

                          Yes [   ]                   No [  ]

Indicate the number of shares outstanding of each of the registrant's classes


    Title  of  Class              Shares Outstanding as of August 1, 2006

      Common Stock,                              31,186,948
      No Par Value

                                        TABLE OF CONTENTS


                                                                                                   Page
                                                                                               -------------
Forward Looking Statements                                                                                2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                                                           3

  Notes to Unaudited Condensed Consolidated Financial Statements                                          7

  Financial Summary                                                                                      12

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                     13

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                    27

  Item 4 - Controls and Procedures                                                                       27

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                             28

  Item 1A - Risk Factors                                                                                 28

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                   28

  Item 3 - Defaults upon Senior Securities                                                               28

  Item 4 - Submission of Matters to a Vote of Security Holders                                           29

  Item 5 - Other Information                                                                             29

  Item 6 - Exhibits                                                                                      29

  Exhibit 11 - Computation of Earnings Per Share                                                         32

  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
           Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                              33

  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
           Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                              34

  Exhibit 32.1 - Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350             35

  Exhibit 32.2 - Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350             36


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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                                At June 30,            At
                                                        --------------------------December 31,
                                                            2006         2005*        2005*
                                                        ---------------------------------------
Assets:
  Cash and cash equivalents                                 $188,670     $194,749     $209,273
  Money market assets                                            534          540          534
  Investment securities available for sale                   620,294      691,609      662,388
  Investment securities held to maturity,
    with market values of:
      $1,210,561 at June 30, 2006                          1,243,936
      $1,358,083 at June 30, 2005                                       1,349,555
      $1,323,782 at December 31, 2005                                                1,337,216
  Loans, gross                                             2,580,612    2,687,566    2,672,221
  Allowance for loan losses                                  (55,684)     (59,862)     (55,849)
                                                        ---------------------------------------
    Loans, net of allowance for loan losses                2,524,928    2,627,704    2,616,372
  Other real estate owned                                        656           40            0
  Premises and equipment, net                                 31,785       34,864       33,221
  Identifiable intangibles                                    24,114       28,297       26,170
  Goodwill                                                   121,719      124,122      121,907
  Interest receivable and other assets                       150,250      147,924      150,478
                                                        ---------------------------------------
    Total Assets                                          $4,906,886   $5,199,404   $5,157,559
                                                        =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                   $1,330,280   $1,377,680   $1,419,313
    Interest bearing:
      Transaction                                            606,633      614,246      658,667
      Savings                                                951,819    1,114,631    1,022,645
      Time                                                   758,315      726,283      745,476
                                                        ---------------------------------------
    Total deposits                                         3,647,047    3,832,840    3,846,101
  Short-term borrowed funds                                  746,517      828,280      775,173
  Debt financing and notes payable                            36,993       40,354       40,281
  Liability for interest, taxes and
    other expenses                                            54,598       50,002       60,940
                                                        ---------------------------------------
    Total Liabilities                                      4,485,155    4,751,476    4,722,495
                                                        ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
          31,201 at June 30, 2006                            343,490
          32,593 at June 30, 2005                                         344,932
          31,882 at December 31, 2005                                                  343,035
  Deferred compensation                                        2,734        2,423        2,423
  Accumulated other comprehensive income:
     Unrealized (loss) gain on securities
          available for sale, net                             (4,771)       8,185        1,882
  Retained earnings                                           80,278       92,388       87,724
                                                        ---------------------------------------
    Total Shareholders' Equity                               421,731      447,928      435,064
                                                        ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                            $4,906,886   $5,199,404   $5,157,559
                                                        =======================================

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004), "Share-
Based Payment." See Note 4.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
unaudited)


                                                            Three months ended         Six months ended
                                                                June 30,                   June 30,
                                                            2006         2005*        2006         2005*
                                                        ----------------------------------------------------
Interest Income:
  Loans                                                      $41,160      $39,941      $82,266      $74,874
  Money market assets and funds sold                               2            1            2            1
  Investment securities available for sale
    Taxable                                                    4,227        4,760        8,631       10,878
    Tax-exempt                                                 3,150        3,313        6,321        6,665
  Investment securities held to maturity
    Taxable                                                    7,407        7,264       15,236       14,553
    Tax-exempt                                                 5,931        6,177       11,888       11,788
                                                        ----------------------------------------------------
    Total interest income                                     61,877       61,456      124,344      118,759
                                                        ----------------------------------------------------
Interest Expense:
  Transaction deposits                                           427          340          855          602
  Savings deposits                                               924          970        1,822        1,834
  Time deposits                                                6,661        4,144       12,577        7,375
  Short-term borrowed funds                                    7,695        4,655       14,366        8,224
  Notes payable                                                  578          637        1,176        1,067
                                                        ----------------------------------------------------
    Total interest expense                                    16,285       10,746       30,796       19,102
                                                        ----------------------------------------------------
Net Interest Income                                           45,592       50,710       93,548       99,657
                                                        ----------------------------------------------------
Provision for credit losses                                      150          300          300          600
                                                        ----------------------------------------------------
Net Interest Income After
  Provision For Credit Losses                                 45,442       50,410       93,248       99,057
                                                        ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                          7,186        7,542       14,269       14,469
  Merchant credit card                                         2,392        2,417        4,778        3,715
  Debit card                                                     876          811        1,704        1,509
  Financial services commissions                                 363          339          661          619
  Trust fees                                                     287          309          569          583
  Mortgage banking                                                49           67           99          167
  Securities losses                                                0            0            0       (4,903)
  Other                                                        2,908        3,994        5,621        6,515
                                                        ----------------------------------------------------
  Total Noninterest Income                                    14,061       15,479       27,701       22,674
                                                        ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                               13,559       13,956       26,816       27,839
  Occupancy                                                    3,267        3,230        6,499        6,181
  Data processing                                              1,531        1,539        3,065        3,087
  Equipment                                                    1,315        1,313        2,581        2,544
  Amortization of intangibles                                  1,016        1,092        2,056        1,497
  Courier service                                                909          964        1,831        1,890
  Professional fees                                              833          604        1,291        1,324
  Other                                                        3,915        4,391        7,690        8,591
                                                        ----------------------------------------------------
  Total Noninterest Expense                                   26,345       27,089       51,829       52,953
                                                        ----------------------------------------------------
Income Before Income Taxes                                    33,158       38,800       69,120       68,778
  Provision for income taxes                                   8,664       11,080       18,509       18,747
                                                        ----------------------------------------------------
Net Income                                                   $24,494      $27,720      $50,611      $50,031
                                                        ====================================================
Comprehensive Income:
  Unrealized (loss) gain on securities
    available for sale, net                                   (3,941)       4,674       (6,653)      (4,321)
  Securities losses/impairment losses
    included in net income                                         0            0            0        2,868
                                                        ----------------------------------------------------
Comprehensive Income                                         $20,553      $32,394      $43,958      $48,578
                                                        ====================================================

Average Shares Outstanding                                    31,364       32,759       31,525       32,393
Diluted Average Shares Outstanding                            31,932       33,364       32,103       33,024

Per Share Data:
  Basic Earnings                                               $0.78        $0.85        $1.61        $1.54
  Diluted Earnings                                              0.77         0.83         1.58         1.51
  Dividends Paid                                                0.32         0.30         0.64         0.60

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004), "Share-
Based Payment." See Note 4.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)


                                                                                   Accumulated
                                                                                     Compre-
                                                           Common      Deferred      hensive     Retained
                                              Shares        Stock    Compensation    Income      Earnings       Total
                                           ------------------------------------------------------------------------------
Balance, December 31, 2004*                      31,640     $255,205       $2,146       $9,638      $99,672     $366,661
  Net income for the period                                                                          50,031       50,031
  Stock issued and stock options
    assumed for acquisition of
    Redwood Empire Bancorp                        1,639       89,538                                              89,538
  Stock issued for stock options                    156        4,700                                               4,700
  Stock option tax benefits                                    1,114                                               1,114
  Restricted stock activity                          21          797          277                                  1,074
  Stock based compensation                                     1,055                                               1,055
  Purchase and retirement of stock                 (863)      (7,477)                               (38,022)     (45,499)
  Dividends                                                                                         (19,293)     (19,293)
  Unrealized loss on securities
    available for sale, net                                                             (1,453)                   (1,453)
                                           ------------------------------------------------------------------------------
Balance, June 30, 2005*                          32,593     $344,932       $2,423       $8,185      $92,388     $447,928
                                           ==============================================================================

Balance, December 31, 2005*                      31,882     $343,035       $2,423       $1,882      $87,724     $435,064
  Net income for the period                                                                          50,611       50,611
  Stock issued for stock options                    219        7,881                                               7,881
  Stock option tax benefits                                      617                                                 617
  Restricted stock activity                          20          727          311                                  1,038
  Stock based compensation                                     1,274                                               1,274
  Purchase and retirement of stock                 (920)     (10,043)                               (37,770)     (47,813)
  Dividends                                                                                         (20,287)     (20,287)
  Unrealized loss on securities
    available for sale, net                                                             (6,653)                   (6,653)
                                           ------------------------------------------------------------------------------
Balance, June 30, 2006                           31,201     $343,491       $2,734      ($4,771)     $80,278     $421,732
                                           ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004), "Share-
Based Payment." See Note 4.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                      For the six months
                                                                                        ended June 30,
                                                                                  --------------------------
                                                                                      2006         2005*
                                                                                  --------------------------
Operating Activities:
  Net income                                                                           $50,611      $50,031
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                                         1,956        2,067
    Amortization of intangibles and other assets                                         3,196        2,414
    Credit loss provision                                                                  300          600
    Net (amortization) deferral of loan fees, net of cost                                 (258)          23
    Decrease (increase) in interest income receivable                                    2,284         (617)
    Increase in other assets                                                            (3,928)      (6,405)
    (Decrease) increase in income taxes payable                                         (1,655)         512
    Increase in interest expense payable                                                 1,384        1,251
    Increase (decrease) in other liabilities                                             1,571       (5,659)
    Stock option compensation expense                                                    1,274        1,055
    Excess tax benefits from stock-based compensation                                     (617)        (141)
    Gain on sales of investment securities                                                   0        4,903
    Writedown of equipment                                                                 186            6
    Gain on sale of real estate                                                              0       (1,331)
    Gain on sales of other assets                                                            0         (800)
    Originations of loans for resale                                                      (500)        (425)
    Proceeds from sale of loans originated for resale                                      505          426
                                                                                  --------------------------
Net Cash Provided by Operating Activities                                               56,309       47,910
                                                                                  --------------------------
Investing Activities:
  Net cash used in mergers and acquisitions                                                  0      (35,210)
  Net repayments of loans                                                               90,740       52,145
  Purchases of investment securities available for sale                                 (5,020)           0
  Proceeds from maturity of securities available for sale                               35,448       67,386
  Proceeds from sale of securities available for sale                                        0      196,109
  Purchases of investment securities held to maturity                                        0     (147,085)
  Proceeds from maturity of securities held to maturity                                 93,281       67,990
  Purchases of FRB/FHLB stock                                                              (67)      (2,943)
  Proceeds from sales of FRB/FHLB stock                                                    139            0
  Purchases of property, plant and equipment                                              (706)        (793)
  Proceeds from sale of real estate                                                          0        1,752
                                                                                  --------------------------
Net Cash Provided by Investing Activities                                              213,815      199,351
                                                                                  --------------------------
Financing Activities:
  Net decrease in deposits                                                            (199,054)    (120,760)
  Net (decrease) increase in short-term borrowings                                     (28,656)       5,459
  Repayments of notes payable                                                           (3,288)      (3,264)
  Exercise of stock options                                                              7,754        4,551
  Tax benefit from stock-based compensation                                                617          141
  Purchase and retirement of stock                                                     (47,813)     (45,499)
  Dividends paid                                                                       (20,287)     (19,293)
                                                                                  --------------------------
Net Cash Used in Financing Activities                                                 (290,727)    (178,665)
                                                                                  --------------------------
Net (Decrease) Increase In Cash and Cash Equivalents                                   (20,603)      68,596

Cash and Cash Equivalents at Beginning of Period                                       209,273      126,153
                                                                                  --------------------------
Cash and Cash Equivalents at End of Period                                            $188,670     $194,749
                                                                                  ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                            $656          $40

Supplemental Disclosure of Cash Flow Activity:
  Unrealized loss on securities available for sale, net                                ($3,941)     ($1,453)
  Interest paid for the period                                                          32,181       20,962
  Income tax payments for the period                                                    20,860       18,788

The acquisition of Redwood Empire Bancorp involved
  the following:
  Cash issued                                                                             --         57,128
  Common stock issued                                                                     --         89,538
  Liabilities assumed                                                                     --        504,901
  Fair value of assets acquired, other than cash and cash equivalents                     --       (495,596)
  Core deposit intangible                                                                 --        (16,600)
  Customer based intangible - merchant draft processing                                   --        (10,300)
  Goodwill                                                                                --       (107,153)
  Net cash and cash equivalent received                                                   --         21,919


See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004), "Share-
Based Payment." See Note 4.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2: Significant Accounting Policies.

Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Credit Losses, which is discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No.48 (FIN 48), "Accounting Uncertainty in Income Taxes". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: a) An increase in a liability for income taxes payable (or a reduction of an income tax refund receivable) or b) A reduction in a deferred tax asset or an increase in a deferred tax liability c) Both (a) and (b). FIN 48 is effective fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its results of operations.

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the six months ended June 30, 2006. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the second quarter of 2006, no such adjustments were recorded.

In connection with the acquisition of Redwood Empire Bancorp ("REBC") in the first quarter of 2005, the Company recorded goodwill and identifiable intangibles of $109 million and $27 million, respectively, in accordance with the purchase method of accounting. The following table summarizes the Company's goodwill and identifiable intangible assets, as of January 1 and June 30 for 2006 and 2005 (dollars in thousands). In the first quarter of 2006 goodwill relating to the REBC acquisition was reduced by $193 related to stock options issued in connection with the acquisition and increased $5 related to accrued expenses. In the second quarter of 2005 goodwill relating to the REBC acquisition was reduced by $3,381, of which $2,027 represents the premium received on the required divestiture of a former REBC branch office in Lake County. The balance of the adjustment related to stock options issued in connection with the acquisition.


                                                At                                     At
                                            January 1,                              June 30,
                                               2006       Additions   Reductions      2006
                                           ----------------------------------------------------
    Goodwill                                   $125,879           $5        ($193)    $125,691
    Accumulated Amortization                     (3,972)           0            0       (3,972)
                                           ----------------------------------------------------
    Net                                        $121,907           $5        ($193)    $121,719
                                           ====================================================

    Core Deposit Intangibles                    $24,383           $0           $0      $24,383
    Accumulated Amortization                     (6,972)           0       (1,148)      (8,120)
    Merchant Draft Processing Intangible         10,300            0            0       10,300
    Accumulated Amortization                     (1,541)           0         (908)      (2,449)
                                           ----------------------------------------------------
    Net                                         $26,170           $0      ($2,056)     $24,114
                                           ====================================================


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
                                           ====================================================


At June 30, 2006, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2006 and annually through 2011 is $1,132, $2,153, $2,021, $1,859, $1,636, and $1,386,
respectively. The weighted average amortization period for core deposit intangibles is 12.12 years.

At June 30, 2006, the estimated aggregate amortization of merchant draft processing intangible, in thousands of dollars, for the remainder of 2006 and annually through 2011 is $900, $1,500, $1,200, $962, $774, and $624, respectively. The weighted average amortization period for merchant draft processing intangibles is 11.67 years.

Note 4: Stock Options

The Company grants stock options and restricted performance shares (RPSs) to employees in exchange for employee services, pursuant to the shareholder-approved 1995 Stock Option Plan, which was amended and restated in 2003. Stock options are granted with an exercise price equal to the fair market value of the related common stock and generally became exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each stock option has a maximum ten-year term. A restricted performance share grant becomes vested after three years of being awarded, provided the Company has attained its performance goals for such three-year period.

Effective January 1, 2006, the Company adopted FASB Statement No.123(revised
2004), Share-Based Payment (SFAS No. 123(R)) on a modified retrospective basis. SFAS No. 123(R) requires the Company to begin using the fair value method to account for stock based awards granted to employees in exchange for their services. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option plans using the intrinsic value method, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Under the prior intrinsic value method, compensation expense was recorded for stock options only if the price of the underlying stock on the date of grant exceeded the exercise price of the option. The Company's historical stock option grants were awarded with exercise prices equal to the prevailing price of the underlying stock on the dates of grant; therefore, no compensation expense was recorded using the intrinsic value method. The Company's recognition of compensation expense for restricted performance share grants has not changed with the adoption of SFAS No. 123(R). The Company has recognized compensation expense for historical restricted performance share grants over the relevant attribution period. Restricted performance share grants have no exercise price, therefore, the intrinsic value is measured using an estimated per share price at the vesting date for each restricted performance share. The estimated per share price is adjusted during the attribution period to reflect actual stock price performance. The Company's obligation for unvested outstanding restricted performance share grants is classified as a liability until the vesting date, at which time the issued shares become classified as shareholders' equity.

The scope of SFAS 123(R) includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. In applying the "modified retrospective" method to implement SFAS No. 123 (R), the Company adjusted the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards that were granted, modified or settled in the fiscal years beginning after December 15, 1994 on a basis consistent with the pro forma disclosures required by Statement 123. Accordingly, compensation costs and the related tax effects are recognized in those financial statements as though awards for those periods before the effective date of Statement 123(R) had been accounted for under Statement 123. In addition, the opening balances of common stock, deferred taxes and retained earnings for the earliest year presented are adjusted to reflect the cumulative effect of the modified retrospective application on earlier periods.

The following table summarizes information about stock options granted under the Plans as of June 30, 2006. The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of the shares. The market value as of June 30, 2006 was $48.97 as reported by the NASDAQ Global Market:


                           Options Outstanding                                 Options Exercisable
    ---------------------------------------------------------------------------------------------------------------------
    Range of     Shares       Aggregate    Weighted     Weighted     Shares       Aggregate    Weighted     Weighted
    Exercise     (in          Intrinsic    Average      Average      (in          Intrinsic    Average      Average
    Price        thousands)   Value        Remaining    Exercise     thousands)   Value        Remaining    Exercise
                              (in          Contractual  Price                     (in          Contractual  Price
                              thousands)   Life                                   thousands)   Life
                                           (years)                                             (years)
    ---------------------------------------------------------------------------------------------------------------------
    $10 - 15               11         $394          1.9       $13.09           11         $394          1.9       $13.09
     15 - 19                1           24          1.9        16.76            1           24          1.9        16.76
     19 - 20              104        3,079          0.6        19.25          104        3,079          0.6        19.25
     20 - 25              408       10,188          3.6        24.00          408       10,188          3.6        24.00
     32 - 33              226        3,656          1.6        32.79          226        3,656          1.6        32.79
     33 - 35              260        3,747          2.6        34.56          260        3,747          2.6        34.56
     35 - 40              653        6,504          5.1        39.02          653        6,504          5.1        39.02
     40 - 45              451        3,705          6.6        40.75          451        3,705          6.6        40.75
     45 - 50              449            0          7.6        49.61          298            0          7.6        49.61
     50 - 55              724            0          8.9        52.55          159            0          8.5        52.54
    ---------------------------------------------------------------------------------------------------------------------
    $10 - 55            3,287      $31,297          5.7        40.32        2,571      $31,297          4.9        37.06
    =====================================================================================================================


The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the six months ended June 30, 2006 and 2005, the Company granted 258 thousand and 560 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:


                                                    For the
                                                Six months ended
                                                    June 30,
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

Employee stock option grants are being expensed by the Company over the grants' three year vesting period. The Company issues new shares upon the exercise of options. The Company estimates it will issue approximately 275 thousand shares during 2006 related to stock-based compensation programs. The number of shares authorized to be issued for options is 2.2 million.

The impact of adopting SFAS 123(R) for the three months and six months ended June 30, 2006 and 2005 and at June 30, 2006 and 2005 is summarized in the following tables (in thousands, except per share data):


                                                                  For the three months ended June 30,
                                                        ----------------------------------------------------
                                                                    2006                      2005
                                                        ----------------------------------------------------
                                                          Intrinsic      Fair       Intrinsic      Fair
                                                            Value        Value        Value        Value
                                                           Method       Method       Method       Method
                                                        ----------------------------------------------------
Income before income taxes                                   $33,798      $33,158      $39,132      $38,800
Net income                                                    24,868       24,494       27,914       27,720
Net earnings per share - basic                                 $0.80        $0.78        $0.85        $0.85
Net earnings per share - diluted share                          0.78         0.77         0.84         0.83
Cash flow provided by operations                             $23,131      $22,797      $15,498      $15,380
Cash flow used in financing activities                      (160,449)    (160,115)     (19,849)     (19,731)


                                                                  For the six months ended June 30,
                                                        ----------------------------------------------------
                                                                    2006                      2005
                                                        ----------------------------------------------------
                                                          Intrinsic      Fair       Intrinsic      Fair
                                                            Value        Value        Value        Value
                                                           Method       Method       Method       Method
                                                        ----------------------------------------------------
    Income before income taxes                               $70,394      $69,120      $69,833      $68,778
    Net income                                                51,356       50,611       50,648       50,031
    Net earnings per share - basic                             $1.63        $1.61        $1.56        $1.54
    Net earnings per share - diluted share                      1.60         1.58         1.53         1.51
    Cash flow provided by operations                         $56,925      $56,310      $48,051      $47,910
    Cash flow used in financing activities                  (291,343)    (290,728)    (178,806)    (178,665)

A summary of option activity during the six months ended June 30, 2006 is presented below:

                                                           Shares      Weighted     Weighted
                                                                        Average      Average
                                                                       Exercise     Remaining
                                                                         Price     Contractual
                                                                                      Term
                                                        ---------------------------------------
    Outstanding at January 1, 2006                         3,269,086       $39.13
    Granted                                                  258,000        52.56
    Exercised                                               (217,386)       35.69
    Forfeited or expired                                     (22,408)       52.03
                                                        -------------
    Outstanding at June 30, 2006                           3,287,292        40.32          5.7
                                                        =============
    Exercisable at June 30, 2006                           2,570,743        37.09 4.9 years
                                                        =============


A summary of the Company's nonvested share activity during the six months ended June 30, 2006 is presented below.


                                              Shares      Weighted
                                                           Average
                                                           Grant
                                                            Date
                                                         Fair Value
                                           --------------------------
    Nonvested at January 1, 2006                967,947
    Granted                                     258,000
    Vested                                     (486,990)
    Forfeited                                   (22,408)
                                           -------------
    Nonvested at June 30, 2006                  716,549        $6.65
                                           =============


The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company's stock option plan during the six months ended June 30, 2006 and 2005 was $6.54 and $6.61 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of June 30, 2006 is $3.3 million and the weighted average period over which the cost is expected to be recognized is 1.7 years.

The total intrinsic value of options exercised during first half 2006 and 2005 was $3.6 million and $3.3 million, respectively. The total fair value of RPSs that vested during first half 2006 and 2005 was $1.0 million and $905 thousand, respectively. The actual tax benefit realized for the tax deductions from the exercise of options totaled $615 thousand and $141 thousand, respectively, for first half 2006 and 2005.

A summary of the status of the Company's restricted performance shares as of June 30, 2006 and 2005 and changes during the quarters ended on those dates, follows:


                                               2006         2005
                                           --------------------------
    Outstanding at January 1,                    43,582       57,750
    Granted                                      15,084       20,740
    Exercised                                   (19,946)     (20,637)
    Forfeited                                         0       (7,983)
                                           --------------------------
    Outstanding at June 30,                      38,720       49,870
                                           ==========================



As of June 30, 2006 and 2005, the restricted performance shares had a weighted-average contractual life of 1.78 and 1.72 years, respectively. The compensation cost that was charged against income for the Company's restricted performance shares granted was $372 thousand and $600 thousand for the six month ended June 30, 2006 and 2005, respectively. There were no stock appreciation rights or incentive stock options granted in the first half of 2006 and 2005.

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


                                                         For the six months ended
                                                                 June 30,
                                                        --------------------------
                                                            2006         2005
                                                        --------------------------
                                                              (In thousands)
  Service cost                                                   $94         $139
  Interest cost                                                  106          105
  Amortization of unrecognized
    transition obligation                                         30           31
                                                        --------------------------
  Net periodic cost                                             $230         $275
                                                        ==========================

The Company does not contribute to any post-retirement benefit plans.


WESTAMERICA BANCORPORATION
Financial Summary
(Dollars in thousands, except per share data)



                                                            Three months ended         Six months ended
                                                                 June 30,                 June 30,
                                                        ----------------------------------------------------
                                                            2006         2005*        2006         2005*
                                                        ----------------------------------------------------
    Net Interest Income (FTE)***                             $51,503      $57,023     $105,477     $112,043
    Provision for Loan Losses                                   (150)        (300)        (300)        (600)
    Noninterest Income:
      Securities losses                                            0            0            0       (4,903)
      Deposit service charges and other                       14,061       15,479       27,701       27,577
    Total noninterest income                                  14,061       15,479       27,701       22,674
    Noninterest Expense                                      (26,345)     (27,089)     (51,829)     (52,953)
    Provision for income taxes (FTE)***                      (14,575)     (17,393)     (30,438)     (31,133)
                                                        ----------------------------------------------------
    Net Income                                               $24,494      $27,720      $50,611      $50,031
                                                        ====================================================

    Average Shares Outstanding                                31,364       32,759       31,525       32,393
    Diluted Average Shares Outstanding                        31,932       33,364       32,103       33,024
    Shares Outstanding at Period End                          31,201       32,593       31,201       32,593

    As Reported:
      Basic Earnings Per Share                                 $0.78        $0.85        $1.61        $1.54
      Diluted Earnings Per Share                               $0.77        $0.83        $1.58        $1.51
      Return On Assets                                          1.99%        2.15%        2.04%        2.01%
      Return On Equity                                         23.12%       25.81%       24.02%       25.08%
      Net Interest Margin (FTE)***                              4.58%        4.84%        4.65%        4.87%
      Net Loan (Recoveries) Losses to Average Loans             0.04%        0.04%        0.04%        0.01%
      Efficiency Ratio**                                        40.2%        37.4%        38.9%        39.3%

    Average Balances:
      Total Assets                                        $4,948,443   $5,170,029   $5,001,349   $5,017,331
      Earning Assets                                       4,515,728    4,719,635    4,560,953    4,619,282
      Total Gross Loans                                    2,588,220    2,670,663    2,602,084    2,522,686
      Total Deposits                                       3,652,030    3,906,875    3,718,233    3,811,714
      Shareholders' Equity                                   424,999      430,796      424,916      402,212

    Balances at Period End:
      Total Assets                                        $4,906,886   $5,199,404
      Earning Assets                                       4,445,376    4,729,270
      Total Gross Loans                                    2,580,612    2,687,566
      Total Deposits                                       3,647,047    3,832,840
      Shareholders' Equity                                   421,731      447,928

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                        2.16%        2.23%
      Book Value Per Share                                    $13.52       $13.74
      Equity to Assets                                          8.59%        8.61%
      Total Capital to Risk Adjusted Assets                    10.93%       10.37%

    Dividends Paid Per Share                                   $0.32        $0.30        $0.64        $0.60
    Dividend Payout Ratio                                         42%          36%          41%          40%

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


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations


Westamerica Bancorporation and subsidiaries (the "Company") reported second quarter 2006 net income of $24.5 million or $.77 diluted earnings per share. These results compare to net income of $27.7 million or $0.83 per share for the same period of 2005.

On a year-to-date basis, the Company reported net income for the six months ended June 30, 2006 of $50.6 million or diluted earnings per share of $1.58, compared with $50.0 million or $1.51 per share for the same period of 2005. The second quarter of 2005 represents the first full quarter of operations following the March 1, 2005 acquisition of Redwood Empire Bancorp ("REBC").

Following is a summary of the components of net income for the periods indicated (dollars in thousands):


                                                             Three months ended       Six months ended
                                                                June 30,                 June 30,
                                                        ----------------------------------------------------
                                                            2006         2005*        2006         2005*
                                                        ----------------------------------------------------
    Net interest income (FTE)                                $51,503      $57,023     $105,477     $112,043
    Provision for loan losses                                   (150)        (300)        (300)        (600)
    Noninterest income                                        14,061       15,479       27,701       22,674
    Noninterest expense                                      (26,345)     (27,089)     (51,829)     (52,953)
    Provision for income taxes (FTE)                         (14,575)     (17,393)     (30,438)     (31,133)
                                                        ----------------------------------------------------
    Net income                                               $24,494      $27,720      $50,611      $50,031
                                                        ====================================================

    Average diluted shares                                    31,932       33,364       32,103       33,024

    Diluted earnings per share                                 $0.77        $0.83        $1.58        $1.51

    Average total assets                                   4,948,443    5,170,029    5,001,349    5,017,331

    Net income (annualized) to average total assets             1.99%        2.15%        2.04%        2.01%

    * Adjusted to adopt SFAS 123(R)


Net income for the second quarter of 2006 was $3.2 million or 11.6% less than the same quarter of 2005, primarily attributable to lower net interest income
(FTE) and noninterest income, partially offset by decreases in provision for loan losses, noninterest expense and income tax provision (FTE). The decrease in net interest income (FTE) (down $5.5 million or 9.7%) was the net result of lower average interest-earning assets and higher funding costs, partially offset by higher yields on earning assets and higher loan fee income. The loan loss provision decreased $150 thousand or 50.0% from a year ago, reflecting Management's assessment of credit risk for the loan portfolio. Noninterest income decreased $1.4 million or 9.2% mainly because the prior year period included a $1.3 million gain on sale of real estate. Noninterest expense decreased $744 thousand or 2.7%. The provision for income taxes (FTE) decreased $2.8 million or 16.2% primarily due to lower profitability, a higher proportion of interest revenue attributable to tax-exempt municipal loans and securities, higher tax credits and refunds, and other tax preference items.

Comparing the first six months of 2006 to the prior year, net income increased $580 thousand or 1.2%, mostly due to lower loan loss provision, higher noninterest income, lower noninterest expense and lower tax provision (FTE), partly offset by a decrease in net interest income (FTE). The lower net interest income (FTE) was mainly caused by a lower volume of average interest-earning assets and higher funding costs, partially offset by higher yields on earnings assets and higher loan fee income. The loan loss provision decreased $300 thousand or 50.0% to reflect Management's view on credit risk. Noninterest income rose mostly because the 2005 period included $4.9 million in losses on sales of securities, which were realized in managing the Company's interest rate risk position following the REBC acquisition. Noninterest expense declined $1.1 million or 2.1%. The income tax provision
(FTE) decreased $695 thousand or 2.2% primarily due to a higher proportion of interest revenue attributable to tax-exempt municipal loans and securities, higher tax credits and refunds, and other tax preference items.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                                            Three months ended        Six months ended
                                                               June 30,                  June 30,
                                                        ----------------------------------------------------
                                                            2006         2005         2006         2005
                                                        ----------------------------------------------------
    Interest and fee income                                  $61,877      $61,456     $124,344     $118,759
    Interest expense                                         (16,285)     (10,746)     (30,796)     (19,102)
    FTE adjustment                                             5,911        6,313       11,929       12,386
                                                        ----------------------------------------------------
      Net interest income (FTE)                              $51,503      $57,023     $105,477     $112,043
                                                        ====================================================
    Average earning assets                                $4,515,728   $4,719,635   $4,560,953   $4,619,282

    Net interest margin (FTE)                                   4.58%        4.84%        4.65%        4.87%


The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) decreased during the second quarter of 2006 by $5.5 million or 9.7% from the same period in 2005 to $51.5 million, mainly due to lower average earning assets (down $204 million) and higher rates paid on interest-bearing liabilities (up 77 basis points "bp"), partially offset by higher yields on earning assets excluding loan fees (up 24 bp), a lower volume of interest-bearing liabilities (down $166 million) and higher loan fee income.

Comparing the first six months of 2006 with the same period of 2005, net interest income (FTE) decreased $6.6 million or 5.9%, primarily due to lower average earning assets and higher rates paid on interest-bearing liabilities, partially offset by higher yields on earning assets excluding loan fees and higher loan fee income.

Interest and Fee Income

Interest and fee income (FTE) for the second quarter of 2006 increased $19 thousand from the same period in 2005. The increase was caused by higher yields on earning assets and increased loan fee income (up $243 thousand), offset by lower average earning assets.

The average earning asset decrease of $204 million for the second quarter of 2006 compared to the same period in 2005 was due to declines in most earning asset categories except for growth in residential real estate loans (up $15 million) and indirect consumer loans (up $9 million). The loan portfolio declined $82 million mostly due to decreases in commercial real estate loans (down $43 million), commercial loans (down $42 million) and personal credit lines (down $15 million). Competitive loan pricing and loosened underwriting standards in the banking industry are limiting the opportunity to originate commercial loans which will remain profitable throughout the duration of the loans, in Management's opinion. Current interest rate spreads between loan origination yields and the rates paid on deposits and other funding sources are very narrow. Such interest rate spreads could be pressured in the near-term as funding costs rise while many loan yields are generally fixed in nature. As a result, the Company has not take an aggressive posture relative to current loan and investment portfolio growth.

Average total investments decreased $121 million for the second quarter of 2006 compared with the same period in 2005 primarily due to paydowns, calls, and maturities of mortgage backed securities and collateralized mortgage obligations (down $51 million), municipal securities (down $37 million) and U.S. government sponsored entity obligations (down $27 million).

The average yield on the Company's earning assets, excluding loan fee income, increased from 5.71% in the second quarter of 2005 to 5.95% in the same period in 2006 (up 24 bp). The composite yield on loans, excluding loan fees, rose 33 bp to 6.48% primarily due to increases in construction loans (up 163 bp), commercial loans (up 75 bp) and personal credit lines (up 188 bp).

The investment portfolio yield rose 9 bp to 5.25%, mainly attributable to increases in the yield on U.S. government sponsored entity obligations (up 26 bp) and mortgage backed securities and collateralized mortgage obligations (up 21 bp), partially offset by declines in the yields on corporate securities and municipal securities (down 9 bp).

Comparing the first two quarters of 2006 with the corresponding period a year ago, interest and fee income (FTE) was up $5.1 million or 3.9%. The increase largely resulted from higher yields on earning assets and increased loan fee income (up $74 thousand), partially offset by lower average earning assets.

The average yield on earning assets excluding loan fees for the first half of 2006 was 5.96% compared with 5.66% in the corresponding period of 2005. The loan portfolio yield excluding loan fees for the first half of 2006 compared with the same period of 2005 was higher by 37 bp, due to increases in personal credit lines (up 175 bp), construction loans (up 158 bp) and commercial loans (up 88 bp).

The investment portfolio yield rose by 30 bp. The increase resulted mostly from higher yields on U.S. government sponsored obligation (up 24 bp) and mortgage backed securities and collateralized mortgage obligations (up 22 bp), net of decreases in yields on corporate securities and municipal securities (down 11 bp).

Average earning assets decreased $58 million or 1.3% for the first half of 2006 compared with the same period of 2005, due to a lower volume of the investment portfolio, offset by loan growth mostly as a result of the REBC acquisition. In the first six months of 2005, the Company sold approximately $196 million in securities available for sale to manage its interest rate risk position in light of the REBC acquisition. Average investments declined $138 million mainly due to decreases in U.S. government sponsored entity obligations (down $83 million) and mortgage backed securities and collateralized mortgage obligations (down $40 million). The loan portfolio grew $79 million, the net result of increases in residential real estate loans (up $51 million), commercial real estate loans (up $35 million) and construction loans (up $15 million), partially offset by declines in commercial loans (down $13 million) and personal credit lines (down $10 million).

Interest Expense

Interest expense in the second quarter of 2006 increased $5.5 million or 51.5% compared with the same period in 2005. The increase was attributable to higher rates paid on the interest-bearing liabilities, partially offset by a decrease in those liabilities.

The average rate paid on interest-bearing liabilities increased from 1.30% in the second quarter of 2005 to 2.07% in the same quarter of 2006. Rates paid on most liabilities moved with general market conditions. The average rate on federal funds purchased rose 197 bp. Rates on deposits increased as well, including those on CDs over $100 thousand, which rose 172 bp; and on retail CDs, which went up by 60 bp.

Interest-bearing liabilities declined $166 million or 5.0% for the second quarter of 2006 over the same period of 2005. Most categories of deposits declined including money market savings (down $147 million), retail CDs (down $64 million), partially offset by a $55 million increase in CDs over $100 thousand. Federal funds purchased and long term debt declined $36 million and $3 million, respectively. The decline was more than offset by a $58 million increase in other short-term borrowings, which represent customer balances in sweep and repurchase facilities.

Comparing the first half of 2006 to the corresponding period of 2005, interest expense rose $11.7 million or 61.2%, due to higher rates paid on interest-bearing liabilities, partially offset by a decline in such liabilities.

Rates paid on liabilities averaged 1.94% during the first six months of 2006 compared to 1.19% in the first six months of 2005. Rates on most interest-bearing liabilities moved up with the general trend in the market. The average rate paid on federal funds purchased rose 196 bp. Rates on most deposits were also higher. CDs over $100 thousand rose 166 bp and retail CDs increased by 53 bp.

Interest-bearing liabilities declined $46.4 million or 1.4% over the first half of 2005. Money market savings and retail CDs decreased $118 million and $41 million, respectively. Federal funds decreased $20 million. The decline was partially offset by increases in CDs over $100 thousand (up $75 million), other short-term borrowings, which represent customer balances in sweep and repurchase facilities (up $48 million), and long-term debt (up $4 million).

In all periods, the Company has attempted to continue increasing the balances of more profitable, lower-cost transaction accounts in order to minimize the cost of funds.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                                            Three months ended        Six months ended
                                                                June 30,                  June 30,
                                                        ----------------------------------------------------
                                                            2006         2005         2006         2005
                                                        ----------------------------------------------------
    Yield on earning assets                                     6.01%        5.75%        6.00%        5.70%
    Rate paid on interest-bearing
      liabilities                                               2.07%        1.30%        1.94%        1.19%
                                                        ----------------------------------------------------
      Net interest spread                                       3.94%        4.45%        4.06%        4.51%

    Impact of all other net
      noninterest bearing funds                                 0.64%        0.39%        0.59%        0.36%
                                                        ----------------------------------------------------
        Net interest margin                                     4.58%        4.84%        4.65%        4.87%
                                                        ====================================================



During the second quarter of 2006, the net interest margin declined 26 bp compared to the same period in 2005. Rates paid on interest-bearing liabilities climbed faster than yields on earning assets, resulting in a 51 bp decline in net interest spread. The decline in the net interest spread was partially mitigated by the higher value of noninterest bearing funding sources. While the average balance of these sources decreased $71 million or 5.1%, their value increased 25 bp because of the higher market rates of interest at which they could be invested.

The net interest margin in the first half of 2006 declined by 22 bp when compared with the corresponding period of 2005. Earning asset yields increased 30 bp and the cost of interest-bearing liabilities rose by 75 bp, resulting in a 45 bp decrease in the interest spread. Noninterest bearing funding sources declined $15 million or 1.1%, their margin contribution increased by 23 bp.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amount of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities and the resulting rates paid. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate (dollars in thousands).


                                                                            For the three months ended
                                                                                  June 30, 2006
                                                                     ---------------------------------------
                                                                                    Interest       Rates
                                                                        Average      Income/      Earned/
                                                                        Balance      Expense       Paid
                                                                     ---------------------------------------
    Assets:
    Money market assets and funds sold                                       $848           $2         0.95%
    Investment securities:
      Available for sale
        Taxable                                                           398,032        4,227         4.25%
        Tax-exempt                                                        252,617        4,605         7.29%
      Held to maturity
        Taxable                                                           691,209        7,407         4.29%
        Tax-exempt                                                        584,802        9,057         6.19%
    Loans:
      Commercial:
        Taxable                                                           355,136        7,386         8.34%
        Tax-exempt                                                        247,225        3,978         6.45%
      Commercial real estate                                              914,373       16,590         7.28%
      Real estate construction                                             77,151        1,674         8.70%
      Real estate residential                                             511,521        5,898         4.61%
      Consumer                                                            482,814        6,964         5.79%
                                                                     --------------------------
        Total loans                                                     2,588,220       42,490         6.58%
                                                                     --------------------------
        Total earning assets                                            4,515,728       67,788         6.01%
    Other assets                                                          432,715
                                                                     -------------
        Total assets                                                   $4,948,443
                                                                     =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                       $1,316,927          $--           --
      Savings and interest-bearing
        transaction                                                     1,588,822        1,351         0.34%
      Time less than $100,000                                             242,793        1,581         2.61%
      Time $100,000 or more                                               503,488        5,080         4.05%
                                                                     --------------------------
         Total interest-bearing deposits                                2,335,103        8,012         1.38%
    Short-term borrowed funds                                             766,936        7,695         3.97%
    Debt financing and notes payable                                       37,015          578         6.25%
                                                                     --------------------------
        Total interest-bearing liabilities                              3,139,054       16,285         2.07%
    Other liabilities                                                      67,463
    Shareholders' equity                                                  424,999
                                                                     -------------
        Total liabilities and shareholders' equity                     $4,948,443
                                                                     =============
    Net interest spread (1)                                                                            3.94%

    Net interest income and interest margin (2)                                        $51,503         4.58%
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



                                                                            For the three months ended
                                                                                  June 30, 2005
                                                                     ---------------------------------------
                                                                                    Interest       Rates
                                                                        Average      Income/      Earned/
                                                                        Balance      Expense       Paid
                                                                     ---------------------------------------
    Assets:
    Money market assets and funds sold                                       $664           $1         0.60%
    Investment securities:
      Available for sale
        Taxable                                                           444,661        4,760         4.28%
        Tax-exempt                                                        266,299        4,873         7.32%
      Held to maturity
        Taxable                                                           731,214        7,264         3.97%
        Tax-exempt                                                        606,134        9,523         6.28%
    Loans:
      Commercial:
        Taxable                                                           394,956        6,921         7.03%
        Tax-exempt                                                        249,472        4,132         6.64%
      Commercial real estate                                              956,931       16,905         7.09%
      Real estate construction                                             80,254        1,446         7.23%
      Real estate residential                                             496,133        5,589         4.51%
      Consumer                                                            492,917        6,355         5.17%
                                                                     --------------------------
        Total loans                                                     2,670,663       41,348         6.21%
                                                                     --------------------------
        Total earning assets                                            4,719,635       67,769         5.75%
    Other assets                                                          450,394
                                                                     -------------
        Total assets                                                   $5,170,029
                                                                     =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                       $1,387,984          $--           --
      Savings and interest-bearing
        transaction                                                     1,763,669        1,310         0.30%
      Time less than $100,000                                             307,118        1,542         2.01%
      Time $100,000 or more                                               448,104        2,602         2.33%
                                                                     --------------------------
        Total interest-bearing deposits                                 2,518,891        5,454         0.87%
    Short-term borrowed funds                                             745,499        4,655         2.47%
    Debt financing and notes payable                                       40,377          637         6.31%
                                                                     --------------------------
         Total interest-bearing liabilities                             3,304,767       10,746         1.30%
    Other liabilities                                                      46,482
    Shareholders' equity                                                  430,796
                                                                     -------------
        Total liabilities and shareholders' equity                     $5,170,029
                                                                     =============
    Net interest spread (1)                                                                            4.45%

    Net interest income and interest margin (2)                                        $57,023         4.84%
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



                                                                           For the six months ended
                                                                                  June 30, 2006
                                                                     ---------------------------------------
                                                                                    Interest       Rates
                                                                        Average      Income/      Earned/
                                                                        Balance      Expense       Paid
                                                                     ---------------------------------------
    Assets:
    Money market assets and funds sold                                       $835           $2         0.48%
    Investment securities:
      Available for sale
        Taxable                                                           404,534        8,631         4.27%
        Tax-exempt                                                        253,722        9,249         7.29%
      Held to maturity
        Taxable                                                           713,479       15,236         4.27%
        Tax-exempt                                                        586,298       18,182         6.20%
    Loans:
      Commercial:
        Taxable                                                           357,142       14,757         8.33%
        Tax-exempt                                                        250,250        8,073         6.51%
      Commercial real estate                                              918,606       33,404         7.33%
      Real estate construction                                             77,750        3,361         8.72%
      Real estate residential                                             510,279       11,793         4.62%
      Consumer                                                            488,058       13,585         5.61%
                                                                     --------------------------
        Total loans                                                     2,602,085       84,973         6.58%
                                                                     --------------------------
        Total earning assets                                            4,560,953      136,273         6.00%
    Other assets                                                          440,396
                                                                     -------------
        Total assets                                                   $5,001,349
                                                                     =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                       $1,336,214          $--           --
      Savings and interest-bearing
        transaction                                                     1,631,228        2,677         0.33%
      Time less than $100,000                                             248,398        3,041         2.47%
      Time $100,000 or more                                               502,393        9,536         3.83%
                                                                     --------------------------
        Total interest-bearing deposits                                 2,382,019       15,254         1.29%
    Short-term borrowed funds                                             752,622       14,366         3.80%
    Debt financing and notes payable                                       37,569        1,176         6.26%
                                                                     --------------------------
         Total interest-bearing liabilities                             3,172,210       30,796         1.94%
    Other liabilities                                                      68,009
    Shareholders' equity                                                  424,916
                                                                     -------------
        Total liabilities and shareholders' equity                     $5,001,349
                                                                     =============
    Net interest spread (1)                                                                            4.06%

    Net interest income and interest margin (2)                                       $105,477         4.65%
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



                                                                           For the six months ended
                                                                                  June 30, 2005
                                                                     ---------------------------------------
                                                                                    Interest       Rates
                                                                        Average      Income/      Earned/
                                                                        Balance      Expense       Paid
                                                                     ---------------------------------------
    Assets:
    Money market assets and funds sold                                       $686           $1         0.29%
    Investment securities:
      Available for sale
        Taxable                                                           514,031       10,878         4.23%
        Tax-exempt                                                        268,344        9,822         7.32%
      Held to maturity
        Taxable                                                           735,800       14,553         3.96%
        Tax-exempt                                                        577,735       18,207         6.30%
    Loans:
      Commercial
        Taxable                                                           372,063       12,622         6.84%
        Tax-exempt                                                        248,513        8,232         6.68%
      Commercial real estate                                              883,369       31,659         7.23%
      Real estate construction                                             62,995        2,256         7.22%
      Real estate residential                                             458,928       10,195         4.44%
      Consumer                                                            496,818       12,720         5.16%
                                                                     --------------------------
        Total loans                                                     2,522,686       77,684         6.20%
                                                                     --------------------------
        Total earning assets                                            4,619,282      131,145         5.70%
    Other assets                                                          398,049
                                                                     -------------
        Total assets                                                   $5,017,331
                                                                     =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                       $1,351,234          $--           --
      Savings and interest-bearing
        transaction                                                     1,744,122        2,436         0.28%
      Time less than $100,000                                             289,290        2,780         1.94%
      Time $100,000 or more                                               427,068        4,595         2.17%
                                                                     --------------------------
        Total interest-bearing deposits                                 2,460,480        9,811         0.80%
    Short-term borrowed funds                                             724,483        8,224         2.26%
    Debt financing and notes payable                                       33,629        1,067         6.35%
                                                                     --------------------------
         Total interest-bearing liabilities                             3,218,592       19,102         1.19%
    Other liabilities                                                      45,293
    Shareholders' equity                                                  402,212
                                                                     -------------
        Total liabilities and shareholders' equity                     $5,017,331
                                                                     =============
    Net interest spread (1)                                                                            4.51%

    Net interest income and interest margin (2)                                       $112,043         4.87%
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


Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid
-------------------------------------------------------------------

The following tables set forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components (dollars in thousands).



                                                                        Three months ended June 30, 2006
                                                                         compared with three months
                                                                              ended June 30, 2005
                                                                     ---------------------------------------
                                                                        Volume        Rate         Total
                                                                     ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                         $0           $1           $1
    Investment securities:
      Available for sale
        Taxable                                                              (495)         (38)        (533)
        Tax-exempt                                                           (249)         (19)        (268)
      Held to maturity
        Taxable                                                              (410)         553          143
        Tax-exempt                                                           (332)        (134)        (466)
    Loans:
      Commercial:
        Taxable                                                              (743)       1,208          465
        Tax-exempt                                                            (37)        (117)        (154)
      Commercial real estate                                                 (764)         449         (315)
      Real estate construction                                                (58)         286          228
      Real estate residential                                                 176          133          309
      Consumer                                                               (133)         742          609
                                                                     ---------------------------------------
        Total loans                                                        (1,559)       2,701        1,142
                                                                     ---------------------------------------
        Total earning assets                                               (3,045)       3,064           19
                                                                     ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                          (138)         179           41
      Time less than $100,000                                                (363)         402           39
      Time $100,000 or more                                                   356        2,122        2,478
                                                                     ---------------------------------------
         Total interest-bearing deposits                                     (145)       2,703        2,558
                                                                     ---------------------------------------
    Short-term borrowed funds                                                 138        2,902        3,040
    Debt financing and notes payable                                          (53)          (6)         (59)
                                                                     ---------------------------------------
        Total interest-bearing liabilities                                    (60)       5,599        5,539
                                                                     ---------------------------------------
    Increase (decrease) in Net Interest Income                            ($2,985)     ($2,535)     ($5,520)
                                                                     =======================================



                                                                        Six months ended June 30, 2006
                                                                           compared with six months
                                                                             ended June 30, 2005
                                                                     ---------------------------------------
                                                                        Volume        Rate         Total
                                                                     ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                         $0           $1           $1
    Investment securities:
      Available for sale
        Taxable                                                            (2,335)          88      ($2,247)
        Tax-exempt                                                           (533)         (40)       ($573)
      Held to maturity
        Taxable                                                              (451)       1,134         $683
        Tax-exempt                                                            265         (290)        ($25)
    Loans:
      Commercial:
        Taxable                                                              (523)       2,658       $2,135
        Tax-exempt                                                             57         (216)       ($159)
      Commercial real estate                                                1,276          469       $1,745
      Real estate construction                                                586          519       $1,105
      Real estate residential                                               1,175          423       $1,598
      Consumer                                                               (228)       1,093         $865
                                                                     ---------------------------------------
        Total loans                                                         2,343        4,946        7,289
                                                                     ---------------------------------------
        Total earning assets                                                 (711)       5,839        5,128
                                                                     ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                          (165)         406         $241
      Time less than $100,000                                                (430)         691         $261
      Time $100,000 or more                                                   927        4,014       $4,941
                                                                     ---------------------------------------
         Total interest-bearing deposits                                      332        5,111        5,443
                                                                     ---------------------------------------
    Short-term borrowed funds                                                 331        5,811       $6,142
    Debt financing and notes payable                                          124          (15)        $109
                                                                     ---------------------------------------
        Total interest-bearing liabilities                                    787       10,907       11,694
                                                                     ---------------------------------------
    Increase (decrease) in Net Interest Income                            ($1,498)     ($5,068)     ($6,566)
                                                                     =======================================


Provision for Credit Losses

The level of the provision for credit losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $150 thousand for loan losses in the second quarter of 2006, compared with $300 thousand in the second quarter of 2005. For the first six months of 2006 and 2005, $300 thousand and $600 thousand were provided in each respective period. The provision reflects management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for credit losses, see the "Classified Assets" section of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                             Three months ended       Six months ended
                                                                  June 30,                June 30,
                                                        ----------------------------------------------------
                                                            2006         2005         2006         2005
                                                        ----------------------------------------------------
    Service charges on deposit accounts                       $7,186       $7,542      $14,269      $14,469
    Merchant credit card fees                                  2,392        2,417        4,778        3,715
    ATM fees and interchange                                     717          709        1,395        1,333
    Debit card fees                                              876          811        1,704        1,509
    Other service fees                                           488          429          934          834
    Financial services commissions                               363          339          661          619
    Trust fees                                                   287          309          569          583
    Official check issuance income                               373          267          706          492
    Mortgage banking income                                       49           67           99          167
    Securities losses                                              0            0            0       (4,903)
    Gain on sale of real estate                                    0        1,331            0        1,331
    Other noninterest income                                   1,330        1,258        2,586        2,525
                                                        ----------------------------------------------------
      Total                                                  $14,061      $15,479      $27,701      $22,674
                                                        ====================================================



Noninterest income for the second quarter of 2006 decreased by $1.4 million or 9.2% from the same period in 2005 primarily because 2005 included a $1.3 million gain on sale of real estate. Service charges on deposits declined $356 thousand or 4.7% mainly due to decreases in deficit fees charged on analyzed accounts (down $207 thousand or 12.0%) resulting primarily from the higher earnings credit rate allocated to customers' compensating balances. Decreases in return item charges (down $108 thousand or 15.9%) and DDA activity also contributed to reducing service charges on deposits. Official check issuance income contributed to increasing noninterest income mostly due to the higher earnings credit rate received on outstanding items.

In the first half of 2006, noninterest income increased $5.0 million or 22.2% compared with the same period of the previous year primarily because 2005 included $4.9 million in losses on sales of securities, which were realized in managing the Company's interest rate risk position following the REBC acquisition. The previous year also included a $1.3 million gain on sale of real estate. Merchant credit card fees increased $1.1 million or 28.6% attributable to the acquisition of REBC's merchant card processing unit in March of 2005. Official check issuance income increased $214 thousand or 43.5% due to the higher earnings credit rate. Debit card fees increased $195 thousand or 12.9% mainly due to increased usage. Other service fees rose $100 thousand or 12.0% largely due to higher internet banking income. Service charges on deposits declined $200 thousand or 1.4% largely due to a decrease in deficit fees charged on analyzed accounts (down $224 thousand or 6.8%) as a result of the higher earnings credit rate, lower returned item charges and DDA activity, partially offset by an increase in overdraft fees (up $205 thousand or 3.1%).

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                            Three months ended        Six months ended
                                                                June 30,                  June 30,
                                                        ----------------------------------------------------
                                                            2006         2005         2006         2005
                                                        ----------------------------------------------------
    Salaries and related benefits                            $13,559      $13,956      $26,816      $27,839
    Occupancy                                                  3,267        3,230        6,499        6,181
    Data processing services                                   1,531        1,539        3,065        3,087
    Equipment                                                  1,315        1,313        2,581        2,544
    Amortization of deposit intangibles                        1,016        1,092        2,056        1,497
    Courier service                                              909          964        1,831        1,890
    Professional fees                                            833          604        1,291        1,324
    Telephone                                                    466          553          898        1,081
    Postage                                                      397          376          807          797
    Stationery and supplies                                      272          304          542          652
    Customer checks                                              263          240          553          472
    Operational losses                                           255          200          443          390
    Loan expense                                                 236          232          430          436
    Advertising/public relations                                 219          275          453          481
    Correspondent Service Charges                                207          264          390          514
    Other noninterest expense                                  1,600        1,947        3,174        3,768
                                                        ----------------------------------------------------
    Total                                                    $26,345      $27,089      $51,829      $52,953
                                                        ====================================================

    Average full time equivalent staff                           904          974          922          969

    Noninterest expense to revenues (FTE)                      40.18%       37.36%       38.92%       39.31%


Noninterest expense decreased $744 thousand or 2.7% in the second quarter of 2006 compared to the same period in 2005. Salaries and related benefits decreased $397 thousand or 2.8%, the net result of a $607 thousand decrease in salaries and a $210 thousand increase in incentive and other benefit plans. The decrease in regular salaries was attributable to the effect of a smaller workforce through attrition and payment made in 2005 to non-continuing REBC employees, partially offset by annual merit increases to continuing staff. Other noninterest expense declined $348 thousand or 17.9% mostly due to lower cost of corporate insurance, declines in travel expense and other operating expenses. Professional fees rose $229 thousand or 37.9% mostly due to a $277 thousand increase in legal fees.

In the first six months of 2006, noninterest expense declined $1.1 million or 2.1% compared with the corresponding period of 2005. Salaries and related benefits declined $1.0 million or 3.7% mostly due to a $820 thousand decrease in regular salary as a result of fewer employees, partially offset by annual merit increases, and a decline in the cost of benefit programs. Other noninterest expense decreased $594 thousand or 15.8% primarily due to a $353 thousand decrease in corporate insurance costs, and declines in travel expense and other operating expenses. The $183 thousand or 16.9% decline in telephone expense was largely attributable to savings from changing providers. Correspondent service charges and stationery and supplies expense decreased $124 thousand or 24.1% and $110 thousand or 16.9%, respectively. The $559 thousand or 37.3% increase in amortization of identifiable intangibles resulted from the REBC acquisition. Occupancy expense rose $318 thousand, or 5.1%, also due to the REBC acquisition.

Provision for Income Tax

During the second quarter of 2006, the Company recorded income tax expense
(FTE) of $14.6 million, $2.8 million or 16.2% lower than the second quarter of 2005. The current quarter provision represents an effective tax rate of 37.3%, compared to 38.3% for the second quarter of 2005. On a year-to-date basis, the income tax provision (FTE) was $30.4 million for 2006 compared with $31.1 million for 2005. The effective tax rate of 37.6% for the first half of 2006 is lower than the 37.9% for the same period of 2005. The lower tax rates in 2006 are due to tax credits and other benefits realized from additional investments in low income housing projects, a higher proportion of tax-exempt income from municipal bonds and loans, tax refunds and other tax items.

Classified Assets

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified" category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Other real estate owned is recorded at the lower of cost or market value less estimated disposition costs.

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                               At June 30,             At
                                                        --------------------------December 31,
                                                            2006         2005         2005
                                                        ---------------------------------------
    Classified loans                                         $25,682      $37,615      $29,997
    Other real estate owned                                      656           40            0
                                                        ---------------------------------------
    Classified loans and other real estate owned             $26,338      $37,655      $29,997
                                                        =======================================
    Allowance for loan losses /
     classified loans                                            217%         159%         186%


Classified loans at June 30, 2006, decreased $11.9 million or 31.7% from a year ago mainly due to 14 loan payoffs totaling $22.1 million, a transfer to other real estate owned and upgrades, partially offset by nine loan downgrades totaling $9.1 million. Classified loans at June 30, 2006, declined $4.3 million or 14.4% from December 31, 2005 mostly due to seven loan payoffs totaling $16.3 million, a transfer to other real estate owned and upgrades, partially offset by eight loan downgrades totaling $7.9 million.

Other real estate owned increased $616 thousand from a year ago and rose $656 thousand from December 31, 2005 because collateral for one commercial real estate loan was foreclosed in the second quarter of 2006.

Nonperforming Loans and Other Real Estate Owned

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

The following is a summary of nonperforming loans and other real estate owned on the dates indicated (dollars in thousands):



                                                                At June 30,            At
                                                        --------------------------December 31,
                                                            2006         2005         2005
                                                        ---------------------------------------
    Performing nonaccrual loans                               $3,899       $6,072       $4,256
    Nonperforming nonaccrual loans                             1,613        1,560        2,068
                                                        ---------------------------------------
       Total nonaccrual loans                                  5,512        7,632        6,324

    Loans 90 days past due and
      still accruing                                             114           84          162
                                                        ---------------------------------------
      Total nonperforming loans                                5,626        7,716        6,486

    Other real estate owned                                      656           40            0
                                                        ---------------------------------------
      Total                                                   $6,282       $7,756       $6,486
                                                        =======================================

    As a percentage of total loans                              0.24%        0.29%        0.24%


Performing nonaccrual loans at June 30, 2006 decreased $2.2 million or 35.8% and $357 thousand or 8.4% from a year ago and December 31, 2005, respectively, as a result of loans being returned to accrual status, payoffs, loans being placed on nonperforming nonaccrual, chargeoffs and new loans being placed on nonaccrual.

Nonperforming nonaccrual loans at June 30, 2006 increased $53 thousand or 3.4% from a year ago and declined $455 thousand or 22.0% from December 31, 2005. The change was the net result of loans being returned to accrual status or being charged off or paid off, and others being added to nonperforming nonaccrual.

Changes in other real estate owned are discussed above under "Classified
Assets".

The Company had no restructured loans as of June 30, 2006, June 30, 2005 and December 31, 2005.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and six month periods ended June 30, 2006, if all such loans had performed in accordance with their original terms, was $143 thousand and $262 thousand, respectively, compared to $150 thousand and $274 thousand, respectively, for the second quarter and the first half of 2005.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2006, totaled $93 thousand and $153 thousand, respectively, compared to $120 thousand and $285 thousand, respectively, for the comparable periods in 2005. These cash payments represent annualized yields of 5.78% and 5.01%, respectively, for the second quarter and the first six months of 2006 compared to 6.02% and 7.88%, respectively, for the second quarter and the first half of 2005.

Total cash payments received during the second quarter of 2006 which were applied against the book balance of nonaccrual loans outstanding at June 30, 2006, totaled approximately $15 thousand compared with $77 thousand for the same period in 2005. Cash payments received totaled $47 thousand for the six months ended June 30, 2006 compared with $228 thousand for the corresponding period in 2005.

Management believes the overall credit quality of the loan portfolio continues to be sound; however, nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions or factors particular to the borrower. No assurance can be given that additional increases in nonperforming loans and other real estate owned will not occur in the future.

Allowance for Credit Losses

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to external competitive factors. Management considers the $59.4 million allowance for credit losses to be adequate as a reserve against losses as of June 30, 2006.

The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated (dollars in thousands):


                                                             Three months ended       Six months ended
                                                                  June 30,                June 30,
                                                        ----------------------------------------------------
                                                            2006         2005         2006         2005

    Balance, beginning of period                             $59,456      $59,859      $59,536      $54,152

    Credit loss provision                                        150          300          300          600

    Allowance acquired through merger                              0            0            0        5,213
    Loans charged off                                           (645)        (754)      (1,763)      (1,353)
    Recoveries of previously
       charged off loans                                         411          457        1,299        1,250
                                                        ----------------------------------------------------
      Net credit losses                                         (234)        (297)        (464)        (103)
                                                        ----------------------------------------------------
    Balance, end of period                                   $59,372      $59,862      $59,372      $59,862
                                                        ====================================================
    Components:
    Allowance for loan losses                                $55,684      $59,862      $55,684      $59,862
    Reserve for unfunded credit commitments (1)                3,688         --          3,688         --
                                                        ----------------------------------------------------
    Allowance for credit losses                              $59,372      $59,862      $59,372      $59,862
                                                        ====================================================
    Allowance for loan losses /
     loans outstanding                                          2.16%        2.23%

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

Rising short-term interest rates are slowing growth of lower-costing deposit products, placing more reliance on higher-cost certificates of deposit and wholesale funding. Competitive loan pricing and loosened underwriting standards in the banking industry are limiting the opportunity to originate commercial loans which will remain profitable throughout the duration of the loans, in Management's opinion. Current interest rate spreads between loan origination yields and the rates paid on deposits and other funding sources are very narrow. Such interest rate spreads could be pressured in the near-term as funding costs rise while many loan yields are generally fixed in nature. As a result, the Company has not take an aggressive posture relative to current loan growth. The interest rate spread is also very narrow in regard to bond investments. As such, Westamerica has not been making additional investments in bonds. The Company's exposure to interest rate risk has declined during the first six months of 2006. Lower loan volumes, particularly commercial real estate, and a seasoning investment portfolio have reduced the duration of the Company's earning assets, while the duration of its funding has not changed by a meaningful amount. Management continues to monitor the interest rate environment as well as economic conditions and other conditions it deems relevant in managing the Company's exposure to interest rate risk.

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

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, assuming an increase of 50 bp in the federal funds rate and an increase of 15 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 1.5% of the Company's most likely net income plan over the next twelve months. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Liquidity

The Company's principal source of asset liquidity is investment securities available for sale and principal payments from consumer loans. At June 30, 2006, investment securities available for sale totaled $620 million, representing a decrease of $42 million from December 31, 2005. At June 30, 2006, indirect auto loans totaled $409.5 million, which were experiencing stable monthly principal payments of approximately $20 million. In addition, at June 30, 2006, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $22.8 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 2006 and 2005 contributed to substantial operating cash flows of $56.3 million and $47.9 million, respectively. In the first half of 2006, operating activities and retained earnings from prior years provided cash for $47.8 million of Company stock repurchases, $20.3 million in shareholder dividends and $3.3 million for repayment of long term debt. Similarly, in 2005, operating activities and retained earnings from prior years provided cash for $19.3 million in shareholder dividends, $3.3 million for repayment of long term debt and $45.5 million utilized to repurchase common stock.

The Company's investing activities were also a net source of cash in the first six months of 2006. Proceeds from maturing investment securities of $128.7 million were only partially reinvested, for a net increase in cash of $123.7 million. Other investing activities included net loan repayments of $90.7 million. This cash inflow offset a $199 million decrease in customers' deposits and a $28.7 million reduction in short-term borrowings.

In the first six months of 2005, the Company's primary investment was the REBC acquisition. The Company paid cash of $35.2 million and issued 1.6 million shares of its common stock to REBC shareholders in exchange for $435 million loans, $47 million investment securities, $370 million deposits, a merchant card processing business, and other assets and liabilities. In the first six months of 2005, the Company also sold approximately $196 million in securities available for sale to manage its interest rate risk position in light of the REBC acquisition. The Company also divested approximately $34 million in deposits in a branch sale required by regulators in approving the REBC acquisition.

The Company anticipates maintaining its cash levels in 2006 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate during the remainder of 2006, although such demand will be dictated by economic conditions. A highly competitive environment for deposits has developed as short-term interest rates have steadily increased. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposit, have been less stable during the recent period of rising short-term interest rates. The growth of deposit balances is subject to heightened competition and the success of the Company's sales efforts and delivery of superior customer service. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding uncertainty in the general economic environment, competition, possible terrorist attacks and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

Westamerica Bancorporation ("the Parent Company") is a separate entity and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends to its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company repurchases shares of its common stock in the open market pursuant to stock repurchase plans approved by the Board with the intention of lessening the dilutive impact of issuing new shares under stock option plans, returning excess capital to shareholders, and other ongoing requirements. These programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 920 thousand shares and 863 thousand shares in the first half of 2006 and 2005, respectively.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $421.7 million at June 31, 2006, a decrease of $26.2 million or 5.9% from a year ago, and a decrease of $13.3 million or 3.1% from December 31, 2005. These decreases are reflective of the effect of the generation of earnings and stock issuance in connection with employee stock option exercises, offset by common stock repurchases, dividends paid to shareholders and a change in unrealized gain(loss) on securities available for sale. The Company's ratio of equity to total assets rose to 8.59% at June 30, 2006, from 8.47% a year ago and 8.44% on December 31, 2005, because total assets decreased relatively more than shareholders' equity.


The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:


                                       At June 30,           At         Minimum
                              --------------------------December 31,  Regulatory
                                  2006         2005         2005      Requirement
                              ----------------------------------------------------
    Tier I Capital                    9.61%        9.04%        9.08%        4.00%
    Total Capital                    10.93%       10.37%       10.40%        8.00%
    Leverage ratio                    6.26%        5.96%        6.01%        4.00%


The risk-based capital ratios rose at June 30, 2006, compared with June 30 and December 31 of 2005, primarily due to lower risk-adjusted assets.

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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2006 (in thousands, except per share data).


                                                                 (c)          (d)
                                                               Total      Maximum
                                                              Number       Number
                                                           of Shares    of Shares
                                                    (b)    Purchased     that May
                                       (a)      Average   as Part of       Yet Be
                                     Total        Price     Publicly    Purchased
                                 Number of         Paid    Announced    Under the
                                    Shares          per        Plans     Plans or
                       Period    Purchased        Share or Programs*     Programs
                 -----------------------------------------------------------------
                 April 1
                 through
                 April 30              143       $51.12          143          909
                 -----------------------------------------------------------------
                 May 1
                 through
                 May 31                252        50.83          252          657
                 -----------------------------------------------------------------
                 June 1
                 through
                 June 30                96        48.57           96          561
                 -----------------------------------------------------------------
                 Total                 491       $50.48          491          561
                 =================================================================


* Includes 14, 7 and 6 shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the second quarter of 2006 pursuant to a program approved by the Board of Directors on August 25, 2005 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2006. At June 30, 2006, 561,000 shares remain available to purchase under this authorization.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Proxies for the Annual Meeting of shareholders held on April 27, 2006, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 27,094,988 shares of the Common Stock of the Company, out of 31,648,838 shares outstanding on February 27, 2006 the record date, were present, in person or by proxy, at the meeting. There were no "broker non-votes" because the election of directors is considered "routine" under applicable exchange rules and therefore, on this matter, brokers were able to vote shares for which no direction was provided by the beneficial owner. The following matter was submitted to a vote of the shareholders:

1. - Election of directors:

                                                For         Withheld
                                              -------       ---------
                 Etta Allen                  26,561,230      533,759
                 Louis E. Bartolini          26,375,284      719,705
                 E.Joseph Bowler             26,858,668      236,320
                 Arthur C. Latno, Jr.        26,258,382      836,606
                 Patrick D. Lynch            26,484,883      610,106
                 Catherine C. MacMillan      26,536,941      558,047
                 Ronald A. Nelson            26,260,194      834,794
                 Carl R. Otto                26,519,980      575,008
                 David L. Payne              26,651,749      443,239
                 Edward B. Sylvester         26,600,097      494,891

Shareholders were to cast their vote for or to withhold their vote.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                      WESTAMERICA BANCORPORATION
                                      (Registrant)



August 4, 2006                        /s/ John "Robert" Thorson
---------------                       --------------------------
Date                                  John "Robert" Thorson
                                      Senior Vice President
                                      and Chief Financial Officer
                                      (Chief Financial and Accounting Officer)

Exhibit Index

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