Form 10-Q
period 2006-09-30
WESTAMERICA BANCORPORATION
filed 2006-11-06
CIK 311094

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                   Yes [   ]                   No [ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           Title  of  Class         Shares outstanding as of October 31, 2006

            Common Stock,                         30,775,097
            No Par Value

                                        TABLE OF CONTENTS

                                                                                                   Page
                                                                                               -------------
Forward Looking Statements                                                                                2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                                                           3

  Notes to Unaudited Condensed Consolidated Financial Statements                                          8

  Financial Summary                                                                                      13

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                     14

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                    29

  Item 4 - Controls and Procedures                                                                       29

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                             30

  Item 1A - Risk Factors                                                                                 30

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                   30

  Item 3 - Defaults upon Senior Securities                                                               30

  Item 4 - Submission of Matters to a Vote of Security Holders                                           30

  Item 5 - Other Information                                                                             30

  Item 6 - Exhibits                                                                                      31

  Signature                                                                                              32

  Exhibit Index                                                                                          33

  Exhibit 11 - Computation of Earnings Per Share                                                         34

  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
       Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                                  35

  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
       Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                                  36

  Exhibit 32.1 - Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350             37

  Exhibit 32.2 - Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350             38



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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)



                                                             At September 30,          At
                                                        --------------------------December 31,
                                                            2006         2005*        2005*
                                                        ---------------------------------------
Assets:
  Cash and cash equivalents                                 $191,611     $193,220     $209,273
  Money market assets                                            564          540          534
  Investment securities available for sale                   617,736      660,630      662,388
  Investment securities held to maturity,
    with market values of:
      $1,204,811 at September 30, 2006                     1,211,589
      $1,350,109 at September 30, 2005                                  1,358,266
      $1,323,782 at December 31, 2005                                                1,337,216
  Loans, gross                                             2,552,929    2,675,907    2,672,221
  Allowance for loan losses                                  (55,338)     (59,674)     (55,849)
                                                        ---------------------------------------
    Loans, net of allowance for loan losses                2,497,591    2,616,233    2,616,372
  Other real estate owned                                        656            0            0
  Premises and equipment, net                                 30,979       33,640       33,221
  Identifiable intangibles                                    23,098       27,233       26,170
  Goodwill                                                   121,719      124,122      121,907
  Interest receivable and other assets                       149,817      147,589      150,478
                                                        ---------------------------------------
    Total Assets                                          $4,845,360   $5,161,473   $5,157,559
                                                        =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                   $1,298,519   $1,412,470   $1,419,313
    Interest bearing:
      Transaction                                            581,705      635,019      658,667
      Savings                                                926,262    1,094,130    1,022,645
      Time                                                   744,645      732,316      745,476
                                                        ---------------------------------------
    Total deposits                                         3,551,131    3,873,935    3,846,101
  Short-term borrowed funds                                  768,841      764,143      775,173
  Debt financing and notes payable                            36,956       40,318       40,281
  Liability for interest, taxes and
    other expenses                                            61,456       42,671       60,940
                                                        ---------------------------------------
    Total Liabilities                                      4,418,384    4,721,067    4,722,495
                                                        ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
          30,910 at September 30, 2006                       343,869
          32,198 at September 30, 2005                                    342,806
          31,882 at December 31, 2005                                                  343,035
  Deferred compensation                                        2,734        2,423        2,423
  Accumulated other comprehensive income:
     Unrealized gain on securities
          available for sale, net                              1,805        2,762        1,882
  Retained earnings                                           78,568       92,415       87,724
                                                        ---------------------------------------
    Total Shareholders' Equity                               426,976      440,406      435,064
                                                        ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                            $4,845,360   $5,161,473   $5,157,559
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


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)


                                                            Three months ended        Nine months ended
                                                               September 30,             September 30,
                                                            2006         2005*         2006         2005*
                                                        ----------------------------------------------------
Interest Income:
  Loans                                                      $41,292      $40,008     $123,558     $114,882
  Money market assets and funds sold                               1            1            3            2
  Investment securities available for sale
    Taxable                                                    4,099        4,427       12,730       15,305
    Tax-exempt                                                 3,128        3,278        9,449        9,943
  Investment securities held to maturity
    Taxable                                                    6,973        7,985       22,211       22,538
    Tax-exempt                                                 5,872        6,105       17,759       17,893
                                                        ----------------------------------------------------
    Total interest income                                     61,365       61,804      185,710      180,563
                                                        ----------------------------------------------------
Interest Expense:
  Transaction deposits                                           430          401        1,285        1,004
  Savings deposits                                             1,173          956        2,995        2,790
  Time deposits                                                7,408        4,610       19,985       11,984
  Short-term borrowed funds                                    7,399        5,421       21,766       13,645
  Notes payable                                                  578          640        1,754        1,707
                                                        ----------------------------------------------------
    Total interest expense                                    16,988       12,028       47,785       31,130
                                                        ----------------------------------------------------
Net Interest Income                                           44,377       49,776      137,925      149,433
                                                        ----------------------------------------------------

Provision for credit losses                                       75          150          375          750
                                                        ----------------------------------------------------
Net Interest Income After
  Provision For Credit Losses                                 44,302       49,626      137,550      148,683
                                                        ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                          7,155        7,436       21,424       21,905
  Merchant credit card                                         2,430        2,631        7,208        6,346
  Debit card                                                     883          834        2,587        2,343
  Financial services commissions                                 377          388        1,037        1,007
  Trust fees                                                     298          323          867          905
  Mortgage banking                                                36           62          134          230
  Gains on sales of real property                                  0        2,369            0        3,700
  Securities gains (losses)                                        0            0            0       (4,903)
  Other                                                        2,720        3,397        8,343        8,581
                                                        ----------------------------------------------------
  Total Noninterest Income                                    13,899       17,440       41,600       40,114
                                                        ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                               13,080       14,149       39,897       41,988
  Occupancy                                                    3,321        3,201        9,820        9,383
  Data processing                                              1,503        1,544        4,568        4,632
  Equipment                                                    1,194        1,347        3,775        3,891
  Amortization of intangibles                                  1,016        1,064        3,071        2,561
  Courier service                                                904          989        2,736        2,879
  Professional fees                                              532          497        1,823        1,821
  Other                                                        3,853        4,528       11,542       13,117
                                                        ----------------------------------------------------
  Total Noninterest Expense                                   25,403       27,319       77,232       80,272
                                                        ----------------------------------------------------

Income Before Income Taxes                                    32,798       39,747      101,918      108,525
                                                        ----------------------------------------------------
  Provision for income taxes                                   8,561       10,862       27,069       29,609
                                                        ----------------------------------------------------
Net Income                                                   $24,237      $28,885      $74,849      $78,916
                                                        ====================================================
Comprehensive Income:
  Unrealized gain (loss) on securities
    available for sale, net                                    6,576       (5,423)         (77)      (9,720)
  Securities losses/impairment losses
    included in net income                                         0            0            0        2,844
                                                        ----------------------------------------------------
Comprehensive Income                                         $30,813      $23,462      $74,772      $72,040
                                                        ====================================================

Average Shares Outstanding                                    31,070       32,352       31,372       32,379
Diluted Average Shares Outstanding                            31,558       32,972       31,919       33,007

Per Share Data:
  Basic Earnings                                               $0.78        $0.89        $2.39        $2.44
  Diluted Earnings                                              0.77         0.88         2.34         2.39
  Dividends Paid                                                0.32         0.30         0.96         0.90

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004),
"Share-Based Payment." See Note 4.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)


                                                                                   Accumulated
                                                                                     Compre-
                                                           Common      Deferred      hensive     Retained
                                              Shares        Stock    Compensation    Income      Earnings       Total
                                           ------------------------------------------------------------------------------
Balance, December 31, 2004*                      31,640     $255,205       $2,146       $9,638      $99,672     $366,661
  Net income for the period                                                                          78,916       78,916
  Stock issued and stock options
    assumed for acquisition of
    Redwood Empire Bancorp                        1,639       89,538                                              89,538
  Other stock issued                                198        6,116                                               6,116
  Stock option tax benefits*                                   1,332                                               1,332
  Restricted stock activity                          21          797          277                                  1,074
  Stock based compensation*                                    1,583                                               1,583
  Purchase and retirement of stock               (1,300)     (11,765)                               (57,148)     (68,913)
  Dividends                                                                                         (29,025)     (29,025)
  Unrealized loss on securities
    available for sale, net                                                             (6,876)                   (6,876)
                                           ------------------------------------------------------------------------------
Balance, September 30, 2005*                     32,198     $342,806       $2,423       $2,762      $92,415     $440,406
                                           ==============================================================================

Balance, December 31, 2005*                      31,882     $343,035       $2,423       $1,882      $87,724     $435,064
  Net income for the period                                                                          74,849       74,849
  Stock issued                                      364       11,463                                              11,463
  Stock option tax benefits                                    1,628                                               1,628
  Restricted stock activity                          20          727          311                                  1,038
  Stock based compensation                                     1,919                                               1,919
  Purchase and retirement of stock               (1,356)     (14,903)                               (53,809)     (68,712)
  Dividends                                                                                         (30,196)     (30,196)
  Unrealized loss on securities
    available for sale, net                                                                (77)                      (77)
                                           ------------------------------------------------------------------------------
Balance, September 30, 2006                      30,910     $343,869       $2,734       $1,805      $78,568     $426,976
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


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                     For the nine months
                                                                                     ended September 30,
                                                                                      2006         2005*
                                                                                  --------------------------
Operating Activities:
  Net income                                                                           $74,849      $78,916
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of fixed assets                                                         2,923        3,104
    Amortization of intangibles                                                          4,782        4,048
    Provision for credit losses                                                            375          750
    Amortization of loan fees, net of cost                                                (225)        (156)
    Increase in interest income receivable                                                (319)      (1,946)
    Increase in other assets                                                            (1,339)      (5,524)
    Stock option compensation expense                                                    1,919        1,583
    Excess tax benefits from stock-based compensation                                   (1,628)        (359)
    Decrease in income taxes payable                                                    (3,691)         (24)
    Increase in interest expense payable                                                 1,712        1,495
    Increase (decrease) in other liabilities                                             6,233       (9,182)
    Loss on sales of investment securities                                                   0        4,903
    Gain on sales of real estate                                                             0       (3,700)
    Net loss on writedown of equipment                                                     187            9
    Originations of loans for resale                                                      (620)        (425)
    Proceeds from sale of loans originated for resale                                      626          428
    Net gain on sale of property acquired
     in satisfaction of debt                                                                 0          (24)
                                                                                  --------------------------
Net Cash Provided by Operating Activities                                               85,784       73,896
                                                                                  --------------------------
Investing Activities:
  Net cash used in mergers and acquisitions                                                  0      (35,210)
  Net repayments of loans                                                              117,968       63,643
  Purchases of investment securities available for sale                                 (7,716)           0
  Proceeds from maturity of securities available for sale                               52,019       89,007
  Proceeds from sale of securities available for sale                                        0      196,109
  Purchases of investment securities held to maturity                                        0     (213,191)
  Proceeds from maturity of securities held to maturity                                125,628      125,385
  Purchases of FRB/FHLB** securities                                                      (103)      (4,382)
  Proceeds from sale of FRB/FHLB securities                                                209        1,513
  Purchases of property, plant and equipment                                              (869)      (1,020)
  Proceeds from sale of property and equipment                                               0            0
  Proceeds from sale of real estate                                                          0        4,533
  Proceeds from property acquired in satisfaction of debt                                    0           64
                                                                                  --------------------------
Net Cash Provided by Investing Activities                                              287,136      226,451
                                                                                  --------------------------
Financing Activities:
  Net decrease in deposits                                                            (294,970)     (79,664)
  Net decrease in short-term borrowings                                                 (6,332)     (58,678)
  Repayments of notes payable                                                           (3,325)      (3,301)
  Exercise of stock options/issuance of shares                                          11,325        5,942
  Tax benefit from stock-based compensation                                              1,628          359
  Repurchases/retirement of stock                                                      (68,712)     (68,913)
  Dividends paid                                                                       (30,196)     (29,025)
                                                                                  --------------------------
Net Cash Used In Financing Activities                                                 (390,582)    (233,280)
                                                                                  --------------------------

Net (Decrease) Increase In Cash and Cash Equivalents                                   (17,662)      67,067
                                                                                  --------------------------

Cash and Cash Equivalents at Beginning of Period                                       209,273      126,153
                                                                                  --------------------------

Cash and Cash Equivalents at End of Period                                            $191,611     $193,220
                                                                                  ==========================



Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate/repossessed collateral                           $656          $40
  Unrealized gain (loss) on securities available for sale                                 ($77)     ($6,876)

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                                          49,497       33,234
  Income tax payments for the period                                                    29,226       30,427

The acquisition of Redwood Empire Bancorp involved
  the following:
  Cash issued                                                                             --         57,128
  Common stock issued                                                                     --         89,538
  Liabilities assumed                                                                     --        504,901
  Fair value of assets acquired, other than cash and cash equivalents                     --       (495,596)
  Core deposit intangible                                                                 --        (16,600)
  Customer based intangible - merchant draft processing                                   --        (10,300)
  Goodwill                                                                                --       (107,153)
  Net cash and cash equivalent received                                                   --         21,918


See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt Financial Accounting Standard 123 (revised 2004),
"Share-Based Payment." See Note 4.
** Federal Reserve Bank/Federal Home Loan Bank ("FRB/FHLB")


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statement No. 133 and 140". SFAS 155 clarifies existing and establishes new accounting for certain hybrid financial instruments. The Company is currently evaluating the impact of SFAS 155 on its accounting practices. SFAS 155 is effective for all financial instruments acquired or issued by the Company after December 31, 2006.

On March 17, 2006, the Financial Accounting Standards Board issued FASB Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets an amendment of FASB No. 140". This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). The new Standard addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. The standard requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or the fair value method for subsequent measurement. The Company currently has approximately $100 thousand in mortgage servicing rights which are currently amortized over the period of estimated mortgage income. This method is consistent with the SFAS 140 requirements. The Company does not currently hedge its mortgage servicing rights as the risks to earnings from fluctuating values is not significant. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company will be adopting this new Standard beginning January 1, 2007.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No.48 (FIN 48), "Accounting Uncertainty in Income Taxes". This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: a) An increase in a liability for income taxes payable (or a reduction of an income tax refund receivable) or b) A reduction in a deferred tax asset or an increase in a deferred tax liability
c) Both (a) and (b). FIN 48 is effective fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this new standard to have a material impact on its results of operations.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("FAS 158"). FAS 158 requires the recognition of the funded status of the Company's benefit plans as a net liability or asset, which requires an offsetting adjustment to accumulated other comprehensive income in shareholders' equity. FAS 158 further requires the Company to measure its benefit obligations as of the balance sheet date. The Company must adopt the recognition and disclosure provisions of FAS 158 effective December 31, 2006 and the measurement provisions of FAS 158 effective December 31, 2008. The Company does not sponsor a defined benefit plan, but does maintain a post-retirement medical benefit plan. At December 31, 2005, the accumulated post-retirement benefit obligation exceeded plan assets by $4.3 million, of which $3.6 million was recognized as a liability on the Company's balance sheet. The remaining $700 thousand obligation represented the unrecognized transition obligation, which is being amortized to earnings in an amount of $61 thousand annually. Therefore, in applying the recognition and disclosure provisions of FAS 158 on a prospective basis at December 31, 2006, the Company anticipates recognizing a reduction in accumulated other comprehensive income in the net of tax amount of approximately $400 thousand.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). The Company is assessing the provisions of SAB 108 and, if necessary, will be adopting SAB 108 effective January 1, 2006.

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2006. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the third quarter of 2006, no such adjustments were recorded.

In connection with the acquisition of Redwood Empire Bancorp ("REBC") in the first quarter of 2005, the Company recorded goodwill and identifiable intangibles of $109 million and $27 million, respectively, in accordance with the purchase method of accounting. The following table summarizes the Company's goodwill and identifiable intangible assets, as of January 1 and September 30 for 2006 and 2005 (dollars in thousands). In the first quarter of 2006 goodwill relating to the REBC acquisition was reduced by $193 related to stock options issued in connection with the acquisition and increased $5 related to accrued expenses. In the second quarter of 2005 goodwill relating to the REBC acquisition was reduced by $3,381, which represents the premium received on the required divestiture of a former REBC branch office in Lake County and an adjustment related to stock options issued in connection with the acquisition.

                                                At                                     At
                                            January 1,                            September 30,
                                               2006       Additions   Reductions      2006
                                           ----------------------------------------------------
Goodwill                                       $125,879           $5        ($193)    $125,691
Accumulated Amortization                         (3,972)           0            0       (3,972)
                                           ----------------------------------------------------
Net                                            $121,907           $5        ($193)    $121,719
                                           ====================================================

Core Deposit Intangibles                        $24,383           $0           $0      $24,383
Accumulated Amortization                         (6,972)           0       (1,714)      (8,686)
Merchant Draft Processing Intangible             10,300            0            0       10,300
Accumulated Amortization                         (1,541)           0       (1,358)      (2,899)
                                           ----------------------------------------------------
Net                                             $26,170           $0      ($3,072)     $23,098
                                           ====================================================

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
                                           ====================================================


At September 30, 2006, the estimated aggregate amortization of core deposit intangibles, in thousands of dollars, for the remainder of 2006 and annually through 2011 is $566, $2,153, $2,021, $1,859, $1,636, and $1,386,
respectively. The weighted average amortization period for core deposit intangibles is 11.88 years.

At September 30, 2006, the estimated aggregate amortization of merchant draft processing intangible, in thousands of dollars, for the remainder of 2006 and annually through 2011 is $450, $1,500, $1,200, $962, $774, and $624, respectively. The weighted average amortization period for merchant draft processing intangibles is 11.42 years.

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

The following table summarizes information about stock options granted under the Plans as of September 30, 2006. The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of the shares. The market value as of September 30, 2006 was $50.51 as reported by the NASDAQ Global Market:


    ---------------------------------------------------------------------------------------------------------------------
                                   Options Outstanding                                 Options Exercisable
    ---------------------------------------------------------------------------------------------------------------------
    Range of     Shares       Aggregate    Weighted     Weighted     Shares       Aggregate    Weighted     Weighted
    Exercise     (in          Intrinsic    Average      Average      (in          Intrinsic    Average      Average
    Price        thousands)   Value        Remaining    Exercise     thousands)   Value        Remaining    Exercise
                              (in          Contractual  Price                     (in          Contractual  Price
                              thousands)   Life                                   thousands)   Life
                                           (years)                                             (years)
    ---------------------------------------------------------------------------------------------------------------------
    $10 - 15               11         $411          1.9       $13.09           11         $411          1.9       $13.09
     15 - 19                1           25          1.9        16.76            1           25          1.9        16.76
     19 - 20                8          237          0.6        19.25            8          237          0.6        19.25
     20 - 25              401       10,631          3.6        24.00          401       10,631          3.6        24.00
     32 - 33              219        3,884          1.6        32.79          219        3,884          1.6        32.79
     33 - 35              249        3,977          2.6        34.56          249        3,977          2.6        34.56
     35 - 40              648        7,451          5.1        39.02          648        7,451          5.1        39.02
     40 - 45              432        4,218          6.6        40.75          432        4,218          6.6        40.75
     45 - 50              449          405          7.6        49.61          298          268          7.6        49.61
     50 - 55              720            0          8.9        52.55          158            0          8.5        52.54
    ---------------------------------------------------------------------------------------------------------------------
    $10 - 55            3,138      $31,239          5.9        41.02        2,425      $31,102          5.0        37.82
    =====================================================================================================================


The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the nine months ended September 30, 2006 and 2005, the Company granted 258 thousand and 560 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:


                                      For the
                                  Nine months ended
                                    September 30,
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

The impact of adopting SFAS 123(R) for the three months and nine months ended September 30, 2006 and 2005 and at September 30, 2006 and 2005 is summarized in the following tables (in thousands, except per share data):


                                                 For the three months ended September 30,
                                           ----------------------------------------------------
                                                      2006                      2005
                                           ----------------------------------------------------
                                             Intrinsic      Fair       Intrinsic      Fair
                                               Value        Value        Value        Value
                                              Method       Method       Method       Method
                                           ----------------------------------------------------
Income before income taxes                      $33,443      $32,798      $40,275      $39,747
Net income                                       24,614       24,237       29,194       28,885
Net earnings per share - basic                    $0.79        $0.78        $0.90        $0.89
Net earnings per share - diluted share             0.78         0.77         0.89         0.88
Cash flow provided by operations                $30,486      $29,475      $26,204      $25,986
Cash flow used in financing activities         (100,866)    ($99,855)     (54,833)     (54,615)

                                                  For the nine months ended September 30,
                                           ----------------------------------------------------
                                                      2006                      2005
                                           ----------------------------------------------------
                                             Intrinsic      Fair       Intrinsic      Fair
                                               Value        Value        Value        Value
                                              Method       Method       Method       Method
                                           ----------------------------------------------------
Income before income taxes                     $103,837     $101,918     $110,108     $108,525
Net income                                       75,972       74,849       79,842       78,916
Net earnings per share - basic                    $2.42        $2.39        $2.47        $2.44
Net earnings per share - diluted share             2.38         2.34         2.42         2.39
Cash flow provided by operations                $87,412      $85,784      $74,254      $73,896
Cash flow used in financing activities         (392,210)    (390,582)    (233,639)    (233,280)


A summary of option activity during the nine months ended September 30, 2006 is presented below:


                                           Shares       Weighted     Weighted
                                           (In          Average      Average
                                           Thousands)   Exercise     Remaining
                                                        Price        Contractual
                                                                     Term
                                           ---------------------------------------
Outstanding at January 1, 2006                    3,269       $39.13
Granted                                             258        52.56
Exercised                                          (362)       31.32
Forfeited or expired                                (27)       52.13
                                           -------------
Outstanding at September 30, 2006                 3,138        41.02  5.9
                                           =============
Exercisable at September 30, 2006                 2,425        37.82  5.0 years
                                           =============


A summary of the Company's nonvested option activity during the nine months ended September 30, 2006 is presented below.


                                           Shares       Weighted
                                           (In          Average
                                           Thousands)   Grant
                                                        Date
                                                        Fair Value
                                           --------------------------
Nonvested at January 1, 2006                        968
Granted                                             258
Vested                                             (487)
Forfeited                                           (26)
                                           -------------
Nonvested at September 30, 2006                     713        $6.65
                                           =============


The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company's stock option plan during the nine months ended September 30, 2006 and 2005 was $6.54 and $6.61 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of September 30, 2006 is $3.3 million and the weighted average period over which the cost is expected to be recognized is 1.7 years.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $6.9 million and $4.2 million, respectively. The total fair value of RPSs that vested during the nine months ended September 30, 2006 and 2005 was $1.0 million and $905 thousand, respectively. The actual tax benefit realized for the tax deductions from the exercise of options totaled $1.6 million and $359 thousand, respectively, for the nine months ended September, 2006 and 2005.

A summary of the status of the Company's restricted performance shares as of September 30, 2006 and 2005 and changes during the nine months ended on those dates, follows (in thousands):


                                                  2006         2005
                                           --------------------------
Outstanding at January 1,                            44           58
Granted                                              15           21
Exercised                                           (20)         (21)
Forfeited                                             0           (8)
                                           --------------------------
Outstanding at September 30,                         39           50
                                           ==========================


As of September 30, 2006 and 2005, the restricted performance shares had a weighted-average contractual life of 1.53 and 1.47 years, respectively. The compensation cost that was charged against income for the Company's restricted performance shares granted was $507 thousand and $900 thousand for the nine month ended September 30, 2006 and 2005, respectively. There were no stock appreciation rights or incentive stock options granted in the nine months ended September, 2006 and 2005.

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


                                                         For the nine months ended
                                                             September 30,
                                                        --------------------------
                                                              2006         2005
                                                        --------------------------
                                                        (In thousands)(In thousands)
Service cost                                                    $141         $209
Interest cost                                                    159          158
Amortization of unrecognized
  transition obligation                                           45           46
                                                        --------------------------
Net periodic cost                                               $345         $413
                                                        ==========================

The Company does not fund its post-retirement benefit plan.


WESTAMERICA BANCORPORATION
Financial Summary
(In thousands, except per share data)


                                              Three months ended         Nine months ended
                                                 September 30,             September 30,
                                           ----------------------------------------------------
                                               2006         2005*        2006         2005*
                                           ----------------------------------------------------
Net Interest Income (FTE)***                    $50,198      $55,993     $155,675     $168,036
Provision for Credit Losses                         (75)        (150)        (375)        (750)
Noninterest Income:
  Gains on sales of real property                     0        2,369            0        3,700
  Securities gains (losses)                           0            0            0       (4,903)
  Deposit service charges and other              13,899       15,071       41,600       41,317
                                           ----------------------------------------------------
Total noninterest income                         13,899       17,440       41,600       40,114
Noninterest Expense                             (25,403)     (27,319)     (77,232)     (80,272)
Provision for income taxes (FTE)***             (14,382)     (17,079)     (44,819)     (48,212)
                                           ----------------------------------------------------
Net Income                                      $24,237      $28,885      $74,849      $78,916
                                           ====================================================

Average Shares Outstanding                       31,070       32,352       31,372       32,379
Diluted Average Shares Outstanding               31,558       32,972       31,919       33,007
Shares Outstanding at Period End                 30,910       32,198       30,910       32,198

As Reported:
  Basic Earnings Per Share                        $0.78        $0.89        $2.39        $2.44
  Diluted Earnings Per Share                      $0.77        $0.88        $2.34        $2.39
  Return On Assets                                 1.98%        2.23%        2.02%        2.09%
  Return On Equity                                22.75%       27.01%       23.59%       25.76%
  Net Interest Margin (FTE)***                     4.54%        4.76%        4.61%        4.84%
  Net Loan Losses to Average Loans                 0.07%        0.05%        0.05%        0.02%
  Efficiency Ratio**                               39.6%        37.2%        39.1%        38.6%

Average Balances:
  Total Assets                               $4,846,286   $5,141,666   $4,949,661   $5,058,776
  Earning Assets                              4,419,609    4,695,342    4,513,838    4,644,636
  Total Gross Loans                           2,555,472    2,643,270    2,586,547    2,562,880
  Total Deposits                              3,602,565    3,872,414    3,679,677    3,831,947
  Shareholders' Equity                          422,735      424,277      424,189      409,567

Balances at Period End:
  Total Assets                               $4,845,360   $5,161,473
  Earning Assets                              4,382,818    4,709,647
  Total Gross Loans                           2,552,929    2,675,907
  Total Deposits                              3,551,131    3,873,935
  Shareholders' Equity                          426,976      440,406

Financial Ratios at Period End:
  Allowance for Loan Losses to Loans               2.18%        2.23%
  Book Value Per Share                           $13.81       $13.68
  Equity to Assets                                 8.81%        8.53%
  Total Capital to Risk Adjusted Assets           11.02%       10.41%

Dividends Paid Per Share                          $0.32        $0.30        $0.96        $0.90
Dividend Payout Ratio                                42%          34%          41%          38%


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported third quarter 2006 net income of $24.2 million or $0.77 diluted earnings per share. These results compare to net income of $28.9 million or $0.88 diluted earnings per share for the same period of 2005. The third quarter of 2005 noninterest income included a $2.4 million gain on sale of real estate and $588 thousand in tax-exempt insurance proceeds which, on a combined basis, accounted for $0.06 diluted earnings per share.

On a year-to-date basis, the Company reported net income for the nine months ended September 30, 2006 of $74.8 million or diluted earnings per share of $2.34, compared with $78.9 million or $2.39 diluted earnings per share for the same period of 2005. The 2005 year-to-date results included gains on real estate sales, and life insurance proceeds, offset by securities losses, which reduced net income by $100 thousand.

Following is a summary of the components of net income for the periods indicated (in thousands except per share amounts):


                                                           Three months ended        Nine months ended
                                                              September 30,             September 30,
                                                        ----------------------------------------------------
                                                               2006         2005*       2006        2005*
                                                        ----------------------------------------------------
Net interest income (FTE)                                    $50,198      $55,993     $155,675     $168,036
Provision for credit losses                                      (75)        (150)        (375)        (750)
Noninterest income:
  Gains on sales of real property                                  0        2,369            0        3,700
  Securities gains (losses)                                        0            0            0       (4,903)
  Deposit service charges and other                           13,899       15,071       41,600       41,317
                                                        ----------------------------------------------------
Total noninterest income                                      13,899       17,440       41,600       40,114
Noninterest expense                                          (25,403)     (27,319)     (77,232)     (80,272)
Provision for income taxes (FTE)                             (14,382)     (17,079)     (44,819)     (48,212)
                                                        ----------------------------------------------------
Net income                                                   $24,237      $28,885      $74,849      $78,916
                                                        ====================================================

Average diluted shares                                        31,558       32,972       31,919       33,007

Diluted earnings per share                                     $0.77        $0.88        $2.34        $2.39

Average total assets                                      $4,846,286   $5,141,666   $4,949,661   $5,058,776

Net income (annualized) to average total assets                 1.98%        2.23%        2.02%        2.09%

* Adjusted to adopt SFAS 123(R)


Net income for the third quarter of 2006 was $4.6 million or 16.1% less than the same quarter of 2005, primarily attributable to lower net interest income
(FTE) and noninterest income, partially offset by decreases in provision for credit losses, noninterest expense and income tax provision (FTE). The decrease in net interest income (FTE) (down $5.8 million or 10.3%) was the net result of lower average interest-earning assets and higher funding costs, partially offset by higher yields on earning assets. The credit loss provision decreased $75 thousand or 50.0% from a year ago, reflecting Management's assessment of credit risk for the loan portfolio. Noninterest income decreased $3.5 million or 20.3% mainly because the 2005 period included a $2.4 million gain on sale of real estate and $588 thousand in life insurance proceeds. Noninterest expense decreased $1.9 million or 7.0% largely due to lower personnel costs. The provision for income taxes (FTE) decreased $2.7 million or 15.8% primarily due to lower profitability, higher tax credits and refunds, and other tax preference items.

Comparing the first nine months of 2006 to the prior year, net income decreased $4.1 million or 5.2%, due to lower net interest income (FTE), partially offset by higher noninterest income and decreases in noninterest expense, credit loss provision and tax provision. The lower net interest income (FTE) was mainly caused by rates on interest-bearing liabilities rising faster than yields on earning assets and lower average earning assets, partially offset by the effect of lower interest-bearing liabilities. The credit loss provision decreased $375 thousand to reflect Management's assessment of credit risk. Noninterest income increased $1.5 million or 3.7%. Noninterest expense declined $3.0 million or 3.8%. The income tax provision
(FTE) decreased $3.4 million or 7.0% primarily due to lower earnings, higher tax credits and refunds, and other tax preference items.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (in thousands):


                                              Three months ended       Nine months ended
                                                 September 30,            September 30,
                                           ----------------------------------------------------
                                                 2006         2005         2006         2005
                                           ----------------------------------------------------

Interest and fee income                         $61,365      $61,804     $185,710     $180,563
Interest expense                                (16,988)     (12,028)     (47,785)     (31,130)
FTE adjustment                                    5,821        6,217       17,750       18,603
                                           ----------------------------------------------------
  Net interest income (FTE)                     $50,198      $55,993     $155,675     $168,036
                                           ====================================================

Average earning assets                       $4,419,609   $4,695,342   $4,513,838   $4,644,636

Net interest margin (FTE)                          4.54%        4.76%        4.61%        4.84%


The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) decreased during the third quarter of 2006 by $5.8 million or 10.3% from the same period in 2005 to $50.2 million, mainly due to lower average earning assets (down $276 million) and higher rates paid on interest-bearing liabilities (up 75 basis points "bp"), partially offset by higher yields on earning assets excluding loan fees (up 26 bp) and a lower volume of interest-bearing liabilities (down $221 million).

Comparing the first nine months of 2006 with the same period of 2005, net interest income (FTE) decreased $12.4 million or 7.4%, primarily due to lower average earning assets and higher rates paid on interest-bearing liabilities, partially offset by higher yields on earning assets excluding loan fees.


Interest and Fee Income

Interest and fee income (FTE) for the third quarter of 2006 decreased $835 thousand or 1.2% from the same period in 2005. The decrease was caused primarily by lower average earning assets (down $276 million), partially offset by higher yields on average earning assets excluding loan fees (up 26 bp).

The average earning asset decrease of $276 million in the third quarter of 2006 compared to the same period in 2005 was substantially attributable to a $188 million decline in the investment portfolio: mortgage backed securities and collateralized mortgage obligations (down $124 million), U.S. government sponsored entity obligations (down $32 million) and municipal securities (down $30 million).

Average total loans were lower by $88 million in the third quarter of 2006 compared with the same period in 2005 due to decreases in average balances of commercial loans (down $55 million), commercial real estate loans (down $23 million) and direct consumer loans (down $18 million).

The average yield on the Company's earning assets, excluding loan fee income, increased from 5.75% in the third quarter of 2005 to 6.01% in the same period in 2006 (up 26 bp). The composite yield on loans, excluding loan fees, rose 35 bp to 6.54% due to increases in rates charged on commercial loans (up 84 bp), construction loans (up 242 bp), indirect consumer loans (up 35 bp) and consumer credit lines (up 184 bp).

The investment portfolio yield increased 9 bp to 5.28%, mainly caused by increases in the yield on US. Government sponsored entity obligations (up 26 bp) and mortgage backed securities and collateralized mortgage obligations (up 9 bp), partially offset by a 13 bp decline in municipal securities. The decline in the yield on municipal securities was attributable to yields on maturities, calls and serial payments exceeding yields on securities purchased.

Comparing the first nine months of 2006 with the corresponding period a year ago, interest and fee income (FTE) was up $4.3 million or 2.2%. The increase largely resulted from higher yields on earning assets, partially offset by a lower volume of those assets.

Average earning assets decreased $131 million or 2.8% for the first nine months of 2006 compared with the same period of 2005. The loan portfolio grew $24 million due to increases in average balances of residential real estate loans (up $41 million), commercial real estate loans (up $16 million) and construction loans (up $9 million), partially offset by decreases in average balances of commercial loans (down $27 million) and consumer credit lines (down $11 million). Investments declined $154 million due to decreases in average balances of mortgage backed securities and collateralized mortgage obligations (down $68 million), U.S. government sponsored entity obligations (down $66 million), municipal securities (down $15 million) and preferred stock & corporate securities (down $6 million).

The average yield on earning assets excluding loan fees for the first three quarters of 2006 was 5.97% compared with 5.69% in the corresponding period of 2005. The loan portfolio yield excluding loan fees for the first nine months of 2006 compared with the same period of 2005 was higher by 36 bp, due to increases in rates charged on commercial loans (up 86 bp), construction loans (up 184 bp), consumer credit lines (up 175 bp), indirect consumer loans (up 26 bp), residential real estate loans (up 16 bp) and commercial real estate loans (up 6 bp).

The investment portfolio yield rose by 12 bp. The increase resulted from higher yields on U.S. government sponsored entity obligations (up 25 bp) and mortgage backed securities and collateralized mortgage obligations (up 18 bp), partially offset by lower yields on preferred stock & corporate securities (down 16 bp) and municipal securities (down 11 bp).

Interest Expense

Interest expense in the third quarter of 2006 increased $5.0 million compared with the same period in 2005. The increase was attributable to higher rates paid on the interest-bearing liabilities, partially offset by lower average interest-bearing liabilities.

The average rate paid on interest-bearing liabilities increased from 1.45% in the third quarter of 2005 to 2.20% in the same quarter of 2006. Rates paid on most liabilities moved with general market conditions. The average rate on federal funds purchased rose 180 bp. Rates on deposits increased as well, including those on CDs over $100 thousand, which rose 169 bp; on retail CDs, which went up by 84 bp; and on money market savings accounts, which rose 18 bp.

Interest-bearing liabilities declined $221 million or 6.8% for the third quarter of 2006 over the same period of 2005. Decreases in federal funds purchased (down $100 million), retail CDs (down $45 million) and money market savings accounts (down $132 million) were partially offset by increases in CDs over $100 thousand (up $54 million) and other short-term borrowings (up $63 million).

Comparing the first nine months of 2006 to the corresponding period of 2005, interest expense rose $16.7 million mainly due to higher rates paid on interest-bearing liabilities.

Rates paid on liabilities averaged 2.03% during the first nine months of 2006 compared to 1.28% in the corresponding period of 2005. Rates on most interest-bearing liabilities moved up with the general trend in the market. The average rate on federal funds purchased rose 188 bp. Rates on most deposits were also higher: CDs over $100 thousand which rose 166 bp, retail CDs which increased by 63 bp, and money market savings accounts which increased by 9 bp.

Interest-bearing liabilities declined $105 million or 3.2% over the first nine months of 2005 mostly due to lower average balances of federal funds purchased (down $46 million), retail CDs (down $42 million) and money market savings (down $125 million). These decreases were partially offset by increases in average balances of CDs over $100 thousand (up $68 million) and other short term borrowings (up $53 million).

In all periods, the Company has focused its sales efforts on growing the balances of more profitable, noninterest bearing and lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                             Three months ended        Nine months ended
                                                September 30,             September 30,
                                           ----------------------------------------------------
                                                  2006          2005        2006         2005
                                           ----------------------------------------------------
Yield on earning assets                            6.05%        5.77%        6.02%        5.73%
Rate paid on interest-bearing
  liabilities                                      2.20%        1.45%        2.03%        1.28%
                                           ----------------------------------------------------
  Net interest spread                              3.85%        4.32%        3.99%        4.45%

Impact of all other net
  noninterest bearing funds                        0.69%        0.44%        0.62%        0.39%
                                           ----------------------------------------------------
    Net interest margin                            4.54%        4.76%        4.61%        4.84%
                                           ====================================================


During the third quarter of 2006, the net interest margin declined 22 bp compared to the same period in 2005. Rates paid on interest-bearing liabilities climbed faster than yields on earning assets, resulting in a 47 bp decline in net interest spread. The decline in the net interest spread was partially mitigated by the higher value of noninterest bearing funding sources. While the average balance of these sources decreased $88 million or 6.3%, their value increased 25 bp because of the higher market rates of interest at which they could be invested.

The net interest margin in the first nine months of 2006 declined by 23 bp when compared with the corresponding period of 2005. Earning asset yields increased 29 bp and the cost of interest-bearing liabilities rose by 75 bp, resulting in a 46 bp decrease in the interest spread. Noninterest bearing funding sources declined $40 million or 2.9%, their margin contribution increased by 23 bp.

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


                                                             For the three months ended
                                                                  September 30, 2006
                                                        ---------------------------------------
                                                                       Interest       Rates
                                                           Average      Income/      Earned/
                                                           Balance      Expense       Paid
                                                        ---------------------------------------
Assets:
Money market assets and funds sold                              $966           $1         0.41%
Investment securities:
  Available for sale
    Taxable                                                  385,478        4,099         4.25%
    Tax-exempt                                               251,143        4,571         7.28%
  Held to maturity
    Taxable                                                  646,991        6,973         4.31%
    Tax-exempt                                               579,559        8,954         6.18%
Loans:
  Commercial:
    Taxable                                                  343,958        7,487         8.64%
    Tax-exempt                                               238,849        3,889         6.46%
  Commercial real estate                                     913,919       16,396         7.12%
  Real estate construction                                    71,372        1,774         9.86%
  Real estate residential                                    509,252        5,916         4.65%
  Consumer                                                   478,122        7,126         5.91%
                                                        --------------------------
    Total loans                                            2,555,472       42,588         6.54%
                                                        --------------------------
    Total earning assets                                   4,419,609       67,186         6.05%
Other assets                                                 426,677
                                                        -------------
    Total assets                                          $4,846,286
                                                        =============
Liabilities and shareholders' equity
Deposits:
  Noninterest bearing demand                              $1,311,786          $--           --
  Savings and interest-bearing
    transaction                                            1,546,392        1,603         0.41%
  Time less than $100,000                                    234,647        1,722         2.91%
  Time $100,000 or more                                      509,741        5,686         4.43%
                                                        --------------------------
     Total interest-bearing deposits                       2,290,780        9,011         1.56%
Short-term borrowed funds                                    717,524        7,399         4.04%
Debt financing and notes payable                              36,978          578         6.25%
                                                        --------------------------
    Total interest-bearing liabilities                     3,045,282       16,988         2.20%
Other liabilities                                             66,483
Shareholders' equity                                         422,735
                                                        -------------
    Total liabilities and shareholders' equity            $4,846,286
                                                        =============
Net interest spread (1)                                                                   3.85%

Net interest income and interest margin (2)                               $50,198         4.54%
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


                                                              For the three months ended
                                                                   September 30, 2005
                                                        ---------------------------------------
                                                                       Interest       Rates
                                                           Average      Income/      Earned/
                                                           Balance      Expense       Paid
                                                        ---------------------------------------
Assets:
Money market assets and funds sold                              $750           $1         0.53%
Investment securities:
  Available for sale
    Taxable                                                  419,670        4,427         4.22%
    Tax-exempt                                               261,428        4,814         7.37%
  Held to maturity
    Taxable                                                  773,863        7,985         4.13%
    Tax-exempt                                               596,362        9,399         6.30%
Loans:
  Commercial:
    Taxable                                                  387,812        7,019         7.18%
    Tax-exempt                                               249,607        4,092         6.50%
  Commercial real estate                                     937,380       16,819         7.12%
  Real estate construction                                    73,911        1,367         7.34%
  Real estate residential                                    489,649        5,521         4.51%
  Consumer                                                   504,911        6,577         5.17%
                                                        --------------------------
    Total loans                                            2,643,270       41,395         6.22%
                                                        --------------------------
    Total earning assets                                   4,695,343       68,021         5.77%
Other assets                                                 446,323
                                                        -------------
    Total assets                                          $5,141,666
                                                        =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                              $1,400,272          $--           --
  Savings and interest-bearing
    transaction                                            1,736,917        1,357         0.31%
  Time less than $100,000                                    279,932        1,462         2.07%
  Time $100,000 or more                                      455,293        3,148         2.74%
                                                        --------------------------
    Total interest-bearing deposits                        2,472,142        5,967         0.96%
Short-term borrowed funds                                    754,215        5,421         2.81%
Debt financing and notes payable                              40,340          640         6.35%
                                                        --------------------------
     Total interest-bearing liabilities                    3,266,697       12,028         1.45%
Other liabilities                                             50,420
Shareholders' equity                                         424,277
                                                        -------------
    Total liabilities and shareholders' equity            $5,141,666
                                                        =============
Net interest spread (1)                                                                   4.32%

Net interest income and interest margin (2)                               $55,993         4.76%
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


                                                               For the nine months ended
                                                                  September 30, 2006
                                                        ---------------------------------------
                                                                       Interest       Rates
                                                           Average      income/      earned/
                                                           Balance      expense       paid
                                                        ---------------------------------------
Assets:
Money market assets and funds sold                              $878           $3         0.46%
Investment securities:
  Available for sale
    Taxable                                                  398,065       12,730         4.26%
    Tax-exempt                                               252,853       13,974         7.37%
  Held to maturity
    Taxable                                                  691,468       22,211         4.28%
    Tax-exempt                                               584,027       26,980         6.16%
Loans:
  Commercial:
    Taxable                                                  352,747       22,243         8.43%
    Tax-exempt                                               246,450       11,963         6.49%
  Commercial real estate                                     917,044       49,800         7.26%
  Real estate construction                                    75,624        5,136         9.08%
  Real estate residential                                    509,936       17,709         4.58%
  Consumer                                                   484,746       20,711         5.71%
                                                        --------------------------
    Total loans                                            2,586,547      127,562         6.58%
                                                        --------------------------
    Total earning assets                                   4,513,838      203,460         6.02%
Other assets                                                 435,823
                                                        -------------
    Total assets                                          $4,949,661
                                                        =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                              $1,328,071          $--           --
  Savings and interest-bearing
    transaction                                            1,602,949        4,280         0.36%
  Time less than $100,000                                    243,814        4,763         2.61%
  Time $100,000 or more                                      504,843       15,222         4.03%
                                                        --------------------------
    Total interest-bearing deposits                        2,351,606       24,265         1.38%
Short-term borrowed funds                                    740,923       21,766         3.87%
Debt financing and notes payable                              37,372        1,754         6.26%
                                                        --------------------------
     Total interest-bearing liabilities                    3,129,901       47,785         2.03%
Other liabilities                                             67,500
Shareholders' equity                                         424,189
                                                        -------------
    Total liabilities and shareholders' equity            $4,949,661
                                                        =============
Net interest spread (1)                                                                   3.99%

Net interest income and interest margin (2)                              $155,675         4.61%
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


                                                               For the nine months ended
                                                                  September 30, 2005
                                                        ---------------------------------------
                                                                       Interest       Rates
                                                           Average      Income/      Earned/
                                                           Balance      Expense       Paid
                                                        ---------------------------------------
Assets:
Money market assets and funds sold                              $708           $2         0.38%
Investment securities:
  Available for sale
    Taxable                                                  502,581       15,305         4.06%
    Tax-exempt                                               245,665       14,635         7.94%
  Held to maturity
    Taxable                                                  748,789       22,538         4.01%
    Tax-exempt                                               584,012       27,607         6.30%
Loans:
  Commercial
    Taxable                                                  377,313       19,641         6.96%
    Tax-exempt                                               248,877       12,324         6.62%
  Commercial real estate                                     901,373       48,477         7.19%
  Real estate construction                                    66,634        3,623         7.27%
  Real estate residential                                    469,169       15,716         4.42%
  Consumer                                                   499,515       19,298         5.17%
                                                        --------------------------
    Total loans                                            2,562,881      119,079         6.20%
                                                        --------------------------
    Total earning assets                                   4,644,636      199,166         5.73%
Other assets                                                 414,140
                                                        -------------
    Total assets                                          $5,058,776
                                                        =============
Liabilities and shareholders' equity:
Deposits:
  Noninterest bearing demand                              $1,367,580          $--           --
  Savings and interest-bearing
    transaction                                            1,741,720        3,794         0.29%
  Time less than $100,000                                    286,170        4,243         1.98%
  Time $100,000 or more                                      436,477        7,741         2.37%
                                                        --------------------------
    Total interest-bearing deposits                        2,464,367       15,778         0.86%
Short-term borrowed funds                                    734,394       13,645         2.45%
Debt financing and notes payable                              35,866        1,707         6.35%
                                                        --------------------------
     Total interest-bearing liabilities                    3,234,627       31,130         1.28%
Other liabilities                                             47,002
Shareholders' equity                                         409,567
                                                        -------------
    Total liabilities and shareholders' equity            $5,058,776
                                                        =============
Net interest spread (1)                                                                   4.45%

Net interest income and interest margin (2)                              $168,036         4.84%
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


                                                         Three months ended September 30, 2006
                                                              compared with three months
                                                               ended September 30, 2005
                                                        ---------------------------------------
                                                           Volume        Rate         Total
                                                        ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                $0           $0           $0
Investment securities:
  Available for sale
    Taxable                                                     (363)          35         (328)
    Tax-exempt                                                  (188)         (55)        (243)
  Held to maturity
    Taxable                                                   (1,355)         343       (1,012)
    Tax-exempt                                                  (262)        (183)        (445)
Loans:
  Commercial:
    Taxable                                                     (851)       1,319          468
    Tax-exempt                                                  (175)         (28)        (203)
  Commercial real estate                                        (421)          (2)        (423)
  Real estate construction                                       (48)         455          407
  Real estate residential                                        225          170          395
  Consumer                                                      (362)         911          549
                                                        ---------------------------------------
    Total loans                                               (1,632)       2,825        1,193

    Total earning assets                                      (3,800)       2,965         (835)
                                                        ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                 (161)         407          246
  Time less than $100,000                                       (264)         524          260
  Time $100,000 or more                                          414        2,124        2,538
                                                        ---------------------------------------
     Total interest-bearing deposits                             (11)       3,055        3,044
                                                        ---------------------------------------
Short-term borrowed funds                                       (275)       2,253        1,978
Debt financing and notes payable                                 (53)          (9)         (62)
                                                        ---------------------------------------
    Total interest-bearing liabilities                          (339)       5,299        4,960
                                                        ---------------------------------------
Increase (decrease) in Net Interest Income                   ($3,461)     ($2,334)     ($5,795)
                                                        =======================================



                                                          Nine months ended September 30, 2006
                                                                compared with nine months
                                                                 ended September 30, 2005
                                                        ---------------------------------------
                                                           Volume        Rate         Total
                                                        ---------------------------------------
Interest and fee income:
Money market assets and funds sold                                $1           $0           $1
Investment securities:
  Available for sale
    Taxable                                                   (3,311)         736       (2,575)
    Tax-exempt                                                   418       (1,079)        (661)
  Held to maturity
    Taxable                                                   (1,787)       1,460         (327)
    Tax-exempt                                                     1         (628)        (627)
Loans:
  Commercial:
    Taxable                                                   (1,342)       3,944        2,602
    Tax-exempt                                                  (119)        (242)        (361)
  Commercial real estate                                         848          475        1,323
  Real estate construction                                       532          981        1,513
  Real estate residential                                      1,401          592        1,993
  Consumer                                                      (584)       1,997        1,413
                                                        ---------------------------------------
    Total loans                                                  736        7,747        8,483
                                                        ---------------------------------------
    Total earning assets                                      (3,942)       8,236        4,294
                                                        ---------------------------------------
Interest expense:
Deposits:
  Savings and interest-bearing
    transaction                                                 (320)         806          486
  Time less than $100,000                                       (691)       1,211          520
  Time $100,000 or more                                        1,368        6,113        7,481
                                                        ---------------------------------------
     Total interest-bearing deposits                             357        8,130        8,487
                                                        ---------------------------------------
Short-term borrowed funds                                        122        7,999        8,121
Debt financing and notes payable                                  71          (24)          47
                                                        ---------------------------------------
    Total interest-bearing liabilities                           550       16,105       16,655
                                                        ---------------------------------------
Increase (decrease) in Net Interest Income                   ($4,492)     ($7,869)    ($12,361)
                                                        =======================================


Provision for Credit Losses

The level of the provision for credit losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $75 thousand for credit losses in the third quarter of 2006, compared with $150 thousand in the corresponding period of 2005. For the first nine months of 2006 and 2005, $375 thousand and $750 thousand were provided in each respective period. The provision reflects Management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for credit losses, see the "Classified Assets" section of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).


                                              Three months ended        Nine months ended
                                                 September 30,             September 30,
                                           ----------------------------------------------------
                                                   2006         2005         2006         2005
                                           ----------------------------------------------------
Service charges on deposit accounts              $7,155       $7,436      $21,424      $21,905
Merchant credit card fees                         2,430        2,631        7,208        6,346
Debit card fees                                     883          834        2,587        2,343
ATM fees and interchange                            753          725        2,148        2,058
Other service fees                                  510          481        1,445        1,315
Financial services commissions                      377          388        1,037        1,007
Trust fees                                          298          323          867          905
Official check sales income                         358          308        1,064          800
Mortgage banking income                              36           62          134          230
Gains on sale of foreclosed property                  0           24            0           24
Securities gains (losses)                             0            0            0       (4,903)
Gain on sale of real estate                           0        2,369            0        3,700
Other noninterest income                          1,099        1,859        3,686        4,384
                                           ----------------------------------------------------
      Total                                     $13,899      $17,440      $41,600      $40,114
                                           ====================================================


Noninterest income for the third quarter of 2006 decreased by $3.5 million or 20.3% from the same period in 2005 primarily because 2005 included a $2.4 million gain on sale of real estate. Service charges on deposits declined $281 thousand or 3.8% mainly due to decreases in deficit fees charged on analyzed accounts (down $298 thousand or 17.7%), DDA activity and return item charges, partially offset by a $161 thousand or 4.6% increase in overdraft charges. Other noninterest income decreased $760 thousand or 40.9% mostly because the 2005 period included $588 thousand in insurance proceeds.

In the first nine months of 2006, noninterest income increased $1.5 million or 3.7% compared with the same period of the previous year. In 2005 the Company incurred $4.9 million in losses on sales of securities to manage the Company's interest rate risk position following the REBC acquisition. The losses were partially offset by a $3.7 million gain on sale of real estate. Merchant credit card fees increased $862 thousand or 13.6% mainly due to the acquisition of of the merchant card servicing business of Redwood Empire Bancorp on March 1, 2005. Official check sales income increased $264 thousand or 33.0% due to the higher earnings credit rate on outstanding items. Debit card fees increased $244 thousand or 10.4% mainly due to increased usage. Other service fees rose $130 thousand or 9.9% largely due to higher internet banking income (up $122 thousand or 50.6%). Service charges on deposits declined $481 thousand or 2.2% largely due to a decrease in deficit fees charged on analyzed accounts (down $522 thousand or 10.5%) as a result of the higher earnings credit rate, lower returned item charges (down $186 thousand or 10.0%) and DDA activity (down $160 thousand or 3.6%), partially offset by an increase in overdraft fees (up $366 thousand or 3.6%). Other noninterest income declined $698 thousand or 15.9% mostly because the 2005 period included $588 thousand in insurance proceeds.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                              Three months ended        Nine months ended
                                                 September 30,             September 30,
                                           ----------------------------------------------------
                                               2006         2005*        2006         2005*
                                           ----------------------------------------------------
Salaries and related benefits                   $13,080      $14,149      $39,897      $41,988
Occupancy                                         3,321        3,201        9,820        9,383
Data processing services                          1,503        1,544        4,568        4,632
Equipment                                         1,194        1,347        3,775        3,891
Courier service                                     904          989        2,736        2,879
Telephone                                           371          537        1,269        1,618
Professional fees                                   532          497        1,823        1,821
Postage                                             410          377        1,217        1,175
Stationery and supplies                             307          298          849          950
Loan expense                                        253          309          683          745
Advertising/public relations                        197          247          650          728
Correspondent Service Charges                       212          233          602          747
Operational losses                                  129          222          572          612
Amortization of deposit intangibles               1,016        1,064        3,071        2,561
Other noninterest expense                         1,974        2,305        5,700        6,542
                                           ----------------------------------------------------
Total                                           $25,403      $27,319      $77,232      $80,272
                                           ====================================================

Average full time equivalent staff                  901          956          915          964

Noninterest expense to revenues (FTE)             39.63%       37.20%       39.15%       38.56%

* Adjusted to adopt SFAS 123(R)


Noninterest expense decreased $1.9 million or 7.0% in the third quarter of 2006 compared to the same period in 2005. Salaries and related benefits decreased $1.1 million or 7.6%, primarily due to a $621 thousand decrease in regular salary and lower incentive payments. The decrease in regular salaries was attributable to the effect of a smaller workforce, partially offset by annual merit increases to continuing staff. Telephone expense declined $166 thousand or 30.9% primarily due to lower rates contained in a new vendor contract. Equipment expense decreased $153 thousand or 11.4% mainly due to lower repair and maintenance costs. Other noninterest expense declined $331 thousand or 14.4% mainly due to lower expense for insurance, employee recruiting and subscriptions. Occupancy expense increased $120 thousand or 3.7% mainly due to the REBC acquisition.

In the first nine months of 2006, noninterest expense decreased $3.0 million or 3.8% compared with the corresponding period of 2005. Salaries and related benefits declined $2.1 million or 5.0%, primarily the net result of a $1.4 million decrease in regular salary, lower retirement plan expenses and incentive payments, partially offset by higher workers compensation costs. The decrease in regular salaries was attributable to the net effect of a smaller workforce and annual merit increases to continuing staff. Telephone expense declined $349 thousand or 21.6% primarily due to lower rates contained in a new vendor contract. Correspondent service charges decreased $145 thousand or 19.4% mainly due to decreased usage. Courier service cost was lower by $143 thousand or 5.0% than in the same period of 2005. Equipment expense declined $116 thousand or 3.0% mainly due to lower repair and maintenance costs. Stationery and supplies decreased $101 thousand or 10.6%. Other noninterest expense decreased $842 thousand or 12.9% largely due to reclassification of credit card expense and lower insurance costs, offset by a $223 thousand increase in amortization of low-income housing investments as tax benefits are realized. Occupancy expense was higher by $437 thousand or 4.7% primarily due to a $536 thousand increase in rent, net of sublease income, moving expense, higher utility costs and an increase in miscellaneous occupancy expenses. A $510 thousand increase in amortization of identifiable intangibles was attributable to the March 1, 2005 REBC acquisition.

Provision for Income Tax

During the third quarter of 2006, the Company recorded income tax expense
(FTE) of $14.4 million, $2.7 million or 15.8% lower than the third quarter of 2005. The current quarter provision represents an effective tax rate of 37.2%
(FTE), unchanged from the third quarter of 2005. On a year-to-date basis, the income tax provision (FTE) was $44.8 million for 2006 compared with $48.2 million for 2005. The effective tax rate of 37.5% (FTE) for the first nine months of 2006 is slightly lower than the 37.9% (FTE) for the same period of 2005. Tax provision in 2006 reflected tax credits and other benefits realized from additional investments in low income housing projects, tax refunds and other tax items. Tax provision in 2005 reflected tax refunds in connection with the acceptance of amended returns and the tax-free nature of $588 thousand in life insurance proceeds.

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

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                             At September 30,          At
                                                        --------------------------December 31,
                                                                2006         2005         2005
                                                        ---------------------------------------
Classified loans                                             $24,111      $36,656      $29,997
Other real estate owned                                          656            0            0
                                                        ---------------------------------------
Classified loans and other real estate owned                 $24,767      $36,656      $29,997
                                                        =======================================
Allowance for loan losses /
 classified loans                                                230%         163%         186%


Classified loans at September 30, 2006, decreased $12.5 million or 34.2% from a year ago primarily due to nine loan payoffs totaling $16.6 million, a transfer to other real estate owned and three loan upgrades totaling $4.4 million, partially offset by 15 loan downgrades totaling $14.6 million. Classified loans at September 30, 2006, declined $5.9 million or 19.6% from December 31, 2005 mostly due to three loan payoffs totaling $11.4 million, a transfer to other real estate owned and three loan upgrades totaling $4.4 million, partially offset by 15 loan downgrades totaling $14.6 million.

Other real estate owned at September 30, 2006 was $656 thousand compared with none a year ago and at December 31, 2005 because collateral for one commercial real estate loan was foreclosed in the second quarter of 2006.

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

The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):


                                                 At September 30,        At
                                           --------------------------December 31,
                                               2006         2005         2005
                                           ---------------------------------------
Performing nonaccrual loans                      $3,889       $4,514       $4,256
Nonperforming, nonaccrual loans                   1,162        2,293        2,068
                                           ---------------------------------------
   Total nonaccrual loans                         5,051        6,807        6,324

Loans 90 days past due and
  still accruing                                    252        1,334          162
                                           ---------------------------------------
  Total nonperforming loans                       5,303        8,141        6,486

Other real estate owned                             656            0            0
                                           ---------------------------------------
  Total                                          $5,959       $8,141       $6,486
                                           =======================================
As a percentage of total loans                     0.23%        0.30%        0.24%


Performing nonaccrual loans at September 30, 2006 decreased $625 thousand and $367 thousand from a year ago and December 31, 2005, respectively, primarily as a result of charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual, partially offset by new loans being placed on nonaccrual.

Nonperforming nonaccrual loans at September 30, 2006 declined $1.1 million and $906 thousand from a year ago and December 31, 2005, respectively. The decrease was due to the net result of loans being returned to accrual status or being charged off or paid off, and others being added to nonperforming nonaccrual.

Loans 90 days past due and still accruing decreased $1.1 million and increased $90 thousand from September 30, 2005 and December 31, 2005, respectively. The balance was higher a year ago mainly attributable to a $1.2 million commercial loan which is 100 percent secured by Westamerica Bank certificates of deposit. Such loan was brought current in October 2005.

Changes in other real estate owned are discussed above.

The Company had no restructured loans as of September 30, 2006, September 30, 2005 and December 31, 2005.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and nine month periods ended September 30, 2006, if all such loans had performed in accordance with their original terms, was $122 thousand and $384 thousand, respectively, compared to $148 thousand and $422 thousand, respectively, for the third quarter and the first three quarters of 2005.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2006, totaled $164 thousand and $316 thousand, respectively, compared to $23 thousand and $308 thousand, respectively, for the comparable periods in 2005. These cash payments represent annualized yields of 12.25% and 7.21%, respectively, for the third quarter and the first nine months of 2006 compared to 1.28% and 5.67%, respectively, for the third quarter and the first nine months of 2005.

Total cash payments received during the third quarter and first nine months of 2006 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2006, totaled approximately $3 thousand and $50 thousand, respectively. Total cash payments received during the third quarter and first nine months of 2005 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2005, totaled approximately $101 thousand and $329 thousand, respectively.

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


Allowance for Credit Losses

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to external competitive factors. Management considers the $59.0 million allowance for credit losses to be adequate as a reserve against losses as of September 30, 2006.

The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated (dollars in thousands):


                                                           Three months ended        Nine months ended
                                                              September 30,             September 30,
                                                        ----------------------------------------------------
                                                            2006         2005         2006         2005
                                                        ----------------------------------------------------
Balance, beginning of period                                 $59,372      $59,862      $59,537      $54,152

Credit loss provision                                             75          150          375          750

Allowance acquired through merger                                  0            0            0        5,213

Loans charged off                                             (1,011)        (684)      (2,775)      (2,037)
Recoveries of previously
   charged off loans                                             590          346        1,889        1,596
                                                        ----------------------------------------------------
  Net credit losses                                             (421)        (338)        (886)        (441)
                                                        ----------------------------------------------------
Balance, end of period                                       $59,026      $59,674      $59,026      $59,674
                                                        ====================================================
Components:
Allowance for loan losses                                    $55,338      $59,674      $55,338      $59,674
Reserve for unfunded credit commitments (1)                    3,688         --          3,688         --

Allowance for credit losses                                  $59,026      $59,674      $59,026      $59,674
                                                        ====================================================
Allowance for loan losses /
 loans outstanding                                              2.17%        2.23%


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

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on loan demand, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts, official check fees and correspondent bank service charges.

The recent rise in short-term interest rates has affected the volume of lower-costing deposit products, placing more reliance on higher-cost certificates of deposit and wholesale funding. Competitive loan pricing and loosened underwriting standards in the banking industry are limiting the opportunity to originate commercial loans which will remain profitable throughout the duration of the loans, in Management's opinion. Current interest rate spreads between loan origination yields and the rates paid on deposits and other funding sources are very narrow. Such interest rate spreads have been, and could continue to be pressured in the near-term as funding costs rise while loan yields reprice at a slower pace. As a result, the Company has not taken an aggressive posture relative to current loan growth. The interest rate spread is also very narrow in regard to bond investments. As such, Westamerica has not been making additional investments in bonds other than continuing investments for Community Reinvestment Act purposes. The Company's exposure to interest rate risk has not materially changed during the first nine months of 2006. The duration of the Company's earning assets and funding has not changed by a meaningful amount. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. The Company's most likely earnings plan is currently based on slight monetary policy easing by the Federal Reserve in 2007. This earnings plan would be negatively impacted if, to the contrary, monetary policy was tightened in 2007. For example, assuming an increase of 50 bp in the federal funds rate and a corresponding increase in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 1.7% of the Company's most likely net income plan over the next twelve months. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Liquidity


The Company's principal source of asset liquidity is investment securities available for sale and principal payments from outstanding consumer and other loans. At September 30, 2006, investment securities available for sale totaled $618 million, representing a decrease of $44.7 million from December 31, 2005. The decrease is primarily attributable to principal payments from maturities. At September 30, 2006, indirect auto loans totaled $409 million, which were experiencing stable monthly principal payments of approximately $18 million. In addition, at September 30, 2006, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $18.0 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 2006 and 2005 contributed to substantial operating cash flows of $85.8 million and $73.9 million, respectively. In 2006, operating activities and retained earnings from prior years provided cash for $68.7 million of Company stock repurchases, $30.2 million in shareholder dividends and $3.3 million for repayment of long term debt. Similarly, in 2005, operating activities and retained earnings from prior years provided cash for $29.0 million in shareholder dividends, $3.3 million for repayment of long term debt and $68.9 million utilized to repurchase common stock.

The Company's investing activities were also a net source of cash in the first nine months of 2006. Proceeds from maturing investment securities of $177.6 million were only partially reinvested, for a net increase in cash of $169.9 million. Other investing activities included net loan repayments of $118.0 million. These cash inflows offset a $295.0 million decrease in customers' deposits and a $6.3 million reduction in short-term borrowings.

In the first nine months of 2005, the Company's primary use of cash was the REBC acquisition. The Company paid cash of $57 million and issued 1.6 million shares of its common stock to REBC shareholders in exchange for $435 million in loans, $47 million in investment securities, $370 million in deposits, a merchant card processing business, and other assets and liabilities. In the first nine months of 2005, the Company also sold approximately $196 million in securities available for sale to manage its interest rate risk position in light of the REBC acquisition. The Company also divested approximately $34 million in deposits in a branch sale required by regulators in approving the REBC acquisition.

The Company anticipates maintaining its cash levels in 2006 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate during the remainder of 2006, although such demand will be dictated by economic and competitive conditions. A highly competitive environment for deposits has developed as short-term interest rates have steadily increased. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposit, have been less stable during the recent period of rising short-term interest rates. The growth of deposit balances is subject to heightened competition and the success of the Company's sales efforts and delivery of superior customer service. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding uncertainty in the general economic environment, competition, possible terrorist attacks and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company repurchases shares of its common stock in the open market pursuant to stock repurchase plans approved by the Board with the intention of lessening the dilutive impact of issuing new shares under stock option plans, returning excess capital to shareholders, and other ongoing requirements. These programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 1.4 million shares and 1.3 million shares in the nine month period ended September 30, 2006 and 2005, respectively.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $427.0 million at September 30, 2006, a decrease of $13.4 million or 3.0% from a year ago, and a decrease of $8.1 million or 1.9% from December 31, 2005. These decreases are reflective of the effect of common stock repurchases, dividends paid to shareholders and a change in unrealized gain(loss) on securities available for sale, offset by the generation of earnings and stock issuance in connection with employee stock option exercises. The Company's ratio of equity to total assets rose to 8.81% at September 30, 2006, from 8.53% a year ago and 8.44% on December 31, 2005, because total assets decreased relatively more than shareholders' equity.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:



                      At September 30,          At         Minimum
                 --------------------------December 31,  Regulatory
                     2006         2005         2005      Requirement
                 ----------------------------------------------------
Tier I Capital           9.70%        9.09%        9.08%        4.00%
Total Capital           11.02%       10.41%       10.40%        8.00%
Leverage ratio           6.39%        5.99%        6.01%        4.00%


The risk-based capital ratios rose at September 30, 2006, compared with September 30 and December 31 of 2005, primarily due to lower risk-adjusted assets.

Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's anticipated future needs. All ratios as shown in the table above are in excess of the regulatory definition of "well capitalized".


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be undertaken with the approval of the Company's Board of Directors.

Interest rate risk as discussed above is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company's business activities.


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2006. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; generally such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank. The Bank is not a party to any pending or threatened legal action that, if determined adversely to the Bank, is likely in Management's opinion to have a material adverse effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors

There are no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2006 (in thousands, except per share data).


                                                    (c)          (d)
                                                  Total      Maximum
                                                 Number       Number
                                              of Shares    of Shares
                                       (b)    Purchased     that May
                          (a)      Average   as Part of       Yet Be
                        Total        Price     Publicly    Purchased
                    Number of         Paid    Announced    Under the
                       Shares          per        Plans     Plans or
          Period    Purchased        Share or Programs*     Programs
    -----------------------------------------------------------------
    July 1
    through
    July 31               127       $47.09          127          434
    -----------------------------------------------------------------
    August 1
    through
    August 31             206        47.85          206        1,992
    -----------------------------------------------------------------
    September 1
    through
    September 30          103        49.33          103        1,889
    -----------------------------------------------------------------
    Total                 436       $47.98          436        1,889
    =================================================================


* Includes 3, 7 and 5 shares purchased in July, August and September, respectively by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the third quarter of 2006 pursuant to a program approved by the Board of Directors on August 25, 2005 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2006. A replacement plan was approved by the Board of Directors on August 24, 2006 to repurchase up to 2,000,000 shares prior to September 1, 2007. At September 30, 2006, approximately 1.9 million shares remain available to purchase under this authorization.

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



                                           WESTAMERICA BANCORPORATION
                                           (Registrant)



November 6, 2006                           /s/ JOHN "ROBERT" THORSON
---------------                            -------------------------
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