Form 10-K
period 2006-12-31
WESTAMERICA BANCORPORATION
filed 2007-02-27
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-9383
WESTAMERICA BANCORPORATION
(Exact name of the registrant as specified in its charter)

CALIFORNIA	94-2156203
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)
1108 FIFTH AVENUE, SAN RAFAEL, CALIFORNIA 94901
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (707) 863-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of class:	Name of each exchange on which registered:

Common Stock, no par value, and attached	The NASDAQ Stock Market LLC
Common Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑      NO☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐      NO☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006 as reported on the NASDAQ Global Select Market, was approximately $1,480,404,416.17. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 21, 2007
30,324,315 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 26, 2007, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) economic uncertainty created by terrorist threats and attacks on the United States and the actions taken in response; (3) the prospect of additional terrorist attacks in the United States and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) increasing competitive pressure in the banking industry ; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits and loans; (10) asset/liability matching risks and liquidity risks; and (11) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. See also “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this Report.
PART I
ITEM 1. BUSINESS
WESTAMERICA BANCORPORATION (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Principal administrative offices are located at 4550 Mangels Boulevard, Fairfield, California 94534 and its telephone number is (707) 863-6000. The Company provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the North to Kern County in the South. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Company also owns 100% of the capital stock of Community Banker Services Corporation, a company engaged in providing the Company and its subsidiaries with data processing services and other support functions.
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
On March 1, 2005, the Company acquired Santa Rosa based Redwood Empire Bancorp, the parent company of National Bank of the Redwoods (NBR). The acquisition was valued at approximately $153 million and was accounted for using the purchase accounting method. The assets and liabilities of NBR were fully merged into WAB as of close of business day on March 11, 2005. As of March 1, 2005, NBR had approximately $440 million in loans and $370 million in deposits.
At December 31, 2006, the Company had consolidated assets of approximately $4.8 billion, deposits of approximately $3.5 billion and shareholders’ equity of approximately $424.2 million. The Company and its subsidiaries employed approximately 890 full-time equivalent staff as of December 31, 2006.
The Company makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as beneficial ownership reports on Forms 3, 4 and 5 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) through its website (http://www.westamerica.com). Such documents are also available through the SEC’s website (http://www.sec.gov). Requests for the Form 10-K annual report, as well as the Company’s director, officer and employee Code of Conduct and Ethics, can also be submitted to:
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
Regulation and Supervision of Bank Holding Companies
The Company is a bank holding company subject to the BHCA. The Company reports to, is registered with, and may be examined by, the Board of Governors of the Federal Reserve System (“FRB”). The FRB also has the authority to examine the Company’s subsidiaries. The costs of any examination by the FRB are payable by the Company. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the California Commissioner of Financial Institutions (the “Commissioner”).
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
The BHCA was also amended by the GLBA to allow new “financial holding companies” (“FHCs”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLBA amended section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. A bank holding company (“BHC”) may elect to become an FHC if all its subsidiary depository institutions are well capitalized and well managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it elects to become an FHC. After the certification and declaration is filed, the FHC may engage either de novo or though an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the new list of permissible activities in section 4(k) of the BHCA. However, notice must be given to the FRB within 30 days after an FHC has commenced one or more of the financial activities. The Company has not elected to become an FHC.
Under the GLBA, Federal Reserve member banks, subject to various requirements, as well as national banks, are permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of FHCs. However, to be able to engage in such activities the Bank must also be well capitalized and well managed and have received at least a “satisfactory” rating in its most recent Community Reinvestment Act examination. The Company cannot be certain of the future effect of the foregoing legislation on its business, although there is likely to be consolidation among financial services institutions and increased competition for the Company.

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
In addition to federal banking law, the Bank is also subject to applicable provisions of California law. Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital requirements, deposits and borrowings, shareholder rights and duties, and investment and lending activities.
California law permits a state-chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. However, because the Bank is a member of the Federal Reserve System, its investment authority is limited by regulations promulgated by the FRB. In addition, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes limitations on the activities and equity investments of state chartered, federally insured banks. FDICIA also prohibits a state bank from making an investment or engaging in any activity as a principal that is not permissible for a national bank, unless the Bank is adequately capitalized and the FDIC approves the investment or activity after determining that such investment or activity does not pose a significant risk to the deposit insurance fund.
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
The federal banking agencies take into consideration concentrations of credit risk and risks from nontraditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. The federal banking agencies also consider interest rate risk (related to the interest rate sensitivity of an institution’s assets and liabilities, and its off balance sheet financial instruments) in the evaluation of a bank’s capital adequacy.
As of December 31, 2006, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 10 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.
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
In the fourth quarter of 2006, the FDIC adopted two final rules implementing the Federal Deposit Insurance Reform Act of 2005. One rule creates a new system for risk- based assessments and sets assessment rates beginning January 1, 2007. Assessment rates are three basis points above the base rates, ranging from 5 to 7 basis for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions. The Bank is categorized as a Risk Category I institution. The other rule sets the designated reserve ratio at 1.25 percent. In October of 2006, FDIC’s Board adopted a final rule governing the distribution and use of the $4.7 billion one-time assessment credit and a temporary final rule that expires at the end of 2009 governing dividends from the insurance fund. The Bank had assessment credits of approximately $5 million as of December 31, 2006.
Community Reinvestment Act and Fair Lending Developments
The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.
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
Pending Legislation
Changes to state laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of BHCs and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.
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

The enactment of the Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California. Regulatory reform, as well as other changes in federal and California law will also affect competition. While the future impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking in California will remain highly competitive.
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
The discussion in this report under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management” and “- Liquidity” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph. The Bank’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities, the interest paid on deposits and other borrowings and the Company’s success in competing for deposits. The Company cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits and other liabilities.
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
Substantially all of the Bank’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2006, real estate served as the principal source of collateral with respect to approximately 59% of the Bank’s loan portfolio. The Bank’s financial condition and operating results will be subject to changes in economic conditions in California. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions. Economic conditions in California are subject to various uncertainties at this time, including the decline in the technology sector, the California state government’s budgetary difficulties and continuing fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely effect the Bank.

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
Additionally, the Bank’s business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States of America. Under long- standing policy of the FRB, a BHC is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, the Company may be required to commit financial and other resources to its subsidiary bank in circumstances where the Company might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on the Company’s business, results of operations and financial condition.
Systems, Accounting and Internal Control Risks
The accuracy of the Company’s judgments and estimates about financial and accounting matters will impact operating results and financial condition.
The discussion under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition.

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
The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 30.5 million were outstanding at December 31, 2006. Pursuant to its stock option plans, at December 31, 2006, the Company had exercisable options outstanding of 3.1 million. As of December 31, 2006, 1.4 million shares of Company common stock remained available for grants under the Company’s stock option plans (and stock purchase plan). Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Branch Offices and Facilities
WAB is engaged in the banking business through 87 offices in 21 counties in Northern and Central California including 13 offices in Fresno County, 11 each in Marin and Sonoma Counties, seven in Napa County, five each in Stanislaus, Lake, Kern, Contra Costa and Solano Counties, three each in Alameda and Sacramento Counties, two each in Mendocino, Nevada, Placer and Tulare Counties, and one each in Merced, San Francisco, Tuolumne, Kings, Madera, and Yolo Counties. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.
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
There were no matters submitted to a vote of the shareholders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low

2006:
First quarter	$55.42	$51.38
Second quarter	52.89	47.20
Third quarter	51.38	45.44
Fourth quarter	51.79	47.96

2005:

First quarter	$58.44	$50.82
Second quarter	54.11	48.48
Third quarter	56.25	49.90
Fourth quarter	55.48	47.33

As of February 5, 2007, there were approximately 8,200 shareholders of record of the Company’s common stock.
The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the FRB pursuant to the BHCA. See Item 1, “Business — Supervision and Regulation.” As of December 31, 2006, $186.4 million was allowable as for payment of dividends by the Company to its shareholders, under applicable laws and regulations.
See Notes 10, 17, 19 and 20 to the consolidated financial statements included in this report for additional information regarding the Company’s capital levels, regulations affecting subsidiary bank dividends paid to the Company, the Company’s earnings, financial condition and cash flows, and cash dividends declared and paid on common stock.
As discussed in Note 9 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The terms of the Rights were most recently amended and restated in 2004. The amended plan is very similar in purpose and effect to the plan as it existed prior to this amendment, aimed at helping the Board of Directors to maximize shareholder value in the event of a change of control of the Company and otherwise resist actions that the Board considers likely to injure the Company or its shareholders.

Stock performance
Comparison of Five-Year Cumulative Total Return (1)
Total Return Performance

	Period ending
	2001	2002	2003	2004	2005	2006

Westamerica Bancorporation (WABC)	$100.00	$101.54	$125.80	$147.36	$134.12	$127.95
S&P 500 (SPX)	100.00	76.63	96.85	105.56	108.73	123.54
NASDAQ Bank Index (CBNK)	100.00	104.52	135.80	150.73	144.20	160.07

(1)	Assumes $100 invested on December 31, 2001 in the Corporation’s stock, the S&P 500 composite stock index and NASDAQ’s Bank Index and that all dividends are reinvested.

Comparison of Ten-Year Cumulative Total Return (2)
Total Return Performance

	Period ending
	1996	1997	1998	1999	2000	2001

Westamerica Bancorporation (WABC)	$100.00	$177.06	$190.91	$145.13	$223.38	$205.56
S&P 500 (SPX)	100.00	131.01	165.65	198.35	178.24	154.99
NASDAQ Bank Index (CBNK)	100.00	163.59	144.33	132.81	152.30	167.65

	Period ending
	2002	2003	2004	2005	2006

Westamerica Bancorporation (WABC)	$208.73	$258.60	$302.91	$275.69	$263.01
S&P 500 (SPX)	118.78	150.11	163.61	168.52	191.47
NASDAQ Bank Index (CBNK)	175.22	227.66	252.69	241.74	268.35

(2)	Assumes $100 invested on December 31, 1996 in the Corporation’s stock, the S&P 500 composite stock index and NASDAQ’s Bank Index and that all dividends are reinvested.
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2006 (in thousands, except per share data).

			(c)	(d)
			Total	Maximum
			Number	Number
			of Shares	of Shares
		(b)	Purchased	that May
	(a)	Average	as Part of	Yet Be
	Total	Price	Publicly	Purchased
	Number of	Paid	Announced	Under the
	Shares	per	Plans	Plans or
Period	Purchased	Share	or Programs*	Programs

October 1 through October 31	168	$49.84	168	1,721

November 1 through November 30	172	48.97	172	1,549

December 1 through December 31	70	49.94	70	1,479

Total	410	$49.49	410	1,479

*	Includes 5 thousand, 1 thousand and 5 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.
The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
Shares were repurchased during the fourth quarter of 2006 pursuant to a program approved by the Board of Directors on August 24, 2006 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2007.

ITEM 6. SELECTED FINANCIAL DATA
The following financial information for the five years ended December 31, 2006 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.
WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(In thousands, except per share data)

Year ended December 31	2006	2005*	2004*	2003*	2002*

Interest income	$246,515	$242,797	$216,337	$223,493	$237,633
Interest expense	65,268	43,649	21,106	27,197	39,182

Net interest income	181,247	199,148	195,231	196,296	198,451
Provision for credit losses	445	900	2,700	3,300	3,600
Noninterest income:
Securities (losses) gains, net	0	(4,903)	(5,011)	2,443	(4,278)
Loss on extinguishment of debt	0	0	(2,204)	(2,166)	0
Deposit service charges and other	55,347	59,443	45,798	42,639	40,829
Total noninterest income	55,347	54,540	38,583	42,916	36,551
Noninterest expense	101,724	107,250	102,099	105,701	108,491

Income before income taxes	134,425	145,538	129,015	130,211	122,911
Provision for income taxes	35,619	39,497	35,756	37,487	38,796

Net income	$98,806	$106,041	$93,259	$92,724	$84,115

Earnings per share:
Basic	$3.17	$3.28	$2.93	$2.82	$2.50
Diluted	3.11	3.22	2.87	2.78	2.46
Per share:
Dividends paid	$1.30	$1.22	$1.10	$1.00	$0.90
Book value at December 31	13.89	13.65	11.59	10.79	10.44

Average common shares outstanding	31,202	32,291	31,821	32,849	33,686
Average diluted common shares outstanding	31,739	32,897	32,461	33,369	34,225
Shares outstanding at December 31	30,547	31,882	31,640	32,287	33,411

At December 31
Loans, net	$2,476,404	$2,616,372	$2,246,078	$2,269,420	$2,440,411
Investments	1,780,617	1,999,604	2,192,542	1,949,288	1,386,833
Intangible assets	143,801	148,077	21,890	22,433	23,176
Total assets	4,769,335	5,157,559	4,745,318	4,585,295	4,232,164
Total deposits	3,516,734	3,846,101	3,583,619	3,463,991	3,294,065
Short-term borrowed funds	731,977	775,173	735,423	590,646	349,736
Federal Home Loan Bank advances	0	0	0	105,000	170,000
Debt financing and notes payable	36,920	40,281	21,429	24,643	24,607
Shareholders’ equity	424,235	435,064	366,659	348,304	348,796

Financial Ratios:

For the year:
Return on assets	2.01%	2.09%	2.06%	2.14%	2.09%
Return on equity	23.38%	25.70%	28.23%	28.66%	27.71%
Net interest margin **	4.57%	4.82%	5.14%	5.39%	5.76%
Net loan losses to average loans	0.04%	0.03%	0.11%	0.15%	0.14%
Efficiency ratio ***	39.12%	38.52%	39.79%	40.60%	43.01%
At December 31:
Equity to assets	8.90%	8.44%	7.73%	7.60%	8.24%
Total capital to risk-adjusted assets	11.09%	10.40%	12.46%	11.39%	10.97%
Allowance for loan losses to loans	2.19%	2.09%	2.35%	2.32%	2.17%
The above financial summary has been derived from the Company’s unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein.

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

**	Yields on securities and certain loans have been adjusted upward to a “fully taxable equivalent” (“FTE”) basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

***	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 40 through 67, as well as with the other information presented throughout the Report.
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
Acquisition
Effective March 1, 2005, the Company acquired Redwood Empire Bancorp (“REBC”), parent company of National Bank of the Redwoods. The REBC acquisition was accounted for using the “purchase method” of accounting for business combinations which requires valuing assets and liabilities which do not have quoted market prices. In determining fair values for assets and liabilities without quoted market prices, management engaged an independent consultant to determine such fair values. Critical assumptions used in the valuation included prevailing market interest rates on similar financial products, future cash flows, maturity structures and durations of similar financial products, the cost of processing deposit products, the interest rate structure for similar funding sources over the estimated duration of acquired deposits, the duration of customer relationships, and other critical assumptions.
The acquisition of REBC was completed on March 1, 2005, followed by a divestiture of a former REBC branch in Lake County in the second quarter of 2005. After adjusting for the divestiture the transaction was valued at approximately $150 million, including approximately $57 million paid in cash, issuance of approximately 1.6 million shares of the Company’s common stock, and conversion of Redwood Empire stock options into Company stock options based on an average stock price of $51.84. REBC, on March 1, 2005, had approximately $440 million in loans, $370 million in deposits, $20 million in “trust preferred” subordinated debt, and $30 million of shareholders’ equity. Goodwill of $103 million and identifiable intangibles of $27 million were recorded in accordance with the purchase method of accounting for business combinations. During the second quarter of 2005, the Company sold a former REBC branch with approximately $34 million in deposits, as required by the FRB in connection with its approval of the REBC acquisition. The premium on the sale of the branch was recorded as a reduction of goodwill associated with the purchase of REBC.

Net Income
The Company reported net income for 2006 of $98.8 million or $3.11 diluted earnings per share, compared with net income of $106.0 million, or $3.22 diluted earnings per share for 2005. The 2005 results included a $3.7 million gain on sale of real estate, $945 thousand in tax-exempt life insurance proceeds, and $4.9 million in securities losses which, on a combined basis, increased net income $247 thousand.
Components of Net Income

Year ended December 31,
($ in thousands except per share amounts)	2006	2005**	2004**

Net interest and fee income *	$204,703	$223,866	$217,993
Provision for loan losses	(445)	(900)	(2,700)
Noninterest income	55,347	54,540	38,583
Noninterest expense	(101,724)	(107,250)	(102,099)
Taxes *	(59,075)	(64,215)	(58,518)

Net income	$98,806	$106,041	$93,259

Net income per average fully-diluted share	$3.11	$3.22	$2.87
Net income as a percentage of average shareholders’ equity	23.38%	25.70%	28.23%
Net income as a percentage of average total assets	2.01%	2.09%	2.06%

*	Fully taxable equivalent (FTE)

**	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
Net income in 2006 was $7.2 million or 6.8% less than in 2005 attributable to lower net interest income (FTE), partially offset by higher noninterest income and decreases in provision for credit losses, noninterest expense and income tax provision (FTE). The decrease in net interest income (FTE) (down $19.2 million or 8.6%) was the net result of lower average interest-earning assets and higher funding costs, partially offset by higher yields on earning assets. The credit loss provision decreased $455 thousand or 50.6% from a year ago, reflecting Management’s assessment of credit risk for the loan portfolio. Noninterest income increased $807 thousand or 1.5%. Noninterest expense decreased $5.5 million or 5.2% largely due to lower personnel costs. The provision for income taxes (FTE) decreased $5.1 million or 8.0% primarily due to lower profitability, higher tax credits and refunds, and other tax preference items.
Net income for 2005 increased $12.8 million, or 13.7%, over net income for 2004. Results for 2005 benefited from the March 1, 2005 acquisition of REBC, which generally increased the base of earning assets, increased noninterest income (particularly merchant credit card fees), and increased noninterest expenses (particularly amortization of intangibles, occupancy, and furniture and equipment). Net interest income (FTE) increased $5.9 million or 2.7%, mainly due to earning asset growth, partially offset by a reduced net interest margin resulting from rates paid on interest-bearing liabilities rising faster than yields on earning assets. The loan loss provision declined $1.8 million, year over year, in accordance with Management’s assessment of credit risk for the loan portfolio. Noninterest income increased $16.0 million primarily due to a $5.6 million increase in merchant credit card income, a $3.7 million gain on sale of real estate and $945 thousand in life insurance proceeds, partially reduced by $4.9 million in realized securities losses. Furthermore, 2004 results included a $7.2 million securities impairment writedown, a $2.2 million loss on extinguishment of debt, and $2.2 million in realized investment securities gains. Noninterest expense increased $5.2 million or 5.0% mostly due to an increase in occupancy and equipment expense and amortization of intangibles relating to the REBC acquisition. Income tax provision (FTE) increased $5.7 million or 9.7% due to higher pretax income, partially offset by the tax-exempt nature of life insurance proceeds.
The Company’s return on average total assets was 2.01% in 2006, compared to 2.09% and 2.06% in 2005 and 2004, respectively. Return on average equity in 2006 was 23.38%, compared to 25.70% and 28.23% in 2005 and 2004, respectively.

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 2006 decreased $19.2 million or 8.6% from 2005, to $204.7 million. Comparing 2005 to 2004, net interest income (FTE) increased $5.9 million or 2.7%. Components of Net Interest Income

Year ended December 31,
(in thousands)	2006	2005	2004

Interest and fee income	$246,515	$242,797	$216,337
Interest expense	(65,268)	(43,649)	(21,106)
FTE adjustment	23,456	24,718	22,762

Net interest income (FTE)	$204,703	$223,866	$217,993

Net interest margin (FTE)	4.57%	4.82%	5.14%

Interest and fee income (FTE) increased in 2006 by $2.5 million or 0.9% from 2005, the net result of higher yields on earning assets and higher loan fees (up $447 thousand), partially offset by lower average investments. The average yield on earning assets excluding loan fees in 2006 was 5.99% compared with 5.73% in 2005. The loan portfolio yield excluding loan fees for 2006 compared with 2005 was higher by 33 bp, due to increases in rates charged on commercial loans (up 74 bp), construction loans (up 188 bp), consumer credit lines (up 165 bp), indirect consumer loans (up 31 bp), residential real estate loans (up 16 bp) and commercial real estate loans (up 4 bp). The investment portfolio yield rose by 11 bp. The increase resulted from higher yields on U.S. government sponsored entity obligations (up 18 bp), partially offset by lower yields on municipal securities (down 12 bp). The decline in yields on municipal securities is due to maturity or call payments generally attributable to securities with relatively high interest coupons. Average earning assets decreased $166 million or 3.6% in 2006 compared with the previous year. Investments declined $167 million due to decreases in average balances of U.S. government sponsored entity obligations (down $140 million), municipal securities (down $18 million) and preferred stock and corporate securities (down $8 million). The loan portfolio grew $428 thousand due to increases in average balances of residential real estate loans (up $33 million), commercial real estate loans (up $10 million) and construction loans (up $7 million), partially offset by decreases in average balances of commercial loans (down $36 million) and consumer credit lines (down $13 million).
Interest expense increased by $21.6 million or 49.5% in 2006, due to rising rates paid on interest-bearing liabilities and a $19 million increase in certificate of deposits (“CDs”) and an increase in other short-term borrowings. Rates paid on liabilities averaged 2.11% in 2006 compared to 1.36% in 2005. Rates on most interest-bearing liabilities moved up with the general trend in the market. The average rate on federal funds purchased rose 178 bp. Rates on most deposits were also higher: CDs over $100 thousand which rose 159 bp, retail CDs which increased by 70 bp, and money market savings accounts which increased by 13 bp. Interest-bearing liabilities declined $127 million or 3.9% over the prior year mostly due to lower average balances of federal funds purchased (down $25 million), retail CDs (down $41 million) and money market savings (down $128 million). These decreases were partially offset by increases in average balances of CDs over $100 thousand (up $60 million) and other short term borrowings (up $43 million).
Interest and fee income (FTE) increased in 2005 by $28.4 million or 11.9% from 2004, the net result of growth of average earning assets, primarily due to the REBC acquisition, and higher yields on earning assets, partially offset by the effect of one less accrual day. Average earning assets grew $406.4 million, with loans and investments increasing $317.9 million and $88.5 million, respectively. Most growth in average loans was concentrated in commercial, construction, commercial real estate and residential real estate credits, which increased $41 million, $31 million, $137 million and $118 million, respectively. The increase in average investment balances was due to growth in municipal securities (up $131 million), partially offset by declines in U.S. government sponsored entity obligations (down $11 million) and corporate and other securities (down $31 million). The yield on earning assets, excluding loan fee income, rose from 5.61% in 2004 to 5.73% in 2005. The composite yield on loans, excluding loan fee income, increased 12 basis points (“bp”) to 6.19% in 2005. Yield increases on commercial loans (up 76 bp) and personal credit lines (up 141 bp) were partially reduced by declining yields on commercial real estate loans (down 20 bp) and indirect consumer loans (down 38 bp). The yield on the investment portfolio increased 8 bp mainly due to a 16 bp increase in mortgage backed securities and collateralized mortgage obligations, partially offset by a 33 bp decline in municipal securities.
Interest expense increased in 2005 to $43.6 million, due to rising rates paid on interest-bearing liabilities and higher volume of those liabilities, partially offset by the effect of one less accrual day. The average rate paid on interest-bearing liabilities rose 63 bp to 1.36% in 2005. Rates paid on most liabilities moved with general market conditions. The average rate on short-term borrowings rose 159 bp. Rates on deposits increased as well, including those on CDs with balances over $100 thousand, which rose 131 bp, on retail CDs, which went up by 54 bp, and on money market checking accounts, which rose 12 bp. Average interest-bearing liability balances grew $331.9 million or 11.5% for 2005 over 2004, primarily due to the REBC acquisition. Average short-term borrowings increased $161 million. Average long-term debt increased $15.3 million, due to the assumption of REBC’s debt, reduced by an annual principal repayment. Most categories of deposits grew including non-interest bearing demand deposits (up $103.1 million), money market checking (up $55.6 million), passbook savings (up $30.2 million), and CDs over $100 thousand (up $94.5 million).

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
Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2006
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$853	$5	0.59%
Investment securities:
Available for sale
Taxable	394,070	16,844	4.27%
Tax-exempt (1)	251,783	18,312	7.27%
Held to maturity
Taxable	671,475	28,809	4.29%
Tax-exempt (1)	582,075	35,987	6.18%
Loans:
Commercial
Taxable	1,263,840	95,570	7.56%
Tax-exempt (1)	243,232	15,729	6.47%
Real estate construction	75,019	7,017	9.35%
Real estate residential	510,345	23,690	4.64%
Consumer	484,355	28,008	5.78%

Earning assets (1)	4,477,047	269,971	6.03%

Other assets	433,624

Total assets	$4,910,671

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,329,107	—	—
Savings and interest-bearing transaction	1,574,655	5,969	0.38%
Time less than $100,000	239,361	6,535	2.73%
Time $100,000 or more	504,980	21,043	4.17%

Total interest-bearing deposits	2,318,996	33,547	1.45%
Short-term borrowed funds	734,970	29,389	4.00%
Debt financing and notes payable	37,265	2,332	6.26%

Total interest-bearing liabilities	3,091,231	65,268	2.11%
Other liabilities	67,792
Shareholders’ equity	422,541

Total liabilities and shareholders’ equity	$4,910,671

Net interest spread (2)			3.92%
Net interest income and interest margin (1)(3)		$204,703	4.57%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2005
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$775	$3	0.39%
Investment securities:
Available for sale
Taxable	464,530	19,699	4.24%
Tax-exempt (1)	264,119	19,385	7.34%
Held to maturity
Taxable	751,840	30,557	4.06%
Tax-exempt (1)	585,679	36,820	6.29%
Loans:
Commercial
Taxable	1,283,779	92,201	7.18%
Tax-exempt (1)	249,052	16,396	6.58%
Real estate construction	67,696	5,074	7.50%
Real estate residential	477,667	21,411	4.48%
Consumer	498,169	25,969	5.21%

Earning assets (1)	4,643,306	267,515	5.76%

Other assets	423,045

Total assets	$5,066,351

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,384,483	—	—
Savings and interest-bearing transaction	1,738,560	5,204	0.30%
Time less than $100,000	280,770	5,687	2.03%
Time $100,000 or more	444,862	11,473	2.58%

Total interest-bearing deposits	2,464,192	22,364	0.91%
Short-term borrowed funds	716,984	18,941	2.64%
Debt financing and notes payable	36,975	2,344	6.34%

Total interest-bearing liabilities	3,218,151	43,649	1.36%
Other liabilities	51,158
Shareholders’ equity	412,559

Total liabilities and shareholders’ equity	$5,066,351

Net interest spread (2)			4.40%
Net interest income and interest margin (1)(3)		$223,866	4.82%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2004
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$784	$1	0.13%
Investment securities:
Available for sale
Taxable	803,722	33,230	4.13%
Tax-exempt (1)	293,067	21,619	7.38%
Held to maturity
Taxable	451,635	17,209	3.81%
Tax-exempt (1)	429,213	28,281	6.59%
Loans:
Commercial
Taxable	1,115,148	77,278	6.93%
Tax-exempt (1)	239,495	16,045	6.70%
Real estate construction	36,148	2,517	6.96%
Real estate residential	360,208	16,049	4.46%
Consumer	507,483	26,870	5.29%

Earning assets (1)	4,236,903	239,099	5.64%

Other assets	299,549

Total assets	$4,536,452

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,281,349	—	—
Savings and interest-bearing transaction	1,662,347	4,543	0.27%
Time less than $100,000	271,212	4,038	1.49%
Time $100,000 or more	350,400	4,466	1.27%

Total interest-bearing deposits	2,283,959	13,047	0.57%
Short-term borrowed funds	556,415	5,878	1.06%
Federal Home Loan Bank advances	24,153	897	3.65%
Debt financing and notes payable	21,706	1,284	5.91%

Total interest-bearing liabilities	2,886,233	21,106	0.73%
Other liabilities	38,540
Shareholders’ equity	330,330

Total liabilities and shareholders’ equity	$4,536,452

Net interest spread (2)			4.91%
Net interest income and interest margin (1)(3)		$217,993	5.14%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

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

Year Ended December 31,	2006 Compared with 2005
(dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest and fee income:
Money market assets and funds sold	$0	$2	$2
Investment securities:
Available for sale
Taxable	(3,011)	156	(2,855)
Tax-exempt (1)	(899)	(174)	(1,073)
Held to maturity
Taxable	(3,386)	1,638	(1,748)
Tax-exempt (1)	(226)	(607)	(833)
Loans:
Commercial:
Taxable	(1,553)	4,922	3,369
Tax-exempt (1)	(379)	(288)	(667)
Real estate construction	590	1,353	1,943
Real estate residential	1,499	780	2,279
Consumer	(736)	2,775	2,039

Total loans (1)	(579)	9,542	8,963

Total (decrease) increase in interest and fee income (1)	(8,101)	10,557	2,456

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	(525)	1,290	765
Time less than $100,000	(926)	1,774	848
Time $100,000 or more	1,722	7,848	9,570

Total interest-bearing	271	10,912	11,183
Short-term borrowed funds	487	9,961	10,448
Notes and mortgages payable	18	(30)	(12)

Total increase in interest expense	776	20,843	21,619

Decrease in net interest income (1)	($8,877)	($10,286)	($19,163)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

Year Ended December 31,	2005 Compared with 2004
(dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest and fee income:
Money market assets and funds sold	$0	$2	$2
Investment securities:
Available for sale
Taxable	(14,366)	835	(13,531)
Tax-exempt (1)	(2,128)	(106)	(2,234)
Held to maturity Taxable	12,125	1,223	13,348
Tax-exempt (1)	9,878	(1,339)	8,539
Loans:
Commercial:
Taxable	11,763	3,160	14,923
Tax-exempt (1)	619	(268)	351
Real estate construction	2,350	207	2,557
Real estate residential	5,263	99	5,362
Consumer	(519)	(382)	(901)

Total loans (1)	19,476	2,816	22,292

Total increase in interest and fee income (1)	24,985	3,431	28,416

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	206	455	661
Time less than $100,000	133	1,516	1,649
Time $100,000 or more	1,441	5,566	7,007

Total interest-bearing	1,780	7,537	9,317
Short-term borrowed funds	2,074	10,989	13,063
Federal Home Loan Bank advances	(897)	0	(897)
Notes and mortgages payable	961	99	1,060

Total decrease in interest expense	3,918	18,625	22,543

Increase (decrease) in net interest income (1)	$21,067	($15,194)	$5,873

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Credit Losses
In 2006, the provision for credit losses was $450 thousand, of which $445 thousand was allocated to loan losses and $5 thousand was allocated to unfunded loan commitment losses. The provision was $900 thousand for 2005 and $2.7 million for 2004, all of which were allocated to loan losses. The reductions in the provision reflect Management’s view of credit risk in the loan portfolio and the results of the Company’s continuing efforts to improve loan quality by enforcing relatively conservative underwriting and administration procedures and aggressively pursuing collection efforts. For further information regarding net credit losses and the allowance for credit losses, see the “Credit Quality” section of this report.
Investment Portfolio
The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.
Securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The held to maturity investment portfolio had a duration of 3.9 years at December 31, 2006 and, on the same date, those investments included $1,124.2 million in fixed-rate and $40.9 million in adjustable-rate securities.
Investment securities assigned to the available for sale portfolio are generally used to supplement the Company’s liquidity, provide a prudent yield, and provide collateral for public deposits. Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2006, the Company held $615.5 million in securities classified as investments available for sale with a duration of 2.9 years. At December 31, 2006, an unrealized gain of $2.2 million, net of taxes of $1.3 million, related to these securities, was included in shareholders’ equity.
The Company had no trading securities at December 31, 2006, 2005 and 2004.
For more information on investment securities, see Notes 1 and 3 to the consolidated financial statements.
The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:
Available for Sale Portfolio

At December 31,
(dollars in thousands)	2006	2005	2004

U.S. Government sponsored entities	324,263	331,174	557,057
States and political subdivisions	207,580	222,504	247,731
Asset-backed securities	10,273	11,256	3,257
Corporate securities	0	25,130	48,658
Other	73,409	72,324	75,007

Total	$615,525	$662,388	$931,710

The following table sets forth the relative maturities and yields of the Company’s available for sale securities (stated at amortized cost) at December 31, 2006. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.
Available for Sale Maturity Distribution

		After one	After five
At December 31, 2006	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	one year	five years	ten years	years	backed	Other	Total

U.S. Government sponsored entities	$—	$143,860	$10,000	$1,030	$—	$—	154,890
Interest rate	—%	3.58%	7.30%	5.17%	—%	—%	3.83%
States and political subdivisions	6,074	52,526	133,147	10,030	—	—	201,777
Interest rate (FTE)	7.41%	7.35%	7.15%	5.30%	—	—	7.12%
Asset-backed securities	—	268	—	9,998	—	—	10,266
Interest rate	—	2.33%	—	5.54%	—	—	5.46%

Subtotal	6,074	196,654	143,147	21,058	—	—	366,933
Interest rate	7.41%	4.59%	7.16%	5.41%	—	—	5.68%
Mortgage backed securities	—	—	—	—	177,697	—	177,697
Interest rate	—	—	—	—	4.25%	—	4.25%
Other without set maturities	—	—	—	—	—	67,022	67,022
Interest rate	—	—	—	—	—	8.08%	8.08%

Total	$6,074	$196,654	$143,147	$21,058	$177,697	$67,022	$611,652
Interest rate	7.41%	4.59%	7.16%	5.41%	4.25%	8.08%	5.53%

The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:
Held to Maturity Portfolio

At December 31,
(Dollars in thousands)	2006	2005	2004

U.S. Government sponsored entities	$585,345	$740,891	$736,137
States and political subdivisions	579,747	596,325	524,695

Total	$1,165,092	$1,337,216	$1,260,832

Fair value	$1,155,736	$1,323,782	$1,265,986

The following table sets forth the relative maturities and yields of the Company’s held to maturity securities at December 31, 2006. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.

Held to Maturity Maturity Distribution

		After one	After five
At December 31, 2006	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	one year	five years	ten years	years	backed	Other	Total

U.S. Government sponsored entities	$30,000	$130,000	$—	$—	$—	$—	$160,000
Interest rate	3.87%	3.98%	—%	—%	—%	—%	3.96%
States and political subdivisions	9,387	30,889	189,846	349,625	—	—	579,747
Interest rate (FTE)	6.56%	6.71%	5.98%	5.99%	—	—	6.04%

Subtotal	39,387	160,889	189,846	349,625	—	—	739,747
Interest rate	4.51%	4.50%	5.98%	5.99%	—	—	5.59%
Mortgage backed	—	—	—	—	425,345	—	425,345
Interest rate	—	—	—	—	4.51%	—	4.51%

Total	$39,387	$160,889	$189,846	$349,625	$425,345	$—	$1,165,092
Interest rate	4.51%	4.50%	5.98%	5.99%	4.51%	—%	5.20%

Loan Portfolio
The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:
Loan Portfolio Distribution

At December 31,
(dollars in thousands)	2006	2005	2004	2003	2002

Commercial and commercial real estate	$1,463,823	$1,594,925	$1,388,639	$1,429,645	$1,588,803
Real estate construction	70,650	72,095	29,724	38,019	45,547
Real estate residential	507,553	508,174	375,532	347,794	330,460
Consumer	489,708	497,027	506,338	507,911	530,054
Unearned income	0	0	(3)	(39)	(226)

Total loans	$2,531,734	$2,672,221	$2,300,230	$2,323,330	$2,494,638

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2006. Balances exclude loans to individuals and residential mortgages totaling $997.3 million. These types of loans are typically paid in monthly installments over a number of years.
Loan Maturity Distribution

At December 31, 2006	Within	One to	After
(dollars in thousands)	One Year	Five Years	Five Years	Total

Commercial and commercial real estate *	$441,321	$815,211	$207,291	$1,463,823
Real estate construction	70,650	0	0	70,650

Total	$511,971	$815,211	$207,291	$1,534,473

Loans with fixed interest rates	$79,184	$310,845	$169,370	$559,399
Loans with floating or adjustable interest rates	432,787	504,366	37,921	975,074

Total	$511,971	$815,211	$207,291	$1,534,473

*	Includes demand loans
Commitments and Letters of Credit
It is not the policy of the Company to issue formal commitments on lines of credit except to a limited number of well-established and financially responsible commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customers’ particular business transactions. Commitment fees are generally charged for commitments and letters of credit. Commitments and lines of credit typically mature within one year. For further information, see Note 14 to the consolidated financial statements.
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
Classified Loans and Other Real Estate Owned
The following summarizes the Company’s classified loans for the periods indicated: Classified Loans and OREO

At December 31,
(dollars in thousands)	2006	2005

Classified loans	$20,180	$29,997
Other real estate owned	647	0

Total	$20,827	$29,997

Classified loans at December 31, 2006, decreased $9.8 million or 32.7% from a year ago primarily due to 13 loan payoffs totaling $17.4 million, three loan upgrades totaling $4.4 million and a transfer to other real estate owned (“OREO”), partially offset by 16 loan downgrades totaling $15.0 million.

OREO at December 31, 2006 was $647 thousand compared with none a year ago because collateral for one commercial real estate loan was foreclosed in the second quarter of 2006.
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
The following table summarizes the nonperforming assets of the Company for the periods indicated:
Nonperforming Loans and OREO

At December 31,
(dollars in thousands)	2006	2005	2004	2003	2002

Performing nonaccrual loans	$4,404	$4,256	$4,072	$1,658	$3,464
Nonperforming nonaccrual loans	61	2,068	2,970	5,759	5,717

Nonaccrual loans	4,465	6,324	7,042	7,417	9,181

Loans 90 or more days past due and still accruing	65	162	10	199	738
Other real estate owned	647	0	0	90	381

Total Nonperforming loans and OREO	$5,177	$6,486	$7,052	$7,706	$10,300

As a percentage of total loans	0.20%	0.24%	0.31%	0.33%	0.41%

Performing nonaccrual loans at December 31, 2006 were $148 thousand or 3.5% higher than the previous year, primarily as a result of new loans being placed on nonaccrual, partially offset by charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual. Except five relationships totaling $338 thousand, performing nonaccrual loans at December 31, 2005 were either paid off, charged off or brought current in 2006. Nonperforming nonaccrual loans at December 31, 2006 declined $2 million due to the net result of loans being returned to accrual status or being charged off or paid off, a transfer to OREO and others being added to nonperforming nonaccrual. The $647 thousand real estate owned at December 31, 2006 consisted of one property.
Performing nonaccrual loans at December 31, 2005 were $184 thousand higher than the previous year, as a result of the $4.0 million performing nonaccrual loans acquired from REBC and new loans being placed on nonaccrual status, less charge-offs, loans being returned to accrual status and loans being placed on nonperforming nonaccrual status. Except one relationship totaling $666 thousand, performing nonaccrual loans at December 31, 2004 were either paid off, charged off or brought current in 2005. Nonperforming nonaccrual loans at December 31, 2005 declined $902 thousand compared with a year earlier, attributable to loans being returned to accrual status, transfers to repossessed collateral or being charged off or paid off, partially offset by loans being added to nonperforming nonaccrual status. With the exception of three relationships totaling $1.4 million, all loans on nonperforming nonaccrual status at December 31, 2004 were either paid off, charged off or brought current in 2005. There was no other real estate owned (“OREO”) at December 31, 2005 since one property foreclosed during 2005 was disposed of at a small gain.
The Company had no restructured loans as of December 31, 2006, 2005 and 2004.
The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding during the period was $502 thousand in 2006, $556 thousand in 2005 and $462 thousand in 2004. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2006, 2005 and 2004 was $488 thousand, $353 thousand and $439 thousand, respectively. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2006, totaled approximately $50 thousand, compared with $452 thousand and $135 thousand at December 31, 2005 and 2004, respectively.

Management believes the overall credit quality of the loan portfolio continues to be strong; however, total nonperforming assets could fluctuate in the future. The performance of any individual loan can be impacted by external factors such as the economy and interest rate environment, or factors particular to the borrower. The Company expects to maintain nonperforming loans and OREO at their current levels; however, no assurance can be given that increases in nonaccrual loans will not occur in future periods.
Allowance for Credit Losses
The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to competitive factors. Management considers the $59.0 million allowance for credit losses to be adequate as a reserve against losses as of December 31, 2006.
During 2003, Management refined its allowance methodology for commercial real estate loans, agricultural loans and certain municipal loans. This refinement had the effect of increasing the allowance allocation for commercial loans with a corresponding decrease in the unallocated allowance as of December 31, 2003.
The following table summarizes the loan loss experience of the Company for the periods indicated:
Allowance For Credit Losses, Chargeoffs & Recoveries

Year ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002

Total loans outstanding	$2,531,734	$2,672,221	$2,300,230	$2,323,330	$2,494,638
Average loans outstanding during the period	2,576,791	2,576,363	2,258,482	2,354,270	2,465,876

Analysis of the Allowance Balance, beginning of period	$59,537	$54,152	$53,910	$54,227	$52,086
Additions to the allowance charged to operating expense	445	900	2,700	3,300	3,600
Provision for unfunded credit commitments	5	0	0	0	0
Allowance acquired through merger	0	5,213	0	0	2,050
Loans charged off:
Commercial and commercial real estate	(1,176)	(673)	(2,154)	(2,455)	(1,885)
Real estate construction	0	0	0	0	0
Real estate residential	0	0	0	(26)	0
Consumer	(2,446)	(2,065)	(3,439)	(4,352)	(4,340)

Total chargeoffs	(3,622)	(2,738)	(5,593)	(6,833)	(6,225)

Recoveries of loans previously charged off:
Commercial and commercial real estate	1,149	864	1,623	1,234	950
Real estate construction	0	0	0	0	0
Real estate residential	0	0	0	0	0
Consumer	1,509	1,146	1,512	1,982	1,766

Total recoveries	2,658	2,010	3,135	3,216	2,716

Net loan losses	(964)	(728)	(2,458)	(3,617)	(3,509)

Balance, end of period	$59,023	$59,537	$54,152	$53,910	$54,227

Components:
Allowance for loan losses	$55,330	$55,849	$54,152	$53,910	$54,227
Reserve for unfunded credit commitments(1)	3,693	3,688	—	—	—

Allowance for credit losses	$59,023	$59,537	$54,152	$53,910	$54,227

Net credit losses to average loans	0.04%	0.03%	0.11%	0.15%	0.14%
Allowance for loan losses as a percentage of loans outstanding	2.19%	2.09%	2.35%	2.32%	2.17%

(1)	Effective December 31, 2005, the Company transferred the portion of the allowance for credit losses related to lending commitments and letters of credit to other liabilities.

Allocation of the Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses as of December 31 for the years indicated:
Allocation of the Allowance for Credit Losses

At December 31,	2006		2005		2004		2003		2002
	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as
	of the	Percent	of the	Percent	of the	Percent	of the	Percent	of the	Percent
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
(dollars in thousands)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

Commercial	$23,217	58%	$30,438	60%	$29,857	61%	$31,875	61%	$23,692	64%
Real estate construction	3,942	3%	3,346	3%	1,441	1%	1,827	2%	2,370	2%
Real estate residential	1,219	20%	1,230	19%	917	16%	870	15%	893	13%
Consumer	4,132	19%	5,291	18%	5,140	22%	6,423	22%	7,862	21%
Unallocated portion	26,513	—	19,232	—	16,797	—	12,915	—	19,410	—

Total	$59,023	100%	$59,537	100%	$54,152	100%	$53,910	100%	$54,227	100%

Impaired Loans
The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing impairment, the Company reviews all nonaccrual commercial and construction loans with outstanding principal balances in excess of $250 thousand.
Nonaccrual commercial and construction loans with outstanding principal balances less than $250 thousand, and large groups of smaller-balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company’s standard loan loss reserve methodology.
The following summarizes the Company’s recorded investment in impaired loans for the dates indicated:
Impaired Loans

At December 31,
(dollars in thousands)	2006	2005

Total impaired loans	$493	$117

Specific reserves	$493	$117

The average balance of the Company’s impaired loans for the year ended December 31, 2006 was $234 thousand compared with $29 thousand and $731 thousand in 2005 and 2004, respectively. All impaired loans are on nonaccrual status. However, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible. Total interest income recognized for impaired loans in 2006, 2005 and 2004 under the cash basis was not significant.

Asset and Liability Management
The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.
Interest rate risk is the most significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining cash flow of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an indirect impact on loan demand, credit losses, deposit flows and other sources of earnings such as account analysis fees on commercial deposit accounts, official check fees and correspondent bank service charges.
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
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, assuming an increase of 100 bp in the federal funds rate and an increase of 72 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 3.9% of the Company’s most likely net income plan for 2007. Conversely, assuming a decrease of 100 bp in the federal funds rate and a decrease of 36 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are estimated to improve 1.1% over the Company’s most likely net income plan for 2007. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation.
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
Liquidity
The Company’s principal source of asset liquidity is investment securities available for sale and principal payments from consumer loans. At December 31, 2006, investment securities available for sale totaled $616 million. At December 31, 2006, indirect auto loans totaled $424 million, which were experiencing stable monthly principal payments of approximately $18 million. In addition, at December 31, 2006, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $20.5 million was outstanding at December 31, 2006. As a member of the Federal Reserve System, the Company also has the ability to borrow from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1 with a stable outlook. Management expects the Company can access short-term debt financing if desired. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company can access additional long-term debt financing if desired.
The Company generates significant liquidity from its operating activities. The Company’s profitability during 2006, 2005 and 2004 resulted in operating cash flows of $108.0 million, $117.8 million and $111.3 million, respectively. In 2006, operating activities provided a substantial portion of cash for $40.7 million in shareholder dividends and $89.0 million of share repurchase activity. In 2005, operating activities provided a substantial portion of cash for $39.3 million in shareholder dividends and $95.4 million used to purchase and retire company stock. The operating cash flows in 2004 were more than sufficient to pay $35.1 million in shareholder dividends and retire $55.4 million of the Company’s common stock.

The Company’s investing activities were also a net source of cash in 2006. Proceeds from maturing investment securities of $250.2 million were only partially reinvested, for a net increase in cash of $219.4 million. Other investing activities included net loan repayments of $139.3 million. These cash inflows substantially offset a $329.4 million decrease in customers’ deposits and a $43.2 million reduction in short-term borrowings. Throughout 2006, competition for deposits was elevated in the banking industry due to rising short-term interest rates and funding demands.
During 2005, the Company financed its acquisition of REBC by issuing approximately 1.6 million shares of common stock and approximately $57 million in cash to REBC shareholders. The cash consideration was accumulated in the second half of 2004 and early 2005 as the Company reduced its share repurchase activity. The acquisition of REBC increased the loan portfolio by approximately $440 million, deposits by approximately $370 million, and subordinated debt by approximately $20 million. Other investing activities included sale and maturity of investment securities, net of purchases, of approximately $215.1 million. The Company also experienced net loan repayments of $66.9 million. The proceeds from liquidating investment securities were applied to reduce short-term borrowings by $47.6 million. The Company also experienced a $107.5 million decrease in deposit balances as interest-sensitive CDs and money market products declined while short-term interest rates rose throughout 2005.
In 2004, purchases, net of sales and maturities, of investment securities were $270.7 million, which was generally financed by a $119.6 million increase in deposits and a $144.8 million increase in short-term borrowings.
The Company anticipates maintaining its cash levels in 2007 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate during 2007, although such demand will be dictated by economic and competitive conditions. A highly competitive environment for deposits has developed as short-term interest rates have steadily increased. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposit, have been less stable during the recent period of rising short-term interest rates. The growth of deposit balances is subject to heightened competition and the success of the Company’s sales efforts and delivery of superior customer service. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding uncertainty in the general economic environment, competition, possible terrorist attacks and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.
The Parent Company’s primary source of liquidity is dividends from Westamerica Bank (the “Bank”). Dividends from the Bank are subject to certain regulatory limitations. During 2006, 2005 and 2004, the Bank declared dividends to the Company of $108, $122 and $95 million, respectively.
The following table sets forth the known contractual obligations of the Company at December 31, 2006:
Contractual Obligations

At December 31, 2006	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total

Long-Term Debt Obligations	$0	$0	$0	$36,920	$36,920
Operating Lease Obligations	6,103	10,333	7,937	8,251	32,624
Purchase Obligations	5,564	0	0	0	5,564

Total	$11,667	$10,333	$7,937	$45,171	$75,108

Long-Term Debt Obligations and Operating Lease Obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The Purchase Obligation consists of the Company’s minimum liability under a contract with a third-party automation services provider.
Capital Resources
The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company’s capital position represents the level of capital available to support continued operations and expansion.

The Company repurchases its Common Stock in the open market with the intention of supporting shareholder returns and mitigating the dilutive impact of issuing new shares for employee stock award and option plans. Pursuant to these programs, the Company repurchased 1.8 million shares in 2006, 1.8 million shares in 2005 and 1.1 million shares in 2004.
The Company’s primary capital resource is shareholders’ equity, which decreased $10.8 million or 2.5% in 2006 from the previous year, primarily the net result of $40.7 million in dividends paid and $89.0 million in stock repurchases, offset by $98.8 million in profits earned during the year, $12.9 million in issuance of stock in connection with exercises of employee stock options.
The Company’s ratio of equity to total assets rose to 8.90% at December 31, 2006 from 8.44% a year ago because total assets decreased relatively more than shareholders’ equity. Capital to Risk-Adjusted Assets
The risk-based capital ratios rose at December 31, 2006 from December 31, 2005 due to a decrease in risk-weighted assets. The following table summarizes the Company’s capital ratios for the dates indicated:

			Minimum
			Regulatory
At December 31,	2006	2005	Requirement

Tier I Capital	9.77%	9.08%	4.00%
Total Capital	11.09%	10.40%	8.00%
Leverage ratio	6.42%	6.01%	4.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company’s future needs. All ratios are in excess of the regulatory definition of “well capitalized,” which the Company intends to meet.
Financial Ratios
The following table shows key financial ratios for the periods indicated:

At and for the year ended December 31,	2006	2005*	2004*

Return on average total assets	2.01%	2.09%	2.06%
Return on average shareholders’ equity	23.38%	25.70%	28.23%
Average shareholders’ equity as a percentage of:
Average total assets	8.60%	8.14%	7.28%
Average total loans	16.40%	16.01%	14.63%
Average total deposits	11.58%	10.72%	9.27%
Dividend payout ratio (diluted EPS)	42%	38%	38%

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
Deposit categories
The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	2006			2005			2004
		Percentage			Percentage			Percentage
Years Ended December 31,	Average	of Total		Average	of Total		Average	of Total
(Dollars in thousands)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Noninterest bearing demand	$1,329,107	36.4%	—%	$1,384,483	36.0%	—%	$1,281,349	36.0%	—%
Interest bearing:
Transaction	617,956	16.9%	0.29%	632,896	16.4%	0.23%	577,296	16.2%	0.11%
Savings	956,698	26.3%	0.44%	1,105,664	28.7%	0.34%	1,085,051	30.4%	0.36%
Time less than $100 thousand	239,361	6.6%	2.73%	280,770	7.3%	2.03%	271,212	7.6%	1.49%
Time $100 thousand or more	504,980	13.8%	4.17%	444,862	11.6%	2.58%	350,400	9.8%	1.27%

Total	$3,648,102	100.0%	1.45%	$3,848,675	100.0%	0.91%	$3,565,308	100.0%	0.57%

Deposit competition increased during 2006 due to rising short-term interest rates. The Company modified its deposit pricing practices to retain its profitable customers. However, total average deposits declined by $200.6 million or 5.2% from 2005 due to an outflow of $55.4 million of noninterest bearing deposits, a $14.9 million decrease in interest bearing demand deposits, a $149.0 million decrease in savings deposits and a $41.4 million decrease in CDs less than $100 thousand, partially offset by a $60.1 million increase in CDs over $100 thousand.
During 2005, total average deposits increased by $283.4 million or 7.9% from 2004 primarily due to the REBC acquisition. Average deposit categories increased $103 million for noninterest bearing deposits, plus a $76 million increase in interest bearing demand and savings deposits. Also, time deposits in excess of $100 thousand increased by $94 million.
The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:
Deposits Over $100,000 Maturity Distribution

December 31,
(In thousands)	2006
Three months or less	$419,776
Over three through six months	65,310
Over six through twelve months	12,499
Over twelve months	2,377

Total	$499,962

Short-term Borrowings
The following table sets forth the short-term borrowings of the Company:
Short-Term Borrowings Distribution

At December 31,
(In thousands)	2006	2005	2004

Federal funds purchased	$551,000	$575,925	$568,275
Other borrowed funds:
Sweep accounts	134,634	158,153	163,439
Securities sold under repurchase agreements	25,830	26,825	3,709
Line of credit	20,513	14,270	0

Total short term borrowings	$731,977	$775,173	$735,423

Further detail of federal funds purchased and other borrowed funds is as follows:

Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Federal Funds Purchased Balances and Rates Paid Outstanding amount:
Average for the year	$525,068	$550,523	$360,771
Maximum during the year	635,000	715,550	566,525

Interest rates:
Average for the year	5.02%	3.24%	1.38%
Average at period end	5.23%	4.16%	2.17%

Other Borrowed Funds Balances and Rates Paid Outstanding amount:
Average for the year	$209,902	$166,461	$195,118
Maximum during the year	261,281	209,547	400,372

Interest rates:
Average for the year	1.44%	0.66%	0.45%
Average at period end	1.33%	1.03%	0.27%

Noninterest Income
Components of Noninterest Income

Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Service charges on deposit accounts	$28,414	$29,106	$28,621
Merchant credit card fees	9,860	9,097	3,509
Debit card fees	3,489	3,207	2,541
ATM fees and interchange	2,824	2,711	2,487
Official check fees	1,391	1,110	631
Financial services commissions	1,368	1,387	1,250
Trust fees	1,178	1,181	1,027
Gain on sales of real property	239	3,700	0
Mortgage banking income	179	292	386
Gains on sale of foreclosed property	0	24	231
Investment securities gains (losses)	0	(4,903)	2,169
Loss on extinguishment of debt	0	0	(2,204)
Investment securities impairment	0	0	(7,180)
Other noninterest income	6,405	7,628	5,115

Total	$55,347	$54,540	$38,583

Noninterest income for 2006 was $807 thousand or 1.5% higher than in 2005. In 2005 the Company incurred $4.9 million in losses on sales of securities to manage the Company’s interest rate risk position following the REBC acquisition. The losses were partially offset by a $3.7 million gain on sale of real estate. Merchant credit card fees increased $763 thousand or 8.4% primarily due to a higher transaction volume and a full year of fees earned from the credit card processing unit of the REBC after the acquisition on March 1, 2005. A $282 thousand or 8.8% increase in debit card fees was attributable to higher usage. Official check sales income increased $281 thousand or 25.3% due to the higher earnings credit rate on outstanding items. ATM fees and interchange increased $113 thousand or 4.2% mainly due to price increases effective as of February 2006 for withdrawals at non-Westamerica Bank ATMs. Service charges on deposit accounts declined $692 thousand or 2.4% largely due to a decrease in deficit fees charged on analyzed accounts (down $828 thousand or 12.5%) as a result of the higher earnings credit rate, lower returned item charges (down $287 thousand or 11.6%) and DDA activity charges (down $223 thousand or 3.8%), partially offset by an increase in overdraft fees (up $616 thousand or 4.5%). Mortgage banking income decreased $113 thousand or 38.7% mainly due to lower activity. Other noninterest income declined $1.2 million or 16.0% mostly because the 2005 period included $945 thousand in company owned life insurance proceeds.
Noninterest income for 2005 was $16.0 million or 41.4% higher than 2004 mainly because 2005 included a $5.6 million increase in merchant credit card income primarily due to the REBC acquisition, a $3.7 million gain on sale of real estate and $945 thousand in life insurance proceeds, partially reduced by $4.9 million in realized securities losses. Furthermore, 2004 noninterest income was reduced by $7.2 million in securities impairment writedowns and a $2.2 million loss on extinguishment of debt, which was offset by $2.2 million in realized investment securities gains. Debit card fees increased $666 thousand or 26.2% primarily due to increased usage. Service charges on deposit accounts increased $485 thousand or 1.7% primarily due to an increase in overdraft fees, an increase in the number of accounts and product repricing in February of 2005. A decrease in account analysis income, due to a higher earnings credit rate, partially offset the overdraft fee increase. Official check sales fees increased mostly due to a higher earnings credit rate on outstanding balances. A $224 thousand or 9.0% increase in ATM fees and interchange income was mostly attributable to product repricing in February of 2005. Trust fees were higher by $154 thousand or 15.0% mainly due to more customers, product repricing and increases in court approved fees. Financial services commissions also increased $137 thousand or 11.0% mainly due to higher sales of variable annuities, partially offset by lower sales of fixed annuities. Other noninterest income increased $2.5 million due, in part, to $945 thousand in life insurance proceeds.

Noninterest Expense
Components of Noninterest Expense

Year Ended December 31,
(dollars in thousands)	2006	2005*	2004*

Salaries and related benefits	$52,302	$55,854	$55,855
Occupancy	13,047	12,579	11,935
Data processing	6,097	6,156	6,057
Equipment	4,949	5,212	4,794
Courier Service	3,627	3,831	3,605
Professional fees	2,437	2,420	1,869
Postage	1,648	1,615	1,407
Telephone	1,634	2,115	2,112
Stationery and supplies	1,163	1,264	1,280
Customer checks	992	965	883
Loan expenses	882	945	1,077
Advertising and public relations	843	965	1,037
Operational losses	892	915	964
Amortization of intangible assets	4,087	3,625	543
Other	7,124	8,789	8,681

Total	$101,724	$107,250	$102,099

Noninterest expense to revenues (“efficiency ratio”)(FTE)	39.1%	38.5%	39.8%
Average full-time equivalent staff	909	959	984
Total average assets per full-time staff	$5,402	$5,283	$4,610

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
In 2006, noninterest expense decreased $5.5 million or 5.2% compared with 2005. Salaries and related benefits declined $3.6 million or 6.4%, primarily the net result of a $1.9 million decrease in regular salary expenses. The decrease in regular salaries was attributable to the net effect of a smaller workforce and annual merit increases to continuing staff. Telephone expense declined $481 thousand or 22.7% primarily due to lower rates contained in a new vendor contract. Equipment expense declined $263 thousand or 5.0% mainly due to lower repair and maintenance costs. Courier service cost was lower by $204 thousand or 5.3% than in 2005. Advertising and public relations decreased $122 thousand or 12.6% largely due to lower advertising and marketing research expenses. Stationery and supplies decreased $101 thousand or 8.0%. Other noninterest expense decreased $1.7 million or 18.9% largely due to reclassification of credit card expense, lower insurance costs and a decrease in correspondent bank charges, offset by a $223 thousand increase in amortization of low-income housing investments as tax benefits are realized. Occupancy expense was higher by $468 thousand or 3.7% primarily due to a $650 thousand increase in rent, net of sublease income, partially offset by lower depreciation expenses. A $462 thousand increase in amortization of identifiable intangibles was attributable to the March 1, 2005 REBC acquisition.
Noninterest expense increased $5.2 million or 5.0% in 2005 compared with 2004 largely due to an increase in amortization of deposit intangibles from the REBC acquisition. Occupancy increased $644 thousand or 5.4% largely due to a $342 thousand increase in rent, net of sublease income, increases in repair and maintenance and moving expense and higher utility costs. Professional fees increased $551 thousand or 29.5% due to an increase in audit and accounting costs primarily due to additional charges from the company’s independent auditor in connection with new audit requirements promulgated by the Public Company Accounting Oversight Board and higher legal fees for the REBC acquisition. A $418 thousand or 8.7% increase in equipment expense was mainly a $220 thousand increase in depreciation and a $146 thousand increase in equipment repair and maintenance expense. Courier service costs increased $226 thousand or 6.3%. Postage increased $208 thousand or 14.8%. Other noninterest expense increased $259 thousand or 3.1% largely due to a $305 thousand increase in amortization of limited partnership investments as tax benefits are realized, and higher internet banking expense, partially offset by reduced insurance costs. Loan expenses declined $132 thousand or 12.3% mainly due to a decrease in repossession related expenses.

Provision for Income Tax
In 2006, the Company recorded income tax expense (FTE) of $59.1 million, $5.1 million or 8.0% lower than the previous year, primarily due to lower earnings. The effective tax rate of 37.4% (FTE) for 2006 is slightly lower than the 37.7% (FTE) for 2005. The nominal tax rate declined from 27.1% for 2005 to 26.5% for 2006. Tax provision in 2006 reflected tax credits and other benefits realized from additional investments in low income housing projects, tax refunds and other tax items. Tax provision in 2005 reflected tax refunds in connection with the acceptance of amended returns and the tax-exempt nature of $945 thousand in life insurance proceeds.
The income tax provision (FTE) increased by $5.7 million or 9.7% in 2005 compared to 2004, primarily as a result of higher earnings and $2.0 million higher FTE adjustment for increased earnings on tax-advantaged investments and loans. The 2005 provision (FTE) of $64.2 million reflects an effective tax rate of 37.7% compared to a provision of $58.5 million in 2004, representing an effective tax rate of 38.6%. The nominal tax rate declined from 27.7% for 2004 to 27.1% for 2005. Tax provision in 2005 reflected tax refunds in connection with the acceptance of amended returns and the tax-exempt nature of $945 thousand in life insurance proceeds.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Westamerica Bancorporation and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on the criteria in Internal Control — Integrated Framework issued by COSO.
The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.
Dated February 26, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Westamerica Bancorporation and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Westamerica Bancorporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
San Francisco, California
February 26, 2007

CONSOLIDATED BALANCE SHEETS
(In thousands)

Balances as of December 31,	2006	2005*

Assets
Cash and cash equivalents	$184,442	$209,273
Money market assets	567	534
Investment securities available for sale	615,525	662,388
Investment securities held to maturity; market values of $1,155,736 in 2006 and $1,323,782 in 2005	1,165,092	1,337,216
Loans, net of an allowance for loan losses of:
$55,330 in 2006 and $55,849 in 2005	2,476,404	2,616,372
Other real estate owned	647	0
Premises and equipment, net	30,188	33,221
Identifiable intangibles	22,082	26,170
Goodwill	121,719	121,907
Interest receivable and other assets	152,669	150,478

Total Assets	$4,769,335	$5,157,559

Liabilities
Deposits:
Noninterest bearing	$1,341,019	$1,419,313
Interest bearing:
Transaction	588,668	658,667
Savings	865,268	1,022,645
Time	721,779	745,476

Total deposits	3,516,734	3,846,101

Short-term borrowed funds	731,977	775,173
Debt financing and notes payable	36,920	40,281
Liability for interest, taxes and other expenses	59,469	60,940

Total Liabilities	4,345,100	4,722,495

Shareholders’ Equity
Common Stock (no par value)
Authorized - 150,000 shares
Issued and outstanding - 30,547 in 2006 and 31,882 in 2005	341,529	343,035
Deferred compensation	2,734	2,423
Accumulated Other Comprehensive Income	1,850	1,882
Retained earnings	78,122	87,724

Total Shareholders’ Equity	424,235	435,064

Total Liabilities and Shareholders’ Equity	$4,769,335	$5,157,559

See accompanying notes to consolidated financial statements.

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the year ended December 31,	2006	2005*	2004*

Interest and Fee Income
Loans	$164,756	$155,476	$133,226
Money market assets and funds sold	5	3	1
Investment securities:
Available for sale
Taxable	16,844	19,699	33,230
Tax-exempt	12,519	13,186	14,514
Held to maturity
Taxable	28,809	30,557	17,209
Tax-exempt	23,582	23,876	18,157

Total Interest and fee Income	246,515	242,797	216,337

Interest Expense
Transaction deposits	1,771	1,460	612
Savings deposits	4,198	3,744	3,931
Time deposits	27,578	17,160	8,504
Short-term borrowed funds	29,389	18,941	5,878
Debt financing and notes payable	2,332	2,344	2,181

Total Interest Expense	65,268	43,649	21,106

Net Interest Income	181,247	199,148	195,231
Provision for Credit Losses	445	900	2,700

Net Interest Income After Provision for Credit Losses	180,802	198,248	192,531

Noninterest Income
Service charges on deposit accounts	28,414	29,106	28,621
Merchant credit card	9,860	9,097	3,509
Financial services commissions	1,368	1,387	1,250
Trust fees	1,178	1,181	1,027
Securities (losses) gains, net	0	(4,903)	2,169
Loss on extinguishment of debt	0	0	(2,204)
Securities impairment	0	0	(7,180)
Sale of real estate	239	3,700	0
Other	14,288	14,972	11,391

Total Noninterest Income	55,347	54,540	38,583

Noninterest Expense
Salaries and related benefits	52,302	55,854	55,855
Occupancy	13,047	12,579	11,935
Data processing	6,097	6,156	6,057
Furniture and equipment	4,949	5,212	4,794
Courier service	3,627	3,831	3,605
Amortization of intangibles	4,087	3,625	543
Professional fees	2,437	2,420	1,869
Other	15,178	17,573	17,441

Total Noninterest Expense	101,724	107,250	102,099

Income Before Income Taxes	134,425	145,538	129,015
Provision for income taxes	35,619	39,497	35,756

Net Income	$98,806	$106,041	$93,259

Average Shares Outstanding	31,202	32,291	31,821
Diluted Average Shares Outstanding	31,739	32,897	32,461

Per Share Data
Basic earnings	$3.17	$3.28	$2.93
Diluted earnings	3.11	3.22	2.87
Dividends paid	1.30	1.22	1.10
See accompanying notes to consolidated financial statements.

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

				Accumulated
				Other
		Common	Deferred	Comprehensive	Retained
	Shares	Stock	Compensation	Income (Loss)	Earnings	Total

December 31, 2003*	32,287	243,761	1,824	13,191	89,528	348,304
Comprehensive income
Net income for the year 2004					93,259	93,259
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale				(3,553)		(3,553)

Total comprehensive income						89,706
Stock issued for stock options	403	12,810				12,810
Stock option tax benefits*		2,236				2,236
Restricted stock activity	16	467	322			789
Stock based compensation*		3,348				3,348
Purchase and retirement of stock	(1,066)	(7,417)			(48,027)	(55,444)
Dividends					(35,090)	(35,090)

December 31, 2004*	31,640	255,205	2,146	9,638	99,670	366,659
Comprehensive income
Net income for the year 2005					106,041	106,041
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale				(7,756)		(7,756)

Total comprehensive income						98,285
Stock issued in connection with purchase of Redwood Empire Bancorp	1,639	89,538				89,538
Stock issued for stock options	381	10,026				10,026
Stock option tax benefits*		1,761				1,761
Restricted stock activity	21	797	277			1,074
Stock based compensation*		2,394				2,394
Purchase and retirement of stock	(1,799)	(16,686)			(78,665)	(95,351)
Dividends					(39,322)	(39,322)

December 31, 2005*	31,882	343,035	2,423	1,882	87,724	435,064
Adjustment to initially apply SAB Statement No. 108, net of tax	—	—	—	—	1,756	1,756

Balance at January 1, 2006	31,882	343,035	2,423	1,882	89,480	436,820
Comprehensive income
Net income for the year 2006					98,806	98,806
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale				362		362

Total comprehensive income						99,168
Unamortized post-retirement benefit transition obligation, net of tax				(394)		(394)
Stock issued for stock options	412	12,909				12,909
Stock option tax benefits		1,867				1,867
Restricted stock activity	20	727	311			1,038
Stock based compensation		2,504				2,504
Purchase and retirement of stock	(1,767)	(19,513)			(69,468)	(88,981)
Dividends					(40,696)	(40,696)

December 31, 2006	30,547	$341,529	$2,734	$1,850	$78,122	$ 424,235

See accompanying notes to consolidated financial statements.

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the year ended December 31,	2006	2005*	2004*

Operating Activities:
Net income	$98,806	$106,041	$93,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,221	9,810	6,163
Loan loss provision	445	900	2,700
Net amortization of loan fees, net of cost	(414)	(51)	(105)
Decrease (increase) in interest income receivable	1,327	(1,007)	1,217
Increase in other assets	(5,712)	(3,961)	(2,936)
Stock option compensation expense	2,504	2,394	3,348
Excess tax benefits from stock-based compensation	(1,867)	(1,761)	(2,236)
Decrease in income taxes payable	(423)	(1,331)	(3,779)
Increase in interest expense payable	1,875	2,067	43
Increase in other liabilities	1,452	3,472	7,020
Impairment of investment securities	0	0	7,180
Loss (gain) on sale of securities	0	4,903	(2,169)
Loss on extinguishment of debt	0	0	2,204
Gain on sale of real estate and other assets	(239)	(3,700)	(402)
Net loss on sales/write-down of fixed assets	6	39	47
Originations of loans for resale	(860)	(484)	(3,988)
Net proceeds from sale of loans originated for resale	869	483	3,955
Net gain on sale of property acquired in satisfaction of debt	0	(24)	(231)

Net Cash Provided by Operating Activities	107,990	117,790	111,290

Investing Activities
Net cash issued in mergers and acquisitions	0	(35,210)	0
Net repayments of loans	139,280	66,942	20,778
Purchases of investment securities available for sale	(30,832)	(19,208)	(96,027)
Proceeds from maturity/calls of securities available for sale	78,068	104,832	348,027
Proceeds from sale of securities available for sale	0	196,216	209,173
Purchases of investment securities held to maturity	0	(232,203)	(890,836)
Proceeds from maturity/calls of securities held to maturity	172,125	165,447	158,929
Purchases of property, plant and equipment	(1,008)	(1,655)	(3,390)
Proceeds from sale of property and equipment	420	4,533	0
Proceeds from maturity/sale of money market assets	0	6	0
Purchases of FRB/FHLB securities	(141)	(4,414)	0
Proceeds from sale of FRB/FHLB securities	247	1,547	0
Proceeds from sale of other real estate owned	0	64	321

Net Cash Provided (Used) In Investing Activities	358,159	246,897	(253,025)

Financing Activities
Net (decrease) increase in deposits	(329,367)	(107,498)	119,628
Net (decrease) increase in short-term borrowings	(43,196)	(47,649)	144,776
Repayments to the Federal Home Loan Bank	0	0	(107,204)
Repayments of notes payable	(3,362)	(3,338)	(3,214)
Exercise of stock options/issuance of shares	12,755	9,830	12,572
Excess tax benefit from stock-based compensation	1,867	1,761	2,236
Retirement of common stock including repurchases	(88,981)	(95,351)	(55,444)
Dividends paid	(40,696)	(39,322)	(35,090)

Net Cash (Used) Provided By Financing Activities	(490,980)	(281,567)	78,260

Net (Decrease) Increase In Cash and Cash Equivalents	(24,831)	83,120	(63,475)

Cash and Cash Equivalents at Beginning of Year	209,273	126,153	189,628

Cash and Cash Equivalents at End of Year	$184,442	$209,273	$126,153

Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$647	$40	$0
Unrealized gain (loss) on securities available for sale, net	362	(7,756)	(3,553)

The acquisition of Redwood Empire Bancorp involved the following:
Cash issued	—	57,128	—
Common stock issued	—	89,538	—
Fair value of liabilities assumed	—	500,659	—
Fair value of assets acquired, other than cash and cash equivalents	—	(495,596)	—
Core deposit intangible	—	(16,600)	—
Customer based intangible — merchant draft processing	—	(10,300)	—
Goodwill	—	(102,911)	—
Net Cash and Cash Equivalents Received	—	21,918	—

Supplemental disclosure of cash flow activity:
Interest paid for the period	67,143	46,325	21,149
Income tax payments for the period	37,353	39,414	37,432

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
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
Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses.”
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
A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies, actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security, the financial condition, capital strength and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.
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

Loans. Loans are stated at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. Interest is accrued daily on the outstanding principal balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status (“performing nonaccrual loans”) even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal. Certain consumer loans or auto receivables are charged to the allowance for credit losses when they become 120 days past due. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect both the contractual interest and principal payments as scheduled in the loan agreement. Income recognition on impaired loans conforms to that used on nonaccrual loans.
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
Allowance for Credit Losses. The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for credit losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to competitive factors.
Other Real Estate Owned. Other real estate owned is comprised of property acquired through foreclosure proceedings, acceptances of deeds-in-lieu of foreclosure and some vacated bank properties. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses. Other real estate owned is recorded at the lower of the related loan balance or fair value of the collateral, generally based upon an independent property appraisal, less estimated disposition costs. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Subsequent losses incurred due to any decline in annual independent property appraisals are recognized as noninterest expense. Routine holding costs, such as property taxes, insurance and maintenance, and losses from sales and dispositions, are recognized as noninterest expense.
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

Intangible assets. Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, Management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is annually evaluated for impairment.
Impairment of Long-Lived Assets. The Company reviews its long-lived and certain intangible assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
Stock Options. Effective January 1, 2006, the Company adopted FASB Statement No.123(revised 2004), Share-Based Payment (SFAS No. 123(R)) on a modified retrospective basis. SFAS No. 123(R) requires the Company to begin using the fair value method to account for stock based awards granted to employees in exchange for their services. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option plans using the intrinsic value method, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prior intrinsic value method, compensation expense was recorded for stock options only if the price of the underlying stock on the date of grant exceeded the exercise price of the option. The Company’s historical stock option grants were awarded with exercise prices equal to the prevailing price of the underlying stock on the dates of grant; therefore, no compensation expense was recorded using the intrinsic value method. The Company’s recognition of compensation expense for restricted performance share grants has not changed with the adoption of SFAS No. 123(R). The Company has recognized compensation expense for historical restricted performance share grants over the relevant attribution period. Restricted performance share grants have no exercise price, therefore, the intrinsic value is measured using an estimated per share price at the vesting date for each restricted performance share. The estimated per share price is adjusted during the attribution period to reflect actual stock price performance. The Company’s obligation for unvested outstanding restricted performance share grants is classified as a liability until the vesting date, at which time the issued shares become classified as shareholders’ equity.
Earnings Per Share. Basic earnings per share are computed by dividing net income by the average number of shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the average number of shares outstanding during the year plus the impact of dilutive common stock equivalents.
Calculation of basic and diluted net income per share follow:

(In thousands, except per share data)	2006	2005	2004

Weighted average number of common shares outstanding — basic	31,202	32,291	31,821

Dilutive stock options	537	606	640

Weighted average number of common shares outstanding — diluted	31,739	32,897	32,461

Net income	$98,806	$106,041	$93,259

Basic earnings per share	$3.17	$3.28	$2.93

Diluted earnings per share	3.11	3.22	2.87

For the years ended December 31, 2006, 2005, and 2004, options to purchase 719 thousand, 294 thousand and 135 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.
Extinguishment of Debt. Gains and losses, including fees, incurred in connection with the early extinguishment of debt are charged to current earnings as reductions in noninterest income.
Postretirement Benefits. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to eligible employees electing early retirement until age 65. The Company pays a portion of these early retirees’ insurance premium which are determined at their date of retirement. The Company reimburses a portion of Medicare Part B premiums for all retirees and spouses over 65. The Company does not fund its post-retirement benefit plan.
Other. Securities and other property held by the Bank in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries.
Recently Issued Accounting Pronouncements
In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments, which amends FAS 133, Accounting for Derivatives and Hedging Activities, and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Hybrid financial instruments are single financial instruments that contain an embedded derivative. Under FAS 155, entities can elect to record certain hybrid financial instruments at fair value as individual financial instruments. Prior to this amendment, certain hybrid financial instruments were required to be separated into two instruments — a derivative and host — and generally only the derivative was recorded at fair value. FAS 155 also requires that beneficial interests in securitized assets be evaluated for either freestanding or embedded derivatives. FAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. FAS 155 will have no effect on our consolidated financial statements on the date of adoption.
In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 supplements FAS 109, “Accounting for Income Taxes,” by defining the threshold for recognizing tax benefits in the financial statements as “more likely than not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more likely than not” criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amounts and probabilities of the outcomes upon settlement. The Company will adopt FIN 48 effective January 1, 2007, as required. The cumulative effect of applying the new requirements must be reflected as adjustments to the Company’s retained earnings as of January 1, 2007. At December 31, 2006, the Company’s reserve for uncertain tax positions was less than $1 million; any adjustment to retained earnings will be immaterial.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company has historically focused on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements. With a focus on the income statement, the Company’s analysis can lead to the accumulation of misstatements in the balance sheet. In applying SAB 108, the Company must also consider accumulated misstatements in the balance sheet. SAB 108 permits companies to initially apply its provisions by recording the cumulative effect of misstatements as adjustments to the balance sheet as of the first day of the fiscal year, with an offsetting adjustment recorded to retained earnings, net of tax. The Company has adopted SAB 108 with an adjustment to reduce other liabilities by $3 million, with a corresponding increase to retained earnings of $1.8 million, net of tax. The $3 million overstatement of other liabilities accumulated over seventeen years, as the liability accrued for stock-based compensation exceeded the amount paid to employees. These misstatements had not previously been material to the income statements for any of those prior periods.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 requires recognition of the funded status of the Company’s benefit plans as a net liability or asset, which requires an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. The Company adopted these recognition and disclosure provisions of FAS 158 effective December 31, 2006, which required recognition of the previously unrecognized transition obligation for the Company’s postretirement medical benefit program. The following table illustrates the adjustments recorded to adopt FAS 158:
Incremental Effect of Applying FAS 158
on Individual Line Items in the Statement of Financial Position
December 31, 2006
(in thousands)

	Before		After
	Application of		Application of
	FAS 158	Adjustments	FAS 158

Liability for postretirement	$3,757	$673	$4,430
Net deferred tax asset	39,561	279	39,840
Total liabilities	4,344,427	673	4,345,100
Accumulated other comprehensive income	2,244	(394)	1,850
Total stockholders’ equity	424,629	(394)	424,235
FAS 158 requires the Company to measure its benefit obligations as of the balance sheet date effective December 31, 2008. The Company currently uses a September 30 measurement date.
In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. FAS 157 is effective for the year beginning January 1, 2008, with early adoption permitted on January 1, 2007. The Company does not expect that the adoption of FAS 157 will have a material effect on its consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FAS 159”). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management is currently evaluating the effects of adopting FAS No. 159 on its consolidated financial statements.
Note 2: Business Combinations
In a business combination, the results of operations of the acquired entity are included in the consolidated financial statements from the date of acquisition. Assets and liabilities of the entity acquired are recorded at fair value on the date of acquisition and goodwill is recorded as the excess of the purchase price over the fair value of the net assets acquired (including identifiable intangible assets such as core deposits). See “Intangible Assets” below.
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
The following supplemental pro forma information discloses selected financial information for the periods indicated as though the acquisition had been completed at the beginning of each year presented (unaudited):

	Year ended
	December 31,
	2005*	2004*
	(In thousands, except per share data)
Earnings as reported:
Revenue	$253,688	$233,814
Net income	106,041	93,259
Basic EPS	$3.28	$2.93
Diluted EPS	3.22	2.87
Pro forma merger adjustments:
Revenue	$5,509	$30,592
Net income	1,007	5,219
Pro forma earnings after merger adjustments:
Revenue	$259,197	$264,406
Net income	107,048	98,478
Basic EPS	$3.28	$2.94
Diluted EPS	3.22	2.89
The estimated fair value of assets acquired and liabilities assumed are as follows (unaudited):

2005
Balances as of March 1,	(In thousands)
Assets acquired:
Cash and cash equivalents	$21,918
Investment securities held to maturity	14,063
Investment securities available for sale	31,392
Loans	438,910
Allowance for loan losses	(5,213)
Identifiable intangibles	26,900
Goodwill	102,911
Other assets	18,500

Total assets acquired	$649,381

Liabilities assumed
Deposits	$368,689
Subordinated debt	22,189
Other liabilities	109,781

Total liabilities assumed	$500,659

Purchase price:
Cash issued	$57,128
Common stock issued	89,538
Capitalized acquisition costs	2,056

Total purchase price	$148,722

*Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
Note 3: Investment Securities
The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2006, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$332,587	$13	($8,337)	$324,263
Obligations of States and political subdivisions	201,777	5,834	(31)	207,580
Asset-backed securities	10,266	7	0	10,273
Other securities	67,022	7,086	(699)	73,409

Total	$611,652	$12,940	($9,067)	$615,525

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2006, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$585,345	$93	($13,406)	$572,032
Obligations of States and political subdivisions	579,747	6,645	(2,688)	583,704

Total	$1,165,092	$6,738	($16,094)	$1,155,736

The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2005, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$341,259	$6	($10,091)	331,174
Obligations of States and political subdivisions	214,297	8,251	(44)	222,504
Asset-backed securities	11,306	0	(50)	11,256
Corporate bonds	25,151	126	(147)	25,130
Other securities	67,128	5,764	(568)	72,324

Total	$659,141	$14,147	($10,900)	$662,388

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2005, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$740,891	$210	($15,430)	$725,671
Obligations of States and political subdivisions	596,325	6,857	(5,071)	598,111

Total	$1,337,216	$7,067	($20,501)	$1,323,782

The amortized cost and estimated market value of securities at December 31, 2006, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$6,073	$6,126	$39,387	$39,144
1 to 5 years	196,654	193,985	160,889	158,409
5 to 10 years	143,147	147,744	189,846	192,528
Over 10 years	21,059	21,146	349,625	350,625

Subtotal	366,933	369,001	739,747	740,706
Mortgage-backed	177,697	173,115	425,345	415,030
Other securities	67,022	73,409	0	0

Total	$611,652	$615,525	$1,165,092	$1,155,736

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2006 and 2005, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2006, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$24,580	($324)	$282,147	($8,013)	$306,727	($8,337)
Obligations of States and political subdivisions	964	(2)	2,983	(29)	3,947	(31)
Other securities	19,156	(699)	0	0	19,156	(699)

Total	44,700	(1,025)	285,130	(8,042)	329,830	(9,067)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2006, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$28,731	($168)	$535,774	($13,238)	$564,505	($13,406)
Obligations of States and political subdivisions	100,252	(530)	120,441	(2,158)	220,693	(2,688)

Total	128,983	(698)	656,215	(15,396)	785,198	(16,094)

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2005, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$80,651	($1,479)	$249,547	($8,613)	$330,198	($10,092)
Obligations of States and political subdivisions	3,205	(20)	2,708	(23)	5,913	(43)
Asset-backed securities	9,948	(50)	0	0	9,948	(50)
Corporate bonds	4,857	(147)	0	0	4,857	(147)
Other securities	24,287	(568)	0	0	24,287	(568)

Total	122,948	(2,264)	252,255	(8,636)	375,203	(10,900)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2005, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$322,727	($4,679)	$383,572	($10,751)	$706,299	($15,430)
Obligations of States and political subdivisions	236,116	(2,969)	66,273	(2,102)	302,389	(5,071)

Total	558,843	(7,648)	449,845	(12,853)	1,008,688	(20,501)

Substantially all of the securities set forth in the two preceding tables are investment-grade debt securities which have experienced a decline in fair value due to changes in market interest rates, not in estimated cash flows. Since the Company has the intent and ability to retain its investment in these securities for a period of time to allow for any anticipated recovery in market value, no other than temporary impairment was recorded on these securities during 2005 and 2006.
In the fourth quarter of 2004, the Company recognized a $7.2 million securities impairment writedown to market value of certain issues of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock held in the available for sale investment portfolio. The writedown was recorded as a reduction to noninterest income. The after-tax effect was $4.2 million, net of tax benefits of $3.0 million. At December 31, 2005, the Company held FNMA and FHLMC preferred stock with a cost basis of $63.9 million and a tax-equivalent dividend yield of 7.65%. At December 31, 2006, the Company held FNMA and FHLMC preferred stock with a cost basis of $63.9 million and a tax-equivalent dividend yield of 8.82%.
As of December 31, 2006, $937.9 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $842.3 million in 2005. The Bank is a member of the Federal Reserve Bank (“FRB”) and held Federal Reserve Bank stock stated at cost of $11.3 million at December 31, 2006 and $11.3 million at December 31, 2005.

Note 4: Loans and Allowance for Credit Losses
Loans at December 31 consisted of the following:

	2006	2005
	(In thousands)
Commercial	$556,564	$678,168

Real estate-commercial	907,259	916,757
Real estate-construction	70,650	72,095
Real estate-residential	507,553	508,174

Total real estate loans	1,485,462	1,497,026

Installment and personal	489,708	497,027

Gross loans	2,531,734	2,672,221
Allowance for loan losses	(55,330)	(55,849)

Net loans	$2,476,404	$2,616,372

There were no loans held for sale at December 31, 2006 and 2005.
The following summarizes the allowance for credit losses of the Company for the periods indicated:

	2006	2005	2004
	(In thousands)
Balance at January 1,	$59,537	$54,152	$53,910
Provision for loan losses	445	900	2,700
Provision for unfunded credit commitment losses	5	0	0
Loans charged off	(3,622)	(2,738)	(5,593)
Recoveries of loans previously charged off	2,658	2,010	3,135

Acquisition	—	5,213	—

Balance at December 31,	$59,023	$59,537	$54,152

Components:
Allowance for loan losses	$55,330	$55,849	$54,152
Reserve for unfunded credit commitments (1)	3,693	3,688	—

Allowance for credit losses	$59,023	$59,537	$54,152

(1)	Effective December 31, 2005, the Company transferred the portion of the allowance for loan losses related to lending commitments and letters of credit to other liabilities.
At December 31, specific impaired loans were $493 thousand for 2006 compared with $117 thousand for 2005. Total reserves allocated to these loans were $493 thousand for 2006 and $117 thousand for 2005. For the year ended December 31, 2006, the average recorded net investment in impaired loans was approximately $234 thousand compared with $29 thousand and $731 thousand, for the years ended December 31, 2005 and 2004, respectively. In general, the Company does not recognize any interest income on troubled debt restructuring or on loans that are classified as nonaccrual. The Company had no troubled debt restructurings at December 31, 2006. For other impaired loans, interest income may be recorded as cash is received, provided that the Company’s recorded investment in such loans is deemed collectible.
Nonaccrual loans at December 31, 2006 and 2005 were $4.5 million and $6.3 million, respectively. The following is a summary of the effect of nonaccrual loans on interest income for the years ended December 31:

	2006	2005	2004
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$$502	$556	$462
Less: Interest income recognized on nonaccrual loans	(488)	(353)	(439)

Total reduction of interest income	$14	$203	$23

There were no commitments to lend additional funds to borrowers whose loans are included above.
Note 5: Concentration of Credit Risk
The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $80.5 million and $62.4 million at December 31, 2006 and 2005, respectively. The Company requires collateral on all real estate loans and generally attempts to maintain loan-to-value ratios no greater than 75% on commercial real estate loans and no greater than 80% percent on residential real estate loans unless covered by mortgage insurance.

Note 6: Premises and Equipment
Premises and equipment as of December 31 consisted of the following:

		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
	(In thousands)
2006
Land	$8,858	$—	$8,858
Buildings and improvements	33,549	(17,788)	15,761
Leasehold improvements	5,823	(4,405)	1,418
Furniture and equipment	14,258	(10,107)	4,151

Total	$62,488	($32,300)	$30,188

2005
Land	$8,858	$—	$8,858
Buildings and improvements	33,640	(16,533)	17,107
Leasehold improvements	5,599	(3,926)	1,673
Furniture and equipment	14,166	(8,583)	5,583

Total	$62,263	($29,042)	$33,221

Depreciation and amortization included in noninterest expense amounted to $3.9 million in 2006, $4.1 million in 2005, and $3.9 million in 2004.
Note 7: Goodwill and Identifiable Intangible Assets
The following table summarizes the Company’s goodwill and identifiable intangible assets as of January 1 and December 31 for 2006 and 2005. In 2006, goodwill relating to the REBC acquisition was reduced by $193 thousand related to stock options issued in connection with the acquisition and increased $5 thousand related to accrued expenses. In connection with the acquisition of REBC in the first quarter of 2005, the Company recorded goodwill of $109 million and identifiable intangibles of $27 million in accordance with the purchase method of accounting. In 2005, goodwill relating to the REBC acquisition was subsequently reduced by $6 million, of which related to the premium received on the required divestiture of a former REBC branch office and purchase accounting adjustments for stock options and taxes.

	At			At
	January 1,			December 31,
	2006	Additions	Reductions	2006
(In thousands)
Goodwill	$125,879	$5	($193)	$125,691
Accumulated Amortization	(3,972)	0	0	(3,972)

Net	$121,907	$5	($193)	$121,719

Core Deposit Intangibles	$24,383	$0	$0	$24,383
Accumulated Amortization	(6,972)	0	(2,280)	(9,252)
Merchant Draft Processing Intangible	10,300	0	0	10,300
Accumulated Amortization	(1,541)	0	(1,808)	(3,349)

Net	$26,170	$0	($4,088)	$22,082

	At			At
	January 1,			December 31,
	2005	Additions	Reductions	2005
(In thousands)
Goodwill	$22,968	$108,507	($5,596)	$125,879
Accumulated Amortization	(3,972)	0	0	(3,972)

Net	$18,996	$108,507	($5,596)	$121,907

Core Deposit Intangibles	$7,783	$16,600	$0	$24,383
Accumulated Amortization	(4,889)	0	(2,083)	(6,972)
Merchant Draft Processing Intangible	0	10,300	0	10,300
Accumulated Amortization	0	0	(1,541)	(1,541)

Net	$2,894	$26,900	($3,624)	$26,170

At December 31, 2006, the estimated amortization of core deposit intangibles, in thousands of dollars, annually through 2011 is $2,153, $2,021, $1,859, $1,636 and $1,386 respectively. The weighted average remaining amortization period for core deposit intangibles is 12 years. At December 31, 2006, the estimated amortization of merchant draft processing intangible, in thousands of dollars, annually through 2011 is $1,500, $1,200, $962, $774 and $624, respectively. The merchant draft processing intangibles’ estimated amortization period is 11 years.
Note 8: Deposits and Borrowed Funds
Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, were as follows:

	2006	2005
	(In thousands)
Senior Fixed-rate note(1)	$15,000	$15,000
Fixed-rate note(2)	0	3,214

Total senior debt — Parent	15,000	18,214

Subordinated
Fixed-rate note(3)	11,899	12,034
Adjustable-rate note(4)	10,021	10,033

Total subordinated debt — Parent	21,920	22,067

Total debt financing and notes payable — Parent	$36,920	$40,281

(1)	Senior note, issued by Westamerica Bancorporation, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity.

(2)	Senior notes, issued by Westamerica Bancorporation, originated in February 1996 and matured February 1, 2006. Interest of 7.11% per annum is payable semiannually on February 1 and August 1, with annual principal payments commencing February 1, 2000 and the remaining principal amount due at maturity.

(3)	Subordinated debt, assumed by Westamerica Bancorporation March 1, 2005, originated February 22, 2001. Par amount $10,000, interest of 10.2% per annum, payable semiannually. Matures February 22, 2031, redeemable February 22, 2021 at par and February 22, 2011 at a premium.

(4)	Subordinated debt, assumed by Westamerica Bancorporation March 1, 2005, originated July 22, 2003. Par amount $10,000, interest of 6.35% per annum, payable quarterly. Interest coupon resets to three-month LIBOR plus 3.1% per annum effective July 22, 2008. Matures July 22, 2038, redeemable July 22, 2008 at par.
The senior notes are subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is in compliance with all of the covenants in the senior notes indenture as of December 31, 2006.
Short-term borrowed funds include federal funds purchased, business customers’ sweep accounts, outstanding amounts under a $35 million unsecured line of credit, and securities sold with repurchase agreements which are held in the custody of independent securities brokers. Interest paid on time deposits with balances in excess of $100 thousand was $21.0 million in 2006 and $11.6 million in 2005. The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	2006			2005
	Balance		Weighted	Balance		Weighted
	At	Average	Average	At	Average	Average
	December 31,	Balance	Rate	December 31,	Balance	Rate
	(In thousands)			(In thousands)
Federal funds purchased	$551,000	$525,068	5.02%	$575,925	$550,523	3.24%
Sweep accounts	134,634	140,363	0.25	158,153	140,362	0.25
Securities sold under repurchase agreements	25,830	53,439	3.39	26,825	13,429	2.30
Line of credit	20,513	16,100	5.33	14,270	12,670	3.50
Time deposits Over $100 thousand	499,962	504,980	4.17	486,069	444,862	2.58

Note 9: Shareholders’ Equity
The Company grants stock options and restricted performance shares (RPSs) to employees in exchange for employee services, pursuant to the shareholder-approved 1995 Stock Option Plan, which was amended and restated in 2003. Stock options are granted with an exercise price equal to the fair market value of the related common stock on the grant date and generally became exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each stock option has a maximum ten-year term. A restricted performance share grant becomes vested after three years of being awarded, provided the Company has attained its performance goals for such three-year period.
Effective January 1, 2006, the Company adopted FASB Statement No.123(revised 2004), Share-Based Payment (SFAS No. 123(R)) on a modified retrospective basis. SFAS No. 123(R) requires the Company to begin using the fair value method to account for stock based awards granted to employees in exchange for their services. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option plans using the intrinsic value method, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prior intrinsic value method, compensation expense was recorded for stock options only if the price of the underlying stock on the date of grant exceeded the exercise price of the option. The Company’s historical stock option grants were awarded with exercise prices equal to the prevailing price of the underlying stock on the dates of grant; therefore, no compensation expense was recorded using the intrinsic value method. The Company’s recognition of compensation expense for restricted performance share grants has not changed with the adoption of SFAS No. 123(R). The Company has recognized compensation expense for historical restricted performance share grants over the relevant attribution period. Restricted performance share grants have no exercise price, therefore, the intrinsic value is measured using an estimated per share price at the vesting date for each restricted performance share. The estimated per share price is adjusted during the attribution period to reflect actual stock price performance. The Company’s obligation for unvested outstanding restricted performance share grants is classified as a liability until the vesting date, at which time the issued shares become classified as shareholders’ equity.
The scope of SFAS 123(R) includes a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123(R) requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. In applying the “modified retrospective” method to implement SFAS No. 123 (R), the Company adjusted the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards that were granted, modified or settled in the fiscal years beginning after December 15, 1994 on a basis consistent with the pro forma disclosures required by Statement 123. Accordingly, compensation costs and the related tax effects are recognized in those financial statements as though awards for those periods before the effective date of Statement 123(R) had been accounted for under Statement 123. In addition, the opening balances of common stock, deferred taxes and retained earnings for the earliest year presented are adjusted to reflect the cumulative effect of the modified retrospective application on earlier periods.
The following table summarizes information about stock options granted under the Plans as of December 31, 2006. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the shares. The market value as of December 31, 2006 was $50.63 per share as reported by the NASDAQ Global Select Market:

	Options Outstanding				Options Exercisable
	Number	Aggregate	Weighted			Aggregate	Weighted
	Outstanding	Intrinsic	Average	Weighted		Intrinsic	Average	Weighted
Range of	at 12/31/2006	Value	Remaining	Average	Number	Value	Remaining	Average
Exercise	(in	(in	Contractual	Exercise	Exercisable	(in	Contractual	Exercise
Price	thousands)	thousands)	Life (yrs)	Price	at 12/31/2006	thousands)	Life (yrs)	Price

$ 10 - 15	11	$412	1.4	$13	11	$412	1.4	$13
15 - 20	1	25	1.4	17	1	25	1.4	17
20 - 25	383	10,204	3.1	24	383	10,204	3.1	24
32 - 33	218	3,892	1.1	33	218	3,892	1.1	33
33 - 35	248	3,978	2.1	35	248	3,978	2.1	35
35 - 40	644	7,484	4.5	39	644	7,484	4.5	39
40 - 45	417	4,123	5.9	41	417	4,123	5.9	41
45 - 50	447	456	6.9	50	298	304	6.8	50
50 - 55	695	0	8.3	53	157	0	7.8	53

$ 10 - 55	3,064	$30,574	5.3	$41	2,377	$$30,422	4.5	$38

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black — Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2006, 2005 and 2004, the Company granted 258 thousand, 560 thousand, and 540 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the
	Twelve months ended
	December 31,
	2006	2005	2004

Expected volatility*1	16%	15%	15%
Expected life in years*2	4.0	7.0	7.0
Risk-free interest rate*3	4.41%	3.91%	3.41%
Expected dividend yield	2.63%	2.47%	2.25%
Fair value per award	$6.54	$6.61	$6.93

*1	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.

*2	the expected life is the number of years that the Company estimates that the options will be outstanding prior to exercise

*3	the risk-free rate for periods within the contractual term of the option is based on the US Treasury yield curve in effect at the time of the grant
Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options is 2.2 million.
The impact of adopting SFAS 123(R) is summarized in the following table (in thousands, except per share data):

	For the twelve months ended December 31,
	2006		2005		2004
	Intrinsic	Fair	Intrinsic	Fair	Intrinsic	Fair
	Value	Value	Value	Value	Value	Value
	Method	Method	Method	Method	Method	Method

Income before income taxes	$136,929	$134,425	$147,932	$145,538	$132,363	$129,015
Net income	100,271	98,806	107,441	106,041	95,218	93,259
Net earnings per share — basic	$3.21	$3.17	$3.33	$3.28	$2.99	$2.93
Net earnings per share — diluted share	3.16	3.11	3.27	3.22	2.93	2.87
Cash flow provided by operations	$109,857	$107,990	$119,551	$117,790	$113,526	$111,290
Cash flow (used in) provided by financing activities	(492,847)	(490,980)	(283,328)	(281,567)	76,024	78,260
A summary of option activity during the twelve months ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	(In	Exercise	Contractual
	Thousands)	Price	Term

Outstanding at January 1, 2006	3,269	$39.13
Granted	258	52.56
Exercised	(408)	31.22
Forfeited or expired	(55)	52.18

Outstanding at December 31, 2006	3,064	41.08	5.3

Exercisable at December 31, 2006	2,377	37.96	4.5 years

A summary of the Company’s nonvested option activity during the twelve months ended December 31, 2006 is presented below.

		Weighted
		Average
	Shares	Grant
	(In	Date
	Thousands)	Fair Value

Nonvested at January 1, 2006	968
Granted	258
Vested	(487)
Forfeited	(52)

Nonvested at December 31, 2006	687	$6.66

The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the twelve months ended December 31, 2006, 2005 and 2004 was $6.54, $6.61 and $6.93 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2006 is $3.3 million and the weighted average period over which the cost is expected to be recognized is 1.7 years.
The total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $7.8 million, $9.8 million and $8.6 million, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2006, 2005 and 2004 was $1.0 million, $1.1 million and $789 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2006, 2005 and 2004 was $3.6 million, $4.1 million, and $4.5 million, respectively. The actual tax benefit recognized for the tax deductions from the exercise of options totaled $1.9 million, $1.8 million and $2.2 million, respectively, for the twelve months ended December 31, 2006, 2005 and 2004.
A summary of the status of the Company’s restricted performance shares as of December 31, 2006 and 2005 and changes during the twelve months ended on those dates, follows (in thousands):

	2006	2005	2004

Outstanding at January 1,	44	58	54
Granted	15	21	20
Issued upon vesting	(20)	(21)	(16)
Forfeited	(2)	(14)	0

Outstanding at December 31,	37	44	58

As of December 31, 2006 and 2005, the restricted performance shares had a weighted-average contractual life of 1.2 years. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $606 thousand and $525 thousand for the twelve month ended December 31, 2006 and 2005, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2006 and 2005. The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2006, 1.4 million shares remained available to repurchase under such plans.
Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2006, no shares of Class B Common Stock or Preferred Stock had been issued.
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

Note 10: Risk-Based Capital
The Company and the Bank are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock less goodwill and other deductions including the unrealized net gains and losses, after taxes, of available for sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt issued by the Company and the allowance for loan losses, subject to limitations within the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to various categories of balance sheet assets and unfunded commitments to extend credit, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
As of December 31, 2006, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
The following table shows capital ratios for the Company and the Bank:

					To Be Well
					Capitalized Under
					the FDICIA
		For Capital			Prompt Corrective
December 31, 2006	Adequacy Purposes				Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$339,114	11.09%	$244,564	8.00%	$305,705	10.00%
Westamerica Bank	341,687	11.34%	241,040	8.00%	301,301	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated Company	298,576	9.77%	122,282	4.00%	183,423	6.00%
Westamerica Bank	297,700	9.88%	120,520	4.00%	180,780	6.00%

Leverage Ratio *
Consolidated Company	298,576	6.42%	185,996	4.00%	232,495	5.00%
Westamerica Bank	297,700	6.46%	184,309	4.00%	230,386	5.00%

					To Be Well
					Capitalized Under
					the FDICIA
	For Capital				Prompt Corrective
December 31, 2005	Adequacy Purposes				Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$339,881	10.40%	$261,378	8.00%	$326,723	10.00%
Westamerica Bank	351,842	10.88%	258,708	8.00%	323,385	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated Company	296,746	9.08%	130,689	4.00%	196,034	6.00%
Westamerica Bank	305,138	9.44%	129,354	4.00%	194,031	6.00%

Leverage Ratio *
Consolidated Company	296,746	6.01%	197,640	4.00%	247,050	5.00%
Westamerica Bank	305,138	6.22%	196,368	4.00%	245,460	5.00%

*	The leverage ratio consists of Tier 1 capital divided by quarterly average assets excluding certain intangible assets. The minimum leverage ratio guideline is 3.00% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.

Note 11: Income Taxes
Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts reported in the financial statements of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Amounts for the current year are based upon estimates and assumptions as of the date of these financial statements and could vary significantly from amounts shown on the tax returns as filed.
The components of the net deferred tax asset as of December 31 are as follows:

	2006	2005*

	(In thousands)
Deferred tax asset
Allowance for credit losses	$24,817	$25,033
State franchise taxes	4,591	5,204
Deferred compensation	15,771	16,553
Interest on nonaccrual loans	189	147
Post retirement benefits	1,803	1,443
Other reserves	787	820
Impaired asset writedown	3,019	3,019
Other	1,325	1,401

Subtotal deferred tax asset	52,302	53,620
Valuation allowance	0	0

Total deferred tax asset	52,302	53,620

Deferred tax liability
Net deferred loan costs	262	195
Fixed assets	217	484
Intangible assets	9,551	11,047
Securities available for sale	1,628	1,365
Leases	403	531
Other	401	417

Total deferred tax liability	12,462	14,039

Net deferred tax asset	$39,840	$39,581

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with
Interest Receivable and Other Assets in the Consolidated Balance Sheets.
The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

	2006	2005*	2004*

	(In thousands)
Current income tax expense:
Federal	$24,085	$30,888	$30,577
State	12,957	13,895	14,645

Total current	37,042	44,783	45,222

Deferred income tax benefit:
Federal	(1,069)	(4,097)	(7,537)
State	(354)	(1,189)	(1,929)

Total deferred	(1,423)	(5,286)	(9,466)

Provision for income taxes	$35,619	$39,497	$35,756

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate of 35% to income before taxes for the years ended December 31, as follows:

	2006	2005*	2004*

	(In thousands)
Federal income taxes due at statutory rate	$47,049	$50,938	$45,156
Reductions in income taxes resulting from:
Interest on state and municipal securities not taxable for federal
income tax purposes	(14,422)	(15,282)	(13,981)
State franchise taxes, net of federal income tax benefit	8,192	8,259	8,266
Costs related to acquisitions	0	70	49
Low income housing tax credits	(2,108)	(2,299)	(1,925)
Dividend receivable deduction	(951)	(947)	(923)
Other	(2,141)	(1,242)	(886)

Provision for income taxes	$35,619	$39,497	$35,756

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
At December 31, 2006, the company had no net operating loss and general tax credit carryforwards for tax return purposes.
Note 12: Fair Value of Financial Instruments
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

	2006	2005

	(In thousands)
Cash and cash equivalents	$184,442	$209,273
Money market assets	567	534
Interest and taxes receivable	69,036	60,733
Noninterest bearing and interest-bearing transaction and savings deposits	2,794,955	3,100,625
Short-term borrowed funds	731,977	775,173
Interest payable	6,668	4,793

The fair values at December 31 of the following financial instruments were estimated using quoted market prices:

	2006		2005

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Investment securities available for sale	$615,525	$615,525	$662,388	$662,388
Investment securities held to maturity	1,165,092	1,155,736	1,337,216	1,323,782

Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their maximum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $55.3 million in 2006 and $55.8 million in 2005 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The book values and the estimated fair values of loans at December 31 were:

	2006		2005

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Loans	$2,476,404	$2,455,393	$2,616,372	$2,597,931

The fair values of time deposits and notes payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values at December 31 were:

	2006		2005

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Time deposits	$721,779	$716,217	$745,476	$741,127
Senior notes payable	15,000	14,027	18,214	17,089
Subordinated notes	21,920	20,870	22,067	21,485

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.
Note 13: Lease Commitments
Twenty-seven banking offices and a centralized administrative service center are owned and sixty-nine facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.
Minimum future rental payments, net of sublease income, at December 31, 2006, are as follows:

(In thousands)
2007	$6,103
2008	5,659
2009	4,674
2010	4,233
2011	3,704
Thereafter	8,251

Total minimum lease payments	$32,624

Total rentals for premises and equipment, net of sublease income, included in noninterest expense were $5.8 million in 2006, $5.1 million in 2005 and $4.8 million in 2004.
Note 14: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $490.8 million and $491.1 million at December 31, 2006 and 2005, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $20.1 million and $30.1 million at December 31, 2006 and 2005, respectively.
Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations.
Note 15: Retirement Benefit Plans
The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Eligible employees become vested in account balances subject to a five-year cliff vesting schedule. Company contributions charged to noninterest expense were $1.1 million in 2006 and $1.6 million in 2005 and 2004.
In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The Company makes matching contributions to employee accounts which vest immediately; such contributions charged to compensation expense were $1.3 million in 2006 and $1.5 million in 2005 and 2004.

The Company offers a continuation of group insurance coverage to qualifying employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ insurance premiums which are determined at their date of retirement. The Company reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company uses a September 30 measurement date for determining post-retirement benefit calculations.
The following tables set forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the post-retirement benefit plan and the change in the benefit obligation as of December 31:
Net Periodic Benefit Cost

(In thousands)	2006	2005	2004

Service cost	$18	$189	$190
Interest cost	258	211	196
Amortization of unrecognized transition obligation	61	61	61

Net periodic cost	$337	$461	$447

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income

Unamortized transition obligation, net of tax	394	—	—

Total recognized in accumulated other comprehensive income	394	—	—

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$731	—	—

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.
Obligation and Funded Status

(In thousands)	2006	2005	2004

Change in benefit obligation Benefit obligation at beginning of year	$4,297	$4,016	$3,736
Service cost	18	189	190
Interest cost	258	211	196
Benefits paid	(143)	(119)	(106)

Benefit obligation at end of year	$4,430	$4,297	$4,016

Accumulated post retirement benefit obligation attributable to:
Retirees	$3,233	$2,933	$2,686
Fully eligible participants	956	1,116	1,067
Other	241	248	263

Total	$4,430	$4,297	$4,016

Fair value of plan assets	$—	$—	$—

Accumulated post retirement benefit obligation in excess of plan assets	$4,430	$4,297	$4,016

Comprised of:
Unrecognized transition obligation	$0	$734	$795
Recognized post-retirement obligation	4,430	3,563	3,221

Total	$4,430	$4,297	$4,016

Additional Information
Assumptions

	2006	2005	2004

Weighted-average assumptions used to determine benefit obligations at December 31

Discount rate	6.00%	5.50%	5.25%

Weighted-average assumptions used to determine net periodic benefit cost at December 31

December 31	5.50%	5.25%	5.25%
The above discount rate is based on the Corporate Aa 25-year bond rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits, which is considered in estimating the increase in the cost of providing such benefits. The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 6.50 percent for 2007 and beyond.
Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2006 results:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease

Effect on total service and and interest cost components	$178	($149)

Effect on post-retirement benefit obligation	714	(576)

Estimated future benefit payments
(in thousands)

2007	$158
2008	171
2009	181
2010	188
2011	192
Years 2012-2016	888
Note 16: Related Party Transactions
Certain directors and executive officers of the Company and/or its subsidiaries were loan customers of the Bank during 2006 and 2005. All such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateral requirements. In the opinion of Management, these credit transactions did not involve, at the time they were contracted, more than the normal risk of collectibility or present other unfavorable features. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2006 and 2005:

	2006	2005

	(In thousands)
At January 1,	$1,334	$2,332
Originations	36	0
Payoffs/principal payments	(36)	(51)
Other changes*	0	(947)

At December 31,	$1,334	$1,334

Percent of total loans outstanding	0.05%	0.05%

*	Other changes include loans to former directors and executive officers who are no longer related parties.

Note 17: Regulatory Matters
Payment of dividends to the Company by the Bank is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank sought and obtained approval during 2006 to pay to the Company dividends of $108.1 million in excess of net profits as defined. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2006, $186.4 million was available for payment of dividends by the Company to its shareholders.
The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $19.2 million in 2006 and $17.5 million in 2005.
Note 18: Other Comprehensive Income
The components of other comprehensive income and other related tax effects were:

	2004
(in thousands)	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the year	($11,146)	$4,687	($6,459)
Reclassification of gains included in net income	5,011	(2,105)	2,906

Net unrealized losses arising during the year	(6,135)	2,582	(3,553)

Post-retirement benefit obligation	0	0	0

Other comprehensive income	($6,135)	$2,582	($3,553)

	2005
	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the year	(18,292)	7,692	(10,600)
Reclassification of gains included in net income	4,903	(2,059)	2,844

Net unrealized losses arising during the year	(13,389)	5,633	(7,756)

Post-retirement benefit obligation	0	0	0

Other comprehensive income	($13,389)	$5,633	($7,756)

	2006
	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized gains arising during the year	625	(263)	362
Reclassification of gains (losses) included in net income	0	0	0

Net unrealized gains arising during the year	625	(263)	362

Post-retirement benefit obligation	(673)	279	(394)

Other comprehensive income	($48)	$16	($32)

Cumulative other comprehensive income balances were:

	Post-	Net	Cumulative
	retirement	Unrealized	Other
	Benefit	gains(losses)	Comprehensive
(in thousands)	Obligation	on securities	Income

Balance, December 31, 2003	$0	$13,191	$13,191

Net change	0	(3,553)	(3,553)

Balance, December 31, 2004	0	9,638	9,638

Net change	0	(7,756)	(7,756)

Balance, December 31, 2005	0	1,882	1,882

Net change	(394)	362	(32)

Balance, December 31, 2006	($394)	$2,244	$1,850

Note 19: Westamerica Bancorporation (Parent Company Only)
Statements of Income and Comprehensive Income

For the year ended December 31,	2006	2005*	2004*

	(In thousands)
Dividends from subsidiaries	$112,595	$126,464	$98,436
Interest income	224	350	394
Other income	5,676	8,379	5,758

Total income	118,495	135,193	104,588

Interest on borrowings	3,191	2,787	1,298
Salaries and benefits	7,917	8,346	9,198
Other expense	2,076	2,815	2,365

Total expenses	13,184	13,948	12,861

Income before taxes and equity in undistributed income of subsidiaries	105,311	121,245	91,727
Income tax benefit	3,795	3,417	3,710
Earnings of subsidiaries less than subsidiary dividends	(10,300)	(18,621)	(2,178)

Net income	$98,806	$106,041	$93,259

Other comprehensive income, net of tax	362	(7,756)	(3,553)

Comprehensive income	$99,168	$98,285	$89,706

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
Balance Sheets

Balances as of December 31,	2006	2005*

	(In thousands)
Assets
Cash and cash equivalents	$2,157	$1,196
Money market assets and investment securities available for sale	6,112	7,213
Investment in subsidiaries	451,208	462,608
Premises and equipment, net	11,901	12,185
Accounts receivable from subsidiaries	748	482
Other assets	25,781	24,006

Total assets	$497,907	$507,690

Liabilities
Debt financing and notes payable	$58,052	$40,901
Other liabilities	15,620	31,725

Total liabilities	73,672	72,626
Shareholders’ equity	424,235	435,064

Total liabilities and shareholders’ equity	$497,907	$507,690

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9. Statements of Cash Flows

For the year ended December 31,	2006	2005*	2004*

	(In thousands)
Operating Activities
Net income	$98,806	$106,041	$93,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	386	351	321
(Increase) decrease in accounts receivable from affiliates	(266)	99	(39)
Increase in other assets	(588)	(1,165)	(1,664)
Stock option expense	2,504	2,394	3,348
Excess tax benefits from stock based compensation	(1,867)	(1,761)	(2,236)
Provision for deferred income tax	3,050	4,902	8,251
Increase (decrease) in other liabilities	947	(109)	2,973
Earnings of subsidiaries less than subsidiary dividends	10,300	18,621	2,178
Gain on sales of real estate	0	(1,331)	0

Net cash provided by operating activities	113,272	128,042	106,391

Investing Activities
Net cash used in merger and acquisition	0	(54,032)	0
(Purchases) sales of premises and equipment	(103)	(339)	(146)
Net (increase) decrease in short term investments	(34)	15	(4)
Proceeds from sale of real estate	0	1,752	0

Net cash provided (used) by investing activities	(137)	(52,604)	(150)

Financing Activities
Increase in short-term debt	6,243	14,269	0
Net reductions in notes payable and long-term borrowings	(3,362)	(3,338)	(3,214)
Exercise of stock options/issuance of shares	12,755	9,830	12,572
Excess tax benefits from stock based compensation	1,867	1,761	2,236
Retirement of common stock including repurchases	(88,981)	(95,351)	(55,444)
Dividends	(40,696)	(39,322)	(35,090)

Net cash used in financing activities	(112,174)	(112,151)	(78,940)

Net increase (decrease) in cash and cash equivalents	961	(36,713)	27,301
Cash and cash equivalents at beginning of year	1,196	37,909	10,608

Cash and cash equivalents at end of year	$2,157	$1,196	$37,909

Supplemental disclosure:
Unrealized gain (loss) on securities available for sale, net	363	($7,756)	($3,553)
Issuance of common stock in connection with acquisitions	0	89,538	0

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

Note 20: Quarterly Financial Information (Unaudited)

For the Quarter Ended	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data and price range of common stock)
2006
Interest and fee income (FTE)	$68,486	$67,788	$67,186	$66,512
Net interest income (FTE)	53,974	51,503	50,198	49,029
Provision for credit losses	150	150	75	70
Noninterest income	13,639	14,061	13,899	13,747
Noninterest expense	25,483	26,345	25,403	24,492
Income before taxes (FTE)	41,980	39,069	38,619	38,214
Net income	26,117	24,494	24,237	23,958
Basic earnings per share	0.82	0.78	0.78	0.78
Diluted earnings per share	0.81	0.77	0.77	0.77
Dividends paid per share	0.32	0.32	0.32	0.34
Price range, common stock	51.38-55.42	47.20-52.89	45.44-51.38	47.96-51.79

2005*
Interest and fee income (FTE)	$63,376	$67,769	$68,021	$68,349
Net interest income (FTE)	55,019	57,023	55,993	55,830
Provision for credit losses	300	300	150	150
Noninterest income	7,195	15,479	17,440	14,427
Noninterest expense	25,863	27,089	27,319	26,980
Income before taxes (FTE)	36,051	45,113	45,964	43,127
Net income	22,310	27,720	28,885	27,124
Basic earnings per share	0.70	0.85	0.89	0.85
Diluted earnings per share	0.68	0.83	0.88	0.83
Dividends paid per share	0.30	0.30	0.30	0.32
Price range, common stock	50.82-58.44	48.48-54.11	49.90-56.25	47.33-55.48

2004*
Interest and fee income (FTE)	$60,120	$58,868	$59,570	$60,542
Net interest income (FTE)	54,605	54,271	54,528	54,589
Provision for credit losses	750	750	600	600
Noninterest income	10,866	11,661	11,788	4,268
Noninterest expense	25,892	25,848	25,182	25,177
Income before taxes (FTE)	38,829	39,334	40,534	33,080
Net income	23,788	24,142	24,691	20,638
Basic earnings per share	0.74	0.76	0.78	0.65
Diluted earnings per share	0.73	0.75	0.76	0.64
Dividends paid per share	0.26	0.28	0.28	0.28
Price range, common stock	47.85-51.63	47.58-52.99	49.04-55.80	54.43-61.05

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Westamerica Bancorporation:
We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 9 to the consolidated financial statements, the Company adopted FASB Statement No.123(revised 2004), Share Based Payment, in 2006. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
San Francisco, California
February 26, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s principal executive officer and the person performing the functions of the Company’s principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 38-39, immediately preceding the financial statements.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2006 (in thousands, except exercise price):

Plan category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding options,	future issuance under
	options, warrants	warrants and rights	equity compensation
	and rights		plans (excluding
			securities reflected
			in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,064	$41	2,207 *
Equity compensation plans not approved by security holders	0	N/A	0

Total	3,064	$41	2,207

*	The Amended and Restated Stock Option Plan, Article III, provides that the number of shares reserved for Awards under the plan may increase on the first day of each fiscal year by an amount equal to the least of 1) 2% of the shares outstanding as of the last day of the prior fiscal year, 2) 675,000 shares, or 3) such lesser amount as determined by the Board.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Independent Auditors” in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
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
Date: February 26, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Payne	Chairman of the Board and Director	February 26, 2007
David L. Payne	President and Chief Executive Officer (Principal Executive Officer)

/s/ John “Robert” Thorson	Senior Vice President and Chief Financial Officer	February 26, 2007
John “Robert” Thorson	(Principal Financial and Accounting Officer)

/s/ Etta Allen	Director	February 26, 2007
Etta Allen

/s/ Louis E. Bartolini	Director	February 26, 2007
Louis E. Bartolini

/s/ E. Joseph Bowler	Director	February 26, 2007
E. Joseph Bowler

/s/ Arthur C. Latno, Jr.	Director	February 26, 2007
Arthur C. Latno, Jr.

/s/ Patrick D. Lynch	Director	February 26, 2007
Patrick D. Lynch

/s/ Catherine C. MacMillan	Director	February 26, 2007
Catherine C. MacMillan

/s/ Ronald A. Nelson	Director	February 26, 2007
Ronald A. Nelson

/s/ Edward B. Sylvester	Director	February 26, 2007
Edward B. Sylvester

Exhibit Index

Exhibit
Number
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

3(b)	By-laws, as amended (composite copy)

4(a)	Amended and Restated Rights Agreement dated December 31, 2004, incorporated by reference to Exhibit 99 to the Registrant’s Form 8-A/A, Amendment No. 4, filed with the Securities and Exchange Commission on December 22, 2004.

10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.

10(c)	Note Purchase Agreement by and between Westamerica Bancorporation and The Northwestern Mutual Life Insurance Company dated as of October 30, 2003, pursuant to which registrant issued its 5.31% Senior Notes due October 31, 2013 in the principal amount of $15 million and form of 5.31% Senior Note due October 31, 2013 incorporated by reference to Exhibit 4 of Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003.

10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.

10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2005.

10(f)*	Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997 incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(g)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Nonstatutory Stock Option Agreement Form incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(h)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Restricted Performance Share Grant Agreement Form incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

Exhibit
Number
10(i)*	Westamerica Bancorporation and Subsidiaries Deferred Compensation Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.

10(j)*	Westamerica Bancorporation Deferral Plan (Adopted October 26, 1995) incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.

10(k)*	Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.

11.1	Statement re computation of per share earnings incorporated by reference to Note 1 of the Notes to the Consolidated Financial Statements of this report.

14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

21	Subsidiaries of the registrant.

23(a)	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.