Form 10-Q
period 2007-03-31
WESTAMERICA BANCORPORATION
filed 2007-05-04
CIK 311094

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

        Title  of  Class           Shares outstanding as of April 30, 2007

          Common Stock,                         30,052,982
          No Par Value

                                  TABLE OF CONTENTS


                                                                                     Page
                                                                                 -------------
Forward Looking Statements                                                                  2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                                             3

  Notes to Unaudited Condensed Consolidated Financial Statements                            7

  Financial Summary                                                                        12

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                       13

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk                      25

  Item 4 - Controls and Procedures                                                         25

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                               26

  Item 1A - Risk Factors

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                     26

  Item 3 - Defaults upon Senior Securities                                                 26

  Item 4 - Submission of Matters to a Vote of Security Holders                             26

  Item 5 - Other Information                                                               26

  Item 6 - Exhibits                                                                        26

  Signature                                                                                27

  Exhibit Index                                                                            28

  Exhibit 11 - Computation of Earnings Per Share                                           29

  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
           Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                30

  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
           Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                31

  Exhibit 32.1 - Certification Required by 18 U.S.C. Section 1350                          32

  Exhibit 32.2 - Certification Required by 18 U.S.C. Section 1350                          33



                        FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) fluctuations in asset prices including, but not limited to, stocks, bonds, real estate, and commodities; (3) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits and investments; (10) asset/liability management risks and liquidity risks; (11) changes in liquidity levels in capital markets; and (12) changes in the securities markets. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2006, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                                      At March 31     At
                                                       --------------------------December 31,
                                                           2007         2006*        2006
                                                       ---------------------------------------
Assets:
  Cash and cash equivalents                                $208,413     $187,947     $184,442
  Money market assets                                           321          534          567
  Investment securities available for sale                  602,220      642,996      615,525
  Investment securities held to maturity,
    with market values of:
     $1,142,426 at March 31, 2007                         1,142,382
     $1,282,823 at March 31, 2006                                      1,307,848
     $1,155,736 at December 31, 2006                                                1,165,092
  Loans, gross                                            2,519,898    2,639,968    2,531,734
  Allowance for loan losses                                 (54,889)     (55,768)     (55,330)
                                                       ---------------------------------------
    Loans, net of allowance for loan losses               2,465,009    2,584,200    2,476,404
  Other real estate owned                                       647            0          647
  Premises and equipment, net                                29,643       32,535       30,188
  Identifiable intangibles                                   21,108       25,130       22,082
  Goodwill                                                  121,719      121,719      121,719
  Interest receivable and other assets                      157,367      151,400      152,669
                                                       ---------------------------------------
    Total Assets                                         $4,748,829   $5,054,309   $4,769,335
                                                       =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                  $1,293,920   $1,355,426   $1,341,019
    Interest bearing:
      Transaction                                           584,026      641,264      588,668
      Savings                                               851,800    1,004,964      865,268
      Time                                                  714,626      737,532      721,779
                                                       ---------------------------------------
    Total deposits                                        3,444,372    3,739,186    3,516,734
  Short-term borrowed funds                                 776,781      784,639      731,977
  Debt financing and notes payable                           36,883       37,030       36,920
  Liability for interest, taxes and
    other expenses                                           70,983       62,326       59,469
                                                       ---------------------------------------
    Total Liabilities                                     4,329,019    4,623,181    4,345,100
                                                       ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         30,158 at March 31, 2007                           338,990
         31,544 at March 31, 2006                                        342,972
         30,547 at December 31, 2006                                                  341,529
  Deferred compensation                                       2,734        1,969        2,734
  Accumulated other comprehensive income (loss)               3,593         (830)       1,850
  Retained earnings                                          74,493       87,017       78,122
                                                       ---------------------------------------
    Total Shareholders' Equity                              419,810      431,128      424,235
                                                       ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                           $4,748,829   $5,054,309   $4,769,335
                                                       =======================================

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt SAB No. 108


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)


                                                                        Three months ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2007         2006
                                                                    --------------------------
Interest Income:
  Loans                                                                  $40,167      $41,106
  Money market assets and funds sold                                           2            1
  Investment securities available for sale
    Taxable                                                                4,070        4,403
    Tax-exempt                                                             3,052        3,171
  Investment securities held to maturity
    Taxable                                                                6,268        7,829
    Tax-exempt                                                             5,815        5,957
                                                                    --------------------------
    Total interest income                                                 59,374       62,467
                                                                    --------------------------
Interest Expense:
  Transaction deposits                                                       523          428
  Savings deposits                                                         1,409          898
  Time deposits                                                            7,305        5,916
  Short-term borrowed funds                                                8,296        6,672
  Debt financing and notes payable                                           578          598
                                                                    --------------------------
    Total interest expense                                                18,111       14,512
                                                                    --------------------------
Net Interest Income                                                       41,263       47,955
                                                                    --------------------------
Provision for credit losses                                                   75          150
                                                                    --------------------------
Net Interest Income After
  Provision For Credit Losses                                             41,188       47,805
                                                                    --------------------------
Noninterest Income:
  Service charges on deposit accounts                                      7,528        7,083
  Merchant credit card                                                     2,449        2,385
  Debit card                                                                 895          828
  Trust fees                                                                 337          282
  Financial services commissions                                             310          298
  Other                                                                    3,758        2,763
                                                                    --------------------------
  Total Noninterest Income                                                15,277       13,639
                                                                    --------------------------
Noninterest Expense:
  Salaries and related benefits                                           12,568       13,258
  Occupancy                                                                3,291        3,232
  Data processing                                                          1,524        1,534
  Furniture and equipment                                                  1,138        1,266
  Amortization of intangibles                                                975        1,040
  Courier service                                                            848          922
  Professional fees                                                          495          457
  Other                                                                    3,825        3,774
                                                                    --------------------------
  Total Noninterest Expense                                               24,664       25,483
                                                                    --------------------------
Income Before Income Taxes                                                31,801       35,961
  Provision for income taxes                                               8,231        9,844
                                                                    --------------------------
Net Income                                                               $23,570      $26,117
                                                                    ==========================

Average Shares Outstanding                                                30,342       31,688
Diluted Average Shares Outstanding                                        30,824       32,276

Per Share Data:
  Basic Earnings                                                           $0.78        $0.82
  Diluted Earnings                                                          0.76         0.81
  Dividends Paid                                                            0.34         0.32

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)


                                                                                  Accumulated
                                                                                    Compre-
                                                          Common      Deferred      hensive     Retained
                                             Shares        Stock    Compensation Income (loss)  Earnings       Total
                                          ------------------------------------------------------------------------------
Balance, December 31, 2005                      31,882     $343,035       $2,423       $1,882      $87,724     $435,064
  Adjustment to initially apply SAB
    Statement No. 108, net of tax                   --           --           --           --       $1,756       $1,756
                                          ------------------------------------------------------------------------------
  Balance at January 1, 2006                    31,882      343,035        2,423        1,882       89,480      436,820
  Comprehensive income
    Net income for the period                                                                       26,117       26,117
    Other comprehensive income,
      net of tax:
      Net unrealized loss on securities
        available for sale                                                             (2,712)                   (2,712)
                                                                                                           -------------
  Total comprehensive income                                                                                     23,405
  Exercise of stock options                         88        3,031                                               3,031
  Stock option tax benefits                                     280                                                 280
  Restricted stock activity                          1          454         (454)                                     0
  Stock based compensation                                      635                                                 635
  Stock awarded to employees                         2          182                                                 182
  Purchase and retirement of stock                (429)      (4,645)                               (18,384)     (23,029)
  Dividends                                                                                        (10,196)     (10,196)
                                          ------------------------------------------------------------------------------
Balance, March 31, 2006*                        31,544     $342,972       $1,969        ($830)     $87,017     $431,128
                                          ==============================================================================

Balance, December 31, 2006                      30,547     $341,529       $2,734       $1,850      $78,122     $424,235
  Comprehensive income                                                                              23,570       23,570
    Net income for the period
    Other comprehensive income,
      net of tax:
      Net unrealized gain on securities
        available for sale                                                              1,734                     1,734
      Post-retirement benefit transition
        obligation amortization                                                             9                         9
                                                                                                           -------------
  Total comprehensive income                                                                                     25,313
  Exercise of stock options                         58        2,122                                               2,122
  Stock option tax benefits                                     134                                                 134
  Stock based compensation                                      474                                                 474
  Stock awarded to employees                       --            19                                                  19
  Purchase and retirement of stock                (447)      (5,288)                               (16,851)     (22,139)
  Dividends                                                                                        (10,348)     (10,348)
                                          ------------------------------------------------------------------------------
Balance, March 31, 2007                         30,158     $338,990       $2,734       $3,593      $74,493     $419,810
                                          ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt SAB No. 108


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                     For the three months
                                                                                       ended March 31,
                                                                                 --------------------------
                                                                                     2007         2006
                                                                                 --------------------------
Operating Activities:
  Net income                                                                          $23,570      $26,117
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                       2,521        2,593
    Credit loss provision                                                                  75          150
    Amortization of loan fees, net of cost                                               (380)         (25)
    Increase in interest income receivable                                               (588)          13
    Increase in other assets                                                           (6,140)      (4,016)
    Increase in income taxes payable                                                    7,630        8,786
    (Decrease) increase in interest expense payable                                       (34)         542
    Increase (decrease) in other liabilities                                            2,454       (1,003)
    Stock option compensation expense                                                     474          635
    Stock option tax benefits                                                            (134)        (280)
    Writedown of property and equipment                                                     4            1
    Originations of loans for resale                                                        0          (50)
    Proceeds from sale of loans originated for resale                                       0           50
                                                                                 --------------------------
Net Cash Provided by Operating Activities                                              29,452       33,513
                                                                                 --------------------------
Investing Activities:
  Net repayments of loans                                                              11,700       32,046
  Purchases of investment securities available for sale                               (12,972)      (2,984)
  Proceeds from maturity of securities available for sale                              31,322       17,594
  Proceeds from maturity of securities held to maturity                                22,710       29,369
  Purchases of FRB/FHLB securities                                                        (40)         (33)
  Proceeds from sale of FRB/FHLB stock                                                      0           80
  Purchases of property, plant and equipment                                             (375)        (298)
                                                                                 --------------------------
Net Cash Provided by Investing Activities                                              52,345       75,774
                                                                                 --------------------------
Financing Activities:
  Net decrease in deposits                                                            (72,362)    (106,915)
  Net increase in short-term borrowings                                                44,804        9,466
  Repayments of notes payable and debt financing                                          (37)      (3,251)
  Exercise of stock options                                                             2,122        3,031
  Stock option tax benefits                                                               134          281
  Repurchases/retirement of stock                                                     (22,139)     (23,029)
  Dividends paid                                                                      (10,348)     (10,196)
                                                                                 --------------------------
Net Cash Used in Financing Activities                                                 (57,826)    (130,613)
                                                                                 --------------------------
Net Increase (Decrease) In Cash and Cash Equivalents                                   23,971      (21,326)
                                                                                 --------------------------
Cash and Cash Equivalents at Beginning of Period                                      184,442      209,273
                                                                                 --------------------------
Cash and Cash Equivalents at End of Period                                           $208,413     $187,947
                                                                                 ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                             $0           $0

Supplemental Disclosure of Cash Flow Activity:
  Unrealized gain (loss) on securities available for sale, net                         $1,734      ($2,712)
  Interest paid for the period                                                         18,078       15,054
  Income tax payments for the period                                                      600          900


See accompanying notes to unaudited condensed consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2: Significant Accounting Policies.

Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Loan Losses, which is discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 supplements FAS 109, "Accounting for Income Taxes," by defining the threshold for recognizing tax benefits in the financial statements as "more likely than not" to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the "more likely than not" criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amounts and probabilities of the outcomes upon settlement. The Company adopted the provisions of FASB Interpretation No.48 Accounting for Uncertainty in Income Taxes, on January 1, 2007.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Prior to SAB 108, the Company had historically focused on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements. With a focus on the income statement, the Company's analysis could lead to the accumulation of misstatements in the balance sheet. In applying SAB 108, the Company must also consider any accumulated misstatements in the balance sheet. SAB 108 permitted companies to initially apply its provisions by recording the cumulative effect of misstatements as adjustments to the balance sheet as of the first day of the fiscal year, with an offsetting adjustment recorded to retained earnings, net of tax. In applying SAB 108, the Company made an adjustment to reduce other liabilities by $3 million. The $3 million overstatement of other liabilities accumulated over seventeen years, as the liability accrued for stock-based compensation exceeded the amount paid to employees. These misstatements had not previously been material to the income statements for any of those prior periods. Comparative amounts as of March 31, 2006 have been adjusted to reflect adoption of SAB 108 as follows (in thousands):


                                                    As
                                            Originally      SAB 108           As
                                              Reported   Adjustment     Adjusted
                                          ---------------------------------------
    Liability for interest, taxes
      and other expenses                       $65,326      ($3,000)     $62,326
    Interest receivable and
      other assets                             152,644       (1,244)     151,400
    Retained earnings                           85,261        1,756       87,017


In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. FAS 157 is effective for the year beginning January 1, 2008. The Company is currently evaluating the effects of adopting FAS 157 on its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115 ("FAS 159"). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the effects of adopting FAS 159 on its consolidated financial statements.

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three months ended March 31, 2007. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the first quarter of 2007, no such adjustments were recorded.


  The changes in the carrying value of goodwill were ($ in thousands):

  December 31, 2005                                        $121,907

    Recognition of stock option tax benefits for
      the exercise of options converted upon merger            (193)
    Fair value measurement adjustments during
      post-merger allocation period                               5
                                                       -------------
  March 31, 2006                                           $121,719
                                                       =============

  December 31, 2006                                        $121,719

                                                            --
                                                       -------------
  March 31, 2007                                           $121,719
                                                       =============



The gross carrying amount of intangible assets and accumulated amortization was ($ in thousands):


                                                               March 31,
                                          ----------------------------------------------------
                                                     2007                      2006
                                          ----------------------------------------------------
                                                 Gross                     Gross
                                              Carrying  Accumulated     Carrying  Accumulated
                                                Amount Amortization       Amount Amortization
                                          ----------------------------------------------------
  Core Deposit Intangibles                     $24,383      ($9,806)     $24,383      ($7,554)

  Merchant Draft Processing Intangible          10,300       (3,769)      10,300       (1,999)
                                          ----------------------------------------------------
    Total Intangible Assets                    $34,683     ($13,575)     $34,683      ($9,553)
                                          ====================================================



As of March 31, 2007, the current year and estimated future amortization expense for intangible assets was ($ in thousands):


                                                                        Merchant
                                                               Core        Draft
                                                            Deposit   Processing
                                                        Intangibles   Intangible        Total
                                                       ---------------------------------------
  Three months ended March 31, 2007 (actual)                   $555         $420         $975

  Estimate for year ended December 31,
                        2007                                  2,153        1,500        3,653
                        2008                                  2,021        1,200        3,221
                        2009                                  1,859          962        2,821
                        2010                                  1,635          774        2,409
                        2011                                  1,386          624        2,010
                        2012                                  1,230          500        1,730


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

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:


                                                    For the
                                               Three months ended
                                                   March 31,
                                              2007         2006
                                          --------------------------
    Expected volatility*1                           14%          16%

    Expected life in years*2                       4.0          4.0

    Risk-free interest rate*3                     4.89%        4.41%

    Expected dividend yield                       2.82%        2.63%

    Fair value per award                         $6.02        $6.54


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

  A summary of stock option activity is presented below:


                                                           2007
                                          ---------------------------------------
                                                       Weighted     Weighted
                                          Shares       Average      Average
                                          (in          Exercise     Remaining
                                          thousands)   Price        Contractual
                                                                    Term
                                          ---------------------------------------
    Outstanding at January 1                     3,064    $41.08
    Granted                                        242     48.39
    Exercised                                      (57)    36.33
    Forfeited or expired                           (35)    51.25
                                          -------------
    Outstanding at March 31                      3,214     41.61      5.5 years
                                          =============
    Exercisable at March 31                      2,678     39.79      4.7 years
                                          =============




                                                           2006
                                          ---------------------------------------
                                                       Weighted     Weighted
                                          Shares       Average      Average
                                          (in          Exercise     Remaining
                                          thousands)   Price        Contractual
                                                                    Term
                                          ---------------------------------------
    Outstanding at January 1                     3,269     $39.13
    Granted                                        258      52.56
    Exercised                                      (88)     34.46
    Forfeited or expired                           (13)     52.03
                                          -------------
    Outstanding at March 31                      3,426      40.21      5.9 years
                                          =============
    Exercisable at March 31                      2,700      37.06      5.1 years
                                          =============


    A summary of the Company's nonvested stock options is presented below.


                                                    2007
                                          --------------------------
                                                       Weighted
                                          Shares       Average
                                          (in          Grant
                                          thousands)   Date
                                                       Fair Value
                                          --------------------------
    Nonvested at January 1                         687        $6.66
    Granted                                        242         6.02
    Vested                                        (375)        6.72
    Forfeited                                      (18)        6.59
                                          -------------
    Nonvested at March 31                          536         6.33
                                          =============




                                                     2006
                                          --------------------------
                                                       Weighted
                                          Shares       Average
                                          (in          Grant
                                          thousands)   Date
                                                       Fair Value
                                          --------------------------
    Nonvested at January 1                         968        $6.57
    Granted                                        258         6.54
    Vested                                        (487)        6.43
    Forfeited                                      (13)        6.63
                                          -------------
    Nonvested at March 31                          726         6.65
                                          =============


The total remaining unrecognized compensation cost related to nonvested awards as of March 31, 2007 is $2.8 million and the weighted average period over which the cost is expected to be recognized is 1.9 years.

A summary of the status of the Company's restricted performance shares as of March 31, 2007 and 2006 and changes during the quarters ended on those dates, follows (in thousands):


                                              2007         2006
                                          --------------------------
    Outstanding at January 1,                       36           44
    Granted                                         16           15
    Exercised                                       (1)          (2)
    Forfeited                                        0            0
                                          --------------------------
    Outstanding at March 31,                        51           57
                                          ==========================


The compensation cost that was charged against income for the Company's restricted performance shares granted was $160 thousand and $177 thousand for the first quarter of 2007 and 2006, respectively.

There were no stock appreciation rights or incentive stock options granted in the first quarter of 2007 and 2006.

Note 5: Post Retirement Benefits

The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to eligible employees electing early retirement until age 65. The Company pays a portion of these eligible early retirees' insurance premium which are determined at their date of retirement. The Company reimburses a portion of Medicare Part B premiums for all eligible retirees and spouses over age 65.

The following table sets forth the net periodic post retirement benefit costs (in thousands).

                                                       For the three months ended
                                                              March 31,
                                                       --------------------------
                                                           2007         2006
                                                       --------------------------
  Service cost                                                   $4          $47
  Interest cost                                                  66           53
  Amortization of unrecognized
    transition obligation                                        15           15
                                                       --------------------------
  Net periodic cost                                             $85         $115
                                                       ==========================

    The Company does not fund plan assets for any post-retirement benefit plans.


Note 6: Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No.48 Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):


    Balance at January 1, 2007                                              $792


    Additions for tax positions taken in the current period                    0
    Reductions for tax positions taken in the current period                   0
    Additions for tax positions taken in prior years                           0
    Reductions for tax positions taken in prior years                          0
    Decreases related to settlements with taxing authorities                   0
    Decreases as a result of a lapse in statue of limitations                  0
                                                                    -------------
    Balance at March 31, 2007                                               $792
                                                                    =============


The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2007. Unrecognized tax benefits at January 1, 2007 and March 31, 2007 include accrued interest and penalties of $137 thousand. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2006, 2005, 2004 and 2003 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2006, 2005, 2004, 2003, and 2002 remain subject to examination by the California Franchise Tax Board. Included in the balance at January 1, 2007 is $1.6 million in tax positions for which the ultimate deductibility is uncertain. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

WESTAMERICA BANCORPORATION
Financial Summary
(Dollars in thousands, except per share data)


                                                                                Three months ended
                                                                    ---------------------------------------
                                                                            March 31,
                                                                    --------------------------December 31,
                                                                        2007         2006*        2006
                                                                    ---------------------------------------
    Net Interest Income (FTE)***                                         $46,914      $53,974      $49,029
    Provision for Credit Losses                                               75          150           70
    Noninterest Income                                                    15,277       13,639       13,747
    Noninterest Expense                                                   24,664       25,483       24,492
    Provision for income taxes (FTE)***                                   13,882       15,863       14,256
                                                                    ---------------------------------------
    Net Income                                                           $23,570      $26,117      $23,958
                                                                    =======================================

    Average Shares Outstanding                                            30,342       31,688       30,699
    Diluted Average Shares Outstanding                                    30,824       32,276       31,204
    Shares Outstanding at Period End                                      30,158       31,544       30,547

    As Reported:
      Basic Earnings Per Share                                             $0.78        $0.82        $0.78
      Diluted Earnings Per Share                                            0.76         0.81         0.77
      Return On Assets                                                      2.03%        2.10%        1.98%
      Return On Equity                                                     23.04%       24.93%       22.76%
      Net Interest Margin (FTE)***                                          4.41%        4.73%        4.49%
      Net Loan (Recoveries) Losses to Average Loans                         0.08%        0.04%        0.01%
      Efficiency Ratio**                                                    39.7%        37.7%        39.0%

    Average Balances:
      Total Assets                                                    $4,713,173   $5,054,256   $4,793,700
      Earning Assets                                                   4,287,431    4,606,178    4,366,676
      Total Loans, Gross                                               2,519,861    2,615,949    2,547,524
      Total Deposits                                                   3,427,010    3,784,436    3,553,379
      Shareholders' Equity                                               414,957      424,832      417,597

    Balances at Period End:
      Total Assets                                                    $4,748,829   $5,054,309   $4,769,335
      Earning Assets                                                   4,264,821    4,591,346    4,312,918
      Total Loans, Gross                                               2,519,898    2,639,968    2,531,734
      Total Deposits                                                   3,444,372    3,739,186    3,516,734
      Shareholders' Equity                                               419,810      431,128      424,235

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                                    2.18%        2.11%        2.19%
      Book Value Per Share                                                $13.92       $13.67       $13.89
      Equity to Assets                                                      8.84%        8.53%        8.90%
      Total Capital to Risk Adjusted Assets                                10.96%       10.73%       11.09%

    Dividends Paid Per Share                                               $0.34        $0.32        $0.34
    Dividend Payout Ratio                                                     44%          40%          44%

    The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein.

    * Adjusted to adopt SAB No. 108

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported first quarter 2007 net income of $23.6 million or $.76 diluted earnings per share. These results compare to net income of $26.1 million or $.81 diluted earnings per share and $24.0 million or $.77 diluted earnings per share, respectively, for the first and fourth quarters of 2006. The first quarter of 2007 included $822 thousand in tax-exempt company owned life insurance proceeds, representing $0.02 earnings per diluted share.

Following is a summary of the components of net income for the periods indicated (dollars in thousands except per share data):


                                                                                Three months ended
                                                                    ---------------------------------------
                                                                            March 31,
                                                                    --------------------------December 31,
                                                                        2007         2006         2006
                                                                    ---------------------------------------
    Net interest income (FTE)                                            $46,914      $53,974      $49,029
    Provision for credit losses                                              (75)        (150)         (70)
    Noninterest income                                                    15,277       13,639       13,747
    Noninterest expense                                                  (24,664)     (25,483)     (24,492)
    Provision for income taxes (FTE)                                     (13,882)     (15,863)     (14,256)
                                                                    ---------------------------------------
    Net income                                                           $23,570      $26,117      $23,958
                                                                    =======================================

    Average diluted shares                                                30,824       32,276       31,204

    Diluted earnings per share                                             $0.76        $0.81        $0.77

    Average total assets                                              $4,713,173   $5,054,256   $4,793,700

    Net income (annualized) to average total assets                         2.03%        2.10%        1.98%


Net income for the first quarter of 2007 was $2.5 million or 9.8% less than the same quarter of 2006, primarily due to lower net interest income, partially offset by higher noninterest income, lower noninterest expense and a lower income tax provision. The decrease in net interest income (FTE) (down $7.1 million or 13.1%) was primarily attributable to lower average earning assets and higher funding costs, partially offset by higher yields on interest-earning assets. The loan loss provision decreased $75 thousand or 50.0% from a year ago, reflecting Management's assessment of credit risk for the loan portfolio. Noninterest income increased $1.6 million or 12.0% mainly due to higher service charges on deposit accounts and $822 thousand in life insurance proceeds. Noninterest expense decreased $819 thousand or 3.2% mostly due to lower personnel costs. The provision for income taxes (FTE) declined $2.0 million or 12.5% largely due to lower pretax income and tax-exempt nature of gain on company owned life insurance.

Comparing the first three months of 2007 to the prior quarter, net income declined $388 thousand or 1.6%, due to lower net interest income (FTE), offset by higher noninterest income, decreases in noninterest expense and the provision for income taxes. The lower net interest income (FTE) was caused by higher funding costs, the effect of two less accrual days and lower average earning assets, partially offset by higher yields on those assets. Noninterest income increased $1.5 million or 11.1% largely due to higher fee income earned on deposit accounts and life insurance proceeds. Noninterest expense increased $172 thousand or 0.7%. The income tax provision (FTE) decreased mainly due to lower earnings and tax-exempt nature of life insurance proceeds.


    Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):



                                                                               Three months ended
                                                                    ---------------------------------------
                                                                              March 31,
                                                                    --------------------------December 31,
                                                                        2007         2006         2006
                                                                    ---------------------------------------
    Interest and fee income                                              $59,374      $62,467      $57,962
    Interest expense                                                     (18,111)     (14,512)     (17,483)
    FTE adjustment                                                         5,651        6,019        8,550
                                                                    ---------------------------------------
      Net interest income (FTE)                                          $46,914      $53,974      $49,029
                                                                    =======================================

    Average earning assets                                            $4,287,431   $4,606,178   $4,366,676

    Net interest margin (FTE)                                               4.41%        4.73%        4.49%


Approximately eighty percent of the Company's revenue (FTE) is derived from net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Net interest income (FTE) during the first quarter of 2007 decreased $7.1 million or 13.1% from the same period in 2006 to $46.9 million, mainly due to lower average earning assets (down $319 million) and rates on interest-bearing liabilities (up 64 basis points ("bp")) rising more rapidly than yields on earning assets (up 11 bp). Interest deposit competition within the banking industry has caused deposit costs to rise, while competitive rates on loans have not changed significantly.

Comparing the first quarter of 2007 with the previous quarter, net interest income (FTE) declined $2.1 million or 4.3%, primarily due to lower average earning assets (down 79.2 million), the effect of two less accrual days, higher average federal funds purchased (up $79.1 million), and higher rates on interest-bearing liabilities (up 15 bp), partially offset by higher yields on earning assets (up 5 bp).

Interest and Fee Income

Interest and fee income (FTE) for the first quarter of 2007 declined $3.5 million or 5.1% from the same period in 2006. The decrease was caused by lower average earning assets (down $318.7 million), partially offset by higher yields on those assets (up 11 bp) and higher loan fee income (up $97 thousand).

The average yield on the Company's earning assets increased from 6.00% in the first quarter of 2006 to 6.11% in the same period in 2007. The composite yield on loans rose 14 bp to 6.66% primarily due to increases in the average yields on construction loans (up 139 bp), indirect automobile loans (up 45 bp), direct consumer loans (up 95 bp), residential real estate loans (up 10 bp) and commercial loans (up 7 bp).

The investment portfolio yield increased 12 bp to 5.35%, caused by increases in the average yield on corporate and other securities (up 109 bp) and U.S. government sponsored entity obligations (up 24 bp). Partially offsetting these increases were a 4 bp decrease in the average yield on municipal securities.

Average earning assets for the first quarter of 2007 declined $319 million compared to the same period in 2006. The loan portfolio decreased $96 million mainly due to declines in commercial loans (down $67 million), commercial real estate loans (down $22 million) and direct consumer loans (down $13 million), partially offset by a $21 million increase in average indirect automobile loans.

The Company has allowed the investment portfolio to decline due to the current interest rate environment, which has very narrow spreads between current interest rates on similar securities and on incremental funding sources.

Average investments declined $223 million for the first quarter of 2007 compared to the same period in 2006 due to decreased average balances of mortgage backed securities and collateralized mortgage obligations (down $133 million), municipal securities (down $35 million), U.S. government sponsored entity obligations (down $29 million) and corporate and other securities (down $26 million).

Comparing the first quarter of 2007 with the previous quarter, interest and fee income (FTE) was down $1.5 million or 2.2%. The decrease largely resulted from a lower volume of average earning assets, partially offset by rising yields on those assets.

The average yield on earning assets for the first three months of 2007 was 6.11% compared with 6.07% in the fourth quarter of 2006. The loan portfolio yield for the first quarter of 2007 compared with the previous quarter was higher by 5 bp, due to increases in yields on commercial real estate loans (up 9 bp), indirect automobile loans (up 9 bp) and residential real estate loans (up 5 bp).

The investment portfolio yield rose by 6 bp. The increase resulted from higher average yields on corporate and other securities (up 75 bp) and municipal securities (up 4 bp).

Average earning assets decreased $79 million or 1.8% for the first quarter of 2007 compared with the previous quarter due to a $52 million decline in the investment portfolio and a $28 million decrease in the loan portfolio. Lower average investment balances were mainly attributable to mortgage backed securities and collateralized mortgage obligations (down $28 million), municipal securities (down $14 million) and corporate and other securities (down $9 million).

The loan portfolio decline was primarily due to decreases in average balances of commercial loans (down $18 million), commercial real estate loans (down $15 million) and residential real estate loans (down $8 million), offset by an $18 million increase in the average balance of indirect automobile loans.

Interest Expense

Interest expense in the first quarter of 2007 increased $3.6 million or 24.8% compared with the same period in 2006. The increase was attributable to higher rates paid on the interest-bearing liabilities, partially offset by lower average interest-bearing liabilities.

The average rate paid on interest-bearing liabilities increased from 1.82% in the first quarter of 2006 to 2.46% in 2007. The average rate on federal funds purchased rose 80 bp and rates on deposits increased as well, including those on certificates of deposit ("CDs") over $100 thousand, which rose 106 bp; on retail CDs, which went up by 89 bp; and on preferred money market savings accounts, which rose an average of 220 bp.

Interest-bearing liabilities decreased $244 million or 7.6% for the first quarter of 2007 over the same period of 2006 due to a highly competitive environment for deposits. A $357 million decline in deposits were mostly due to lower average balances of money market savings (down $151 million), money market checking accounts (down $65 million), regular savings (down $46 million), retail CDs (down $35 million). Partially offsetting these declines was a $48 million increase in federal funds purchased.

Comparing the first quarter of 2007 with the previous quarter, interest expense rose $628 thousand or 3.6%, due to higher rates paid on interest-bearing liabilities, partially offset by lower average interest-bearing liabilities.

Rates paid on liabilities averaged 2.46% during the first three months of 2007 compared with 2.32% in the fourth quarter of 2006. The most significant rate increases were preferred money market savings accounts (up 80 bp), CDs over $100 thousand which rose 9 bp and retail CDs which increased by 11 bp.

Average interest-bearing liabilities declined $14 million or 0.5% over the fourth quarter of 2006. Average deposits declined $126 million or 3.6% mainly due to decreases in average balances of money market savings accounts (down $36 million), CDs over $100 thousand (down $21 million), and regular savings (down $11 million). A $79 million increase in average federal funds purchased partially offset these decreases.

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

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                                                              Three months ended
                                                                    ---------------------------------------
                                                                              March 31,
                                                                    --------------------------December 31,
                                                                        2007         2006         2006
                                                                    ---------------------------------------
    Yield on earning assets                                                 6.11%        6.00%        6.07%
    Rate paid on interest-bearing
      liabilities                                                           2.46%        1.82%        2.32%
                                                                    ---------------------------------------
      Net interest spread                                                   3.65%        4.18%        3.75%

    Impact of all other net
      noninterest bearing funds                                             0.76%        0.55%        0.74%
                                                                    ---------------------------------------
        Net interest margin                                                 4.41%        4.73%        4.49%
                                                                    =======================================


During the first quarter of 2007, the net interest margin declined 32 bp compared with the same period in 2006. Rates paid on interest-bearing liabilities increased faster than the yields on earning assets, resulting in a 53 bp decline in net interest spread. The decline in the net interest spread was mitigated by the higher net interest margin contribution from noninterest bearing funding sources. While the average balance of these sources decreased $85 million or 6.3%, their value increased 21 bp, from 55 bp in the first quarter of 2006 to 76 bp in the first quarter of 2007, because of the higher earning asset yields at which they could be invested.

The net interest margin declined by 8 bp when compared with the fourth quarter of 2006. Earning asset yields increased 4 bp, however, the cost of interest-bearing liabilities rose by 14 bp, resulting in a 10 bp decrease in the interest spread. Although noninterest bearing funding sources decreased $62 million or 4.6%, their margin contribution increased by 2 bp.

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


                                                                           For the three months ended
                                                                                 March 31, 2007
                                                                    ---------------------------------------
                                                                                               Annualized
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $710           $2         1.14%
    Investment securities:
      Available for sale
        Taxable                                                          377,136        4,070         4.32%
        Tax-exempt (1)                                                   235,716        4,445         7.54%
      Held to maturity
        Taxable                                                          579,589        6,268         4.33%
        Tax-exempt (1)                                                   574,419        8,842         6.16%
    Loans:
      Commercial:
        Taxable                                                          313,541        6,604         8.54%
        Tax-exempt (1)                                                   232,026        3,712         6.49%
      Commercial real estate                                             900,625       15,935         7.18%
      Real estate construction                                            70,710        1,765        10.12%
      Real estate residential                                            503,888        5,956         4.73%
      Consumer                                                           499,071        7,426         6.03%
                                                                    --------------------------
        Total loans (1)                                                2,519,861       41,398         6.66%
                                                                    --------------------------
        Total earning assets (1)                                       4,287,431       65,025         6.11%
    Other assets                                                         425,742
                                                                    -------------
        Total assets                                                  $4,713,173
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,270,522          $--           --
      Savings and interest-bearing
        transaction                                                    1,453,052        1,932         0.54%
      Time less than $100,000                                            218,549        1,734         3.22%
      Time $100,000 or more                                              484,887        5,571         4.66%
                                                                    --------------------------
         Total interest-bearing deposits                               2,156,488        9,237         1.74%
                                                                    --------------------------
    Short-term borrowed funds                                            767,859        8,296         4.32%
    Debt financing and notes payable                                      36,905          578         6.27%
        Total interest-bearing liabilities                             2,961,252       18,111         2.46%
    Other liabilities                                                     66,443
    Shareholders' equity                                                 414,956
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,713,173
                                                                    =============
    Net interest spread (1) (2)                                                                       3.65%

    Net interest income and interest margin (1) (3)                                   $46,914         4.41%
                                                                                 ==========================

    (1) Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
    (2) Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.
    (3) Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.



                                                                           For the three months ended
                                                                                March 31, 2006
                                                                    ---------------------------------------
                                                                                               Annualized
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $820           $1         0.49%
    Investment securities:
      Available for sale
        Taxable                                                          411,109        4,403         4.28%
        Tax-exempt (1)                                                   254,839        4,645         7.29%
      Held to maturity
        Taxable                                                          735,649        7,829         4.26%
        Tax-exempt (1)                                                   587,812        9,125         6.21%
    Loans:
      Commercial:
        Taxable                                                          359,147        7,371         8.32%
        Tax-exempt (1)                                                   253,276        4,095         6.56%
      Commercial real estate                                             922,838       16,815         7.39%
      Real estate construction                                            78,349        1,687         8.73%
      Real estate residential                                            509,037        5,895         4.63%
      Consumer                                                           493,302        6,620         5.44%
                                                                    --------------------------
        Total loans (1)                                                2,615,949       42,483         6.52%
                                                                    --------------------------
        Total earning assets (1)                                       4,606,178       68,486         6.00%
    Other assets                                                         448,078
                                                                    -------------
        Total assets                                                  $5,054,256
                                                                    =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                      $1,355,501          $--           --
      Savings and interest-bearing
        transaction                                                    1,673,634        1,326         0.32%
      Time less than $100,000                                            254,002        1,460         2.33%
      Time $100,000 or more                                              501,299        4,456         3.60%
                                                                    --------------------------
        Total interest-bearing deposits                                2,428,935        7,242         1.21%
    Short-term borrowed funds                                            738,307        6,672         3.62%
    Debt financing and notes payable                                      38,124          598         6.27%
                                                                    --------------------------
         Total interest-bearing liabilities                            3,205,366       14,512         1.82%
    Other liabilities                                                     68,557
    Shareholders' equity                                                 424,832
                                                                    -------------
        Total liabilities and shareholders' equity                    $5,054,256
                                                                    =============
    Net interest spread (1) (2)                                                                       4.18%

    Net interest income and interest margin (1) (3)                                   $53,974         4.73%
                                                                                 ==========================

    (1) Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
    (2) Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.
    (3) Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.



                                                                           For the three months ended
                                                                                December 31, 2006
                                                                    ---------------------------------------
                                                                                               Annualized
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $775           $2         1.02%
    Investment securities:
      Available for sale
        Taxable                                                          382,217        4,115         4.31%
        Tax-exempt (1)                                                   248,609        4,493         7.23%
      Held to maturity
        Taxable                                                          611,267        6,599         4.32%
        Tax-exempt (1)                                                   576,283        8,853         6.14%
    Loans:
      Commercial:
        Taxable                                                          330,410        7,163         8.60%
        Tax-exempt (1)                                                   233,580        3,765         6.39%
      Commercial real estate                                             915,577       16,361         7.09%
      Real estate construction                                            73,204        1,882        10.20%
      Real estate residential                                            511,572        5,981         4.68%
      Consumer                                                           483,181        7,298         5.99%
                                                                    --------------------------
        Total loans (1)                                                2,547,524       42,450         6.61%
                                                                    --------------------------
        Total earning assets (1)                                       4,366,675       66,512         6.07%
    Other assets                                                         427,025
                                                                    -------------
        Total assets                                                  $4,793,700
                                                                    =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                      $1,332,213          $--           --
      Savings and interest-bearing
        transaction                                                    1,489,774        1,689         0.45%
      Time less than $100,000                                            226,002        1,773         3.11%
      Time $100,000 or more                                              505,390        5,821         4.57%
                                                                    --------------------------
        Total interest-bearing deposits                                2,221,166        9,283         1.66%
    Short-term borrowed funds                                            717,114        7,622         4.16%
    Debt financing and notes payable                                      36,941          578         6.26%
                                                                    --------------------------
         Total interest-bearing liabilities                            2,975,221       17,483         2.32%
    Other liabilities                                                     68,669
    Shareholders' equity                                                 417,597
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,793,700
                                                                    =============
    Net interest spread (1)(2)                                                                        3.75%

    Net interest income and interest margin (1) (3)                                   $49,029         4.49%
                                                                                 ==========================

    (1) Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
    (2) Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.
    (3) Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.


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


                                                                       Three months ended March 31, 2007
                                                                          compared with three months
                                                                            ended March 31, 2006
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                        $0           $1           $1
    Investment securities:
      Available for sale
        Taxable                                                             (366)          33         (333)
        Tax-exempt (1)                                                      (354)         154         (200)
      Held to maturity
        Taxable                                                           (1,683)         122       (1,561)
        Tax-exempt (1)                                                      (207)         (76)        (283)
    Loans:
      Commercial:
        Taxable                                                             (956)         189         (767)
        Tax-exempt (1)                                                      (340)         (43)        (383)
      Commercial real estate                                                (399)        (481)        (880)
      Real estate construction                                              (174)         252           78
      Real estate residential                                                (59)         120           61
      Consumer                                                                78          728          806
                                                                    ---------------------------------------
        Total loans (1)                                                   (1,850)         765       (1,085)
        (Decrease) increase in interest                             ---------------------------------------
          and fee income (1)                                              (4,460)         999       (3,461)
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                         (194)         800          606
      Time less than $100,000                                               (225)         499          274
      Time $100,000 or more                                                 (150)       1,265        1,115
                                                                    ---------------------------------------
         Total interest-bearing deposits                                    (569)       2,564        1,995
                                                                    ---------------------------------------
    Short-term borrowed funds                                                276        1,348        1,624
    Debt financing and notes payable                                         (19)          (1)         (20)
                                                                    ---------------------------------------
        (Decrease) increase in interest expense                             (312)       3,911        3,599
                                                                    ---------------------------------------
    Increase (Decrease) in Net Interest Income (1)                       ($4,148)     ($2,912)     ($7,060)
                                                                    =======================================

    (1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.



                                                                       Three months ended March 31, 2007
                                                                          compared with three months
                                                                           ended December 31, 2006
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                        $0           $0           $0
    Investment securities:
      Available for sale
        Taxable                                                              (60)          15          (45)
        Tax-exempt (1)                                                      (274)         226          (48)
      Held to maturity
        Taxable                                                             (346)          15         (331)
        Tax-exempt (1)                                                       (43)          32          (11)
    Loans:
      Commercial:
        Taxable                                                             (511)         (48)        (559)
        Tax-exempt (1)                                                      (107)          54          (53)
      Commercial real estate                                                (620)         194         (426)
      Real estate construction                                              (103)         (14)        (117)
      Real estate residential                                               (120)          95          (25)
      Consumer                                                                77           51          128
                                                                    ---------------------------------------
        Total loans (1)                                                   (1,384)         332       (1,052)
        Total (decrease) increase in interest                       ---------------------------------------
          and fee income (1)                                              (2,107)         620       (1,487)
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                          (85)         328          243
      Time less than $100,000                                                (97)          58          (39)
      Time $100,000 or more                                                 (362)         112         (250)
                                                                    ---------------------------------------
         Total interest-bearing deposits                                    (544)         498          (46)
                                                                    ---------------------------------------
    Short-term borrowed funds                                                375          299          674
    Debt financing and notes payable                                         (13)          13            0
                                                                    ---------------------------------------
        (Decrease) increase in interest expense                             (182)         810          628
                                                                    ---------------------------------------
    Increase (Decrease) in Net Interest Income (1)                       ($1,925)       ($190)     ($2,115)
                                                                    =======================================

    (1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


Provision for Credit Losses

The level of the provision for credit losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $75 thousand for credit losses in the first quarter of 2007. In the fourth quarter of 2006, the provision for credit losses was $75 thousand, of which $70 thousand was allocated to loan losses and $5 thousand was allocated to unfunded loan commitments. In the first quarter of 2006, the Company provided $150 thousand for credit losses. The provision reflects the Company's loss experience and Management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for loan losses, see the "Classified Loans" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                                                Three months ended
                                                                    ---------------------------------------
                                                                            March 31,
                                                                    --------------------------December 31,
                                                                        2007         2006         2006
                                                                    ---------------------------------------
    Service charges on deposit accounts                                   $7,528       $7,083       $6,990
    Merchant credit card fees                                              2,449        2,385        2,652
    Debit card fees                                                          895          828          902
    ATM fees                                                                 677          678          676
    Trust fees                                                               337          282          311
    Official check issuance income                                           311          334          327
    Financial services commissions                                           310          298          331
    Check sale income                                                        213          200          218
    Mortgage banking income                                                   30           50           44
    Other noninterest income                                               2,527        1,501        1,296
                                                                    ---------------------------------------
      Total                                                              $15,277      $13,639      $13,747
                                                                    =======================================


Noninterest income for the first quarter of 2007 rose by $1.6 million or 12.0% from the same period in 2006. Service charges on deposit accounts increased due to management efforts to increase deposit accounts and minimize service charge waivers. Service charges on deposit accounts increased $445 thousand or 6.3% mainly due to a $689 thousand increase in overdraft fees, partially offset by declines in deficit fees charged on analyzed accounts (down $160 thousand or 10.2%) and retail and business checking account service fees. Other noninterest income was higher by $1.0 million or 68.4% mostly due to $822 thousand in life insurance proceeds.

In the first quarter of 2007, noninterest income increased $1.5 million or 11.1% compared with the previous quarter. Service charges on deposit accounts rose $538 thousand or 7.7% mostly due to a $315 thousand increase in overdraft fees and increased deficit fees charged on analyzed accounts. Other noninterest income increased $1.2 million mainly due to $822 thousand in life insurance proceeds. Merchant credit card income declined $203 thousand or 7.7% primarily due to seasonally lower credit card draft volumes.


Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                                                Three months ended
                                                                    ---------------------------------------
                                                                            March 31,
                                                                    --------------------------December 31,
                                                                        2007         2006         2006
                                                                    ---------------------------------------
    Salaries and related benefits                                        $12,568      $13,258      $12,405
    Occupancy                                                              3,291        3,232        3,227
    Data processing services                                               1,524        1,534        1,529
    Equipment                                                              1,138        1,266        1,174
    Amortization of identifiable intangibles                                 975        1,040        1,016
    Courier service                                                          848          922          891
    Professional fees                                                        495          457          614
    Telephone                                                                360          432          365
    Postage                                                                  410          410          431
    Customer checks                                                          248          290          192
    Stationery and supplies                                                  315          270          314
    Advertising/public relations                                             228          234          192
    Loan expense                                                             167          195          199
    Operational losses                                                       160          189          320
    Correspondent service charges                                            225          183          176
    Other noninterest expense                                              1,712        1,571        1,447
                                                                    ---------------------------------------
    Total                                                                $24,664      $25,483      $24,492
                                                                    =======================================

    Average full time equivalent staff                                       892          939          891

    Noninterest expense to revenues (FTE)                                  39.66%       37.69%       39.01%


Noninterest expense decreased $819 thousand or 3.2% in the first quarter of 2007 compared with the same period in 2006. The largest decline was salaries and incentives, which was down $690 thousand or 5.2% mainly due to a $294 thousand decrease in regular salaries and a $341 thousand decrease in employee benefit costs. The decrease in regular salaries was attributable to the effect of a smaller workforce through attrition, partially offset by annual merit increases to continuing staff. Equipment expense decreased $128 thousand or 10.1% primarily due to a $136 thousand decline in repair and maintenance expense. Other noninterest expense rose $141 thousand or 9.0% mostly due to increases in amortization of investments in low-income housings as tax benefits are realized and internet banking expense.

In the first three months of 2007, noninterest expense rose $172 thousand or 0.7% compared with the fourth quarter of 2006. Salaries and related benefits rose $163 thousand or 1.3% mainly due to a seasonal increase in payroll taxes, increases in regular salaries resulting from annual merit increases, and an increase in the cost of providing employee medical benefits. Other noninterest expense increased $265 thousand or 18.3% mainly because the prior quarter included credits to correct overbillings for the debit card network fees. Offsetting these increases were decreases in operational losses (down $160 thousand) and professional fees (down $119 thousand or 19.4%). The decline in operational losses were attributable to a $117 thousand decrease in sundry losses. Lower professional fees resulted from decreases in legal and accounting fees.


Provision for Income Tax

During the first quarter of 2007, the Company recorded income tax expense (FTE) of $13.9 million, compared with $15.9 million and $14.3 million for the first and fourth quarters of 2006, respectively. The current quarter provision represents an effective tax rate (FTE) of 37.1%, compared with 37.8% and 37.3% for the first and fourth quarters of 2006, respectively. The effective tax rate for the first quarter 2007 was reduced primarily due to tax-exempt company owned life insurance proceeds. The effective tax rate for the fourth quarter was reduced primarily due to tax refunds and other tax items.

The tax provisions and effective tax rates fluctuated due to the relative level of tax- exempt income from municipal investments and loans to the level of pretax income, and tax-free life insurance proceeds of $822 thousand in the first quarter of 2007.


Classified Loans and Other Real Estate Owned

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified" category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Other real estate owned is recorded at the lower of cost or net realizable value (market value less disposition costs).

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                                            At March 31,           At
                                                                    --------------------------December 31,
                                                                        2007         2006         2006
                                                                    ---------------------------------------
    Classified loans                                                     $18,439      $28,878      $20,180
    Other real estate owned                                                  647            0          647
                                                                    ---------------------------------------
    Classified loans and other real estate owned                         $19,086      $28,878      $20,827
                                                                    =======================================
    Allowance for loan losses /
     classified loans                                                        298%         193%         274%


Classified loans include loans graded "Substandard", "Doubtful" and "Loss" using regulatory guidelines. At March 31, 2007, $18.1 million of loans are graded "Substandard" or 98.2% of total classified loans. Classified loans at March 31, 2007, decreased $10.4 million or 36.1% from a year ago. The decline resulted from 11 loan payoffs totaling $12.0 million, five upgrades totaling $5.3 million, two charge-offs and a transfer to OREO, partially offset by 13 downgrades totaling $11.1 million. A $1.7 million or 8.6% decrease in classified loans from December 31, 2006 was generally due to three upgrades totaling $1.1 million and a chargeoff, partially offset by three downgrades totaling $1.3 million. Other real estate owned at March 31, 2007 and December 31, 2006 was $647 thousand compared with none a year ago because collateral for one commercial real estate loan was foreclosed in the second quarter of 2006.


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

The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):



                                                               At March 31,           At
                                                       --------------------------December 31,
                                                           2007         2006         2006
                                                       ---------------------------------------
    Performing nonaccrual loans                              $2,459       $3,232       $4,404
    Nonperforming, nonaccrual loans                           2,341        2,993           61
                                                       ---------------------------------------
       Total nonaccrual loans                                 4,800        6,225        4,465

    Loans 90 days past due and
      still accruing                                             82           29           65
                                                       ---------------------------------------
      Total nonperforming loans                               4,882        6,254        4,530

    Other real estate owned                                     647            0          647
                                                       ---------------------------------------
      Total                                                  $5,529       $6,254       $5,177
                                                       =======================================

    As a percentage of total loans                             0.22%        0.24%        0.20%


Nonaccrual loans decreased $335 thousand during the three months ended March 31, 2007. Ten loans comprised the $4.8 million nonaccrual loans as of March 31, 2007. Six of those loans were on nonaccrual status throughout the first quarter 2007, while four of the loans were placed on nonaccrual status during the quarter. The Company actively pursues full collection of nonaccrual loans.

The Company had no "sub-prime" loans as of March 31, 2007, December 31, 2006 and March 31, 2006. Of the loans 90 days past due and still accruing at March 31, 2007, $-0- and $60 thousand were residential real estate loans and automobile loans, respectively.

The Company had no restructured loans as of March 31, 2007, December 31, 2006 and March 31, 2006.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2007, if all such loans had been current in accordance with their original terms, was $110 thousand, compared to $120 thousand and $118 thousand, respectively, for the first and fourth quarters of 2006.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2007, totaled $119 thousand, compared to $60 thousand and $171 thousand, respectively, for the first and fourth quarters of 2006. These cash payments represent annualized yields of 10.14% for first three months of 2007 compared to 4.15% and 13.30%, respectively, for the first and the fourth quarter of 2006.

Total cash payments received, including those recorded in prior years, which were applied against the book balance of nonaccrual loans outstanding at March 31, 2007, totaled approximately $4 thousand, compared with $32 thousand and $0 for the first and the fourth quarters of 2006, respectively.

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


Allowance for Credit Losses

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to external competitive factors. Management considers the $58.6 million allowance for credit losses to be adequate as a reserve against losses as of March 31, 2007.

The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated (dollars in thousands):


                                                                              Three months ended
                                                                    ---------------------------------------
                                                                              March 31,
                                                                    --------------------------December 31,
                                                                        2007         2006         2006
                                                                    ---------------------------------------
    Balance, beginning of period                                         $59,023      $59,537      $59,026

    Additions to the allowance charged to                                     75          150           70
      operating expense
    Provision for unfunded credit commitments                                  0            0            5

    Loans charged off                                                     (1,244)      (1,118)        (848)
    Recoveries of previously
       charged off loans                                                     728          887          770
                                                                    ---------------------------------------
      Net credit losses                                                     (516)        (231)         (78)
                                                                    ---------------------------------------
    Balance, end of period                                               $58,582      $59,456      $59,023
                                                                    =======================================
    Components:
    Allowance for loan losses                                             54,889       55,768       55,330
    Reserve for unfunded credit commitments                                3,693        3,688        3,693
                                                                    ---------------------------------------
    Allowance for credit losses                                          $58,582      $59,456      $59,023
                                                                    =======================================
    Allowance for loan losses /
     loans outstanding                                                      2.18%        2.11%        2.19%


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

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, assuming an increase of 100 bp in the federal funds rate and an increase of 72 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 3.9% of the Company's most likely net income plan for the twelve months ended March 31, 2008. Conversely, assuming a decrease of 100 bp in the federal funds rate and a decrease of 36 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are estimated to improve 1.1% over the Company's most likely income plan for the twelve months ended March 31, 2008. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.


Liquidity

The Company's principal sources of asset liquidity are investment securities available for sale and principal payments from investment securities held to maturity and consumer loans. At March 31, 2007, investment securities available for sale totaled $602 million. At March 31, 2007, indirect automobile loans totaled $443 million, which were experiencing stable monthly principal payments in the range of $17 million to $20 million. In addition, at March 31, 2007, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $22 million was outstanding at March 31, 2007. As a member of the Federal Reserve System, the Company also has the ability to borrow from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1 with a stable outlook. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company can access additional long-term debt financing if desired. The Company generates significant liquidity from its operating activities. The Company's profitability during the first three months of 2007 and 2006 contributed to substantial operating cash flows of $29.5 million and $33.5 million, respectively. In 2007, operating activities provided a substantial portion of cash for $10.3 million in shareholder dividends and $22.1 million utilized to repurchase common stock. In 2006, operating activities provided enough cash for $23.0 million of Company stock repurchases and $10.2 million in shareholder dividends.

In the first three months of 2007, investing activities generated $52.3 million, compared with $75.8 million in the same period of 2006. In the first three months of 2007, sales and maturities, net of purchases, of investment securities were $41.0 million. In the first three months of 2006, sales and maturities, net of purchases, of investment securities were $44.0 million.

The Company anticipates maintaining its cash levels in 2007 mainly through profitability and retained earnings. It is anticipated that loan demand will increase moderately in 2007, although such demand will be dictated by economic and competitive conditions. The growth of deposit balances is expected to exceed the anticipated growth in earning assets through the end of 2007. Depending on economic conditions, interest rate levels, and a variety of other conditions, excess deposit growth may be used to purchase investment securities or to reduce short-term borrowings. However, due to changes in consumer confidence, possible terrorist attacks, the war in Iraq, and changes in the general economic environment, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue in 2007 but will depend on the Board's ongoing evaluation of the advisability of such actions.

Westamerica Bancorporation ("the Parent Company") is a separate entity from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for interest and principal on outstanding debt and the payment of dividends declared for shareholders. Substantially all of the Parent Company's revenues are obtained from service fees and dividends received from the Bank and, to a lesser extent, other subsidiaries. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company repurchases shares of its common stock in the open market pursuant to stock repurchase plans approved by the Board with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. In addition, other programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased 447 thousand shares in the first quarter of 2007, 429 thousand shares in the first quarter of 2006, and 410 thousand shares in the fourth quarter of 2006.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $419.8 million at March 31, 2007. This amount, which is reflective of the effect of the generation of earnings, offset by common stock repurchases, and dividends paid to shareholders, represents a decrease of $11.3 million or 2.63% from a year ago, and a decrease of $4.4 million or 1.04% from December 31, 2006. The Company's ratio of equity to total assets increased to 8.84% at March 31, 2007, from 8.53% a year ago. The shareholder's equity to total assets decreased at March 31, 2007, compared with 8.90% at December 31, 2006.

The following summarizes the Company's ratios of capital to risk-adjusted assets for the periods indicated:



                                                                At March 31,          At         Minimum
                                                       --------------------------December 31,  Regulatory
                                                           2007         2006         2006      Requirement
                                                       ----------------------------------------------------
    Tier I Capital                                             9.64%        9.41%        9.77%        4.00%
    Total Capital                                             10.96%       10.73%       11.09%        8.00%
    Leverage ratio                                             6.42%        6.18%        6.42%        4.00%


The risk-based capital ratios rose at March 31, 2007, compared with the first quarter of 2006, primarily due to decreases in risk-weighted assets. The risk-based capital ratios decreased at March 31, 2007 from the previous quarter due to a decrease in equity capital.

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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2007. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings

    Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank.

    Item 1A. Risk Factors

    There are no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (a) None

    (b) None

    (c) Issuer Purchases of Equity Securities

    The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2007 (in thousands, except per share data).


                                                   (c)          (d)
                                                 Total      Maximum
                                                Number       Number
                                             of Shares    of Shares
                                      (b)    Purchased     that May
                         (a)      Average   as Part of       Yet Be
                       Total        Price     Publicly    Purchased
                   Number of         Paid    Announced    Under the
                      Shares          per        Plans     Plans or
         Period    Purchased        Share or Programs*     Programs
    ----------------------------------------------------------------
    January 1
    through
    January 31           154       $49.27          154        1,325
    ----------------------------------------------------------------
    February 1
    through
    February 28          197        50.46          197        1,128
    ----------------------------------------------------------------
    March 1
    through
    March 31              96        47.87           96        1,032
    ----------------------------------------------------------------
    Total                447       $49.49          447        1,032
    ================================================================


* Includes 9 thousand, 14 thousand and 3 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the first quarter of 2007 pursuant to a program approved by the Board of Directors on August 24, 2006 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2007.

    Item 3. Defaults upon Senior Securities

                None

    Item 4. Submission of Matters to a Vote of Security Holders

                None

    Item 5. Other Information

                None
    Item 6. Exhibits

    The list of Exhibits is incorporated by reference from the Exhibit Index appearing below.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                             WESTAMERICA BANCORPORATION
                             (Registrant)



May 4, 2007                  /s/ John "Robert" Thorson
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