Form 10-Q
period 2007-06-30
WESTAMERICA BANCORPORATION
filed 2007-07-31
CIK 311094

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

               Yes [   ]                                   No [ x ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Title  of  Class        Shares outstanding as of July 25, 2007

          Common Stock,                        29,606,194
          No Par Value

                                          TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    ------
Forward Looking Statements                                                                              2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                                                         3

  Notes to Unaudited Condensed Consolidated Financial Statements                                        7

  Financial Summary                                                                                    10

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                   11

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                  27

  Item 4 - Controls and Procedures                                                                     27

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                           28

  Item 1A - Risk Factors                                                                               28

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                 28

  Item 3 - Defaults upon Senior Securities                                                             28

  Item 4 - Submission of Matters to a Vote of Security Holders                                         29

  Item 5 - Other Information                                                                           29

  Item 6 - Exhibits                                                                                    29

  Signature                                                                                            30

  Exhibit Index                                                                                        31

  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
         Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                              32

  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
         Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                              33

  Exhibit 32.1 - Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350           34

  Exhibit 32.2 - Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350           35



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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)



                                                               At June 30,           At
                                                      --------------------------December 31,
                                                          2007         2006*        2006
                                                      ---------------------------------------
Assets:
  Cash and cash equivalents                               $164,065     $188,670     $184,442
  Money market assets                                          325          534          567
  Investment securities available for sale                 582,959      620,294      615,525
  Investment securities held to maturity,
    with market values of:
     $1,085,464 at June 30, 2007                         1,104,132
     $1,210,561 at June 30, 2006                                      1,243,936
     $1,155,736 at December 31, 2006                                               1,165,092
  Loans, gross                                           2,521,738    2,580,612    2,531,734
  Allowance for loan losses                                (53,473)     (55,684)     (55,330)
                                                      ---------------------------------------
    Loans, net of allowance for loan losses              2,468,265    2,524,928    2,476,404
  Other real estate owned                                      613          656          647
  Premises and equipment, net                               29,169       31,785       30,188
  Identifiable intangibles                                  20,215       24,114       22,082
  Goodwill                                                 121,719      121,719      121,719
  Interest receivable and other assets                     155,607      149,006      152,669
                                                      ---------------------------------------
    Total Assets                                        $4,647,069   $4,905,642   $4,769,335
                                                      =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                 $1,266,941   $1,330,280   $1,341,019
    Interest bearing:
      Transaction                                          554,036      606,633      588,668
      Savings                                              809,791      951,819      865,268
      Time                                                 704,264      758,315      721,779
                                                      ---------------------------------------
    Total deposits                                       3,335,032    3,647,047    3,516,734
  Short-term borrowed funds                                809,261      746,517      731,977
  Debt financing and notes payable                          36,846       36,993       36,920
  Liability for interest, taxes and
    other expenses                                          57,948       51,598       59,469
                                                      ---------------------------------------
    Total Liabilities                                    4,239,087    4,482,155    4,345,100
                                                      ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         29,732 at June 30, 2007                           335,300
         31,201 at June 30, 2006                                        343,490
         30,547 at December 31, 2006                                                 341,529
  Deferred compensation                                      2,990        2,734        2,734
  Accumulated other comprehensive (loss) income               (777)      (4,771)       1,850
  Retained earnings                                         70,469       82,034       78,122
                                                      ---------------------------------------
    Total Shareholders' Equity                             407,982      423,487      424,235
                                                      ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                          $4,647,069   $4,905,642   $4,769,335
                                                      =======================================


See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt SAB No. 108


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)


                                                           Three months ended        Six months ended
                                                                June 30,                  June 30,
                                                          2007         2006         2007         2006
                                                      ----------------------------------------------------
Interest Income:
  Loans                                                    $40,727      $41,160      $80,894      $82,266
  Money market assets and funds sold                             2            2            3            2
  Investment securities available for sale
    Taxable                                                  3,919        4,227        7,989        8,631
    Tax-exempt                                               2,922        3,150        5,974        6,321
  Investment securities held to maturity
    Taxable                                                  5,987        7,407       12,255       15,236
    Tax-exempt                                               5,784        5,931       11,599       11,888
                                                      ----------------------------------------------------
    Total interest income                                   59,341       61,877      118,714      124,344
                                                      ----------------------------------------------------
Interest Expense:
  Transaction deposits                                         528          427        1,051          855
  Savings deposits                                           1,452          924        2,861        1,822
  Time deposits                                              7,540        6,661       14,845       12,577
  Short-term borrowed funds                                  8,718        7,695       17,014       14,366
  Notes payable                                                578          578        1,156        1,176
                                                      ----------------------------------------------------
    Total interest expense                                  18,816       16,285       36,927       30,796
                                                      ----------------------------------------------------
Net Interest Income                                         40,525       45,592       81,787       93,548
                                                      ----------------------------------------------------

Provision for credit losses                                     75          150          150          300
                                                      ----------------------------------------------------
Net Interest Income After
  Provision For Credit Losses                               40,450       45,442       81,637       93,248
                                                      ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                        7,716        7,186       15,244       14,269
  Merchant credit card                                       2,768        2,392        5,217        4,778
  Debit card                                                   960          876        1,856        1,704
  Financial services commissions                               363          363          673          661
  Trust fees                                                   304          287          641          569
  Mortgage banking                                              33           49           62           99
  Other                                                      2,556        2,908        6,285        5,621
                                                      ----------------------------------------------------
  Total Noninterest Income                                  14,700       14,061       29,978       27,701
                                                      ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                             12,622       13,559       25,189       26,816
  Occupancy                                                  3,342        3,267        6,633        6,499
  Data processing                                            1,543        1,531        3,066        3,065
  Equipment                                                  1,147        1,315        2,284        2,581
  Amortization of intangibles                                  893        1,016        1,868        2,056
  Courier service                                              857          909        1,705        1,831
  Professional fees                                            409          833          904        1,291
  Other                                                      3,893        3,915        7,721        7,690
                                                      ----------------------------------------------------
  Total Noninterest Expense                                 24,706       26,345       49,370       51,829
                                                      ----------------------------------------------------

Income Before Income Taxes                                  30,444       33,158       62,245       69,120
  Provision for income taxes                                 8,093        8,664       16,324       18,509
                                                      ----------------------------------------------------
Net Income                                                 $22,351      $24,494      $45,921      $50,611
                                                      ====================================================

Average Shares Outstanding                                  29,938       31,364       30,139       31,525
Diluted Average Shares Outstanding                          30,365       31,932       30,593       32,103

Per Share Data:
  Basic Earnings                                             $0.75        $0.78        $1.52        $1.61
  Diluted Earnings                                            0.74         0.77         1.50         1.58
  Dividends Paid                                              0.34         0.32         0.68         0.64

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)


                                                                                 Accumulated
                                                                                   Compre-
                                                         Common      Deferred      hensive     Retained
                                            Shares        Stock    Compensation    Income      Earnings       Total
                                         ------------------------------------------------------------------------------
Balance, December 31, 2005                     31,882     $343,035       $2,423       $1,882      $87,724     $435,064
  Adjustment to initially apply SAB
    Statement No. 108, net of tax                  --           --           --           --       $1,756       $1,756
                                         ------------------------------------------------------------------------------
  Balance at January 1, 2006                   31,882      343,035        2,423        1,882       89,480      436,820
  Comprehensive income
    Net income for the period                                                                      50,611       50,611
    Other comprehensive income,
      net of tax:
      Net unrealized loss on securities
        available for sale                                                            (6,653)                   (6,653)
                                                                                                          -------------
  Total comprehensive income                                                                                    43,958
  Exercise of stock options                       217        7,754                                               7,754
  Stock option tax benefits                                    617                                                 617
  Restricted stock activity                        20          727          311                                  1,038
  Stock based compensation                                   1,274                                               1,274
  Stock awarded to employees                        2          126                                                 126
  Purchase and retirement of stock               (920)     (10,043)                               (37,770)     (47,813)
  Dividends                                                                                       (20,287)     (20,287)
                                         ------------------------------------------------------------------------------
Balance, June 30, 2006                         31,201     $343,490       $2,734      ($4,771)     $82,034     $423,487
                                         ==============================================================================

Balance, December 31, 2006                     30,547     $341,529       $2,734       $1,850      $78,122     $424,235
  Comprehensive income
    Net income for the period                                                                      45,921       45,921
    Other comprehensive income,
      net of tax:
      Net unrealized loss on securities
        available for sale                                                            (2,646)                   (2,646)
      Post-retirement benefit transition
        obligation amortization                                                           19                        19
                                                                                                          -------------
  Total comprehensive income                                                                                    43,294
  Exercise of stock options                        74        2,716                                               2,716
  Stock option tax benefits                                    140                                                 140
  Restricted stock activity                        12          316          256                                    572
  Stock based compensation                                     939                                                 939
  Stock awarded to employees                        3          126                                                 126
  Purchase and retirement of stock               (904)     (10,466)                               (33,012)     (43,478)
  Dividends                                                                                       (20,562)     (20,562)
                                         ------------------------------------------------------------------------------
Balance, June 30, 2007                         29,732     $335,300       $2,990        ($777)     $70,469     $407,982
                                         ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                    For the six months
                                                                                       ended June 30,
                                                                                --------------------------
                                                                                    2007         2006
                                                                                --------------------------
Operating Activities:
  Net income                                                                         $45,921      $50,611
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                      4,892        5,152
    Provision for credit losses                                                          150          300
    Net amortization of loan fees, net of cost                                          (741)        (258)
    Decrease in interest income receivable                                               762        2,284
    Increase in other assets                                                          (6,667)      (3,928)
    Decrease in income taxes payable                                                    (953)      (1,655)
    Increase in interest expense payable                                                  27        1,384
    Increase in other liabilities                                                      3,120        1,571
    Stock option compensation expense                                                    939        1,274
    Stock option tax benefits                                                           (140)        (617)
    Writedown of equipment                                                                 7          186
    Originations of loans for resale                                                    (271)        (500)
    Proceeds from sale of loans originated for resale                                    212          505
    Writedown on property acquired in satisfaction of debt                                34            0

Net Cash Provided by Operating Activities                                             47,292       56,309
                                                                                --------------------------
Investing Activities:
  Net repayments of loans                                                              8,788       90,740
  Purchases of investment securities available for sale                              (26,178)      (5,020)
  Proceeds from maturity of securities available for sale                             55,189       35,448
  Purchases of investment securities held to maturity                                      0            0
  Proceeds from maturity of securities held to maturity                               60,960       93,281
  Purchases of FRB/FHLB stock                                                            (73)         (67)
  Proceeds from sales of FRB/FHLB stock                                                   73          139
  Purchases of property, plant and equipment                                            (752)        (706)

Net Cash Provided by Investing Activities                                             98,007      213,815
                                                                                --------------------------
Financing Activities:
  Net decrease in deposits                                                          (181,702)    (199,054)
  Net increase (decrease) in short-term borrowings                                    77,284      (28,656)
  Repayments of notes payable                                                            (74)      (3,288)
  Exercise of stock options                                                            2,716        7,754
  Stock option tax benefits                                                              140          617
  Purchase and retirement of stock                                                   (43,478)     (47,813)
  Dividends paid                                                                     (20,562)     (20,287)
                                                                                --------------------------

Net Cash Used in Financing Activities                                               (165,676)    (290,727)
                                                                                --------------------------

Net Decrease In Cash and Cash Equivalents                                            (20,377)     (20,603)

Cash and Cash Equivalents at Beginning of Period                                     184,442      209,273
                                                                                --------------------------
Cash and Cash Equivalents at End of Period                                          $164,065     $188,670
                                                                                ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                            $0         $656
  Unrealized loss on securities available for sale, net                               (2,646)      (6,653)

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                                       $36,955      $32,181
  Income tax payments for the period                                                  17,263       20,860


    See accompanying notes to unaudited condensed consolidated financial statements.


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Prior to SAB 108, the Company had historically focused on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements. With a focus on the income statement, the Company's analysis could lead to the accumulation of misstatements in the balance sheet. In applying SAB 108, the Company must also consider any accumulated misstatements in the balance sheet. SAB 108 permitted companies to initially apply its provisions by recording the cumulative effect of misstatements as adjustments to the balance sheet as of the first day of the fiscal year, with an offsetting adjustment recorded to retained earnings, net of tax. In applying SAB 108, the Company made an adjustment to reduce other liabilities by $3 million. The $3 million overstatement of other liabilities accumulated over seventeen years, as the liability accrued for stock-based compensation exceeded the amount paid to employees. These misstatements had not previously been material to the income statements for any of those prior periods. Comparative amounts as of June 30, 2006 have been adjusted to reflect adoption of SAB 108 as follows (in thousands):


                                              As
                                          Originally     SAB 108        As
                                           Reported    Adjustment    Adjusted
                                         ---------------------------------------
Liability for interest, taxes
  and other expenses                          $54,598      ($3,000)     $51,598
Interest receivable and
  other assets                                150,250       (1,244)     149,006
Retained earnings                              80,278        1,756       82,034


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

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the six months ended June 30, 2007 and June 30, 2006. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the second quarter of 2007 and second quarter of 2006, no such adjustments were recorded.


The changes in the carrying value of goodwill were ($ in thousands):

December 31, 2005                                         $121,907

  Recognition of stock option tax benefits for
    the exercise of options converted upon merger             (193)
  Fair value measurement adjustments during
    post-merger allocation period                                5
                                                      -------------
June 30, 2006                                             $121,719
                                                      =============

December 31, 2006                                         $121,719

                                                           --
                                                      -------------
June 30, 2007                                             $121,719
                                                      =============



The gross carrying amount of intangible assets and accumulated amortization was ($ in thousands):


                                                                June 30,
                                         ----------------------------------------------------
                                                    2007                      2006
                                         ----------------------------------------------------
                                             Gross                     Gross
                                           Carrying    Accumulated   Carrying    Accumulated
                                            Amount    Amortization    Amount    Amortization
                                         ----------------------------------------------------
Core Deposit Intangibles                      $24,383     ($10,339)     $24,383      ($8,120)

Merchant Draft Processing Intangible           10,300       (4,129)      10,300       (2,449)
                                         ----------------------------------------------------
  Total Intangible Assets                     $34,683     ($14,468)     $34,683     ($10,569)
                                         ====================================================


As of June 30, 2007, the current year and estimated future amortization expense for intangible assets was ($ in thousands):


                                                                     Merchant
                                                          Core         Draft
                                                         Deposit    Processing
                                                       Intangibles  Intangible      Total
                                                      ---------------------------------------
Six months ended June 30, 2007 (actual)                     $1,087         $781       $1,868

Estimate for year ended December 31,
                       2007                                  2,153        1,500        3,653
                       2008                                  2,021        1,200        3,221
                       2009                                  1,859          962        2,821
                       2010                                  1,635          774        2,409
                       2011                                  1,386          624        2,010
                       2012                                  1,230          500        1,730


Note 4: Post Retirement Benefits

The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to eligible employees electing early retirement until age 65. The Company pays a portion of these eligible early retirees' insurance premiums which are determined at their date of retirement. The Company reimburses a portion of Medicare Part B premiums for all eligible retirees and spouses over age 65.

The following table sets forth the net periodic post-retirement benefit costs (in thousands):


                                                       For the six months ended
                                                              June 30,
                                                      --------------------------
                                                          2007         2006
                                                      --------------------------
Service cost                                                    $8          $94
Interest cost                                                  132          106
Amortization of unrecognized
  transition obligation                                         30           30
                                                      --------------------------
Net periodic cost                                             $170         $230
                                                      ==========================

The Company does not fund plan assets for any post-retirement benefit plans.


Note 5: Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No.48 Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):



Balance at January 1, 2007                                                 $792

Additions for tax positions taken in the current period                       0
Reductions for tax positions taken in the current period                      0
Additions for tax positions taken in prior years                              0
Reductions for tax positions taken in prior years                             0
Decreases related to settlements with taxing authorities                      0
Decreases as a result of a lapse in statue of limitations                     0
                                                                   -------------
Balance at June 30, 2007                                                   $792
                                                                   =============


The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2007. Unrecognized tax benefits at January 1, 2007 and June 30, 2007 include accrued interest and penalties of $137 thousand. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

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

Note 6: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share. Basic earnings per share are computed by dividing net income by the average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the average number of shares outstanding during the period plus the impact of common stock equivalents.


                                                              For the                   For the
                                                           three months                six months
                                                          ended June 30,             ended June 30,
    (In thousands, except per share data)                 2007         2006         2007         2006
                                                      ----------------------------------------------------
    Weighted average number of common
      shares outstanding - basic                            29,938       31,364       30,139       31,525

    Add exercise of options reduced by the
      number of shares that could have been
      purchased with the proceeds of such
      exercise                                                 427          568          454          578
                                                      ----------------------------------------------------
    Weighted average number of common
      shares outstanding - diluted                          30,365       31,932       30,593       32,103
                                                      ====================================================

    Net income                                             $22,351      $24,494      $45,921      $50,611

    Basic earnings per share                                 $0.75        $0.78        $1.52        $1.61

    Diluted earnings per share                               $0.74        $0.77        $1.50        $1.58


For the three months ended June 30, 2007 and 2006, options to purchase 901 thousand and 727 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Similarly, for the six months ended June 30, 2007 and 2006, options to purchase 911 thousand and 732 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because they were anti-dilutive.

WESTAMERICA BANCORPORATION
Financial Summary
(Dollars in thousands, except per share data)


                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                      ----------------------------------------------------
                                                          2007         2006         2007         2006
                                                      ----------------------------------------------------
    Net Interest Income (FTE)***                           $46,059      $51,503      $92,973     $105,477
    Provision for Loan Losses                                  (75)        (150)        (150)        (300)
    Noninterest Income                                      14,700       14,061       29,978       27,701
    Noninterest Expense                                    (24,706)     (26,345)     (49,370)     (51,829)
    Provision for Income Taxes (FTE)***                    (13,627)     (14,575)     (27,510)     (30,438)
                                                      ----------------------------------------------------
    Net Income                                             $22,351      $24,494      $45,921      $50,611
                                                      ====================================================

    Average Shares Outstanding                              29,938       31,364       30,139       31,525
    Diluted Average Shares Outstanding                      30,365       31,932       30,593       32,103
    Shares Outstanding at Period End                        29,732       31,201       29,732       31,201

    As Reported:
      Basic Earnings Per Share                               $0.75        $0.78        $1.52        $1.61
      Diluted Earnings Per Share                             $0.74        $0.77        $1.50        $1.58
      Return On Assets                                        1.92%        1.99%        1.97%        2.04%
      Return On Equity                                       21.94%       23.12%       22.49%       24.02%
      Net Interest Margin (FTE)***                            4.36%        4.58%        4.38%        4.65%
      Net Loan Losses to Average Loans                        0.24%        0.04%        0.16%        0.04%
      Efficiency Ratio**                                      40.7%        40.2%        40.2%        38.9%

    Average Balances:
      Total Assets                                      $4,668,627   $4,948,443   $4,691,007   $5,001,349
      Earning Assets                                     4,245,342    4,515,728    4,266,357    4,560,953
      Total Loans, Gross                                 2,516,114    2,588,220    2,518,085    2,602,085
      Total Deposits                                     3,377,413    3,652,030    3,402,548    3,718,233
      Shareholders' Equity                                 408,564      424,999      411,791      424,916

    Balances at Period End:*
      Total Assets                                      $4,647,069   $4,905,642
      Earning Assets                                     4,209,154    4,445,376
      Total Loans, Gross                                 2,521,738    2,580,612
      Total Deposits                                     3,335,032    3,647,047
      Shareholders' Equity                                 407,982      423,487

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                      2.12%        2.16%
      Book Value Per Share                                  $13.72       $13.57
      Equity to Assets                                        8.78%        8.63%
      Total Capital to Risk Adjusted Assets                  10.83%       10.93%

    Dividends Paid Per Share                                 $0.34        $0.32        $0.68        $0.64
    Dividend Payout Ratio                                       46%          42%          45%          41%

    The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein. Percentages under the heading "As Reported" are annualized.

    * Balances at June 30, 2006 have been adjusted to adopt SAB No. 108.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported second quarter 2007 net income of $22.4 million or $0.74 diluted earnings per share. These results compare to net income of $24.5 million or $0.77 per share for the same period of 2006.

On a year-to-date basis, the Company reported net income for the six months ended June 30, 2007 of $45.9 million or diluted earnings per share of $1.50, compared with $50.6 million or $1.58 per share for the same period of 2006.

Following is a summary of the components of net income for the periods indicated (dollars in thousands except per share data):


                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                      ----------------------------------------------------
                                                          2007         2006         2007         2006
                                                      ----------------------------------------------------
    Net interest income (FTE)                              $46,059      $51,503      $92,973     $105,477
    Provision for loan losses                                  (75)        (150)        (150)        (300)
    Noninterest income                                      14,700       14,061       29,978       27,701
    Noninterest expense                                    (24,706)     (26,345)     (49,370)     (51,829)
    Provision for income taxes (FTE)                       (13,627)     (14,575)     (27,510)     (30,438)
                                                      ----------------------------------------------------
    Net income                                             $22,351      $24,494      $45,921      $50,611
                                                      ====================================================

    Average diluted shares                                  30,365       31,932       30,593       32,103

    Diluted earnings per share                               $0.74        $0.77        $1.50        $1.58

    Average total assets                                $4,668,627   $4,948,443   $4,691,007   $5,001,349

    Net income (annualized) to average total assets           1.92%        1.99%        1.97%        2.04%


Net income for the second quarter of 2007 was $2.1 million or 8.8% less than the same quarter of 2006, attributable to lower net interest income (FTE), partially offset by higher noninterest income and decreases in provision for loan losses, noninterest expense and income tax provision (FTE). The decrease in net interest income (FTE) (down $5.4 million or 10.6%) was the net result of lower average interest-earning assets, higher funding costs and lower loan fee income, partially offset by higher yields on earning assets. The provision for loan losses decreased $75 thousand or 50.0% from a year ago, reflecting Management's assessment of credit risk for the loan portfolio. Noninterest income rose $639 thousand or 4.5% mainly due to higher service charges on deposits and merchant credit card income. Noninterest expense decreased $1.6 million or 6.2% mostly due to lower personnel costs. The provision for income taxes (FTE) decreased $948 thousand or 6.5% primarily due to lower profitability.

Comparing the first six months of 2007 to the prior year, net income decreased $4.7 million or 9.3%, due to lower net interest income (FTE), partially offset by higher noninterest income and declines in provision for loan losses, noninterest expense and lower tax provision (FTE). The lower net interest income (FTE) was mainly caused by a lower volume of average interest-earning assets and higher funding costs, partially offset by higher yields on earnings assets. The provision for loan losses decreased $150 thousand or 50.0% to reflect Management's view on credit risk. Noninterest income increased $2.3 million or 8.2% largely due to higher service charges on deposits, merchant credit card income and company-owned life insurance proceeds. Noninterest expense declined $2.5 million or 4.7% primarily due to lower personnel costs. The income tax provision (FTE) decreased $2.9 million or 9.6% primarily due to lower profitability.

Net Interest Income

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                      ----------------------------------------------------
                                                          2007         2006         2007         2006
                                                      ----------------------------------------------------
    Interest and fee income                                $59,341      $61,877     $118,714     $124,344
    Interest expense                                       (18,816)     (16,285)     (36,927)     (30,796)
    FTE adjustment                                           5,534        5,911       11,186       11,929
                                                      ----------------------------------------------------
      Net interest income (FTE)                            $46,059      $51,503      $92,973     $105,477
                                                      ====================================================

    Average earning assets                              $4,245,342   $4,515,728   $4,266,357   $4,560,953

    Net interest margin (FTE)                                 4.36%        4.58%        4.38%        4.65%


During the periods presented, competition for deposits has intensified due to rising short-term interest rates, loan growth exceeding deposit growth in the banking industry, and other factors. Deposit competition within the banking industry has caused deposit costs to rise, while competitive rates on loans have not changed significantly. The resulting increase in funding costs has not been offset fully by rising yields on loans and investments due to relatively stable intermediate and long-term interest rates. Net interest income (FTE) decreased during the second quarter of 2007 by $5.4 million or 10.6% from the same period in 2006 to $46.1 million, mainly due to lower average earning assets (down $270 million), higher rates paid on interest-bearing liabilities (up 49 basis points or "bp") and lower loan fee income (down $185 thousand), partially offset by higher yields on earning assets (up 11 bp) and a lower volume of interest-bearing liabilities (down $213 million).

Comparing the first six months of 2007 with the same period of 2006, net interest income (FTE) decreased $12.5 million or 11.9%, primarily due to lower average earning assets (down $295 million) and higher rates paid on interest-bearing liabilities (up 57 bp), partially offset by higher yields on earning assets (up 12 bp) and lower average balances of interest-bearing liabilities (down $229 million).

Interest and Fee Income

Interest and fee income (FTE) for the second quarter of 2007 decreased $2.9 million or 4.3% from the same period in 2006. The decline was caused by lower average balances of earning assets and lower loan fees (down $185 thousand), partially offset by higher yields on loans.

The average earning asset decrease of $270 million for the second quarter of 2007 compared to the same period in 2006 was due to declines in most earning asset categories except for growth in indirect automobile loans (up $40 million). The loan portfolio declined $72 million mostly due to decreases in commercial loans (down $49 million), commercial real estate loans (down $30 million), residential real estate loans (down $16 million) and personal credit lines (down $12 million). Competitive loan pricing and loosened underwriting standards in the banking industry are limiting the opportunity to originate commercial loans which will remain profitable throughout the duration of the loans, in Management's opinion. Current interest rate spreads between loan origination yields and the rates paid on deposits and other funding sources are very narrow. Such interest rate spreads could be pressured in the near-term as funding costs rise while many loan yields are generally fixed in nature. As a result, the Company has not taken an aggressive posture relative to current loan and investment portfolio growth.

The Company has allowed the investment portfolio to decline due to the current interest rate environment, which has very narrow spreads between current interest rates on similar securities and on incremental funding sources. Average total investments decreased $198 million for the second quarter of 2007 compared with the same period in 2006, due to paydowns, calls, and maturities of mortgage backed securities and collateralized mortgage obligations (down $128 million), municipal securities (down $34 million), corporate and other securities (down $20 million) and U.S. government sponsored entity obligations (down $16 million).

The average yield on the Company's earning assets increased from 6.01% in the second quarter of 2006 to 6.12% in the same period in 2007. The composite yield on loans rose 11 bp to 6.69% primarily due to increases in yields on construction loans (up 139 bp), taxable commercial loans (up 30 bp), consumer loans (up 31 bp) and residential real estate loans (up 13 bp), partially offset by an 11 bp decline in yields on commercial real estate loans.

The investment portfolio yield rose 6 bp to 5.31%, mainly attributable to higher yields on U.S. government sponsored entity obligations (up 18 bp) and corporate and other securities (up 17 bp), partially offset by lower yields on municipal securities (down 5 bp). As investment portfolio volumes have declined over the past year, municipal security volumes have declined at a slower rate than the remainder of the investment portfolio. As a result, municipal securities represented 44 percent of total average investment security volumes during the second quarter 2007, compared to 42 percent during the second quarter 2006. This migration in the composition of the investment portfolio has improved the overall yield of the investment portfolio since municipal security yields exceed the yield of the overall investment portfolio.

Comparing the first half of 2007 with the corresponding period a year ago, interest and fee income (FTE) was down $6.4 million or 4.7%. The decrease largely resulted from lower average balances of earning assets and low loan fee income (down $88 thousand), partially offset by higher yields on earning assets.

Average earning assets decreased $295 million or 6.5% for the first half of 2007 compared with the same period of 2006, due to a $211 million decline in the investment portfolio and a $84 million decrease in the loan portfolio. Lower average investment balances were attributable to mortgage backed securities and collateralized mortgage obligations (down $131 million), municipal securities (down $34 million), corporate and other securities (down $23 million) and U.S. government sponsored obligations (down $23 million).

The loan portfolio decline was primarily due to decreases in average balances of commercial loans (down $58 million), commercial real estate loans (down $26 million), personal credit lines (down $12 million) and residential real estate loans (down $10 million), partly offset by a $31 million increase in the average balance of indirect automobile loans.

The average yield on earning assets for the first half of 2007 was 6.12% compared with 6.00% in the corresponding period of 2006. The loan portfolio yield for the first half of 2007 compared with the same period of 2006 was higher by 9 bp, primarily due to increases in yields on construction loans (up 138 bp), consumer loans (up 46 bp), taxable commercial loans (up 26 bp) and residential real estate loans (up 12 bp), partially offset by a 16 bp decline in the average yield on commercial real estate loans.

The investment portfolio yield rose by 9 bp. The increase resulted mostly from higher yields on U.S. government sponsored obligation (up 21 bp) and corporate and other securities (up 63 bp).

Interest Expense

Interest expense in the second quarter of 2007 increased $2.5 million or 15.5% compared with the same period in 2006. The increase was attributable to higher rates paid on the interest-bearing liabilities, partially offset by a lower average volume of those liabilities.

The average rate paid on interest-bearing liabilities increased from 2.07% in the second quarter of 2006 to 2.56% in the same quarter of 2007, reflecting trends in short-term interest rates. The average rate on federal funds purchased rose 32 bp while the average rate on line of credit and repurchase facilities increased 85 bp. Rates on deposits increased as well, including those on CDs over $100 thousand (up 63 bp), on retail CDs (up 70 bp) and on preferred money market savings (up 219 bp).

Interest-bearing liabilities declined $213 million or 6.8% for the second quarter of 2007 over the same period of 2006. Most categories of deposits declined including money market savings (down $139 million), retail CDs (down $31 million), regular savings (down $46 million) and money market checking accounts (down $46 million). The decline was partially offset by a $45 million increase in preferred money market savings and a $76 million increase in federal funds purchased.

Comparing the first half of 2007 to the corresponding period of 2006, interest expense rose $6.1 million or 19.9%, due to higher rates paid on interest-bearing liabilities, partially offset by a decline in such liabilities.

Rates paid on liabilities averaged 2.51% during the first six months of 2007 compared to 1.94% in the first six months of 2006. The average rate paid on federal funds purchased rose 56 bp. Rates on deposits were also higher. CDs over $100 thousand rose 84 bp and retail CDs increased by 79 bp. Preferred money market savings increased 219 bp.

Interest-bearing liabilities declined $229 million or 7.2% over the first half of 2006 mainly due to decreases in money market savings (down $145 million), money market checking accounts (down $56 million), regular savings (down $46 million) and retail CDs (down $33 million). The decline was partially offset by increases in preferred money market savings (up $43 million) and short-term borrowed funds purchased (up $20 million).

In all periods, the Company has attempted to increase the balances of more profitable, lower-cost transaction accounts in order to minimize the cost of funds.

    Net Interest Margin (FTE)

    The following summarizes the components of the Company's net interest margin for the periods indicated:


                                                      Three months ended        Six months ended
                                                        June 30,                  June 30,
                                                      ----------------------------------------------------
                                                              2007         2006         2007         2006
                                                      ----------------------------------------------------

    Yield on earning assets (FTE)                             6.12%        6.01%        6.12%        6.00%
    Rate paid on interest-bearing
      liabilities                                             2.56%        2.07%        2.51%        1.94%
                                                      ----------------------------------------------------
      Net interest spread (FTE)                               3.56%        3.94%        3.61%        4.06%

    Impact of all other net
      noninterest bearing funds                               0.80%        0.64%        0.77%        0.59%
                                                      ----------------------------------------------------
        Net interest margin (FTE)                             4.36%        4.58%        4.38%        4.65%
                                                      ====================================================


During the second quarter of 2007, the net interest margin declined 22 bp compared to the same period in 2006. Rates paid on interest-bearing liabilities climbed faster than yields on earning assets, resulting in a 38 bp decline in net interest spread. The decline in the net interest spread was partially mitigated by the higher net interest margin contribution from noninterest bearing funding sources. While the average balance of these sources decreased $50 million or 3.8%, their margin contribution increased 16 bp because of the higher market rates of interest at which they could be invested.

The net interest margin in the first half of 2007 declined by 27 bp when compared with the corresponding period of 2006. Earning asset yields increased 12 bp and the cost of interest-bearing liabilities rose by 57 bp, resulting in a 45 bp decrease in the interest spread. Noninterest bearing funding sources declined $67 million or 5.0%, their margin contribution increased by 18 bp.

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


                                                                         For the three months ended
                                                                                June 30, 2007
                                                                   ---------------------------------------
                                                                                  Interest       Rates
                                                                      Average      Income/      Earned/
                                                                      Balance      Expense       Paid
                                                                   ---------------------------------------
    Assets:
    Money market assets and funds sold                                     $459           $2         1.75%
    Investment securities:
      Available for sale
        Taxable                                                         366,904        3,919         4.27%
        Tax-exempt (1)                                                  235,763        4,259         7.23%
      Held to maturity
        Taxable                                                         555,685        5,987         4.31%
        Tax-exempt (1)                                                  570,417        8,770         6.15%
    Loans:
      Commercial:
        Taxable                                                         324,720        6,993         8.64%
        Tax-exempt (1)                                                  228,344        3,662         6.43%
      Commercial real estate                                            883,942       15,804         7.17%
      Real estate construction                                           73,206        1,841        10.09%
      Real estate residential                                           496,012        5,881         4.74%
      Consumer                                                          509,890        7,757         6.10%
                                                                   --------------------------
        Total loans (1)                                               2,516,114       41,938         6.69%
                                                                   --------------------------
        Total earning assets (1)                                      4,245,342       64,875         6.12%
    Other assets                                                        423,285
                                                                   -------------
        Total assets                                                 $4,668,627
                                                                   =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                     $1,267,032          $--           --
      Savings and interest-bearing
        transaction                                                   1,401,854        1,980         0.57%
      Time less than $100,000                                           212,189        1,751         3.31%
      Time $100,000 or more                                             496,338        5,789         4.68%
                                                                   --------------------------
         Total interest-bearing deposits                              2,110,381        9,520         1.81%
    Short-term borrowed funds                                           778,841        8,718         4.43%
    Debt financing and notes payable                                     36,868          578         6.27%
                                                                   --------------------------
        Total interest-bearing liabilities                            2,926,090       18,816         2.56%
    Other liabilities                                                    66,941
    Shareholders' equity                                                408,564
                                                                   -------------
        Total liabilities and shareholders' equity                   $4,668,627
                                                                   =============
    Net interest spread (1) (2)                                                                      3.56%

    Net interest income and interest margin (1) (3)                                  $46,059         4.36%
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



                                                                         For the three months ended
                                                                                June 30, 2006
                                                                   ---------------------------------------
                                                                                  Interest       Rates
                                                                      Average      Income/      Earned/
                                                                      Balance      Expense       Paid
                                                                   ---------------------------------------
    Assets:
    Money market assets and funds sold                                     $848           $2         0.95%
    Investment securities:
      Available for sale
        Taxable                                                         398,032        4,227         4.25%
        Tax-exempt (1)                                                  252,617        4,605         7.29%
      Held to maturity
        Taxable                                                         691,209        7,407         4.29%
        Tax-exempt (1)                                                  584,802        9,057         6.19%
    Loans:
      Commercial:
        Taxable                                                         355,136        7,386         8.34%
        Tax-exempt (1)                                                  247,225        3,978         6.45%
      Commercial real estate                                            914,373       16,590         7.28%
      Real estate construction                                           77,151        1,674         8.70%
      Real estate residential                                           511,521        5,898         4.61%
      Consumer                                                          482,814        6,964         5.79%
                                                                   --------------------------
        Total loans (1)                                               2,588,220       42,490         6.58%
                                                                   --------------------------
        Total earning assets (1)                                      4,515,728       67,788         6.01%
    Other assets                                                        432,715
                                                                   -------------
        Total assets                                                 $4,948,443
                                                                   =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                     $1,316,927          $--           --
      Savings and interest-bearing
        transaction                                                   1,588,822        1,351         0.34%
      Time less than $100,000                                           242,793        1,581         2.61%
      Time $100,000 or more                                             503,488        5,080         4.05%
                                                                   --------------------------
        Total interest-bearing deposits                               2,335,103        8,012         1.38%
    Short-term borrowed funds                                           766,936        7,695         3.97%
    Debt financing and notes payable                                     37,015          578         6.25%
                                                                   --------------------------
         Total interest-bearing liabilities                           3,139,054       16,285         2.07%
    Other liabilities                                                    67,463
    Shareholders' equity                                                424,999
                                                                   -------------
        Total liabilities and shareholders' equity                   $4,948,443
                                                                   =============
    Net interest spread (1) (2)                                                                      3.94%

    Net interest income and interest margin (1) (3)                                  $51,503         4.58%
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



                                                                           For the six months ended
                                                                                June 30, 2007
                                                                   ---------------------------------------
                                                                                  Interest       Rates
                                                                      Average      income/      earned/
                                                                      Balance      expense       paid
                                                                   ---------------------------------------
    Assets:
    Money market assets and funds sold                                     $580           $3         1.04%
    Investment securities:
      Available for sale
        Taxable                                                         371,992        7,989         4.30%
        Tax-exempt (1)                                                  235,740        8,704         7.38%
      Held to maturity
        Taxable                                                         567,553       12,255         4.32%
        Tax-exempt (1)                                                  572,407       17,613         6.15%
    Loans:
      Commercial:
        Taxable                                                         319,249       13,597         8.59%
        Tax-exempt (1)                                                  230,181        7,374         6.46%
      Commercial real estate                                            892,261       31,739         7.17%
      Real estate construction                                           71,970        3,606        10.10%
      Real estate residential                                           499,931       11,837         4.74%
      Consumer                                                          504,493       15,183         6.07%
                                                                   --------------------------
        Total loans (1)                                               2,518,085       83,336         6.67%
                                                                   --------------------------
        Total earning assets (1)                                      4,266,357      129,900         6.12%
    Other assets                                                        424,650
                                                                   -------------
        Total assets                                                 $4,691,007
                                                                   =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                     $1,269,036          $--           --
      Savings and interest-bearing
        transaction                                                   1,427,477        3,912         0.55%
      Time less than $100,000                                           215,355        3,485         3.26%
      Time $100,000 or more                                             490,680       11,360         4.67%
                                                                   --------------------------
        Total interest-bearing deposits                               2,133,512       18,757         1.77%
    Short-term borrowed funds                                           773,116       17,014         4.38%
    Debt financing and notes payable                                     36,887        1,156         6.27%
                                                                   --------------------------
         Total interest-bearing liabilities                           2,943,515       36,927         2.51%
    Other liabilities                                                    66,665
    Shareholders' equity                                                411,791
                                                                   -------------
        Total liabilities and shareholders' equity                   $4,691,007
                                                                   =============
    Net interest spread (1)(2)                                                                       3.61%

    Net interest income and interest margin (1) (3)                                  $92,973         4.38%
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



                                                                          For the six months ended
                                                                                June 30, 2006
                                                                   ---------------------------------------
                                                                                  Interest       Rates
                                                                      Average      Income/      Earned/
                                                                      Balance      Expense       Paid
                                                                   ---------------------------------------
    Assets:
    Money market assets and funds sold                                     $835           $2         0.48%
    Investment securities:
      Available for sale
        Taxable                                                         404,534        8,631         4.27%
        Tax-exempt (1)                                                  253,722        9,249         7.29%
      Held to maturity
        Taxable                                                         713,479       15,236         4.27%
        Tax-exempt (1)                                                  586,298       18,182         6.20%
    Loans:
      Commercial:
        Taxable                                                         357,142       14,757         8.33%
        Tax-exempt (1)                                                  250,250        8,073         6.51%
      Commercial real estate                                            918,606       33,404         7.33%
      Real estate construction                                           77,750        3,361         8.72%
      Real estate residential                                           510,279       11,793         4.62%
      Consumer                                                          488,058       13,585         5.61%
                                                                   --------------------------
        Total loans (1)                                               2,602,085       84,973         6.58%
                                                                   --------------------------
        Total earning assets (1)                                      4,560,953      136,273         6.00%
    Other assets                                                        440,396
                                                                   -------------
        Total assets                                                 $5,001,349
                                                                   =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                     $1,336,214          $--           --
      Savings and interest-bearing
        transaction                                                   1,631,228        2,677         0.33%
      Time less than $100,000                                           248,398        3,041         2.47%
      Time $100,000 or more                                             502,393        9,536         3.83%
                                                                   --------------------------
        Total interest-bearing deposits                               2,382,019       15,254         1.29%
    Short-term borrowed funds                                           752,622       14,366         3.80%
    Debt financing and notes payable                                     37,569        1,176         6.26%
                                                                   --------------------------
         Total interest-bearing liabilities                           3,172,210       30,796         1.94%
    Other liabilities                                                    68,009
    Shareholders' equity                                                424,916
                                                                   -------------
        Total liabilities and shareholders' equity                   $5,001,349
                                                                   =============
    Net interest spread (1)(2)                                                                       4.06%

    Net interest income and interest margin (1) (3)                                 $105,477         4.65%
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


                                                                      Three months ended June 30, 2007
                                                                          compared with three months
                                                                             ended June 30, 2006
                                                                   ---------------------------------------
                                                                      Volume        Rate         Total
                                                                   ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                      ($1)          $1           $0
    Investment securities:
      Available for sale
        Taxable                                                            (321)          13         (308)
        Tax-exempt (1)                                                     (305)         (41)        (346)
      Held to maturity
        Taxable                                                          (1,440)          20       (1,420)
        Tax-exempt (1)                                                     (222)         (65)        (287)
    Loans:
      Commercial:
        Taxable                                                            (648)         255         (393)
        Tax-exempt (1)                                                     (303)         (13)        (316)
      Commercial real estate                                               (547)        (239)        (786)
      Real estate construction                                              (89)         256          167
      Real estate residential                                              (181)         164          (17)
      Consumer                                                              401          392          793
                                                                   ---------------------------------------
        Total loans (1)                                                  (1,367)         815         (552)
        Total (decrease) increase in interest                      ---------------------------------------
          and fee income (1)                                             (3,656)         743       (2,913)
                                                                   ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                        (175)         804          629
      Time less than $100,000                                              (216)         386          170
      Time $100,000 or more                                                 (73)         782          709
                                                                   ---------------------------------------
         Total interest-bearing deposits                                   (464)       1,972        1,508
                                                                   ---------------------------------------
    Short-term borrowed funds                                               121          902        1,023
    Debt financing and notes payable                                         (2)           2            0
                                                                   ---------------------------------------
       Total (decrease) increase in interest expense                       (345)       2,876        2,531
                                                                   ---------------------------------------
    Decrease in Net Interest Income (1)                                 ($3,311)     ($2,133)     ($5,444)
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



                                                                         Six months ended June 30, 2006
                                                                            compared with six months
                                                                             ended June 30, 2005
                                                                   ---------------------------------------
                                                                      Volume        Rate         Total
                                                                   ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                      ($1)          $2           $1
    Investment securities:
      Available for sale
        Taxable                                                            (629)         (13)       ($642)
        Tax-exempt (1)                                                     (661)         116        ($545)
      Held to maturity
        Taxable                                                          (3,026)          45      ($2,981)
        Tax-exempt (1)                                                     (428)        (141)       ($569)
    Loans:
      Commercial:
        Taxable                                                          (1,603)         443      ($1,160)
        Tax-exempt (1)                                                     (643)         (56)       ($699)
      Commercial real estate                                               (946)        (719)     ($1,665)
      Real estate construction                                             (263)         508         $245
      Real estate residential                                              (240)         284          $44
      Consumer                                                              468        1,130       $1,598
                                                                   ---------------------------------------
        Total loans (1)                                                  (3,227)       1,590       (1,637)
       Total (decrease) increase in interest                       ---------------------------------------
          and fee income (1)                                             (7,972)       1,599       (6,373)
                                                                   ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                        (370)       1,605       $1,235
      Time less than $100,000                                              (443)         887         $444
      Time $100,000 or more                                                (227)       2,051       $1,824
                                                                   ---------------------------------------
         Total interest-bearing deposits                                 (1,040)       4,543        3,503
                                                                   ---------------------------------------

    Short-term borrowed funds                                               400        2,248       $2,648
    Debt financing and notes payable                                        (21)           1         ($20)
                                                                   ---------------------------------------
       Total  (decrease) increase in interest expense                      (661)       6,792        6,131
                                                                   ---------------------------------------
    Decrease in Net Interest Income (1)                                 ($7,311)     ($5,193)    ($12,504)
                                                                   =======================================

    (1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


Provision for Credit Losses

The level of the provision for credit losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $75 thousand for loan losses in the second quarter of 2007, compared with $150 thousand in the second quarter of 2006. For the first six months of 2007 and 2006, $150 thousand and $300 thousand were provided in each respective period. The provision reflects management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for credit losses, see the "Classified Assets" section of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                           Three months ended        Six months ended
                                                               June 30,                  June 30,
                                                      ----------------------------------------------------
                                                          2007         2006         2007         2006
                                                      ----------------------------------------------------

    Service charges on deposit accounts                     $7,716       $7,186      $15,244      $14,269
    Merchant credit card fees                                2,768        2,392        5,217        4,778
    Debit card fees                                            960          876        1,856        1,704
    ATM fees and interchange                                   714          717        1,391        1,395
    Other service fees                                         489          488          989          934
    Financial services commissions                             363          363          673          661
    Official check issuance income                             314          373          625          706
    Trust fees                                                 304          287          641          569
    Mortgage banking income                                     33           49           62           99
    Life insurance gains                                       --           --           822          --
    Other noninterest income                                 1,039        1,330        2,458        2,586
                                                      ----------------------------------------------------
      Total                                                $14,700      $14,061      $29,978      $27,701
                                                      ====================================================


Noninterest income for the second quarter of 2007 increased by $639 thousand or 4.5% from the same period in 2006. Service charges on deposit accounts increased due to management efforts to increase deposit accounts and minimize service charge waivers. Such charge income rose $530 thousand or 7.4% mainly due to a $682 thousand increase in overdraft fees, partially offset by declines in deficit fees charged on analyzed accounts and retail and business checking account service fees. Merchant credit card fees increased $376 thousand or 15.7%. Other noninterest income declined $291 thousand or 21.9% primarily because the 2006 period included a $239 thousand gain on sale of a vacated branch facility.

In the first half of 2007, noninterest income increased $2.3 million or 8.2% compared with the same period of the previous year. Service charges on deposit accounts increased $975 thousand or 6.8% mainly due to a $1.4 million increase in overdraft fees, partially offset by declines in deficit fees charged on analyzed accounts (down $203 thousand) and retail and business checking account service fees (down $144 thousand). Merchant credit card fees increased $439 thousand or 9.2%. Debit card fees increased $152 thousand or 8.9% mainly due to increased usage. Other noninterest income increased $694 thousand or 26.8% primarily due to $822 thousand in life insurance proceeds and a $169 thousand increase in interest recoveries on charged off loans, partially offset by the effect of a $239 thousand gain on sale of a vacated branch facility in the first half of 2006.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                           Three months ended        Six months ended
                                                               June 30,                  June 30,
                                                      ----------------------------------------------------
                                                          2007         2006         2007         2006
                                                      ----------------------------------------------------
    Salaries and related benefits                          $12,622      $13,559      $25,189      $26,816
    Occupancy                                                3,342        3,267        6,633        6,499
    Data processing services                                 1,543        1,531        3,066        3,065
    Equipment                                                1,147        1,315        2,284        2,581
    Amortization of deposit intangibles                        893        1,016        1,868        2,056
    Courier service                                            857          909        1,705        1,831
    Professional fees                                          409          833          904        1,291
    Postage                                                    396          397          806          807
    Telephone                                                  354          466          714          898
    Stationery and supplies                                    269          272          583          542
    Customer checks                                            228          263          476          553
    Operational losses                                         171          255          331          443
    Loan expense                                               171          236          338          430
    Advertising/public relations                               264          219          491          453
    Correspondent Service Charges                              220          207          445          390
    Other noninterest expense                                1,820        1,600        3,537        3,174
                                                      ----------------------------------------------------
    Total                                                  $24,706      $26,345      $49,370      $51,829
                                                      ====================================================

    Average full time equivalent staff                         910          904          901          922

    Noninterest expense to revenues (FTE)                    40.66%       40.18%       40.15%       38.92%


Noninterest expense decreased $1.6 million or 6.2% in the second quarter of 2007 compared with the same period in 2006. Salaries and related benefits decreased $937 thousand or 6.9%, mainly due to declines in stock based compensation (down $379 thousand), incentive and bonuses (down $326 thousand) and workers compensation (down $221 thousand). Professional fees decreased $424 thousand or 50.9% mostly due to a $374 thousand decline in legal fees. Equipment expense declined $168 thousand or 12.8% primarily due to lower repair, maintenance and depreciation expenses. Amortization of deposit intangibles decreased $123 thousand or 12.1%. Telephone expense declined $112 thousand or 24.0% largely due to lower rates contained in a new vendor contract. Other noninterest expense rose $220 thousand or 13.8% mostly due to increases in expenses for travel, employee recruiting, public relations and internet banking, and amortization of low-income housing investments as tax benefits are realized.

In the first six months of 2007, noninterest expense declined $2.5 million or 4.7% compared with the corresponding period of 2006. Salaries and related benefits declined $1.6 million or 6.1% mostly due to a $303 thousand decrease in regular salary as a result of fewer employees, partially offset by annual merit increases, and declines in stock based compensation (down $558 thousand), incentives and bonuses (down $360 thousand) and workers compensation (down $342 thousand). Professional fees decreased $387 thousand or 29.9% mainly due to lower legal fees (down $331 thousand). Equipment expense declined $297 thousand or 11.5% primarily due to lower repair, maintenance and depreciation expenses. Amortization of deposit intangibles decreased $188 thousand or 9.1%. Telephone expense declined $184 thousand or 20.5% largely due to lower rates contained in a new vendor contract. Courier service expense decreased $126 thousand or 6.9%. A $112 thousand or 25.4% decline in operational losses was mainly attributable to a $141 thousand decrease in sundry losses. Declines were partially offset by increases in other noninterest and occupancy expenses. Other noninterest expense rose $363 thousand or 11.4% mostly due to increases in expenses for travel, employee recruiting, public relations and internet banking, and amortization of low-income housing investments as tax benefits are realized. Occupancy expense increased $134 thousand or 2.1% primarily due to lower depreciation charges.

Provision for Income Tax

During the second quarter of 2007, the Company recorded income tax expense
(FTE) of $13.6 million, $948 thousand or 6.5% lower than the second quarter of 2006. The current quarter provision represents an effective tax rate of 37.9%, compared to 37.3% for the second quarter of 2006 largely because the second quarter of 2006 reflected tax reserve adjustments due to state tax refunds. On a year-to-date basis, the income tax provision (FTE) was $27.5 million for 2007 compared with $30.4 million for 2006. The effective tax rate of 37.5% for the first half of 2007 is lower than the 37.6% for the same period of 2006. The tax provision in 2007 reflected the tax-free nature of $822 thousand in life insurance proceeds, higher dividend received deductions and lower non-deductible life insurance premiums. The tax provision in 2006 reflected tax reserve adjustments upon the conclusion of a state tax audit.

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

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                               At June 30,           At
                                                      --------------------------December 31,
                                                          2007         2006         2006
                                                      ---------------------------------------
    Classified loans                                       $22,498      $25,682      $20,180
    Other real estate owned                                    613          656          647
                                                      ---------------------------------------
    Classified loans and other real estate owned           $23,111      $26,338      $20,827
                                                      =======================================
    Allowance for loan losses /
     classified loans                                          238%         217%         274%


Classified loans include loans graded "substandard", "doubtful" and "loss" using regulatory guidelines. At June 30, 2007, $22.0 million of loans or 97.6% of total classified loans are graded "substandard". Such substandard loans accounted for 0.87% of total gross loans at June 30, 2007. Classified loans at June 30, 2007, decreased $3.2 million or 12.4% from a year ago. The decline resulted from 13 loan payoffs totaling $6.1 million, four upgrades totaling $4.8 million and three charge-offs, partially offset by 17 downgrades totaling $10.0 million. A $2.3 million or 11.5% increase in classified loans from December 31, 2006 was generally due to 10 downgrades totaling $5.8 million, partially offset by three upgrades, four payoffs and two chargeoffs. Other real estate owned was $613 thousand, $647 thousand and $656 thousand at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. The reduction in OREO resulted from a reduction in the carrying value based on an updated appraisal, with an offsetting charge to earnings.

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

The following is a summary of nonperforming loans and other real estate owned on the dates indicated (dollars in thousands):



                                                              At June 30,            At
                                                      --------------------------December 31,
                                                          2007         2006         2006
                                                      ---------------------------------------
    Performing nonaccrual loans                             $1,898       $3,899       $4,404
    Nonperforming nonaccrual loans                           3,140        1,613           61
                                                      ---------------------------------------
       Total nonaccrual loans                                5,038        5,512        4,465

    Loans 90 days past due and
      still accruing                                           179          114           65
                                                      ---------------------------------------
      Total nonperforming loans                              5,217        5,626        4,530

    Other real estate owned                                    613          656          647
                                                      ---------------------------------------
      Total                                                 $5,830       $6,282       $5,177
                                                      =======================================

    As a percentage of total loans                            0.23%        0.24%        0.20%


Nonaccrual loans decreased $474 thousand during the six months ended June 30, 2007. Eighteen loans comprised the $5.0 million nonaccrual loans as of June 30, 2007. Six of those loans were on nonaccrual status throughout the first half 2007, while twelve of the loans were placed on nonaccrual status during the six months ended June 30, 2007. The Company actively pursues full collection of nonaccrual loans.

The Company had no "sub-prime" loans as of June 30, 2007, December 31, 2006 and June 30, 2006. Of the loans 90 days past due and still accruing at June 30, 2007, $-0- and $106 thousand were residential real estate loans and automobile loans, respectively.

Changes in other real estate owned are discussed above under "Classified
Assets".

The Company had no restructured loans as of June 30, 2007, June 30, 2006 and December 31, 2006.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and six month periods ended June 30, 2007, if all such loans had performed in accordance with their original terms, was $109 thousand and $219 thousand, respectively, compared to $143 thousand and $262 thousand, respectively, for the second quarter and the first half of 2006.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2007, totaled $150 thousand and $269 thousand, respectively, compared to $93 thousand and $153 thousand, respectively, for the comparable periods in 2006. These cash payments represent annualized yields of 12.60% and 11.38%, respectively, for the second quarter and the first six months of 2007 compared to 5.78% and 5.01%, respectively, for the second quarter and the first half of 2006.

Total cash payments received during the second quarter of 2007 which were applied against the book balance of nonaccrual loans outstanding at June 30, 2007, totaled approximately $-0- thousand compared with $15 thousand for the same period in 2006. Cash payments received totaled $4 thousand for the six months ended June 30, 2007 compared with $47 thousand for the corresponding period in 2006.

Management believes the overall credit quality of the loan portfolio continues to be sound; however, nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as collateral values, the interest rate environment, economic conditions or factors particular to the borrower. No assurance can be given that additional increases in nonperforming loans and other real estate owned will not occur in the future.

Allowance for Credit Losses

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to general loan categories based on commercial office vacancy rates, mortgage loan foreclosure trends, agriculture commodity prices, and levels of government funding. The remainder of the reserve is considered to be unallocated and is established at a level considered necessary based on relevant economic conditions and available data, including unemployment statistics, unidentified economic and business conditions, the quality of lending management and staff, credit quality trends, concentrations of credit, and changing underwriting standards due to external competitive factors. Management considers the $57.2 million allowance for credit losses to be adequate as a reserve against losses as of June 30, 2007.

The following table summarizes the provision for credit losses, net credit losses and allowance for credit losses for the periods indicated (dollars in thousands):


                                                          Three months ended        Six months ended
                                                              June 30,                  June 30,
                                                      ----------------------------------------------------
                                                          2007         2006         2007         2006
                                                      ----------------------------------------------------
    Balance, beginning of period                           $58,582      $59,456      $59,023      $59,537

    Provision for credit losses                                 75          150          150          300

    Loans charged off                                       (2,244)        (645)      (3,488)      (1,764)
    Recoveries of previously
       charged off loans                                       753          411        1,481        1,299
                                                      ----------------------------------------------------
      Net credit losses                                     (1,491)        (234)      (2,007)        (465)
                                                      ----------------------------------------------------
    Balance, end of period                                 $57,166      $59,372      $57,166      $59,372
                                                      ====================================================
    Components:
    Allowance for loan losses                              $53,473      $55,684      $53,473      $55,684
    Reserve for unfunded credit commitments                  3,693        3,688        3,693        3,688
                                                      ----------------------------------------------------
    Allowance for credit losses                            $57,166      $59,372      $57,166      $59,372
                                                      ====================================================
    Allowance for loan losses /
     loans outstanding                                        2.12%        2.16%


Net credit losses rose in the three months ended June 30, 2007 due to higher charge-offs of commercial loans and overdrafts. Annualized net loan losses to average loans rose to 0.24% percent in the three months ended June 30, 2007, compared to 0.08 percent in the three months ended March 31, 2007. Management expects net credit losses to be lower in the third and fourth quarters of 2007 compared to the second quarter 2007. In Management's opinion, net loan losses to average loans experienced in the years 2006 and 2005 of 0.04 percent and
0.03 percent, respectively, benefited from low interest rates, real estate appreciation and other factors which are not as prevalent in 2007. Management continues to follow conservative credit underwriting policies and practices, and aggressively pursues collection of classified loans and recovery of recognized loan losses.

Asset and Liability Management

The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

Interest rate risk is one of the most significant market risks affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an indirect impact on loan demand, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts, official check fees and correspondent bank service charges.

Rising short-term interest rates have slowed the growth of lower-cost deposit products in the banking industry, placing more reliance on higher-cost certificates of deposit and wholesale funding. Competitive loan pricing and loosened underwriting standards in the banking industry are limiting the opportunity to originate commercial loans which will remain profitable throughout the duration of the loans, in Management's opinion. Current interest rate spreads between loan origination yields and the rates paid on deposits and other funding sources are very narrow. Such interest rate spreads could be pressured in the near-term as funding costs rise while many loan yields are generally fixed in nature. As a result, the Company has not taken an aggressive posture relative to current loan growth. The interest rate spread is also very narrow in regard to bond investments. As such, Westamerica has not been making additional investments in bonds. The Company's exposure to interest rate risk has not changed significantly during the first six months of 2007. Loan volumes have declined in most categories, except indirect auto loans which have a shorter duration than the overall loan portfolio. The investment portfolio duration has also shortened as the portfolio balance declines due to paydowns, calls and maturities. These loan and securities trends have slightly reduced the duration of the Company's earning assets, while the duration of its funding has not changed by a meaningful amount. Management continues to monitor the interest rate environment as well as economic conditions and other conditions it deems relevant in managing the Company's exposure to interest rate risk.

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

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, assuming an increase of 100 bp in the federal funds rate and an increase of 60 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 2.8% of the Company's most likely net income plan for the twelve months ending June 30, 2008. Conversely, assuming a decrease of 100 bp in the federal funds rate and a decrease of 30 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are estimated to improve 1.4% over the Company's most likely income plan for the twelve months ending June 30, 2008. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Liquidity

The Company's principal source of asset liquidity is investment securities available for sale and principal payments from consumer loans. At June 30, 2007, investment securities available for sale totaled $583 million, representing a decrease of $33 million from December 31, 2006. At June 30, 2007, indirect auto loans totaled $462 million, which were experiencing stable monthly principal payments of approximately $19 million. At June 30, 2007, $490 million in collateralized mortgage obligations ("CMOs") and mortgage backed securities ("MBSs") were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The CMOs and MBSs have been experiencing stable principal paydowns of approximately $11 million per month during the last twelve months. In addition, during the three months ended June 30, 2007, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which average borrowings during the quarter were $625 million and $18 million, respectively. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first six months of 2007 and 2006 contributed to substantial operating cash flows of $47.3 million and $56.3 million, respectively. In 2007, operating activities and retained earnings from prior years provided cash for $20.6 million in shareholder dividends and $43.5 million utilized to repurchase common stock. Similarly, in the first half of 2006, operating activities and retained earnings from prior years provided cash for $47.8 million of Company stock repurchases, $20.3 million in shareholder dividends and $3.3 million for repayment of long term debt.

The Company's investing activities were also a net source of cash in the first six months of 2007. Proceeds from maturing investment securities of $116.1 million were only partially reinvested, for a net increase in cash of $90.0 million. This cash inflow and a $77 million increase in short-term borrowings offset a $182 million decrease in customers' deposits. The Company's investing activities were a net source of cash in the first six months of 2006. Proceeds from maturing investment securities of $128.7 million were only partially reinvested, for a net increase in cash of $123.7 million. Other investing activities included net loan repayments of $90.7 million. This cash inflow offset a $199.1 million decrease in customers' deposits and a $28.7 million reduction in short-term borrowings.

The Company anticipates maintaining its cash levels in 2007 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate during the remainder of 2007, although such demand will be dictated by economic conditions. A highly competitive environment for deposits has developed as short-term interest rates have increased and banking industry loan growth had exceeded deposit growth. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposit, have been less stable during the recent period of elevated short-term interest rates. The growth of deposit balances is subject to heightened competition and the success of the Company's sales efforts and delivery of superior customer service. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding uncertainty in the general economic environment, competition, possible terrorist attacks and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company repurchases shares of its common stock in the open market pursuant to stock repurchase plans approved by the Board with the intention of lessening the dilutive impact of issuing new shares under stock option plans, returning excess capital to shareholders, and other ongoing requirements. These programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 904 thousand shares and 920 thousand shares in the first half of 2007 and 2006, respectively.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $408.0 million at June 30, 2007, a decrease of $15.5 million or 3.7% from a year ago, and a decrease of $16.3 million or 3.8% from December 31, 2006. These decreases are reflective of the effect of common stock repurchases, dividends paid to shareholders and a change in accumulated other comprehensive income (loss), offset by the generation of earnings and stock issuance in connection with employee stock option exercises. The Company's ratio of equity to total assets rose to 8.78% at June 30, 2007, from 8.63% a year ago but declined from 8.90% at December 31, 2006.

The following summarizes the ratios of capital to risk-adjusted assets for the periods indicated:



                                   At June 30,             At         Minimum
                            --------------------------December 31,  Regulatory
                                2007         2006         2006      Requirement
                            ----------------------------------------------------
    Tier I Capital                  9.51%        9.61%        9.77%        4.00%
    Total Capital                  10.83%       10.93%       11.09%        8.00%
    Leverage ratio                  6.34%        6.26%        6.42%        4.00%


The risk-based capital ratios declined at June 30, 2007, compared with June 30 and December 31 of 2006, due to a decrease in equity capital, offset in part by a decline in risk-weighted assets.

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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (a) None

    (b) None

    (c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2007 (in thousands, except per share data).


                                                               (c)          (d)
                                                             Total      Maximum
                                                            Number       Number
                                                         of Shares    of Shares
                                                  (b)    Purchased     that May
                                     (a)      Average   as Part of       Yet Be
                                   Total        Price     Publicly    Purchased
                               Number of         Paid    Announced    Under the
                                  Shares          per        Plans     Plans or
                     Period    Purchased        Share or Programs*     Programs
                ----------------------------------------------------------------
                April 1
                through
                April 30             123       $47.36          123          909
                ----------------------------------------------------------------
                May 1
                through
                May 31               227        46.92          227          682
                ----------------------------------------------------------------
                June 1
                through
                June 30              106        45.75          106          576
                ----------------------------------------------------------------
                Total                456       $46.77          456          576
                ================================================================


* Includes 5 thousand, 5 thousand and 3 thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the second quarter of 2007 pursuant to a program approved by the Board of Directors on August 24, 2006 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2007.





Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

Proxies for the Annual Meeting of shareholders held on April 26, 2007, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 25,767,381 shares of the Common Stock of the Company, out of 30,321,619 shares outstanding on the February 26, 2007 record date, were present, in person or by proxy, at the meeting. There were no "broker non-votes" because the election of directors is considered "routine" under applicable exchange rules and therefore, on this matter, brokers were able to vote shares for which no direction was provided by the beneficial owner. The following matter was submitted to a vote of the shareholders:

1. - Election of directors:

                                 For       Withheld
                            --------------------------
Etta Allen                    25,425,415      341,966
Louis E. Bartolini            25,321,932      445,449
E.Joseph Bowler               23,410,140    2,357,241
Arthur C. Latno, Jr.          23,517,235    2,250,146
Patrick D. Lynch              25,415,292      352,089
Catherine C. MacMillan        25,350,072      417,309
Ronald A. Nelson              23,497,385    2,269,996
David L. Payne                25,460,104      307,277
Edward B. Sylvester           25,443,643      323,738

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



WESTAMERICA BANCORPORATION
(Registrant)



July 31, 2007               /s/ John "Robert" Thorson
-------------               -------------------------
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