Form 10-Q
period 2007-09-30
WESTAMERICA BANCORPORATION
filed 2007-11-01
CIK 311094

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

                   Yes [   ]               No [ x ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Title  of  Class            Shares outstanding as of October 24, 2007

          Common Stock,                          29,347,330
          No Par Value

                                          TABLE OF CONTENTS


                                                                                                  Page
                                                                                              -------------
Forward Looking Statements                                                                               2

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements                                                                        3

    Notes to Unaudited Condensed Consolidated Financial Statements                                       7

    Financial Summary                                                                                   10

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                  11

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                 26

    Item 4 - Controls and Procedures                                                                    26

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                                          27

    Item 1A - Risk Factors                                                                              27

    Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                27

    Item 3 - Defaults upon Senior Securities                                                            27

    Item 4 - Submission of Matters to a Vote of Security Holders                                        27

    Item 5 - Other Information                                                                          27

    Item 6 - Exhibits                                                                                   28

    Signature                                                                                           29

    Exhibit Index                                                                                       30

    Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
           Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                             31

    Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
           Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                             32

    Exhibit 32.1 - Certification of Chief Executive Officer Required by 18 U.S.C. Section 1350          33

    Exhibit 32.2 - Certification of Chief Financial Officer Required by 18 U.S.C. Section 1350          34



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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                             At September 30,         At
                                                       --------------------------December 31,
                                                           2007         2006*        2006
                                                       ---------------------------------------
Assets:
  Cash and cash equivalents                                $219,631     $191,611     $184,442
  Money market assets                                           329          564          567
  Investment securities available for sale                  570,086      617,736      615,525
  Investment securities held to maturity,
    with market values of:
     $1,076,035 at September 30, 2007                     1,081,009
     $1,204,811 at September 30, 2006                                  1,211,589
     $1,155,736 at December 31, 2006                                                1,165,092
  Loans, gross                                            2,511,374    2,552,929    2,531,734
  Allowance for loan losses                                 (52,938)     (55,338)     (55,330)
                                                       ---------------------------------------
    Loans, net of allowance for loan losses               2,458,436    2,497,591    2,476,404
  Other real estate owned                                       613          656          647
  Premises and equipment, net                                28,666       30,979       30,188
  Identifiable intangibles                                   19,322       23,098       22,082
  Goodwill                                                  121,719      121,719      121,719
  Interest receivable and other assets                      157,205      148,573      152,669
                                                       ---------------------------------------
    Total Assets                                         $4,657,016   $4,844,116   $4,769,335
                                                       =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                  $1,251,572   $1,298,519   $1,341,019
    Interest bearing:
      Transaction                                           549,263      581,705      588,668
      Savings                                               806,797      926,262      865,268
      Time                                                  732,582      744,645      721,779
                                                       ---------------------------------------
    Total deposits                                        3,340,214    3,551,131    3,516,734
  Short-term borrowed funds                                 815,101      768,841      731,977
  Debt financing and notes payable                           36,809       36,956       36,920
  Liability for interest, taxes and
    other expenses                                           61,241       58,456       59,469
                                                       ---------------------------------------
    Total Liabilities                                     4,253,365    4,415,384    4,345,100
                                                       ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         29,378 at September 30, 2007                       334,637
         30,910 at September 30, 2006                                    343,869
         30,547 at December 31, 2006                                                  341,529
  Deferred compensation                                       2,990        2,734        2,734
  Accumulated other comprehensive (loss) income                (412)       1,805        1,850
  Retained earnings                                          66,436       80,324       78,122
                                                       ---------------------------------------
    Total Shareholders' Equity                              403,651      428,732      424,235
                                                       ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                           $4,657,016   $4,844,116   $4,769,335
                                                       =======================================

See accompanying notes to unaudited condensed consolidated financial statements.
* Adjusted to adopt SAB No. 108


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(unaudited)

                                                            Three months ended        Nine months ended
                                                              September 30,             September 30,
                                                           2007         2006         2007         2006
                                                       ----------------------------------------------------
Interest Income:
  Loans                                                     $41,134      $41,292     $122,027     $123,558
  Money market assets and funds sold                              2            1            5            3
  Investment securities available for sale
    Taxable                                                   3,902        4,099       11,891       12,730
    Tax-exempt                                                2,811        3,128        8,785        9,449
  Investment securities held to maturity
    Taxable                                                   5,712        6,973       17,966       22,211
    Tax-exempt                                                5,736        5,872       17,337       17,759
                                                       ----------------------------------------------------
    Total interest income                                    59,297       61,365      178,011      185,710
                                                       ----------------------------------------------------
Interest Expense:
  Transaction deposits                                          526          430        1,577        1,285
  Savings deposits                                            1,649        1,173        4,509        2,995
  Time deposits                                               7,791        7,408       22,637       19,985
  Short-term borrowed funds                                   8,601        7,399       25,614       21,766
  Notes payable                                                 578          578        1,735        1,754
                                                       ----------------------------------------------------
    Total interest expense                                   19,145       16,988       56,072       47,785
                                                       ----------------------------------------------------
Net Interest Income                                          40,152       44,377      121,939      137,925
                                                       ----------------------------------------------------

Provision for credit losses                                      75           75          225          375
                                                       ----------------------------------------------------
Net Interest Income After
  Provision For Credit Losses                                40,077       44,302      121,714      137,550
                                                       ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                         7,569        7,155       22,813       21,424
  Merchant credit card                                        2,808        2,430        8,024        7,208
  Debit card                                                    969          883        2,825        2,587
  Financial services commissions                                383          377        1,057        1,037
  Trust fees                                                    337          298          978          867
  Mortgage banking                                               29           36           92          134
  Other                                                       2,549        2,720        8,832        8,343
                                                       ----------------------------------------------------
  Total Noninterest Income                                   14,644       13,899       44,621       41,600
                                                       ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                              12,587       13,080       37,776       39,897
  Occupancy                                                   3,327        3,321        9,960        9,820
  Data processing                                             1,800        1,503        4,866        4,568
  Equipment                                                   1,083        1,194        3,367        3,775
  Amortization of intangibles                                   893        1,016        2,760        3,071
  Courier service                                               854          904        2,559        2,736
  Professional fees                                             451          532        1,355        1,823
  Other                                                       3,858        3,853       11,579       11,542
                                                       ----------------------------------------------------
  Total Noninterest Expense                                  24,853       25,403       74,222       77,232
                                                       ----------------------------------------------------

Income Before Income Taxes                                   29,868       32,798       92,113      101,918
  Provision for income taxes                                  7,846        8,561       24,169       27,069
                                                       ----------------------------------------------------
Net Income                                                  $22,022      $24,237      $67,944      $74,849
                                                       ====================================================

Average Shares Outstanding                                   29,532       31,070       29,935       31,372
Diluted Average Shares Outstanding                           29,915       31,558       30,365       31,919

Per Share Data:
  Basic Earnings                                              $0.75        $0.78        $2.27        $2.39
  Diluted Earnings                                             0.74         0.77         2.24         2.34
  Dividends Paid                                               0.34         0.32         1.02         0.96

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)


                                                                                  Accumulated
                                                                                    Compre-
                                                          Common      Deferred      hensive     Retained
                                             Shares        Stock    Compensation (Loss)Income   Earnings       Total
                                          ------------------------------------------------------------------------------
Balance, December 31, 2005                      31,882     $343,035       $2,423       $1,882      $87,724     $435,064
  Adjustment to initially apply SAB
    Statement No. 108, net of tax                   --           --           --           --        1,756        1,756
                                          ------------------------------------------------------------------------------
  Balance at January 1, 2006                    31,882      343,035        2,423        1,882       89,480      436,820
  Comprehensive income
    Net income for the period                                                                       74,849       74,849
    Other comprehensive income,
      net of tax:
      Net unrealized loss on securities
        available for sale                                                                (77)                      (77)
                                                                                                             -----------
  Total comprehensive income                                                                                     74,772
  Exercise of stock options                        361       11,325                                              11,325
  Stock option tax benefits                                   1,628                                               1,628
  Restricted stock activity                         20          727          311                                  1,038
  Stock based compensation                                    1,919                                               1,919
  Stock awarded to employees                         3          138                                                 138
  Purchase and retirement of stock              (1,356)     (14,903)                               (53,809)     (68,712)
  Dividends                                                                                        (30,196)     (30,196)
                                          ------------------------------------------------------------------------------
Balance, September 30, 2006                     30,910     $343,869       $2,734       $1,805      $80,324     $428,732
                                          ==============================================================================

Balance, December 31, 2006                      30,547     $341,529       $2,734       $1,850      $78,122     $424,235
  Comprehensive income
    Net income for the period                                                                       67,944       67,944
    Other comprehensive income,
      net of tax:
      Net unrealized loss on securities
        available for sale                                                             (2,290)                   (2,290)
      Post-retirement benefit transition
        obligation amortization                                                            28                        28
                                                                                                             -----------
  Total comprehensive income                                                                                     65,682
  Exercise of stock options                        212        7,251                                               7,251
  Stock option tax benefits                                     116                                                 116
  Restricted stock activity                         12          302          256                                    558
  Stock based compensation                                    1,389                                               1,389
  Stock awarded to employees                         3          139                                                 139
  Purchase and retirement of stock              (1,396)     (16,089)                               (48,997)     (65,086)
  Dividends                                                                                        (30,633)     (30,633)
                                          ------------------------------------------------------------------------------
Balance, September 30, 2007                     29,378     $334,637       $2,990        ($412)     $66,436     $403,651
                                          ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                    For the nine months
                                                                                    ended September 30,
                                                                                 --------------------------
                                                                                     2007         2006
                                                                                 --------------------------
Operating Activities:
  Net income                                                                          $67,944      $74,849
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                       7,194        7,705
    Provision for credit losses                                                           225          375
    Amortization of loan fees, net of cost                                               (935)        (225)
    Increase in interest income receivable                                               (169)        (319)
    Increase in other assets                                                           (9,220)      (1,339)
    Stock option compensation expense                                                   1,389        1,919
    Excess tax benefits from stock-based compensation                                    (116)      (1,628)
    Increase (decrease) in income taxes payable                                         1,357       (3,691)
    Increase in interest expense payable                                                  275        1,712
    Increase in other liabilities                                                       4,103        6,233
    Net loss on writedown of equipment                                                     50          187
    Originations of loans for resale                                                     (516)        (620)
    Proceeds from sale of loans originated for resale                                     521          626
    Net loss on writedown of property acquired
     in satisfaction of debt                                                               34            0
                                                                                 --------------------------
Net Cash Provided by Operating Activities                                              72,136       85,784
                                                                                 --------------------------
Investing Activities:
  Net repayments of loans                                                              18,673      117,968
  Purchases of investment securities available for sale                               (30,107)      (7,716)
  Proceeds from maturity and paydown of securities available for sale                  73,368       52,019
  Proceeds from maturity and paydown of securities held to maturity                    84,083      125,628
  Purchases of FRB/FHLB* securities                                                      (108)        (103)
  Proceeds from sale of FRB/FHLB* securities                                               73          209
  Purchases of property, plant and equipment                                           (1,070)        (869)
                                                                                 --------------------------
Net Cash Provided by Investing Activities                                             144,912      287,136
                                                                                 --------------------------
Financing Activities:
  Net decrease in deposits                                                           (176,520)    (294,970)
  Net increase (decrease) in short-term borrowings                                     83,124       (6,332)
  Repayments of notes payable                                                            (111)      (3,325)
  Exercise of stock options                                                             7,251       11,325
  Excess Tax benefits from stock-based compensation                                       116        1,628
  Repurchases/retirement of stock                                                     (65,086)     (68,712)
  Dividends paid                                                                      (30,633)     (30,196)
                                                                                 --------------------------
Net Cash Used In Financing Activities                                                (181,859)    (390,582)
                                                                                 --------------------------
Net Increase (Decrease) In Cash and Cash Equivalents                                   35,189      (17,662)
                                                                                 --------------------------
Cash and Cash Equivalents at Beginning of Period                                      184,442      209,273
                                                                                 --------------------------
Cash and Cash Equivalents at End of Period                                           $219,631     $191,611
                                                                                 ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate/repossessed collateral                            $0         $656
  Unrealized loss on securities available for sale                                    ($2,290)        ($77)

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                                         56,348       49,497
  Income tax payments for the period                                                   22,799       29,226


See accompanying notes to unaudited condensed consolidated financial statements.
* Federal Reserve Bank/Federal Home Loan Bank ("FRB/FHLB")


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Prior to SAB 108, the Company had historically focused on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements. With a focus on the income statement, the Company's analysis could lead to the accumulation of misstatements in the balance sheet. In applying SAB 108, the Company must also consider any accumulated misstatements in the balance sheet. SAB 108 permitted companies to initially apply its provisions by recording the cumulative effect of misstatements as adjustments to the balance sheet as of the first day of the fiscal year, with an offsetting adjustment recorded to retained earnings, net of tax. In applying SAB 108, the Company made an adjustment to reduce other liabilities by $3 million. The $3 million overstatement of other liabilities accumulated over seventeen years, as the liability accrued for stock-based compensation exceeded the amount paid to employees. These misstatements had not previously been material to the income statements for any of those prior periods. Comparative amounts as of September 30, 2006 have been adjusted to reflect adoption of SAB 108 as follows (in thousands):


                                               As
                                           Originally     SAB 108        As
                                            Reported    Adjustment    Adjusted
                                          ---------------------------------------
Liability for interest, taxes
  and other expenses                           $61,456      ($3,000)     $58,456
Interest receivable and
  other assets                                 149,817       (1,244)     148,573
Retained earnings                               78,568        1,756       80,324


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

Note 3: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2007 and September 30, 2006. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2007 and September 30, 2006, no such adjustments were recorded.


The changes in the carrying value of goodwill were ($ in thousands):

December 31, 2005                                          $121,907

  Recognition of stock option tax benefits for
    the exercise of options converted upon merger              (193)
  Fair value measurement adjustments during
    post-merger allocation period                                 5
                                                       -------------
September 30, 2006                                         $121,719
                                                       =============

December 31, 2006                                          $121,719
                                                            --
                                                       -------------
September 30, 2007                                         $121,719
                                                       =============



The gross carrying amount of intangible assets and accumulated amortization was ($ in thousands):


                                                             September 30,
                                          ----------------------------------------------------
                                                       2007                    2006
                                          ----------------------------------------------------
                                              Gross                     Gross
                                            Carrying    Accumulated   Carrying    Accumulated
                                             Amount    Amortization    Amount    Amortization
                                          ----------------------------------------------------
Core Deposit Intangibles                       $24,383     ($10,872)     $24,383      ($8,686)

Merchant Draft Processing Intangible            10,300       (4,489)      10,300       (2,899)
                                          ----------------------------------------------------
  Total Intangible Assets                      $34,683     ($15,361)     $34,683     ($11,585)
                                          ====================================================



As of September 30, 2007, the current year and estimated future amortization expense for intangible assets was ($ in thousands):


                                                                      Merchant
                                                           Core         Draft
                                                          Deposit    Processing
                                                        Intangibles  Intangible      Total
                                                       ---------------------------------------
Nine months ended September 30, 2007 (actual)                $1,620       $1,141       $2,761

Estimate for year ended December 31,
                        2007                                  2,153        1,500        3,653
                        2008                                  2,021        1,200        3,221
                        2009                                  1,859          962        2,821
                        2010                                  1,635          774        2,409
                        2011                                  1,386          624        2,010
                        2012                                  1,230          500        1,730



Note 4: Post Retirement Benefits

The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company offers a continuation of group insurance coverage to employees hired prior to February 1, 2006 who qualify for and elect early retirement prior to attaining age 65. The Company pays a portion of these early retirees' insurance premium which are determined at their date of retirement. The Company reimburses a portion of Medicare Part B premiums for all retirees over 65 and their qualified spouses.

The following table sets forth the net periodic post-retirement benefit costs (in thousands):


                                           For the nine months ended
                                                 September 30,
                                          --------------------------
                                              2007         2006
                                          --------------------------
                                          (In thousands)(In thousands)

Service cost                                       $12         $141
Interest cost                                      198          159
Amortization of unrecognized
  transition obligation                             45           45
                                          --------------------------
Net periodic cost                                 $255         $345
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


Note 5: Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No.48 Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):


Balance at January 1, 2007                                                  $792

Additions for tax positions taken in the current period                        0
Reductions for tax positions taken in the current period                       0
Additions for tax positions taken in prior years                               0
Reductions for tax positions taken in prior years                              0
Decreases related to settlements with taxing authorities                       0
Decreases as a result of a lapse in statue of limitations                      0
                                                                    -------------
Balance at September 30, 2007                                               $792
                                                                    =============


The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2007. Unrecognized tax benefits at January 1, 2007 and September 30, 2007 include accrued interest and penalties of $137 thousand. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

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


                                                                For the                   For the
                                                             three months               nine months
                                                         ended September 30,        ended September 30,
(In thousands, except per share data)                      2007         2006         2007         2006
                                                       ----------------------------------------------------
Weighted average number of common
  shares outstanding - basic                                 29,532       31,070       29,935       31,372

Add exercise of options reduced by the
  number of shares that could have been
  purchased with the proceeds of such
  exercise                                                      383          488          430          547
                                                       ----------------------------------------------------
Weighted average number of common
  shares outstanding - diluted                               29,915       31,558       30,365       31,919
                                                       ====================================================

Net income                                                  $22,022      $24,237      $67,944      $74,849

Basic earnings per share                                      $0.75        $0.78        $2.27        $2.39

Diluted earnings per share                                    $0.74        $0.77        $2.24        $2.34


For the three months ended September 30, 2007 and 2006, options to purchase 1.3 million and 715 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Similarly, for the nine months ended September 30, 2007 and 2006, options to purchase 1.0 million and 726 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because they were anti-dilutive.

WESTAMERICA BANCORPORATION
Financial Summary
(In thousands, except per share data)


                                                           Three months ended       Nine months ended
                                                              September 30,           September 30,
                                                       ----------------------------------------------------
                                                           2007         2006         2007         2006
                                                       ----------------------------------------------------
    Net Interest Income (FTE)****                           $45,563      $50,198     $138,536     $155,675
    Provision for Credit Losses                                 (75)         (75)        (225)        (375)
    Noninterest Income                                       14,644       13,899       44,621       41,600
    Noninterest Expense                                     (24,853)     (25,403)     (74,222)     (77,232)
    Provision for income taxes (FTE)****                    (13,257)     (14,382)     (40,766)     (44,819)
                                                       ----------------------------------------------------
    Net Income                                              $22,022      $24,237      $67,944      $74,849
                                                       ====================================================

    Average Shares Outstanding                               29,532       31,070       29,935       31,372
    Diluted Average Shares Outstanding                       29,915       31,558       30,365       31,919
    Shares Outstanding at Period End                         29,378       30,910       29,378       30,910

    As Reported:
      Basic Earnings Per Share                                $0.75        $0.78        $2.27        $2.39
      Diluted Earnings Per Share                              $0.74        $0.77        $2.24        $2.34
      Return On Assets                                         1.89%        1.98%        1.95%        2.02%
      Return On Equity                                        21.73%       22.75%       22.24%       23.59%
      Net Interest Margin (FTE)****                            4.34%        4.54%        4.37%        4.61%
      Net Loan Losses to Average Loans                         0.10%        0.07%        0.14%        0.05%
      Efficiency Ratio***                                      41.3%        39.6%        40.5%        39.1%

    Average Balances:
      Total Assets                                       $4,628,728   $4,846,286   $4,670,019   $4,949,661
      Earning Assets                                      4,198,859    4,419,609    4,243,610    4,513,838
      Total Gross Loans                                   2,514,685    2,555,472    2,516,939    2,586,547
      Total Deposits                                      3,358,163    3,602,566    3,387,591    3,679,677
      Shareholders' Equity                                  402,016      422,735      408,497      424,189

    Balances at Period End:*
      Total Assets                                       $4,657,016   $4,844,116
      Earning Assets                                      4,162,798    4,382,818
      Total Gross Loans                                   2,511,374    2,552,929
      Total Deposits                                      3,340,214    3,551,131
      Shareholders' Equity                                  403,651      428,732

    Financial Ratios at Period End:**
      Allowance for Loan Losses to Loans                       2.11%        2.18%
      Book Value Per Share                                   $13.74       $13.87
      Equity to Assets                                         8.67%        8.85%
      Total Capital to Risk Adjusted Assets                                11.02%

    Dividends Paid Per Share                                  $0.34        $0.32        $1.02        $0.96
    Dividend Payout Ratio                                        46%          42%          46%          41%


The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein. Percentages under the heading "As Reported" are annualized.

* Balances at September 30, 2006 have been adjusted to adopt SAB No. 108.

** Book value per share and equity to assets at September 30, 2006 have been adjusted to adopt SAB No. 108.

*** The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

**** Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported third quarter 2007 net income of $22.0 million or $0.74 diluted earnings per share. These results compare with net income of $24.2 million or $0.77 diluted earnings per share for the same period of 2006.

On a year-to-date basis, the Company reported net income for the nine months ended September 30, 2007 of $67.9 million or diluted earnings per share of $2.24, compared with $74.8 million or $2.34 diluted earnings per share for the same period of 2006.

Following is a summary of the components of net income for the periods indicated (in thousands except per share amounts):


                                                           Three months ended       Nine months ended
                                                              September 30,           September 30,
                                                       ----------------------------------------------------
                                                           2007         2006         2007         2006
                                                       ----------------------------------------------------
    Net interest income (FTE)                               $45,563      $50,198     $138,536     $155,675
    Provision for credit losses                                 (75)         (75)        (225)        (375)
    Noninterest income                                       14,644       13,899       44,621       41,600
    Noninterest expense                                     (24,853)     (25,403)     (74,222)     (77,232)
    Provision for income taxes (FTE)                        (13,257)     (14,382)     (40,766)     (44,819)
                                                       ----------------------------------------------------
    Net income                                              $22,022      $24,237      $67,944      $74,849
                                                       ====================================================

    Average diluted shares                                   29,915       31,558       30,365       31,919

    Diluted earnings per share                                $0.74        $0.77        $2.24        $2.34

    Average total assets                                 $4,628,728   $4,846,286   $4,670,019   $4,949,661

    Net income (annualized) to average total assets            1.89%        1.98%        1.95%        2.02%


Net income for the third quarter of 2007 was $2.2 million or 9.1% less than the same quarter of 2006, attributable to lower net interest income (FTE), partially offset by higher noninterest income and decreases in noninterest expense and income tax provision (FTE). The decrease in net interest income
(FTE) (down $4.6 million or 9.2%) was the net result of lower average interest-earning assets and higher funding costs, partially offset by higher yields on earning assets and higher loan fee income. The provision for credit losses was unchanged from a year ago, reflecting Management's assessment of credit risk for the loan portfolio. Noninterest income rose $745 thousand or 5.4% mainly due to higher service charges on deposits and merchant credit card income. Noninterest expense decreased $550 million or 2.2% mostly due to lower personnel costs. The provision for income taxes (FTE) decreased $1.1 million or 7.8% primarily due to lower profitability.

Comparing the first nine months of 2007 to the prior year, net income decreased $6.9 million or 9.2%, due to lower net interest income (FTE), partially offset by higher noninterest income and declines in the provision for credit losses, noninterest expense and tax provision (FTE). The lower net interest income
(FTE) was mainly caused by a lower volume of average interest-earning assets and higher funding costs, partially offset by higher yields on earnings assets. The provision for credit losses decreased $150 thousand or 40.0% to reflect Management's judgment on credit risk and the level of the allowance for credit losses. Noninterest income increased $3.0 million or 7.3% largely due to higher service charges on deposits, merchant credit card income and company-owned life insurance proceeds. Noninterest expense declined $3.0 million or 3.9% primarily due to lower personnel costs. The income tax provision (FTE) decreased $4.1 million or 9.0% primarily due to lower profitability.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (in thousands):


                                                           Three months ended       Nine months ended
                                                              September 30,           September 30,
                                                       ----------------------------------------------------
                                                           2007         2006         2007         2006
                                                       ----------------------------------------------------
    Interest and fee income                                 $59,297      $61,365     $178,011     $185,710
    Interest expense                                        (19,145)     (16,988)     (56,072)     (47,785)
    FTE adjustment                                            5,411        5,821       16,597       17,750
                                                       ----------------------------------------------------
      Net interest income (FTE)                             $45,563      $50,198     $138,536     $155,675
                                                       ====================================================

    Average earning assets                               $4,198,859   $4,419,609   $4,243,610   $4,513,838

    Net interest margin (FTE)                                  4.34%        4.54%        4.37%        4.61%


During the periods presented, competition for deposits has intensified due to rising short-term interest rates, loan growth exceeding deposit growth in the banking industry, and other factors. Deposit competition within the banking industry has caused deposit costs to rise, while competitive rates on commercial loans have not changed significantly. The resulting increase in funding costs has not been offset fully by rising yields on loans and investments due to relatively stable intermediate and long-term interest rates. Net interest income (FTE) decreased during the third quarter of 2007 by $4.6 million or 9.2% from the same period in 2006 to $45.6 million, mainly due to lower average earning assets (down $221 million) and higher rates paid on interest-bearing liabilities (up 40 basis points or "bp"), partially offset by higher yields on earning assets (up 9 bp).

Comparing the first nine months of 2007 with the same period of 2006, net interest income (FTE) decreased $17.1 million or 11.0%, primarily due to lower average earning assets (down $270 million) and higher rates paid on interest-bearing liabilities (up 51 bp), partially offset by higher yields on earning assets (up 10 bp) and lower average balances of interest-bearing liabilities (down $199 million).

The Company's asset and liability position remains slightly "liability sensitive," with a greater amount of interest-bearing liabilities subject to immediate and near-term interest rate changes relative to earning assets. As a result, the recent reduction in the federal funds target rate (charged for short-term inter-bank borrowings) and the related decline in U.S. Treasury bill rates should lower the Company's cost of funds at a more rapid pace than its earning asset yields.

Interest and Fee Income

Interest and fee income (FTE) for the third quarter of 2007 decreased $2.5 million or 3.7% from the same period in 2006. The decrease was caused primarily by lower average earning assets (down $221 million), partially offset by higher yields on average earning assets (up 9 bp).

The average earning asset decrease of $221 million in the third quarter of 2007 compared with the same period in 2006 was substantially attributable to a $180 million decline in the investment portfolio: mortgage backed securities and collateralized mortgage obligations (down $122 million), municipal securities (down $33 million), corporate and other securities (down $16 million) and U.S. government sponsored entity obligations (down $9 million). Average total loans were lower by $41 million in the third quarter of 2007 compared with the same period in 2006 due to decreases in average balances of commercial real estate loans (down $43 million), commercial loans (down $42 million) and residential real estate loans (down $22 million) partially offset by increases in average balances of indirect automobile loans (up $63 million) and construction loans (up $14 million).

The average yield on the Company's earning assets increased from 6.05% in the third quarter of 2006 to 6.14% in the same period in 2007. The composite yield on loans rose 7 bp to 6.68% due to increases in rates earned on consumer loans (up 22 bp), residential real estate loans (up 10 bp) and taxable commercial loans (up 15 bp), partially offset by decreases in yields on tax-exempt commercial loans (down 11 bp) and commercial real estate loans (down 2 bp). The investment portfolio yield increased 4 bp to 5.32%, mainly caused by increases in the yield on US. Government sponsored entity obligations (up 19 bp) and mortgage backed securities and collateralized mortgage obligations (up 6 bp), partially offset by declines in municipal securities (down 9 bp) and corporate and other securities (down 4 bp). The decline in the yield on municipal securities was attributable to yields on maturities, calls and serial payments exceeding yields on securities purchased.

Comparing the first nine months of 2007 with the corresponding period a year ago, interest and fee income (FTE) was down $8.9 million or 4.4%. The decrease largely resulted from a lower volume of earning assets, partially offset by higher earning asset yields.

Average earning assets decreased $270 million or 6.0% for the first nine months of 2007 compared with the same period of 2006. Investments declined $201 million due to decreases in average balances of mortgage backed securities and collateralized mortgage obligations (down $128 million), municipal securities (down $34 million), corporate and other securities (down $20 million) and U.S. government sponsored entity obligations (down $18 million). A $70 million decline in the average balance of the loan portfolio was attributable to decreases in average balances of commercial loans (down $53 million), commercial real estate loans (down $32 million), residential real estate loans (down $14 million) and consumer credit lines (down $11 million), partially offset by a $41 million increase in the average balance of indirect automobile loans.

The average yield on earning assets for the first three quarters of 2007 was 6.12% compared with 6.02% in the corresponding period of 2006. The loan portfolio yield for the first nine months of 2007 compared with the same period of 2006 was higher by 8 bp, due to increases in yields on consumer loans (up 38 bp), construction loans (up 93 bp), taxable commercial loans (up 22 bp) and residential real estate loans (up 11 bp), partially offset by decreases in yields on commercial real estate loans (down 11 bp) and tax-exempt commercial loans (down 6 bp). The investment portfolio yield rose by 7 bp. The increase resulted mostly from higher yields on corporate and other securities (up 40 bp) and U.S. government sponsored entity obligations (up 21 bp), partially offset by a 6 bp decrease in the yield on municipal securities.

Interest Expense

Interest expense in the third quarter of 2007 increased $2.2 million or 12.7% compared with the same period in 2006. The increase was attributable to higher rates paid on the interest- bearing liabilities, partially offset by lower average balances of interest-bearing deposits.

The average rate paid on interest-bearing liabilities increased from 2.20% in the third quarter of 2006 to 2.60% in the same quarter of 2007. Rates paid on most interest-bearing liabilities moved with general market conditions. Rates on deposits increased 32 bp to 1.88% primarily due to increases in rates paid on preferred money market savings (up 165 bp), non-public CDs over $100 thousand (up 53 bp) and CDs less than $100 thousand (up 45 bp), partially offset by a 9 bp decline in public CDs. Rates on short-term borrowings also increased 36 bp mostly due to higher rates on line of credit and repurchase facilities (up 70 bp), partially offset by a 10 bp decline in the federal funds rate. The Federal Reserve reduced the target rate for federal funds by 50 bp in September 2007.

Interest-bearing liabilities declined $140 million or 4.6% for the third quarter of 2007 over the same period of 2006. Interest-bearing deposits decreased $187 million or 8.2% primarily due to decreases in money market savings (down $134 million), regular savings (down $47 million), money market checking accounts (down $36 million), non-public CDs over $100 thousand (down $24 million) and CDs less than $100 thousand (down $27 million). The decline was partially offset by increases in preferred money market savings (up $48 million) and public CDs (up $34 million).

Comparing the first nine months of 2007 to the corresponding period of 2007, interest expense rose $8.3 million or 17.3%, due to higher rates paid on interest-bearing liabilities, partially offset by a decline in such liabilities.

Rates paid on liabilities averaged 2.54% during the first nine months of 2007 compared with 2.03% for the first nine months of 2006. The average rate paid on short-term borrowings rose 52 bp mainly due to higher rates on federal funds (up 36 bp) and line of credit and repurchase facilities (up 68 bp). Rates on interest-bearing deposits were also higher by 43 bp largely due to preferred money market savings (up 197 bp), non-public CDs over $100 thousand (up 80 bp), public CDs (up 38 bp) and CDs less than $100 thousand (up 68 bp).

Interest-bearing liabilities during the first nine months of 2007 declined $199 million or 6.4% over the same period of 2006 mainly due to decreases in money market savings (down $142 million), money market checking accounts (down $49 million), regular savings (down $46 million), non-public CDs over $100 thousand (down $32 million) and CDs less than $100 thousand (down $31 million). The decline was partially offset by increases in preferred money market savings (up $45 million) and public CDs (up $27 million). Short-term borrowings rose $29 million due to an $87 million increase in federal funds purchased, partially offset by declines in line of credit and repurchase facilities (down $41 million) and sweep accounts (down 16 million).

In all periods, the Company has focused its sales efforts on building the balances of more profitable, noninterest bearing and lower-cost transaction accounts in order to minimize the cost of funds.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                              Three months ended       Nine months ended
                                                 September 30,           September 30,
                                          ----------------------------------------------------
                                              2007         2006         2007         2006
                                          ----------------------------------------------------
    Yield on earning assets                       6.14%        6.05%        6.12%        6.02%
    Rate paid on interest-bearing
      liabilities                                 2.60%        2.20%        2.54%        2.03%
                                          ----------------------------------------------------
      Net interest spread                         3.54%        3.85%        3.58%        3.99%

    Impact of all other net
      noninterest bearing funds                   0.80%        0.69%        0.79%        0.62%
                                          ----------------------------------------------------
        Net interest margin                       4.34%        4.54%        4.37%        4.61%
                                          ====================================================


During the third quarter of 2007, the net interest margin declined 20 bp compared with the same period in 2006. Rates paid on interest-bearing liabilities climbed faster than yields on earning assets, resulting in a 31 bp decline in net interest spread. The decline in the net interest spread was partially mitigated by the higher net interest margin contribution of noninterest bearing funding sources. The margin contribution of noninterest bearing funds increased 11 bp because of the higher market rates of interest at which they could be invested.

The net interest margin in the first nine months of 2007 declined by 24 bp when compared with the corresponding period of 2006. Earning asset yields increased 10 bp while the cost of interest-bearing liabilities rose by 51 bp, resulting in a 41 bp decrease in the net interest spread. Noninterest bearing funding sources contributed an increase of 17 bp to the net interest margin.

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


                                                                         For the three months ended
                                                                             September 30, 2007
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $706           $2         1.12%
    Investment securities:
      Available for sale
        Taxable                                                          359,233        3,902         4.34%
        Tax-exempt (1)                                                   231,516        4,108         7.10%
      Held to maturity
        Taxable                                                          525,766        5,712         4.35%
        Tax-exempt (1)                                                   566,953        8,674         6.12%
    Loans:
      Commercial:
        Taxable                                                          317,997        7,042         8.79%
        Tax-exempt (1)                                                   222,555        3,564         6.35%
      Commercial real estate                                             871,225       15,602         7.10%
      Real estate construction                                            84,938        2,113         9.87%
      Real estate residential                                            487,573        5,792         4.75%
      Consumer                                                           530,397        8,197         6.13%
                                                                    --------------------------
        Total loans (1)                                                2,514,685       42,310         6.68%
                                                                    --------------------------
        Total earning assets (1)                                       4,198,859       64,708         6.14%
    Other assets                                                         429,869
                                                                    -------------
        Total assets                                                  $4,628,728
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,254,530          $--           --
      Savings and interest-bearing
        transaction                                                    1,376,769        2,175         0.63%
      Time less than $100,000                                            207,376        1,755         3.36%
      Time $100,000 or more                                              519,488        6,036         4.61%
                                                                    --------------------------
         Total interest-bearing deposits                               2,103,633        9,966         1.88%
    Short-term borrowed funds                                            764,992        8,601         4.40%
    Debt financing and notes payable                                      36,832          578         6.28%
                                                                    --------------------------
        Total interest-bearing liabilities                             2,905,457       19,145         2.60%
    Other liabilities                                                     66,725
    Shareholders' equity                                                 402,016
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,628,728
                                                                    =============
    Net interest spread (1) (2)                                                                       3.54%

    Net interest income and interest margin (1) (3)                                   $45,563         4.34%
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



                                                                         For the three months ended
                                                                             September 30, 2006
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $966           $1         0.41%
    Investment securities:
      Available for sale
        Taxable                                                          385,478        4,099         4.25%
        Tax-exempt (1)                                                   251,143        4,571         7.28%
      Held to maturity
        Taxable                                                          646,991        6,973         4.31%
        Tax-exempt (1)                                                   579,559        8,954         6.18%
    Loans:
      Commercial:
        Taxable                                                          343,958        7,487         8.64%
        Tax-exempt (1)                                                   238,849        3,889         6.46%
      Commercial real estate                                             913,919       16,396         7.12%
      Real estate construction                                            71,372        1,774         9.86%
      Real estate residential                                            509,252        5,916         4.65%
      Consumer                                                           478,122        7,126         5.91%
                                                                    --------------------------
        Total loans (1)                                                2,555,472       42,588         6.61%
                                                                    --------------------------
        Total earning assets (1)                                       4,419,609       67,186         6.05%
    Other assets                                                         426,677
                                                                    -------------
        Total assets                                                  $4,846,286
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,311,786          $--           --
      Savings and interest-bearing
        transaction                                                    1,546,392        1,603         0.41%
      Time less than $100,000                                            234,647        1,722         2.91%
      Time $100,000 or more                                              509,741        5,686         4.43%
                                                                    --------------------------
         Total interest-bearing deposits                               2,290,780        9,011         1.56%
    Short-term borrowed funds                                            717,524        7,399         4.04%
    Debt financing and notes payable                                      36,978          578         6.25%
                                                                    --------------------------
        Total interest-bearing liabilities                             3,045,282       16,988         2.20%
    Other liabilities                                                     66,483
    Shareholders' equity                                                 422,735
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,846,286
                                                                    =============
    Net interest spread (1) (2)                                                                       3.85%

    Net interest income and interest margin (1) (3)                                   $50,198         4.54%
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



                                                                         For the nine months ended
                                                                             September 30, 2007
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      income/      earned/
                                                                       Balance      expense       paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $622           $5         1.07%
    Investment securities:
      Available for sale
        Taxable                                                          367,693       11,891         4.31%
        Tax-exempt (1)                                                   234,316       12,811         7.29%
      Held to maturity
        Taxable                                                          553,471       17,966         4.33%
        Tax-exempt (1)                                                   570,569       26,290         6.14%
    Loans:
      Commercial:
        Taxable                                                          318,827       20,639         8.65%
        Tax-exempt (1)                                                   227,611       10,938         6.43%
      Commercial real estate                                             885,172       47,341         7.15%
      Real estate construction                                            76,340        5,718        10.01%
      Real estate residential                                            495,766       17,629         4.74%
      Consumer                                                           513,223       23,380         6.09%
                                                                    --------------------------
        Total loans (1)                                                2,516,939      125,645         6.67%
                                                                    --------------------------
        Total earning assets (1)                                       4,243,610      194,608         6.12%
    Other assets                                                         426,409
                                                                    -------------
        Total assets                                                  $4,670,019
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,264,147          $--           --
      Savings and interest-bearing
        transaction                                                    1,410,389        6,086         0.58%
      Time less than $100,000                                            212,666        5,241         3.29%
      Time $100,000 or more                                              500,389       17,396         4.65%
                                                                    --------------------------
         Total interest-bearing deposits                               2,123,444       28,723         1.81%
    Short-term borrowed funds                                            770,378       25,614         4.39%
    Debt financing and notes payable                                      36,868        1,735         6.27%
                                                                    --------------------------
        Total interest-bearing liabilities                             2,930,690       56,072         2.54%
    Other liabilities                                                     66,685
    Shareholders' equity                                                 408,497
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,670,019
                                                                    =============
    Net interest spread (1) (2)                                                                       3.58%

    Net interest income and interest margin (1) (3)                                  $138,536         4.37%
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



                                                                         For the nine months ended
                                                                             September 30, 2006
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $878           $3         0.46%
    Investment securities:
      Available for sale
        Taxable                                                          398,065       12,730         4.26%
        Tax-exempt (1)                                                   252,853       13,974         7.37%
      Held to maturity
        Taxable                                                          691,468       22,211         4.28%
        Tax-exempt (1)                                                   584,027       26,980         6.16%
    Loans:
      Commercial:
        Taxable                                                          352,747       22,243         8.43%
        Tax-exempt (1)                                                   246,450       11,963         6.49%
      Commercial real estate                                             917,044       49,800         7.26%
      Real estate construction                                            75,624        5,136         9.08%
      Real estate residential                                            509,936       17,709         4.58%
      Consumer                                                           484,746       20,711         5.71%
                                                                    --------------------------
        Total loans (1)                                                2,586,547      127,562         6.58%
                                                                    --------------------------
        Total earning assets (1)                                       4,513,838      203,460         6.02%
    Other assets                                                         435,823
                                                                    -------------
        Total assets                                                  $4,949,661
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,328,071          $--           --
      Savings and interest-bearing
        transaction                                                    1,602,949        4,280         0.36%
      Time less than $100,000                                            243,814        4,763         2.61%
      Time $100,000 or more                                              504,843       15,222         4.03%
                                                                    --------------------------
         Total interest-bearing deposits                               2,351,606       24,265         1.38%
    Short-term borrowed funds                                            740,923       21,766         3.87%
    Debt financing and notes payable                                      37,372        1,754         6.26%
                                                                    --------------------------
        Total interest-bearing liabilities                             3,129,901       47,785         2.03%
    Other liabilities                                                     67,500
    Shareholders' equity                                                 424,189
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,949,661
                                                                    =============
    Net interest spread (1) (2)                                                                       3.99%

    Net interest income and interest margin (1) (3)                                  $155,675         4.61%
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


                                                                     Three months ended September 30, 2007
                                                                          compared with three months
                                                                           ended September 30, 2006
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                        $0           $1           $1
    Investment securities:
      Available for sale
        Taxable                                                             (307)         110         (197)
        Tax-exempt (1)                                                      (350)        (113)        (463)
      Held to maturity
        Taxable                                                           (1,369)         108       (1,261)
        Tax-exempt (1)                                                      (193)         (87)        (280)
    Loans:
      Commercial:
        Taxable                                                             (573)         128         (445)
        Tax-exempt (1)                                                      (262)         (63)        (325)
      Commercial real estate                                                (765)         (29)        (794)
      Real estate construction                                               337            2          339
      Real estate residential                                               (257)         133         (124)
      Consumer                                                               801          270        1,071
                                                                    ---------------------------------------
        Total loans (1)                                                     (719)         441         (278)
        Total (decrease) increase in interest                       ---------------------------------------
          and fee income (1)                                              (2,938)         460       (2,478)
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                         (192)         764          572
      Time less than $100,000                                               (213)         246           33
      Time $100,000 or more                                                  110          240          350
                                                                    ---------------------------------------
         Total interest-bearing deposits                                    (295)       1,250          955
                                                                    ---------------------------------------
    Short-term borrowed funds                                                508          694        1,202
    Debt financing and notes payable                                          (2)           2            0
                                                                    ---------------------------------------
       Total (decrease) increase in interest expense                         211        1,946        2,157
                                                                    ---------------------------------------
    Decrease in Net Interest Income (1)                                  ($3,149)     ($1,486)     ($4,635)
                                                                    =======================================

    (1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.



                                                                      Nine months ended September 30, 2007
                                                                            compared with nine months
                                                                            ended September 30, 2006
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                       ($1)          $3           $2
    Investment securities:
      Available for sale
        Taxable                                                             (949)         110         (839)
        Tax-exempt (1)                                                    (1,015)        (148)      (1,163)
      Held to maturity
        Taxable                                                           (4,419)         174       (4,245)
        Tax-exempt (1)                                                      (620)         (70)        (690)
    Loans:
      Commercial:
        Taxable                                                           (2,183)         579       (1,604)
        Tax-exempt (1)                                                      (906)        (119)      (1,025)
      Commercial real estate                                              (1,713)        (746)      (2,459)
      Real estate construction                                                49          533          582
      Real estate residential                                               (497)         417          (80)
      Consumer                                                             1,255        1,414        2,669
                                                                    ---------------------------------------
        Total loans (1)                                                   (3,995)       2,078       (1,917)
        Total (decrease) increase in interest                       ---------------------------------------
          and fee income (1)                                             (10,999)       2,147       (8,852)
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                         (566)       2,372        1,806
      Time less than $100,000                                               (661)       1,139          478
      Time $100,000 or more                                                 (135)       2,309        2,174
                                                                    ---------------------------------------
         Total interest-bearing deposits                                  (1,362)       5,820        4,458
                                                                    ---------------------------------------
    Short-term borrowed funds                                                892        2,956        3,848
    Debt financing and notes payable                                         (24)           5          (19)
                                                                    ---------------------------------------
       Total (decrease) increase in interest expense                        (494)       8,781        8,287
                                                                    ---------------------------------------
    Decrease in Net Interest Income (1)                                 ($10,505)     ($6,634)    ($17,139)
                                                                    =======================================

    (1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


Provision for Credit Losses

The level of the provision for credit losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $75 thousand for credit losses in the third quarter of 2007, unchanged from the third quarter of 2006. For the first nine months of 2007 and 2006, $225 thousand and $375 thousand were provided in each respective period. The provision reflects Management's assessment of credit risk in the loan portfolio and the level of the allowance for loan losses for each of the periods presented. For further information regarding net credit losses and the allowance for credit losses, see the "Classified Assets" section of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).


                                                          Three months ended         Nine months ended
                                                             September 30,             September 30,
                                                       ----------------------------------------------------
                                                           2007         2006         2007         2006
                                                       ----------------------------------------------------
    Service charges on deposit accounts                      $7,569       $7,155      $22,813      $21,424
    Merchant credit card fees                                 2,808        2,430        8,024        7,208
    Debit card fees                                             969          883        2,825        2,587
    ATM fees and interchange                                    723          753        2,114        2,148
    Other service fees                                          506          510        1,496        1,445
    Financial services commissions                              383          377        1,057        1,037
    Trust fees                                                  337          298          978          867
    Official check sales income                                 279          358          904        1,064
    Mortgage banking income                                      29           36           92          134
    Life insurance gains                                        --           --           822          --
    Other noninterest income                                  1,041        1,099        3,496        3,686
                                                       ----------------------------------------------------
      Total                                                 $14,644      $13,899      $44,621      $41,600
                                                       ====================================================


Noninterest income for the third quarter of 2007 increased by $745 thousand or 5.4% from the same period in 2006. Service charges on deposit accounts increased due to Management efforts to increase deposit accounts and minimize service charge waivers. Such charge income rose $414 thousand or 5.8% mainly due to a $448 thousand increase in overdraft fees, partially offset by a decline in fees charged on retail and business checking accounts. Merchant credit card fees increased $378 thousand or 15.6%.

In the first nine months of 2007, noninterest income increased $3.0 million or 7.3% compared with the same period of the previous year primarily due to higher service charges on deposit accounts and $822 thousand in life insurance proceeds. Service charges on deposit accounts increased $1.4 million or 6.5% mainly due to a $1.8 million increase in overdraft fees due to marketing initiatives, partially offset by declines in fees charged on retail and business checking accounts (down $236 thousand) and deficit fees charged on analyzed accounts (down $167 thousand). Merchant credit card fees increased $816 thousand or 11.3%. Debit card fees increased $238 thousand or 9.2% mainly due to increased usage. Trust fees increased $111 thousand or 12.8%. Official check sales income declined $160 thousand or 15.0% mostly due to lower average investable balances. Other noninterest income decreased $190 thousand or 5.2% due to a $239 thousand gain on sale of a vacated branch facility in 2006.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                          Three months ended         Nine months ended
                                                             September 30,             September 30,
                                                       ----------------------------------------------------
                                                           2007         2006         2007         2006
                                                       ----------------------------------------------------
    Salaries and related benefits                           $12,587      $13,080      $37,776      $39,897
    Occupancy                                                 3,327        3,321        9,960        9,820
    Data processing services                                  1,800        1,503        4,866        4,568
    Equipment                                                 1,083        1,194        3,367        3,775
    Amortization of deposit intangibles                         893        1,016        2,760        3,071
    Courier service                                             854          904        2,559        2,736
    Professional fees                                           451          532        1,355        1,823
    Postage                                                     404          410        1,211        1,217
    Telephone                                                   342          371        1,055        1,269
    Stationery and supplies                                     323          307          906          849
    Customer checks                                             228          247          704          800
    Operational losses                                          228          129          559          572
    Correspondent Service Charges                               223          212          668          602
    Loan expense                                                217          253          555          683
    Advertising/public relations                                150          197          641          650
    Other noninterest expense                                 1,743        1,727        5,280        4,900
                                                       ----------------------------------------------------
    Total                                                   $24,853      $25,403      $74,222      $77,232
                                                       ====================================================

    Average full time equivalent staff                          876          901          893          915

    Noninterest expense to revenues (FTE)                     41.28%       39.63%       40.52%       39.15%


Noninterest expense decreased $550 thousand or 2.2% in the three months ended September 30, 2007 compared with the same period in 2006. Salaries and related benefits decreased $493 thousand or 3.8%, mainly due to declines in stock based compensation (down $195 thousand), workers compensation (down $121 thousand) and salaries, partially offset by higher incentives. Amortization of deposit intangibles decreased $123 thousand or 12.1%. Equipment expense declined $111 thousand or 9.3% primarily due to lower repair, maintenance and depreciation expenses. Data processing services increased $297 thousand or 19.8%. The higher data processing expenses and a portion of the lower personnel costs were due to conversion of the Company's item processing function to an outside vendor. During the third quarter 2007, the Company installed new imaging technology under contract with an outside vendor to improve its item processing function (which converts daily transactions from paper to electronic format in preparation for data processing). The Company previously operated this function in-house; all affected employees were offered and accepted positions with the outside vendor. As a result, the Company's employee compensation, equipment and other expenses declined while data processing costs paid to outside vendors rose. Based on Management's projections this conversion of the Company's item processing function will not change its expenses in the aggregate.

In the first nine months of 2007, noninterest expense declined $3.0 million or 3.9% compared with the corresponding period of 2006. Salaries and related benefits declined $2.1 million or 5.3% mostly due to a $292 thousand decrease in regular salary as a result of fewer employees, partially offset by annual merit increases, and declines in stock based compensation (down $530 thousand), workers compensation (down $464 thousand) and incentives and bonuses (down
$272 thousand). Professional fees decreased $468 thousand or 25.6% mainly due to lower legal fees (down $398 thousand). Equipment expense declined $408 thousand or 10.8% primarily due to lower repair, maintenance and depreciation expenses. Amortization of deposit intangibles decreased $311 thousand or 10.1%. Telephone expense declined $214 thousand or 16.8% largely due to lower rates contained in a new vendor contract. Courier service expense decreased $177 thousand or 6.5%. Loan expense fell $128 thousand or 18.8% largely due to lower repossession and other expenses. Declines were partially offset by increases in other noninterest, data processing service and occupancy expenses. Other noninterest expense rose $380 thousand or 7.8% mostly due to increases in expenses for travel, employee recruiting, internet banking, and amortization of low-income housing investments as tax benefits are realized. Data processing services increased $298 thousand or 6.5%. The higher data processing expenses and a portion of the lower personnel costs were due to conversion of the Company's item processing function to an outside vendor. Occupancy expense increased $140 thousand or 1.4% primarily due to increases in building insurance and maintenance costs and higher rent, net of sublease income, partly offset by lower depreciation charges.

Provision for Income Tax

During the third quarter of 2007, the Company recorded income tax expense (FTE) of $13.3 million, $1.1 million or 7.8% lower than the third quarter of 2006. The current quarter provision represents an effective tax rate (FTE) of 37.6%, compared with 37.2% for the third quarter of 2006. The third quarter 2007 tax provision reflected adjustments to estimates for permanent book to tax differences. The tax provision for both the third quarter 2007 and third quarter 2006 included adjustments for book estimates to the filed Federal tax returns for the respective prior years. On a year-to-date basis, the income tax provision (FTE) was $40.8 million for 2007 compared with $44.8 million for 2006. The effective tax rate (FTE) of 37.5% for the first nine months of 2007 is unchanged from the same period of 2006.

Classified Assets

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of the loan portfolio. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified" category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Other real estate owned is recorded at the lower of cost or appraised value less disposal cost.

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                                          At September 30,         At
                                                                    --------------------------December 31,
                                                                        2007         2006         2006
                                                                    ---------------------------------------
    Classified loans                                                     $21,403      $24,111      $20,180
    Other real estate owned                                                  613          656          647
                                                                    ---------------------------------------
    Classified loans and other real estate owned                         $22,016      $24,767      $20,827
                                                                    =======================================
    Allowance for loan losses /
     classified loans                                                        247%         230%         274%


Classified loans include loans graded "substandard", "doubtful" and "loss" in accordance with regulatory guidelines. At September 30, 2007, $21.0 million of loans or 98.2% of total classified loans are graded "substandard". Such substandard loans accounted for 0.84% of total gross loans at September 30, 2007. Classified loans at September 30, 2007, decreased $2.7 million or 11.2% from a year ago primarily due to seven loan payoffs, four loan upgrades and two chargeoffs, partially offset by 12 loan downgrades. Classified loans at September 30, 2007, declined $1.2 million or 6.1% from December 31, 2006 mostly due to four loan payoffs, four loan upgrades and two chargeoffs, partially offset by 11 loan downgrades totaling $6.2 million.

Other real estate owned was $613 thousand, $647 thousand and $656 thousand at September 30, 2007, December 31, 2006 and September 30, 2006, respectively, representing one property. The reduction in the property's carrying value resulted from a reduction in the carrying value based on updated appraisals, with an offsetting charge to earnings.

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

The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):



                                                             At September 30,         At
                                                       --------------------------December 31,
                                                           2007         2006         2006
                                                       ---------------------------------------
    Performing nonaccrual loans                              $1,695       $3,889       $4,404
    Nonperforming, nonaccrual loans                           3,132        1,162           61
                                                       ---------------------------------------
       Total nonaccrual loans                                 4,827        5,051        4,465

    Loans 90 days past due and
      still accruing                                            251          252           65
                                                       ---------------------------------------
      Total nonperforming loans                               5,078        5,303        4,530

    Other real estate owned                                     613          656          647
                                                       ---------------------------------------
      Total                                                  $5,691       $5,959       $5,177
                                                       =======================================

    As a percentage of total loans                             0.23%        0.23%        0.20%


Nonaccrual loans increased $362 thousand during the nine months ended September 30, 2007. Eighteen loans comprised the $4.8 million nonaccrual loans as of September 30, 2007. Six of those loans were on nonaccrual status throughout the first nine months of 2007, while the remaining twelve loans were placed on nonaccrual status during the nine months ended September 30, 2007. The Company actively pursues full collection of nonaccrual loans.

The Company's residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan, and require verification of income of the borrower(s). The Company had no "sub-prime" loans as of September 30, 2007, December 31, 2006 and September 30, 2006. Of the loans 90 days past due and still accruing at September 30, 2007, $-0- and $207 thousand were residential real estate loans and automobile loans, respectively. Delinquent consumer loans on accrual status were as follows ($ in thousands):


                                                                          At September 30,         At
                                                                    --------------------------December 31,
                                                                        2007         2006         2006
                                                                    ---------------------------------------
    Residential real estate loans:
    ------------------------------
    30-89 days delinquent:
       Dollar amount                                                         $89         $323          $29
       Percentage of total residential real estate loans                    0.02%        0.06%        0.01%
    90 or more days delinquent:
       Dollar amount                                                        $-0-         $-0-         $-0-
       Percentage of total residential real estate loans                    0.00%        0.00%        0.00%

    Automobile loans:
    -----------------
    30-89 days delinquent:
       Dollar amount                                                      $2,692       $1,952       $2,095
       Percentage of total automobile loans                                 0.57%        0.48%        0.49%
    90 or more days delinquent:
       Dollar amount                                                        $207         $134          $22
       Percentage of total automobile loans                                 0.04%        0.03%        0.01%


The Company had no restructured loans as of September 30, 2007, September 30, 2006 and December 31, 2006.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and nine month periods ended September 30, 2007, if all such loans had performed in accordance with their original terms, was $107 thousand and $326 thousand, respectively, compared with $122 thousand and $384 thousand, respectively, for the third quarter and the first three quarters of 2006.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2007, totaled $130 thousand and $399 thousand, respectively, compared with $164 thousand and $316 thousand, respectively, for the comparable periods in 2006. These cash payments represent annualized yields of 10.36% and 11.02%, respectively, for the third quarter and the first nine months of 2007 compared to 12.25% and 7.21%, respectively, for the third quarter and the first nine months of 2006.

Total cash payments received during the third quarter and first nine months of 2007 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2007, totaled $-0- thousand and approximately $5 thousand, respectively. Total cash payments received during the third quarter and first nine months of 2006 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2006, totaled approximately $3 thousand and $50 thousand, respectively.

Management believes the overall credit quality of the loan portfolio is stable; however, nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual loans will not occur in the future.

Allowance for Credit Losses

The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated (dollars in thousands):


                                                           Three months ended        Nine months ended
                                                              September 30,            September 30,
                                                       ----------------------------------------------------
                                                           2007         2006         2007         2006
                                                       ----------------------------------------------------

    Balance, beginning of period                            $57,166      $59,372      $59,023      $59,537

    Credit loss provision                                        75           75          225          375

    Loans charged off                                        (1,031)      (1,011)      (4,519)      (2,775)
    Recoveries of previously
       charged off loans                                        421          590        1,902        1,889
                                                       ----------------------------------------------------
      Net credit losses                                        (610)        (421)      (2,617)        (886)
                                                       ----------------------------------------------------
    Balance, end of period                                  $56,631      $59,026      $56,631      $59,026
                                                       ====================================================
    Components:
    Allowance for loan losses                               $52,938      $55,338      $52,938      $55,338
    Reserve for unfunded credit commitments                   3,693        3,688        3,693        3,688
                                                       ----------------------------------------------------
    Allowance for credit losses                             $56,631      $59,026      $56,631      $59,026
                                                       ====================================================
    Allowance for loan losses /
     loans outstanding                                         2.11%        2.18%


The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, agriculture commodity prices, and levels of government funding. The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

The following table presents the allocation of the allowance for credit losses:


    Allocation of the Allowance for Credit Losses

    At September 30,                                 2007                      2006
                                          ----------------------------------------------------
                                           Allocation    Loans as    Allocation    Loans as
                                             of the       Percent      of the       Percent
                                            Allowance    of Total     Allowance    of Total
    (dollars in thousands)                   Balance       Loans       Balance       Loans
                                          ----------------------------------------------------
    Commercial                                 $26,609           56%     $24,742           58%
    Real estate construction                     4,647            4%       4,064            3%
    Real estate residential                        388           19%       1,228           20%
    Consumer                                     4,247           21%       5,095           19%
    Unallocated portion                         20,740           --       23,897           --
                                          ----------------------------------------------------
    Total                                      $56,631          100%     $59,026          100%
                                          ====================================================


The allocation to loan portfolio segments changed from September 30, 2006 to September 30, 2007. The increase in allocation for commercial loans reflects an increase in loans "criticized" under regulatory risk grading guidelines. Such loans are not yet "classified" at higher risk levels, but receive a higher level of credit management attention due to their increased risk profile. The increase in allocation to real estate construction loans reflects an increase in criticized construction loans outstanding. The reduced allocations for residential real estate and consumer loans reflects refinements to the statistical model used to apply historical loss rates to delinquent loan volumes.

At September 30, 2006 and September 30, 2007, Management's evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($4.3 million and $4.4 million, respectively), external competitive issues ($2.2 million and $2.3 million, respectively), and adequacy of lending Management and staff ($5.2 million and $5.0 million, respectively). Based on Management's analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $23.9 million at September 30, 2006, compared to $20.7 million at September 30, 2007.

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

The rise in short-term interest rates during the last three years affected the volume of lower-costing deposit products, placing more reliance on higher-cost certificates of deposit and wholesale funding. Competitive loan pricing and loosened underwriting standards in the banking industry have limited the opportunity to originate commercial loans that will remain profitable throughout the duration of the loans, in Management's opinion. Recent interest rate spreads between loan origination yields and the rates paid on deposits and other funding sources have been very narrow. As a result, the Company has not taken an aggressive posture relative to current loan growth. The interest rate spread has also been very narrow in regard to bond investments. As such, Westamerica has not been making significant additional investments in bonds over the past several years other than continuing investments for collateral requirements and Community Reinvestment Act purposes.

The Company's asset and liability position remains slightly "liability sensitive," with a greater amount of interest-bearing liabilities subject to immediate and near-term interest rate changes relative to earning assets. As a result, the recent reduction in the federal funds target rate (charged for short-term inter-bank borrowings) and the related decline in U.S. Treasury bill rates should improve the Company's net interest margin during the fourth quarter 2007. The lower short-term interest rates should lower the Company's cost of funds at a more rapid pace than its earning asset yields. The duration of the Company's earning assets and funding has not changed by a meaningful amount during the first nine months of 2007. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. The Company's most likely earnings plan is currently based on monetary policy easing by the Federal Reserve in 2007. This earnings plan would be negatively impacted if, to the contrary, monetary policy was tightened in 2007.

Assuming a decrease of 100 bp in the federal funds rate and a corresponding decline of 30 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are estimated to improve approximately 1.2% over the Company's most likely net income plan over the twelve months ending September 30, 2008. Conversely, assuming a 100 bp increase in the federal funds rate and a corresponding increase of 65 bp in the 10-year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 3.0% of the Company's most likely net income plan over the twelve months ending September 30, 2008. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Liquidity

The Company's principal source of liquidity is investment securities available for sale and principal payments from consumer and other loans. At September 30, 2007, investment securities available for sale totaled $570 million, representing a decrease of $45.4 million from December 31, 2006. The decrease is primarily attributable to principal payments and maturities. At September 30, 2007, indirect automobile loans totaled $476 million, which were experiencing stable monthly principal payments of approximately $19 million. At September 30, 2007, $508 million in collateralized mortgage obligations ("CMOs") and mortgage backed securities ("MBSs") were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The CMOs and MBSs have been experiencing stable principal paydowns of approximately $11 million per month during the last twelve months. In addition, at September 30, 2007, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $22.8 million was outstanding. Additionally, as a member of the Federal Reserve System, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first nine months of 2007 and 2006 contributed substantial operating cash flows of $72.1 million and $85.8 million, respectively. In 2007, operating activities and retained earnings from prior years provided cash for $31.0 million in shareholder dividends and $65.1 million utilized to repurchase common stock. In 2006, operating activities and retained earnings from prior years provided cash for $68.7 million of Company stock repurchases, $30.2 million in shareholder dividends and $3.3 million for repayment of long term debt.

The Company's investing activities were also a net source of cash in the first nine months of 2007. Proceeds from maturing investment securities of $157.5 million were only partially reinvested, for a net increase in cash of $127.3 million. This cash inflow and a $83.1 million increase in short-term borrowings offset a $176.5 million decrease in customers' deposits. The Company's investing activities were also a net source of cash in the first nine months of 2006. Proceeds from maturing investment securities of $177.6 million were only partially reinvested, for a net increase in cash of $169.9 million. Other investing activities included net loan repayments of $118.0 million. These cash inflows offset a $295.0 million decrease in customers' deposits and a $6.3 million reduction in short-term borrowings.

The Company anticipates maintaining its cash levels in 2007 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate during the remainder of 2007, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. However, higher costing products, including money market savings and certificates of deposit, have been less stable throughout 2006 and the nine months ended September 30, 2007 due to rising short-term interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service and market conditions. The September 18, 2007 reduction in the federal funds rate has resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding uncertainty in the general economic environment, competition, possible terrorist attacks and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality, debt retirement and other factors.

Westamerica Bancorporation ("the Parent Company") is a separate entity and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to the Parent Company by the Bank is limited under regulations for Federal Reserve member banks and California law. The amount that can be paid in any calendar year, without prior approval from federal and state regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. The Company believes that such restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company repurchases shares of its common stock in the open market pursuant to stock repurchase plans approved by the Board with the intention of lessening the dilutive impact of issuing new shares under stock option plans, returning excess capital to shareholders, and other ongoing requirements. These programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company collectively repurchased 1.4 million shares each in the nine month period ended September 30, 2007 and 2006.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $403.7 million at September 30, 2007, a decrease of $25.1 million or 5.9% from a year ago, and a decrease of $20.6 million or 4.9% from December 31, 2006. These decreases are reflective of the effect of common stock repurchases, dividends paid to shareholders and a change in unrealized gain(loss) on securities available for sale, offset by the generation of earnings and stock issuance in connection with employee stock option exercises. The Company's ratio of equity to total assets decreased to 8.67% at September 30, 2007, from 8.85% a year ago and 8.90% on December 31, 2006, because shareholders' equity decreased relatively more than total assets.

The following summarizes the ratios of capital to risk-adjusted assets for the Company on the date indicated:


                                                                                Well-capitalized
                                   At September 30,         At         Minimum        by
                             --------------------------December 31,  Regulatory   Regulatory
                                 2007         2006         2006      Requirement  Definition
                             -----------------------------------------------------------------
    Tier I Capital                   9.38%        9.70%        9.77%        4.00%        6.00%
    Total Capital                   10.69%       11.02%       11.09%        8.00%       10.00%
    Leverage ratio                   6.31%        6.39%        6.42%        4.00%        5.00%


The risk-based capital ratios declined at September 30, 2007, compared with September 30 and December 31 of 2006, due to a decrease in equity capital, offset in part by a decline in risk-weighted assets.

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the date indicated:


                                                                                Well-capitalized
                                   At September 30,         At         Minimum        by
                             --------------------------December 31,  Regulatory   Regulatory
                                     2007         2006         2006  Requirement  Definition
                             -----------------------------------------------------------------
    Tier I Capital                   9.60%        9.83%        9.88%        4.00%        6.00%
    Total Capital                   11.06%       11.28%       11.34%        8.00%       10.00%
    Leverage ratio                   6.42%        6.44%        6.46%        4.00%        5.00%


The risk-based capital ratios declined at September 30, 2007, compared with September 30 and December 31 of 2006, due to a decrease in equity capital, offset in part by a decline in risk-weighted assets.

Capital ratios are reviewed by Management on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company's and the Bank's anticipated future needs. All ratios as shown in the tables above are in excess of the regulatory definition of "well capitalized".


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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 (a) None

 (b) None

 (c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2007 (in thousands, except per share data).


                                                   (c)          (d)
                                                 Total      Maximum
                                                Number       Number
                                             of Shares    of Shares
                                      (b)    Purchased     that May
                         (a)      Average   as Part of       Yet Be
                       Total        Price     Publicly    Purchased
                   Number of         Paid    Announced    Under the
                      Shares          per        Plans     Plans or
         Period    Purchased        Share or Programs*     Programs
    ----------------------------------------------------------------
    July 1
    through
    July 31              232       $42.06          232          344
    ----------------------------------------------------------------
    August 1
    through
    August 31            191        44.64          191        1,933
    ----------------------------------------------------------------
    September 1
    through
    September 30          69        48.01           69        1,864
    ----------------------------------------------------------------
    Total                492       $43.90          492        1,864
    ================================================================


* Includes 17 thousand, 23 thousand and 12 thousand shares purchased in July, August and September, respectively by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the third quarter of 2007 pursuant to a program approved by the Board of Directors on August 24, 2006 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2007. A replacement plan was approved by the Board of Directors on August 23, 2007 to repurchase up to 2,000,000 shares prior to September 1, 2008.


Item 3. Defaults upon Senior Securities

None

tem 4. Submission of Matters to a Vote of Security Holders

None

tem 5. Other Information

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



                                       WESTAMERICA BANCORPORATION
                                       (Registrant)



November 1, 2007                       /s/ JOHN "ROBERT" THORSON
----------------                       -------------------------
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