Form 10-K
period 2007-12-31
WESTAMERICA BANCORPORATION
filed 2008-02-28
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑      NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2007 as reported on the NASDAQ Global Select Market, was approximately $1,271,005,549.81. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 21, 2008
28,836,689 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 24, 2008, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS
This report on Form 10-K contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) fluctuations in asset prices including, but not limited to, stocks, bonds, real estate, and commodities; (3) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive loans, deposits and investments; (10) asset/liability management risks and liquidity risks; (11) changes in liquidity levels in capital markets; and (12) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. See also “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this Report.
PART I
ITEM 1. BUSINESS
WESTAMERICA BANCORPORATION (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Principal administrative offices are located at 4550 Mangels Boulevard, Fairfield, California 94534 and its telephone number is (707) 863-6000. The Company provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the North to Kern County in the South. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Company also owned 100% of the capital stock of Community Banker Services Corporation (“CBSC”), a company engaged in providing the Company and its subsidiaries with data processing services and other support functions. In February 2008, the Company contributed 100% of the capital stock of CBSC to the Bank, such that CBSC became a wholly-owned subsidiary of the Bank.
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
The Company acquired five additional banks within its immediate market area during the early to mid 1990’s. In April, 1997, the Company acquired ValliCorp Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. Under the terms of all of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired institutions. The subsidiary banks acquired were merged with and into WAB. These five aforementioned business combinations were accounted for as poolings-of-interests.
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
On March 1, 2005, the Company acquired Santa Rosa based Redwood Empire Bancorp, the parent company of National Bank of the Redwoods (NBR). The acquisition was valued at approximately $150 million and was accounted for using the purchase accounting method. The assets and liabilities of NBR were fully merged into WAB as of close of business day on March 11, 2005. As of March 1, 2005, NBR had approximately $440 million in loans and $370 million in deposits.
At December 31, 2007, the Company had consolidated assets of approximately $4.6 billion, deposits of approximately $3.3 billion and shareholders’ equity of approximately $394.6 million. The Company and its subsidiaries employed approximately 874 full-time equivalent staff as of December 31, 2007.
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

Regulation and Supervision of Banks
The Bank is a California state-chartered bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Prior to January 14, 2008, the Bank was also a member of the Federal Reserve System. As such, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”), and the FRB prior to January 14, 2008 and by the FDIC after January 14, 2008. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.
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
California law permits a state-chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. While a member of the Federal Reserve System, the Bank’s investment authority was limited by regulations promulgated by the FRB prior to January 14, 2008. In addition, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes limitations on the activities and equity investments of state chartered, federally insured banks. FDICIA also prohibits a state bank from making an investment or engaging in any activity as a principal that is not permissible for a national bank, unless the Bank is adequately capitalized and the FDIC approves the investment or activity after determining that such investment or activity does not pose a significant risk to the deposit insurance fund.
Capital Standards
The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions resulting in assets being recognized on the balance sheet as assets, and the extension of credit facilities such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as certain loans.
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
As of December 31, 2007, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 10 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.
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
Federal banking agencies require banks to maintain adequate valuation allowances for potential credit losses. The Company has an internal staff that continually reviews loan quality and reports to the Board of Directors. This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectibility of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in the Bank’s market areas. Based on this analysis, management, with the review and approval of the Board, determines the adequate level of allowance required. The allowance is allocated to different segments of the loan portfolio, but the entire allowance is available for the loan portfolio in its entirety.

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
Premiums for Deposit Insurance and Assessments for Examinations
The Bank’s deposits are insured by the Bank Insurance Fund (BIF) administered by the FDIC. FDICIA established several mechanisms to increase funds to protect deposits insured by the BIF. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions which are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits.
Congress adopted the Federal Deposit Insurance Reform Act of 2005 as part of the Deficit Reduction Act of 2005 and the President signed it on February 8, 2006 and a companion bill, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, on February 15, 2006. This legislation provides for:
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
In the fourth quarter of 2006, the FDIC adopted two final rules implementing the Federal Deposit Insurance Reform Act of 2005. One rule creates a new system for risk-based assessments and sets assessment rates beginning January 1, 2007. Assessment rates are three basis points above the base rates, ranging from 5 to 7 basis for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions. The Bank is categorized as a Risk Category I institution. The other rule sets the designated reserve ratio at 1.25 percent. In October of 2006, FDIC’s Board adopted a final rule governing the distribution and use of the $4.7 billion one-time assessment credit and a temporary final rule that expires at the end of 2009 governing dividends from the insurance fund. The Bank had assessment credits of approximately $4 million as of December 31, 2007.

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
Financial Privacy Legislation and Customer Information Security
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

Recent Developments
Programs To Mitigate Identity Theft.
In November 2007, federal banking agencies together with the NCUA and FTC adopted regulations under the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program to detect, prevent and mitigate identity theft in connection with certain new and existing accounts. Covered accounts generally include consumer accounts and other accounts that present a reasonably foreseeable risk of identity theft. Each institution’s program must include policies and procedures designed to: (i) identify indicators, or “red flags,” of possible risk of identity theft based; (ii) detect the occurrence of red flags; (iii) respond appropriately to red flags that are detected; and (iv) ensure that the program is updated periodically as appropriate to address changing circumstances. The regulations include guidelines that each institution must consider and, to the extent appropriate, include in its program.
Administration Response to Subprime Mortgage Crisis.
The Bank did not originate subprime mortgages and does not hold subprime investments, but the value of real estate collateral securing its mortgages may be affected by residential real estate values in its service area. In 2007 the subprime mortgage market suffered substantial losses. Subprime mortgages generally include residential real estate loans made to borrowers with certain credit deficiencies, most using relaxed underwriting and documentation standards and usually with adjustable interest rates that reset upward after an introductory period. The combination of falling real estate prices and upward interest rate and payment adjustments has caused the default rate on subprime mortgages to increase. In December 2007, the Bush administration announced a proposal to freeze interest rates on certain subprime mortgages at pre-adjustment levels for up to five years in an effort to minimize residential foreclosures and bring some stability to home prices. As currently described, the proposal would benefit residential owner-occupants who are not yet in default but are likely to default after interest rate and payment adjustments are put into effect; those already in default and those who are presumed able to afford their adjusted payments would not be covered. No assurance can be given whether this proposal will ultimately be adopted, what revisions might be made before adoption, how many borrowers will be affected by it or what effect it may have on foreclosures and home prices. In addition to the Bush administration proposal, various state and federal legislative proposals are pending and could be enacted.
Pending Legislation
Changes to state laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of BHCs and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.
Competition
In the past, the Bank’s principal competitors for deposits and loans have been other banks (particularly major banks) and smaller community banks, savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and certain retail establishments have offered investment vehicles which also compete with banks for deposit business. Federal legislation in recent years has encouraged competition between different types of financial institutions and fostered new entrants into the financial services market, and it is anticipated that this trend will continue.
The enactment of the Interstate Banking and Branching Act in 1994 and the California Interstate Banking and Branching Act of 1995 have increased competition within California. Regulatory reform, as well as other changes in federal and California law, will also affect competition. While the future impact of these changes, and of other proposed changes, cannot be predicted with certainty, it is clear that the business of banking will remain highly competitive.
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
The discussion in this report under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management” and “- Liquidity” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph. The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities compared to the interest paid on deposits and other borrowings, and the Company’s success in competing for loans and deposits. The Company cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Open Market Committee of the FRB. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and other borrowings, and the rates received on loans and investment securities and paid on deposits and other liabilities.
Changes in capital market conditions could reduce asset valuations.
Capital market conditions, including liquidity, investor confidence, perceived counter-party risk, the supply of and demand for financial instruments, the financial strength of market participants, and other factors, could negatively impact the value of financial instruments. An impairment in the value of the Company’s assets could result in asset write-downs, reducing the Company’s asset values, earnings, and equity.
Risks Related to the Nature and Geographical Location of the Company’s Business
The Company invests in loans that contain inherent credit risks that may cause the Company to incur losses.
The Company can provide no assurance that the credit quality of the loan portfolio will not deteriorate in the future and that such deterioration will not adversely affect the Company.
The Company’s operations are concentrated geographically in California, and poor economic conditions may cause the Company to incur losses.
Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2007, real estate served as the principal source of collateral with respect to approximately 57% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions. Economic conditions in California are subject to various uncertainties at this time, including the decline in construction and real estate sectors, the California state government’s budgetary difficulties and continuing fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely effect the Company. Many of the Company’s loans are secured by collateral that includes real estate located in California. In 2007 and early 2008, much of the California and national real estate market experienced a decline in values of varying degrees. This decline could have an adverse impact on the businesses of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans.
The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.
Most of the properties of the Company are located in California. Also most of the real and personal properties which currently secure some of the Company’s loans are located in California. California is a state which is prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood, fire or other natural disaster, the Company faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood, fire or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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
The Company is subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of the Company’s customers and not for the benefit of investors. In the past, the Company’s business has been materially affected by these regulations. This trend is likely to continue in the future. Laws, regulations or policies, including accounting standards and interpretations currently affecting the Company and the Company’s subsidiaries, may change at any time. Regulatory authorities may also change their interpretation of these statutes and regulations. Therefore, the Company’s business may be adversely affected by any future changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement including future acts of terrorism, major U.S. corporate bankruptcies and reports of accounting irregularities at U.S. public companies.
Additionally, the Company’s business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States of America. Under long- standing policy of the FRB, a BHC is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, the Company may be required to commit financial and other resources to its subsidiary bank in circumstances where the Company might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on the Company’s business, results of operations and financial condition.
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
The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 29.0 million were outstanding at December 31, 2007. Pursuant to its stock option plans, at December 31, 2007, the Company had exercisable options outstanding of 2.4 million. As of December 31, 2007, 2.7 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock. The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2007, 1.4 million shares remained available to repurchase under such plans.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
Branch Offices and Facilities
WAB is engaged in the banking business through 86 offices in 21 counties in Northern and Central California including 13 offices in Fresno County, 11 each in Marin and Sonoma Counties, seven in Napa County, five each in Stanislaus, Lake, Contra Costa and Solano Counties, four in Kern, County, three each in Alameda and Sacramento Counties, two each in Mendocino, Nevada, Placer and Tulare Counties, and one each in Merced, San Francisco, Tuolumne, Kings, Madera, and Yolo Counties. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.
The Company owns 26 branch office locations and one administrative facility and leases 70 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.
ITEM 3. LEGAL PROCEEDINGS
During 2007, Visa announced that it completed restructuring transactions in preparation for an initial public offering planned for early 2008, and, as part of those transactions, the Bank’s membership interest in Visa was exchanged for an equity interest in Visa Inc. In accordance with Visa’s by-laws, the Bank and other Visa U.S.A. member banks are obligated to share in Visa’s litigation obligations which existed at the time of the restructuring transactions. On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Visa has disclosed other antitrust lawsuits which existed at the time of the restructuring transactions. In consideration of the American Express settlement and other antitrust lawsuits filed against Visa, the Company recorded in the fourth quarter of 2007 a liability and corresponding expense of $2,338 thousand. The Company currently anticipates that its proportional share of the proceeds of the planned initial public offering by Visa will more than offset any liabilities related to Visa litigation.
Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, except the Visa matter described above and ordinary routine legal proceedings arising in the ordinary course of the Company’s business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the shareholders during the fourth quarter of 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low

2007:
First quarter	$51.47	$46.43
Second quarter	48.61	44.23
Third quarter	50.49	39.77
Fourth quarter	53.29	42.11

2006:

First quarter	$55.42	$51.38
Second quarter	52.89	47.20
Third quarter	51.38	45.44
Fourth quarter	51.79	47.96

As of February 4, 2008, there were approximately 8,000 shareholders of record of the Company’s common stock.
The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the FRB pursuant to the BHCA. See Item 1, “Business — Supervision and Regulation.” As of December 31, 2007, $174.0 million was allowable for payment of dividends by the Company to its shareholders, under applicable laws and regulations.
The notes to the consolidated financial statements included in this report contain additional information regarding the Company’s capital levels, regulations affecting subsidiary bank dividends paid to the Company, the Company’s earnings, financial condition and cash flows, and cash dividends declared and paid on common stock.
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

Stock performance
The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2007 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 1997 and reinvestment of all dividends.

	Period ending
	1997	1998	1999	2000	2001	2002

Westamerica Bancorporation (WABC)	$100.00	$109.61	$84.94	$134.46	$128.46	$131.24
S&P 500 (SPX)	100.00	128.58	155.64	141.43	124.70	97.14
NASDAQ Bank Index (CBNK)	100.00	89.74	84.51	99.55	111.96	119.74

	Period ending
	2003	2004	2005	2006	2007

Westamerica Bancorporation (WABC)	$166.28	$198.83	$185.12	$181.22	$165.38
S&P 500 (SPX)	125.01	138.57	145.39	168.42	177.67
NASDAQ Bank Index (CBNK)	159.31	181.02	177.51	202.12	161.88
The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2007 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2002 and reinvestment of all dividends

	Period ending
	2002	2003	2004	2005	2006	2007

Westamerica Bancorporation (WABC)	$100.00	$126.71	$151.50	$141.06	$138.09	$126.02
S&P 500 (SPX)	100.00	128.69	142.64	149.66	173.37	182.90
NASDAQ Bank Index (CBNK)	100.00	133.04	151.18	148.25	168.79	135.19

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2007 (in thousands, except per share data).

			(c)	(d)
			Total	Maximum
			Number	Number
			of Shares	of Shares
		(b)	Purchased	that May
	(a)	Average	as Part of	Yet Be
	Total	Price	Publicly	Purchased
	Number of	Paid	Announced	Under the
	Shares	per	Plans	Plans or
Period	Purchased	Share	or Programs*	Programs

October 1 through October 31	96	$46.92	96	1,768

November 1 through November 30	326	44.21	326	1,442

December 1 through December 31	69	45.23	69	1,373

Total	491	$44.88	491	1,373

*	Includes 10 thousand, 5 thousand and 2 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.
The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
Shares were repurchased during the fourth quarter of 2007 pursuant to a program approved by the Board of Directors on August 23, 2007 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2008.

ITEM 6. SELECTED FINANCIAL DATA
The following financial information for the five years ended December 31, 2007 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.
WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(In thousands, except per share data)

Year ended December 31:	2007	2006	2005*	2004*	2003*

Interest income	$235,872	$246,515	$242,797	$216,337	$223,493
Interest expense	72,555	65,268	43,649	21,106	27,197

Net interest income	163,317	181,247	199,148	195,231	196,296
Provision for credit losses	700	445	900	2,700	3,300
Noninterest income:
Securities (losses) gains, net	—	—	(4,903)	(5,011)	2,443
Loss on extinguishment of debt	—	—	—	(2,204)	(2,166)
Deposit service charges and other	59,278	55,347	59,443	45,798	42,639
Total noninterest income	59,278	55,347	54,540	38,583	42,916
Noninterest expense
Visa Litigation	2,338	—	—	—	—
Other noninterest expense	99,090	101,724	107,250	102,099	105,701
Total noninterest expense	101,428	101,724	107,250	102,099	105,701

Income before income taxes	120,467	134,425	145,538	129,015	130,211
Provision for income taxes	30,691	35,619	39,497	35,756	37,487

Net income	$89,776	$98,806	$106,041	$93,259	$92,724

Earnings per share:
Basic	$3.02	$3.17	$3.28	$2.93	$2.82
Diluted	2.98	3.11	3.22	2.87	2.78
Per share:
Dividends paid	$1.36	$1.30	$1.22	$1.10	$1.00
Book value at December 31	13.60	13.89	13.65	11.59	10.79

Average common shares outstanding	29,753	31,202	32,291	31,821	32,849
Average diluted common shares outstanding	30,165	31,739	32,897	32,461	33,369
Shares outstanding at December 31	29,018	30,547	31,882	31,640	32,287

At December 31:
Loans, net	$2,450,470	$2,476,404	$2,616,372	$2,246,078	$2,269,420
Investments	1,578,109	1,780,617	1,999,604	2,192,542	1,949,288
Intangible assets and goodwill	140,148	143,801	148,077	21,890	22,433
Total assets	4,558,959	4,769,335	5,157,559	4,745,318	4,585,295
Total deposits	3,264,790	3,516,734	3,846,101	3,583,619	3,463,991
Short-term borrowed funds	798,599	731,977	775,173	735,423	590,646
Federal Home Loan Bank advances	0	0	0	0	105,000
Debt financing and notes payable	36,773	36,920	40,281	21,429	24,643
Shareholders’ equity	394,603	424,235	435,064	366,659	348,304

Financial Ratios:

For the year:
Return on assets	1.93%	2.01%	2.09%	2.06%	2.14%
Return on equity	22.11%	23.38%	25.70%	28.23%	28.66%
Net interest margin **	4.40%	4.57%	4.82%	5.14%	5.39%
Net loan losses to average loans	0.14%	0.04%	0.03%	0.11%	0.15%
Efficiency ratio ***	41.46%	39.12%	38.52%	39.79%	40.60%
At December 31:
Equity to assets	8.66%	8.90%	8.44%	7.73%	7.60%
Total capital to risk-adjusted assets	10.64%	11.09%	10.40%	12.46%	11.39%
Allowance for loan losses to loans	2.10%	2.19%	2.09%	2.35%	2.32%
The above financial summary has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 38 through 61, as well as with the other information presented throughout the Report.
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
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the Allowance for Loan Losses and Visa litigation accounting to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
The Allowance for Loan Losses represents management’s estimate of the amount of loss in the loan portfolio that can be reasonably estimated as of the balance sheet date. Determining the amount of the Allowance for Loan Losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and interpretation of current economic trends, uncertainties and conditions, all of which may be susceptible to significant change. A discussion of the factors driving changes in the amount of the Allowance for Loan losses is included in the “Credit Quality” discussion below. As noted in Note 14 to the consolidated financial statement, the Company recognized a liability and corresponding expense of $2,338 thousand related to Visa litigation. The Company is not a named party to any Visa litigation. The Company’s access to reliable information with which to estimate its liability is limited to relevant information communicated by Visa to its member banks and other public information. As a result, the Company’s ultimate liability regarding Visa litigation could differ from the amount recorded at December 31, 2007.
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
Net Income
The Company reported net income for 2007 of $89.8 million or $2.98 diluted earnings per share, compared with net income of $98.8 million, or $3.11 diluted earnings per share for 2006. The 2007 results included a $2.3 million litigation expense for the Bank’s proportionate share of Visa’s litigation exposure for which Visa’s members are responsible. Management currently anticipates that the Company’s proportional share of the proceeds of the planned initial public offering by Visa will more than offset any liabilities related to Visa litigation. The 2007 period also included $822 thousand in company-owned life insurance proceeds and a $700 thousand income tax refund, derived from an amended 2003 tax return, which reduced income tax expense. The expense for Visa litigation, insurance proceeds and the income tax refund combined to increase net income by $232 thousand, or diluted earnings per share by $0.008.
Components of Net Income

Year ended December 31,
($ in thousands except per share amounts)	2007	2006	2005**

Net interest and fee income *	$185,348	$204,703	$223,866
Provision for loan losses	(700)	(445)	(900)
Noninterest income	59,278	55,347	54,540
Noninterest expense	(101,428)	(101,724)	(107,250)
Taxes *	(52,722)	(59,075)	(64,215)

Net income	$89,776	$98,806	$106,041

Net income per average fully-diluted share	$2.98	$3.11	$3.22
Net income as a percentage of average shareholders’ equity	22.11%	23.38%	25.70%
Net income as a percentage of average total assets	1.93%	2.01%	2.09%

*	Fully taxable equivalent (FTE)

**	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

Net income for 2007 decreased $9.0 million, or 9.1%, over net income for 2006 primarily due to lower net interest income (FTE) and increased provision for credit losses, partially offset by higher noninterest income, lower noninterest expense and lower tax provision. The lower net interest income (FTE) was mainly caused by a lower volume of average interest-earning assets and higher funding costs, partially offset by higher yields on earning assets. The provision for loan losses increased $255 thousand or 57.3% to reflect Management’s assessment of credit risk for the loan portfolio. Noninterest income increased $3.9 million or 7.1% largely due to higher service charges on deposits, merchant credit card processing fees, debit card income and company-owned life insurance proceeds. Noninterest expense declined $296 thousand or 0.3% primarily due to lower personnel costs and intangible asset amortization, decreases in equipment costs, professional fees, a reduction in the reserve for unfunded commitments, partially offset by the $2.3 million Visa litigation charge and an increase in data processing costs. Tax provision (FTE) decreased $6.4 million or 10.8% primarily due to lower profitability and a $700 thousand refund from an amended tax return.
Net income in 2006 was $7.2 million or 6.8% less than in 2005 attributable to lower net interest income (FTE), partially offset by higher noninterest income and decreases in provision for credit losses, noninterest expense and income tax provision (FTE). The decrease in net interest income (FTE) (down $19.2 million or 8.6%) was the net result of lower average interest-earning assets and higher funding costs, partially offset by higher yields on earning assets. The credit loss provision decreased $455 thousand or 50.6% from 2005, reflecting Management’s assessment of credit risk for the loan portfolio. Noninterest income increased $807 thousand or 1.5%. Noninterest expense decreased $5.5 million or 5.2% largely due to lower personnel costs. The provision for income taxes (FTE) decreased $5.1 million or 8.0% primarily due to lower profitability, higher tax credits and refunds, and other tax preference items.
The Company’s return on average total assets was 1.93% in 2007, compared to 2.01% and 2.09% in 2006 and 2005, respectively. Return on average equity in 2007 was 22.11%, compared to 23.38% and 25.70% in 2006 and 2005, respectively.
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income on earning assets and interest expense on interest-bearing liabilities. Net interest income (FTE) in 2007 decreased $19.4 million or 9.5% from 2006, to $185.3 million. Comparing 2006 to 2005, net interest income (FTE) declined $19.2 million or 8.6%.
Components of Net Interest Income

Year ended December 31,
(in thousands)	2007	2006	2005

Interest and fee income	$235,872	$246,515	$242,797
Interest expense	(72,555)	(65,268)	(43,649)
FTE adjustment	22,031	23,456	24,718

Net interest income (FTE)	$185,348	$204,703	$223,866

Net interest margin (FTE)	4.40%	4.57%	4.82%

Interest and fee income (FTE) decreased in 2007 by $12.1 million or 4.5% from 2006, the net result of a lower volume of average earning assets, partially mitigated by higher yields on earning assets. Average earning assets declined by $264 million. Management allowed the investment portfolio to liquidate in 2007 as, in Management’s opinion, rates available on high quality securities did not provide yields adequate to support long-term profitability. Average investment security volumes decreased $198 million due to declines in the average balances of mortgage backed securities and collateralized mortgage obligations (down $125 million), municipal securities (down $34 million), U.S. government sponsored entity obligations (down $22 million) and other securities (down $17 million). The decline in loans is due to heightened competition with reduced yields and liberalized underwriting standards. Management maintained more conservative underwriting standards and higher pricing relative to competitors, which limited loan origination volumes. The loan portfolio declined $65 million mainly due to decreases in the average volumes of commercial loans (down $51 million), commercial real estate loans (down $37 million), residential real estate loans (down $17 million) and consumer credit lines (down $10 million), offset in part by a $45 million increase in indirect automobile loans. Management grew indirect automobile loan volumes as rates on loan originations exceeded the average existing portfolio rates, causing the yield to increase on such loans.
The average yield on the Company’s earning assets increased from 6.03% in 2006 to 6.12% in 2007. The composite yield on loans rose 5 bp to 6.65% due to increases in rates earned on indirect auto and other consumer loans (up 30 bp), residential real estate loans (up 11 bp) and construction loans (up 36 bp), partially offset by decreases in yields on taxable commercial loans (down 4 bp) and tax-exempt commercial loans (down 5 bp). The investment portfolio yield increased 8 bp to 5.34%, mainly caused by increases in the yield on US. Government sponsored entity obligations (up 16 bp) and mortgage backed securities and collateralized mortgage obligations (up 4 bp) and corporate and other securities (up 33 bp), partially offset by a 5 bp decline in municipal securities. The decline in the yield on municipal securities was attributable to yields on maturities, calls and serial payments exceeding yields on securities remaining in the portfolio.

Interest expense in 2007 increased $7.3 million or 11.2% compared 2006. The increase was attributable to higher rates paid on the interest- bearing liabilities, partially offset by lower average balances of interest-bearing deposits. Competition for deposits was heightened in 2007 due to loan growth exceeding deposit growth in the banking industry. The level of short-term interest rates also supported consumer demand for interest-bearing deposit products. Due to both of these general conditions, interest rates rose on deposits and banks competed fiercely for deposit balances. The average rate paid on interest-bearing liabilities increased from 2.11% in 2006 to 2.50% in 2007. Rates on deposits increased 34 bp to 1.79% primarily due to increases in rates paid on preferred money market savings (up 169 bp), non-public CDs over $100 thousand (up 67 bp) and CDs less than $100 thousand (up 58 bp). Rates on short-term borrowings also increased 27 bp mostly due to higher rates on federal funds (up 11 bp) and line of credit and repurchase facilities (up 59 bp). Interest-bearing liabilities declined $186 million in 2007 compared with 2006. Interest- bearing deposits decreased $210 million primarily due to decreases in money market savings (down $132 million), regular savings (down $45 million), money market checking accounts (down $49 million), non-public CDs over $100 thousand (down $29 million). The decline was partially offset by increases in preferred money market savings (up $47 million) and public CDs (up $27 million).
Interest and fee income (FTE) increased in 2006 by $2.5 million or 0.9% from 2005, the net result of higher yields on earning assets and higher loan fees (up $447 thousand), partially offset by lower average investments. The average yield on earning assets excluding loan fees in 2006 was 5.99% compared with 5.73% in 2005. The loan portfolio yield excluding loan fees for 2006 compared with 2005 was higher by 33 bp, due to increases in rates charged on commercial loans (up 74 bp), construction loans (up 188 bp), consumer credit lines (up 165 bp), indirect consumer loans (up 31 bp), residential real estate loans (up 16 bp) and commercial real estate loans (up 4 bp). The investment portfolio yield rose by 11 bp. The increase resulted from higher yields on U.S. government sponsored entity obligations (up 18 bp), partially offset by lower yields on municipal securities (down 12 bp). The decline in yields on municipal securities is due to maturity or call payments generally attributable to securities with relatively high interest coupons. Average earning assets decreased $166 million or 3.6% in 2006 compared with the previous year. Investments declined $167 million due to decreases in average balances of U.S. government sponsored entity obligations (down $140 million), municipal securities (down $18 million) and corporate and other securities (down $8 million). The loan portfolio grew $428 thousand due to increases in average balances of residential real estate loans (up $33 million), commercial real estate loans (up $10 million) and construction loans (up $7 million), partially offset by decreases in average balances of commercial loans (down $36 million) and consumer credit lines (down $13 million).
Interest expense increased by $21.6 million or 49.5% in 2006, due to rising rates paid on interest-bearing liabilities and a $19 million increase in certificate of deposits (“CDs”) and an increase in other short-term borrowings. Rates paid on liabilities averaged 2.11% in 2006 compared to 1.36% in 2005. Rates on most interest-bearing liabilities moved up with the general trend in market interest rates. The average rate on federal funds purchased rose 178 bp. Rates on most deposits were also higher: CDs over $100 thousand which rose 159 bp, retail CDs which increased by 70 bp, and money market savings accounts which increased by 13 bp. Interest-bearing liabilities declined $127 million or 3.9% over the prior year mostly due to lower average balances of federal funds purchased (down $25 million), retail CDs (down $41 million) and money market savings (down $128 million). These decreases were partially offset by increases in average balances of CDs over $100 thousand (up $60 million) and other short term borrowings (up $43 million).

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average earning assets and the resulting yields, and the amount of interest expense paid on average interest-bearing liabilities and the resulting rates paid. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate.
Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2007
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$671	$7	1.04%
Investment securities:
Available for sale
Taxable	361,851	15,639	4.32%
Tax-exempt (1)	232,047	16,888	7.28%
Held to maturity
Taxable	538,089	23,361	4.34%
Tax-exempt (1)	569,090	34,973	6.15%
Loans:
Commercial
Taxable	1,194,380	89,769	7.52%
Tax-exempt (1)	225,320	14,469	6.42%
Real estate construction	81,093	7,878	9.71%
Real estate residential	493,126	23,422	4.75%
Consumer	517,844	31,497	6.08%

Earning assets (1)	4,213,511	257,903	6.12%

Other assets	427,949

Total assets	$4,641,460

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,262,723	—	—
Savings and interest-bearing transaction	1,395,622	8,237	0.59%
Time less than $100,000	210,039	6,956	3.31%
Time $100,000 or more	503,469	22,656	4.50%

Total interest-bearing deposits	2,109,130	37,849	1.79%
Short-term borrowed funds	759,390	32,393	4.27%
Debt financing and notes payable	36,850	2,313	6.28%

Total interest-bearing liabilities	2,905,370	72,555	2.50%
Other liabilities	67,339
Shareholders’ equity	406,028

Total liabilities and shareholders’ equity	$4,641,460

Net interest spread (2)			3.62%
Net interest income and interest margin (1)(3)		$185,348	4.40%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2006
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$853	$5	0.59%
Investment securities:
Available for sale
Taxable	394,070	16,844	4.27%
Tax-exempt (1)	251,783	18,312	7.27%
Held to maturity
Taxable	671,475	28,809	4.29%
Tax-exempt (1)	582,075	35,987	6.18%
Loans:
Commercial
Taxable	1,263,840	95,570	7.56%
Tax-exempt (1)	243,232	15,729	6.47%
Real estate construction	75,019	7,017	9.35%
Real estate residential	510,345	23,690	4.64%
Consumer	484,355	28,008	5.78%

Earning assets (1)	4,477,047	269,971	6.03%

Other assets	433,624

Total assets	$4,910,671

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,329,107	—	—
Savings and interest-bearing transaction	1,574,655	5,969	0.38%
Time less than $100,000	239,361	6,535	2.73%
Time $100,000 or more	504,980	21,043	4.17%

Total interest-bearing deposits	2,318,996	33,547	1.45%
Short-term borrowed funds	734,970	29,389	4.00%
Debt financing and notes payable	37,265	2,332	6.26%

Total interest-bearing liabilities	3,091,231	65,268	2.11%
Other liabilities	67,792
Shareholders’ equity	422,541

Total liabilities and shareholders’ equity	$4,910,671

Net interest spread (2)			3.92%
Net interest income and interest margin (1)(3)		$204,703	4.57%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2005
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$775	$3	0.39%
Investment securities:
Available for sale
Taxable	464,530	19,699	4.24%
Tax-exempt (1)	264,119	19,385	7.34%
Held to maturity
Taxable	751,840	30,557	4.06%
Tax-exempt (1)	585,679	36,820	6.29%
Loans:
Commercial
Taxable	1,283,779	92,201	7.18%
Tax-exempt (1)	249,052	16,396	6.58%
Real estate construction	67,696	5,074	7.50%
Real estate residential	477,667	21,411	4.48%
Consumer	498,169	25,969	5.21%

Earning assets (1)	4,643,306	267,515	5.76%

Other assets	423,045

Total assets	$5,066,351

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,384,483	—	—
Savings and interest-bearing transaction	1,738,560	5,204	0.30%
Time less than $100,000	280,770	5,687	2.03%
Time $100,000 or more	444,862	11,473	2.58%

Total interest-bearing deposits	2,464,192	22,364	0.91%
Short-term borrowed funds	716,984	18,941	2.64%
Federal Home Loan Bank advances	36,975	2,344	6.34%

Debt financing and notes payable
	3,218,151	43,649	1.36%
Total interest-bearing liabilities	51,158
Other liabilities	412,559

Shareholders’ equity
	$5,066,351

Total liabilities and shareholders’ equity

Net interest spread (2)			4.40%
Net interest income and interest margin (1)(3)		$223,866	4.82%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.
The following tables set forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2007 Compared with 2006
(dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest and fee income:
Money market assets and funds sold	($1)	$3	$2
Investment securities:
Available for sale Taxable	(1,391)	186	(1,205)
Tax-exempt (1)	(1,436)	12	(1,424)
Held to maturity Taxable	(5,787)	339	(5,448)
Tax-exempt (1)	(799)	(215)	(1,014)
Loans:
Commercial:
Taxable	(5,429)	(372)	(5,801)
Tax-exempt (1)	(1,151)	(109)	(1,260)
Real estate construction	583	278	861
Real estate residential	(810)	542	(268)
Consumer	1,994	1,495	3,489

Total loans (1)	(4,813)	1,834	(2,979)

Total (decrease) increase in interest and fee income (1)	(14,227)	2,159	(12,068)

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	(743)	3,011	2,268
Time less than $100,000	(863)	1,284	421
Time $100,000 or more	(63)	1,676	1,613

Total interest-bearing	(1,669)	5,971	4,302
Short-term borrowed funds	998	2,006	3,004
Notes and mortgages payable	(26)	7	(19)

Total increase in interest expense	(697)	7,984	7,287

Decrease in net interest income (1)	($13,530)	($5,825)	($19,355)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2006 Compared with 2005
(dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest and fee income:
Money market assets and funds sold	$0	$2	$2
Investment securities:
Available for sale
Taxable	(3,011)	156	(2,855)
Tax-exempt (1)	(899)	(174)	(1,073)
Held to maturity Taxable	(3,386)	1,638	(1,748)
Tax-exempt (1)	(226)	(607)	(833)
Loans:
Commercial:
Taxable	(1,553)	4,922	3,369
Tax-exempt (1)	(379)	(288)	(667)
Real estate construction	590	1,353	1,943
Real estate residential	1,499	780	2,279
Consumer	(736)	2,775	2,039

Total loans (1)	(579)	9,542	8,963

Total increase in interest and fee income (1)	(8,101)	10,557	2,456

Increase (decrease) in interest expense:
Deposits:
Savings/interest-bearing	(525)	1,290	765
Time less than $100,000	(926)	1,774	848
Time $100,000 or more	1,722	7,848	9,570

Total interest-bearing	271	10,912	11,183
Short-term borrowed funds	487	9,961	10,448
Notes and mortgages payable	18	(30)	(12)

Total increase in interest expense	776	20,843	21,619

Decrease in net interest income (1)	($8,877)	($10,286)	($19,163)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses
In 2007, the provision for loan losses was $700 thousand, compared to $445 thousand for 2006, and $900 thousand for 2005. The increase in the provision for loan losses in 2007 reflects Management’s view of credit risk in the loan portfolio. The Company is continuing efforts to maintain sound loan quality by enforcing relatively conservative underwriting and administration procedures and aggressively pursuing collection efforts. For further information regarding net loan losses and the allowance for credit losses, see the “Credit Quality” and “Allowance for Credit Losses” sections of this report.
Investment Portfolio
The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.
Securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The held to maturity investment portfolio had a duration of 3.4 years at December 31, 2007 and, on the same date, those investments included $1,010.7 million in fixed-rate and $34.6 million in adjustable-rate securities.
Investment securities assigned to the available for sale portfolio are generally used to supplement the Company’s liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities.
Unrealized net gains and losses on these securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of the Company. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2007, the Company held $532.8 million in securities classified as investments available for sale with a duration of 2.4 years. At December 31, 2007, an unrealized loss of $4.2 million, net of taxes of $3.0 million, related to these securities, was included in shareholders’ equity.
The Company had no trading securities at December 31, 2007, 2006 and 2005.
For more information on investment securities, see the notes accompanying the consolidated financial statements.
The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:
Available for Sale Portfolio

At December 31,
(dollars in thousands)	2007	2006	2005

U.S. Government sponsored entities	$282,441	$324,263	$331,174
States and political subdivisions	183,307	207,580	222,504
Asset-backed securities	9,700	10,273	11,256
Corporate securities	0	0	25,130
Other	57,373	73,409	72,324

Total	$532,821	$615,525	$662,388

The following table sets forth the relative maturities and yields of the Company’s available for sale securities (stated at amortized cost) at December 31, 2007. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized cost value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.
Available for Sale Maturity Distribution

		After one	After five
At December 31, 2007,	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	one year	five years	ten years	years	backed	Other	Total

U.S. Government sponsored entities	$93,865	$40,004	$10,000	$1,024	$—	$—	144,893
Interest rate	3.46%	3.22%	7.36%	5.20%	—%	—%	3.68%
States and political subdivisions	4,843	59,225	101,951	11,888	—	—	177,907
Interest rate (FTE)	6.88%	7.16%	7.09%	5.92%	—	—	7.03%
Asset-backed securities	—	—	—	9,998	—	—	9,998
Interest rate	—	—	—	5.77%	—	—	5.77%
Commercial Paper	1,516	—	—	—	—	—	1,516
Interest rate	4.84%	—	—	—	—	—	4.84%

Subtotal	100,224	99,229	111,951	22,910	—	—	334,314
Interest rate	3.65%	5.57%	7.11%	5.82%	—	—	5.53%
Mortgage backed securities	—	—	—	—	140,106	—	140,106
Interest rate	—	—	—	—	4.27%	—	4.27%
Other without set maturities	—	—	—	—	—	65,583	65,583
Interest rate	—	—	—	—	—	7.94%	7.94%

Total	$100,224	$99,229	$111,951	$22,910	$140,106	$65,583	$540,003
Interest rate	3.65%	5.57%	7.11%	5.82%	4.27%	7.94%	5.50%

The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:
Held to Maturity Portfolio

At December 31,
(Dollars in thousands)	2007	2006	2005

U.S. Government sponsored entities	$478,937	$585,345	$740,891
States and political subdivisions	566,351	579,747	596,325

Total	$1,045,288	$1,165,092	$1,337,216

Fair value	$1,049,422	$1,155,736	$1,323,782

The following table sets forth the relative maturities and yields of the Company’s held to maturity securities at December 31, 2007. Weighted average yields have been computed by dividing annual interest income, adjusted for amortization of premium and accretion of discount, by the amortized value of the related security. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.
Held to Maturity Maturity Distribution

		After one	After five
At December 31, 2007,	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	one year	five years	ten years	years	backed	Other	Total

U.S. Government sponsored entities	$20,000	$110,000	$—	$—	$—	$—	$130,000
Interest rate	3.54%	4.06%	—%	—%	—%	—%	3.98%
States and political subdivisions	6,086	33,589	298,052	228,624	—	—	566,351
Interest rate (FTE)	6.88%	6.53%	6.03%	5.99%	—	—	6.06%

Subtotal	26,086	143,589	298,052	228,624	—	—	696,351
Interest rate	4.32%	4.64%	6.03%	5.99%	—	—	5.67%
Mortgage backed	—	—	—	—	348,937	—	348,937
Interest rate	—	—	—	—	4.57%	—	4.57%

Total	$26,086	$143,589	$298,052	$228,624	$348,937	$—	$1,045,288
Interest rate	4.32%	4.64%	6.03%	5.99%	4.57%	—%	5.30%

Loan Portfolio
The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:
Loan Portfolio Distribution

At December 31,
(dollars in thousands)	2007	2006	2005	2004	2003

Commercial and commercial real estate	$1,389,231	$1,463,823	$1,594,925	$1,388,639	$1,429,645
Real estate construction	97,464	70,650	72,095	29,724	38,019
Real estate residential	484,549	507,553	508,174	375,532	347,794
Consumer	531,732	489,708	497,027	506,335	507,872

Total loans	$2,502,976	$2,531,734	$2,672,221	$2,300,230	$2,323,330

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2007. Balances exclude real estate residential and consumer loans totaling $1,016.3 million. These types of loans are typically paid in monthly installments over a number of years.
Loan Maturity Distribution

At December 31, 2007	Within	One to	After
(dollars in thousands)	One Year	Five Years	Five Years	Total

Commercial and commercial real estate *	$429,433	$784,509	$175,290	$1,389,232
Real estate construction	97,464	0	0	97,464

Total	$526,897	$784,509	$175,290	$1,486,696

Loans with fixed interest rates	$94,859	$278,583	$164,483	$537,925
Loans with floating or adjustable interest rates	432,038	505,926	10,807	948,771

Total	$526,897	$784,509	$175,290	$1,486,696

*	Includes demand loans

Commitments and Letters of Credit
The Company issues formal commitments on lines of credit to well-established and financially responsible commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customers’ particular business transactions. Commitment fees are generally charged for commitments and letters of credit. Commitments and lines of credit typically mature within one year. For further information, see the notes accompanying the consolidated financial statements.
Credit Quality
The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to maintain broad diversification within the loan portfolio. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the “classified” category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Foreclosed or repossessed loan collateral, “other real estate owned” (“OREO”), is recorded at the lower of cost or appraised value less disposal cost.
Classified Loans and Other Real Estate Owned
The following summarizes the Company’s classified loans and OREO for the periods indicated:
Classified Loans and OREO

At December 31,
(dollars in thousands)	2007	2006

Classified loans	$24,419	$20,180
Other real estate owned	613	647

Total	$25,032	$20,827

Classified loans include loans graded “substandard”, “doubtful” and “loss” in accordance with regulatory guidelines. At December 31, 2007, $23.6 million of loans or 96.6% of total classified loans are graded “substandard”. Such substandard loans accounted for 0.94% of total gross loans at December 31, 2007. Classified loans at December 31, 2007, increased $4.2 million or 21.0% from a year ago primarily due to 15 downgrades, partially offset by six loan payoffs and four upgrades.
Other real estate owned was $613 thousand and $647 thousand at December 31, 2007 and December 31, 2006, respectively, representing one property. The reduction in the property’s carrying value resulted from a reduction in the carrying value based on updated appraisals, with an offsetting charge to earnings.
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
The following table summarizes the nonperforming assets of the Company for the periods indicated:
Nonperforming Loans and OREO

At December 31,
(dollars in thousands)	2007	2006	2005	2004	2003

Performing nonaccrual loans	$1,688	$4,404	$4,256	$4,072	$1,658
Nonperforming nonaccrual loans	3,164	61	2,068	2,970	5,759

Nonaccrual loans	4,852	4,465	6,324	7,042	7,417

Loans 90 or more days past due and still accruing	297	65	162	10	199
Other real estate owned	613	647	0	0	90

Total Nonperforming loans and OREO	$5,762	$5,177	$6,486	$7,052	$7,706

As a percentage of total loans	0.23%	0.20%	0.24%	0.31%	0.33%

Nonaccrual loans increased $387 thousand during the twelve months ended December 31, 2007. Nineteen loans comprised the $4.9 million nonaccrual loans as of December 31, 2007. Five of those loans were on nonaccrual status throughout 2007, while the remaining 14 loans were placed on nonaccrual status during the twelve months ended December 31, 2007. The Company actively pursues full collection of nonaccrual loans.
The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan, and require verification of income of the borrower(s). The Company had no “sub-prime” loans as of December 31, 2007 and December 31, 2006. Of the loans 90 days past due and still accruing at December 31, 2007, $-0- and $253 thousand were residential real estate loans and automobile loans, respectively. Delinquent consumer loans on accrual status were as follows ($ in thousands):

	At December 31,
	2007	2006

Residential real estate loans:
30-89 days delinquent:
Dollar amount	$2,761	$29
Percentage of total residential real estate loans	0.57%	0.01%
90 or more days delinquent:
Dollar amount	$-0-	$-0-
Percentage of total residential real estate loans	0.00%	0.00%

Automobile loans:
30-89 days delinquent:
Dollar amount	$2,872	$2,095
Percentage of total automobile loans	0.61%	0.49%
90 or more days delinquent:
Dollar amount	$253	$22
Percentage of total automobile loans	0.05%	0.01%

The Company had no restructured loans as of December 31, 2007, 2006 and 2005.
The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding during the period was $428 thousand in 2007, $502 thousand in 2006 and $556 thousand in 2005. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2007, 2006 and 2005 was $474 thousand, $488 thousand and $353 thousand, respectively. Yields on these cash payments were 9.80% 8.60% and 5.03%, respectively, for the year ended December 31, 2007, December 31, 2006 and December 31, 2005. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2007, totaled approximately $14 thousand, compared with $50 thousand and $452 thousand at December 31, 2006 and 2005, respectively.
Management believes the overall credit quality of the loan portfolio is sound; however, nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual loans will not occur in the future.
Allowance for Credit Losses
The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data. The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $55.8 million allowance for credit losses to be adequate as a reserve against losses as of December 31, 2007.

The following table summarizes the loan loss experience of the Company for the periods indicated:
Allowance For Credit Losses, Chargeoffs & Recoveries

Year ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003

Total loans outstanding	$2,502,976	$2,531,734	$2,672,221	$2,300,230	$2,323,330
Average loans outstanding during the period	2,511,763	2,576,791	2,576,363	2,258,482	2,354,270

Analysis of the Allowance Balance, beginning of period	$59,023	$59,537	$54,152	$53,910	$54,227
Provision for loan losses	700	445	900	2,700	3,300
Provision for unfunded credit commitments	(400)	5	—	—	—
Allowance acquired through merger	0	0	5,213	0	0
Loans charged off:
Commercial and commercial real estate	(1,648)	(1,176)	(673)	(2,154)	(2,455)
Real estate construction	0	0	0	0	0
Real estate residential	0	0	0	0	(26)
Consumer	(4,033)	(2,446)	(2,065)	(3,439)	(4,352)

Total chargeoffs	(5,681)	(3,622)	(2,738)	(5,593)	(6,833)

Recoveries of loans previously charged off:
Commercial and commercial real estate	1,060	1,149	864	1,623	1,234
Real estate construction	0	0	0	0	0
Real estate residential	0	0	0	0	0
Consumer	1,097	1,509	1,146	1,512	1,982

Total recoveries	2,157	2,658	2,010	3,135	3,216

Net loan losses	(3,524)	(964)	(728)	(2,458)	(3,617)

Balance, end of period	$55,799	$59,023	$59,537	$54,152	$53,910

Components:
Allowance for loan losses	$52,506	$55,330	$55,849	$54,152	$53,910
Reserve for unfunded credit commitments (1)	3,293	3,693	3,688	—	—

Allowance for credit losses	$55,799	$59,023	$59,537	$54,152	$53,910

Net credit losses to average loans	0.14%	0.04%	0.03%	0.11%	0.15%
Allowance for loan losses as a percentage of loans outstanding	2.10%	2.19%	2.09%	2.35%	2.32%

(1)	Effective December 31, 2005, the Company transferred the portion of the allowance for credit losses related to lending commitments and letters of credit to other liabilities.
Loan chargeoffs rose in 2007 compared to 2006 and 2005 due to weakening economic conditions.
Allocation of the Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses as of December 31 for the years indicated:
Allocation of the Allowance for Credit Losses

At December 31,	2007		2006		2005		2004		2003
	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as
	of the	Percent	of the	Percent	of the	Percent	of the	Percent	of the	Percent
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
(dollars in thousands)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

Commercial	$27,233	56%	$23,217	58%	$30,438	60%	$29,857	61%	$31,875	61%
Real estate construction	5,403	4%	3,942	3%	3,346	3%	1,441	1%	1,827	2%
Real estate residential	388	19%	1,219	20%	1,230	19%	917	16%	870	15%
Consumer	4,626	21%	4,132	19%	5,291	18%	5,140	22%	6,423	22%
Unallocated portion	18,149	—	26,513	—	19,232	—	16,797	—	12,915	—

Total	$55,799	100%	$59,023	100%	$59,537	100%	$54,152	100%	$53,910	100%

The allocation to loan portfolio segments changed from December 31, 2006 to December 31, 2007. The increase in allocation for commercial loans reflects an increase in historical loss rates. The increase in allocation to real estate construction loans reflects an increase in criticized construction loans outstanding, which receive higher allocations due to higher risk attributes, offset in part by lower volumes of non-criticized construction loans and construction loan commitments. The reduced allocations for residential real estate loans reflects refinements to the statistical model used to apply historical loss rates to loan volumes. The increased allocation for consumer loans reflects higher delinquencies in automobile loans.
The allocation to loan portfolio segments changed from December 31, 2005 to December 31, 2006. The decline in allocation for commercial loans was primarily due to a decline in classified and other commercial loan balances. The increase in allocation for real estate construction loans was due to an increase in construction loan commitments. The reduced allocation for consumer loans resulted from lower historical loss rates used in the statistical allocation model.
The unallocated portion of the allowance for credit losses declined $8.4 million from December 31, 2006 to December 31, 2007. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At December 31, 2006 and December 31, 2007, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($4.6 million and $4.0 million, respectively), external competitive issues ($2.4 million and $2.0 million, respectively), internal credit administration considerations ($5.2 million and $4.2 million), and delinquency and problem loan trends ($4.3 million and $4.2 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its loan portfolio, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $26.5 million at December 31, 2006, compared to $18.1 million at December 31, 2007.
At December 31, 2005 and December 31, 2006, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($2.5 million and $4.6 million, respectively), external competitive issues ($1.9 million and $2.4 million, respectively), and internal credit administration considerations ($4.7 million and $5.2 million, respectively), and delinquency and problem loan trends ($3.4 million and $4.3 million, respectively). Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $19.2 million at December 31, 2005, compared to $26.5 million at December 31, 2006.

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
The following summarizes the Company’s recorded investment in impaired loans for the dates indicated:
Impaired Loans

At December 31,
(dollars in thousands)	2007	2006

Total impaired loans	$317	$493

Specific reserves	$317	$493

At December 31, 2007 and 2006, the Company measured impairment using the fair value of loan collateral. The average balance of the Company’s impaired loans for the year ended December 31, 2007 was $139 thousand compared with $234 thousand and $29 thousand in 2006 and 2005, respectively. All impaired loans are on nonaccrual status.
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
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, assuming a decrease of 200 bp in the federal funds rate and a decrease of 65 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are estimated to improve 2.8% over the Company’s most likely net income plan for 2008. Conversely, assuming an increase of 100 bp in the federal funds rate and an increase of 25 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 4.4% of the Company’s most likely net income plan for 2008. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
Equity price risk can affect the Company. As an example, any preferred or common stock holdings, as permitted by banking regulations, can fluctuate in value. Declines in value of preferred or common stock holdings that are deemed “other than temporary” could result in loss recognition in the Company’s income statement. Fluctuations in the Company’s common stock price can impact the Company’s financial results in several ways. First, the Company has regularly repurchased and retired its common stock; the market price paid to retire the Company’s common stock can affect the level of the Company’s cash flows and shares outstanding for purposes of computing earnings per share. Second, the Company’s common stock price impacts the number of dilutive equivalent shares used to compute diluted earnings per share. Third, fluctuations in the Company’s common stock price can motivate holders of options to purchase Company common stock to exercise such options thereby increasing the number of shares outstanding. Finally, the amount of compensation expense associated with share based compensation fluctuates with changes in and the volatility of the Company’s common stock price.
Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company’s business activities.
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

Liquidity
The Company’s principal source of asset liquidity is investment securities available for sale and principal payments from consumer loans. At December 31, 2007, investment securities available for sale totaled $533 million, representing a decrease of $83 million from December 31, 2006. The decrease is primarily attributable to principal payments and maturities. At December 31, 2007, indirect auto loans totaled $474 million, which were experiencing stable monthly principal payments of approximately $19 million during the last twelve months. At December 31, 2007, $487 million in collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The CMOs and MBSs have been experiencing principal paydowns of approximately $7 million per month during the last three months. In addition, at December 31, 2007 the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $19.5 million was outstanding at December 31, 2007. The Company’s short-term debt rating from Fitch Ratings is F1 with a stable outlook. Management expects the Company can access short-term debt financing if desired. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company can access additional long-term debt financing if desired.
The Company generates significant liquidity from its operating activities. The Company’s profitability during 2007, 2006 and 2005 resulted in operating cash flows of $108.4 million, $108.0 million and $117.8 million, respectively. In 2007, operating activities provided a substantial portion of cash for $40.6 million in shareholder dividends and $87.1 million of share repurchase activity. In 2006, operating activities provided a substantial portion of cash for $40.7 million in shareholder dividends and $89.0 million of share repurchase activity. In 2005, operating activities provided a substantial portion of cash for $39.3 million in shareholder dividends and $95.4 million used to purchase and retire company stock.
The Company’s investing activities were also a net source of cash in 2007. Proceeds from maturing investment securities of $223.7 million were only partially reinvested, for a net increase in cash of $193.1 million. Other investing activities included net loan repayments of $26.2 million. These cash inflows substantially offset a $251.9 million decrease in customers’ deposits. Throughout 2007, competition for deposits was elevated in the banking industry due to funding demands.
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
The Company anticipates maintaining its cash levels in 2008. It is anticipated that loan demand will be moderate to weak during 2008, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. A series of recent reductions in the federal funds rate have resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding uncertainty in the general economic environment, competition, possible terrorist attacks and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality, debt retirement and other factors.
The Parent Company’s primary source of liquidity is dividends from Westamerica Bank (the “Bank”). Dividends from the Bank are subject to certain regulatory limitations. During 2007, 2006 and 2005, the Bank declared dividends to the Company of $109 million, $108 million and $122 million, respectively.
The following table sets forth the known contractual obligations of the Company at December 31, 2007:
Contractual Obligations

At December 31, 2006	Within	One to	Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total

Long-Term Debt Obligations	$0	$0	$0	$36,773	$36,773
Operating Lease Obligations	6,365	10,346	7,983	6,443	31,137
Purchase Obligations	5,874	11,748	0	0	17,622

Total	$12,239	$22,094	$7,983	$43,216	$85,532

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
The Company repurchases its Common Stock in the open market with the intention of supporting shareholder returns and mitigating the dilutive impact of issuing new shares for employee stock award and option plans. Pursuant to these programs, the Company repurchased 1.9 million shares in 2007, 1.8 million shares in 2006 and 1.8 million shares in 2005.
The Company’s primary capital resource is shareholders’ equity, which decreased $29.6 million or 7.0% in 2007 from the previous year, primarily the net result of $40.6 million in dividends paid and $87.1 million in stock repurchases, offset by $89.8 million in profits earned during the year and $11.9 million in issuance of stock in connection with exercises of employee stock options.
The Company’s ratio of equity to total assets declined from 8.90% at December 31, 2006 to 8.66% at December 31, 2007 because total assets declined relatively less than shareholders’ equity.
Capital to Risk-Adjusted Assets
The risk-based capital ratios declined at December 31, 2007 from December 31, 2006 primarily because a decrease in capital was relatively greater than a decrease in risk-weighted assets. The following table summarizes the Company’s capital ratios for the dates indicated:

			Minimum
			Regulatory	Well
At December 31,	2007	2006	Requirement	Capitalized

Tier I Capital	9.33%	9.77%	4.00%	6.00%
Total Capital	10.64%	11.09%	8.00%	10.00%
Leverage ratio	6.32%	6.42%	4.00%	5.00%

Capital ratios are reviewed on a regular basis to ensure that capital exceeds the prescribed regulatory minimums and is adequate to meet the Company’s future needs. All ratios are in excess of the regulatory definition of “well capitalized,” which the Company intends to meet.
Financial Ratios
The following table shows key financial ratios for the periods indicated:

At and for the years ended December 31,	2007	2006	2005*

Return on average total assets	1.93%	2.01%	2.09%
Return on average shareholders’ equity	22.11%	23.38%	25.70%
Average shareholders’ equity as a percentage of:
Average total assets	8.75%	8.60%	8.14%
Average total loans	16.17%	16.40%	16.01%
Average total deposits	12.04%	11.58%	10.72%
Dividend payout ratio (diluted EPS)	46%	42%	38%

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
Deposit categories
The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.
The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:
Deposit Distribution and Average Rates Paid

	2007			2006			2005
		Percentage			Percentage			Percentage
Years Ended December 31,	Average	of Total		Average	of Total		Average	of Total
(Dollars in thousands)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Noninterest bearing demand	$1,262,723	37.5%	—%	$1,329,107	36.4%	—%	$1,384,483	36.0%	—%
Interest bearing:
Transaction	569,286	16.9%	0.37%	617,956	16.9%	0.29%	632,896	16.4%	0.23%
Savings	826,336	24.5%	0.74%	956,698	26.3%	0.44%	1,105,664	28.7%	0.34%
Time less than $100 thousand	210,039	6.2%	3.31%	239,361	6.6%	2.73%	280,770	7.3%	2.03%
Time $100 thousand or more	503,469	14.9%	4.50%	504,980	13.8%	4.17%	444,862	11.6%	2.58%

Total	$3,371,853	100.0%	1.79%	$3,648,102	100.0%	1.45%	$3,848,675	100.0%	0.91%

Deposit competition increased during 2006 due to rising short-term interest rates, and remained elevated during 2007. The Company modified its deposit pricing practices to retain its profitable customers. During 2007, total average deposits declined by $276.2 million or 7.6% from 2006 primarily due to a $130.4 million decrease in savings deposits, a $66.4 million decrease in noninterest bearing demand deposits, a $48.7 million decrease in interest bearing transaction deposits, and a $29.3 million decrease in time deposits less than $100 thousand.
Total average deposits declined by $200.6 million or 5.2% from 2005 to 2006 due to an outflow of $55.4 million of noninterest bearing deposits, a $14.9 million decrease in interest bearing transaction deposits, a $149.0 million decrease in savings deposits and a $41.4 million decrease in CDs less than $100 thousand, partially offset by a $60.1 million increase in CDs over $100 thousand.

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:
Deposits Over $100,000 Maturity Distribution

December 31,
(In thousands)	2007

Three months or less	$444,802
Over three through six months	34,379
Over six through twelve months	26,696
Over twelve months	8,887

Total	$514,764

Short-term Borrowings
The following table sets forth the short-term borrowings of the Company:
Short-Term Borrowings Distribution

At December 31,
(In thousands)	2007	2006	2005

Federal funds purchased	$621,000	$551,000	$575,925
Other borrowed funds:
Sweep accounts	150,097	134,634	158,153
Securities sold under repurchase agreements	7,969	25,830	26,825
Line of credit	19,533	20,513	14,270

Total short term borrowings	$798,599	$731,977	$775,173

Further detail of federal funds purchased and other borrowed funds is as follows:

Years Ended December 31,
(dollars in thousands)	2007	2006	2005

Federal Funds Purchased Balances and Rates Paid Outstanding amount:
Average for the year	$596,711	$525,068	$550,523
Maximum month-end balance during the year	705,000	626,500	683,000

Interest rates:
Average for the year	5.13%	5.02%	3.24%
Average at period end	4.33%	5.23%	4.16%

Other Borrowed Funds Balances and Rates Paid Outstanding amount:
Average for the year	$162,679	$209,902	$166,461
Maximum month-end balance during the year	222,227	255,517	200,192

Interest rates:
Average for the year	1.08%	1.44%	0.66%
Average at period end	0.99%	1.33%	1.03%
Noninterest Income
Components of Noninterest Income

Years Ended December 31,
(dollars in thousands)	2007	2006	2005

Service charges on deposit accounts	$30,235	$28,414	$29,106
Merchant credit card fees	10,841	9,860	9,097
Debit card fees	3,797	3,489	3,207
ATM fees and interchange	2,824	2,824	2,711
Other service charges	2,065	1,954	1,774
Financial services commissions	1,321	1,368	1,387
Trust fees	1,281	1,178	1,181
Official check fees	1,113	1,391	1,110
Life insurance proceeds	822	—	945
Gain on sales of real property	230	239	3,700
Mortgage banking income	124	179	292
Gains on sale of foreclosed property	—	—	24
Investment securities losses, net	—	—	(4,903)
Other noninterest income	4,625	4,451	4,909

Total	$59,278	$55,347	$54,540

Noninterest income for 2007 was $3.9 million or 7.1% higher than 2006 primarily due to higher service charges on deposit accounts and merchant credit card fees, and $822 thousand in company-owned life insurance proceeds. Service charges on deposit accounts increased $1.8 million or 6.4% mainly due to a $2.3 million increase in overdraft fees due to marketing initiatives, partially offset by declines in fees charged on retail and business checking accounts (down $296 thousand) and deficit fees charged on analyzed accounts (down $200 thousand). Merchant credit card fees increased $981 thousand or 9.9% due to increased processing volumes. Debit card fees increased $308 thousand or 8.8% mainly due to increased usage. Other service charges increased $111 thousand or 5.7%. Trust fees increased $103 thousand or 8.7%. Official check sales income declined $278 thousand or 20.0% mostly due to lower average investable balances.

Noninterest income for 2006 was $807 thousand or 1.5% higher than in 2005. In 2005 the Company incurred $4.9 million in losses on sales of securities to manage the Company’s interest rate risk position following the REBC acquisition. The losses were partially offset by a $3.7 million gain on sale of real estate and $945 thousand in company-owned life insurance proceeds. Merchant credit card fees increased $763 thousand or 8.4% primarily due to a higher transaction volume and a full year of fees earned from the credit card processing unit of the REBC after the acquisition on March 1, 2005. A $282 thousand or 8.8% increase in debit card fees was attributable to higher usage. Official check sales income increased $281 thousand or 25.3% due to the higher earnings credit rate on outstanding items. ATM fees and interchange increased $113 thousand or 4.2% mainly due to marketing initiatives. Other service charges increased $180 thousand or 10.1%. Service charges on deposit accounts declined $692 thousand or 2.4% largely due to a decrease in deficit fees charged on analyzed accounts (down $828 thousand or 12.5%) as a result of the higher earnings credit rate, lower returned item charges (down $287 thousand or 11.6%) and DDA activity charges (down $223 thousand or 3.8%), partially offset by an increase in overdraft fees (up $616 thousand or 4.5%). Mortgage banking income decreased $113 thousand or 38.7% mainly due to lower activity. Other noninterest income declined $458 thousand or 9.3% mostly due to lower income from letters of credit and check sales.
Noninterest Expense
Components of Noninterest Expense

Years Ended December 31,
(dollars in thousands)	2007	2006	2005*

Salaries and related benefits	$50,142	$52,302	$55,854
Occupancy	13,346	13,047	12,579
Data processing	7,069	6,097	6,156
Equipment	4,302	4,949	5,212
Courier Service	3,404	3,627	3,831
Professional fees	1,889	2,437	2,420
Postage	1,602	1,648	1,615
Telephone	1,398	1,634	2,115
Stationery and supplies	1,271	1,163	1,264
Customer checks	939	992	965
Correspondent service charges	869	778	964
Advertising and public relations	834	843	965
Operational losses	793	892	915
Loan expenses	750	882	945
Amortization of intangible assets	3,653	4,087	3,625
Visa litigation	2,338	—	—
Other	6,829	6,346	7,825

Total	$101,428	$101,724	$107,250

Noninterest expense to revenues (“efficiency ratio”)(FTE)	41.5%	39.1%	38.5%
Average full-time equivalent staff	887	909	959
Total average assets per full-time staff	$5,233	$5,402	$5,283

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
In 2007, noninterest expense declined $296 thousand or 0.3% compared with 2006. Salaries and related benefits declined $2.2 million or 4.1% mostly a result of fewer employees, partially offset by annual merit increases, and declines in stock based compensation (down $725 thousand), workers compensation (down $410 thousand), restricted performance shares (down $207 thousand) and incentives and bonuses (down $457 thousand). Equipment expense declined $647 thousand or 13.1% primarily due to lower repair, maintenance and depreciation expenses. Professional fees decreased $548 thousand or 22.5% mainly due to lower legal fees (down $474 thousand). Amortization of deposit intangibles decreased $434 thousand or 10.6%. Telephone expense declined $236 thousand or 14.4% largely due to lower rates contained in a new vendor contract. Courier service expense decreased $223 thousand or 6.1%. Loan expense fell $132 thousand or 15.0% largely due to lower repossession expenses. Declines were partially offset by the $2.3 million Visa litigation expense and increases in data processing (up $972 thousand or 15.9%), other noninterest expense (up $483 thousand or 7.6%), occupancy expense (up $299 thousand or 2.3%) and stationery and supplies (up $108 thousand or 9.3%). The higher data processing expenses and a portion of the lower personnel costs, lower full-time equivalent staff levels and lower equipment expenses were due to conversion of the Company’s item processing function to an outside vendor. Other noninterest expense rose mostly due to increases in debit card and ATM network fees, travel costs, internet banking expenses, and amortization of low-income housing investments as tax benefits are realized. The increase was partially offset by a $400 thousand reduction in the reserve for unfunded credit commitments due to a reduction in commitments under construction credit facilities. Occupancy expense increased primarily due to increases in maintenance and insurance costs, partly offset by lower depreciation charges.
In 2006, noninterest expense decreased $5.5 million or 5.2% compared with 2005. Salaries and related benefits declined $3.6 million or 6.4%, primarily the net result of a $1.9 million decrease in regular salary expenses. The decrease in regular salaries was attributable to the net effect of a smaller workforce and annual merit increases to continuing staff. Telephone expense declined $481 thousand or 22.7% primarily due to lower rates contained in a new vendor contract. Equipment expense declined $263 thousand or 5.0% mainly due to lower repair and maintenance costs. Courier service cost was lower by $204 thousand or 5.3% than in 2005. Correspondent service charges decreased $186 thousand or 19.3%. Advertising and public relations decreased $122 thousand or 12.6% largely due to lower advertising and marketing research expenses. Stationery and supplies decreased $101 thousand or 8.0%. Other noninterest expense decreased $1.5 million or 18.9% largely due to reclassification of credit card expense and lower insurance costs, offset by a $223 thousand increase in amortization of low-income housing investments as tax benefits are realized. Occupancy expense was higher by $468 thousand or 3.7% primarily due to a $650 thousand increase in rent, net of sublease income, partially offset by lower depreciation expenses. A $462 thousand increase in amortization of identifiable intangibles was attributable to the March 1, 2005 REBC acquisition.

Provision for Income Tax
The income tax provision (FTE) decreased by $6.4 million or 10.8% in 2007 compared to 2006 primarily due to lower earnings. The 2007 provision (FTE) of $52.7 million reflects an effective tax rate of 37.0% compared to a provision of $59.1 million in 2006, representing an effective tax rate of 37.4%. The tax provision in 2007 reflected $700 thousand in tax refunds in connection with the acceptance of amended returns and the tax-exempt nature of $822 thousand in life insurance proceeds, which reduced the effective tax rate from 37.7% to 37.0%.
In 2006, the Company recorded income tax expense (FTE) of $59.1 million, $5.1 million or 8.0% lower than the previous year, primarily due to lower earnings. The effective tax rate of 37.4% (FTE) for 2006 is slightly lower than the 37.7% (FTE) for 2005. The tax provision in 2006 reflected tax credits and other benefits realized from additional investments in low income housing projects, tax refunds and other tax items. The tax provision in 2005 reflected tax refunds in connection with the acceptance of amended returns and the tax-exempt nature of $945 thousand in life insurance proceeds.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
Interest rate risk is the most significant market risk affecting the Company, and equity price risk can also affect the Company’s financial results, both of which are described in the preceding sections regarding “Asset and Liability Management” and “Liquidity.” Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company’s business activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Westamerica Bancorporation and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on the criteria in Internal Control - Integrated Framework issued by COSO.
The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.
Dated February 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited Westamerica Bancorporation and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP
San Francisco, California
February 28, 2008

CONSOLIDATED BALANCE SHEETS
(In thousands)

Balances as of December 31,	2007	2006

Assets
Cash and cash equivalents	$209,764	$184,442
Money market assets	333	567
Investment securities available for sale	532,821	615,525
Investment securities held to maturity; market values of $1,049,422 in 2007 and $1,155,736 in 2006	1,045,288	1,165,092
Loans, net of an allowance for loan losses of:
$52,506 in 2007 and $55,330 in 2006	2,450,470	2,476,404
Other real estate owned	613	647
Premises and equipment, net	28,380	30,188
Identifiable intangibles	18,429	22,082
Goodwill	121,719	121,719
Interest receivable and other assets	151,142	152,669

Total Assets	$4,558,959	$4,769,335

Liabilities
Deposits:
Noninterest bearing	$1,245,500	$1,341,019
Interest bearing:
Transaction	544,411	588,668
Savings	760,006	865,268
Time	714,873	721,779

Total deposits	3,264,790	3,516,734

Short-term borrowed funds	798,599	731,977
Debt financing and notes payable	36,773	36,920
Liability for interest, taxes and other expenses	64,194	59,469

Total Liabilities	4,164,356	4,345,100

Shareholders’ Equity
Common Stock (no par value)
Authorized - 150,000 shares
Issued and outstanding - 29,018 in 2007 and 30,547 in 2006	334,211	341,529
Deferred compensation	2,990	2,734
Accumulated Other Comprehensive (Loss) Income	(4,520)	1,850
Retained earnings	61,922	78,122

Total Shareholders’ Equity	394,603	424,235

Total Liabilities and Shareholders’ Equity	$4,558,959	$4,769,335

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the years ended December 31,	2007	2006	2005*

Interest and Fee Income
Loans	$162,242	$164,756	$155,476
Money market assets and funds sold	7	5	3
Investment securities:
Available for sale
Taxable	15,639	16,844	19,699
Tax-exempt	11,566	12,519	13,186
Held to maturity
Taxable	23,361	28,809	30,557
Tax-exempt	23,057	23,582	23,876

Total Interest and Fee Income	235,872	246,515	242,797

Interest Expense
Transaction deposits	2,093	1,771	1,460
Savings deposits	6,144	4,198	3,744
Time deposits	29,612	27,578	17,160
Short-term borrowed funds	32,393	29,389	18,941
Debt financing and notes payable	2,313	2,332	2,344

Total Interest Expense	72,555	65,268	43,649

Net Interest Income	163,317	181,247	199,148
Provision for Loan Losses	700	445	900

Net Interest Income After Provision for Loan Losses	162,617	180,802	198,248

Noninterest Income
Service charges on deposit accounts	30,235	28,414	29,106
Merchant credit card income	10,841	9,860	9,097
Debit card income	3,797	3,489	3,207
Financial services commissions	1,321	1,368	1,387
Trust fees	1,281	1,178	1,181
Securities losses, net	—	—	(4,903)
Sale of real estate	230	239	3,700
Other	11,573	10,799	11,765

Total Noninterest Income	59,278	55,347	54,540

Noninterest Expense
Salaries and related benefits	50,142	52,302	55,854
Occupancy	13,346	13,047	12,579
Data processing	7,069	6,097	6,156
Furniture and equipment	4,302	4,949	5,212
Amortization of intangibles	3,653	4,087	3,625
Courier Service	3,404	3,627	3,831
Professional fees	1,889	2,437	2,420
Visa litigation	2,338	—	—
Other	15,285	15,178	17,573

Total Noninterest Expense	101,428	101,724	107,250

Income Before Income Taxes	120,467	134,425	145,538
Provision for income taxes	30,691	35,619	39,497

Net Income	$89,776	$98,806	$106,041

Average Shares Outstanding	29,753	31,202	32,291
Diluted Average Shares Outstanding	30,165	31,739	32,897

Per Share Data
Basic earnings	$3.02	$3.17	$3.28
Diluted earnings	2.98	3.11	3.22
Dividends paid	1.36	1.30	1.22
See accompanying notes to consolidated financial statements.

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

				Accumulated
				Other
		Common	Deferred	Comprehensive	Retained
	Shares	Stock	Compensation	Income (Loss)	Earnings	Total

December 31, 2004*	31,640	$255,205	$2,146	$9,638	$99,670	$366,659
Comprehensive income
Net income for the year 2005					106,041	106,041
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale				(7,756)		(7,756)

Total comprehensive income						98,285
Stock issued in connection with purchase of Redwood Empire Bancorp	1,639	89,538				89,538
Exercise of stock options	377	9,830				9,830
Stock option tax benefits*		1,761				1,761
Restricted stock activity	21	797	277			1,074
Stock based compensation*		2,394				2,394
Stock awarded to employees	4	196				196
Purchase and retirement of stock	(1,799)	(16,686)			(78,665)	(95,351)
Dividends					(39,322)	(39,322)

December 31, 2005*	31,882	343,035	2,423	1,882	87,724	435,064
Adjustment to initially apply SAB Statement No. 108, net of tax	—	—	—	—	1,756	1,756

Balance at January 1, 2006	31,882	343,035	2,423	1,882	89,480	436,820
Comprehensive income
Net income for the year 2006					98,806	98,806
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale				362		362

Total comprehensive income						99,168
Post-retirement benefit transition obligation, net of tax				(394)		(394)
Exercise of stock options	409	12,755				12,755
Stock option tax benefits		1,867				1,867
Restricted stock activity	20	727	311			1,038
Stock based compensation		2,504				2,504
Stock awarded to employees	3	154				154
Purchase and retirement of stock	(1,767)	(19,513)			(69,468)	(88,981)
Dividends					(40,696)	(40,696)

December 31, 2006	30,547	341,529	2,734	1,850	78,122	424,235
Comprehensive income
Net income for the year 2007					89,776	89,776
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale				(6,406)		(6,406)
Post-retirement benefit transition obligation amortization				36		36

Total comprehensive income						83,406
Exercise of stock options	342	11,908				11,908
Stock option tax benefits		306				306
Restricted stock activity	12	302	256			558
Stock based compensation		1,779				1,779
Stock awarded to employees	3	161				161
Purchase and retirement of stock	(1,886)	(21,774)			(65,329)	(87,103)
Dividends					(40,647)	(40,647)

December 31, 2007	29,018	$334,211	$2,990	($4,520)	$61,922	$394,603

See accompanying notes to consolidated financial statements.

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2007	2006	2005*

Operating Activities:
Net income	$89,776	$98,806	$106,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,489	10,221	9,810
Loan loss provision	700	445	900
Net amortization of loan fees, net of cost	(955)	(414)	(51)
Decrease (increase) in interest income receivable	2,870	1,327	(1,007)
Increase in other assets	(7,073)	(5,712)	(3,961)
Stock option compensation expense	1,779	2,504	2,394
Excess tax benefits from stock-based compensation	(306)	(1,867)	(1,761)
Increase (decrease) in income taxes payable	586	(423)	(1,331)
(Decrease) increase in interest expense payable	(901)	1,875	2,067
Increase in other liabilities	12,534	1,452	3,472
Loss on sale of securities	0	0	4,903
Gain on sale of real estate and other assets	(232)	(239)	(3,700)
Net loss on sales/write-down of fixed assets	51	6	39
Originations of loans for resale	(516)	(860)	(484)
Net proceeds from sale of loans originated for resale	521	869	483
Net write-down (gain on sale) of property acquired in satisfaction of debt	34	0	(24)

Net Cash Provided By Operating Activities	108,357	107,990	117,790

Investing Activities
Net cash issued in mergers and acquisitions	0	0	(35,210)
Net repayments of loans	26,184	139,280	66,942
Purchases of investment securities available for sale	(30,571)	(30,832)	(19,208)
Proceeds from maturity/calls of securities available for sale	103,914	78,068	104,832
Proceeds from sale of securities available for sale	0	0	196,216
Purchases of investment securities held to maturity	0	0	(232,203)
Proceeds from maturity/calls of securities held to maturity	119,805	172,125	165,447
Purchases of property, plant and equipment	(1,562)	(1,008)	(1,655)
Proceeds from sale of property and equipment	237	420	4,533
Proceeds from maturity/sale of money market assets	0	0	6
Purchases of FRB/FHLB securities	(145)	(141)	(4,414)
Proceeds from sale of FRB/FHLB securities	108	247	1,547
Proceeds from sale of other real estate owned	0	0	64

Net Cash Provided By Investing Activities	217,970	358,159	246,897

Financing Activities
Net decrease in deposits	(251,944)	(329,367)	(107,498)
Net increase (decrease) in short-term borrowings	66,622	(43,196)	(47,649)
Repayments of notes payable	(147)	(3,362)	(3,338)
Exercise of stock options/issuance of shares	11,908	12,755	9,830
Excess tax benefits from stock-based compensation	306	1,867	1,761
Retirement of common stock including repurchases	(87,103)	(88,981)	(95,351)
Dividends paid	(40,647)	(40,696)	(39,322)

Net Cash Used In Financing Activities	(301,005)	(490,980)	(281,567)

Net Increase (Decrease) In Cash and Cash Equivalents	25,322	(24,831)	83,120

Cash and Cash Equivalents at Beginning of Year	184,442	209,273	126,153

Cash and Cash Equivalents at End of Year	$209,764	$184,442	$209,273

Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$0	$647	$40
Unrealized (loss) gain on securities available for sale, net	(6,406)	362	(7,756)

The acquisition of Redwood Empire Bancorp involved the following:
Cash issued	—	—	57,128
Common stock issued	—	—	89,538
Fair value of liabilities assumed	—	—	500,659
Fair value of assets acquired, other than cash and cash equivalents	—	—	(495,596)
Core deposit intangible	—	—	(16,600)
Customer based intangible — merchant draft processing	—	—	(10,300)
Goodwill	—	—	(102,911)
Net Cash and Cash Equivalents Received	—	—	21,918

Supplemental disclosure of cash flow activity:
Interest paid for the period	71,654	67,143	46,325
Income tax payments for the period	30,791	37,353	39,414

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
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
Securities. Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties and municipalities, corporations, mortgage-backed securities, and equity securities. Securities transactions are recorded on a trade date basis. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those debt securities which the Company has the ability and intent to hold until maturity. Securities not included in trading or held to maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of shareholders’ equity until realized.
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
Nonrefundable fees and certain costs associated with originating or acquiring loans are deferred and amortized as an adjustment to interest income over the contractual loan lives. Upon prepayment, unamortized loan fees, net of costs, are immediately recognized in interest income. Other fees, including those collected upon principal prepayments, are included in interest income when received. Loans held for sale are identified upon origination and are reported at the lower of cost or market value on an aggregate loan basis.

Allowance for Credit Losses. The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for credit losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired and other identified loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates. The remainder of the reserve is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses that are attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific category in a statistically meaningful manner and are difficult to quantify with a specific number.
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
Intangible assets. Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized on an accelerated basis over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, Management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is annually evaluated for impairment.
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
Income taxes. The Company and its subsidiaries file consolidated tax returns. The Company accounts for income taxes in accordance with FAS 109, Accounting for Income Taxes, as interpreted by FIN 48, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to management judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Interest and penalties are recognized as a component of income tax expense.
Derivative Instruments and Hedging Activities. The Company’s accounting policy for derivative instruments requires the Company to recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Hybrid financial instruments are single financial instruments that contain an embedded derivative. The Company’s accounting policy is to record certain hybrid financial instruments at fair value without separating the embedded derivative.
Stock Options. Effective January 1, 2006, the Company adopted FASB Statement No.123(revised 2004), Share-Based Payment (SFAS No. 123(R)) on a modified retrospective basis. SFAS No. 123(R) requires the Company to begin using the fair value method to account for stock based awards granted to employees in exchange for their services. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock option plans using the intrinsic value method, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the prior intrinsic value method, compensation expense was recorded for stock options only if the price of the underlying stock on the date of grant exceeded the exercise price of the option. The Company’s historical stock option grants were awarded with exercise prices equal to the prevailing price of the underlying stock on the dates of grant; therefore, no compensation expense was recorded using the intrinsic value method. The Company’s recognition of compensation expense for restricted performance share grants has not changed with the adoption of SFAS No. 123(R). The Company has recognized compensation expense for historical restricted performance share grants over the relevant attribution period. Restricted performance share grants have no exercise price, therefore, the intrinsic value is measured using an estimated per share price at the vesting date for each restricted performance share. The estimated per share price is adjusted during the attribution period to reflect actual stock price performance. The Company’s obligation for unvested outstanding restricted performance share grants is classified as a liability until the vesting date due to a cash settlement feature, at which time the issued shares become classified as shareholders’ equity.
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

Recently Issued Accounting Pronouncements
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Prior to the issuance of SAB 108, the Company had focused on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements. With a focus on the income statement, the Company’s analysis could lead to the accumulation of misstatements in the balance sheet. In applying SAB 108, the Company considers accumulated misstatements in the balance sheet. SAB 108 permitted companies to initially apply its provisions by recording the cumulative effect of misstatements as adjustments to the balance sheet as of the first day of the fiscal year, with an offsetting adjustment recorded to retained earnings, net of tax. The Company adopted SAB 108, effective January 1, 2006, with an adjustment to reduce other liabilities by $3 million, with a corresponding increase to retained earnings of $1.8 million, net of tax. The $3 million overstatement of other liabilities accumulated over seventeen years, as the liability accrued for stock-based compensation exceeded the amount paid to employees. These misstatements had not previously been material to the income statements for any of those prior periods.
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
The Company currently uses a September 30 measurement date. FAS 158 requires the Company to measure its benefit obligations as of the balance sheet date effective December 31, 2008. The change in measurement date is not expected to have a material impact on the Company’s financial statements.
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
In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as those investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. FAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company will adopt FAS 159 on January 1, 2008, which will not have a material effect on its consolidated financial statements.
In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement NO. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combination and for an acquirer to be identified for each business combination. This Statement also retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This Statement requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This Statement requires the acquirer to recognize those costs separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this Statement on the Company’s financial statements will be contingent on the terms and conditions of future business combinations.

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
The following supplemental pro forma information discloses selected financial information for the period indicated as though the acquisition had been completed at the beginning of the year presented (unaudited):

Year ended
December 31,
2005
(In thousands, except per share data)
Earnings as reported:
Revenue	$253,688
Net income	106,041
Basic EPS	$3.28
Diluted EPS	3.22
Pro forma merger adjustments:
Revenue	$5,509
Net income	1,007
Pro forma earnings after merger adjustments:
Revenue	$259,197
Net income	107,048
Basic EPS	$3.28
Diluted EPS	3.22

Note 3: Investment Securities
The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2007, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Securities of U.S. Government sponsored entities	$284,999	$180	($2,738)	$282,441
Obligations of States and political subdivisions	177,906	5,426	(25)	183,307
Asset-backed securities	9,999	0	(299)	9,700
Other securities	67,099	3,530	(13,256)	57,373

Total	$540,003	$9,136	($16,318)	$532,821

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2007, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Securities of U.S. Government sponsored entities	$478,937	$934	($4,558)	$475,313
Obligations of States and political subdivisions	566,351	8,687	(929)	574,109

Total	$1,045,288	$9,621	($5,487)	$1,049,422

The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2006, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Securities of U.S. Government sponsored entities	$332,587	$13	($8,337)	324,263
Obligations of States and political subdivisions	201,777	5,834	(31)	207,580
Asset-backed securities	10,266	7	0	10,273
Other securities	67,022	7,086	(699)	73,409

Total	$611,652	$12,940	($9,067)	$615,525

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2006, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Securities of U.S. Government sponsored entities	$585,345	$93	($13,406)	$572,032
Obligations of States and political subdivisions	579,747	6,645	(2,688)	583,704

Total	$1,165,092	$6,738	($16,094)	$1,155,736

The amortized cost and estimated market value of securities as of December 31, 2007, by contractual maturity, are shown in the following table:

	Securities Available			Securities Held
	for Sale			to Maturity
		Estimated			Estimated
	Amortized	Market		Amortized	Market
	Cost	Value		Cost	Value
			(In thousands)
Maturity in years:
1 year or less	$100,224	$99,755		$26,086	$26,040
1 to 5 years	99,229	100,448		143,589	144,639
5 to 10 years	111,950	115,568		298,052	303,319
Over 10 years	22,911	22,878		228,624	230,618

Subtotal	334,314	338,649		696,351	704,616
Mortgage-backed	140,106	138,315		348,937	344,806
Other securities	65,583	55,857		0	0

Total	$540,003	$532,821		$1,045,288	$1,049,422

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2007 and 2006, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2007, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Securities of U.S. Government sponsored entities	$18,150	($93)	$225,251	($2,645)	$243,401	($2,738)
Obligations of States and political subdivisions	332	(1)	2,982	(24)	3,314	(25)
Asset-backed securities	9,700	(299)	0	0	9,700	(299)
Other securities	51,450	(13,256)	0	0	51,450	(13,256)

Total	79,632	(13,649)	228,233	(2,669)	307,865	(16,318)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2007, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Securities of U.S. Government sponsored entities	$77,940	($506)	$261,454	($4,052)	$339,394	($4,558)
Obligations of States and political subdivisions	2,526	(81)	81,695	(848)	84,221	(929)

Total	80,466	(587)	343,149	(4,900)	423,615	(5,487)

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2006, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Securities of U.S. Government sponsored entities	$24,580	($324)	$282,147	($8,013)	$306,727	($8,337)
Obligations of States and political subdivisions	964	(2)	2,983	(29)	3,947	(31)
Other securities	19,156	(699)	0	0	19,156	(699)

Total	44,700	(1,025)	285,130	(8,042)	329,830	(9,067)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2006, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Securities of U.S. Government sponsored entities	$28,731	($168)	$535,774	($13,238)	$564,505	($13,406)
Obligations of States and political subdivisions	100,252	(530)	120,441	(2,158)	220,693	(2,688)

Total	128,983	(698)	656,215	(15,396)	785,198	(16,094)

Substantially all of the securities set forth in the two preceding tables are investment-grade debt securities and preferred stock which have experienced a decline in fair value due to changes in market interest rates, not in estimated cash flows. Since the Company has the intent and ability to retain its investment in these securities for a period of time to allow for any anticipated recovery in market value, no other than temporary impairment was recorded on these securities during 2006 and 2007.
As of December 31, 2007, $872.9 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $937.9 million in 2006. The Bank was a member of the Federal Reserve Bank (“FRB”) and held Federal Reserve Bank stock stated at cost of $11.3 million at December 31, 2007 and $11.3 million at December 31, 2006.

Note 4: Loans and Allowance for Credit Losses
Loans as of December 31 consisted of the following:

	2007	2006
	(In thousands)
Commercial	$532,650	$556,564

Real estate-commercial	856,581	907,259
Real estate-construction	97,464	70,650
Real estate-residential	484,549	507,553

Total real estate loans	1,438,594	1,485,462

Installment and personal	531,732	489,708

Gross loans	2,502,976	2,531,734
Allowance for loan losses	(52,506)	(55,330)

Net loans	$2,450,470	$2,476,404

There were no loans held for sale at December 31, 2007 and 2006.
The following summarizes the allowance for credit losses of the Company for the periods indicated:

	2007	2006	2005
	(In thousands)
Balance at January 1,	$59,023	$59,537	$54,152
Provision for loan losses	700	445	900
Provision for unfunded credit commitment losses	(400)	5	0
Loans charged off	(5,681)	(3,622)	(2,738)
Recoveries of loans previously charged off	2,157	2,658	2,010

Acquisition	—	—	5,213

Balance as of December 31,	$55,799	$59,023	$59,537

Components:
Allowance for loan losses	$52,506	$55,330	$55,849
Reserve for unfunded credit commitments (1)	3,293	3,693	3,688

Allowance for credit losses	$55,799	$59,023	$59,537

(1)	Effective December 31, 2005, the Company transferred the portion of the allowance for loan losses related to lending commitments and letters of credit to other liabilities.
At December 31, 2007 specific impaired loans were $317 thousand compared with $493 thousand at December 31, 2006. Total reserves allocated to these loans were $317 thousand at December 31, 2007 and $493 thousand at December 31, 2006. For the year ended December 31, 2007, the average recorded net investment in impaired loans was approximately $139 thousand compared with $234 thousand and $29 thousand, for the years ended December 31, 2006 and 2005, respectively. The Company had no troubled debt restructurings at December 31, 2007.
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
Nonaccrual loans at December 31, 2007 and 2006 were $4.9 million and $4.5 million, respectively. The following is a summary of the effect of nonaccrual loans on interest income for the years ended December 31:

	2007	2006	2005
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$428	$502	$556
Less: Interest income recognized on nonaccrual loans	(474)	(488)	(353)

Total (addition) reduction of interest income	($46)	$14	$203

There were no commitments to lend additional funds to borrowers whose loans are included above.
Note 5: Concentration of Credit Risk
The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $27.3 million and $80.5 million at December 31, 2007 and 2006, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% percent on residential real estate loans at origination unless covered by mortgage insurance.

Note 6: Premises and Equipment
Premises and equipment as of December 31 consisted of the following:

		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
	(In thousands)
2007
Land	$8,858	$—	$8,858
Buildings and improvements	33,887	(19,104)	14,783
Leasehold improvements	5,872	(4,707)	1,165
Furniture and equipment	13,991	(10,417)	3,574

Total	$62,608	($34,228)	$28,380

2006
Land	$8,858	$—	$8,858
Buildings and improvements	33,549	(17,788)	15,761
Leasehold improvements	5,823	(4,405)	1,418
Furniture and equipment	14,258	(10,107)	4,151

Total	$62,488	($32,300)	$30,188

Depreciation of premises and equipment included in noninterest expense amounted to $3.3 million in 2007, $3.9 million in 2006, and $4.1 million in 2005.
Note 7: Goodwill and Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the years ended December 31, 2007 and December 31, 2006. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2007 and December 31, 2006, no such adjustments were recorded.
The changes in the carrying value of goodwill were ($ in thousands):

December 31, 2005	$121,907

Recognition of stock option tax benefits for the exercise of options converted upon merger	(193)
Fair value measurement adjustments during post-merger allocation period	5

December 31, 2006	$121,719

—

December 31, 2007	$121,719

The gross carrying amount of intangible assets and accumulated amortization was ($ in thousands):

	December 31,
	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Deposit Intangibles	$24,383	($11,405)	$24,383	($9,252)
Merchant Draft Processing Intangible	10,300	(4,849)	10,300	(3,349)

Total Intangible Assets	$34,683	($16,254)	$34,683	($12,601)

As of December 31, 2007, the current year and estimated future amortization expense for intangible assets was ($ in thousands):

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total

Twelve months ended December 31, 2007 (actual)	$2,153	$1,500	$3,653

Estimate for year ended December 31, 2008	2,021	1,200	3,221
2009	1,859	962	2,821
2010	1,636	774	2,410
2011	1,386	624	2,010
2012	1,230	500	1,730
2013	964	400	1,364

Note 8: Deposits and Borrowed Funds
Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, were as follows:

	2007	2006
	(In thousands)
Senior
Fixed-rate note(1)	$15,000	$15,000

Total senior debt — Parent	15,000	15,000

Subordinated
Fixed-rate note(2)	11,765	11,899
Adjustable-rate note(3)	10,008	10,021

Total subordinated debt — Parent	21,773	21,920

Total debt financing and notes payable — Parent	$36,773	$36,920

(1)	Senior note, issued by Westamerica Bancorporation, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity.

(2)	Subordinated debt, assumed by Westamerica Bancorporation March 1, 2005, originated February 22, 2001. Par amount $10,000, interest of 10.2% per annum, payable semiannually. Matures February 22, 2031, redeemable February 22, 2011 at a premium and February 22, 2021 at par.

(3)	Subordinated debt, assumed by Westamerica Bancorporation March 1, 2005, originated July 22, 2003. Par amount $10,000, interest of 6.35% per annum, payable quarterly. Interest coupon resets to three-month LIBOR plus 3.1% per annum effective July 22, 2008. Matures July 22, 2038, redeemable July 22, 2008 at par.
The senior note is subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company is in compliance with all of the covenants in the senior notes indenture as of December 31, 2007.
Short-term borrowed funds include federal funds purchased, business customers’ sweep accounts, outstanding amounts under a $35 million unsecured line of credit, and securities sold with repurchase agreements which are held in the custody of independent securities brokers. Interest paid on time deposits with balances in excess of $100 thousand was $22.7 million in 2007 and $21.0 million in 2006. The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	2007			2006
	Balance		Weighted	Balance		Weighted
	At	Average	Average	At	Average	Average
	December 31,	Balance	Rate	December 31,	Balance	Rate
	(In thousands)			(In thousands)
Federal funds purchased	$621,000	$596,711	5.13%	$551,000	$525,068	5.02%
Sweep accounts	150,097	132,146	0.31	134,634	140,363	0.25
Securities sold under repurchase agreements	7,969	13,639	3.19	25,830	53,439	3.39
Line of credit	19,533	16,894	5.43	20,513	16,100	5.33
Time deposits Over $100 thousand	514,764	503,469	4.50	499,962	504,980	4.17

	2007	2006
	Highest	Highest
	Balance at	Balance at
	Any Month-end	Any Month-end
	(In thousands)
Federal funds purchased	$705,000	$626,500
Sweep accounts	189,576	170,385

Note 9: Shareholders’ Equity
The Company grants stock options and restricted performance shares (RPSs) to employees in exchange for employee services, pursuant to the shareholder-approved 1995 Stock Option Plan, which was amended and restated in 2003. Stock options are granted with an exercise price equal to the fair market value of the related common stock on the grant date and generally become exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each stock option has a maximum ten-year term. A restricted performance share grant becomes vested after three years of being awarded, provided the Company has attained its performance goals for such three-year period.
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
The following table summarizes information about stock options granted under the Plans as of December 31, 2007. The intrinsic value is calculated as the difference between the market value as of December 31, 2007 and the exercise price of the shares. The market value as of December 31, 2007 was $44.55 as reported by the NASDAQ Global Select Market:

		Options Outstanding			Options Exercisable

	Number	Aggregate	Weighted			Aggregate	Weighted
	Outstanding	Intrinsic	Average	Weighted		Intrinsic	Average	Weighted
Range of	at 12/31/2007	Value	Remaining	Average	Number	Value	Remaining	Average
Exercise	(in	(in	Contractual	Exercise	Exercisable	(in	Contractual	Exercise
Price	thousands)	thousands)	Life (yrs)	Price	at 12/31/2007	thousands)	Life (yrs)	Price

$10 - 15	1	$28	0.4	$13	1	$28	0.4	$13
15 - 20	1	21	0.4	17	1	21	0.4	17
20 - 25	365	7,498	2.1	24	365	7,498	2.1	24
32 - 33	5	64	0.1	33	5	64	0.1	33
33 - 35	248	2,472	1.1	35	248	2,472	1.1	35
35 - 40	607	3,361	3.6	39	607	3,361	3.6	39
40 - 45	386	1,466	5.0	41	386	1,466	5.0	41
45 - 50	620	0	7.0	49	408	0	5.9	50
50 - 55	632	0	7.3	53	359	0	7.1	53

$10 - 55	2,865	$14,910	4.9	$42	2,380	$14,910	4.3	$40

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2007, 2006 and 2005, the Company granted 242 thousand, 258 thousand, and 560 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

		For the
		Twelve months ended
		December 31,
	2007	2006	2005

Expected volatility*1	14%	16%	15%
Expected life in years*2	4.0	4.0	7.0
Risk-free interest rate*3	4.89%	4.41%	3.91%
Expected dividend yield	2.82%	2.63%	2.47%
Fair value per award	$6.02	$6.54	$6.61

*1	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.

*2	The number of years that the Company estimates that the options will be outstanding prior to exercise

*3	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant
Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options is 2.7 million.
The impact of adopting SFAS 123(R) for the twelve months ended December 31, 2007, 2006 and 2005 and at December 31, 2007 and 2006 is summarized in the following tables (in thousands, except per share data):

	For the twelve months ended December 31,
	2007		2006		2005
	Intrinsic	Fair	Intrinsic	Fair	Intrinsic	Fair
	Value	Value	Value	Value	Value	Value
	Method	Method	Method	Method	Method	Method

Income before income taxes	$122,246	$120,467	$136,929	$134,425	$147,932	$145,538
Net income	90,817	89,776	100,271	98,806	107,441	106,041
Net earnings per share — basic	$3.05	$3.02	$3.21	$3.17	$3.33	$3.28
Net earnings per share — diluted share	3.01	2.98	3.16	3.11	3.27	3.22
Cash flow provided by operations	$108,663	$108,357	$109,857	$107,990	$119,551	$117,790
Cash flow used in financing activities	(301,311)	(301,005)	(492,847)	(490,980)	(283,328)	(281,567)

A summary of option activity during the twelve months ended December 31, 2007 is presented below:

		Weighted	Weighted
	Shares	Average	Average
	(In	Exercise	Remaining
	Thousands)	Price	Contractual Term

Outstanding at January 1, 2007	3,064	$41.08
Granted	242	48.39
Exercised	(341)	34.76
Forfeited or expired	(100)	50.86

Outstanding at December 31, 2007	2,865	42.12	4.9

Exercisable at December 31, 2007	2,380	40.36	4.3 years

A summary of the Company’s nonvested option activity during the twelve months ended December 31, 2007 is presented below:

		Weighted
		Average
	Shares	Grant
	(In	Date
	Thousands)	Fair Value

Nonvested at January 1, 2007	687
Granted	242
Vested	(380)
Forfeited	(64)

Nonvested at December 31, 2007	485	$6.33

The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the twelve months ended December 31, 2007, 2006 and 2005 was $6.02, $6.54 and $6.61 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2007 is $1.3 million and the weighted average period over which the cost is expected to be recognized is 1.7 years.
The total intrinsic value of options exercised during the twelve months ended December 31, 2007, 2006 and 2005 was $3.7 million, $7.8 million and $9.8 million, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2007, 2006 and 2005 was $607 thousand, $1.0 million and $1.1 million, respectively. The total fair value of options vested during the twelve months ended December 31, 2007, 2006 and 2005 was $2.6 million, $3.6 million, and $4.1 million, respectively. The actual tax benefit recognized for the tax deductions from the exercise of options totaled $306 thousand, $1.9 million and $1.8 million, respectively, for the twelve months ended December 31, 2007, 2006 and 2005.
A summary of the status of the Company’s restricted performance shares as of December 31, 2007 and 2006 and changes during the twelve months ended on those dates, follows (in thousands):

	2007	2006

Outstanding at January 1,	37	44
Granted	16	15
Issued upon vesting	(13)	(20)
Forfeited	(2)	(2)

Outstanding at December 31,	38	37

As of December 31, 2007 and 2006, the restricted performance shares had a weighted-average contractual life of 1.4 years and 1.3 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $400 thousand and $606 thousand for the twelve months ended December 31, 2007 and 2006, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2007 and 2006.
The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2007, 1.4 million shares remained available to repurchase under such plans.
Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2007, no shares of Class B Common Stock or Preferred Stock had been issued.
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

Note 10: Risk-Based Capital
The Company and the Bank are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock less goodwill and other deductions including the unrealized net gains and losses, after taxes, of available for sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt and the allowance for loan losses, subject to limitations within the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to various categories of balance sheet assets and unfunded commitments to extend credit, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
As of December 31, 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
The following table shows capital ratios for the Company and the Bank as of December 31, 2007 and 2006:

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
December 31, 2007			Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$318,131	10.64%	$239,204	8.00%	$299,005	10.00%
Westamerica Bank	323,264	10.98%	235,445	8.00%	294,306	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated Company	278,971	9.33%	119,602	4.00%	179,403	6.00%
Westamerica Bank	280,207	9.52%	117,722	4.00%	176,583	6.00%

Leverage Ratio *
Consolidated Company	278,971	6.32%	176,664	4.00%	220,831	5.00%
Westamerica Bank	280,207	6.41%	174,946	4.00%	218,682	5.00%

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
December 31, 2006			Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$339,114	11.09%	$244,564	8.00%	$305,705	10.00%
Westamerica Bank	341,687	11.34%	241,040	8.00%	301,301	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated Company	298,576	9.77%	122,282	4.00%	183,423	6.00%
Westamerica Bank	297,700	9.88%	120,520	4.00%	180,780	6.00%

Leverage Ratio *
Consolidated Company	298,576	6.42%	185,996	4.00%	232,495	5.00%
Westamerica Bank	297,700	6.46%	184,309	4.00%	230,386	5.00%

*	The leverage ratio consists of Tier 1 capital divided by quarterly average assets excluding certain intangible assets. The minimum leverage ratio guideline is 3.00% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.

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
The components of the net deferred tax asset as of December 31 are as follows:

	2007	2006

	(In thousands)
Deferred tax asset
Allowance for credit losses	$23,156	$24,817
State franchise taxes	4,552	4,591
Securities available for sale	3,020	0
Deferred compensation	16,102	15,771
Interest on nonaccrual loans	114	189
Post retirement benefits	1,814	1,803
Employee benefit accruals	1,080	787
Visa litigation	970	0
Impaired asset writedown	2,980	3,019
Other	989	1,325

Subtotal deferred tax asset	54,777	52,302
Valuation allowance	0	0

Total deferred tax asset	54,777	52,302

Deferred tax liability
Net deferred loan costs	550	262
Fixed assets	240	217
Intangible assets	8,095	9,551
Securities available for sale	0	1,628
Leases	443	403
Other	364	401

Total deferred tax liability	9,692	12,462

Net deferred tax asset	$45,085	$39,840

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
The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

	2007	2006	2005*

	(In thousands)
Current income tax expense:
Federal	$19,548	$24,085	$30,888
State	12,879	12,957	13,895

Total current	32,427	37,042	44,783

Deferred income tax benefit:
Federal	(1,335)	(1,069)	(4,097)
State	(401)	(354)	(1,189)

Total deferred	(1,736)	(1,423)	(5,286)

Provision for income taxes	$30,691	$35,619	$39,497

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	2007	2006	2005*

	(In thousands)

Federal income taxes due at statutory rate	$42,163	$47,049	$50,938
Reductions in income taxes resulting from:
Interest on state and municipal securities not taxable for federal income tax purposes	(13,518)	(14,422)	(15,282)
State franchise taxes, net of federal income tax benefit	8,111	8,192	8,259
Low income housing tax credits	(2,300)	(2,108)	(2,299)
Dividend receivable deduction	(946)	(951)	(947)
Cash Value Life Insurance	(955)	(1,101)	(824)
Other	(1,864)	(1,040)	(348)

Provision for income taxes	$30,691	$35,619	$39,497

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

At December 31, 2007, the company had no net operating loss and general tax credit carryforwards for tax return purposes.
The Company adopted the provisions of FASB Interpretation No.48 Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$792
Additions for tax positions taken in the current period	0
Reductions for tax positions taken in the current period	0
Additions for tax positions taken in prior years	0
Reductions for tax positions taken in prior years	0
Decreases related to settlements with taxing authorities	0
Decreases as a result of a lapse in statue of limitations	0

Balance at December 31, 2007	$792

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2008. Unrecognized tax benefits at January 1, 2007 and December 31, 2007 include accrued interest and penalties of $137 thousand. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.
The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2007, 2006, 2005, 2004 and 2003 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2007, 2006, 2005, 2004, and 2003 remain subject to examination by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.
Note 12: Fair Value of Financial Instruments
The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. The values assigned do not necessarily represent amounts which ultimately may be realized. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. Such financial instruments and their estimated fair values as of December 31 were:

	2007	2006
	(In thousands)

Cash and cash equivalents	$209,764	$184,442
Money market assets	333	567
Interest and taxes receivable	64,370	69,036
Noninterest bearing and interest-bearing transaction and savings deposits	2,549,917	2,794,955
Short-term borrowed funds	798,599	731,977
Interest payable	5,767	6,668

The fair values as of December 31 of the following financial instruments were estimated using quoted market prices:

	2007		2006

	Book Value	Fair Value	Book Value	Fair Value

		(In thousands)
Investment securities available for sale	$532,821	$532,821	$615,525	$615,525
Investment securities held to maturity	1,045,288	1,049,422	1,165,092	1,155,736
Senior notes payable	15,000	14,676	15,000	14,027
Subordinated notes	21,773	20,775	21,920	20,870

Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their maximum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $52.5 million in 2007 and $55.3 million in 2006 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The book values and the estimated fair values of loans as of December 31 were:

	2007		2006
	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Loans	$2,450,470	$2,428,416	$2,476,404	$2,455,393

The fair values of time deposits and notes payable were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values as of December 31 were:

	2007		2006

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)
Time deposits	$714,873	$710,583	$721,779	$716,217

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
Minimum future rental payments, net of sublease income, as of December 31, 2007, are as follows:

(In thousands)
2008	$6,365
2009	5,408
2010	4,938
2011	4,354
2012	3,629
Thereafter	6,443

Total minimum lease payments	$31,137

Total rentals for premises and equipment, net of sublease income, included in noninterest expense were $5.9 million in 2007, $5.8 million in 2006 and $5.1 million in 2005.
Note 14: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $405.9 million and $490.8 million at December 31, 2007 and 2006, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $33.6 million and $20.1 million at December 31, 2007 and 2006, respectively.
During 2007, the Visa organization of affiliated entities announced that it completed restructuring transactions in preparation for an initial public offering planned for early 2008, and, as part of those transactions, the Bank’s membership interest in Visa U.S.A. was exchanged for an equity interest in Visa Inc. In accordance with Visa’s by-laws, the Bank and other Visa U.S.A. member banks are obligated to share in Visa’s litigation obligations which existed at the time of the restructuring transactions. On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Visa has disclosed other antitrust lawsuits which existed at the time of the restructuring transactions. In consideration of the American Express settlement and other antitrust lawsuits filed against Visa, the Company recorded in the fourth quarter of 2007 a liability and corresponding expense of $2,338 thousand. The Company currently anticipates that its proportional share of the proceeds of the planned initial public offering by Visa, Inc. will more than offset any liabilities related to Visa litigation.
Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations.

Note 15: Retirement Benefit Plans
The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Eligible employees become vested in account balances subject to a five-year cliff vesting schedule. Company contributions charged to noninterest expense were $1.0 million in 2007, $1.1 million in 2006 and $1.6 million in 2005.
In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The Company makes matching contributions to employee accounts which vest immediately; such contributions charged to compensation expense were $1.2 million in 2007, $1.3 million in 2006 and $1.5 million in 2005.
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
The following tables set forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the post-retirement benefit plan and the change in the benefit obligation as of December 31:

Net Periodic Benefit Cost

(In thousands)	2007	2006	2005

Service cost	($509)	$18	$189
Interest cost	284	258	211
Amortization of unrecognized transition obligation	61	61	61

Net periodic cost	($164)	$337	$461

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Unamortized transition obligation, net of tax	—	394	—
Amortization of unrecognized transition obligation, net of tax	(36)	—	—

Total recognized in accumulated other comprehensive income, net of tax	(36)	394	—

Total recognized in net periodic benefit cost and accumulated other comprehensive income	($200)	$731	—

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.

Obligation and Funded Status

(In thousands)	2007	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$4,430	$4,297	$4,016
Service cost	(509)	18	189
Interest cost	284	258	211
Benefits paid	(159)	(143)	(119)

Benefit obligation at end of year	$4,046	$4,430	$4,297

Accumulated post retirement benefit obligation attributable to:
Retirees	$2,929	$3,233	$2,933
Fully eligible participants	899	956	1,116
Other	218	241	248

Total	$4,046	$4,430	$4,297

Fair value of plan assets	$—	$—	$—

Accumulated post retirement benefit obligation in excess of plan assets	$4,046	$4,430	$4,297

Comprised of:
Unrecognized transition obligation	$0	$0	$734
Recognized post-retirement obligation	4,046	4,430	3,563

Total	$4,046	$4,430	$4,297

Additional Information
Assumptions

	2007	2006	2005

Weighted-average assumptions used to determine benefit obligations as of December 31

Discount rate	6.50%	6.00%	5.50%

Weighted-average assumptions used to determine net periodic benefit cost as of December 31

Discount rate	6.00%	5.50%	5.25%
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
Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2007 results:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease

Effect on total service and and interest cost components	$160	($135)

Effect on post-retirement benefit obligation	592	(485)

Estimated future benefit payments
(in thousands)

2008	$174
2009	188
2010	200
2011	207
2012	212
Years 2013-2017	977

Note 16: Related Party Transactions
Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. With the exception of the Company’s Employee Loan Program, all outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, did not involve more than a normal risk of collectibility, and did not present other favorable features. As part of the Employee Loan Program, all employees, including executive officers, are eligible to receive mortgage loans at one percent (1%) below Westamerica Bank’s prevailing interest rate at the time of loan origination. All loans to executive officers under the Employee Loan Program are made by Westamerica Bank in compliance with the applicable restrictions of Section 22(h) of the Federal Reserve Act.
The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2007 and 2006:

	2007	2006

	(In thousands)
Beginning balance	$1,334	$1,334
Originations	68	36
Payoffs/principal payments	(143)	(36)

At December 31,	$1,259	$1,334

Percent of total loans outstanding	0.05%	0.05%
Note 17: Regulatory Matters
Payment of dividends to the Company by the Bank is limited under regulations for Federal Reserve member banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for that year plus the net profits of the preceding two calendar years less dividends paid. Under this regulation, Westamerica Bank sought and obtained approval during 2007 to pay to the Company dividends of $108.8 million in excess of net profits as defined. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2007, $174.0 million was available for payment of dividends by the Company to its shareholders.
The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $24.8 million in 2007 and $19.2 million in 2006.
Note 18: Other Comprehensive Income
The components of other comprehensive income and other related tax effects were:

		2005

(in thousands)	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the year	($18,292)	$7,692	($10,600)
Reclassification of losses included in net income	4,903	(2,059)	2,844

Net unrealized losses arising during the year	(13,389)	5,633	(7,756)

Post-retirement benefit obligation	0	0	0

Other comprehensive income	($13,389)	$5,633	($7,756)

		2006

	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized gains arising during the year	$625	($263)	$362
Reclassification of gains included in net income	0	0	0

Net unrealized losses arising during the year	625	(263)	362

Post-retirement benefit obligation	0	0	0

Other comprehensive income	$625	($263)	$362

		2007

	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized losses arising during the year	($11,054)	$4,648	($6,406)
Reclassification of losses included in net income	0	0	0

Net unrealized gains arising during the year	(11,054)	4,648	(6,406)

Post-retirement benefit obligation	61	(25)	36

Other comprehensive income	($10,993)	$4,623	($6,370)

Cumulative other comprehensive income balances were:

	Post-	Net	Cumulative
	retirement	Unrealized	Other
	Benefit	gains(losses)	Comprehensive
(in thousands)	Obligation	on securities	Income

Balance, December 31, 2004	0	9,638	9,638

Net change	0	(7,756)	(7,756)

Balance, December 31, 2005	0	1,882	1,882

Net change	(394) *	362	(32)

Balance, December 31, 2006	($394)	$2,244	$1,850

Net change	36	(6,406)	(6,370)

Balance, December 31, 2007	($358)	($4,162)	($4,520)

*	Adoption of FAS 158 on December 31, 2006

Note 19: Earnings Per Common Share
The table below shows earnings per common share and diluted earnings per common share. Basic earnings per share are computed by dividing net income by the average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the average number of shares outstanding during the period plus the impact of common stock equivalents.

(In thousands, except per share data)	2007	2006	2005*

Weighted average number of common shares outstanding — basic	29,753	31,202	32,291

Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	412	537	606

Weighted average number of common shares outstanding — diluted	30,165	31,739	32,897

Net income	$89,776	$98,806	$106,041

Basic earnings per share	$3.02	$3.17	$3.28

Diluted earnings per share	$2.98	$3.11	$3.22

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
For the years ended December 31, 2007, 2006, and 2005, options to purchase 1.1 million, 719 thousand and 294 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.
Note 20: Westamerica Bancorporation (Parent Company Only)
Statements of Income and Comprehensive Income

For the years ended December 31,	2007	2006	2005*

	(In thousands)
Dividends from subsidiaries	$113,448	$112,595	$126,464
Interest income	219	224	350
Other income	8,976	5,676	8,379

Total income	122,643	118,495	135,193

Interest on borrowings	3,230	3,191	2,787
Salaries and benefits	6,785	7,917	8,346
Other expense	2,041	2,076	2,815

Total expenses	12,056	13,184	13,948

Income before taxes and equity in undistributed income of subsidiaries	110,587	105,311	121,245
Income tax benefit	2,187	3,795	3,417
Earnings of subsidiaries less than subsidiary dividends	(22,998)	(10,300)	(18,621)

Net income	$89,776	$98,806	$106,041

Other comprehensive income, net of tax	(6,370)	362	(7,756)

Comprehensive income	$83,406	$99,168	$98,285

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

Balance Sheets

Balances as of December 31,	2007	2006

Assets
Cash and cash equivalents	$1,037	$2,157
Money market assets and investment securities available for sale	4,256	6,112
Investment in subsidiaries	422,463	451,208
Premises and equipment, net	12,007	11,901
Accounts receivable from subsidiaries	883	748
Other assets	26,105	25,781

Total assets	$466,751	$497,907

Liabilities
Debt financing and notes payable	$56,925	$58,052
Other liabilities	15,223	15,620

Total liabilities	72,148	73,672
Shareholders’ equity	394,603	424,235

Total liabilities and shareholders’ equity	$466,751	$497,907

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.
Statements of Cash Flows

For the years ended December 31,	2007	2006	2005*

	(In thousands)
Operating Activities
Net income	$89,776	$98,806	$106,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	383	386	351
(Increase) decrease in accounts receivable from affiliates	(135)	(266)	99
Increase in other assets	(942)	(588)	(1,165)
Stock option expense	1,779	2,504	2,394
Excess tax benefits from stock based compensation	(306)	(1,867)	(1,761)
Provision for deferred income tax	207	3,050	4,902
Increase (decrease) in other liabilities	2,038	947	(109)
Earnings of subsidiaries less than subsidiary dividends	22,998	10,300	18,621
Gain on sales of real estate	0	0	(1,331)

Net cash provided by operating activities	115,798	113,272	128,042

Investing Activities
Net cash used in merger and acquisition	0	0	(54,032)
Purchases of premises and equipment	(489)	(103)	(339)
Net decrease (increase) in short term investments	234	(34)	15
Proceeds from sale of real estate	0	0	1,752

Net cash used in investing activities	(255)	(137)	(52,604)

Financing Activities
(Decrease) increase in short-term debt	(980)	6,243	14,269
Net reductions in notes payable and long-term borrowings	(147)	(3,362)	(3,338)
Exercise of stock options/issuance of shares	11,908	12,755	9,830
Excess tax benefits from stock based compensation	306	1,867	1,761
Retirement of common stock including repurchases	(87,103)	(88,981)	(95,351)
Dividends	(40,647)	(40,696)	(39,322)

Net cash used in financing activities	(116,663)	(112,174)	(112,151)

Net (decrease) increase in cash and cash equivalents	(1,120)	961	(36,713)
Cash and cash equivalents at beginning of year	2,157	1,196	37,909

Cash and cash equivalents at end of year	$1,037	$2,157	$1,196

Supplemental disclosure:
Unrealized (loss) gain on securities available for sale, net	(6,406)	362	($7,756)
Issuance of common stock in connection with acquisitions	0	0	89,538

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

Note 21: Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data and
	price range of common stock)
2007
Interest and fee income (FTE)	$65,025	$64,875	$64,708	$63,295
Net interest income (FTE)	46,914	46,059	45,563	46,812
Provision for credit losses	75	75	75	475
Noninterest income	15,277	14,700	14,644	14,657
Noninterest expense	24,664	24,706	24,853	27,206
Income before taxes (FTE)	37,452	35,978	35,279	33,788
Net income	23,570	22,351	22,022	21,832
Basic earnings per share	0.78	0.75	0.75	0.75
Diluted earnings per share	0.76	0.74	0.74	0.74
Dividends paid per share	0.34	0.34	0.34	0.34
Price range, common stock	46.43-51.47	44.23-48.61	39.77-50.49	42.11-57.22

2006
Interest and fee income (FTE)	$68,486	$67,788	$67,186	$66,512
Net interest income (FTE)	53,974	51,503	50,198	49,029
Provision for credit losses	150	150	75	70
Noninterest income	13,639	14,061	13,899	13,747
Noninterest expense	25,483	26,345	25,403	24,492
Income before taxes (FTE)	41,980	39,069	38,619	38,214
Net income	26,117	24,494	24,237	23,958
Basic earnings per share	0.82	0.78	0.78	0.78
Diluted earnings per share	0.81	0.77	0.77	0.77
Dividends paid per share	0.32	0.32	0.32	0.34
Price range, common stock	51.38-55.42	47.20-52.89	45.44-51.38	47.96-51.79

2005*
Interest and fee income (FTE)	$63,376	$67,769	$68,021	$68,349
Net interest income (FTE)	55,019	57,023	55,993	55,830
Provision for credit losses	300	300	150	150
Noninterest income	7,195	15,479	17,440	14,427
Noninterest expense	25,863	27,089	27,319	26,980
Income before taxes (FTE)	36,051	45,113	45,964	43,127
Net income	22,310	27,720	28,885	27,124
Basic earnings per share	0.70	0.85	0.89	0.85
Diluted earnings per share	0.68	0.83	0.88	0.83
Dividends paid per share	0.30	0.30	0.30	0.32
Price range, common stock	50.82-58.44	48.48-54.11	49.90-56.25	47.33-55.48

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 9.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in note 1 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 28, 2008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s principal executive officer and the person performing the functions of the Company’s principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2007.
Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 36-37, immediately preceding the financial statements.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Executive Officers
The executive officers of the Corporation and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

		Held
Name of Executive	Position	Since
David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Corporation. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984

John “Robert” Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Chief Financial Officer for the Corporation. Mr. Thorson joined Westamerica Bancorporation in 1989, was Vice President and Manager of Human Resources from 1995 until 2001 and was Senior Vice President and and Treasurer from 2002 until 2005.	2005

Jennifer J. Finger	Ms. Finger, born in 1954, is Senior Vice President and Treasurer for the Corporation. Ms. Finger joined Westamerica Corporation in 1997, was Senior Vice President and Chief Financial Officer until 2005.	2005

Dennis R. Hansen	Mr. Hansen, born in 1950, is Senior Vice President and Manager of the Operations and Systems Administration of Community Banker Services Corporation. Mr. Hansen joined Westamerica Bancorporation in 1978 and was Senior Vice President and Controller for the Corporation until 2005.	2005

Frank R. Zbacnik	Mr. Zbacnik, born in 1947, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Zbacnik joined Westamerica Bank in 1984 and was Vice President and Manager of Consumer Credit from 1995 until 2000.	2001

David L. Robinson	Mr. Robinson, born in 1959, is Senior Vice President and Banking Division Manager of Westamerica Bank. Mr. Robinson joined Westamerica Bancorporation in 1993 and has held several banking positions, most recently, Senior Vice President and Southern Banking Division Manager until 2007.	2007
The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer. This Code of Ethics has been filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2007 (in thousands, except exercise price):

Plan category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of outstanding	outstanding options,	future issuance under
	options, warrants	warrants and rights	equity compensation
	and rights		plans (excluding
			securities reflected
			in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,865	$42	2,662 *
Equity compensation plans not approved by security holders	0	N/A	0

Total	2,865	$42	2,662

*	The Amended and Restated Stock Option Plan, Article III, provides that the number of shares reserved for Awards under the plan may increase on the first day of each fiscal year by an amount equal to the least of 1) 2% of the shares outstanding as of the last day of the prior fiscal year, 2) 675,000 shares, or 3) such lesser amount as determined by the Board.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Corporation Transactions with Directors and Management” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Independent Auditors” in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

		See Index to Financial Statements on page 35. The financial statements included in Item 8 are filed as part of this report.

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
Date: February 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ John “Robert” Thorson John “Robert” Thorson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Etta Allen Etta Allen	Director	February 28, 2008

/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 28, 2008

/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 28, 2008

/s/ Arthur C. Latno, Jr. Arthur C. Latno, Jr.	Director	February 28, 2008

/s/ Patrick D. Lynch Patrick D. Lynch	Director	February 28, 2008

/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 28, 2008

/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 28, 2008

/s/ Edward B. Sylvester Edward B. Sylvester	Director	February 28, 2008

Exhibit Index

Exhibit
Number
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on February 26, 2007.

4(a)	Amended and Restated Rights Agreement dated December 31, 2004, incorporated by reference to Exhibit 99 to the Registrant’s Form 8-A/A, Amendment No. 4, filed with the Securities and Exchange Commission on December 22, 2004.

10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.

10(c)	Note Purchase Agreement by and between Westamerica Bancorporation and The Northwestern Mutual Life Insurance Company dated as of October 30, 2003, pursuant to which registrant issued its 5.31% Senior Notes due October 31, 2013 in the principal amount of $15 million and form of 5.31% Senior Note due October 31, 2013 incorporated by reference to Exhibit 4 of Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003.

10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.

10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2005.

10(f)*	Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997 incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(g)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Nonstatutory Stock Option Agreement Form incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(h)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Restricted Performance Share Grant Agreement Form incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(i)*	Westamerica Bancorporation and Subsidiaries Deferred Compensation Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.

10(j)*	Westamerica Bancorporation Deferral Plan (Adopted October 26, 1995) incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.

10(k)*	Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.

11.1	Statement re computation of per share earnings incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements of this report.

14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

21	Subsidiaries of the registrant.

23(a)	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.