Form 10-Q
period 2008-03-31
WESTAMERICA BANCORPORATION
filed 2008-05-07
CIK 311094

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

               Yes [ x ]                 No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ x ]  Accelerated Filer [   ]
Non-Accelerated Filer [   ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

               Yes [   ]                 No [ x ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    Title  of  Class        Shares Outstanding as of April 30, 2008

      Common Stock,                        29,017,071
      No Par Value

                               TABLE OF CONTENTS


                                                                                     Page
                                                                                 -------------
Forward Looking Statements                                                                  2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                                             3

  Notes to Unaudited Condensed Consolidated Financial Statements                            7

  Financial Summary                                                                        13

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                       14

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk                      30

  Item 4 - Controls and Procedures                                                         30

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                               31

  Item 1A - Risk Factors                                                                   31

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                     31

  Item 3 - Defaults upon Senior Securities                                                 32

  Item 4 - Submission of Matters to a Vote of Security Holders                             32

  Item 5 - Other Information                                                               32

  Item 6 - Exhibits                                                                        32

  Signature                                                                                33

  Exhibit Index                                                                            34

  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
         Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                  35

  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
         Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                  36

  Exhibit 32.1 - Certification of Chief Executive Officer                                  37
         Required by 18 U.S.C. Section 1350

  Exhibit 32.2 - Certification of Chief Financial Officer                                  38
         Required by 18 U.S.C. Section 1350



                          FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on Management's current knowledge and belief and include information concerning the Company's possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company's ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) a slowdown in the national and California economies; (2) fluctuations in asset prices including, but not limited to, stocks, bonds, real estate, and commodities; (3) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (4) changes in the interest rate environment; (5) changes in the regulatory environment; (6) significantly increasing competitive pressure in the banking industry; (7) operational risks including data processing system failures or fraud; (8) the effect of acquisitions and integration of acquired businesses; (9) volatility of rate sensitive deposits and investments; (10) asset/liability management risks and liquidity risks;
(11) changes in liquidity levels in capital markets; and (12) changes in the securities markets. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2007, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                              At March 31,            At
                                                       --------------------------December 31,
                                                           2008         2007         2007
                                                       ---------------------------------------
Assets:
  Cash and cash equivalents                                $139,621     $208,413     $209,764
  Money market assets                                           336          321          333
  Investment securities available for sale                  477,686      602,220      532,821
  Investment securities held to maturity,
    with market values of:
     $1,029,937 at March 31, 2008                         1,016,613
     $1,142,426 at March 31, 2007                                      1,142,382
     $1,049,422 at December 31, 2007                                                1,045,288
  Loans, gross                                            2,448,320    2,519,898    2,502,976
  Allowance for loan losses                                 (52,234)     (54,889)     (52,506)
                                                       ---------------------------------------
    Loans, net of allowance for loan losses               2,396,086    2,465,009    2,450,470
  Other real estate owned                                       954          647          613
  Premises and equipment, net                                28,031       29,643       28,380
  Identifiable intangibles                                   17,571       21,108       18,429
  Goodwill                                                  121,719      121,719      121,719
  Interest receivable and other assets                      143,685      157,367      151,142
                                                       ---------------------------------------
    Total Assets                                         $4,342,302   $4,748,829   $4,558,959
                                                       =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                  $1,202,165   $1,293,920   $1,245,500
    Interest bearing:
      Transaction                                           542,468      584,026      544,411
      Savings                                               749,471      851,800      760,006
      Time                                                  700,534      714,626      714,873
                                                       ---------------------------------------
    Total deposits                                        3,194,638    3,444,372    3,264,790
  Short-term borrowed funds                                 635,264      776,781      798,599
  Debt financing and notes payable                           36,736       36,883       36,773
  Liability for interest, taxes and
    other expenses                                           76,555       70,983       64,194
                                                       ---------------------------------------
    Total Liabilities                                     3,943,193    4,329,019    4,164,356
                                                       ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         28,772 at March 31, 2008                           336,545
         30,158 at March 31, 2007                                        338,990
         29,018 at December 31, 2007                                                  334,211
  Deferred compensation                                       2,923        2,734        2,990
  Accumulated other comprehensive (loss) income              (3,954)       3,593       (4,520)
  Retained earnings                                          63,595       74,493       61,922
                                                       ---------------------------------------
    Total Shareholders' Equity                              399,109      419,810      394,603
                                                       ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                           $4,342,302   $4,748,829   $4,558,959
                                                       =======================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)


                                                                        Three months ended
                                                                            March 31,
                                                                    --------------------------
                                                                        2008         2007
                                                                    --------------------------
Interest Income:
  Loans                                                                  $38,732      $40,167
  Money market assets and funds sold                                           1            2
  Investment securities available for sale
    Taxable                                                                3,112        4,070
    Tax-exempt                                                             2,690        3,052
  Investment securities held to maturity
    Taxable                                                                5,183        6,268
    Tax-exempt                                                             5,676        5,815
                                                                    --------------------------
    Total Interest Income                                                 55,394       59,374
                                                                    --------------------------
Interest Expense:
  Transaction deposits                                                       452          523
  Savings deposits                                                         1,330        1,409
  Time deposits                                                            5,546        7,305
  Short-term borrowed funds                                                4,922        8,296
  Notes payable                                                              578          578
                                                                    --------------------------
    Total Interest Expense                                                12,828       18,111
                                                                    --------------------------
Net Interest Income                                                       42,566       41,263
                                                                    --------------------------
Provision for Loan Losses                                                    600           75
                                                                    --------------------------
Net Interest Income After
  Provision For Loan Losses                                               41,966       41,188
                                                                    --------------------------
Noninterest Income:
  Service charges on deposit accounts                                      7,296        7,528
  Merchant credit card                                                     2,580        2,449
  Debit card                                                                 904          895
  Trust fees                                                                 303          337
  Financial services commissions                                             230          310
  Other                                                                    2,367        2,936
  Life insurance proceeds                                                      0          822
  Gain on sale of Visa common stock                                        5,698            0
                                                                    --------------------------
  Total Noninterest Income                                                19,378       15,277
                                                                    --------------------------
Noninterest Expense:
  Salaries and related benefits                                           12,984       12,568
  Occupancy                                                                3,390        3,291
  Data processing                                                          2,120        1,524
  Furniture and equipment                                                    921        1,138
  Amortization of identifiable intangibles                                   858          975
  Courier service                                                            829          848
  Professional fees                                                          536          495
  Other                                                                    3,756        3,825
  Visa litigation expense                                                 (2,338)           0
                                                                    --------------------------
  Total Noninterest Expense                                               23,056       24,664
                                                                    --------------------------
Income Before Income Taxes                                                38,288       31,801
  Provision for income taxes                                              11,510        8,231
                                                                    --------------------------
Net Income                                                               $26,778      $23,570
                                                                    ==========================

Average Shares Outstanding                                                28,861       30,342
Diluted Average Shares Outstanding                                        29,210       30,824

Per Share Data:
  Basic earnings                                                           $0.93        $0.78
  Diluted earnings                                                          0.92         0.76
  Dividends paid                                                            0.34         0.34

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(In thousands)
(unaudited)


                                                                                  Accumulated
                                                                                    Compre-
                                                          Common      Deferred      hensive     Retained
                                             Shares        Stock    Compensation Income(Loss)   Earnings        Total
                                          -------------------------------------------------------------------------------
Balance, December 31, 2006                      30,547     $341,529       $2,734       $1,850      $78,122       $424,235
 Comprehensive income                                                                               23,570         23,570
  Net income for the period
  Other comprehensive income,
   net of tax:
  Net unrealized gain on securities
   available for sale                                                                   1,734                       1,734
  Post-retirement benefit transition
   obligation amortization                                                                  9                           9
                                                                                                           --------------
Total comprehensive income                                                                                         25,313
Exercise of stock options                           58        2,122                                                 2,122
Stock option tax benefits                                       134                                                   134
Stock based compensation                                        474                                                   474
Stock awarded to employees                         --            19                                                    19
Purchase and retirement of stock                  (447)      (5,288)                               (16,851)       (22,139)
Dividends                                                                                          (10,348)       (10,348)
                                          -------------------------------------------------------------------------------
Balance, March 31, 2007                         30,158     $338,990       $2,734       $3,593      $74,493       $419,810
                                          ===============================================================================
Balance, December 31, 2007                      29,018     $334,211       $2,990      ($4,520)     $61,922       $394,603
Comprehensive income
 Net income for the period                                                                          26,778         26,778
 Other comprehensive income,
  net of tax:
 Net unrealized gain on securities
  available for sale                                                                      557                         557
 Post-retirement benefit transition
  obligation amortization                                                                   9                           9
                                                                                                           --------------
Total comprehensive income                                                                                         27,344
Exercise of stock options                          176        6,528                                                 6,528
Stock option tax benefits                                       224                                                   224
Restricted stock activity                                        67          (67)                                       0
Stock based compensation                                        336                                                   336
Stock awarded to employees                           2          127                                                   127
Purchase and retirement of stock                  (424)      (4,948)                               (15,258)       (20,206)
Dividends                                                                                           (9,847)        (9,847)
                                          -------------------------------------------------------------------------------
Balance, March 31, 2008                         28,772     $336,545       $2,923      ($3,954)     $63,595       $399,109
                                          ===============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                     For the three months
                                                                                       ended March 31,
                                                                                 --------------------------
                                                                                     2008         2007
                                                                                 --------------------------
Operating Activities:
  Net income                                                                          $26,778      $23,570
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                       2,273        2,521
    Loan loss provision                                                                   600           75
    Amortization of loan fees, net of cost                                                 95         (380)
    Decrease (increase) in interest income receivable                                      25         (588)
    Increase in other assets                                                           (4,214)      (6,140)
    Increase in income taxes payable                                                   10,910        7,630
    Decrease in interest expense payable                                               (1,000)         (34)
    Increase in other liabilities                                                       1,683        2,454
    Stock option compensation expense                                                     336          474
    Stock option tax benefits                                                            (224)        (134)
    Gain on sale of Visa common stock                                                  (5,698)           0
    Writedown of property and equipment                                                     5            4
    Originations of loans for resale                                                     (877)           0
    Net proceeds from sale of loans originated for resale                                 887            0
                                                                                 --------------------------
Net Cash Provided by Operating Activities                                              31,579       29,452
                                                                                 --------------------------
Investing Activities:
  Net repayments of loans                                                              53,340       11,700
  Purchases of investment securities available for sale                                (3,836)     (12,972)
  Proceeds from maturity of securities available for sale                              60,390       31,322
  Proceeds from maturity of securities held to maturity                                28,675       22,710
  Purchases of FRB/FHLB* securities                                                       (38)         (40)
  Proceeds from sale of FRB/FHLB* stock                                                11,287            0
  Proceeds from sale of Visa common stock                                               5,698            0
  Purchases of property, plant and equipment                                             (413)        (375)
                                                                                 --------------------------
Net Cash Provided by Investing Activities                                             155,103       52,345
                                                                                 --------------------------
Financing Activities:
  Net decrease in deposits                                                            (70,152)     (72,362)
  Net (decrease) increase in short-term borrowings                                   (163,335)      44,804
  Repayments of notes payable and debt financing                                          (37)         (37)
  Exercise of stock options                                                             6,528        2,122
  Stock option tax benefits                                                               224          134
  Repurchases/retirement of stock                                                     (20,206)     (22,139)
  Dividends paid                                                                       (9,847)     (10,348)
                                                                                 --------------------------
Net Cash Used in Financing Activities                                                (256,825)     (57,826)
                                                                                 --------------------------
Net (Decrease) Increase In Cash and Cash Equivalents                                  (70,143)      23,971
                                                                                 --------------------------
Cash and Cash Equivalents at Beginning of Period                                      209,764      184,442
                                                                                 --------------------------
Cash and Cash Equivalents at End of Period                                           $139,621     $208,413
                                                                                 ==========================
Supplemental Disclosure of Noncash Activities:
  Loan collateral transferred to other real estate owned                                 $341           $0
  Unrealized gain on securities available for sale, net                                  $557       $1,734

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                                         13,828       18,078
  Income tax payments for the period                                                      600          600

See accompanying notes to unaudited condensed consolidated financial statements.
* Federal Reserve Bank/Federal Home Loan Bank ("FRB/FHLB")


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.


Note 2: Significant Accounting Policies.

Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Credit Losses, which is discussed in Note 1 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

On January 1, 2008, the Company adopted the following new accounting pronouncements:
- FASB Statement No. 157 ("FAS 157") - Fair Value Measurements
- FASB Statement No. 159 ("FAS 159") - The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115
The adoption of FAS 157 & FAS 159 did not have any affect on the Company's financial statements at the date of adoption. For additional information, see
Note 3.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This Statement requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This Statement requires the acquirer to recognize those costs separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this Statement on the Company's financial statements will be contingent on the terms and conditions of future business combinations.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("FAS 161"). FAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company had no derivative instruments designated as hedges as of March 31, 2008. The Company will adopt FAS 161 on January 1, 2009.


Note 3:  Fair Values of Assets and Liabilities.

On January 1, 2008, the Company adopted the provisions of FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115. In accordance with FAS 159, the Company, at its option, can value assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value recorded in earnings. The Company elected not to value any additional assets or liabilities at fair value in accordance with FAS 159.

On January 1, 2008, the Company also adopted the provisions of FAS 157, Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position
(FSP) No. FAS 157-2. FAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. FSP FAS 157-2 delays the effective date of the FAS 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Other real estate owned is an example of a nonfinancial asset that the Company is required to measure at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

Fair Value Hierarchy

In accordance with FAS 157 the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

* Level 1 - Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange. Level
1 also includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

* Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 securities include mortgage-backed securities, municipal bonds and collateralized mortgage obligations.

* Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company's estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The table below presents the balances of available for sale securities measured at fair value on a recurring basis. (in thousands)



                                    At March 31, 2008
                ----------------------------------------------------
                   Total       Level 1      Level 2      Level 3
                ----------------------------------------------------
                    $477,686     $156,224     $321,462           $0
                ====================================================


The Company had no Level 3 assets or liabilities measured at fair value on a recurring basis.

Note 4:  Investments

The amortized cost and estimated market value of the available for sale investment securities portfolio as of March 31, 2008 follows:


                                                         Amortized    Estimated
                                                           Cost     Market Value
                                                       --------------------------
  Securities of U.S. Treasury and federal agencies         $103,366     $103,664
  Mortgage-backed securities                                128,358      127,546
  Obligations of States and political subdivisions          176,426      182,758
  Asset-backed securities                                     9,999        9,229
  Other securities (1)                                       65,757       54,489
                                                       --------------------------
  Total                                                    $483,906     $477,686
                                                       ==========================


(1) Other securities included FHLMC and FNMA preferred stock, and common stocks.

The amortized cost and estimated market value of the held to maturity investment securities portfolio as of March 31, 2008 follows:


                                                         Amortized    Estimated
                                                           Cost     Market Value
                                                       --------------------------
  Securities of U.S. federal agencies                      $120,000     $122,361
  Mortgage-backed securities                                334,956      333,651
  Obligations of States and political subdivisions          561,657      573,925
                                                       --------------------------
  Total                                                  $1,016,613   $1,029,937
                                                       ==========================


Note 5: Loans

A summary of the major categories of loans outstanding is shown in the following table.


                                                 At March 31,            At
                                          --------------------------December 31,
                                              2008         2007         2007
                                          ---------------------------------------
  Commercial                                  $516,445     $548,897     $532,650
  Real Estate - commercial                     848,991      895,765      856,581
  Real Estate - construction                    84,498       68,935       97,464
  Real Estate - residential                    473,525      499,505      484,549
                                          ---------------------------------------
     Total Real Estate loans                 1,407,014    1,464,205    1,438,594
  Installment and personal                     524,861      506,796      531,732
                                          ---------------------------------------
     Gross loans                             2,448,320    2,519,898    2,502,976
  Allowance for loan losses                    (52,234)     (54,889)     (52,506)
                                          ---------------------------------------
        Net loans                           $2,396,086   $2,465,009   $2,450,470
                                          =======================================


There were no loans held for sale at March 31, 2008, March 31, 2007 and December 31, 2007.

Note 6: Goodwill and Other Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three months ended March 31, 2008 and March 31, 2007. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2008 and March 31, 2007, no such adjustments were recorded.

The changes in the carrying value of goodwill were ($ in thousands):


  December 31, 2006              $121,719
                                      --
                             -------------
  March 31, 2007                 $121,719
                             =============

  December 31, 2007              $121,719
                                      --
                             -------------
  March 31, 2008                 $121,719
                             =============


The gross carrying amount of identifiable intangible assets and accumulated amortization was ($ in thousands):


                                                                 March 31,
                                          ----------------------------------------------------
                                                     2008                     2007
                                          ----------------------------------------------------
                                              Gross                     Gross
                                            Carrying    Accumulated   Carrying    Accumulated
                                             Amount    Amortization    Amount    Amortization
                                          ----------------------------------------------------
  Core Deposit Intangibles                     $24,383     ($11,927)     $24,383      ($9,806)

  Merchant Draft Processing Intangible          10,300       (5,185)      10,300       (3,769)
                                          ----------------------------------------------------
    Total Identifiable Intangible Assets       $34,683     ($17,112)     $34,683     ($13,575)
                                          ====================================================



As of March 31, 2008, the current year and estimated future amortization expense for identifiable intangible assets was ($ in thousands):


                                                                      Merchant
                                                           Core         Draft
                                                          Deposit    Processing
                                                        Intangibles  Intangible      Total
                                                       ---------------------------------------
  Three months ended March 31, 2008 (actual)                   $522         $336         $858

  Estimate for year ended December 31,
                        2008                                  2,021        1,200        3,221
                        2009                                  1,859          962        2,821
                        2010                                  1,636          774        2,410
                        2011                                  1,386          624        2,010
                        2012                                  1,230          500        1,730
                        2013                                    964          400        1,364


Note 7: Stock Options

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

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:


                                      For the
                                 Three months ended
                                      March 31,
                                 2008         2007
                             --------------------------
  Expected volatility*1                15%          14%

  Expected life in years*2            4.0          4.0

  Risk-free interest rate*3          2.66%        4.89%

  Expected dividend yield            2.78%        2.82%

  Fair value per award              $6.77        $6.02


*1 Measured using daily price changes of the Company's stock over respective expected term of the option and the implied volatility derived from the market prices of the Company's stock and traded options.
*2 The number of years that the Company estimates that the options will be outstanding prior to exercise
*3 The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant

Employee stock option grants are being expensed by the Company over the grants' three year vesting period.

A summary of stock option activity is presented below:


                                                           2008
                                          ---------------------------------------
                                                         Weighted     Weighted
                                             Shares       Average      Average
                                               (in       Exercise     Remaining
                                           thousands)      Price     Contractual
                                                                        Term
                                          ---------------------------------------
    Outstanding at January 1,                    2,865       $42.12
    Granted                                        256        47.13
    Exercised                                     (176)       37.21
    Forfeited or expired                           (24)       50.88
                                          -------------
    Outstanding at March 31,                     2,921        42.78 5.1 years
                                          =============
    Exercisable at March 31,                     2,470        41.78 4.4 years
                                          =============




                                                           2007
                                          ---------------------------------------
                                                         Weighted     Weighted
                                             Shares       Average      Average
                                               (in       Exercise     Remaining
                                           thousands)      Price     Contractual
                                                                        Term
                                          ---------------------------------------
    Outstanding at January 1,                    3,064       $41.08
    Granted                                        242        48.39
    Exercised                                      (57)       36.33
    Forfeited or expired                           (35)       51.25
                                          -------------
    Outstanding at March 31,                     3,214        41.61 5.5 years
                                          =============
    Exercisable at March 31,                     2,678        39.79 4.7 years
                                          =============


A summary of the Company's nonvested stock options is presented below.


                                                     2008
                                          --------------------------
                                                         Weighted
                                             Shares       Average
                                               (in        Grant
                                           thousands)      Date
                                                        Fair Value
                                          --------------------------
    Nonvested at January 1,                        484        $6.33
    Granted                                        256         6.77
    Vested                                        (278)        6.44
    Forfeited                                      (11)        6.20
                                          -------------
    Nonvested at March 31,                         451         6.52
                                          =============




                                                     2007
                                          --------------------------
                                                         Weighted
                                             Shares       Average
                                               (in        Grant
                                           thousands)      Date
                                                        Fair Value
                                          --------------------------
    Nonvested at January 1,                        687        $6.66
    Granted                                        242         6.02
    Vested                                        (375)        6.72
    Forfeited                                      (18)        6.59
                                          -------------
    Nonvested at March 31,                         536         6.33
                                          =============


The total remaining unrecognized compensation cost related to nonvested awards as of March 31, 2008 is $2.6 million and the weighted average period over which the cost is expected to be recognized is 2.2 years.

A summary of the status of the Company's restricted performance shares as of March 31, 2008 and 2007 and changes during the quarters ended on those dates, follows (in thousands):


                                              2008         2007
                                          --------------------------
    Outstanding at January 1,                       38           36
    Granted                                         28           16
    Exercised                                        0           (1)
    Forfeited                                       (2)           0
                                          --------------------------
    Outstanding at March 31,                        64           51
                                          ==========================


The compensation cost that was charged against income for the Company's restricted performance shares granted was $270 thousand and $160 thousand for the first quarter of 2008 and 2007, respectively.

There were no stock appreciation rights or incentive stock options granted in the first quarter of 2008 and 2007.


Note 8: Post Retirement Benefits

The Company offers a continuation of group insurance coverage to qualifying employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees' insurance premiums. The Company reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and their qualified spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits.

The following table sets forth the net periodic post-retirement benefit costs (in thousands):


                                                       For the three months ended
                                                               March 31,
                                                       --------------------------
                                                           2008         2007
                                                       --------------------------
  Service cost                                                ($100)          $4
  Interest cost                                                  66           66
  Amortization of unrecognized
    transition obligation                                        15           15
                                                       --------------------------
  Net periodic cost                                            ($19)         $85
                                                       ==========================


The Company does not fund plan assets for any post-retirement benefit plans.

Note 9: Contingent Liabilities

In accordance with Visa's by-laws, the Company and other Visa U.S.A. member banks are obligated to share in Visa's litigation obligations which existed at the time of Visa's restructuring transactions. Accordingly, in the fourth quarter 2007, the Company recorded estimated litigation liabilities and related litigation expense related to Visa Inc. in the amount of $2,338 thousand. During the first quarter 2008, in accordance with the determination of Visa Inc.'s Litigation Committee, Visa Inc. funded its litigation escrow account with $3 billion of net proceeds from the Visa Inc. initial public offering. This escrow account will be used to make payments related to certain covered Visa litigation. At the time of escrow funding, the Company reduced its litigation liability with a corresponding reversal of litigation expense of $2,338 thousand representing the Company's portion of the escrow account limited by the amount previously recognized as an expense.


Note 10: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share. Basic earnings per share are computed by dividing net income by the average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the average number of shares outstanding during the period plus the impact of common stock equivalents.


                                                                For the
                                                              three months
                                                             ended March 31,
                                                       --------------------------
    (In thousands, except per share data)                  2008         2007
                                                       --------------------------

    Weighted average number of common
      shares outstanding - basic                             28,861       30,342

    Add exercise of options reduced by the
      number of shares that could have been
      purchased with the proceeds of such
      exercise                                                  349          482
                                                       --------------------------
    Weighted average number of common
      shares outstanding - diluted                           29,210       30,824
                                                       ==========================

    Net income                                              $26,778      $23,570

    Basic earnings per share                                  $0.93        $0.78

    Diluted earnings per share                                $0.92        $0.76


For the three months ended March 31, 2008 and 2007, options to purchase 1.3 million and 922 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
Financial Summary
(In thousands, except per share data)


                                                                   Three months ended
                                                       ---------------------------------------
                                                               March 31,
                                                       --------------------------December 31,
                                                           2008         2007         2007
                                                       ---------------------------------------
    Net Interest Income (FTE)**                             $47,982      $46,914      $46,812
    Provision for Credit Losses                                 600           75          475
    Noninterest Income:
      Gain on sale of Visa common stock                       5,698            0            0
      Life insurance proceeds                                     0          822            0
      Deposit service charges and other                      13,680       14,455       14,657
                                                       ---------------------------------------
    Total Noninterest Income                                 19,378       15,277       14,657
    Noninterest Expense:
      Visa litigation                                        (2,338)           0        2,338
      Other                                                  25,394       24,664       24,868
                                                       ---------------------------------------
    Total Noninterest Expense                                23,056       24,664       27,206
    Provision for income taxes (FTE)**                       16,926       13,882       11,956
                                                       ---------------------------------------
    Net Income                                              $26,778      $23,570      $21,832
                                                       =======================================

    Average Shares Outstanding                               28,861       30,342       29,213
    Diluted Average Shares Outstanding                       29,210       30,824       29,575
    Shares Outstanding at Period End                         28,772       30,158       29,018

    As Reported:
      Basic Earnings Per Share                                $0.93        $0.78        $0.75
      Diluted Earnings Per Share                               0.92         0.76         0.74
      Return On Assets                                         2.43%        2.03%        1.90%
      Return On Equity                                        27.32%       23.04%       21.72%
      Net Interest Margin (FTE)**                              4.79%        4.41%        4.53%
      Net Loan Losses to Average Loans                         0.14%        0.08%        0.14%
      Efficiency Ratio*                                        34.2%        39.7%        44.3%

    Average Balances:
      Total Assets                                       $4,433,934   $4,713,173   $4,556,715
      Earning Assets                                      4,028,221    4,287,431    4,124,196
      Total Gross Loans                                   2,477,666    2,519,861    2,496,403
      Total Deposits                                      3,212,347    3,427,010    3,325,154
      Shareholders' Equity                                  394,273      414,957      398,703

    Balances at Period End:
      Total Assets                                       $4,342,302   $4,748,829   $4,558,959
      Earning Assets                                      3,942,955    4,264,821    4,081,418
      Total Gross Loans                                   2,448,320    2,519,898    2,502,976
      Total Deposits                                      3,194,638    3,444,372    3,264,790
      Shareholders' Equity                                  399,109      419,810      394,603

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                       2.13%        2.18%        2.10%
      Book Value Per Share                                   $13.87       $13.92       $13.60
      Equity to Assets                                         9.19%        8.84%        8.66%
      Total Capital to Risk Adjusted Assets                   11.04%       10.96%       10.64%

    Dividends Paid Per Share                                  $0.34        $0.34        $0.34
    Dividend Payout Ratio                                        37%          44%          46%


The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein. Percentages under the heading "As Reported" are annualized with the exception of the efficiency ratio.

* The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

** Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported first quarter 2008 net income of $26.8 million or $0.92 diluted earnings per share. These results compare to net income of $23.6 million or $0.76 diluted earnings per share and $21.8 million or $0.74 diluted earnings per share, respectively, for the first and fourth quarters of 2007. The first quarter of 2008 included benefits from Visa's initial public offering which increased net income by $4.7 million and earnings per diluted share by $0.16. The first quarter of 2007 included $822 thousand in tax-exempt company owned life insurance proceeds, representing $0.02 earnings per diluted share. The fourth quarter of 2007 included litigation expense of $2.3 million related to Westamerica's proportionate share of Visa's litigation exposure and a $700 thousand income tax refund which combined to reduce net income by $590 thousand or earnings per diluted share by $0.02.

Following is a summary of the components of net income for the periods indicated (in thousands except per share amounts):


                                                                   Three months ended
                                                       ---------------------------------------
                                                               March 31,
                                                       --------------------------December 31,
                                                           2008          2007          2007
                                                       ---------------------------------------
    Net interest income (FTE)                               $47,982      $46,914      $46,812
    Provision for loan losses                                  (600)         (75)        (475)
    Noninterest income                                       19,378       15,277       14,657
    Noninterest expense                                     (23,056)     (24,664)     (27,206)
    Provision for income taxes (FTE)                        (16,926)     (13,882)     (11,956)
                                                       ---------------------------------------
    Net income                                              $26,778      $23,570      $21,832
                                                       =======================================

    Average diluted shares                                   29,210       30,824       29,575

    Diluted earnings per share                                $0.92        $0.76        $0.74

    Average total assets                                 $4,433,934   $4,713,173   $4,556,715

    Net income (annualized) to average total assets            2.43%        2.03%        1.90%

    Net income (annualized) to average
                             stockholders' equity             27.32%       23.04%       21.72%


Net income for the first quarter of 2008 was $3.2 million or 13.6% more than the same quarter of 2007, attributable to higher net interest income (FTE), higher noninterest income, and lower noninterest expense, partially offset by higher provision for loan losses and an increase in income tax provision (FTE). The increase in net interest income (FTE) (up $1.1 million or 2.3%) was the net result of lower funding costs, partially offset by lower average balances of earning assets and lower yields on loans. The provision for loan losses increased $525 thousand, reflecting Management's assessment of credit risk and the level of the allowance for loan losses. Noninterest income rose $4.1 million or 26.8% mainly due to a $5.7 million gain on sale of Visa common stock, partially offset by $822 thousand in proceeds from company-owned life insurance recognized in the first quarter 2007. Noninterest expense decreased $1.6 million or 6.5% mostly due to the reversal of a $2.3 million accrual for Visa related litigation, which was reversed with the funding of a litigation escrow as a part of the Visa IPO. The provision for income taxes (FTE) increased $3.0 million or 21.9% primarily due to higher profitability and because the first quarter 2007 income tax provision (FTE) was reduced due to the tax-exempt nature of Company owned life insurance proceeds.

Comparing the first quarter of 2008 to the prior quarter, net income increased $4.9 million or 22.7%, due to higher net interest income (FTE), higher noninterest income and lower noninterest expense, partially offset by increases in the provision for loan losses and income tax provision (FTE). The higher net interest income (FTE) was mainly caused by lower funding costs, partially offset by a lower volume of average earning assets and lower yields on loans. The provision for loan losses increased $125 thousand to reflect Management's assessment on credit risk and the level of the allowance for loan losses. Noninterest income increased $4.7 million or 32.2% largely due to gains on sale of Visa common stock. Noninterest expense declined $4.2 million or 15.3% primarily due to a reversal of the $2.3 million Visa related litigation accrual. The income tax provision (FTE) increased $5.0 million or 41.6% primarily due to higher profitability and because the provision for the prior quarter was reduced due to a $700 thousand income tax refund.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated (in thousands):


                                                                   Three months ended
                                                       ---------------------------------------
                                                               March 31,
                                                       --------------------------December 31,
                                                           2008         2007         2007
                                                       ---------------------------------------
    Interest and fee income                                 $55,394      $59,374      $57,861
    Interest expense                                        (12,828)     (18,111)     (16,483)
    FTE adjustment                                            5,416        5,651        5,434
                                                       ---------------------------------------
      Net interest income (FTE)                             $47,982      $46,914      $46,812
                                                       =======================================

    Average earning assets                               $4,028,221   $4,287,431   $4,124,196

    Net interest margin (FTE)                                  4.79%        4.41%        4.53%


Net interest income (FTE) increased during the first quarter of 2008 by $1.1 million or 2.3% from the same period in 2007 to $48.0 million, mainly due to lower rates paid on interest-bearing liabilities (down 61 bp) and lower average balances of such liabilities (down $190 million), partially offset by lower average earning assets (down $259 million) and lower yields on loans (down 18 bp).

Comparing the first three months of 2008 with the fourth quarter of 2007, net interest income (FTE) increased $1.2 million or 2.5%, primarily due to lower rates paid on interest-bearing liabilities (down 45 bp) and lower average balances of such liabilities (down $59 million), partially offset by lower average balances of earning assets (down $96 million) and lower yields on loans (down 10 bp).

Interest and Fee Income

Interest and fee income (FTE) for the first quarter of 2008 decreased $4.2 million or 6.5% from the same period in 2007. The decrease was caused primarily by lower average earning assets (down $259 million) and lower yields on loans (down 18 bp).

The decrease in the average earning assets in the first quarter of 2008 compared with the same period in 2007 was substantially attributable to a $217 million decline in the average investment portfolio: mortgage backed securities and collateralized mortgage obligations (down $111 million), U.S. government sponsored entity obligations (down $67 million) and municipal securities (down $34 million). Average total loans were lower by $42 million in the first quarter of 2008 compared with the same period in 2007 primarily due to decreases in average balances of commercial real estate loans (down $50 million), residential real estate loans (down $25 million) and tax-exempt commercial loans (down $17 million), partially offset by increases in average balances of consumer loans (up $32 million) and construction loans (up $22 million).

The average yield on the Company's earning assets decreased from 6.11% in the first quarter of 2007 to 6.06% in the same period in 2008. The composite yield on loans fell 18 bp to 6.48% due to decreases in yields on taxable commercial loans (down 92 bp), real estate construction loans (down 159 bp), commercial real estate loans (down 11 bp) and consumer loans (down 5 bp), partially offset by an 8 bp increase in yields on residential real estate loans. The investment portfolio yield increased 5 bp to 5.40%, mainly due to a 7 bp increase in the average yield on mortgage backed securities and collateralized mortgage obligations, partially offset by declines in U.S. government sponsored entity obligations (down 9 bp) and corporate and other securities (down 68 bp).

Comparing the first three months of 2008 with the last three months of 2007, interest and fee income (FTE) was down $2.5 million or 3.9%. The decrease largely resulted from a lower volume of average earning assets and lower yields on loans.

Average earning assets decreased $96 million or 2.3% for the first quarter of 2008 compared with the previous quarter. Average investments declined $77 million due to decreases in the average balances of U.S. government sponsored entity obligations (down $35 million), mortgage backed securities and collateralized mortgage obligations (down $22 million), municipal securities (down $12 million) and corporate and other securities (down $11 million). A $19 million decline in the average balance of the loan portfolio was mostly attributable to decreases in average balances of tax-exempt commercial loans (down $3 million), commercial real estate loans (down $14 million) and residential real estate loans (down $6 million), partially offset by an $8 million increase in the average balance of taxable commercial loans.

The average yield on earning assets for the first three months of 2008 was 6.06% compared with 6.11% in the fourth quarter of 2007. The loan portfolio yield for the first three months of 2008 compared with the previous quarter was lower by 10 bp, due to decreases in yields on taxable commercial loans (down 67 bp), construction loans (down 46 bp), consumer loans (down 8 bp) and commercial real estate loans (down 4 bp), partially offset by a 7 bp increase in the average yield on tax-exempt commercial loans. The investment portfolio yield increased by 2 bp. The increase resulted mostly from higher yields on municipal securities (up 2 bp), offset by lower yields on U.S. government sponsored entity obligations (down 9 bp).

Interest Expense

Interest expense in the first quarter of 2008 decreased $5.3 million or 29.2% compared with the same period in 2007. The decrease was attributable to lower rates paid on the interest- bearing liabilities and lower average balances of those liabilities.

The average rate paid on interest-bearing liabilities decreased from 2.46% in the first quarter of 2007 to 1.85% in the same quarter of 2008. Rates paid on most interest-bearing liabilities moved with general market conditions. Rates on deposits decreased 28 bp to 1.46% primarily due to decreases in rates paid on preferred money market savings (down 43 bp) and CDs over $100 thousand (down 148 bp). Rates on short-term borrowings also decreased 162 bp mostly due to lower rates on federal funds purchased (down 203 bp) and line of credit and repurchase facilities (down 88 bp).

Average interest-bearing liabilities declined $190 million or 6.4% for the first quarter of 2008 over the same period of 2007. Interest-bearing deposits decreased $144 million or 6.7% primarily due to decreases in money market savings (down $100 million), regular savings (down $33 million), money market checking accounts (down $41 million) and CDs less than $100 thousand (down $22 million). The decline was partially offset by increases in preferred money market savings (up $35 million) and CDs over $100 thousand (up $16 million).

Comparing the first quarter of 2008 to the fourth quarter of 2007, interest expense declined $3.7 million or 22.2%, due to lower rates paid on interest-bearing liabilities and a decline in such liabilities.

Rates paid on liabilities averaged 1.85% during the first three months of 2008 compared with 2.30% for the last three months of 2007. The average rate paid on short-term borrowings declined 95 bp mainly due to lower rates on federal funds (down 134 bp) and line of credit and repurchase facilities (down 95 bp). Rates on interest-bearing deposits were also lower by 29 bp largely due to preferred money market savings (down 64 bp) and CDs over $100 thousand (down 89 bp).

Average interest-bearing liabilities during the first quarter of 2008 declined $59 million or 2.1% over the last quarter of 2007 mainly due to decreases in money market savings (down $34 million) and CDs over $100 thousand (down $12 million). Short-term borrowings declined $5 million, mainly the net result of a $21 million increase in federal funds purchased, partially offset by a $23 million decline in sweep accounts.

In all periods, the Company has focused its sales efforts on building the balances of more profitable, noninterest bearing and lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                                      Three months ended
                                          ---------------------------------------
                                                   March 31,
                                          --------------------------December 31,
                                              2008         2007         2007
                                          ---------------------------------------
    Yield on earning assets (FTE)                 6.06%        6.11%        6.11%
    Rate paid on interest-bearing
      liabilities                                 1.85%        2.46%        2.30%
                                          ---------------------------------------
      Net interest spread (FTE)                   4.21%        3.65%        3.81%

    Impact of all other net
      noninterest bearing funds                   0.58%        0.76%        0.72%
                                          ---------------------------------------
        Net interest margin (FTE)                 4.79%        4.41%        4.53%
                                          =======================================


During the first quarter of 2008, the net interest margin (FTE) increased 38 bp compared with the same period in 2007. Rates paid on interest-bearing liabilities declined faster than yields on earning assets (FTE), resulting in a 56 bp increase in net interest spread. The increase in the net interest spread was partially reduced by the lower net interest margin contribution of noninterest bearing funding sources. The margin contribution of noninterest bearing funds decreased 18 bp because of the lower market rates of interest at which they could be invested.

Similarly, the net interest margin (FTE) in the first three months of 2008 rose by 26 bp when compared with the fourth quarter of 2007. Earning asset yields decreased 5 bp while the cost of interest-bearing liabilities declined by 45 bp, resulting in a 40 bp increase in the net interest spread. The 14 bp decrease in noninterest bearing funding sources lowered the increase in the net interest margin.

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


                                                                           For the three months ended
                                                                                 March 31, 2008
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $892           $1         0.45%
    Investment securities:
      Available for sale
        Taxable                                                          299,484        3,112         4.16%
        Tax-exempt (1)                                                   218,733        3,962         7.25%
      Held to maturity
        Taxable                                                          471,183        5,183         4.40%
        Tax-exempt (1)                                                   560,263        8,655         6.18%
    Loans:
      Commercial:
        Taxable                                                          309,177        5,858         7.62%
        Tax-exempt (1)                                                   215,145        3,465         6.48%
      Commercial real estate                                             850,504       14,953         7.07%
      Real estate construction                                            92,672        1,965         8.53%
      Real estate residential                                            478,929        5,757         4.81%
      Consumer                                                           531,239        7,899         5.98%
                                                                    --------------------------
        Total loans (1)                                                2,477,666       39,897         6.48%
                                                                    --------------------------
        Total earning assets (1)                                       4,028,221       60,810         6.06%
    Other assets                                                         405,713
                                                                    -------------
        Total assets                                                  $4,433,934
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,199,604          $--           --
      Savings and interest-bearing
        transaction                                                    1,314,860        1,782         0.55%
      Time less than $100,000                                            196,947        1,589         3.25%
      Time $100,000 or more                                              500,936        3,957         3.18%
                                                                    --------------------------
         Total interest-bearing deposits                               2,012,743        7,328         1.46%
    Short-term borrowed funds                                            722,025        4,922         2.70%
    Debt financing and notes payable                                      36,758          578         6.29%
                                                                    --------------------------
        Total interest-bearing liabilities                             2,771,526       12,828         1.85%
    Other liabilities                                                     68,531
    Shareholders' equity                                                 394,273
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,433,934
                                                                    =============
    Net interest spread (1) (2)                                                                       4.21%

    Net interest income and interest margin (1) (3)                                   $47,982         4.79%
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


                                                                           For the three months ended
                                                                                 March 31, 2007
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $710           $2         1.14%
    Investment securities:
      Available for sale
        Taxable                                                          377,136        4,070         4.32%
        Tax-exempt (1)                                                   235,716        4,445         7.54%
      Held to maturity
        Taxable                                                          579,589        6,268         4.33%
        Tax-exempt (1)                                                   574,419        8,842         6.16%
    Loans:
      Commercial:
        Taxable                                                          313,541        6,604         8.54%
        Tax-exempt (1)                                                   232,026        3,712         6.49%
      Commercial real estate                                             900,625       15,935         7.18%
      Real estate construction                                            70,710        1,765        10.12%
      Real estate residential                                            503,888        5,956         4.73%
      Consumer                                                           499,071        7,426         6.03%
                                                                    --------------------------
        Total loans (1)                                                2,519,861       41,398         6.66%
                                                                    --------------------------
        Total earning assets (1)                                       4,287,431       65,025         6.11%
    Other assets                                                         425,742
                                                                    -------------
        Total assets                                                  $4,713,173
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,270,522          $--           --
      Savings and interest-bearing
        transaction                                                    1,453,052        1,932         0.54%
      Time less than $100,000                                            218,549        1,734         3.22%
      Time $100,000 or more                                              484,887        5,571         4.66%
                                                                    --------------------------
         Total interest-bearing deposits                               2,156,488        9,237         1.74%
    Short-term borrowed funds                                            767,859        8,296         4.32%
    Debt financing and notes payable                                      36,905          578         6.27%
                                                                    --------------------------
        Total interest-bearing liabilities                             2,961,252       18,111         2.46%
    Other liabilities                                                     66,443
    Shareholders' equity                                                 414,956
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,713,173
                                                                    =============
    Net interest spread (1) (2)                                                                       3.65%

    Net interest income and interest margin (1) (3)                                   $46,914         4.41%
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


                                                                           For the three months ended
                                                                              December 31, 2007
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      income/      earned/
                                                                       Balance      expense       paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $817           $3         1.46%
    Investment securities:
      Available for sale
        Taxable                                                          387,536        3,747         3.87%
        Tax-exempt (1)                                                   225,315        4,077         7.24%
      Held to maturity
        Taxable                                                          449,426        5,395         4.80%
        Tax-exempt (1)                                                   564,699        8,684         6.15%
    Loans:
      Commercial:
        Taxable                                                          301,374        6,297         8.29%
        Tax-exempt (1)                                                   218,522        3,531         6.41%
      Commercial real estate                                             864,464       15,492         7.11%
      Real estate construction                                            95,197        2,158         8.99%
      Real estate residential                                            485,290        5,793         4.77%
      Consumer                                                           531,556        8,118         6.06%
                                                                    --------------------------
        Total loans (1)                                                2,496,403       41,389         6.58%
                                                                    --------------------------
        Total earning assets (1)                                       4,124,196       63,295         6.11%
    Other assets                                                         432,519
                                                                    -------------
        Total assets                                                  $4,556,715
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,258,496          $--           --
      Savings and interest-bearing
        transaction                                                    1,351,806        2,151         0.63%
      Time less than $100,000                                            202,242        1,716         3.37%
      Time $100,000 or more                                              512,610        5,259         4.07%
                                                                    --------------------------
         Total interest-bearing deposits                               2,066,658        9,126         1.75%
    Short-term borrowed funds                                            726,783        6,779         3.65%
    Debt financing and notes payable                                      36,794          578         6.29%
                                                                    --------------------------
        Total interest-bearing liabilities                             2,830,235       16,483         2.30%
    Other liabilities                                                     69,281
    Shareholders' equity                                                 398,703
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,556,715
                                                                    =============
    Net interest spread (1) (2)                                                                       3.81%

    Net interest income and interest margin (1) (3)                                   $46,812         4.53%
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


                                                                       Three months ended March 31, 2008
                                                                           compared with three months
                                                                              ended March 31, 2007
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                        $0          ($1)         ($1)
    Investment securities:
      Available for sale
        Taxable                                                             (805)        (153)        (958)
        Tax-exempt (1)                                                      (297)        (186)        (483)
      Held to maturity
        Taxable                                                           (1,184)          99       (1,085)
        Tax-exempt (1)                                                      (209)          22         (187)
    Loans:
      Commercial:
        Taxable                                                              (28)        (718)        (746)
        Tax-exempt (1)                                                      (241)          (6)        (247)
      Commercial real estate                                                (743)        (239)        (982)
      Real estate construction                                               510         (310)         200
      Real estate residential                                               (284)          85         (199)
      Consumer                                                               543          (70)         473
                                                                    ---------------------------------------
        Total loans (1)                                                     (243)      (1,258)      (1,501)
        Total decrease in interest                                  ---------------------------------------
          and fee income (1)                                              (2,738)      (1,477)      (4,215)
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                         (170)          20         (150)
      Time less than $100,000                                               (159)          14         (145)
      Time $100,000 or more                                                  222       (1,836)      (1,614)
                                                                    ---------------------------------------
         Total interest-bearing deposits                                    (107)      (1,802)      (1,909)
                                                                    ---------------------------------------
    Short-term borrowed funds                                               (412)      (2,962)      (3,374)
    Debt financing and notes payable                                           3           (3)           0
                                                                    ---------------------------------------
       Total decrease in interest expense                                   (516)      (4,767)      (5,283)
                                                                    ---------------------------------------
    (Decrease) increase in Net Interest Income (1)                       ($2,222)      $3,290       $1,068
                                                                    =======================================


(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


                                                                       Three months ended March 31, 2008
                                                                           compared with three months
                                                                             ended December 31, 2007
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                        $0          ($2)         ($2)
    Investment securities:
      Available for sale
        Taxable                                                             (908)         273         (635)
        Tax-exempt (1)                                                      (120)           5         (115)
      Held to maturity
        Taxable                                                              219         (431)        (212)
        Tax-exempt (1)                                                       (87)          58          (29)
    Loans:
      Commercial:
        Taxable                                                               87         (526)        (439)
        Tax-exempt (1)                                                      (100)          34          (66)
      Commercial real estate                                                (449)         (90)        (539)
      Real estate construction                                               (80)        (113)        (193)
      Real estate residential                                                (90)          54          (36)
      Consumer                                                              (103)        (116)        (219)
                                                                    ---------------------------------------
        Total loans (1)                                                     (735)        (757)      (1,492)
        Total decrease in interest                                  ---------------------------------------
          and fee income (1)                                              (1,631)        (854)      (2,485)
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                          (79)        (290)        (369)
      Time less than $100,000                                                (64)         (63)        (127)
      Time $100,000 or more                                                 (163)      (1,139)      (1,302)
                                                                    ---------------------------------------
         Total interest-bearing deposits                                    (306)      (1,492)      (1,798)
                                                                    ---------------------------------------
    Short-term borrowed funds                                               (100)      (1,757)      (1,857)
    Debt financing and notes payable                                          (8)           8            0
                                                                    ---------------------------------------
       Total decrease in interest expense                                   (414)      (3,241)      (3,655)
                                                                    ---------------------------------------
    (Decrease) increase in Net Interest Income (1)                       ($1,217)      $2,387       $1,170
                                                                    =======================================


(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The level of the provision for loan losses during each of the periods presented reflects the Company's continued efforts to manage credit costs by enforcing underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The company provided $600 thousand, $75 thousand and $475 thousand for loan losses in the first quarter of 2008, the first quarter and the fourth quarter of 2007, respectively. The provision reflects the Company's loss experience and Management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for loan losses, see the "Allowance for Credit Losses" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (in thousands).


                                                                  Three months ended
                                                       ---------------------------------------
                                                               March 31,
                                                       --------------------------December 31,
                                                           2008         2007         2007
                                                       ---------------------------------------
    Service charges on deposit accounts                      $7,296       $7,528       $7,422
    Merchant credit card fees                                 2,580        2,449        2,817
    Debit card fees                                             904          895          972
    ATM fees and interchange                                    718          677          709
    Other service fees                                          486          501          569
    Financial services commissions                              230          310          265
    Trust fees                                                  303          337          303
    Official check issuance income                               90          311          209
    Mortgage banking income                                      40           30           32
    Gain on sale of Visa common stock                         5,698            0            0
    Life insurance proceeds                                       0          822            0
    Other noninterest income                                  1,033        1,417        1,359
                                                       ---------------------------------------
      Total                                                 $19,378      $15,277      $14,657
                                                       =======================================


Noninterest income for the first quarter of 2008 rose by $4.1 million or 26.8% from the same period in 2007. The increase was mostly attributable to $5.7 million in securities gains on sale of Visa common stock. Visa's initial public offering ("IPO") occurred on March 19, 2008. As a part of the IPO, Visa redeemed class B common stock held by Visa member banks in an amount which reduced Visa member banks' ownership in Visa to less than 50 percent. As a result, a portion of the shares of Visa class B common stock held by the Company were redeemed, resulting in a gain of $5.7 million. A $131 thousand or 5.3% increase in merchant credit card fees also contributed to higher noninterest income. Proceeds of $822 thousand from Company owned life insurance recognized in the first quarter of 2007 partially offset the increase. Additionally, service charges on deposit accounts decreased $232 thousand or 3.1% mainly due to declines in charges for overdrafts, returned items and checking and savings account services. Official check issuance income fell $221 thousand or 71.1% mainly due to the lower incentive rate from the vendor, who is in the process of terminating this line of business. The Company will issue its own official checks in the future and realize the economic benefit as part of its net interest income. Other noninterest income declined $384 thousand or 27.1% largely due to lower interest recoveries on charged off loans.

In the first quarter of 2008, noninterest income increased $4.7 million or 32.2% compared with the previous quarter primarily due to $5.7 million gains from the redemption of Visa common stock. Merchant credit card income declined $237 thousand or 8.4% primarily due to seasonally higher credit card draft volumes in the fourth quarter 2007. Service charges on deposit accounts decreased $126 thousand or 1.7% mostly due to a $243 thousand decline in overdraft fees, partially offset by a $121 thousand increase in deficit fees charged on analyzed accounts. Official check issuance income fell $119 thousand or 56.9% mainly due to the lower incentive rate from the vendor, who is in the process of terminating this line of business. Other noninterest income declined $326 thousand or 24.0% largely due to a $230 thousand gain on sale of real property recorded in the previous quarter.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                                 Three months ended
                                                       ---------------------------------------
                                                               March 31,
                                                       --------------------------December 31,
                                                           2008         2007         2007
                                                       ---------------------------------------
    Salaries and related benefits                           $12,984      $12,568      $12,366
    Occupancy                                                 3,390        3,291        3,386
    Data processing services                                  2,120        1,524        2,202
    Equipment                                                   921        1,138          934
    Amortization of identifiable intangibles                    858          975          893
    Courier service                                             829          848          845
    Professional fees                                           536          495          534
    Postage                                                     383          410          391
    Telephone                                                   335          360          343
    Stationery and supplies                                     279          315          365
    Customer checks                                             230          248          236
    In-house meetings                                           193          156          185
    Operational losses                                          184          160          234
    Correspondent Service Charges                               170          225          201
    Loan expense                                                170          167          195
    Advertising/public relations                                177          228          193
    Visa litigation expense                                  (2,338)           0        2,338
    Other noninterest expense                                 1,635        1,556        1,365
                                                       ---------------------------------------
    Total                                                   $23,056      $24,664      $27,206
                                                       =======================================

    Average full time equivalent staff                          886          892          868

    Noninterest expense to revenues (FTE)                     34.23%       39.66%       44.26%


Noninterest expense decreased $1.6 million or 6.5% in the three months ended March 31, 2008 compared with the same period in 2007 mainly due to the reversal of a $2.3 million accrual for Visa related litigation. A condition of Visa's IPO was to establish and fund an escrow to provide settlement funds for Visa litigation based in the United States existing prior to the IPO. Visa USA former member banks were required to share in Visa's pre-IPO litigation on a proportional basis under Visa's reciprocal responsibility plan. In the fourth quarter 2007, the Company accrued for its estimated Visa litigation obligations in the amount of $2.3 million, establishing a liability through a direct expense to earnings. As a result of Visa's IPO, a portion of the shares of the Company's holdings of Visa class B common stock were sold to fund the litigation escrow. The Company has recognized such in its financial statements by eliminating its liability and reversing the expense recognized in the fourth quarter 2007. Equipment expense declined $217 thousand or 19.1% primarily due to lower repair, maintenance and depreciation expenses. Amortization of deposit intangibles decreased $117 thousand or 12.0%. Data processing services increased $596 thousand or 39.1% due to conversion of the Company's item processing function to an outside vendor in the third quarter 2007. Salaries and related benefits increased $416 thousand or 3.3%, mainly due to higher employee benefit costs and annual merit increases.

In the first quarter of 2008, noninterest expense declined $4.2 million or 15.3% compared with the previous quarter mainly due to the reversal of a $2.3 million accrual for the Visa's litigation and the same litigation expense recorded in the last quarter 2007. Salaries and related benefits increased $618 thousand or 5.0% mostly due to annual merit increases, a higher staff count and higher employee benefits including seasonally high payroll taxes. Other noninterest expense increased $270 thousand or 19.8% primarily due to a $400 thousand credit for a reduction in the reserve for unfunded loan commitments in the last quarter of 2007 as a result of a reduction in commitments under construction credit facilities.


Provision for Income Tax

During the first quarter of 2008, the Company recorded income tax expense (FTE) of $16.9 million, compared with $13.9 million and $12.0 million for the first and fourth quarters of 2007, respectively. The current quarter provision represents an effective tax rate (FTE) of 38.7%, compared with 37.1% and 35.4% for the first and fourth quarters of 2007, respectively. The effective tax rate for the first quarter 2007 was lower primarily due to the tax-exempt nature of Company owned life insurance proceeds of $822 thousand. The effective tax rate for the fourth quarter was reduced primarily due to a $700 thousand tax refund and other tax items. The tax provisions and effective tax rates fluctuated due to the relative level of tax- exempt income from municipal securities and loans to the level of pretax income.

Classified Assets

The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of the loan portfolio. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the "classified" category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Other real estate owned is recorded at the lower of cost or fair value less cost to sell.

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                              At March 31,            At
                                                       --------------------------December 31,
                                                           2008         2007         2007
                                                       ---------------------------------------
    Classified loans                                        $33,303      $18,439      $24,419
    Other real estate owned                                     954          647          613
                                                       ---------------------------------------
    Classified loans and other real estate owned            $34,257      $19,086      $25,032
                                                       =======================================
    Allowance for loan losses /
     classified loans                                           157%         298%         215%


Classified loans include loans graded "Substandard", "Doubtful" and "Loss" using regulatory guidelines. At March 31, 2008, $32.6 million of loans are graded "Substandard" or 98.0% of total classified loans. Such substandard loans accounted for 1.33% of total gross loans at March 31, 2008. Classified loans at March 31, 2008, increased $14.9 million or 80.6% from a year ago. The increase resulted primarily from 20 downgrades, partially offset by nine loan payoffs and four upgrades. An $8.9 million or 36.4% increase in classified loans from December 31, 2007 was generally due to eight downgrades, partially offset by three upgrades and three payoffs. One of the loans downgraded during the first quarter 2008 was a construction loan relationship with $11.1 million outstanding at March 31, 2008. The loan collateral, located north of Sacramento, California, is comprised of land purchased for development and construction of approximately 110 residential real estate properties and thirteen finished and four nearly completed residential properties. Subsequent to March 31, 2008, the borrower marketed and received purchase offers on fourteen of the finished and nearly completed properties. These pending sales are subject to conditions typically present in similar transactions, including potential buyers obtaining financing. The Company is not offering financing for these pending transactions. If all of these pending sales are successful, the Company estimates the outstanding balance on the loan relationship will be reduced by $4.0 million, including a loan charge-off of approximately $780 thousand. Additionally, the borrower has received an offer on a portion of the remaining project. If such sale is completed, the outstanding balance on the loan relationship would be reduced $1.5 million with no loan charge-off. The Company is not offering financing for this potential transaction. Management is aggressively pursuing collection of the entire loan relationship. The Company anticipates an increase in non-accrual loans at June 30, 2008 due to this lending relationship.

Other real estate owned at March 31, 2008 was $954 thousand compared with $647 thousand at March 31, 2007 and $613 thousand at December 31, 2007. The increase was due to foreclosure on real estate collateral underlying one residential real estate loan.

Nonperforming Loans

Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans are placed on nonaccrual status upon becoming delinquent 90 days or more, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as "performing nonaccrual" and are included in total nonaccrual loans. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.

The following is a summary of nonperforming loans and OREO on the dates indicated (dollars in thousands):


                                                 At March 31,            At
                                          --------------------------December 31,
                                              2008         2007         2007
                                          ---------------------------------------
    Performing, nonaccrual loans                $1,652       $2,459       $1,688
    Nonperforming, nonaccrual loans              3,728        2,341        3,164
                                          ---------------------------------------
       Total nonaccrual loans                    5,380        4,800        4,852

    Loans 90 days past due and
      still accruing                               268           82          297
                                          ---------------------------------------
      Total nonperforming loans                  5,648        4,882        5,149

    Other real estate owned                        954          647          613
                                          ---------------------------------------
      Total                                     $6,602       $5,529       $5,762
                                          =======================================

    As a percentage of total loans                0.27%        0.22%        0.23%


Nonaccrual loans increased $528 thousand during the three months ended March 31, 2008. Twenty one loans comprised the $5.4 million nonaccrual loans as of March 31, 2008. Ten of those loans were on nonaccrual status throughout the first three months of 2008, while the remaining eleven loans were placed on nonaccrual status during the three months ended March 31, 2008. The Company actively pursues full collection of nonaccrual loans.

The Company's residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property at the time of origination serving as collateral for the loan, and require verification of income of the borrower(s). The Company had no "sub-prime" loans as of March 31, 2008, December 31, 2007 and March 31, 2007. Of the loans 90 days past due and still accruing at March 31, 2008, $-0- and $185 thousand were residential real estate loans and automobile loans, respectively. Delinquent consumer loans on accrual status were as follows ($ in thousands):


                                                                           At March 31,            At
                                                                    --------------------------December 31,
                                                                        2008         2007         2007
                                                                    ---------------------------------------
    Residential real estate loans:
    --------------------------------------
    30-89 days delinquent:
       Dollar amount                                                         $28       $1,863       $2,761
       Percentage of total residential real estate loans                    0.01%        0.37%        0.57%
    90 or more days delinquent:
       Dollar amount                                                        $-0-         $-0-         $-0-
       Percentage of total residential real estate loans                    0.00%        0.00%        0.00%

    Automobile loans:
    -------------------------
    30-89 days delinquent:
       Dollar amount                                                      $2,523       $1,771       $2,872
       Percentage of total automobile loans                                 0.54%        0.40%        0.61%
    90 or more days delinquent:
       Dollar amount                                                        $185          $60         $253
       Percentage of total automobile loans                                 0.04%        0.01%        0.05%


The Company had no restructured loans as of March 31, 2008, December 31, 2007 and March 31, 2007.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2008, if all such loans had been current in accordance with their original terms, was $105 thousand, compared to $110 thousand and $102 thousand, respectively, for the first and fourth quarters of 2007.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2008, totaled $61 thousand, compared to $119 thousand and $75 thousand, respectively, for the first and fourth quarters of 2007. These cash payments represent annualized yields of 4.41% for the first three months of 2008 compared to 10.14% and 6.15%, respectively, for the first and the fourth quarters of 2007.

Total cash payments received, including those recorded in prior years, which were applied against the book balance of nonaccrual loans outstanding at March 31, 2008, totaled $0 thousand, compared with approximately $4 thousand and $9 thousand for the first and the fourth quarters of 2007, respectively.

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


Allowance for Credit Losses

The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated (dollars in thousands):


                                                                  Three months ended
                                                       ---------------------------------------
                                                                March 31,
                                                       --------------------------December 31,
                                                           2008         2007         2007
                                                       ---------------------------------------
    Balance, beginning of period                            $55,799      $59,023      $56,631

    Provision for loan losses                                   600           75          475

    Provision for unfunded credit commitments                     0            0         (400)

    Loans charged off                                        (1,537)      (1,244)      (1,162)
    Recoveries of previously
       charged off loans                                        665          728          255
                                                       ---------------------------------------
      Net loan losses                                          (872)        (516)        (907)
                                                       ---------------------------------------
    Balance, end of period                                  $55,527      $58,582      $55,799
                                                       =======================================
    Components:
    Allowance for loan losses                                52,234       54,889       52,506
    Reserve for unfunded credit commitments                   3,293        3,693        3,293
                                                       ---------------------------------------
    Allowance for credit losses                             $55,527      $58,582      $55,799
                                                       =======================================
    Allowance for loan losses /
     loans outstanding                                         2.13%        2.18%        2.10%


The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data. The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $55.5 million allowance for credit losses to be adequate as a reserve against losses as of March 31, 2008.

The following table presents the allocation of the allowance for credit losses:

    Allocation of the Allowance for Credit Losses


                                                 At March 31,            At December 31,
                                                    2008                     2007
                                          ----------------------------------------------------
                                           Allocation    Loans as    Allocation    Loans as
                                             of the       Percent      of the       Percent
                                            Allowance    of Total     Allowance    of Total
    (dollars in thousands)                   Balance       Loans       Balance       Loans
                                          ----------------------------------------------------
    Commercial                                 $26,263           56%     $27,233           56%
    Real estate construction                     7,798            3%       5,403            4%
    Real estate residential                        379           19%         388           19%
    Consumer                                     4,688           22%       4,626           21%
    Unallocated portion                         16,399           --       18,149           --
                                          ----------------------------------------------------
    Total                                      $55,527          100%     $55,799          100%
                                          ====================================================


The allocation to loan portfolio segments changed from December 31, 2007 to March 31, 2008. The decrease in allocation for commercial loans reflects a decrease in classified commercial loans. The increase in allocation to real estate construction loans reflects an increase in criticized construction loans outstanding, which receive higher allocations due to higher risk attributes, offset in part by lower volumes of non-criticized construction loans and construction loan commitments.

The unallocated portion of the allowance for credit losses declined $1.8 million from December 31, 2007 to March 31, 2008. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At December 31, 2007 and March 31, 2008, Management's evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($4.0 million and $3.2 million, respectively), external competitive issues ($2.0 million and $1.6 million, respectively), internal credit administration considerations ($4.2 million and $3.5 million, respectively), and delinquency and problem loan trends ($4.2 million and $3.4 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management's judgment, review of trends in its loan portfolio, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management's analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $18.1 million at December 31, 2007, compared to $16.4 million at March 31, 2008.


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

The Company's asset and liability position remains slightly "liability sensitive," with a greater amount of interest-bearing liabilities subject to immediate and near-term interest rate changes relative to earning assets. As a result, the recent reduction in the federal funds target rate (charged for short-term inter-bank borrowings) and the related decline in U.S. Treasury bill rates should improve the Company's net interest margin in 2008. The lower short-term interest rates should lower the Company's cost of funds at a more rapid pace than its earning asset yields. The duration of the Company's earning assets and funding has not changed by a meaningful amount during the first three months of 2008. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, assuming a decrease of 100 bp in the federal funds rate and a decrease of 20 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are estimated to improve 0.5% over the Company's most likely net income plan for the twelve months ending March 31, 2009. Conversely, assuming an increase of 100 bp in the federal funds rate and an increase of 40 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 1.8% of the Company's most likely net income plan for the twelve months ending March 31, 2009. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Equity price risk can affect the Company. As an example, any preferred or common stock holdings, as permitted by banking regulations, can fluctuate in value. Management regularly assesses the extent and duration of any declines in market value, the causes of such declines, the likelihood of a recovery in market value, and its intent to hold securities until a recovery in value occurs. Declines in value of preferred or common stock holdings that are deemed "other than temporary" could result in loss recognition in the Company's income statement.

Fluctuations in the Company's common stock price can impact the Company's financial results in several ways. First, the Company has regularly repurchased and retired its common stock; the market price paid to retire the Company's common stock can affect the level of the Company's cash flows and shares outstanding for purposes of computing earnings per share. Second, the Company's common stock price impacts the number of dilutive equivalent shares used to compute diluted earnings per share. Third, fluctuations in the Company's common stock price can motivate holders of options to purchase Company common stock through the exercise of such options thereby increasing the number of shares outstanding. Finally, the amount of compensation expense associated with share based compensation fluctuates with changes in and the volatility of the Company's common stock price.

Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company's business activities.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.


Liquidity

The Company's principal source of liquidity is investment securities available for sale and principal payments from consumer and other loans. At March 31, 2008, investment securities available for sale totaled $478 million, representing a decrease of $55.1 million from December 31, 2007. The decrease is primarily attributable to principal payments and maturities. At March 31, 2008, indirect automobile loans totaled $469 million, which were experiencing stable monthly principal payments of approximately $18 million during the last three months. At March 31, 2008, $463 million in collateralized mortgage obligations ("CMOs") and mortgage backed securities ("MBSs") were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. All of the CMOs and MBSs are rated AAA based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC/ FNMA MBSs purchased for Community Reinvestment Act investment purposes, the Company has not purchased a CMO or MBS since November 2005. The CMOs and MBSs have been experiencing stable principal paydowns of approximately $7 million per month during the last three months. In addition, at March 31, 2008, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $17.8 million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired.

The Company generates significant liquidity from its operating activities. The Company's profitability during the first quarter of 2008 and 2007 contributed substantial operating cash flows of $31.6 million and $29.5 million, respectively. In the first quarter of 2008, operating activities provided cash for $9.8 million in shareholder dividends and $20.2 million utilized to repurchase common stock. In the first quarter of 2007, operating activities provided a substantial portion of cash for $10.3 million in shareholder dividends and $22.1 million utilized to repurchase common stock.

The Company's investing activities were also a net source of cash in the first quarter of 2008. Proceeds from maturing investment securities of $89.1 million were only partially reinvested, for a net increase in cash of $85.2 million. This cash inflow, $53.3 million in net loan repayments, and proceeds from sale of Federal Reserve Bank of San Francisco ("FRB") stock and Visa common stock provided substantial cash to reduce short-term borrowings by $163.3 million. During the first quarter 2008, the Federal Deposit Insurance Corporation ("FDIC") approved the Bank's application for continued deposit insurance coverage upon the Bank's withdrawal from the Federal Reserve System. The Bank terminated its membership with the Federal Reserve Bank of San Francisco and the FRB redeemed the Bank's FRB stock. The Bank is now subject to examination by the FDIC. The Bank also remains subject to examination by the California Commissioner of Financial Institutions. As a bank holding company, the Company remains subject to examination by the FRB. Customers' deposits declined $70.2 million as competition for deposits continued to be elevated in the first quarter of 2008. In the first three months of 2007, investing activities generated $52.3 million. Sales and maturities, net of purchases, of investment securities were $41.0 million. A $44.8 million increase in short-term borrowings partially offset a $72.4 million decrease in customers' deposits.

The Company anticipates maintaining its cash levels in 2008 mainly through profitability and retained earnings. It is anticipated that loan demand will be moderate to weak during the remainder of 2008, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service and market conditions. The recent series of reductions in the federal funds rate resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short-term borrowings. However, due to concerns regarding uncertainty in the general economic environment, competition, possible terrorist attacks and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality, debt retirement and other factors.

Westamerica Bancorporation ("the Parent Company") is a separate entity and apart from Westamerica Bank ("the Bank") and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to the Parent Company by the Bank is limited under California law. The amount that can be paid in any calendar year, without prior approval from the state regulatory agency, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. The Company believes that such restriction will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.


Capital Resources

The current and projected capital position of the Company and the impact of capital plans and long-term strategies are reviewed regularly by Management. The Company repurchases its Common Stock in the open market with the intention of supporting shareholder returns and mitigating the dilutive impact of issuing new shares for employee stock award and option plans. These programs have been implemented to optimize the Company's use of equity capital and enhance shareholder value. Pursuant to these programs, the Company repurchased 424 thousand shares in the first quarter of 2008, 447 thousand shares in the first quarter of 2007, and 491 thousand shares in the fourth quarter of 2007.

The Company's capital position represents the level of capital available to support continued operations and expansion. The Company's primary capital resource is shareholders' equity, which was $399.1 million at March 31, 2008, a decrease of $20.7 million or 4.9% from a year ago, however, an increase of $4.5 million or 1.1% from December 31, 2007. The changes are reflective of the effect of common stock repurchases, dividends paid to shareholders and a change in unrealized gain(loss) on securities available for sale, offset by the generation of earnings and stock issuance in connection with employee stock option exercises. The Company's ratio of equity to total assets increased to 9.19% at March 31, 2008, from 8.84% a year ago and 8.66% on December 31, 2007, because total assets decreased relatively more than stockholders' equity.

The following summarizes the ratios of capital to risk-adjusted assets for the Company on the date indicated:


                                                                                     Well-
                                                                                  Capitalized
                                    At March 31,            At         Minimum        by
                             --------------------------December 31,  Regulatory   Regulatory
                                 2008         2007         2007      Requirement  Definition
                             -----------------------------------------------------------------
    Tier I Capital                   9.74%        9.64%        9.33%        4.00%        6.00%
    Total Capital                   11.04%       10.96%       10.64%        8.00%       10.00%
    Leverage ratio                   6.61%        6.42%        6.32%        4.00%        5.00%


The risk-based capital ratios increased at March 31, 2008, compared with March 31, 2007, due to a decline in risk-weighted assets, partially offset by a decrease in equity capital. The risk-based capital ratios increased at March 31, 2008, compared with December 31, 2007, due to an increase in equity capital and a decrease in risk-weighted assets.

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the date indicated:


                                                                                     Well-
                                                                                  Capitalized
                                    At March 31,            At         Minimum        by
                             --------------------------December 31,  Regulatory   Regulatory
                                 2008         2007         2007      Requirement  Definition
                             -----------------------------------------------------------------
    Tier I Capital                   9.78%        9.80%        9.52%        4.00%        6.00%
    Total Capital                   11.25%       11.26%       10.98%        8.00%       10.00%
    Leverage ratio                   6.60%        6.49%        6.41%        4.00%        5.00%


The risk-based capital ratios declined at March 31, 2008, compared with March 31, 2007, due to a decrease in equity capital, offset in part by a decline in risk-weighted assets. The risk-based capital ratios increased at March 31, 2008, compared with December 31, 2007, due to an increase in equity capital and a decrease in risk-weighted assets.

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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

In March 2008, the Bush administration outlined a sweeping plan to streamline financial regulation in the United States. The proposals would consolidate regulatory agencies and revamp oversight of the financial system. Some of the proposals would shift regulatory power from states to the federal government. The proposals would require passage of Congressional legislation. The impact of these proposals on the future regulation of the Company is uncertain at this time.

There are no other material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  (a) None

  (b) None

  (c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2008 (in thousands, except per share data).


                                                   (c)          (d)
                                                 Total      Maximum
                                                Number       Number
                                             of Shares    of Shares
                                      (b)    Purchased     that May
                         (a)      Average   as Part of       Yet Be
                       Total        Price     Publicly    Purchased
                   Number of         Paid    Announced    Under the
                      Shares          per        Plans     Plans or
         Period    Purchased        Share or Programs*     Programs
    ----------------------------------------------------------------
    January 1
    through
    January 31           149       $45.56          149        1,224
    ----------------------------------------------------------------
    February 1
    through
    February 29          269        48.81          269          955
    ----------------------------------------------------------------
    March 1
    through
    March 31               6        49.42            6          949
    ----------------------------------------------------------------
    Total                424       $47.68          424          949
    ================================================================


* Includes 6 thousand, 3 thousand and 6 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the first quarter of 2008 pursuant to a program approved by the Board of Directors on August 23, 2007 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2008.

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits

 (a)The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

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



May 6, 2008                            /s/ JOHN "ROBERT" THORSON
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