Form 10-Q
period 2008-06-30
WESTAMERICA BANCORPORATION
filed 2008-07-31
CIK 311094

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

                        Yes [ x ]                No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ X ]              Accelerated Filer [   ]
Non-Accelerated Filer [   ]                Smaller reporting company [   ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                        Yes [   ]                No [ x ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        Title  of  Class          Shares Outstanding as of July 28, 2008

          Common Stock,                           28,961,632
          No Par Value

                                       TABLE OF CONTENTS


                                                                                                  Page
                                                                                                  -----
Forward Looking Statements                                                                            2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                                                       3

  Notes to Unaudited Condensed Consolidated Financial Statements                                      7

  Financial Summary                                                                                  12

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                 13

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                31

  Item 4 - Controls and Procedures                                                                   31

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                         32

  Item 1A - Risk Factors                                                                             32

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                               32

  Item 3 - Defaults upon Senior Securities                                                           33

  Item 4 - Submission of Matters to a Vote of Security Holders                                       33

  Item 5 - Other Information                                                                         33

  Item 6 - Exhibits                                                                                  33

  Signature                                                                                          34

  Exhibit Index                                                                                      35

  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
       Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                              36

  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
       Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                              37

  Exhibit 32.1 - Certification of Chief Executive Officer                                            38
       Required by 18 U.S.C. Section 1350

  Exhibit 32.2 - Certification of Chief Financial Officer                                            39
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                             At June 30,           At
                                                    --------------------------December 31,
                                                        2008         2007         2007
                                                    ---------------------------------------
Assets:
  Cash and cash equivalents                             $134,094     $164,065     $209,764
  Money market assets                                        338          325          333
  Investment securities available for sale               391,028      582,959      532,821
  Investment securities held to maturity,
    with market values of:
       $975,245 at June 30, 2008                         978,298
     $1,085,464 at June 30, 2007                                    1,104,132
     $1,049,422 at December 31, 2007                                             1,045,288
  Loans, gross                                         2,431,011    2,521,738    2,502,976
  Allowance for loan losses                              (50,964)     (53,473)     (52,506)
                                                    ---------------------------------------
    Loans, net of allowance for loan losses            2,380,047    2,468,265    2,450,470
  Other real estate owned                                    920          613          613
  Premises and equipment, net                             27,460       29,169       28,380
  Identifiable intangibles                                16,784       20,215       18,429
  Goodwill                                               121,719      121,719      121,719
  Interest receivable and other assets                   138,180      155,607      151,142
                                                    ---------------------------------------
    Total Assets                                      $4,188,868   $4,647,069   $4,558,959
                                                    =======================================
Liabilities:
  Deposits:
    Noninterest bearing                               $1,195,004   $1,266,941   $1,245,500
    Interest bearing:
      Transaction                                        527,109      554,036      544,411
      Savings                                            754,677      809,791      760,006
      Time                                               686,702      704,264      714,873
                                                    ---------------------------------------
    Total deposits                                     3,163,492    3,335,032    3,264,790
  Short-term borrowed funds                              514,131      809,261      798,599
  Debt financing and notes payable                        36,699       36,846       36,773
  Liability for interest, taxes and
    other expenses                                        64,101       57,948       64,194
                                                    ---------------------------------------
    Total Liabilities                                  3,778,423    4,239,087    4,164,356
                                                    ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         28,889 at June 30, 2008                         348,748
         29,732 at June 30, 2007                                      335,300
         29,018 at December 31, 2007                                               334,211
  Deferred compensation                                    2,409        2,990        2,990
  Accumulated other comprehensive income (loss)            1,074         (777)      (4,520)
  Retained earnings                                       58,214       70,469       61,922
                                                    ---------------------------------------
    Total Shareholders' Equity                           410,445      407,982      394,603
                                                    ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                        $4,188,868   $4,647,069   $4,558,959
                                                    =======================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)


                                                         Three months ended        Six months ended
                                                              June 30,                  June 30,
                                                        2008         2007         2008         2007
                                                    ----------------------------------------------------
Interest Income:
  Loans                                                  $37,274      $40,727      $76,006      $80,894
  Money market assets and funds sold                           1            2            2            3
  Investment securities available for sale
    Taxable                                                2,312        3,919        5,424        7,989
    Tax-exempt                                             2,630        2,922        5,320        5,974
  Investment securities held to maturity
    Taxable                                                4,827        5,987       10,010       12,255
    Tax-exempt                                             5,611        5,784       11,287       11,599
                                                    ----------------------------------------------------
    Total interest income                                 52,655       59,341      108,049      118,714
                                                    ----------------------------------------------------
Interest Expense:
  Transaction deposits                                       347          528          799        1,051
  Savings deposits                                         1,105        1,452        2,435        2,861
  Time deposits                                            3,873        7,540        9,419       14,845
  Short-term borrowed funds                                2,483        8,718        7,405       17,014
  Notes payable                                              578          578        1,156        1,156
                                                    ----------------------------------------------------
    Total interest expense                                 8,386       18,816       21,214       36,927
                                                    ----------------------------------------------------
Net Interest Income                                       44,269       40,525       86,835       81,787
                                                    ----------------------------------------------------
Provision for credit losses                                  600           75        1,200          150
                                                    ----------------------------------------------------
Net Interest Income After
  Provision For Credit Losses                             43,669       40,450       85,635       81,637
                                                    ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                      7,529        7,716       14,825       15,244
  Merchant credit card                                     2,712        2,768        5,292        5,217
  Debit card                                                 978          960        1,882        1,856
  Trust fees                                                 377          304          680          641
  Financial services commissions                             274          363          504          673
  Mortgage banking                                            27           33           67           62
  Other                                                    2,438        2,556        4,765        5,463
  Securities impairment                                  (18,178)           0      (18,178)           0
  Life insurance proceeds                                      0            0            0          822
  Gain on sale of Visa common stock                            0            0        5,698            0
                                                    ----------------------------------------------------
  Total Noninterest Income                                (3,843)      14,700       15,535       29,978
                                                    ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                           13,065       12,622       26,049       25,189
  Occupancy                                                3,443        3,342        6,833        6,633
  Data processing                                          2,105        1,543        4,225        3,066
  Equipment                                                1,001        1,147        1,922        2,284
  Courier service                                            824          857        1,653        1,705
  Amortization of intangibles                                788          893        1,646        1,868
  Professional fees                                          683          409        1,219          904
  Other                                                    4,428        3,893        8,184        7,721
  Visa litigation expense                                      0            0       (2,338)           0
                                                    ----------------------------------------------------
  Total Noninterest Expense                               26,337       24,706       49,393       49,370
                                                    ----------------------------------------------------
Income Before Income Taxes                                13,489       30,444       51,777       62,245
Provision for income taxes                                 1,287        8,093       12,797       16,324
                                                    ----------------------------------------------------
Net Income                                               $12,202      $22,351      $38,980      $45,921
                                                    ====================================================

Average Shares Outstanding                                28,916       29,938       28,888       30,139
Diluted Average Shares Outstanding                        29,392       30,365       29,301       30,593

Per Share Data:
  Basic Earnings                                           $0.42        $0.75        $1.35        $1.52
  Diluted Earnings                                          0.42         0.74         1.33         1.50
  Dividends Paid                                            0.35         0.34         0.69         0.68

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)


                                                                               Accumulated
                                                                              Other Compre-
                                                       Common      Deferred      hensive     Retained
                                          Shares        Stock    Compensation Income (Loss)  Earnings       Total
                                       ------------------------------------------------------------------------------
Balance, December 31, 2006                   30,547     $341,529       $2,734       $1,850      $78,122     $424,235
  Comprehensive income
    Net income for the period                                                                    45,921       45,921
    Other comprehensive income,
      net of tax:
      Net unrealized loss on securities
        available for sale                                                          (2,646)                   (2,646)
      Post-retirement benefit transition
        obligation amortization                                                         19                        19
                                                                                                        -------------
  Total comprehensive income                                                                                  43,294
  Exercise of stock options                      74        2,716                                               2,716
  Stock option tax benefits                                  140                                                 140
  Restricted stock activity                      12          316          256                                    572
  Stock based compensation                                   939                                                 939
  Stock awarded to employees                      3          126                                                 126
  Purchase and retirement of stock             (904)     (10,466)                               (33,012)     (43,478)
  Dividends                                                                                     (20,562)     (20,562)
                                       ------------------------------------------------------------------------------
Balance, June 30, 2007                       29,732     $335,300       $2,990        ($777)     $70,469     $407,982
                                       ==============================================================================

Balance, December 31, 2007                   29,018     $334,211       $2,990      ($4,520)     $61,922     $394,603
  Comprehensive income
    Net income for the period                                                                    38,980       38,980
    Other comprehensive income,
      net of tax:
      Net unrealized gain on securities
        available for sale                                                           5,576                     5,576
      Post-retirement benefit transition
        obligation amortization                                                         18                        18
                                                                                                        -------------
  Total comprehensive income                                                                                  44,574
  Exercise of stock options                     453       18,587                                              18,587
  Stock option tax benefits                                  896                                                 896
  Restricted stock activity                      11        1,261         (581)                                   680
  Stock based compensation                                   672                                                 672
  Stock awarded to employees                      3          142                                                 142
  Purchase and retirement of stock             (596)      (7,021)                               (22,697)     (29,718)
  Dividends                                                                                     (19,991)     (19,991)
                                       ------------------------------------------------------------------------------
Balance, June 30, 2008                       28,889     $348,748       $2,409       $1,074      $58,214     $410,445
                                       ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                                  For the six months
                                                                                    ended June 30,
                                                                              --------------------------
                                                                                  2008         2007
                                                                              --------------------------
Operating Activities:
  Net income                                                                       $38,980      $45,921
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                    4,654        4,892
    Provision for credit losses                                                      1,200          150
    Net deferral (amortization) of loan fees, net of cost                               87         (741)
    Decrease in interest income receivable                                           2,297          762
    Increase in other assets                                                        (3,359)      (6,667)
    Decrease in income taxes payable                                                (2,845)        (953)
    (Decrease) increase in interest expense payable                                 (2,066)          27
    Increase in other liabilities                                                    3,278        3,120
    Stock option compensation expense                                                  672          939
    Stock option tax benefits                                                         (896)        (140)
    Impairment of investment securities                                             18,178            0
    Gain on sale of Visa common stock                                               (5,698)           0
    Writedown of equipment                                                               9            7
    Originations of loans for resale                                                  (877)        (271)
    Net proceeds from sale of loans originated for resale                              884          212
    Writedown on property acquired in satisfaction of debt                               0           34
                                                                              --------------------------
Net Cash Provided by Operating Activities                                           54,498       47,292
                                                                              --------------------------
Investing Activities:
  Net repayments of loans                                                           68,824        8,788
  Purchases of investment securities available for sale                             (5,566)     (26,178)
  Proceeds from maturity/calls of securities available for sale                    139,285       55,189
  Purchases of investment securities held to maturity                                    0            0
  Proceeds from maturity/calls of securities held to maturity                       66,990       60,960
  Purchases of FRB/FHLB* securities                                                    (77)         (73)
  Proceeds from sale of FRB/FHLB* stock                                             11,325           73
  Proceeds from sale of Visa common stock                                            5,698            0
  Purchases of property, plant and equipment                                          (581)        (752)
                                                                              --------------------------
Net Cash Provided by Investing Activities                                          285,898       98,007
                                                                              --------------------------
Financing Activities:
  Net decrease in deposits                                                        (101,298)    (181,702)
  Net (decrease) increase in short-term borrowings                                (284,468)      77,284
  Repayments of notes payable                                                          (74)         (74)
  Exercise of stock options                                                         18,587        2,716
  Stock option tax benefits                                                            896          140
  Purchase and retirement of stock                                                 (29,718)     (43,478)
  Dividends paid                                                                   (19,991)     (20,562)
                                                                              --------------------------
Net Cash Used in Financing Activities                                             (416,066)    (165,676)
                                                                              --------------------------
Net Decrease In Cash and Cash Equivalents                                          (75,670)     (20,377)

Cash and Cash Equivalents at Beginning of Period                                   209,764      184,442
                                                                              --------------------------
Cash and Cash Equivalents at End of Period                                        $134,094     $164,065
                                                                              ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                        $307           $0
  Unrealized gain (loss) on securities available for sale, net                       5,576       (2,646)

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                                     $23,280      $36,955
  Income tax payments for the period                                                15,642       17,263

See accompanying notes to unaudited condensed consolidated financial statements.
* Federal Reserve Bank/Federal Home Loan Bank ("FRB/FHLB")


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

On January 1, 2008, the Company adopted the following new accounting pronouncements:
- FASB Statement No. 157 ("FAS 157") - Fair Value Measurements
- FASB Statement No. 159 ("FAS 159") - The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115

The adoption of FAS 157 and FAS 159 did not have any affect on the Company's financial statements at the date of adoption. For additional information, see
Note 3.

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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("FAS 161"). FAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company had no derivative instruments designated as hedges as of June 30, 2008. The Company will adopt FAS 161 on January 1, 2009.


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

On January 1, 2008, the Company also adopted the provisions of FAS 157, Fair Value Measurements, with the exception of the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FASB Staff Position (FSP) No. FAS 157-2. FAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. FSP FAS 157-2 delays the effective date of the FAS 157 requirements for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Other real estate owned is an example of a nonfinancial asset that the Company will be required to measure at fair value on a non-recurring basis in accordance with generally accepted accounting principles.

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

The table below presents the balances of available for sale securities measured at fair value on a recurring basis. (in thousands)


                                  At June 30, 2008
                -------------------------------------------------
                   Total     Level 1     Level 2      Level 3
                -------------------------------------------------
                   $391,028    $92,731     $298,297           $0
                =================================================


The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, ("SFAS 114"). Under SFAS 114, loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS 157. Loans measured at fair value on a non-recurring basis were measured for impairment by valuing the underlying collateral based on third-party appraisals which are level 3 fair value measurements. At June 30, 2008, impaired loans totaled $8.3 million.


Note 4:  Investments

The amortized cost and estimated market value of the available for sale investment securities portfolio as of June 30, 2008 follows:


                                                      Amortized    Estimated
                                                        Cost     Market Value
                                                    --------------------------
Securities of U.S. Treasury and federal agencies         $44,045      $44,195
Mortgage-backed securities                               116,014      113,711
Obligations of states and political subdivisions         170,185      173,994
Asset-backed securities                                    9,999        8,702
FHLMC and FNMA stock                                      44,533       44,533
Other securities                                           3,812        5,893
                                                    --------------------------
Total                                                   $388,588     $391,028
                                                    ==========================


The amortized cost and estimated market value of the held to maturity investment securities portfolio as of June 30, 2008 follows:


                                                      Amortized    Estimated
                                                        Cost     Market Value
                                                    --------------------------
Securities of U.S. federal agencies                     $110,000     $111,226
Mortgage-backed securities                               316,547      310,883
Obligations of states and political subdivisions         551,751      553,136
                                                    --------------------------
Total                                                   $978,298     $975,245
                                                    ==========================


Note 5: Loans

A summary of the major categories of loans outstanding is shown in the following table.


                                                           At June 30,             At
                                                    --------------------------December 31,
                                                        2008         2007         2007
                                                    ---------------------------------------
    Real Estate - commercial                            $841,044     $876,713     $856,581
    Real Estate - construction                            70,651       79,876       97,464
    Real Estate - residential                            463,307      489,838      484,549
                                                    ---------------------------------------
       Total Real Estate loans                         1,375,002    1,446,427    1,438,594
    Commercial                                           539,075      551,730      532,650
    Installment and personal                             516,934      523,581      531,732
                                                    ---------------------------------------
       Gross loans                                     2,431,011    2,521,738    2,502,976
    Allowance for loan losses                            (50,964)     (53,473)     (52,506)
                                                    ---------------------------------------
          Net loans                                   $2,380,047   $2,468,265   $2,450,470
                                                    =======================================


There were no loans held for sale at June 30, 2008, June 30, 2007 and December 31, 2007.


Note 6: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the six months ended June 30, 2008 and June 30, 2007. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the second quarter of 2008 and second quarter of 2007, no such adjustments were recorded.

The changes in the carrying value of goodwill were ($ in thousands):


  December 31, 2006                        $121,719

                                            --
                                       -------------
  June 30, 2007                            $121,719
                                       =============

  December 31, 2007                        $121,719

                                            --
                                       -------------
  June 30, 2008                            $121,719
                                       =============


The gross carrying amount of intangible assets and accumulated amortization was ($ in thousands):


                                                             June 30,
                                       ----------------------------------------------------
                                                  2008                      2007
                                       ----------------------------------------------------
                                           Gross                     Gross
                                         Carrying    Accumulated   Carrying    Accumulated
                                          Amount    Amortization    Amount    Amortization
                                       ----------------------------------------------------
  Core Deposit Intangibles                  $24,383     ($12,426)     $24,383     ($10,339)

  Merchant Draft Processing Intangible       10,300       (5,473)      10,300       (4,129)
                                       ----------------------------------------------------
    Total Intangible Assets                 $34,683     ($17,899)     $34,683     ($14,468)
                                       ====================================================


As of June 30, 2008, the current year and estimated future amortization expense for intangible assets was ($ in thousands):


                                                                   Merchant
                                                        Core         Draft
                                                       Deposit    Processing
                                                     Intangibles  Intangible      Total
                                                    ---------------------------------------
  Six months ended June 30, 2008 (actual)                 $1,022         $624       $1,646

  Estimate for year ended December 31,
                       2008                                2,021        1,200        3,221
                       2009                                1,859          962        2,821
                       2010                                1,635          774        2,409
                       2011                                1,386          624        2,010
                       2012                                1,230          500        1,730
                       2013                                  964          400        1,364


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

The following table sets forth the net periodic post-retirement benefit costs (in thousands):


                                                     For the six months ended
                                                            June 30,
                                                    --------------------------
                                                        2008         2007
                                                    --------------------------
  Service cost                                             ($200)          $8
  Interest cost                                              132          132
  Amortization of unrecognized
    transition obligation                                     30           30
                                                    --------------------------
  Net periodic cost                                         ($38)        $170
                                                    ==========================


The Company does not fund plan assets for any post-retirement benefit plans.

Note 8: Contingent Liabilities

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

We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $32.0 million and $33.0 million at June 30, 2008 and December 31, 2007, respectively. We also had commitments for commercial and similar letters of credit of $68 thousand and $613 thousand at June 30, 2008 and December 31, 2007, respectively.

Note 9: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share. Basic earnings per share are computed by dividing net income by the average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the average number of shares outstanding during the period plus the impact of common stock equivalents.


                                                             For the                   For the
                                                           three months               six months
                                                          ended June 30,            ended June 30,
    (In thousands, except per share data)               2008         2007         2008         2007
                                                    ----------------------------------------------------
    Weighted average number of common
      shares outstanding - basic                          28,916       29,938       28,888       30,139

    Add exercise of options reduced by the
      number of shares that could have been
      purchased with the proceeds of such
      exercise                                               476          427          413          454
                                                    ----------------------------------------------------
    Weighted average number of common
      shares outstanding - diluted                        29,392       30,365       29,301       30,593
                                                    ====================================================

    Net income                                           $12,202      $22,351      $38,980      $45,921

    Basic earnings per share                               $0.42        $0.75        $1.35        $1.52

    Diluted earnings per share                             $0.42        $0.74        $1.33        $1.50


For the three months and six months ended June 30, 2008, all options outstanding were included in the computation of diluted net income per share because the fair value of the stock exceeded the option exercise price. However, for the three months and six months ended June 30, 2007, options to purchase 901 thousand and 911 thousand shares of common stock, respectively, were not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
Financial Summary
(Dollars in thousands, except per share data)



                                                        Three months ended         Six months ended
                                                            June 30,                  June 30,
                                                    ----------------------------------------------------
                                                        2008         2007         2008         2007
                                                    ----------------------------------------------------
    Net Interest Income (FTE)**                          $49,731      $46,059      $97,713      $92,973
    Provision for Loan Losses                               (600)         (75)      (1,200)        (150)
    Noninterest Income:
      Gain on sale of Visa common stock                        0            0        5,698            0
      Securities impairment                              (18,178)           0      (18,178)           0
      Life insurance proceeds                                  0            0            0          822
      Deposit service charges and other                   14,335       14,700       28,015       29,156
                                                    ----------------------------------------------------
    Total Noninterest Income                              (3,843)      14,700       15,535       29,978
    Noninterest Expense:
      Visa litigation                                          0            0        2,338            0
      Other                                              (26,337)     (24,706)     (51,731)     (49,370)
                                                    ----------------------------------------------------
    Total Noninterest Expense                            (26,337)     (24,706)     (49,393)     (49,370)
                                                    ----------------------------------------------------
    Income Before Income Taxes (FTE)**                    18,951       35,978       62,655       73,431
    Provision for Income Taxes (FTE)**                    (6,749)     (13,627)     (23,675)     (27,510)
                                                    ----------------------------------------------------
    Net Income                                           $12,202      $22,351      $38,980      $45,921
                                                    ====================================================

    Average Shares Outstanding                            28,916       29,938       28,888       30,139
    Diluted Average Shares Outstanding                    29,392       30,365       29,301       30,593
    Shares Outstanding at Period End                      28,889       29,732       28,889       29,732

    As Reported:
      Basic Earnings Per Share                             $0.42        $0.75        $1.35        $1.52
      Diluted Earnings Per Share                           $0.42        $0.74        $1.33        $1.50
      Return On Assets                                      1.15%        1.92%        1.80%        1.97%
      Return On Equity                                     11.90%       21.94%       19.44%       22.49%
      Net Interest Margin (FTE)**                           5.16%        4.36%        4.97%        4.38%
      Net Loan Losses to Average Loans                      0.31%        0.24%        0.22%        0.16%
      Efficiency Ratio*                                     57.4%        40.7%        43.6%        40.2%

    Average Balances:
      Total Assets                                    $4,257,325   $4,668,627   $4,345,630   $4,691,007
      Earning Assets                                   3,865,110    4,245,342    3,946,665    4,266,357
      Total Loans, Gross                               2,439,062    2,516,114    2,458,364    2,518,085
      Total Deposits                                   3,183,812    3,377,413    3,198,079    3,402,548
      Shareholders' Equity                               412,263      408,564      403,268      411,791

    Balances at Period End:
      Total Assets                                    $4,188,868   $4,647,069
      Earning Assets                                   3,800,675    4,209,154
      Total Loans, Gross                               2,431,011    2,521,738
      Total Deposits                                   3,163,492    3,335,032
      Shareholders' Equity                               410,445      407,982

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                    2.10%        2.12%
      Book Value Per Share                                $14.21       $13.72
      Equity to Assets                                      9.80%        8.78%
      Total Capital to Risk Adjusted Assets                11.51%       10.83%

    Dividends Paid Per Share                               $0.35        $0.34        $0.69        $0.68
    Dividend Payout Ratio                                     83%          46%          52%          45%


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported second quarter 2008 net income of $12.2 million or $0.42 diluted earnings per share. These results compare to net income of $22.4 million or $0.74 diluted earnings per share for the same period of 2007. In the second quarter of 2008, the Company recognized a $10.5 million after-tax or $0.35 diluted earnings per share securities impairment of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock held in its available for sale investment portfolio.

On a year-to-date basis, the Company reported net income for the six months ended June 30, 2008 of $39.0 million or $1.33 diluted earnings per share, compared with $45.9 million or $1.50 diluted earnings per share for the same period of 2007. The first half of 2008 included the $10.5 million after-tax impairment in the value of FHLMC and FNMA preferred stock and $4.7 million in after-tax benefits from Visa's initial public offering which combined to reduce net income by $5.8 million and earnings per diluted share by $0.20. The first half of 2007 included $822 thousand in tax-exempt company owned life insurance proceeds, representing $0.02 diluted earnings per share.

Following is a summary of the components of net income for the periods indicated (dollars in thousands except per share data):


                                                        Three months ended         Six months ended
                                                            June 30,                  June 30,
                                                    ----------------------------------------------------
                                                        2008         2007         2008         2007
                                                    ----------------------------------------------------
    Net interest income (FTE)                            $49,731      $46,059      $97,713      $92,973
    Provision for loan losses                               (600)         (75)      (1,200)        (150)
    Noninterest income                                    (3,843)      14,700       15,535       29,978
    Noninterest expense                                  (26,337)     (24,706)     (49,393)     (49,370)
    Provision for income taxes (FTE)                      (6,749)     (13,627)     (23,675)     (27,510)
                                                    ----------------------------------------------------
    Net income                                           $12,202      $22,351      $38,980      $45,921
                                                    ====================================================

    Average diluted shares                                29,392       30,365       29,301       30,593

    Diluted earnings per share                             $0.42        $0.74        $1.33        $1.50

    Average total assets                              $4,257,325   $4,668,627   $4,345,630   $4,691,007

    Net income (annualized) to average total assets         1.15%        1.92%        1.80%        1.97%


Net income for the second quarter of 2008 was $10.1 million less than the same quarter of 2007, reflecting a $10.5 million after-tax FHLMC and FNMA preferred stock impairment charge in the second quarter of 2008. Net interest income
(FTE) increased $3.7 million or 8.0%, the net result of lower funding costs, partially offset by lower average earning assets and declining yields on loans. The provision for loan losses increased $525 thousand, reflecting Management's assessment of credit risk and the level of the allowance for loan losses. Noninterest income fell $18.5 million primarily due to the above impairment charge. Noninterest expense increased $1.6 million or 6.6% mostly due to higher personnel and data processing costs. The provision for income taxes (FTE) decreased $6.9 million mostly due to the $7.7 million tax benefit of the impairment charge.

Comparing the first six months of 2008 to the prior year, net income decreased $6.9 million or 15.1%, due to a charge for the impairment of FHLMC and FNMA preferred stock and higher loan loss provision, partially offset by higher net interest income (FTE), a gain on sale of VISA common stock and lower tax provision (FTE). The higher net interest income (FTE) was mainly caused by lower funding costs, partially offset by a lower volume of average interest-earning assets and lower yields on loans. The provision for loan losses increased $1.1 million to reflect Management's assessment of credit risk and the level of the allowance for loan losses. Noninterest income declined $14.4 million mainly due to the above impairment charge on FHLMC and FNMA preferred stock, partially offset by the above gain on sale of VISA common stock. Noninterest expense increased $23 thousand, primarily the net result of higher data processing costs, partly offset by the reversal of a $2.3 million accrual for Visa related litigation. The income tax provision
(FTE) decreased $3.8 million or 13.9% largely due to the above tax benefit from the impairment charge, partially offset by an increase related to the gain on sale of Visa common stock.

Net Interest Income

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):


                                                        Three months ended         Six months ended
                                                            June 30,                  June 30,
                                                    ----------------------------------------------------
                                                        2008         2007         2008         2007
                                                    ----------------------------------------------------
    Interest and fee income                              $52,655      $59,341     $108,049     $118,714
    Interest expense                                      (8,386)     (18,816)     (21,214)     (36,927)
    FTE adjustment                                         5,462        5,534       10,878       11,186
                                                    ----------------------------------------------------
      Net interest income (FTE)                          $49,731      $46,059      $97,713      $92,973
                                                    ====================================================

    Average earning assets                            $3,865,110   $4,245,342   $3,946,665   $4,266,357

    Net interest margin (FTE)                               5.16%        4.36%        4.97%        4.38%


The Company's net interest margin has expanded during the three and six months ended June 30, 2008 compared to the respective periods in 2007. The Federal Reserve's Open Market Committee (FOMC) reduced the target federal funds rate from 5.25 percent in August 2007 to 2.00 percent in April 2008 in seven increments. As a result, short-term interest rates declined and the Company managed to reduce the interest rates paid on deposits and other interest-bearing liabilities during 2008 compared to respective periods in 2007. During this period, the Company's loan and investment yields were less sensitive to changes in interest rates resulting in a lesser reduction in such yields compared to the rates paid on deposits and other funding sources. Offsetting some of the benefit of the expanding margin was the reduction in the level of average interest-earning assets in 2008 relative to 2007.

Net interest income (FTE) rose during the second quarter of 2008 by $3.7 million or 8.0% from the same period in 2007 to $49.7 million, mainly due to lower rates on average interest- bearing liabilities (down 126 basis points ("bp")) and lower average balances of those liabilities (down $336 million), partly offset by lower average earning assets (down $380 million) and lower yields on loans (down 35 bp).

Comparing the first six months of 2008 with the same period of 2007, net interest income (FTE) increased $4.7 million or 5.1%, primarily due to lower rates paid on interest-bearing liabilities (down 93 bp) and a lower average volume of those liabilities (down $263 million), partially offset by lower average earning assets (down $320 million) and lower yields on loans (down 26 bp).


Interest and Fee Income

Interest and fee income (FTE) for the second quarter of 2008 decreased $6.8 million or 10.4% from the same period in 2007. The decline was caused by lower average balances of earning assets (down $380 million) and lower yields on loans (down 35 bp).

In Management's opinion, current economic conditions are not conducive for generating profitable loan growth. Recent downward pressure on real estate values create a cautious view toward real estate lending, and economic pressure on consumers has reduced demand for automobile and other consumer loans. Additionally, yields available on the highest quality investment securities do not offer an adequate profit margin over the cost of funding. As a result, the Company has not taken an aggressive posture relative to current loan and investment portfolio growth.

The decrease in the average earning assets in the second quarter of 2008 compared with the same period in 2007 was substantially attributable to a $303 million decline in the average investment portfolio: U.S. government sponsored entity obligations (down $146 million), mortgage backed securities and collateralized mortgage obligations (down $109 million), municipal securities (down $40 million) and corporate and other securities (down $11 million). Average total loans were lower by $77 million in the second quarter of 2008 compared with the same period in 2007 primarily due to decreases in the average balances of commercial real estate loans (down $40 million), residential real estate loans (down $27 million) and tax-exempt commercial loans (down $15 million), partially offset by increases in the average balances of consumer loans (up $7 million) and construction loans (up $6 million).

The average yield on the Company's earning assets decreased from 6.12% in the second quarter of 2007 to 6.03% in the same period in 2008. The composite yield on loans fell 35 bp to 6.34% due to decreases in yields on taxable commercial loans (down 133 bp), real estate construction loans (down 450 bp), consumer loans (down 29 bp) and commercial real estate loans (down 3 bp), partially offset by higher yields on tax-exempt commercial loans (up 19 bp) and residential real estate loans (up 9 bp). Real estate construction loans and commercial lines of credit have variable interest rates based on the prime lending rate. The prime lending rate averaged 8.25 percent in the second quarter 2007 compared to 5.08 percent in the second quarter 2008, reducing the yields earned on real estate construction loans and commercial lines of credit. Additionally, a $10.3 million construction loan relationship was placed on nonaccrual status during the second quarter with $203 thousand in accrued interest reversed from interest income, which further reduced the yield earned on construction loans during the period. Conversely, a commercial loan on nonaccrual status as of March 31, 2008 was returned to accrual status upon receipt of all past due loan payments including $160 thousand in interest recorded as interest income, which increased the yield on commercial loans during the period. For more information regarding nonaccrual loans and interest income recorded thereon, see the section entitled Nonperforming Loans and Other Real Estate Owned. The investment portfolio yield increased 20 bp to 5.51%, mainly due to higher yields on mortgage backed securities and collateralized mortgage obligations (up 7 bp), municipal securities (up 5 bp) and U.S. government sponsored entity obligations (up 3 bp), partially offset by corporate and other securities (down 17 bp). As investment portfolio volumes have declined over the past year, municipal security volumes have declined at a slower rate than the remainder of the investment portfolio. As a result, municipal securities represented 51 percent of total average investment security volumes during the second quarter 2008, compared to 44 percent during the second quarter 2007. This migration in the composition of the investment portfolio has improved the overall yield of the investment portfolio since municipal security yields exceed the yield of the overall investment portfolio.

Comparing the first half of 2008 with the corresponding period a year ago, interest and fee income (FTE) was down $11.0 million or 8.4%. The decrease largely resulted from lower average balances of earning assets and lower yields on loans.

Average earning assets decreased $320 million or 7.5% for the first half of 2008 compared with the same period of 2007, due to a $260 million decline in the investment portfolio and a $60 million decrease in the loan portfolio. Lower average investment balances were largely attributable to mortgage backed securities and collateralized mortgage obligations (down $110 million), U.S. government sponsored obligations (down $107 million), municipal securities (down $37 million) and corporate and other securities (down $10 million). The loan portfolio decline was primarily due to decreases in the average balances of commercial real estate loans (down $45 million), residential real estate loans (down $26 million), tax-exempt commercial loans (down $16 million) and taxable commercial loans (down $6 million), partly offset by increases in the average balance of consumer loans (up $20 million) and real estate construction loans (up $14 million).

The average yield on earning assets for the first half of 2008 was 6.05% compared with 6.12% in the corresponding period of 2007. The loan portfolio yield for the first half of 2008 compared with the same period of 2007 was lower by 26 bp, primarily due to decreases in yields on taxable commercial loans (down 113 bp), construction loans (down 293 bp), consumer loans (down 17 bp) and commercial real estate loans (down 7 bp), partially offset by commercial tax-exempt loans (up 9 bp) and residential real estate loans (up 8 bp). The investment portfolio yield rose by 12 bp. The increase resulted mostly from higher yields on mortgage backed securities and collateralized mortgage obligations (up 8 bp), partially offset by U.S. government sponsored obligations (down 3 bp) and corporate and other securities (down 42 bp).


Interest Expense

Interest expense in the second quarter of 2008 decreased $10.4 million compared with the same period in 2007. The decrease was attributable to lower rates paid on the interest- bearing liabilities and lower average balances of those liabilities.

The average rate paid on interest-bearing liabilities decreased from 2.56% in the second quarter of 2007 to 1.30% in the same quarter of 2008. Rates paid on most interest-bearing liabilities moved with general market conditions. Rates on deposits decreased 74 bp to 1.07% primarily due to decreases in rates paid on CDs over $100 thousand (down 262 bp), preferred money market savings (down 111 bp), retail CDs (down 49 bp) and money market checking accounts (down 11
bp). Rates on short-term borrowings also decreased 266 bp mostly due to lower rates on federal funds purchased (down 313 bp) and line of credit and repurchase facilities (down 252 bp).

Interest-bearing liabilities declined $336 million or 11.5% for the second quarter of 2008 over the same period of 2007. Most categories of deposits declined including money market savings (down $73 million), money market checking accounts (down $30 million), regular savings (down $22 million) and retail CDs (down $19 million). The decline was partially offset by a $34 million increase in preferred money market savings. Short-term borrowings declined $222 million primarily due to a $210 million decrease in federal funds purchased.

Comparing the first half of 2008 to the corresponding period of 2007, interest expense decreased $15.7 million, due to lower rates paid on interest-bearing liabilities and a decline in such liabilities.

Rates paid on liabilities averaged 1.58% during the first six months of 2008 compared to 2.51% in the first six months of 2007. The average rate on short-term borrowings fell 209 bp to 2.29%, mainly due to declines on rates paid on federal funds purchased (down 250 bp) and line of credit and repurchase facilities (down 148 bp). Rates on deposits were also lower (down 50 bp). CDs over $100 thousand declined 205 bp and retail CDs decreased by 22 bp. Preferred money market savings decreased 79 bp.

Interest-bearing liabilities declined $263 million or 8.9% over the first half of 2007 mainly due to decreases in the average balances of federal funds purchased (down $121 million), money market savings (down $86 million), money market checking accounts (down $35 million), regular savings (down $28 million), retail CDs (down $20 million) and line of credit and repurchase facilities (down $16 million).

In all periods, the Company has focused its sales efforts on building the balances of more profitable, noninterest bearing and lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:


                                                        Three months ended         Six months ended
                                                            June 30,                  June 30,
                                                    ----------------------------------------------------
                                                        2008         2007         2008         2007
                                                    ----------------------------------------------------
    Yield on earning assets (FTE)                           6.03%        6.12%        6.05%        6.12%
    Rate paid on interest-bearing
      liabilities                                           1.30%        2.56%        1.58%        2.51%
                                                    ----------------------------------------------------
      Net interest spread (FTE)                             4.73%        3.56%        4.47%        3.61%

    Impact of all other net
      noninterest bearing funds                             0.43%        0.80%        0.50%        0.77%
                                                    ----------------------------------------------------
        Net interest margin (FTE)                           5.16%        4.36%        4.97%        4.38%
                                                    ====================================================


During the second quarter of 2008, the net interest margin (FTE) increased 80 bp compared with the same period in 2007. Rates paid on interest-bearing liabilities declined faster than yields on earning assets (FTE), resulting in a 117 bp increase in net interest spread. The increase in the net interest spread was partially reduced by the lower net interest margin contribution of noninterest bearing funding sources. The margin contribution of noninterest bearing funds decreased 37 bp because of the lower market rates of interest at which they could be invested.

Similarly, the net interest margin (FTE) in the first six months of 2008 rose by 59 bp when compared with the corresponding period of 2007. Earning asset yields decreased 7 bp while the cost of interest-bearing liabilities declined by 93 bp, resulting in an 86 bp increase in the net interest spread. The 27 bp decrease in noninterest bearing funding sources lowered the increase in the net interest margin.

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


                                                                        For the three months ended
                                                                             June 30, 2008
                                                                 ---------------------------------------
                                                                                Interest       Rates
                                                                    Average      Income/      Earned/
                                                                    Balance      Expense       Paid
                                                                 ---------------------------------------
    Assets:
    Money market assets and funds sold                                 $1,111           $1         0.36%
    Investment securities:
      Available for sale
        Taxable                                                       218,242        2,312         4.24%
        Tax-exempt (1)                                                214,948        3,894         7.25%
      Held to maturity
        Taxable                                                       438,906        4,827         4.40%
        Tax-exempt (1)                                                552,841        8,614         6.23%
    Loans:
      Commercial:
        Taxable                                                       316,349        5,749         7.31%
        Tax-exempt (1)                                                213,078        3,507         6.62%
      Commercial real estate                                          843,793       14,972         7.14%
      Real estate construction                                         79,655        1,108         5.59%
      Real estate residential                                         469,010        5,660         4.83%
      Consumer                                                        517,177        7,473         5.81%
                                                                 --------------------------
        Total loans (1)                                             2,439,062       38,469         6.34%
                                                                 --------------------------
        Total earning assets (1)                                    3,865,110       58,117         6.03%
    Other assets                                                      392,215
                                                                 -------------
        Total assets                                               $4,257,325
                                                                 =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                   $1,186,921          $--           --
      Savings and interest-bearing
        transaction                                                 1,311,149        1,452         0.45%
      Time less than $100,000                                         192,810        1,354         2.82%
      Time $100,000 or more                                           492,932        2,519         2.06%
                                                                 --------------------------
         Total interest-bearing deposits                            1,996,891        5,325         1.07%
    Short-term borrowed funds                                         556,794        2,483         1.77%
    Debt financing and notes payable                                   36,721          578         6.30%
                                                                 --------------------------
        Total interest-bearing liabilities                          2,590,406        8,386         1.30%
    Other liabilities                                                  67,735
    Shareholders' equity                                              412,263
                                                                 -------------
        Total liabilities and shareholders' equity                 $4,257,325
                                                                 =============
    Net interest spread (1) (2)                                                                    4.73%

    Net interest income and interest margin (1) (3)                                $49,731         5.16%
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



                                                                        For the three months ended
                                                                             June 30, 2007
                                                                 ---------------------------------------
                                                                                Interest       Rates
                                                                    Average      Income/      Earned/
                                                                    Balance      Expense       Paid
                                                                 ---------------------------------------
    Assets:
    Money market assets and funds sold                                   $459           $2         1.75%
    Investment securities:
      Available for sale
        Taxable                                                       366,904        3,919         4.27%
        Tax-exempt (1)                                                235,763        4,259         7.23%
      Held to maturity
        Taxable                                                       555,685        5,987         4.31%
        Tax-exempt (1)                                                570,417        8,770         6.15%
    Loans:
      Commercial:
        Taxable                                                       324,720        6,993         8.64%
        Tax-exempt (1)                                                228,344        3,662         6.43%
      Commercial real estate                                          883,942       15,804         7.17%
      Real estate construction                                         73,206        1,841        10.09%
      Real estate residential                                         496,012        5,881         4.74%
      Consumer                                                        509,890        7,757         6.10%
                                                                 --------------------------
        Total loans (1)                                             2,516,114       41,938         6.69%
                                                                 --------------------------
        Total earning assets (1)                                    4,245,342       64,875         6.12%
    Other assets                                                      423,285
                                                                 -------------
        Total assets                                               $4,668,627
                                                                 =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                   $1,267,032          $--           --
      Savings and interest-bearing
        transaction                                                 1,401,854        1,980         0.57%
      Time less than $100,000                                         212,189        1,751         3.31%
      Time $100,000 or more                                           496,338        5,789         4.68%
                                                                 --------------------------
        Total interest-bearing deposits                             2,110,381        9,520         1.81%
    Short-term borrowed funds                                         778,841        8,718         4.43%
    Debt financing and notes payable                                   36,868          578         6.27%
                                                                 --------------------------
         Total interest-bearing liabilities                         2,926,090       18,816         2.56%
    Other liabilities                                                  66,941
    Shareholders' equity                                              408,564
                                                                 -------------
        Total liabilities and shareholders' equity                 $4,668,627
                                                                 =============
    Net interest spread (1) (2)                                                                    3.56%

    Net interest income and interest margin (1) (3)                                $46,059         4.36%
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



                                                                        For the six months ended
                                                                             June 30, 2008
                                                                 ---------------------------------------
                                                                                Interest       Rates
                                                                    Average      income/      earned/
                                                                    Balance      expense       paid
                                                                 ---------------------------------------
    Assets:
    Money market assets and funds sold                                 $1,002           $2         0.40%
    Investment securities:
      Available for sale
        Taxable                                                       258,864        5,424         4.19%
        Tax-exempt (1)                                                216,840        7,856         7.25%
      Held to maturity
        Taxable                                                       455,043       10,010         4.40%
        Tax-exempt (1)                                                556,552       17,269         6.21%
    Loans:
      Commercial:
        Taxable                                                       312,763       11,607         7.46%
        Tax-exempt (1)                                                214,111        6,972         6.55%
      Commercial real estate                                          847,149       29,925         7.10%
      Real estate construction                                         86,163        3,073         7.17%
      Real estate residential                                         473,970       11,417         4.82%
      Consumer                                                        524,208       15,372         5.90%
                                                                 --------------------------
        Total loans (1)                                             2,458,364       78,366         6.41%
                                                                 --------------------------
        Total earning assets (1)                                    3,946,665      118,927         6.05%
    Other assets                                                      398,965
                                                                 -------------
        Total assets                                               $4,345,630
                                                                 =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                   $1,193,262          $--           --
      Savings and interest-bearing
        transaction                                                 1,313,004        3,233         0.50%
      Time less than $100,000                                         194,879        2,944         3.04%
      Time $100,000 or more                                           496,934        6,475         2.62%
                                                                 --------------------------
        Total interest-bearing deposits                             2,004,817       12,652         1.27%
    Short-term borrowed funds                                         639,410        7,406         2.29%
    Debt financing and notes payable                                   36,739        1,156         6.29%
                                                                 --------------------------
         Total interest-bearing liabilities                         2,680,966       21,214         1.58%
    Other liabilities                                                  68,134
    Shareholders' equity                                              403,268
                                                                 -------------
        Total liabilities and shareholders' equity                 $4,345,630
                                                                 =============
    Net interest spread (1)(2)                                                                     4.47%

    Net interest income and interest margin (1) (3)                                $97,713         4.97%
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



                                                                    Three months ended June 30, 2008
                                                                       compared with three months
                                                                           ended June 30, 2007
                                                                 ---------------------------------------
                                                                    Volume        Rate         Total
                                                                 ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                     $1          ($2)         ($1)
    Investment securities:
      Available for sale
        Taxable                                                        (1,575)         (32)      (1,607)
        Tax-exempt (1)                                                   (377)          12         (365)
      Held to maturity
        Taxable                                                        (1,281)         121       (1,160)
        Tax-exempt (1)                                                   (272)         116         (156)
    Loans:
      Commercial:
        Taxable                                                          (179)      (1,065)      (1,244)
        Tax-exempt (1)                                                   (256)         101         (155)
      Commercial real estate                                             (752)         (80)        (832)
      Real estate construction                                            149         (882)        (733)
      Real estate residential                                            (324)         103         (221)
      Consumer                                                            105         (389)        (284)
                                                                 ---------------------------------------
        Total loans (1)                                                (1,257)      (2,212)      (3,469)
        Total decrease in interest                               ---------------------------------------
          and fee income (1)                                           (4,761)      (1,997)      (6,758)
                                                                 ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                      (123)        (405)        (528)
      Time less than $100,000                                            (153)        (244)        (397)
      Time $100,000 or more                                               (40)      (3,230)      (3,270)
                                                                 ---------------------------------------
         Total interest-bearing deposits                                 (316)      (3,879)      (4,195)
                                                                 ---------------------------------------
    Short-term borrowed funds                                          (2,011)      (4,224)      (6,235)
    Debt financing and notes payable                                       (3)           3            0
                                                                 ---------------------------------------
       Total decrease in interest expense                              (2,330)      (8,100)     (10,430)
                                                                 ---------------------------------------
    (Decrease) increase in Net Interest Income (1)                    ($2,431)      $6,103       $3,672
                                                                 =======================================

    (1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.



                                                                     Six months ended June 30, 2008
                                                                         compared with six months
                                                                            ended June 30, 2007
                                                                 ---------------------------------------
                                                                    Volume        Rate         Total
                                                                 ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                     $1          ($2)         ($1)
    Investment securities:
      Available for sale
        Taxable                                                        (2,372)        (193)     ($2,565)
        Tax-exempt (1)                                                   (679)        (169)       ($848)
      Held to maturity
        Taxable                                                        (2,464)         219      ($2,245)
        Tax-exempt (1)                                                   (471)         127        ($344)
    Loans:
      Commercial:
        Taxable                                                          (211)      (1,779)     ($1,990)
        Tax-exempt (1)                                                   (499)          97        ($402)
      Commercial real estate                                           (1,496)        (318)     ($1,814)
      Real estate construction                                            641       (1,174)       ($533)
      Real estate residential                                            (606)         186        ($420)
      Consumer                                                            643         (454)        $189
                                                                 ---------------------------------------
        Total loans (1)                                                (1,528)      (3,442)      (4,970)
       Total decrease in interest                                ---------------------------------------
          and fee income (1)                                           (7,513)      (3,460)     (10,973)
                                                                 ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                      (285)        (394)       ($679)
      Time less than $100,000                                            (306)        (235)       ($541)
      Time $100,000 or more                                               178       (5,063)     ($4,885)
                                                                 ---------------------------------------
         Total interest-bearing deposits                                 (413)      (5,692)      (6,105)
                                                                 ---------------------------------------
    Short-term borrowed funds                                          (2,525)      (7,083)     ($9,608)
    Debt financing and notes payable                                       (1)           1           $0
                                                                 ---------------------------------------
       Total  decrease in interest expense                             (2,939)     (12,774)     (15,713)
                                                                 ---------------------------------------
    (Decrease) increase in Net Interest Income (1)                    ($4,574)      $9,314       $4,740
                                                                 =======================================

    (1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


Provision for Credit Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $600 thousand for loan losses in the second quarter of 2008, compared with $75 thousand in the second quarter of 2007. For the first six months of 2008 and 2007, $1.2 million and $150 thousand were provided in each respective period. The provision reflects management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for credit losses, see the "Classified Assets" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                         Three months ended       Six months ended
                                                             June 30,                  June 30,
                                                    ----------------------------------------------------
                                                        2008         2007         2008         2007
                                                    ----------------------------------------------------
    Service charges on deposit accounts                   $7,529       $7,716      $14,825      $15,244
    Merchant credit card fees                              2,712        2,768        5,292        5,217
    Debit card fees                                          978          960        1,882        1,856
    ATM fees and interchange                                 763          714        1,481        1,391
    Other service fees                                       536          489        1,022          989
    Financial services commissions                           274          363          504          673
    Official check issuance income                            35          314          125          625
    Trust fees                                               377          304          680          641
    Mortgage banking income                                   27           33           67           62
    Securities impairment                                (18,178)           0      (18,178)           0
    Gain on sale of Visa common stock                          0            0        5,698            0
    Life insurance gains                                       0            0            0          822
    Other noninterest income                               1,104        1,039        2,137        2,458
                                                    ----------------------------------------------------
      Total                                              ($3,843)     $14,700      $15,535      $29,978
                                                    ====================================================


Noninterest income for the second quarter of 2008 decreased by $18.5 million from the same period in 2007 mainly due to the $18.2 million writedown of FHLMC and FNMA preferred stock. During the second quarter of 2008, the Company began issuing its own cashier's checks rather than use a vendor which paid the Company fees based on the availability of funds while the cashier's checks remained outstanding ("float"). By issuing its own cashier's checks, the Company uses the related float as a source of funding and reduces its interest expense. Such vendor fees were $279 thousand lower in the second quarter of 2008 compared with the same period of 2007. Service charges on deposit accounts declined $187 thousand or 2.4% primarily due to decreases in overdraft fees, returned item charges and service charges on retail and business checking accounts (down $109 thousand).

In the first half of 2008, noninterest income decreased $14.4 million compared with the same period of the previous year. Noninterest income for the 2008 period included the $18.2 million impairment charge and $5.7 million in securities gains from the redemption of Visa Class B common stock as part of Visa's initial public offering. Noninterest income for the six months of 2007 included an $822 thousand gain on company-owned insurance. Official check issuance income declined $500 thousand because the Company began issuing its own cashier's checks rather than use an outside vendor as mentioned above. Service charges on deposit accounts decreased $419 thousand or 2.7% mainly due to declines in overdraft fees, returned item charges and retail and business checking account service fees (down $206 thousand). Financial services commissions fell $169 thousand or 25.1%. Other noninterest income decreased $321 thousand or 13.1% primarily due to a $260 thousand decline in interest recoveries on charged-off loans.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                         Three months ended       Six months ended
                                                             June 30,                  June 30,
                                                    ----------------------------------------------------
                                                        2008         2007         2008         2007
                                                    ----------------------------------------------------
    Salaries and related benefits                        $13,065      $12,622      $26,049      $25,189
    Occupancy                                              3,443        3,342        6,833        6,633
    Data processing services                               2,105        1,543        4,225        3,066
    Equipment                                              1,001        1,147        1,922        2,284
    Amortization of intangibles                              788          893        1,646        1,868
    Courier service                                          824          857        1,653        1,705
    Professional fees                                        683          409        1,219          904
    Postage                                                  390          396          773          806
    Telephone                                                346          354          681          714
    Stationery and supplies                                  285          269          564          583
    Customer checks                                          247          228          478          476
    Operational losses                                       196          171          380          331
    Loan expense                                             233          171          403          338
    Advertising/public relations                             292          264          469          491
    Correspondent Service Charges                            151          220          320          445
    Visa litigation expense                                    0            0       (2,338)           0
    Other noninterest expense                              2,288        1,820        4,116        3,537
                                                    ----------------------------------------------------
    Total                                                $26,337      $24,706      $49,393      $49,370
                                                    ====================================================

    Average full time equivalent staff                       892          910          889          901

    Noninterest expense to revenues (FTE)                  57.39%       40.66%       43.61%       40.15%


Noninterest expense rose by $1.6 million or 6.6% in the second quarter of 2008 compared with the same period in 2007. Data processing service costs were $562 thousand or 36.4% higher due to conversion of the Company's item processing function to an outside vendor in the third quarter of 2007. Salaries and related benefits increased $443 thousand or 3.5%, mainly due to annual merit increases granted to continuing staff and increases in payroll taxes, stock based compensation and workers compensation. Professional fees increased $274 thousand mostly due to higher legal fees. Occupancy costs increased $101 thousand or 3.0%. Other noninterest expense rose by $468 thousand or 25.7% largely due to increases in insurance costs and amortization of low-income housing investments as tax benefits are realized. The above increases were partially reduced by decreases in equipment expense (down $146 thousand or 12.7%) and amortization of intangible assets (down $105 thousand or 11.8%).

In the first six months of 2008, noninterest expense increased $23 thousand compared with the corresponding period of 2007. The first six months of 2008 included a reversal of the $2.3 million accrual for Visa related litigation, which was reversed with the funding of a litigation escrow as a part of the Visa IPO. Data processing service costs were higher by $1.2 million or 37.8% due to conversion of the Company's item processing function to an outside vendor. Salaries and related benefits increased $860 thousand or 3.4% mainly due to annual merit increases granted to continuing staff and increases in payroll taxes, workers compensation and company match for the 401(k) plan. Professional fees increased $315 thousand or 34.8% primarily due to higher legal fees, partially offset by lower audit fees. Occupancy costs increased $200 thousand or 3.0%. Other noninterest expense rose by $579 thousand or 16.4% due to higher insurance costs and amortization of low-income housing investments as tax benefits are realized. Other categories of expense decreased from the first six months of 2007, offsetting the increases outlined above. Equipment expense declined $362 thousand or 15.8% mostly due to reduced depreciation costs. Amortization of intangible assets decreased $222 thousand or 11.9%. Correspondent service charges were lower by $125 thousand or 28.1%.


Provision for Income Tax

During the second quarter of 2008, the Company recorded income tax provision
(FTE) of $6.7 million compared with $13.6 million for the second quarter of 2007. The current quarter provision represents an effective tax rate of 35.6%, compared to 37.9% for the second quarter of 2007 largely as a result of the $7.7 million tax benefit of the impairment charge and higher tax credits from low-income housing investments.

On a year-to-date basis, the income tax provision (FTE) was $23.7 million for 2008 compared with $27.5 million for 2007. The effective tax rate of 37.8% for the first half of 2008 compared with 37.5% for the same period of 2007. The tax provision for the first six months of 2008 included the $7.7 million tax benefit of the impairment charge, and higher tax credits from low-income housing investments, partially offset by an increase due to the higher tax rate for the income related to the Visa IPO. The tax provision in the same period of 2007 reflected the tax-free nature of $822 thousand in life insurance proceeds, higher dividend received deductions and lower non-deductible life insurance premiums.

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

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):



                                                                         At June 30,            At
                                                                 --------------------------December 31,
                                                                     2008         2007         2007
                                                                 ---------------------------------------
    Classified loans                                                  $33,546      $22,498      $24,419
    Other real estate owned                                               920          613          613
                                                                 ---------------------------------------
    Classified loans and other real estate owned                      $34,466      $23,111      $25,032
                                                                 =======================================
    Allowance for loan losses /
     classified loans                                                     152%         238%         215%


Classified loans include loans graded "substandard", "doubtful" and "loss" using regulatory guidelines. At June 30, 2008, $33.0 million of loans or 98.4% of total classified loans are graded "substandard". Such substandard loans accounted for 1.4% of total gross loans at June 30, 2008. Classified loans at June 30, 2008, increased $11.0 million from a year ago. The increase resulted from 19 loan downgrades, partially offset by seven loan payoffs and five upgrades. A $9.1 million increase in classified loans from December 31, 2007 was generally due to 14 downgrades, partially offset by four upgrades and four payoffs.

One of the classified loans is a construction loan relationship with $10.3 million outstanding at June 30, 2008. The loan collateral, located north of Sacramento, California, is comprised of land purchased for development and construction of approximately 110 residential properties and 17 completed residential properties. The borrower has marketed and received purchase offers on 13 of the completed properties. Subsequent to June 30, 2008, the loan relationship was paid down by $232 thousand with the close of escrow on one property. The borrower also subsequently received a purchase offer on an additional property. The number of purchase offers remains at thirteen. These pending sales are subject to conditions typically present in similar transactions, including potential buyers obtaining financing. The Company is not offering financing for these pending transactions. If all of these pending sales are successful, the Company estimates the outstanding balance on the loan relationship will be reduced by $3.2 million. The Company recognized a charge-off of $783 thousand during the second quarter 2008 as the anticipated sales price of the residential units is less than the related loan balance. Management is aggressively pursuing collection of the entire loan relationship. The construction loan relationship was placed on non-accrual status during the second quarter 2008 and included in non-accrual loans at June 30, 2008.

Other real estate owned was $920 thousand, $613 thousand and $613 thousand at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The increase in OREO resulted from foreclosure of residential real estate loan collateral.


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

The following is a summary of nonperforming loans and other real estate owned on the dates indicated (dollars in thousands):


                                                            At June 30,            At
                                                    --------------------------December 31,
                                                        2008         2007         2007
                                                    ---------------------------------------
    Performing nonaccrual loans                              $28       $1,898       $1,688
    Nonperforming nonaccrual loans                        11,713        3,140        3,164
                                                    ---------------------------------------
       Total nonaccrual loans                             11,741        5,038        4,852

    Loans 90 days past due and
      still accruing                                         254          179          297
                                                    ---------------------------------------
      Total nonperforming loans                           11,995        5,217        5,149

    Other real estate owned                                  920          613          613
                                                    ---------------------------------------
      Total                                              $12,915       $5,830       $5,762
                                                    =======================================

    As a percentage of total loans                          0.53%        0.23%        0.23%


Nonaccrual loans increased $6.9 million during the six months ended June 30, 2008. Twenty loans comprised the $11.7 million nonaccrual loans as of June 30, 2008. Eight of those loans were on nonaccrual status throughout the first half 2008, while twelve of the loans were placed on nonaccrual status during the six months ended June 30, 2008. The increase in nonperforming nonaccrual loans is primarily due to placing the construction loan relationship described in the "Classified Assets" section on nonaccrual status. The reduction in performing nonaccrual loans is primarily due to returning two commercial real estate loans to accrual status based upon the payment history, payment status, and improved financial condition of the borrowers. The Company actively pursues full collection of nonaccrual loans.

The Company's residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no "sub-prime" loans as of June 30, 2008, December 31, 2007 and June 30, 2007. Of the loans 90 days past due and still accruing at June 30, 2008, none were residential real estate loans and $92 thousand were automobile loans. Delinquent residential real estate and automobile loans on accrual status were as follows ($ in thousands):



                                                                         At June 30,            At
                                                                 --------------------------December 31,
                                                                     2008         2007         2007
                                                                 ---------------------------------------
    Residential real estate loans:
    ------------------------------
    30-89 days delinquent:
       Dollar amount                                                   $1,585         $728       $2,761
       Percentage of total residential real estate loans                 0.34%        0.15%        0.57%
    90 or more days delinquent:
       Dollar amount                                                     $-0-         $-0-         $-0-
       Percentage of total residential real estate loans                 0.00%        0.00%        0.00%

    Automobile loans:
    -----------------
    30-89 days delinquent:
       Dollar amount                                                   $2,535       $2,053       $2,872
       Percentage of total automobile loans                              0.55%        0.44%        0.61%
    90 or more days delinquent:
       Dollar amount                                                      $92         $106         $253
       Percentage of total automobile loans                              0.02%        0.02%        0.05%


The Company had no restructured loans as of June 30, 2008, June 30, 2007 and December 31, 2007.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and six month periods ended June 30, 2008, if all such loans had performed in accordance with their original terms, was $177 thousand and $282 thousand, respectively, compared to $109 thousand and $219 thousand, respectively, for the second quarter and the first half of 2007.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2008, totaled $204 thousand and $265 thousand, respectively, compared to $150 thousand and $269 thousand, respectively, for the comparable periods in 2007. These cash payments represent annualized yields of 7.00% and 6.16%, respectively, for the second quarter and the first six months of 2008 compared to 12.60% and 11.38%, respectively, for the second quarter and the first half of 2007.

No cash payments were received during the second quarter of 2008 and 2007 which were applied against the book balance of nonaccrual loans outstanding at June 30, 2008 and 2007, respectively. No cash payments were received for the six months ended June 30, 2008 which were applied against the book balance of nonaccrual loans outstanding compared with $4 thousand for the corresponding period in 2007.

Management believes the overall credit quality of the loan portfolio continues to be stable; however, nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as collateral values, the interest rate environment, economic conditions or factors particular to the borrower. No assurance can be given that additional increases in nonperforming loans and other real estate owned will not occur in the future.


Allowance for Credit Losses

The following table summarizes the provision for credit losses, net credit losses and allowance for credit losses for the periods indicated (dollars in thousands):


                                                         Three months ended       Six months ended
                                                             June 30,                  June 30,
                                                    ----------------------------------------------------
                                                        2008         2007         2008         2007
                                                    ----------------------------------------------------
Balance, beginning of period                             $55,527      $58,582      $55,799      $59,023

Provision for credit losses                                  600           75        1,200          150

Loans charged off                                         (2,208)      (2,244)      (3,745)      (3,488)
Recoveries of previously
   charged off loans                                         338          753        1,003        1,481
                                                    ----------------------------------------------------
  Net credit losses                                       (1,870)      (1,491)      (2,742)      (2,007)
                                                    ----------------------------------------------------
Balance, end of period                                   $54,257      $57,166      $54,257      $57,166
                                                    ====================================================
Components:
Allowance for loan losses                                $50,964      $53,473      $50,964      $53,473
Reserve for unfunded credit commitments                    3,293        3,693        3,293        3,693
                                                    ----------------------------------------------------
Allowance for credit losses                              $54,257      $57,166      $54,257      $57,166
                                                    ====================================================
Allowance for loan losses /
 loans outstanding                                          2.10%        2.12%


Net credit losses rose in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 due to lower recoveries on commercial and automobile loans previously charged off. Annualized net loan losses to average loans rose to 0.31% percent in the three months ended June 30, 2008, compared to 0.24 percent in the three months ended June 30, 2007. Management does not anticipate an increase in net charge-off experience in the last six months of 2008 as compared to the first six months of 2008. However, no assurance can be given that higher levels of net charge-offs will not occur. Management continues to follow conservative credit underwriting policies and practices, and aggressively pursues collection of classified loans and recovery of recognized loan losses.

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data. The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $54.3 million allowance for credit losses to be adequate as a reserve against losses as of June 30, 2008.

The following table presents the allocation of the allowance for credit losses:

Allocation of the Allowance for Credit Losses


                                               At June 30,             At December 31,
                                                  2008                      2007
                                       ----------------------------------------------------
                                        Allocation    Loans as    Allocation    Loans as
                                          of the       Percent      of the       Percent
                                         Allowance    of Total     Allowance    of Total
    (dollars in thousands)                Balance       Loans       Balance       Loans
                                       ----------------------------------------------------
    Commercial                              $26,000           57%     $27,233           56%
    Real estate construction                  5,247            3%       5,403            4%
    Real estate residential                     371           19%         388           19%
    Consumer                                  4,720           21%       4,626           21%
    Unallocated portion                      17,919           --       18,149           --
                                       ----------------------------------------------------
    Total                                   $54,257          100%     $55,799          100%
                                       ====================================================


The allocation to loan portfolio segments changed from December 31, 2007 to June 30, 2008. The decrease in allocation to commercial loans reflects a decrease in criticized commercial loans.

The unallocated portion of the allowance for credit losses declined $230 thousand from December 31, 2007 to June 30, 2008. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At December 31, 2007 and June 30, 2008, Management's evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($4.0 million and $3.9 million, respectively), external competitive issues ($2.0 million and $1.9 million, respectively), internal credit administration considerations ($4.2 million and $3.2 million, respectively), and delinquency and problem loan trends ($4.2 million and $4.1 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management's judgment, review of trends in its loan portfolio, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management's analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $18.1 million at December 31, 2007, compared to $17.9 million at June 30, 2008.


Asset/Liability and Market Risk Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

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

The Company's asset and liability position remains slightly "liability sensitive," with a greater amount of interest-bearing liabilities subject to immediate and near-term interest rate changes relative to earning assets. As a result, the FOMC's recent reductions in the federal funds target rate (charged for short-term inter-bank borrowings) and the related decline in U.S. Treasury bill rates has improved the Company's net interest margin in the first six months of 2008. The FOMC has not changed the federal funds target rate since April 30, 2008 and futures markets indicate an expectation the FOMC will not change the rate for the remainder of 2008. As a result, the Company's net interest margin may not continue to benefit from additional reductions in short-term interest rates. The duration of the Company's earning assets and funding has not changed by a meaningful amount during the first six months of 2008. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company's balance sheet and assuming a decrease of 100 bp in the federal funds rate and a decrease of 10 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are estimated to improve 0.6% over the Company's most likely net income plan for the twelve months ending June 30, 2009. Conversely, using the current composition of the Company's balance sheet and assuming an increase of 100 bp in the federal funds rate and an increase of 50 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 2.9% of the Company's most likely net income plan for the twelve months ending June 30, 2009. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management is currently deploying tactics to reduce the "liability sensitivity" of the Company's balance sheet to a more "neutral" condition where changes in interest rates result in less significant changes in earnings. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Market Risk - Equity Markets

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

Market Risk - Other

Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company's business activities.

Liquidity and Funding

The Company's routine operating sources of liquidity are investment securities, consumer and other loans, deposits, and other borrowed funds. During the first six months of 2008, investment securities provided $206.3 million in liquidity from paydowns and maturities, and loans provided $68.8 million in liquidity from scheduled payments and maturities, net of loan fundings. The Company projects $124 million in additional liquidity from investment security paydowns and maturities in the six months ended December 31, 2008.

At June 30, 2008, indirect automobile loans totaled $459.9 million, which were experiencing stable monthly principal payments of approximately $19.6 million during the last three months. During the six months ended June 30, 2008, a portion of the liquidity provided by investment securities and loans provided funds to meet a net reduction in deposits totaling $101.3 million. The remaining liquidity was used to reduce higher-costing borrowed funds, primarily federal funds purchased which declined $247.0 million. During the first six months of 2007, investment securities provided $116.1 million in liquidity from paydowns and maturities, and loans provided $8.8 million in liquidity from scheduled payments and maturities, net of loan fundings. During the six months ended June 30, 2007, a portion of the liquidity provided by investment securities, loans and a $77.3 million increase in short term borrowings provided funds to meet a net reduction in deposits totaling $181.7 million.

The Company held $1.4 billion in total investment securities at June 30, 2008. Under certain deposit, borrowing and other arrangements, the Company must hold investment securities as collateral. At June 30, 2008, such collateral requirements totaled approximately $907 million. At June 30, 2008, $391.0 million of the Company's investment securities were classified as "available-for-sale", and as such, could provide additional liquidity if sold, subject to the Company's ability to meet continuing collateral requirements.

At June 30, 2008, $430.3 million in collateralized mortgage obligations ("CMOs") and mortgage backed securities ("MBSs") were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. All of the CMOs and MBSs are rated AAA based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC/ FNMA MBSs purchased for Community Reinvestment Act investment purposes, the Company has not purchased a CMO or MBS since November 2005. The CMOs and MBSs have been experiencing stable principal paydowns of approximately $10 million per month during the last three months. In addition, at June 30, 2008, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $374.0 million and $-0- million were outstanding, respectively. Additionally, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. Management expects the Company can access short-term debt financing if desired. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management is confident the Company could access additional long-term debt financing if desired. In Management's judgment, the Company's liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

The Company's profitability during the first six months of 2008 and 2007 contributed to substantial operating cash flows of $54.5 million and $47.3 million, respectively. In the first half of 2008, profitability and retained earnings from prior years provided cash for $29.7 million of Company stock repurchases and $20.0 million in shareholder dividends. Similarly, in 2007, profitability and retained earnings from prior years provided cash for $20.6 million in shareholder dividends and $43.5 million utilized to repurchase common stock.

It is anticipated that loan demand will be moderate to weak during the remainder of 2008, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service and market conditions. The recent series of reductions in the federal funds rate resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short-term borrowings. However, due to concerns such as uncertainty in the general economic environment, competition, possible terrorist attacks and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality, debt retirement and other factors.

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

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity ("return on equity" or ROE") has been 23.4 percent in 2006, 22.1 percent in 2007 and 19.4 percent (annualized) in the first six months of 2008. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company's executive compensation programs and efforts to reinforce shareholders' interests in the Management of the Company. Capital raised through the award and exercise of stock options totaled $18.2 million in 2006, $14.6 million in 2007 and $20.8 million in the first six months of 2008.

The Company paid dividends totaling $40.7 million in 2006, $40.6 million in 2007, and $20.0 million in the first six months of 2008, which represent dividends per share of $1.30, $1.36, and $0.69, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired common stock valued at $89.0 million in 2006, $87.1 million in 2007, and $29.7 million in the first six months of 2008.

The following summarizes the ratios of capital to risk-adjusted assets for the Company on the dates indicated:


                                                                             Well-capitalized
                                   At June 30,           At         Minimum        by
                            ------------------------December 31,  Regulatory   Regulatory
                               2008        2007         2007      Requirement  Definition
                            ---------------------------------------------------------------
Tier I Capital                   10.22%        9.51%        9.33%        4.00%        6.00%
Total Capital                    11.51%       10.83%       10.64%        8.00%       10.00%
Leverage ratio                    7.06%        6.34%        6.32%        4.00%        5.00%


The Company's risk-based capital ratios increased at June 30, 2008, compared with June 30 and December 31 of 2007, due to a decline in risk-weighted assets and an increase in regulatory capital.

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:


                                                                             Well-capitalized
                                   At June 30,           At         Minimum        by
                            ------------------------December 31,  Regulatory   Regulatory
                               2008        2007         2007      Requirement  Definition
                            ---------------------------------------------------------------
Tier I Capital                    9.54%        9.76%        9.52%        4.00%        6.00%
Total Capital                    11.01%       11.22%       10.98%        8.00%       10.00%
Leverage ratio                    6.57%        6.46%        6.41%        4.00%        5.00%


The risk-based capital ratios declined at June 30, 2008, compared with June 30, 2007, due to a decrease in regulatory capital, offset in part by a decline in risk-weighted assets. The risk-based capital ratios increased at June 30, 2008, compared with December 31, 2007, due to an increase in regulatory capital and a decrease in risk-weighted assets.

The Company intends to maintain regulatory capital in excess of the highest regulatory standard, referred to as "well capitalized". The Company routinely projects its capital levels by analyzing forecasted earnings, credit quality, securities valuations, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections the Company expects to maintain regulatory capital levels exceeding the "well capitalized" standard and pay quarterly dividends to shareholders of at least $0.35 per share. On July 24, 2008, the Board of Directors declared a quarterly dividend of $0.35 per share, payable August 15, 2008 to shareholders of record August 4, 2008. No assurance can be given that changes in capital management plans will not occur.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Interest rate risk and equity price risk, as discussed above, are the most significant market risks affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company's business activities.


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

The Federal Deposit Insurance Corporation ("FDIC") insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposits Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund. An increase in premium assessments would increase the Company's expenses.

There are no other material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2008 (in thousands, except per share data).


                                                (c)          (d)
                                              Total      Maximum
                                             Number       Number
                                          of Shares    of Shares
                                   (b)    Purchased     that May
                        (a)    Average   as Part of       Yet Be
                      Total      Price     Publicly    Purchased
                  Number of       Paid    Announced    Under the
                     Shares        per        Plans     Plans or
         Period   Purchased      Share or Programs*     Programs
    -------------------------------------------------------------
    April 1
    through
    April 30             26     $55.23           26          923
    -------------------------------------------------------------
    May 1
    through
    May 31              101      55.58          101          822
    -------------------------------------------------------------
    June 1
    through
    June 30              45      53.13           45          777
    -------------------------------------------------------------
    Total               172     $54.89          172          777
    =============================================================


* Includes 7 thousand, 4 thousand and 2 thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan
(ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

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


Item 3. Defaults upon Senior Securities

      None


Item 4. Submission of Matters to a Vote of Security Holders

Proxies for the Annual Meeting of shareholders held on April 24, 2008, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 24,954,515 shares of the Common Stock of the Company, out of 28,890,389 shares outstanding on the February 25, 2008 record date, were present, in person or by proxy, at the meeting. There were no "broker non-votes" because the election of directors is considered "routine" under applicable exchange rules and therefore, on this matter, brokers were able to vote shares for which no direction was provided by the beneficial owner. The following matter was submitted to a vote of the shareholders:

1. - Election of directors:

                                For      Withheld
                             --------    --------
Etta Allen                  24,783,043      171,472
Louis E. Bartolini          24,687,775      266,740
E.Joseph Bowler             24,730,602      223,912
Arthur C. Latno, Jr.        21,888,468    3,066,046
Patrick D. Lynch            24,779,376      175,139
Catherine C. MacMillan      24,732,001      222,514
Ronald A. Nelson            21,713,408    3,241,106
David L. Payne              24,775,025      179,490
Edward B. Sylvester         24,792,688      161,827

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



July 31, 2008               /s/ John "Robert" Thorson
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