Form 10-Q
period 2008-09-30
WESTAMERICA BANCORPORATION
filed 2008-10-22
CIK 311094

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

               Yes [   ]                No [ x ]




  Title  of  Class               Shares Outstanding as of October 17, 2008

    Common Stock,                            28,887,216
    No Par Value

                                          TABLE OF CONTENTS


                                                                                                      Page
                                                                                                     ------
Forward Looking Statements                                                                               2

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements                                                                          3

  Notes to Unaudited Condensed Consolidated Financial Statements                                         7

  Financial Summary                                                                                     12

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                    13

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk                                   31

  Item 4 - Controls and Procedures                                                                      31

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                            32

  Item 1A - Risk Factors                                                                                32

  Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                  33

  Item 3 - Defaults upon Senior Securities                                                              34

  Item 4 - Submission of Matters to a Vote of Security Holders                                          34

  Item 5 - Other Information                                                                            34

  Item 6 - Exhibits                                                                                     34

  Signature                                                                                             35

  Exhibit Index                                                                                         36

  Exhibit 31.1 - Certification of Chief Executive Officer pursuant to
         Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                               37

  Exhibit 31.2 - Certification of Chief Financial Officer pursuant to
         Securities Exchange Act Rule 13a-14(a)/15d-14(a)                                               38

  Exhibit 32.1 - Certification of Chief Executive Officer
     Required by 18 U.S.C. Section 1350                                                                 39

  Exhibit 32.2 - Certification of Chief Financial Officer
     Required by 18 U.S.C. Section 1350                                                                 40



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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)


                                                                 At September         At
                                                       --------------------------December 31,
                                                           2008         2007         2007
                                                       ---------------------------------------
Assets:
  Cash and cash equivalents                                $142,338     $219,631     $209,764
  Money market assets                                           340          329          333
  Investment securities available for sale                  304,871      570,086      532,821
  Investment securities held to maturity,
    with market values of:
       $947,580 at September 30, 2008                       962,621
     $1,076,035 at September 30, 2007                                  1,081,009
     $1,049,422 at December 31, 2007                                                1,045,288
  Loans, gross                                            2,408,704    2,511,374    2,502,976
  Allowance for loan losses                                 (50,097)     (52,938)     (52,506)
                                                       ---------------------------------------
    Loans, net of allowance for loan losses               2,358,607    2,458,436    2,450,470
  Other real estate owned                                       814          613          613
  Premises and equipment, net                                26,789       28,666       28,380
  Identifiable intangibles                                   15,996       19,322       18,429
  Goodwill                                                  121,702      121,719      121,719
  Interest receivable and other assets                      155,404      157,205      151,142
                                                       ---------------------------------------
    Total Assets                                         $4,089,482   $4,657,016   $4,558,959
                                                       =======================================
Liabilities:
  Deposits:
    Noninterest bearing                                  $1,173,852   $1,251,572   $1,245,500
    Interest bearing:
      Transaction                                           518,944      549,263      544,411
      Savings                                               751,512      806,797      760,006
      Time                                                  685,480      732,582      714,873
                                                       ---------------------------------------
    Total deposits                                        3,129,788    3,340,214    3,264,790
  Short-term borrowed funds                                 487,973      815,101      798,599
  Debt financing and notes payable                           26,665       36,809       36,773
  Liability for interest, taxes and
    other expenses                                           45,928       61,241       64,194
                                                       ---------------------------------------
    Total Liabilities                                     3,690,354    4,253,365    4,164,356
                                                       ---------------------------------------
Shareholders' Equity:
  Authorized - 150,000 shares of common stock
  Issued and outstanding:
         28,895 at September 30, 2008                       352,128
         29,378 at September 30, 2007                                    334,637
         29,018 at December 31, 2007                                                  334,211
  Deferred compensation                                       2,409        2,990        2,990
  Accumulated other comprehensive income (loss)                 551         (412)      (4,520)
  Retained earnings                                          44,040       66,436       61,922
                                                       ---------------------------------------
    Total Shareholders' Equity                              399,128      403,651      394,603
                                                       ---------------------------------------
    Total Liabilities and
          Shareholders' Equity                           $4,089,482   $4,657,016   $4,558,959
                                                       =======================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)


                                                          Three months ended          Nine months ended
                                                             September 30,              September 30,
                                                           2008         2007         2008         2007
                                                       ----------------------------------------------------
Interest Income:
  Loans                                                     $36,710      $41,134     $112,716     $122,027
  Money market assets and funds sold                              1            2            3            5
  Investment securities available for sale
    Taxable                                                   1,858        3,902        7,281       11,891
    Tax-exempt                                                2,183        2,811        7,503        8,785
  Investment securities held to maturity
    Taxable                                                   4,671        5,712       14,682       17,966
    Tax-exempt                                                5,552        5,736       16,839       17,337
                                                       ----------------------------------------------------
    Total interest income                                    50,975       59,297      159,024      178,011
                                                       ----------------------------------------------------
Interest Expense:
  Transaction deposits                                          346          526        1,145        1,577
  Savings deposits                                            1,048        1,649        3,482        4,509
  Time deposits                                               3,566        7,791       12,984       22,637
  Short-term borrowed funds                                   1,954        8,601        9,360       25,614
  Notes payable                                                 524          578        1,680        1,735
                                                       ----------------------------------------------------
    Total interest expense                                    7,438       19,145       28,651       56,072
                                                       ----------------------------------------------------
Net Interest Income                                          43,537       40,152      130,373      121,939
                                                       ----------------------------------------------------
Provision for loan losses                                       600           75        1,800          225
                                                       ----------------------------------------------------
Net Interest Income After
  Provision For Loan Losses                                  42,937       40,077      128,573      121,714
                                                       ----------------------------------------------------
Noninterest Income:
  Service charges on deposit accounts                         7,555        7,569       22,379       22,813
  Merchant credit card                                        2,611        2,808        7,903        8,024
  Debit card                                                    970          969        2,852        2,825
  ATM fees and interchange                                      756          723        2,238        2,114
  Trust fees                                                    293          337          973          978
  Financial services commissions                                186          383          689        1,057
  Mortgage banking                                               39           29          106           92
  Other                                                       1,297        1,826        4,583        5,896
  Securities losses and impairment                          (41,206)           0      (59,384)           0
  Life insurance proceeds                                         0            0            0          822
  Gain on sale of Visa common stock                               0            0        5,698            0
                                                       ----------------------------------------------------
  Total Noninterest Income                                  (27,499)      14,644      (11,963)      44,621
                                                       ----------------------------------------------------
Noninterest Expense:
  Salaries and related benefits                              12,621       12,587       38,670       37,776
  Occupancy                                                   3,465        3,327       10,297        9,960
  Data processing                                             2,098        1,800        6,323        4,866
  Equipment                                                     903        1,083        2,825        3,367
  Amortization of intangibles                                   788          893        2,433        2,760
  Courier service                                               835          854        2,488        2,559
  Professional fees                                             485          451        1,704        1,355
  Other                                                       4,008        3,858       12,194       11,579
  Visa litigation expense                                         0            0       (2,338)           0
                                                       ----------------------------------------------------
  Total Noninterest Expense                                  25,203       24,853       74,596       74,222
                                                       ----------------------------------------------------
(Loss) Income Before Income Taxes                            (9,765)      29,868       42,014       92,113
Income Tax (Benefit) Provision                               (9,809)       7,846        2,989       24,169
                                                       ----------------------------------------------------
Net Income                                                      $44      $22,022      $39,025      $67,944
                                                       ====================================================

Average Shares Outstanding                                   28,908       29,532       28,895       29,935
Diluted Average Shares Outstanding                           29,273       29,915       29,292       30,365

Per Share Data:
  Basic Earnings                                              $0.00        $0.75        $1.35        $2.27
  Diluted Earnings                                             0.00         0.74         1.33         2.24
  Dividends Paid                                               0.35         0.34         1.04         1.02

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)


                                                                                  Accumulated
                                                                                 Other Compre-
                                                          Common      Deferred      hensive     Retained
                                             Shares        Stock    Compensation Income (Loss)  Earnings       Total
                                          ------------------------------------------------------------------------------
Balance, December 31, 2006                      30,547     $341,529       $2,734       $1,850      $78,122     $424,235
  Comprehensive income
    Net income for the period                                                                       67,944       67,944
    Other comprehensive income,
     net of tax:
      Net unrealized loss on securities
        available for sale                                                             (2,290)                   (2,290)
      Post-retirement benefit transition
        obligation amortization                                                            28                        28
                                                                                                           -------------
  Total comprehensive income                                                                                     65,682
  Exercise of stock options                        212        7,251                                               7,251
  Stock option tax benefits                                     116                                                 116
  Restricted stock activity                         12          302          256                                    558
  Stock based compensation                                    1,389                                               1,389
  Stock awarded to employees                         3          139                                                 139
  Purchase and retirement of stock              (1,396)     (16,089)                               (48,997)     (65,086)
  Dividends                               ------------------------------------------------------------------------------

Balance, September 30, 2007                     29,378     $334,637       $2,990        ($412)     $66,436     $403,651
                                          ==============================================================================
Balance, December 31, 2007                      29,018     $334,211       $2,990      ($4,520)     $61,922     $394,603
  Comprehensive income
    Net income for the period                                                                       39,025       39,025
    Other comprehensive income,
      net of tax:
      Net unrealized gain on securities
        available for sale                                                              5,044                     5,044
      Post-retirement benefit transition
        obligation amortization                                                            27                        27
                                                                                                           -------------
  Total comprehensive income                                                                                     44,096
  Exercise of stock options                        566       22,815                                              22,815
  Stock option tax benefits                                   1,130                                               1,130
  Restricted stock activity                         11        1,261         (581)                                   680
  Stock based compensation                                      893                                                 893
  Stock awarded to employees                         3          157                                                 157
  Purchase and retirement of stock                (703)      (8,339)                               (26,779)     (35,118)
  Dividends                               ------------------------------------------------------------------------------

Balance, September 30, 2008                     28,895     $352,128       $2,409         $551      $44,040     $399,128
                                          ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
unaudited)


                                                                                     For the nine months
                                                                                     ended September 30,
                                                                                 --------------------------
                                                                                     2008         2007
                                                                                 --------------------------
Operating Activities:
  Net income                                                                          $39,025      $67,944
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                       7,130        7,194
    Provision for credit losses                                                         1,800          225
    Amortization of loan fees, net of cost                                                (72)        (935)
    Decrease (increase) in interest income receivable                                   2,036         (169)
    Increase in other assets                                                          (20,405)      (9,220)
    Stock option compensation expense                                                     893        1,389
    Excess tax benefits from stock-based compensation                                  (1,130)        (116)
    (Decrease) increase in income taxes payable                                        (4,089)       1,357
    (Decrease) increase in interest expense payable                                    (2,469)         275
    (Decrease) increase in other liabilities                                          (13,373)       4,103
    Impairment and loss on sale of securities available for sale                       59,384            0
    Gain on sale of Visa common stock                                                  (5,698)           0
    Net loss on writedown of equipment                                                      9           50
    Originations of loans for resale                                                   (1,269)        (516)
    Proceeds from sale of loans originated for resale                                   1,283          521
    Net writedown of property acquired in satisfaction of debt                            195           34
                                                                                 --------------------------
Net Cash Provided by Operating Activities                                              63,250       72,136
                                                                                 --------------------------
Investing Activities:
  Net repayments of loans                                                              89,415       18,673
  Purchases of investment securities available for sale                                (6,430)     (30,107)
  Proceeds from maturity/calls and paydown of securities available for sale           183,616       73,368
  Proceeds from sale of securities available for sale                                     480            0
  Proceeds from maturity/calls and paydown of securities held to maturity              82,666       84,083
  Purchases of FRB/FHLB* securities                                                      (120)        (108)
  Proceeds from sale of FRB/FHLB* stock                                                11,364           73
  Proceeds from sale of Visa common stock                                               5,698            0
  Purchases of property, plant and equipment                                             (638)      (1,070)
  Proceeds from property acquired in satisfaction of debt                                 311            0
                                                                                 --------------------------
Net Cash Provided by Investing Activities                                             366,362      144,912
                                                                                 --------------------------
Financing Activities:
  Net decrease in deposits                                                           (135,002)    (176,520)
  Net (decrease) increase in short-term borrowings                                   (310,626)      83,124
  Repayments of notes payable                                                         (10,109)        (111)
  Exercise of stock options                                                            22,815        7,251
  Excess tax benefits from stock-based compensation                                     1,130          116
  Purchase and retirement of stock                                                    (35,118)     (65,086)
  Dividends paid                                                                      (30,128)     (30,633)
                                                                                 --------------------------
Net Cash Used in Financing Activities                                                (497,038)    (181,859)
                                                                                 --------------------------
Net (Decrease) Increase In Cash and Cash Equivalents                                  (67,426)      35,189
                                                                                 --------------------------
Cash and Cash Equivalents at Beginning of Period                                      209,764      184,442
                                                                                 --------------------------
Cash and Cash Equivalents at End of Period                                           $142,338     $219,631
                                                                                 ==========================
Supplemental Disclosure of Noncash Activities:
  Loans transferred to other real estate owned                                           $706           $0
  Unrealized gain (loss) on securities available for sale, net                          5,044      ($2,290)

Supplemental Disclosure of Cash Flow Activity:
  Interest paid for the period                                                        $31,120      $56,348
  Income tax payments for the period                                                   24,056       22,799

See accompanying notes to unaudited condensed consolidated financial statements.
* Federal Reserve Bank/Federal Home Loan Bank ("FRB/FHLB")


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.


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

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 ("FAS 161"). FAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company had no derivative instruments designated as hedges as of September 30, 2008. The Company will adopt FAS 161 on January 1, 2009.


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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and includes prior period for which financial statements have not been issued, and therefore the Company is subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company's fair value measurement as of September 30, 2008.

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

The table below presents the balances of available for sale securities measured at fair value on a recurring basis. (in thousands)


                               At September 30, 2008
                ----------------------------------------------------
                   Total       Level 1      Level 2      Level 3
                ----------------------------------------------------
                    $304,871      $22,131     $282,740           $0
                ====================================================


The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, ("SFAS 114"). Under SFAS 114, loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS 157. Loans measured at fair value on a non-recurring basis were measured for impairment by valuing the underlying collateral based on third-party appraisals which are level 2 fair value measurements. At September 30, 2008, impaired loans totaled $7.8 million.

Note 4:  Investments

The amortized cost and estimated market value of the available for sale investment securities portfolio as of September 30, 2008 follows:


                                                         Amortized    Estimated
                                                           Cost     Market Value
                                                       --------------------------
  Securities of U.S. Treasury and federal agencies          $14,039      $14,081
  Mortgage-backed securities                                108,375      106,010
  Obligations of states and political subdivisions          164,065      166,638
  Asset-backed securities                                     9,999        8,200
  FHLMC and FNMA stock                                        2,848        2,848
  Other securities                                            4,024        7,094
                                                       --------------------------
  Total                                                    $303,350     $304,871
                                                       ==========================


The amortized cost and estimated market value of the held to maturity investment securities portfolio as of September 30, 2008 follows:


                                                         Amortized    Estimated
                                                           Cost     Market Value
                                                       --------------------------
  Securities of U.S. federal agencies                      $110,000     $110,574
  Mortgage-backed securities                                304,170      296,109
  Obligations of states and political subdivisions          548,451      540,897
                                                       --------------------------
  Total                                                    $962,621     $947,580
                                                       ==========================


Note 5: Loans

A summary of the major categories of loans outstanding is shown in the following table.


                                                At September 30,         At
                                          --------------------------December 31,
                                              2008         2007         2007
                                          ---------------------------------------
  Real Estate - commercial                    $820,317     $871,502     $856,581
  Real Estate - construction                    67,329       90,993       97,464
  Real Estate - residential                    463,575      484,555      484,549
                                          ---------------------------------------
     Total Real Estate loans                 1,351,221    1,447,050    1,438,594
  Commercial                                   522,057      527,536      532,650
  Installment and personal                     535,426      536,788      531,732
                                          ---------------------------------------
     Gross loans                             2,408,704    2,511,374    2,502,976
  Allowance for loan losses                    (50,097)     (52,938)     (52,506)
                                          ---------------------------------------
        Net loans                           $2,358,607   $2,458,436   $2,450,470
                                          =======================================


There were no loans held for sale at September 30, 2008, September 30, 2007 and December 31, 2007.


Note 6: Goodwill and Other Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2008 and September
30, 2007. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the third quarter of 2008 and third quarter of 2007, no such adjustments were recorded.


The changes in the carrying value of goodwill were ($ in thousands):


  December 31, 2006                                        $121,719

                                                            --
                                                       -------------
  September 30, 2007                                       $121,719
                                                       =============
  December 31, 2007                                        $121,719

  Recognition of stock option tax
    benefits for the exercise of
    options converted upon merger                              ($17)
                                                       -------------
  September 30, 2008                                       $121,702
                                                       =============


The gross carrying amount of intangible assets and accumulated amortization was ($ in thousands):


                                                           September 30,
                                          ----------------------------------------------------
                                                     2008                      2007
                                          ----------------------------------------------------
                                              Gross                     Gross
                                            Carrying    Accumulated   Carrying    Accumulated
                                             Amount    Amortization    Amount    Amortization
                                          ----------------------------------------------------
  Core Deposit Intangibles                     $24,383     ($12,926)     $24,383     ($10,872)

  Merchant Draft Processing Intangible          10,300       (5,761)      10,300       (4,489)
                                          ----------------------------------------------------
    Total Intangible Assets                    $34,683     ($18,687)     $34,683     ($15,361)
                                          ====================================================


As of September 30, 2008, the current year and estimated future amortization expense for intangible assets was ($ in thousands):


                                                                      Merchant
                                                           Core         Draft
                                                          Deposit    Processing
                                                        Intangibles  Intangible      Total
                                                       ---------------------------------------
  Nine months ended September 30, 2008 (actual)              $1,521         $912       $2,433

  Estimate for year ended December 31,
                        2008                                  2,021        1,200        3,221
                        2009                                  1,859          962        2,821
                        2010                                  1,635          774        2,409
                        2011                                  1,386          624        2,010
                        2012                                  1,230          500        1,730
                        2013                                    964          400        1,364


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

The following table sets forth the net periodic post-retirement benefit costs (in thousands):


                                                       For the nine months ended
                                                             September 30,
                                                       --------------------------
                                                           2008         2007
                                                       --------------------------
  Service cost                                                ($300)         $12
  Interest cost                                                 198          198
  Amortization of unrecognized
    transition obligation                                        45           45
                                                       --------------------------
  Net periodic cost                                            ($57)        $255
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

On October 14, 2008, Visa announced a settlement in principle with respect to one of the litigation obligations that the Company is responsible to share with other member banks. At this time, the exact terms of the settlement are unknown.

We issue standby letters of credit, which include performance and financial guarantees, for customers in connection with contracts between the customers and third parties. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers' short-term financing requirements and must meet the Company's normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $29.6 million and $33.0 million at September 30, 2008 and December 31, 2007, respectively. We also had commitments for commercial and similar letters of credit of $1.7 million and $613 thousand at September 30, 2008 and December 31, 2007, respectively.


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


                                                                For the                   For the
                                                             three months               nine months
                                                           ended September 30,       ended September 30,
                                                       ----------------------------------------------------
    (In thousands, except per share data)                  2008         2007         2008         2007
                                                       ----------------------------------------------------
    Weighted average number of common
      shares outstanding - basic                             28,908       29,532       28,895       29,935

    Add exercise of options reduced by the
      number of shares that could have been
      purchased with the proceeds of such
      exercise                                                  365          383          397          430
                                                       ----------------------------------------------------
    Weighted average number of common
      shares outstanding - diluted                           29,273       29,915       29,292       30,365
                                                       ====================================================

    Net income                                                  $44      $22,022      $39,025      $67,944

    Basic earnings per share                                  $0.00        $0.75        $1.35        $2.27

    Diluted earnings per share                                $0.00        $0.74        $1.33        $2.24


For the three months ended September 30, 2008 and 2007, options to purchase 582 thousand and 1.3 million shares of common stock, respectively, were not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Similarly, for the nine months ended September 30, 2008 and 2007, options to purchase 618 thousand and 1.0 million shares of common stock, respectively, were not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
Financial Summary
(Dollars in thousands, except per share data)


                                                           Three months ended        Nine months ended
                                                             September 30,             September 30,
                                                       ----------------------------------------------------
                                                           2008         2007         2008         2007
                                                       ----------------------------------------------------
    Net Interest Income (FTE)**                             $48,693      $45,563     $146,407     $138,536
    Provision for Loan Losses                                  (600)         (75)      (1,800)        (225)
    Noninterest Income:
      Gain on sale of Visa common stock                           0            0        5,698            0
      Securities losses and impairment                      (41,206)           0      (59,384)           0
      Life insurance proceeds                                     0            0            0          822
      Deposit service charges and other                      13,707       14,644       41,723       43,799
                                                       ----------------------------------------------------
    Total Noninterest Income                                (27,499)      14,644      (11,963)      44,621
    Noninterest Expense:
      Visa litigation                                             0            0        2,338            0
      Other                                                 (25,203)     (24,853)     (76,934)     (74,222)
                                                       ----------------------------------------------------
    Total Noninterest Expense                               (25,203)     (24,853)     (74,596)     (74,222)
                                                       ----------------------------------------------------
    (Loss) Income Before Income Taxes (FTE)**                (4,609)      35,279       58,048      108,710
    Income Tax Benefit (Provision) (FTE)**                    4,653      (13,257)     (19,023)     (40,766)
                                                       ----------------------------------------------------
    Net Income                                                  $44      $22,022      $39,025      $67,944
                                                       ====================================================

    Average Shares Outstanding                               28,908       29,532       28,895       29,935
    Diluted Average Shares Outstanding                       29,273       29,915       29,292       30,365
    Shares Outstanding at Period End                         28,895       29,378       28,895       29,378

    As Reported:
      Basic Earnings Per Share                                $0.00        $0.75        $1.35        $2.27
      Diluted Earnings Per Share                              $0.00        $0.74        $1.33        $2.24
      Return On Assets                                         0.00%        1.89%        1.22%        1.95%
      Return On Equity                                         0.04%       21.73%       12.83%       22.24%
      Net Interest Margin (FTE)**                              5.19%        4.34%        5.04%        4.37%
      Net Loan Losses to Average Loans                         0.24%        0.10%        0.23%        0.14%
      Efficiency Ratio*                                       118.9%        41.3%        55.5%        40.5%

    Average Balances:
      Total Assets                                       $4,137,232   $4,628,728   $4,275,657   $4,670,019
      Earning Assets                                      3,745,058    4,198,859    3,878,972    4,243,610
      Total Loans, Gross                                  2,414,317    2,514,685    2,443,574    2,516,939
      Total Deposits                                      3,154,340    3,358,163    3,183,393    3,387,591
      Shareholders' Equity                                  412,133      402,016      406,244      408,497

    Balances at Period End:
      Total Assets                                       $4,089,482   $4,657,016
      Earning Assets                                      3,676,536    4,162,798
      Total Loans, Gross                                  2,408,704    2,511,374
      Total Deposits                                      3,129,788    3,340,214
      Shareholders' Equity                                  399,128      403,651

    Financial Ratios at Period End:
      Allowance for Loan Losses to Loans                       2.08%        2.11%
      Book Value Per Share                                   $13.81       $13.74
      Equity to Assets                                         9.76%        8.67%
      Total Capital to Risk Adjusted Assets                   11.25%       10.69%

    Dividends Paid Per Share                                  $0.35        $0.34        $1.04        $1.02
    Dividend Payout Ratio                                      n/m            46%          78%          46%


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the "Company") reported third quarter 2008 net income of $44 thousand or $-0.00- diluted earnings per share. These results compare to net income of $22.0 million or $0.74 diluted earnings per share for the same period of 2007. In the third quarter of 2008, the Company recognized a $24 million after-tax or $0.81 diluted earnings per share charge for securities losses and "other than temporary impairment" of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") preferred stock held in its available for sale investment portfolio. Additionally, the Company reduced its tax provision by approximately $1 million primarily due to filing its 2007 federal tax return and adjusting 2007 tax estimates to actual amounts included in the filed tax return. The tax provision reduction represented $0.03 diluted earnings per share. The adjustment primarily resulted from higher than anticipated tax credits earned on limited partnership investments providing low-income housing and housing for the elderly in Northern and Central California communities.

On a year-to-date basis, the Company reported net income for the nine months ended September 30, 2008 of $39.0 million or $1.33 diluted earnings per share, compared with $67.9 million or $2.24 diluted earnings per share for the same period of 2007. The first nine months of 2008 included a $34 million after-tax charge for securities losses and "other than temporary impairment" in the value of FHLMC and FNMA preferred stock or $1.17 diluted earnings per share. At September 30, 2008, the recorded value of FHLMC and FNMA stock was $2.8 million.

Additionally, results for this period included a $5.7 million gain on the sale of VISA common stock from Visa's initial public offering ("IPO"), and $2.3 million in reduced expenses as known litigation contingencies were satisfied as a part of the VISA IPO, which combined to increase diluted earnings per share by $0.16. Results for this period also included the approximate $1.0 million reduction in its tax provision primarily due to filing its 2007 federal tax return, which increased diluted earning per share by $0.03. The first nine months of 2007 included $822 thousand in tax-exempt company owned life insurance proceeds, representing $0.03 diluted earnings per share.

Following is a summary of the components of net income for the periods indicated (dollars in thousands except per share data):


                                                         Three months ended         Nine months ended
                                                           September 30,              September 30,
                                                       ----------------------------------------------------
                                                               2008         2007         2008         2007
                                                       ----------------------------------------------------
    Net interest income (FTE)                               $48,693      $45,563     $146,407     $138,536
    Provision for loan losses                                  (600)         (75)      (1,800)        (225)
    Noninterest income                                      (27,499)      14,644      (11,963)      44,621
    Noninterest expense                                     (25,203)     (24,853)     (74,596)     (74,222)
    Income tax benefit (provision) (FTE)                      4,653      (13,257)     (19,023)     (40,766)
                                                       ----------------------------------------------------
    Net income                                                  $44      $22,022      $39,025      $67,944
                                                       ====================================================
    Average diluted shares                                   29,273       29,915       29,292       30,365

    Diluted earnings per share                                $0.00        $0.74        $1.33        $2.24

    Average total assets                                 $4,137,232   $4,628,728   $4,275,657   $4,670,019

    Net income (annualized) to average total assets            0.00%        1.89%        1.22%        1.95%


Net income for the third quarter of 2008 was $44 thousand compared with $22.0 million for the same quarter of 2007, reflecting a $24 million after-tax FHLMC and FNMA preferred stock securities loss and impairment charge in the third quarter of 2008. Net interest income (FTE) increased $3.1 million or 6.9%, the net result of lower funding costs, partially offset by lower average earning assets and declining yields on loans. The provision for loan losses increased $525 thousand, reflecting Management's assessment of increased credit risk and the necessary level of the allowance for loan losses. Noninterest income declined $42.1 million in the third quarter of 2008 compared with the corresponding period of 2007 primarily due to the above securities loss and impairment charge. Noninterest expense increased $350 thousand or 1.4%. The provision for income taxes (FTE) was $17.9 million lower in the third quarter of 2008 than a year ago mostly due to the $17 million tax benefit of the securities loss and impairment charge and the $1 million tax adjustment for the filed 2007 federal income tax return.

Comparing the first nine months of 2008 to the prior year, net income decreased $28.9 million, due to losses on the sale and impairment charge of FHLMC and FNMA preferred stock and higher loan loss provision, partially offset by higher net interest income (FTE), a gain on sale of VISA common stock and lower tax provision (FTE). The higher net interest income (FTE) was mainly caused by lower funding costs, partially offset by a lower volume of average interest-earning assets and lower yields on loans. The provision for loan losses increased $1.6 million to reflect Management's assessment of increased credit risk and the necessary level of the allowance for loan losses. Noninterest income in the first nine months of 2008 decreased $56.6 million compared with the same period of 2007 mainly due to the above losses on sale and impairment charge on FHLMC and FNMA preferred stock, $822 thousand gain from life insurance proceeds in 2007 and a $759 thousand decrease in fees on the issuance of cashiers' checks, partially offset by the above gain on sale of VISA common stock. Noninterest expense increased $374 thousand or 0.5%, primarily the net result of higher data processing and personnel costs, partly offset by the reversal of a $2.3 million accrual for known Visa related litigation. The income tax provision (FTE) decreased $21.7 million largely due to the tax benefit from the impairment charge and the $1 million tax adjustment for the filed 2007 federal income tax return, partially offset by an increase related to the gain on sale of Visa common stock.

Net Interest Income

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investments and interest expense paid on interest-bearing deposits and borrowings. Following is a summary of the components of net interest income for the periods indicated (dollars in thousands):



                                                          Three months ended         Nine months ended
                                                             September 30,             September 30,
                                                       ----------------------------------------------------
                                                               2008         2007         2008         2007
                                                       ----------------------------------------------------
    Interest and fee income                                 $50,975      $59,297     $159,024     $178,011
    Interest expense                                         (7,438)     (19,145)     (28,651)     (56,072)
    FTE adjustment                                            5,156        5,411       16,034       16,597
                                                       ----------------------------------------------------
      Net interest income (FTE)                             $48,693      $45,563     $146,407     $138,536
                                                       ====================================================

    Average earning assets                               $3,745,058   $4,198,859   $3,878,972   $4,243,610

    Net interest margin (FTE)                                  5.19%        4.34%        5.04%        4.37%


The Company's net interest margin has expanded during the three and nine months ended September 30, 2008 compared to the respective periods in 2007. The Federal Reserve's Open Market Committee (FOMC) reduced the target federal funds rate from 5.25 percent in August 2007 to 2.00 percent in April 2008 in seven increments. As a result, short-term interest rates declined and the Company managed to reduce the interest rates paid on deposits and other interest-bearing liabilities during 2008 compared to respective periods in 2007. During this period, the Company's loan and investment yields were less sensitive to changes in interest rates resulting in a lesser reduction in such yields compared to the rates paid on deposits and other funding sources. Offsetting some of the benefit of the expanding margin was the reduction in the level of average interest-earning assets in 2008 relative to 2007.

Net interest income in the third quarter 2008 includes $359 thousand in dividends on FNMA preferred stock which management does not anticipate receiving in the foreseeable future. Seventy percent of such dividends are excludable from taxable income for federal income tax purposes.

Net interest income (FTE) rose during the third quarter of 2008 by $3.1 million or 6.9% from the same period in 2007 to $48.7 million, mainly due to lower rates on average interest- bearing liabilities (down 141 basis points ("bp")) and lower average balances of those liabilities (down $419 million), partly offset by lower average earning assets (down $454 million) and lower yields on loans (down 44 bp).

Comparing the first nine months of 2008 with the same period of 2007, net interest income (FTE) increased $7.9 million or 5.7%, primarily due to lower rates paid on interest-bearing liabilities (down 108 bp) and a lower average volume of those liabilities (down $315 million), partially offset by lower average earning assets (down $365 million) and lower yields on loans (down 32 bp).

Interest and Fee Income

Interest and fee income (FTE) for the third quarter of 2008 decreased $8.6 million or 13.3% from the same period in 2007. The decline was caused by lower average balances of earning assets (down $454 million) and lower yields on loans (down 44 bp).

Interest and fee income (FTE) in the third quarter 2008 includes $359 thousand in dividends on FNMA preferred stock which management does not anticipate receiving in the foreseeable future. Seventy percent of these dividends are excludable from taxable income for federal income tax purposes.

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

The decrease in the average earning assets in the third quarter of 2008 compared with the same period in 2007 was substantially attributable to a $353 million decline in the average investment portfolio: U.S. government sponsored entity obligations (down $178 million), mortgage backed securities and collateralized mortgage obligations (down $104 million), municipal securities (down $45 million) and corporate and other securities (down $30 million). The average balance of corporate and other securities declined largely due to sales and impairment of FHLMC and FNMA preferred stock. Average total loans were lower by $100 million in the third quarter of 2008 compared with the same period in 2007 primarily due to decreases in the average balances of commercial real estate loans (down $41 million), residential real estate loans (down $26 million) and tax-exempt commercial loans (down $17 million) and construction loans (down $16 million).

The average yield on the Company's earning assets decreased from 6.14% in the third quarter of 2007 to 5.98% in the same period in 2008. The composite yield on loans fell 44 bp to 6.24% due to decreases in yields on taxable commercial loans (down 195 bp), real estate construction loans (down 372 bp), consumer loans (down 24 bp) and commercial real estate loans (down 14 bp), partially offset by higher yields on tax-exempt commercial loans (up 13 bp) and residential real estate loans (up 10 bp). Real estate construction loans and commercial lines of credit have variable interest rates based on the prime lending rate. The prime lending rate averaged 8.25 percent in the third quarter 2007 compared to 5.50 percent in the third quarter 2008, reducing the yields earned on real estate construction loans and commercial lines of credit. The investment portfolio yield increased 17 bp to 5.49%, mainly due to higher yields on U.S. Government sponsored entity obligations (up 22 bp), municipal securities (up 10 bp) and mortgage backed securities and collateralized mortgage obligations (up 6 bp), partially offset by corporate and other securities (down 211 bp). Other securities yields declined mostly due to eliminated dividends on FHLMC preferred stock. As investment portfolio volumes have declined over the past year, municipal security volumes have declined at a slower rate than the remainder of the investment portfolio. As a result, municipal securities represented 54 percent of total average investment security volumes during the third quarter 2008, compared to 45 percent during the third quarter 2007. This migration in the composition of the investment portfolio has improved the overall yield of the investment portfolio since municipal security yields exceed the yield of the overall investment portfolio.

Comparing the first nine months of 2008 with the corresponding period a year ago, interest and fee income (FTE) was down $19.6 million or 10.0%. The decrease largely resulted from lower average balances of earning assets and lower yields on loans. Average earning assets decreased $365 million or 8.6% for the nine months of 2008 compared with the same period of 2007, due to a $291 million decline in the investment portfolio and a $74 million decrease in the loan portfolio. Lower average investment balances were largely attributable to U.S. government sponsored entity obligations (down $131 million), mortgage backed securities and collateralized mortgage obligations (down $108 million) and municipal securities (down $39 million). The loan portfolio decline was primarily due to decreases in the average balances of commercial real estate loans (down $44 million), residential real estate loans (down $26 million), tax-exempt commercial loans (down $16 million), partly offset by an $11 million increase in the average balance of consumer loans.

The average yield on earning assets for the first nine months of 2008 was 6.02% compared with 6.12% in the corresponding period of 2007. The loan portfolio yield for the first nine months of 2008 compared with the same period of 2007 was lower by 32 bp, due to decreases in yields on taxable commercial loans (down 138 bp), construction loans (down 313 bp), consumer loans (down 21 bp) and commercial real estate loans (down 9 bp), partially offset by commercial tax-exempt loans (up 10 bp) and residential real estate loans (up 9 bp). The investment portfolio yield rose by 14 bp. The increase resulted mostly from higher yields on mortgage backed securities and collateralized mortgage obligations (up 7 bp) and municipal securities (up 4 bp), partially offset by corporate and other securities (down 85 bp).


Interest Expense

Interest expense in the third quarter of 2008 decreased $11.7 million compared with the same period in 2007. The decrease was attributable to lower rates paid on the interest- bearing liabilities and lower average balances of those liabilities.

The average rate paid on interest-bearing liabilities decreased from 2.60% in the third quarter of 2007 to 1.19% in the same quarter of 2008. Rates paid on most interest-bearing liabilities moved with general market conditions. Rates on deposits decreased 88 bp to 1.00% primarily due to decreases in rates paid on CDs over $100 thousand (down 267 bp), preferred money market savings (down 146 bp) and retail CDs (down 89 bp). Rates on short-term borrowings also decreased 277 bp mostly due to lower rates on federal funds purchased (down 320 bp) and line of credit and repurchase facilities (down 304 bp).

Interest-bearing liabilities declined $419 million or 14.4% for the third quarter of 2008 over the same period of 2007. Most categories of deposits declined including money market savings (down $43 million), money market checking accounts (down $27 million), regular savings (down $20 million) and CDs over $100 thousand (down $35 million). The decline was partially offset by a $17 million increase in preferred money market savings. Short-term borrowings declined $295 million primarily due to a $279 million decrease in federal funds purchased.

Comparing the nine months ended September 30, 2008 to the corresponding period of 2007, interest expense decreased $27.4 million, due to lower rates paid on interest-bearing liabilities and a decline in such liabilities.

Rates paid on liabilities averaged 1.46% during the first nine months of 2008 compared to 2.54% in the same period of 2007. The average rate on short-term borrowings fell 228 bp to 2.11%, mainly due to declines on rates paid on federal funds purchased (down 267 bp) and line of credit and repurchase facilities (down 176 bp). Rates on deposits were also lower (down 63 bp). CDs over $100 thousand declined 225 bp and retail CDs decreased by 44 bp. Preferred money market savings decreased 102 bp.

Interest-bearing liabilities in the first nine months of 2008 declined $315 million or 10.7% over the corresponding period of 2007 mainly due to decreases in the average balances of federal funds purchased (down $174 million), money market savings (down $72 million), money market checking accounts (down $33 million), regular savings (down $25 million), retail CDs (down $18 million) and line of credit and repurchase facilities (down $18 million).

In all periods, the Company has focused its sales efforts on building the balances of more profitable, noninterest bearing and lower-cost transaction accounts in order to minimize the cost of funds.


Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (annualized):


                                                           Three months ended        Nine months ended
                                                             September 30,             September 30,
                                                       ----------------------------------------------------
                                                           2008         2007         2008         2007
                                                       ----------------------------------------------------
    Yield on earning assets (FTE)                              5.98%        6.14%        6.02%        6.12%
    Rate paid on interest-bearing
      liabilities                                              1.19%        2.60%        1.46%        2.54%
                                                       ----------------------------------------------------
      Net interest spread (FTE)                                4.79%        3.54%        4.56%        3.58%

    Impact of all other net
      noninterest bearing funds                                0.40%        0.80%        0.48%        0.79%
                                                       ----------------------------------------------------
        Net interest margin (FTE)                              5.19%        4.34%        5.04%        4.37%
                                                       ====================================================


During the third quarter of 2008, the net interest margin (FTE) increased 85 bp compared with the same period in 2007. Rates paid on interest-bearing liabilities declined faster than yields on earning assets (FTE), resulting in a 125 bp increase in net interest spread. The increase in the net interest spread was partially reduced by the lower net interest margin contribution of noninterest bearing funding sources. The margin contribution of noninterest bearing funds decreased 40 bp because of the lower market rates of interest at which they could be invested.

Similarly, the net interest margin (FTE) in the first nine months of 2008 rose by 67 bp when compared with the corresponding period of 2007. Earning asset yields decreased 10 bp while the cost of interest-bearing liabilities declined by 108 bp, resulting in a 98 bp increase in the net interest spread. The 31 bp decrease in noninterest bearing funding sources lowered the increase in the net interest margin.

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


                                                                           For the three months ended
                                                                               September 30, 2008
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      Income/      Earned/
                                                                       Balance      Expense       Paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $840           $1         0.47%
    Investment securities:
      Available for sale
        Taxable                                                          164,644        1,858         4.51%
        Tax-exempt (1)                                                   194,576        3,212         6.60%
      Held to maturity
        Taxable                                                          423,088        4,671         4.42%
        Tax-exempt (1)                                                   547,593        8,536         6.24%
    Loans:
      Commercial:
        Taxable                                                          322,455        5,547         6.84%
        Tax-exempt (1)                                                   205,505        3,347         6.48%
      Commercial real estate                                             830,001       14,516         6.96%
      Real estate construction                                            69,216        1,070         6.15%
      Real estate residential                                            462,004        5,604         4.85%
      Consumer                                                           525,136        7,769         5.89%
                                                                    --------------------------
        Total loans (1)                                                2,414,317       37,853         6.24%
                                                                    --------------------------
        Total earning assets (1)                                       3,745,058       56,131         5.98%
    Other assets                                                         392,174
                                                                    -------------
        Total assets                                                  $4,137,232
                                                                    =============
    Liabilities and shareholders' equity
    Deposits:
      Noninterest bearing demand                                      $1,172,953          $--           --
      Savings and interest-bearing
        transaction                                                    1,303,821        1,394         0.43%
      Time less than $100,000                                            193,170        1,201         2.47%
      Time $100,000 or more                                              484,396        2,365         1.94%
                                                                    --------------------------
         Total interest-bearing deposits                               1,981,387        4,960         1.00%
    Short-term borrowed funds                                            470,109        1,954         1.63%
    Debt financing and notes payable                                      35,163          524         5.96%
                                                                    --------------------------
        Total interest-bearing liabilities                             2,486,659        7,438         1.19%
    Other liabilities                                                     65,487
    Shareholders' equity                                                 412,133
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,137,232
                                                                    =============
    Net interest spread (1) (2)                                                                       4.79%

    Net interest income and interest margin (1) (3)                                   $48,693         5.19%
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


                                                                            For the nine months ended
                                                                               September 30, 2008
                                                                    ---------------------------------------
                                                                                   Interest       Rates
                                                                       Average      income/      earned/
                                                                       Balance      expense       paid
                                                                    ---------------------------------------
    Assets:
    Money market assets and funds sold                                      $948           $3         0.42%
    Investment securities:
      Available for sale
        Taxable                                                          227,227        7,281         4.27%
        Tax-exempt (1)                                                   209,365       11,067         7.05%
      Held to maturity
        Taxable                                                          444,314       14,682         4.41%
        Tax-exempt (1)                                                   553,544       25,806         6.22%
    Loans:
      Commercial:
        Taxable                                                          316,018       17,194         7.27%
        Tax-exempt (1)                                                   211,221       10,319         6.53%
      Commercial real estate                                             841,391       44,442         7.06%
      Real estate construction                                            80,473        4,143         6.88%
      Real estate residential                                            469,952       17,021         4.83%
      Consumer                                                           524,519       23,100         5.88%
                                                                    --------------------------
        Total loans (1)                                                2,443,574      116,219         6.35%
                                                                    --------------------------
        Total earning assets (1)                                       3,878,972      175,058         6.02%
    Other assets                                                         396,685
                                                                    -------------
        Total assets                                                  $4,275,657
                                                                    =============
    Liabilities and shareholders' equity:
    Deposits:
      Noninterest bearing demand                                      $1,186,443          $--           --
      Savings and interest-bearing
        transaction                                                    1,309,921        4,627         0.47%
      Time less than $100,000                                            194,305        4,144         2.85%
      Time $100,000 or more                                              492,724        8,840         2.40%
                                                                    --------------------------
        Total interest-bearing deposits                                1,996,950       17,611         1.18%
    Short-term borrowed funds                                            582,564        9,360         2.11%
    Debt financing and notes payable                                      36,210        1,680         6.19%
                                                                    --------------------------
         Total interest-bearing liabilities                            2,615,724       28,651         1.46%
    Other liabilities                                                     67,246
    Shareholders' equity                                                 406,244
                                                                    -------------
        Total liabilities and shareholders' equity                    $4,275,657
                                                                    =============
    Net interest spread (1)(2)                                                                        4.56%

    Net interest income and interest margin (1) (3)                                  $146,407         5.04%
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


                                                                     Three months ended September 30, 2008
                                                                           compared with three months
                                                                           ended September 30, 2007
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                        $0          ($1)         ($1)
    Investment securities:
      Available for sale
        Taxable                                                           (2,192)         148       (2,044)
        Tax-exempt (1)                                                      (624)        (272)        (896)
      Held to maturity
        Taxable                                                           (1,133)          92       (1,041)
        Tax-exempt (1)                                                      (301)         163         (138)
    Loans:
      Commercial:
        Taxable                                                               96       (1,591)      (1,495)
        Tax-exempt (1)                                                      (284)          67         (217)
      Commercial real estate                                                (756)        (330)      (1,086)
      Real estate construction                                              (344)        (699)      (1,043)
      Real estate residential                                               (310)         122         (188)
      Consumer                                                               (85)        (343)        (428)
                                                                    ---------------------------------------
        Total loans (1)                                                   (1,683)      (2,774)      (4,457)
        Total decrease in interest                                  ---------------------------------------
          and fee income (1)                                              (5,933)      (2,644)      (8,577)
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                         (111)        (670)        (781)
      Time less than $100,000                                               (115)        (439)        (554)
      Time $100,000 or more                                                 (385)      (3,286)      (3,671)
                                                                    ---------------------------------------
         Total interest-bearing deposits                                    (611)      (4,395)      (5,006)
                                                                    ---------------------------------------
    Short-term borrowed funds                                             (2,529)      (4,118)      (6,647)
    Debt financing and notes payable                                         (26)         (28)         (54)
                                                                    ---------------------------------------
       Total decrease in interest expense                                 (3,166)      (8,541)     (11,707)
                                                                    ---------------------------------------
    (Decrease) increase in Net Interest Income (1)                       ($2,767)      $5,897       $3,130
                                                                    =======================================


(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.


                                                                     Nine months ended September 30, 2008
                                                                          compared with nine months
                                                                           ended September 30, 2007
                                                                    ---------------------------------------
                                                                       Volume        Rate         Total
                                                                    ---------------------------------------
    Interest and fee income:
    Money market assets and funds sold                                        $2          ($4)         ($2)
    Investment securities:
      Available for sale
        Taxable                                                           (4,501)        (109)     ($4,610)
        Tax-exempt (1)                                                    (1,320)        (424)     ($1,744)
      Held to maturity
        Taxable                                                           (3,596)         312      ($3,284)
        Tax-exempt (1)                                                      (766)         282        ($484)
    Loans:
      Commercial:
        Taxable                                                             (120)      (3,325)     ($3,445)
        Tax-exempt (1)                                                      (784)         165        ($619)
      Commercial real estate                                              (2,251)        (648)     ($2,899)
      Real estate construction                                               308       (1,883)     ($1,575)
      Real estate residential                                               (914)         306        ($608)
      Consumer                                                               564         (844)       ($280)
                                                                    ---------------------------------------
        Total loans (1)                                                   (3,197)      (6,229)      (9,426)
       Total decrease in interest                                   ---------------------------------------
          and fee income (1)                                             (13,378)      (6,172)     (19,550)
                                                                    ---------------------------------------
    Interest expense:
    Deposits:
      Savings and interest-bearing
        transaction                                                         (397)      (1,062)     ($1,459)
      Time less than $100,000                                               (417)        (680)     ($1,097)
      Time $100,000 or more                                                 (230)      (8,326)     ($8,556)
                                                                    ---------------------------------------
         Total interest-bearing deposits                                  (1,044)     (10,068)     (11,112)
                                                                    ---------------------------------------
    Short-term borrowed funds                                             (5,177)     (11,077)    ($16,254)
    Debt financing and notes payable                                         (27)         (28)        ($55)
                                                                    ---------------------------------------
       Total  decrease in interest expense                                (6,248)     (21,173)     (27,421)
                                                                    ---------------------------------------
    (Decrease) increase in Net Interest Income (1)                       ($7,130)     $15,001       $7,871
                                                                    =======================================


(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Credit Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company provided $600 thousand for loan losses in the third quarter of 2008, compared with $75 thousand in the same period of 2007. For the first nine months of 2008 and 2007, $1.8 million and $225 thousand were provided in each respective period. In the third quarter of 2008, the reserve for unfunded credit commitments was reduced by $200 thousand due to a decline in unfunded credit commitments. The provision reflects management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net credit losses and the allowance for credit losses, see the "Classified Assets" section of this report.


Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated (dollars in thousands).


                                                            Three months ended      Nine months ended
                                                              September 30,           September 30,
                                                       ----------------------------------------------------
                                                           2008         2007         2008         2007
                                                       ----------------------------------------------------
    Service charges on deposit accounts                      $7,555       $7,569      $22,379      $22,813
    Merchant credit card fees                                 2,611        2,808        7,903        8,024
    Debit card fees                                             970          969        2,852        2,825
    ATM fees and interchange                                    756          723        2,238        2,114
    Other service fees                                          495          506        1,517        1,496
    Financial services commissions                              186          383          689        1,057
    Trust fees                                                  293          337          973          978
    Official check issuance income                               19          279          145          904
    Mortgage banking income                                      39           29          106           92
    Securities losses and impairment                        (41,206)           0      (59,384)           0
    Gain on sale of Visa common stock                             0            0        5,698            0
    Life insurance gains                                          0            0            0          822
    Other noninterest income                                    783        1,041        2,921        3,496
                                                       ----------------------------------------------------
      Total                                                ($27,499)     $14,644     ($11,963)     $44,621
                                                       ====================================================


Noninterest income for the third quarter of 2008 decreased by $42.1 million from the same period in 2007 mainly due to $41.2 million in losses on sale and writedown of FHLMC and FNMA preferred stock. During the second quarter of 2008, the Company began issuing its own cashier's checks rather than use a vendor which paid the Company fees based on the availability of funds while the cashier's checks remained outstanding ("float"). By issuing its own cashier's checks, the Company uses the related float as a source of funding and reduces its interest expense. Such vendor fees were $260 thousand lower in the third quarter of 2008 compared with the same period of 2007. Merchant credit card fees declined $197 thousand or 7.0%. Financial services commissions decreased by $197 thousand. Other noninterest income decreased $258 thousand or 24.8% mostly due to gains on sales of other assets in the third quarter of 2007.

In the first nine months of 2008, noninterest income decreased $56.6 million compared with the same period of the previous year. Noninterest income for the 2008 period included the $59.4 million in losses on sale and impairment charge of FHLMC and FNMA preferred stock and $5.7 million in securities gains from the redemption of VISA Class B common stock as part of Visa's initial public offering. Noninterest income for the nine months of 2007 included an $822 thousand gain on company-owned life insurance. Official check issuance income declined $759 thousand because the Company began issuing its own cashier's checks rather than use an outside vendor as mentioned in the preceding paragraph. Service charges on deposits declined $434 thousand or 1.9%, due to declines in fees charged on business and retail checking and savings accounts (down $396 thousand), overdraft fees and returned item charges (down $189 thousand), partially offset by a $151 thousand increase in deficit fees charged on analyzed accounts. Deficit fees are service charges collected from business customers that typically pay for such services with compensating balances. Financial services commissions fell $368 thousand or 34.8%. Merchant credit card fees declined $121 thousand or 1.5%. Other noninterest income decreased $575 thousand or 16.4% primarily due to a $276 thousand decline in interest recoveries on charged-off loans. ATM fees and interchange income increased $124 thousand or 5.9%.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated (dollars in thousands).


                                                           Three months ended        Nine months ended
                                                             September 30,             September 30,
                                                       ----------------------------------------------------
                                                           2008         2007         2008         2007
                                                       ----------------------------------------------------
    Salaries and related benefits                           $12,621      $12,587      $38,670      $37,776
    Occupancy                                                 3,465        3,327       10,297        9,960
    Data processing services                                  2,098        1,800        6,323        4,866
    Equipment                                                   903        1,083        2,825        3,367
    Amortization of intangibles                                 788          893        2,433        2,760
    Courier service                                             835          854        2,488        2,559
    Professional fees                                           485          451        1,704        1,355
    Postage                                                     369          404        1,142        1,211
    Telephone                                                   342          342        1,023        1,055
    Stationery and supplies                                     272          323          836          906
    Customer checks                                             247          228          724          704
    Operational losses                                          113          228          494          559
    Correspondent Service Charges                               178          223          498          668
    Loan expense                                                246          217          653          555
    Advertising/public relations                                191          150          660          641
    FDIC insurance assessments                                  131           98          359          305
    Visa litigation expense                                       0            0       (2,338)           0
    Other noninterest expense                                 1,919        1,645        5,805        4,975
                                                       ----------------------------------------------------
    Total                                                   $25,203      $24,853      $74,596      $74,222
                                                       ====================================================

    Average full time equivalent staff                          899          876          892          893

    Noninterest expense to revenues (FTE)                    118.92%       41.28%       55.48%       40.52%


Noninterest expense rose by $350 thousand or 1.4% in the third quarter of 2008 compared with the same period in 2007. Data processing service costs were $298 thousand or 16.6% higher due to conversion of the Company's item processing function to an outside vendor in September of 2007. Occupancy expense increased $138 thousand or 4.1%. Other noninterest expense rose by $274 thousand or 16.7% largely due to a $200 thousand writedown of foreclosed real estate and a $330 thousand increase in amortization of low-income housing investments as tax benefits are realized, partly offset with a $200 thousand reduction in the reserve for unfunded credit commitments. FDIC insurance assessments increased $33 thousand or 33.7%. The above increases were partially reduced by decreases in equipment expense (down $180 thousand or 16.6%) as a result of lower depreciation and maintenance costs, operational losses (down $115 thousand or 50.4%) and amortization of intangible assets (down $105 thousand or 11.8%).

In the first nine months of 2008, noninterest expense increased $374 thousand or 0.5% compared with the corresponding period of 2007. The first nine months of 2008 included a reversal of the $2.3 million accrual for known Visa related litigation, which was reversed with the funding of a litigation escrow as a part of the Visa IPO. Data processing service costs were higher by $1.5 million or 29.9% due to conversion of the Company's item processing function to an outside vendor. Salaries and related benefits increased $894 thousand or 2.4% mainly due to annual merit increases granted to continuing staff and increases in incentives and employee benefits. Professional fees increased $349 thousand or 25.8% primarily due to higher legal fees, partially offset by lower audit fees. Occupancy costs increased $337 thousand or 3.4%. Other noninterest expense rose by $830 thousand or 16.7% due to writedown of foreclosed property and higher insurance costs and amortization of low-income housing investments as tax benefits are realized, partly offset by a reduction in the reserve for unfunded loan commitments. FDIC insurance assessments increased $54 thousand or 17.7%. Other categories of expense decreased from the first nine months of 2007, offsetting the increases outlined above. Equipment expense declined $542 thousand or 16.1% mostly due to reduced depreciation costs and lower maintenance expenses. Amortization of intangible assets decreased $327 thousand or 11.8%. Correspondent service charges were lower by $170 thousand or 25.4%.


Provision for Income Tax

During the third quarter of 2008, the Company recorded income tax benefits
(FTE) of $4.7 million compared with income tax provision (FTE) of $13.3 million for the third quarter of 2007.

During the third quarter 2008, the Company filed its 2007 federal income tax return. Amounts included in that filed return were reconciled to estimates of such amounts used to recognize the 2007 federal income tax provision. As a result, a reduction in the tax provision in the amount of $877 thousand was recognized in the third quarter 2008 to adjust the 2007 tax estimates to amounts included in the filed tax return. The adjustment primarily resulted from higher than anticipated tax credits earned on limited partnership investments providing low-income housing and housing for the elderly in our Northern and Central California communities. During the third quarter 2008, the Company further reduced its tax provision by $107 thousand to reflect a reduction in its unrecognized tax benefits due to a lapse in the statute of limitations.

The income tax provision (FTE) was $19.0 million for the first nine months of 2008 compared with $40.8 million for the same period of 2007. The effective tax rate (FTE) of 32.8% for the first nine months of 2008 compared with 37.5% for the same period of 2007. The tax provision for the first nine months of 2008 included a $25 million tax benefit from the FHLMC and FNMA preferred stock losses and impairment charge, and higher tax credits from low-income housing investments, partially offset by an increase due to the higher tax rate for the income related to the Visa IPO. The tax provision in the same period of 2007 reflected the tax-free nature of $822 thousand in life insurance proceeds, higher dividend received deductions and lower non-deductible life insurance premiums.

The losses on FHLMC and FNMA preferred stock were capital in nature as of September 30, 2008, requiring offsetting capital gains for the losses to generate tax benefits. Management believes the Company has sufficient capital gains in the current year, the three-year capital loss carry- back period, and from owned equity securities, limited partnership investments, and real estate to fully offset the capital losses recognized through September 30, 2008. Therefore, the full tax benefit was recorded with respect to the impairment losses of the preferred stock. The Troubled Asset Relief Program, signed into law on October 3, 2008, provided ordinary tax treatment to losses on FHLMC and FNMA preferred stock held on September 6, 2008 or sold on or after January 1, 2008. As a result, the Company's losses on FNMA and FHLMC preferred stock will receive ordinary tax treatment. Further, FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, (FIN 18) provides guidance for allocating income taxes among interim periods. Under the provisions of FIN 18, transactions or events which are unusual in nature or infrequent, but not both, are treated as discrete events in the period of recognition. The Company has treated the securities loss and impairment of FHLMC and FNMA preferred stock as infrequent due to the U.S. government's conservatorship of the two institutions. As a result, the Company's combined effective tax rate applied to the securities loss and impairment of FHLMC and FNMA preferred stock was approximately 42 percent.


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

The following is a summary of classified loans and other real estate owned on the dates indicated (dollars in thousands):


                                                             At September 30,         At
                                                       --------------------------December 31,
                                                           2008         2007         2007
                                                       ---------------------------------------
    Classified loans                                        $38,070      $21,403      $24,419
    Other real estate owned                                     814          613          613
                                                       ---------------------------------------
    Classified loans and other real estate owned            $38,884      $22,016      $25,032
                                                       =======================================
    Allowance for loan losses /
     classified loans                                           132%         247%         215%


Classified loans include loans graded "substandard", "doubtful" and "loss" using regulatory guidelines. At September 30, 2008, $35.9 million of loans or 94.3% of total classified loans are graded "substandard". Such substandard loans accounted for 1.5% of total gross loans at September 30, 2008. Classified loans at September 30, 2008, increased $16.7 million from a year ago. The increase is primarily attributable to one classified construction loan relationship with $9.4 million outstanding at September 30, 2008. The loan collateral at September 30, 2008, located north of Sacramento, California, is comprised of land purchased for development and construction of approximately 110 residential properties and 13 completed residential properties. The borrower has marketed and received purchase offers on 10 of the completed properties. The borrower has also received a purchase offer on 50 of the developed lots. The Company is not offering financing for these pending transactions. The Company recognized a charge-off of $783 thousand during the second quarter 2008 as the anticipated sales price of the residential units is less than the related loan balance. The construction loan relationship was placed on non-accrual status during the second quarter 2008 and is included in non-accrual loans at September 30, 2008. Management is aggressively pursuing collection of the entire loan relationship. The Company has started foreclosure proceedings on the loan collateral.

Other real estate owned was $814 thousand, $613 thousand and $613 thousand at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The increase in OREO resulted from foreclosure of collateral underlying one residential real estate loan, partially offset by a $200 thousand writedown on existing real estate owned.

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

The following is a summary of nonperforming loans and other real estate owned on the dates indicated (dollars in thousands):


                                                At September 30,         At
                                          --------------------------December 31,
                                              2008         2007         2007
                                          ---------------------------------------
    Performing nonaccrual loans                    $73       $1,695       $1,688
    Nonperforming nonaccrual loans              12,132        3,132        3,164

       Total nonaccrual loans                   12,205        4,827        4,852
                                          ---------------------------------------
    Loans 90 days past due and
      still accruing                               363          251          297
                                          ---------------------------------------
      Total nonperforming loans                 12,568        5,078        5,149

    Other real estate owned                        814          613          613
                                          ---------------------------------------
      Total                                    $13,382       $5,691       $5,762
                                          =======================================

    As a percentage of total loans                0.56%        0.23%        0.23%


Nonaccrual loans increased $7.4 million during the nine months ended September 30, 2008. Twenty three loans comprised the $12.2 million nonaccrual loans as of September 30, 2008. Five of those loans were on nonaccrual status throughout the first nine months of 2008, while eighteen of the loans were placed on nonaccrual status during the nine months ended September 30, 2008. The increase in nonperforming nonaccrual loans is primarily due to placing the construction loan relationship described in the "Classified Assets" section on nonaccrual status. The reduction in performing nonaccrual loans is primarily due to returning two commercial real estate loans to accrual status based upon the payment history, payment status, and improved financial condition of the borrowers. The Company actively pursues full collection of nonaccrual loans.

The Company's residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no "sub-prime" loans as of September 30, 2008, December 31, 2007 and September 30, 2007. Of the loans 90 days past due and still accruing at September 30, 2008, none were residential real estate loans and $342 thousand were automobile loans. Delinquent residential real estate and automobile loans on accrual status were as follows ($ in thousands):



                                                                          At September 30,         At
                                                                    --------------------------December 31,
                                                                        2008         2007         2007
                                                                    ---------------------------------------
    Residential real estate loans:
    --------------------------------------
    30-89 days delinquent:
       Dollar amount                                                      $1,311          $89       $2,761
       Percentage of total residential real estate loans                    0.28%        0.02%        0.57%
    90 or more days delinquent:
       Dollar amount                                                        $-0-         $-0-         $-0-
       Percentage of total residential real estate loans                    0.00%        0.00%        0.00%

    Automobile loans:
    -------------------------
    30-89 days delinquent:
       Dollar amount                                                      $3,572       $2,692       $2,872
       Percentage of total automobile loans                                 0.75%        0.57%        0.61%
    90 or more days delinquent:
       Dollar amount                                                        $342         $207         $253
       Percentage of total automobile loans                                 0.07%        0.04%        0.05%


The Company had no restructured loans as of September 30, 2008, September 30, 2007 and December 31, 2007.

The amount of gross interest income that would have been recorded for nonaccrual loans for the three and nine month periods ended September 30, 2008, if all such loans had performed in accordance with their original terms, was $184 thousand and $466 thousand, respectively, compared to $107 thousand and $326 thousand, respectively, for the third quarter and the first nine months of 2007.

The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2008, totaled $48 thousand and $312 thousand, respectively, compared with $130 thousand and $399 thousand, respectively, for the comparable periods in 2007. These cash payments represent annualized yields of 1.56% and 4.26%, respectively, for the third quarter and the first nine months of 2008 compared to 10.36% and 11.02%, respectively, for the third quarter and the first nine months of 2007.

Total cash payments received during the third quarter and first nine months of 2008 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2008, totaled $-0- thousand and $-0- thousand, respectively. Total cash payments received during the third quarter and first nine months of 2007 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2007, totaled $-0- thousand and $5 thousand, respectively.

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

Allowance for Credit Losses

The following table summarizes the provision for credit losses, net credit losses and allowance for credit losses for the periods indicated (dollars in thousands):



                                                           Three months ended       Nine months ended
                                                             September 30,             September 30,
                                                       ----------------------------------------------------
                                                           2008         2007         2008         2007
                                                       ----------------------------------------------------
    Balance, beginning of period                            $54,257      $57,166      $55,799      $59,023

    Provision for loan losses                                   600           75        1,800          225
    Provision for unfunded credit commitments                  (200)           0         (200)           0

    Loans charged off                                        (1,786)      (1,031)      (5,532)      (4,519)
    Recoveries of previously
       charged off loans                                        319          421        1,323        1,902
                                                       ----------------------------------------------------
      Net credit losses                                      (1,467)        (610)      (4,209)      (2,617)
                                                       ----------------------------------------------------
    Balance, end of period                                  $53,190      $56,631      $53,190      $56,631
                                                       ====================================================
    Components:
    Allowance for loan losses                               $50,097      $52,938      $50,097      $52,938
    Reserve for unfunded credit commitments                   3,093        3,693        3,093        3,693
                                                       ----------------------------------------------------
    Allowance for credit losses                             $53,190      $56,631      $53,190      $56,631
                                                       ====================================================
    Allowance for loan losses /
     loans outstanding                                         2.08%        2.11%


Net credit losses rose in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to lower recoveries and higher chargeoffs on automobile loans. Net credit losses rose in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to lower recoveries on commercial loans and higher chargeoffs on construction and automobile loans, partially offset by higher recoveries on consumer loans and lower chargeoffs on commercial and consumer loans. Annualized net loan losses to average loans rose to 0.24 percent in the three months ended September 30, 2008, compared to 0.10 percent in the three months ended September 30, 2007. Management does not anticipate an increase in net charge-off experience in the last three months of 2008 as compared to the first nine months of 2008. However, no assurance can be given that higher levels of net charge-offs will not occur. Management continues to follow conservative credit underwriting policies and practices, and aggressively pursues collection of classified loans and recovery of recognized loan losses.

The Company's allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data. The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $53.2 million allowance for credit losses to be adequate as a reserve against losses as of September 30, 2008.

The following table presents the allocation of the allowance for credit losses:

Allocation of the Allowance for Credit Losses


                                               At September 30,         At December 31,
                                                     2008                     2007
                                          ----------------------------------------------------
                                           Allocation    Loans as    Allocation    Loans as
                                             of the       Percent      of the       Percent
                                            Allowance    of Total     Allowance    of Total
    (dollars in thousands)                   Balance       Loans       Balance       Loans
                                          ----------------------------------------------------
    Commercial                                 $26,226           56%     $27,233           56%
    Real estate construction                     6,083            3%       5,403            4%
    Real estate residential                        469           19%         388           19%
    Consumer                                     5,196           22%       4,626           21%
    Unallocated portion                         15,216           --       18,149           --
                                          ----------------------------------------------------
    Total                                      $53,190          100%     $55,799          100%
                                          ====================================================


The allocation to loan portfolio segments changed from December 31, 2007 to September 30, 2008. The decrease in allocation to commercial loans reflects a decrease in criticized commercial loans. The increases in allocation to real estate construction and consumer loans reflect increases in criticized real estate construction loans and delinquency trends in consumer loans.

The unallocated portion of the allowance for credit losses declined $2.9 million from December 31, 2007 to September 30, 2008. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At December 31, 2007 and September 30, 2008, Management's evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($4.0 million and $3.9 million, respectively), external competitive issues ($2.0 million and $1.4 million, respectively), internal credit administration considerations ($4.2 million and $2.4 million, respectively), and delinquency and problem loan trends ($4.2 million and $4.1 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management's judgment, review of trends in its loan portfolio, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace including loan underwriting and pricing practices of competitors. Based on Management's analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $18.1 million at December 31, 2007, compared to $15.2 million at September 30, 2008.


Asset/Liability and Market Risk Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

Interest Rate Risk

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on loan demand, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.

In adjusting the Company's asset/liability position, Management attempts to manage interest rate risk while enhancing the net interest margin and net interest income. At times, depending on expected increases or decreases in general interest rates, the relationship between long and short term interest rates, market conditions and competitive factors, Management may adjust the Company's interest rate risk position in order to manage its net interest margin and net interest income. The Company's results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates.

The Company's asset and liability position remains slightly "liability sensitive," with a greater amount of interest-bearing liabilities subject to immediate and near-term interest rate changes relative to earning assets. As a result, the FOMC's recent reductions in the federal funds target rate (charged for short-term inter-bank borrowings) and the related decline in U.S. Treasury bill rates has improved the Company's net interest margin in the first nine months of 2008. The FOMC reduced the federal funds target rate again in October, 2008, and the futures markets indicate an expectation the FOMC might reduce the federal funds target rate further in the near-term. The Company's net interest margin would increase with additional reductions in short-term interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company's balance sheet and assuming a decrease of 100 bp in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are estimated to improve 0.9% over the Company's most likely net income plan for the twelve months ending September 30, 2009. Conversely, using the current composition of the Company's balance sheet and assuming an increase of 100 bp in the federal funds rate and an increase of 40 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 2.7% of the Company's most likely net income plan for the twelve months ending September 30, 2009. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management is currently deploying tactics to reduce the "liability sensitivity" of the Company's balance sheet to a more "neutral" condition where changes in interest rates result in less significant changes in earnings. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

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

Fluctuations in the Company's common stock price can impact the Company's financial results in several ways. First, the Company has regularly repurchased and retired its common stock; the market price paid to retire the Company's common stock can affect the level of the Company's shareholders' equity, cash flows and shares outstanding for purposes of computing earnings per share. Second, the Company's common stock price impacts the number of dilutive equivalent shares used to compute diluted earnings per share. Third, fluctuations in the Company's common stock price can motivate holders of options to purchase Company common stock through the exercise of such options thereby increasing the number of shares outstanding. Finally, the amount of compensation expense associated with share based compensation fluctuates with changes in and the volatility of the Company's common stock price.

Market Risk - Other

Market values of loan collateral can directly impact the level of loan chargeoffs and the provision for loan losses. Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company's business activities.

Liquidity and Funding

The Company's routine operating sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During the first nine months of 2008, investment securities provided $266.3 million in liquidity from paydowns and maturities, and loans provided $89.4 million in liquidity from scheduled payments and maturities, net of loan fundings. The Company projects $38 million in additional liquidity from investment security paydowns and maturities in the three months ending December 31, 2008.

At September 30, 2008, indirect automobile loans totaled $478.9 million, which were experiencing stable monthly principal payments of approximately $17.5 million during the third quarter 2008. During the nine months ended September 30, 2008, a portion of the liquidity provided by investment securities and loans provided funds to meet a net reduction in deposits totaling $135.0 million. The remaining liquidity was used to reduce higher-costing borrowed funds, primarily subordinated debt which decreased $10 million and federal funds purchased which declined $248.0 million. During the first nine months of 2007, investment securities provided $157.5 million in liquidity from paydowns and maturities, and loans provided $18.7 million in liquidity from scheduled payments and maturities, net of loan fundings. During the nine months ended September 30, 2007, a portion of the liquidity provided by investment securities, loans and a $83.1 million increase in short term borrowings provided funds to meet a net reduction in deposits totaling $176.5 million.

The Company held $1.3 billion in total investment securities at September 30, 2008. Under certain deposit, borrowing and other arrangements, the Company must hold investment securities as collateral. At September 30, 2008, such collateral requirements totaled approximately $879 million. At September 30, 2008, $304.9 million of the Company's investment securities were classified as "available-for-sale", and as such, could provide additional liquidity if sold, subject to the Company's ability to meet continuing collateral requirements.

At September 30, 2008, $410.2 million in collateralized mortgage obligations ("CMOs") and mortgage backed securities ("MBSs") were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. All of the CMOs and MBSs are rated AAA based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC and FNMA MBSs purchased for Community Reinvestment Act investment purposes, the Company has not purchased a CMO or MBS since November 2005. The CMOs and MBSs have been experiencing stable principal paydowns of approximately $7 million per month during the last three months. In addition, at September 30, 2008, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million and a $35 million line of credit, under which $373.0 million and $-0- million were outstanding, respectively. Additionally, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management's judgment, the Company's liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

The Company's operating earnings during the first nine months of 2008 and 2007 contributed to substantial operating cash flows of $63.3 million and $72.1 million, respectively. In the first nine months of 2008, profitability and retained earnings from prior years provided cash for $35.1 million of Company stock repurchases and $30.1 million in shareholder dividends. Similarly, in the same period of 2007, profitability and retained earnings from prior years provided cash for $30.6 million in shareholder dividends and $65.1 million utilized to repurchase common stock.

It is anticipated that loan demand will be weak during the remainder of 2008, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service and market conditions. The recent series of reductions in the federal funds rate resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, purchase investment securities or to reduce short-term borrowings. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends and share repurchases are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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


Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity ("return on equity" or ROE") has been 23.4 percent in 2006, 22.1 percent in 2007 and 12.8 percent (annualized) in the first nine months of 2008. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company's executive compensation programs and efforts to reinforce shareholders' interests in the Management of the Company. Capital raised through the exercise of stock options totaled $18.2 million in 2006, $14.6 million in 2007 and $35.1 million in the first nine months of 2008.

The Company paid dividends totaling $40.7 million in 2006, $40.6 million in 2007, and $30.1 million in the first nine months of 2008, which represent dividends per share of $1.30, $1.36, and $1.04, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired common stock valued at $89.0 million in 2006, $87.1 million in 2007, and $35.1 million in the first nine months of 2008.

The following summarizes the ratios of capital to risk-adjusted assets for the Company on the dates indicated:


                                                                                Well-capitalized
                                  At September 30,          At         Minimum        by
                             --------------------------December 31,  Regulatory   Regulatory
                                 2008         2007         2007      Requirement  Definition
                             -----------------------------------------------------------------
    Tier I Capital                   9.97%        9.38%        9.33%        4.00%        6.00%
    Total Capital                   11.25%       10.69%       10.64%        8.00%       10.00%
    Leverage ratio                   6.94%        6.31%        6.32%        4.00%        5.00%


The Company's risk-based capital ratios increased at September 30, 2008, compared with September 30 and December 31 of 2007, due to a decline in risk-weighted assets.

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:


                                                                                Well-capitalized
                                   At September 30,         At         Minimum        by
                             --------------------------December 31,  Regulatory   Regulatory
                                 2008         2007         2007      Requirement  Definition
                             -----------------------------------------------------------------
    Tier I Capital                   9.24%        9.60%        9.52%        4.00%        6.00%
    Total Capital                   10.72%       11.06%       10.98%        8.00%       10.00%
    Leverage ratio                   6.38%        6.42%        6.41%        4.00%        5.00%


The risk-based capital ratios declined at September 30, 2008, compared with September 30 and December 31, 2007, due to a decrease in regulatory capital, offset in part by a decline in risk-weighted assets.

The Company intends to maintain regulatory capital in excess of the highest regulatory standard, referred to as "well capitalized". The Company routinely projects its capital levels by analyzing forecasted earnings, credit quality, securities valuations, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections the Company expects to maintain regulatory capital levels exceeding the "well capitalized" standard and pay quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.


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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank.

Item 1A. Risk Factors

Federal and state governments could pass legislation responsive to current credit conditions. As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank's borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank's ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The Federal Deposit Insurance Corporation ("FDIC") insures deposits at FDIC insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund.

FDIC insurance assessment rates are three basis points above the "base" rates, currently ranging from 5 to 7 basis points for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions. The Bank is categorized as a Risk Category I institution and currently pays premiums at a 5 basis point assessment rate.

The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized). The plan also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. An increase in premium assessments would increase the Company's expenses. The Company was assessed a $400 thousand quarterly premium for the third quarter 2008 at the current 5 basis point assessment rate.

In October of 2006, FDIC's Board adopted a final rule governing the distribution and use of the $4.7 billion one-time assessment credit. The Bank was allowed to apply assessment credits of $360 thousand to offset premiums assessed in the third quarter 2008. Application of such credits toward the $400 thousand assessed premium caused the Bank to pay assessments of $40 thousand in the third quarter 2008. At September 30, 2008, the Bank's remaining assessment credits totaled $2.7 million.

The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program -- the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits.

The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank's deposit portfolio directly impacts the Bank's funding cost and net interest margin.

The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve's activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

On October 3, 2008, the Troubled Asset Relief Program ("TARP") was signed into law. TARP gave the United States Treasury Department ("Treasury") authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets. On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks. The general terms of this preferred stock program are as follows for a participating bank:

- Pay 5% dividends on the Treasury's preferred stock for the first five years, and then 9% dividends thereafter,
- Can not increase common stock dividends for three years while Treasury is an investor,
- Can not redeem the Treasury preferred stock for three years unless the participating bank raises high-quality private capital,
- Must receive Treasury's consent to buy back their own stock,
- Treasury receives warrants entitling Treasury to buy participating bank's common stock equal to 15% of Treasury's total investment in the participating bank, and
- Participating bank executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible.

The term of this Treasury preferred stock program could reduce investment returns to participating banks' shareholders by restricting dividends to common shareholders, diluting existing shareholders' interests, and restricting capital management practices. The Company does not expect to be a candidate for this Treasury preferred stock program given its "well-capitalized" condition, high-quality loan portfolio, appropriate allowance for loan losses, strong operating earnings, and adequate liquidity.

There are no other material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2008 (in thousands, except per share data).



                                                                (c)          (d)
                                                              Total      Maximum
                                                             Number       Number
                                                          of Shares    of Shares
                                                   (b)    Purchased     that May
                                      (a)      Average   as Part of       Yet Be
                                    Total        Price     Publicly    Purchased
                                Number of         Paid    Announced    Under the
                                   Shares          per        Plans     Plans or
                      Period    Purchased        Share or Programs*     Programs
                -----------------------------------------------------------------
                July 1
                through
                July 31                24       $49.24           24          753
                -----------------------------------------------------------------
                August 1
                through
                August 31              77        49.61           77        2,000
                -----------------------------------------------------------------
                September 1
                through
                September 30            7        59.04            7        1,993
                -----------------------------------------------------------------
                Total                 108       $50.10          108        1,993
                =================================================================


* Includes 2 thousand, 5 thousand and 7 thousand shares purchased in July, August and September, respectively by the Company in private transactions with independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company's use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the third quarter of 2008 pursuant to a program approved by the Board of Directors on August 23, 2007 authorizing the purchase of up to 2,000,000 shares of the Company's common stock from time to time prior to September 1, 2008. A replacement plan was approved by the Board of Directors on August 28, 2008 to repurchase up to 2,000,000 shares prior to September 1, 2009.

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



October 22, 2008             /s/ John "Robert" Thorson
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