Form 10-K
period 2008-12-31
WESTAMERICA BANCORPORATION
filed 2009-02-27
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Common Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2008 as reported on the NASDAQ Global Select Market, was $1,464,904,391.65. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 23, 2009 28,875,157 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 23, 2009, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS
This report on Form 10-K contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “projected”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current difficulties in the national and California economies and the effects of federal government efforts to address those difficulties; (2) continued low liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to, stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) significantly increasing competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; and (12) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. See also “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this Report.
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
On February 6, 2009, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation) as Receiver (“Receiver”) of County Bank (“County”). At February 6, 2009, County’s accounting records reflected total assets and loans to be purchased by the Bank of approximately $1.6 billion and approximately $1.3 billion, respectively, and total deposits to be assumed by the Bank of approximately $1.2 billion. Under the terms of the Agreement, the Bank purchased substantially all assets of County, including loans, investment securities and other assets, excluding premises, equipment and company owned life insurance. The Bank has a short-term option to purchase certain premises and equipment from the Receiver. Under the terms of the Agreement, the Bank also assumed all the deposits, secured liabilities, and certain other liabilities of County. The Agreement also provided a loss sharing arrangement over certain assets, primarily loans and loan collateral received in satisfaction of loans receivable. Losses on covered assets up to $269 million are shared 80% by the Receiver and 20% by the Bank. Losses on covered assets exceeding $269 million are shared 95% by the Receiver and 5% by the Bank. The Company filed a Form 8-K on February 11, 2009 containing the Agreement.
On February 13, 2009, the Company entered into a Letter Agreement and related Securities Purchase Agreement (collectively the “Securities Purchase Agreement”) with the United States Treasury (“Treasury”) to issue 83,726 preferred shares at $1,000 per share, $83,726,000 in total issuance (“Treasury Preferred Stock”). The Treasury Preferred Stock qualifies as tier one capital under bank regulatory capital standards, requires five percent annual dividends in each of the initial five years, and nine percent annual dividends thereafter. The Treasury Preferred Stock places certain restrictions on the Company: dividends to common shareholders may not be increased, share repurchases are limited to repurchases related to employee benefit programs, the Treasury Preferred Stock cannot be redeemed for three years unless the participating bank raises high-quality private capital, and executive compensation exceeding $500,000 may not be deducted for federal income tax purposes. In addition, executive compensation programs must not be structured to reward excessive risk-taking. The Company filed Form 8-Ks on February 13, 2009 and February 19, 2009 related to the issuance of Treasury Preferred Stock. The Company also issued a warrant to purchase 246,640 shares of its common stock at an exercise price of $50.92 per share (“TARP Warrant”).
At December 31, 2008, the Company had consolidated assets of approximately $4.0 billion, deposits of approximately $3.1 billion and shareholders’ equity of approximately $409.9 million. The Company and its subsidiaries employed approximately 881 full-time equivalent staff as of December, 2008.
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
Transactions between the Company and the Bank are restricted under Regulation W, adopted in 2003. The regulation codifies prior interpretations of the FRB and its staff under Sections 23A and 23B of the Federal Reserve Act. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates: (a) to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and (b) to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates. The Company is considered to be an affiliate of the Bank.
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

The BHCA was also amended by the GLBA to allow new “financial holding companies” (“FHCs”) to offer banking, insurance, securities and other financial products to consumers. Specifically, the GLBA amended section 4 of the BHCA in order to provide for a framework for the engagement in new financial activities. A bank holding company (“BHC”) may elect to become an FHC if all its subsidiary depository institutions are well capitalized and well managed. If these requirements are met, a BHC may file a certification to that effect with the FRB and declare that it elects to become an FHC. After the certification and declaration is filed, the FHC may engage either de novo or through an acquisition in any activity that has been determined by the FRB to be financial in nature or incidental to such financial activity. BHCs may engage in financial activities without prior notice to the FRB if those activities qualify under the list of permissible activities in section 4(k) of the BHCA. However, notice must be given to the FRB within 30 days after an FHC has commenced one or more of the financial activities. The Company has not elected to become an FHC.
Regulation and Supervision of Banks
The Bank is a California state-chartered bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). Prior to January 14, 2008, the Bank was also a member of the Federal Reserve System. The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”), and the FRB prior to January 14, 2008 and, upon becoming a non-member bank, by the FDIC after January 14, 2008. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.
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
California law permits a state-chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the Commissioner. While a member of the Federal Reserve System, the Bank’s investment authority was limited by regulations promulgated by the FRB. In addition, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes limitations on the activities and equity investments of state chartered, federally insured banks. FDICIA also prohibits a state bank from making an investment or engaging in any activity as a principal that is not permissible for a national bank, unless the Bank is adequately capitalized and the FDIC approves the investment or activity after determining that such investment or activity does not pose a significant risk to the deposit insurance fund.
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
As of December 31, 2008, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 9 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

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
Safety and Soundness Standards
The Company’s ability to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law or the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal or exceed the amount of the proposed distribution. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if the sum of the assets of the corporation (exclusive of goodwill, capitalized research and development expenses and deferred charges) would be at least equal to 1.25 times its liabilities (not including deferred taxes, deferred income and other deferred credits).
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

The federal banking agencies also have the authority to prohibit a depository institution from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute. Under the terms of the Treasury Preferred Stock, the Company is restricted from increasing common dividends.
Premiums for Deposit Insurance and Assessments for Examinations
The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) administered by the FDIC. FDICIA established several mechanisms to increase funds to protect deposits insured by the DIF. The FDIC is authorized to borrow up to $30 billion from the Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions which are members of the DIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits.
Congress adopted the Federal Deposit Insurance Reform Act of 2005 as part of the Deficit Reduction Act of 2005 and the President signed it on February 8, 2006 and a companion bill, the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, on February 15, 2006. This legislation provided for:
•	merging the DIF and SAIF deposit insurance funds;

•	annually adjusting the minimum insurance fund reserve ratio between $1.15 and $1.50 per $100 of insured deposits;

•	increasing deposit coverage for retirement accounts to $250,000,

•	indexing the insurance level for inflation, with any increases approved by the FDIC and National Credit Union Administration (NCUA) on a five-year cycle beginning in 2010 after review of the state of the deposit insurance fund and related factors;

•	credits of up to $4.7 billion to offset premiums for banks that capitalized the FDIC by 1996; and

•	a historical basis concept for distributing credits and dividends to reflect past contributions to the insurance funds.
In the fourth quarter of 2006, the FDIC adopted two final rules implementing the Federal Deposit Insurance Reform Act of 2005. One rule creates a new system for risk-based assessments and sets assessment rates beginning January 1, 2007. Assessment rates are three basis points above the base rates, ranging from 5 to 7 basis for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions. The Bank is categorized as a Risk Category I institution. The other rule sets the designated reserve ratio at 1.25%.
The FDIC has designated the DIF long-term target reserve ratio at 1.25% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15%, the statutory minimum. Effective January 1, 2009, the FDIC adopted a restoration plan that uniformly increased insurance assessments by 7 basis points (annualized) to the rates shown above. The FDIC has proposed changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share. Institutions would be classified into one of four risk categories. Within each category, the FDIC will be able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Together, the changes would improve the way the system differentiates risk among insured institutions and help ensure that the reserve ratio returns to at least 1.15% percent by the end of 2013. The increase in premium assessments will increase the Company’s expenses in 2009. The Company was assessed a $396 thousand quarterly premium for the fourth quarter 2008 at the 5 basis point assessment rate in effect at that time.
In October of 2006, FDIC’s Board adopted a final rule governing the distribution and use of the $4.7 billion one-time assessment credit. The Bank was allowed to apply assessment credits of $357 thousand to offset premiums assessed in the fourth quarter 2008. Application of such credits toward the $396 thousand assessed premium caused the Bank to pay assessments of $39 thousand in the fourth quarter 2008. At December 31, 2008, the Bank’s remaining assessment credits totaled $2.4 million.
Under the EESA, adopted on October 3, 2008, certain increases in FDIC deposit insurance have also been approved. From October 3, 2008, until December 31, 2009, the amount of deposit insurance provided by the FDIC is increased from $100,000 to $250,000. This temporary increase is automatic. In November 2008, the FDIC adopted the Transaction Account Guaranty

Program (“TAGP”) that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts, certain attorney trust accounts, and NOW accounts paying not more than 50 basis points of interest regardless of dollar amount. These accounts are mainly payment-processing accounts, such as payroll accounts used by businesses. The Bank has elected to participate in the TAGP, and, as a result, will be assessed an additional 10 basis point surcharge on the insured deposit balances exceeding $250,000.
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
Financial Privacy Legislation and Customer Information Security
The GLBA, in addition to the previously described changes in permissible nonbanking activities permitted to banks, BHCs and FHCs, also required the federal banking agencies, among other federal regulatory agencies, to adopt regulations governing the privacy of consumer financial information. The Bank is subject to the FRB’s regulations in this area. The federal bank regulatory agencies have established standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the “Guidelines”). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.
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
The provisions of Title III of the USA Patriot Act which affect banking organizations, including the Bank, are generally set forth as amendments to the Bank Secrecy Act. These provisions relate principally to U.S. banking organizations’ relationships with foreign banks and with persons who are resident outside the United States. The USA Patriot Act does not impose any filing or reporting obligations for banking organizations, but does require certain additional due diligence and recordkeeping practices.
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
Sarbanes-Oxley includes very specific additional disclosure requirements and corporate governance rules, required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees and public company shareholders.

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
Given the extensive role of the SEC, the PCAOB and the Exchanges in implementing rules relating to Sarbanes-Oxley’s requirements, the federalization of certain elements traditionally within the sphere of state corporate law, the impact of Sarbanes-Oxley on reporting companies has been and will continue to be significant.
Programs To Mitigate Identity Theft
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
Recent Developments
On October 3, 2008, Congress adopted the EESA, including a Troubled Asset Relief Program (“TARP”). TARP gave the Treasury authority to deploy up to $700 billion into the financial system for the purpose of improving liquidity in capital markets. On October 14, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks and bank holding companies through a Capital Purchase Program (“CPP”). EESA includes certain limitations on executive compensation, including limits on deductibility of executive compensation in excess of $500,000, and imposes certification and disclosure requirements concerning compliance with these limitations.
In November 2008, the FDIC adopted a Temporary Liquidity Guarantee Program, which includes a Debt Guarantee Program, under which the FDIC will guarantee the payment of certain newly-issued senior unsecured debt of financial institutions, and the Transaction Account Guarantee Program, under which the FDIC will guarantee certain noninterest-bearing transaction accounts and certain other accounts, in each case for financial institutions that elect to participate.

On February 10, 2009, Treasury announced a Financial Stability Plan to address aspects of the economy’s difficulties. The plan intended to revise the form of capital injections into financial institutions, increases the size and scope of a previously announced non-recourse lending facility by the Federal Reserve’s non-recourse lending facility, facilitate the creation of a public-private investment fund to purchase troubled assets from financial institutions, and allocate $50 billion for homeowner/foreclosure assistance. The plan would substantially increase the amount of funds injected into the nation’s financial system.
On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”). ARRA provides similar and additional limitations and requirements with respect to executive compensation and also amends Section 111 of EESA, which was the source of many of the executive compensation restrictions referenced above. The actual effect of the combination of the limitations in EESA, certain guidance issued by Treasury on February 4, 2009, and ARRA is not yet certain.
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
Capital market conditions, including liquidity, investor confidence, perceived counter-party risk, the supply of and demand for financial instruments, the financial strength of market participants, and other factors, have materially deteriorated in the past 12 months. This deterioration could negatively impact the value of financial instruments. An impairment in the value of the Company’s assets could result in asset write-downs, reducing the Company’s asset values, earnings, and equity.
Current market developments may adversely affect the Company’s industry, business and results of operations.
Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors, concerned about the stability of the financial markets generally and the strength of counterparties, have reduced or ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations.
The soundness of other financial institutions could adversely affect the Company.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of default of the Company’s counterparty or client. In addition, the Company’s credit risk may be increased when the collateral the Company holds cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations or earnings.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on the Company’s business, financial condition and results of operations.
There can be no assurance that the recently enacted legislation will help stabilize the U.S. financial system.
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which evolved from the Treasury’s initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”) into law. The Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA OR ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.
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
Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2008, real estate served as the principal source of collateral with respect to approximately 54% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions. The California economy is currently in a recession which may last for a prolonged period of time. Economic conditions in California are subject to various uncertainties at this time, including the decline in construction and real estate sectors, the California state government’s budgetary difficulties and continuing fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company. Many of the Company’s loans are secured by collateral that includes real estate located in California. In 2007 and throughout 2008, much of the California and national real estate market experienced a decline in values of varying degrees. This decline is having an adverse impact on the businesses of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans.
The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.
Most of the properties of the Company are located in California. Also, most of the real and personal properties which currently secure some of the Company’s loans are located in California. California is a state which is prone to earthquakes, brush fires, flooding and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood, fire or other natural disaster, the Company faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood, fire or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.
As a financial services company, adverse changes in general business or economic conditions could have a material adverse effect on the Company’s financial condition and results of operations.
A sustained or continuing weakness or weakening in business and economic conditions generally or specifically in the principal markets in which the Company does business could have one or more of the following adverse impacts on the Company’s business:
•	a decrease in the demand for loans and other products and services offered by the Company;

•	an increase or decrease in the usage of unfunded commitments;

•	an impairment of certain intangible assets, such as goodwill;

•	an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company.

•	an increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.
The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally
Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.
Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.
Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.
The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates, in the State of California and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.
Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in the State of California, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.
The Value of Securities in the Company’s Investment Securities Portfolio May be Negatively Affected by Continued Disruptions In Securities Markets
The market for some of the investment securities held in the Company’s portfolio has become extremely volatile over the past twelve months. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s net income and capital levels.
Regulatory Risks
Restrictions on dividends and other distributions could limit amounts payable to the Company.
As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends paid by the Bank. Various statutory provisions restrict the amount of dividends the Company’s subsidiaries can pay to the Company without regulatory approval. In addition, if any of the Company’s subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before the Company, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.
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
As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits the Bank’s ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
The FDIC insures deposits at insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Current economic conditions have increased expectations for bank failures, in which case the FDIC would take control of failed banks and ensure payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund.
The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin.
The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.
As discussed in Item 1. Business, on February 13, 2009, the Company utilized the CPP of the EESA issuing Treasury Preferred Stock and a TARP Warrant. The term of the CPP could reduce investment returns to participating banks’ shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interest, and restricting capital management practices.
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
The Company may have difficulty integrating the branches and operations of the former County Bank.
On February 6, 2009, the Bank acquired approximately $1.6 billion in assets, including loans, and $1.2 billion in deposits of the former County Bank, of Merced, California, from the FDIC as its receiver. County Bank’s loan portfolio had suffered substantial deterioration over the previous year, and the Company can provide no assurance that it will not continue to deteriorate now that it is part of the Bank’s portfolio. If Management’s estimates of the losses are too low, the recorded fair values for the loans may need to be reduced with a corresponding charge to earnings. In addition, integrating County Bank’s 39 branches, employees and customers will require substantial expense and management efforts. If the Company consolidates branches, the Company risks attrition in deposits and customers.
Shares of Company common stock eligible for future sale could have a dilutive effect on the market for Company common stock and could adversely affect the market price.
The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 28.9 million were outstanding at December 31, 2008. Pursuant to its stock option plans, at December 31, 2008, the Company had exercisable options outstanding of 2.1 million. As of December 31, 2008, 3.1 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock. The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2008, approximately 2.0 million shares remained available to repurchase under such plans.
The Agreement between the Company and the United States Treasury limits the Company’s ability to pay dividends on and repurchase the Company’s common stock.
The Securities Purchase Agreement between the Company and the Treasury pursuant to which the Company sold $83.7 million of the Company’s Series A Preferred Stock (the “Treasury Preferred Stock”) and issued a warrant to purchase up to 246,640 shares of the Company’s common stock (the “TARP Warrant”) provides that prior to the earlier of (i) February 13, 2012 and (ii) the date on which all of the shares of the Treasury Preferred Stock have been redeemed by the Company or transferred by the Treasury to third parties, the Company may not, without the consent of the Treasury, (a) increase the cash dividend on the Company’s common stock above $0.35 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock or preferred stock other than the Treasury Preferred Stock. In addition, the Company is unable to pay any dividends on the Company’s common stock unless the Company is current in the Company’s dividend payments on the Treasury Preferred Stock. These restrictions, together with the potentially dilutive impact of the TARP Warrant described in the next risk factor, could have a negative effect on the value of the Company’s common stock. Moreover, holders of the Company’s common stock are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors. Although the Company has historically paid cash dividends on the Company’s common stock, the Company is not required to do so and the Company’s Board of Directors could reduce or eliminate the Company’s common stock dividend in the future.
The Treasury Preferred Stock impacts net income available to the Company’s common stockholders and earnings per common share, and the TARP Warrant may be dilutive to holders of the Company’s common stock.
The dividends declared and the accretion of the discount on the Treasury Preferred Stock will reduce the net income available to common stockholders and the Company’s earnings per common share. The Treasury Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of the Company’s common stock will be diluted to the extent the TARP Warrant is exercised. The shares of common stock underlying the TARP Warrant represent approximately 0.85% of the shares of the Company’s common stock outstanding as of February 13, 2009 (including the shares issuable upon exercise of the TARP Warrant in total shares outstanding). Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the TARP Warrant, a transferee of any portion of the TARP Warrant or of any shares of common stock acquired upon exercise of the TARP Warrant is not bound by this restriction.
Because of the Company’s participation in the Troubled Asset Relief Program, the Company is subject to several restrictions including restrictions on compensation paid to the Company’s executives.
Pursuant to the terms of the Securities Purchase Agreement, the Company adopted certain standards for executive compensation and corporate governance for the period during which the Initial Selling Shareholder holds the equity issued pursuant to the Securities Purchase Agreement, including the common stock which may be issued pursuant to the TARP Warrant. These standards generally apply to the Company’s Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of the Company’s compensation programs in future periods. Since the TARP Warrant has a ten year term, the Company could potentially be subject to the executive compensation and corporate governance restrictions for a ten year time period. Pursuant to the American Recovery and Reinvestment Act of 2009, further compensation restrictions, including significant limitations on incentive compensation and “golden parachute” payments, have been imposed on the Company’s most highly compensated employees, which may make it more difficult for the Company to retain and recruit qualified personnel.
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
On February 6, 2009, in connection with the acquisition of assets and deposits of County Bank, the Company acquired a short-term option to acquire its branch premises located in Merced and throughout the Central Valley. The Company has not yet determined the extent to which the Company will exercise this option.
ITEM 3. LEGAL PROCEEDINGS
During 2007, Visa announced that it completed restructuring transactions in preparation for an initial public offering planned for early 2008, and, as part of those transactions, the Bank’s membership interest in Visa was exchanged for an equity interest in Visa Inc. In accordance with Visa’s by-laws, the Bank and other Visa U.S.A. member banks are obligated to share in Visa’s litigation obligations which existed at the time of the restructuring transactions. On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Visa has disclosed other antitrust lawsuits which existed at the time of the restructuring transactions. In consideration of the American Express settlement and other antitrust lawsuits filed against Visa, the Company recorded in the fourth quarter of 2007 a liability and corresponding expense of $2,338 thousand. In the first quarter 2008, Visa funded a litigation settlement escrow using proceeds from its initial public offering. Upon the escrow funding, the Company relieved its liability with a corresponding expense reversal in the amount of $2,338 thousand.
On October 27, 2008, Visa announced that it had reached a settlement with Discover Financial Services related to an antitrust lawsuit that existed at the time of Visa’s restructuring requiring the payment of the settlement to be funded from the litigation settlement escrow. On December 22, 2008, Visa announced that it had funded its litigation settlement escrow in an amount sufficient to meet such litigation obligation pursuant to Visa’s amended and restated Certificate of Incorporation approved by Visa’s shareholders on December 16, 2008. As such, the Company has not recorded a liability for this settlement.
Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, ordinary routine legal proceedings arising in the ordinary course of the Company’s business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the shareholders during the fourth quarter of 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low

2008:
First quarter	$56.49	$39.00
Second quarter	61.49	50.55
Third quarter	69.00	35.50
Fourth quarter	60.00	41.17
2007:
First quarter	$51.47	$46.43
Second quarter	48.61	44.23
Third quarter	50.49	39.77
Fourth quarter	53.29	42.11
As of February 2, 2009, there were approximately 8,000 shareholders of record of the Company’s common stock.
The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the FRB pursuant to the BHCA. See Item 1, “Business — Supervision and Regulation.” As of December 31, 2008, $54 million was allowable for payment of dividends by the Company to its shareholders, under applicable laws and regulations.
The notes to the consolidated financial statements included in this report contain additional information regarding the Company’s capital levels, regulations affecting subsidiary bank dividends paid to the Company, the Company’s earnings, financial condition and cash flows, and cash dividends declared and paid on common stock.
As discussed in Note 8 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The terms of the Rights were most recently amended and restated in 2004. The amended plan is very similar in purpose and effect to the plan as it existed prior to this amendment, aimed at helping the Board of Directors to maximize shareholder value in the event of a change of control of the Company and otherwise resist actions that the Board considers likely to injure the Company or its shareholders.
The Company also issued to Treasury a warrant to purchase 246,640 shares of its common stock at an exercise price of $50.92 per share.

Stock performance
The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2008 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 1998 and reinvestment of all dividends.

	Period ending
	1998	1999	2000	2001	2002	2003
Westamerica Bancorporation (WABC)	$100.00	$77.50	$122.67	$115.38	$119.73	$151.71
S&P 500 (SPX)	100.00	121.04	109.99	96.99	75.55	97.22
NASDAQ Bank Index (CBNK)	100.00	94.17	110.92	124.76	133.43	177.52

	Period ending
	2004	2005	2006	2007	2008
Westamerica Bancorporation (WABC)	$181.40	$168.89	$165.34	$150.89	$177.66
S&P 500 (SPX)	107.77	113.08	130.99	138.18	87.17
NASDAQ Bank Index (CBNK)	201.71	197.80	225.21	180.38	141.61

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2008 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2003 and reinvestment of all dividends.

	Period ending
	2003	2004	2005	2006	2007	2008
Westamerica Bancorporation (WABC)	$100.00	$119.57	$111.33	$108.98	$99.46	$117.11
S&P 500 (SPX)	100.00	110.85	116.30	134.73	142.13	89.66
NASDAQ Bank Index (CBNK)	100.00	113.63	111.43	126.87	101.61	79.78

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2008 (in thousands, except per share data).

			(c)	(d)
			Total Number	Maximum
			of Shares	Number of
		(b)	Purchased	Shares that
	(a)	Average	as Part of	May Yet Be
	Total	Price	Publicly	Purchased
	Number of	Paid	Announced	Under the
	Shares	per	Plans or	Plans or
Period	Purchased	Share	Programs*	Programs

October 1 through October 31	12	$50.41	12	1,981
November 1 through November 30	1	51.77	1	1,980
December 1 through December 31	3	51.99	3	1,977

Total	16	$50.74	16	1,977

*	Includes 12 thousand, 1 thousand and 3 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.
The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
Shares were repurchased during the fourth quarter of 2008 pursuant to a program approved by the Board of Directors on August 28, 2008 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2009.
On February 13, 2009, the Company utilized the Troubled Asset Relief Program and issued 83,726 preferred shares to the United States Treasury at $1,000 per share (“Treasury Preferred Stock”). Under the terms of the Treasury Preferred Stock, share repurchases are limited to repurchase related to employee benefit programs.

ITEM 6. SELECTED FINANCIAL DATA
The following financial information for the five years ended December 31, 2008 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.
WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(In thousands, except per share data)

Year ended December 31:	2008	2007	2006	2005*	2004*

Interest income	$208,469	$235,872	$246,515	$242,797	$216,337
Interest expense	33,243	72,555	65,268	43,649	21,106

Net interest income	175,226	163,317	181,247	199,148	195,231
Provision for credit losses	2,700	700	445	900	2,700
Noninterest income:
Net losses from securities	(56,955)	––	––	(4,903)	(5,011)
Loss on extinguishment of debt	––	––	––	––	(2,204)
Deposit service charges and other	54,899	59,278	55,347	59,443	45,798

Total noninterest income	(2,056)	59,278	55,347	54,540	38,583
Noninterest expense
Visa Litigation	(2,338)	2,338	––	––	––
Other noninterest expense	103,099	99,090	101,724	107,250	102,099

Total noninterest expense	100,761	101,428	101,724	107,250	102,099

Income before income taxes	69,709	120,467	134,425	145,538	129,015
Provision for income taxes	9,874	30,691	35,619	39,497	35,756

Net income	$59,835	$89,776	$98,806	$106,041	$93,259

Earnings per share:
Basic	$2.07	$3.02	$3.17	$3.28	$2.93
Diluted	2.04	2.98	3.11	3.22	2.87
Per share:
Dividends paid	$1.39	$1.36	$1.30	$1.22	$1.10
Book value at December 31	14.19	13.60	13.89	13.65	11.59
Average common shares outstanding	28,892	29,753	31,202	32,291	31,821
Average diluted common shares outstanding	29,273	30,165	31,739	32,897	32,461
Shares outstanding at December 31	28,880	29,018	30,547	31,882	31,640
At December 31:
Loans, net	$2,337,956	$2,450,470	$2,476,404	$2,616,372	$2,246,078
Investments	1,237,779	1,578,109	1,780,617	1,999,604	2,192,542
Intangible assets and goodwill	136,907	140,148	143,801	148,077	21,890
Total assets	4,032,934	4,558,959	4,769,335	5,157,559	4,745,318
Total deposits	3,095,054	3,264,790	3,516,734	3,846,101	3,583,619
Short-term borrowed funds	457,275	798,599	731,977	775,173	735,423
Debt financing and notes payable	26,631	36,773	36,920	40,281	21,429
Shareholders’ equity	409,852	394,603	424,235	435,064	366,659
Financial Ratios:
For the year:
Return on assets	1.42%	1.93%	2.01%	2.09%	2.06%
Return on equity	14.77%	22.11%	23.38%	25.70%	28.23%
Net interest margin **	5.13%	4.40%	4.57%	4.82%	5.14%
Net loan losses to average loans	0.44%	0.14%	0.04%	0.03%	0.11%
Efficiency ratio ***	51.88%	41.46%	39.12%	38.52%	39.79%
At December 31:
Equity to assets	10.16%	8.66%	8.90%	8.44%	7.73%
Total capital to risk-adjusted assets	11.76%	10.64%	11.09%	10.40%	12.46%
Allowance for loan losses to loans	1.87%	2.10%	2.19%	2.09%	2.35%
The above financial summary has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein.

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 8.

**	Yields on securities and certain loans have been adjusted upward to a “fully taxable equivalent” (“FTE”) basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

***	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and Subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 51 through 83, as well as with the other information presented throughout the Report.
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
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the Allowance for Loan Losses accounting to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
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
Acquisition
On February 6, 2009, the Bank entered a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation) as Receiver (“Receiver”) of County Bank (“County”). At February 6, 2009, County’s accounting records reflected total assets to be purchased by the Bank of approximately $1.6 billion, total loans to be purchased by the Bank of approximately $1.3 billion, and total deposits to be assumed by the Bank of approximately $1.2 billion. Under the terms of the Agreement, the Bank purchased substantially all assets of County, including loans, investment securities and other assets, excluding premises, equipment and company owned life insurance. The Bank has a short-term option to purchase certain premises and equipment from the Receiver. Under the terms of the Agreement, the Bank also assumed all the deposits, secured liabilities, and certain other liabilities of County. The Agreement also provided a loss sharing arrangement over certain assets, primarily loans and loan collateral received in satisfaction of loans receivable. Losses on covered assets up to $269 million are shared 80% by the Receiver and 20% by the Bank. Losses on covered assets exceeding $269 million are shared 95% by the Receiver and 5% by the Bank. The loss sharing agreement has a term of three years for all loans other than residential loans which have a term of ten years. The agreement covers only the assets and liabilities of County Bank. Assets, liabilities and trust preferred debt of County Bank’s former parent company Capital Corp of the West have not been purchased or assumed by Westamerica Bank or the Company.

The Company will apply the mark-to-market provisions of FAS 141R to account for the purchase of assets and assumption of liabilities, including recognition of a core deposit intangible asset. Accounting rules also require recognition of the FDIC’s estimated loss assistance with respect to the loans and other real estate owned.
Net Income
The Company reported net income for 2008 of $59.8 million or $2.04 diluted earnings per share, compared with $89.8 million or $2.98 diluted earnings per share for 2007. The 2008 results included a $62.7 million charge for securities losses and “other than temporary impairment” securities losses in the value of FHLMC and FNMA preferred stock and other common stock. At December 31, 2008, the recorded value of FHLMC and FNMA stock was $822 thousand. Additionally, results for 2008 included a $5.7 million gain on the sale of VISA common stock from Visa’s initial public offering (“IPO”), $2.3 million in reduced expenses as known litigation contingencies were satisfied as a part of the VISA IPO, and approximately $1.0 million reduction in the tax provision primarily due to adjusting the estimated tax provision to actual amounts on the filed 2007 federal tax return. The securities gains and losses, satisfaction of litigation contingencies, and tax provision adjustment combined to reduce 2008 net income by $30.7 million or diluted earnings per share by $1.05. The 2007 results included a $2.3 million litigation expense for the Bank’s proportionate share of Visa’s litigation exposure for which Visa’s members are responsible. The 2007 period also included $822 thousand in company-owned life insurance proceeds and a $700 thousand income tax refund, derived from an amended 2003 tax return, which reduced income tax expense. The expense for Visa litigation, insurance proceeds and the income tax refund combined to increase 2007 net income by $232 thousand.
Components of Net Income

Year ended December 31,
($ in thousands except per share amounts)	2008	2007	2006

Net interest and fee income *	$196,257	$185,348	$204,703
Provision for loan losses	(2,700)	(700)	(445)
Noninterest income	(2,056)	59,278	55,347
Noninterest expense	(100,761)	(101,428)	(101,724)

Income before income taxes *	90,740	142,498	157,881
Taxes *	(30,905)	(52,722)	(59,075)

Net income	$59,835	$89,776	$98,806

Net income per average fully-diluted share	$2.04	$2.98	$3.11
Net income as a percentage of average shareholders’ equity	14.77%	22.11%	23.38%
Net income as a percentage of average total assets	1.42%	1.93%	2.01%

*	Fully taxable equivalent (FTE)
Comparing 2008 to the prior year, net income decreased $29.9 million, due to securities losses and “other than temporary impairment” charges on FHLMC and FNMA preferred stock and other common stock and a higher loan loss provision, partially offset by higher net interest income (FTE), a gain on sale of VISA common stock and lower tax provision (FTE). The higher net interest income (FTE) was mainly caused by lower funding costs, partially offset by a lower volume of average interest-earning assets and lower yields on loans. The provision for loan losses increased $2.0 million to reflect Management’s assessment of increased credit risk and the appropriate level of the allowance for loan losses. Noninterest income in 2008 was a loss of $2.1 million compared with $59.3 million in 2007 mainly due to the losses and impairment charges on FHLMC and FNMA preferred stock and other common stock, $822 thousand gain from life insurance proceeds in 2007 and a $950 thousand decrease in fees on the issuance of official checks, partially offset by the $5.7 million gain on sale of VISA common stock. Noninterest expense decreased $667 thousand or 0.7%, primarily the net result of the reversal of a $2.3 million accrual for known Visa related litigation and lower amortization of identifiable intangible assets, partially offset by higher data processing and personnel costs and legal fees. The income tax provision (FTE) decreased $21.8 million largely due to lower pretax income and the $1 million tax adjustment for the filed 2007 federal income tax return.
Net income for 2007 decreased $9.0 million, or 9.1%, compared to net income for 2006 primarily due to lower net interest income (FTE) and an increased provision for credit losses, partially offset by higher noninterest income, lower noninterest expense and a lower tax provision. The lower net interest income (FTE) was mainly caused by a lower volume of average interest-earning assets and higher funding costs, partially offset by higher yields on earning assets. The provision for loan losses increased $255 thousand to reflect Management’s assessment of credit risk for the loan portfolio. Noninterest income increased $3.9 million or 7.1% largely due to higher service charges on deposits, merchant credit card processing fees, debit card income and company-owned life insurance proceeds. Noninterest expense declined $296 thousand or 0.3% primarily due to lower personnel costs and intangible asset amortization, decreases in equipment costs, professional fees, a reduction in the reserve for unfunded commitments, partially offset by the $2.3 million Visa litigation charge and an increase in data processing costs. The tax provision (FTE) decreased $6.4 million primarily due to lower pretax income and a $700 thousand refund from an amended tax return.
The Company’s return on average total assets was 1.42% in 2008, compared to 1.93% and 2.01% in 2007 and 2006, respectively. Return on average equity in 2008 was 14.77%, compared to 22.11% and 23.38% in 2007 and 2006, respectively.
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense on interest-bearing deposits and other borrowings. Net interest income (FTE) in 2008 increased $10.9 million or 5.9% from 2007, to $196.3 million. Comparing 2007 to 2006, net interest income (FTE) declined $19.4 million or 9.5%.
Components of Net Interest Income

Year ended December 31,
(in thousands)	2008	2007	2006

Interest and fee income	$208,469	$235,872	$246,515
Interest expense	(33,243)	(72,555)	(65,268)
FTE adjustment	21,031	22,031	23,456

Net interest income (FTE)	$196,257	$185,348	$204,703

Net interest margin (FTE)	5.13%	4.40%	4.57%

The Company’s net interest margin expanded in 2008 compared with 2007. The Federal Reserve’s Open Market Committee (FOMC) reduced the target federal funds rate from 5.25% in August 2007 to between zero and 0.25% in December 2008 in ten increments. As a result, short-term interest rates declined and the Company managed to reduce the interest rates paid on deposits and other interest-bearing liabilities during 2008 compared with 2007. In 2008, the Company’s loan and investment yields were less sensitive to changes in interest rates resulting in a lesser reduction in such yields compared with the rates paid on deposits and other funding sources. Offsetting some of the benefit of the expanding margin was the reduction in the level of average interest-earning assets and lower yields on loans resulting in a reduction of interest and fee income (FTE) of $28.4 million or 11.0% in 2008 relative to 2007.
Comparing 2008 with 2007, average earning assets decreased $390.8 million or 9.3% in 2008 compared with 2007, due to a $311.6 million decline in the investment portfolio and a $79.2 million decrease in the loan portfolio. Lower average investment balances were largely attributable to U.S. government sponsored entity obligations (down $138 million), mortgage backed securities and collateralized mortgage obligations (down $105 million), municipal securities (down $41 million) and corporate and other securities (down $30 million). The average balance of corporate and other securities declined largely due to sales and impairment of FHLMC and FNMA preferred stock. The loan portfolio decline was primarily due to decreases in the average balances of commercial real estate loans (down $44 million), residential real estate loans (down $25 million), tax-exempt commercial loans (down $17 million), partly offset by an $8 million increase in the average balance of consumer loans, primarily automobile loans.
The average yield on the Company’s earning assets decreased from 6.12% in 2007 to 6.00% in 2008. The composite yield on loans fell 35 basis points (“bp”) to 6.30% due to decreases in yields on taxable commercial loans (down 155 bp), real estate construction loans (down 332 bp), consumer loans (down 21 bp) and commercial real estate loans (down 9 bp), partially offset by higher yields on tax-exempt commercial loans (up 10 bp) and residential real estate loans (up 10 bp). Real estate construction loans and commercial lines of credit have variable interest rates based on the prime lending rate. The prime lending rate averaged 8.11% in 2007 compared to 5.70% in 2008, reducing the yields earned on real estate construction loans and commercial lines of credit. The investment portfolio yield increased 14 bp to 5.48%, mainly due to higher yields on U.S. Government sponsored entity obligations (up 9 bp), mortgage backed securities and collateralized mortgage obligations (up 6 bp) and municipal securities (up 5 bp), partially offset by corporate and other securities (down 105 bp). Other securities yields declined mostly due to reduced dividends on FHLMC preferred stock. As investment portfolio balances have declined over the past year, municipal security balances have declined at a slower rate than the remainder of the investment portfolio. As a result, average municipal securities represented 52% of total average investment security balances during 2008, compared with 45% during 2007. This migration in the composition of the investment portfolio has improved the overall yield of the investment portfolio since municipal security yields exceed the yield of the overall investment portfolio.

In Management’s opinion, current economic conditions are not conducive for generating profitable loan growth. Recent downward pressure on real estate values create a cautious view toward real estate lending, and economic pressure on consumers has reduced demand for automobile and other consumer loans. Additionally, yields available on the highest quality investment securities do not offer an adequate profit margin over the cost of funding. As a result, the Company has not taken an aggressive posture relative to current loan and investment portfolio growth.
Net interest income in 2008 included $2.1 million in dividends on FNMA and FHLMC preferred stock, however, there will be no dividend income from such preferred stock in 2009. Seventy percent of such dividends are excludable from taxable income for federal income tax purposes.
Interest expense in 2008 decreased $39.3 million or 54.2% compared with 2007. The decrease was attributable to lower rates paid on the interest-bearing liabilities and lower average balances of those liabilities. The average rate paid on interest-bearing liabilities decreased from 2.50% in 2007 to 1.29% in 2008. Rates paid on most interest-bearing liabilities moved with general market conditions. Rates on deposits decreased 72 bp to 1.07% primarily due to decreases in rates paid on CDs over $100 thousand (down 239 bp), preferred money market savings (down 121 bp) and retail CDs (down 62 bp). Rates on short-term borrowings also decreased 246 bp mostly due to lower rates on federal funds purchased (down 296 bp) and line of credit and repurchase facilities (down 189 bp). Interest-bearing liabilities declined $337.4 million or 11.6% in 2008 over 2007. Short-term borrowings declined $210 million primarily due to a $185 million decrease in federal funds purchased. Most categories of deposits declined including money market savings (down $68 million), money market checking accounts (down $28 million), regular savings (down $18 million), Retail CDs (down $16 million) and CDs over $100 thousand (down $14 million). The decline was partially offset by a $20 million increase in preferred money market savings.
Interest and fee income (FTE) decreased in 2007 by $12.1 million or 4.5% from 2006, the net result of a lower volume of average earning assets, partially mitigated by higher yields on earning assets. Average earning assets declined by $264 million. Management allowed the investment portfolio to liquidate in 2007 as, in Management’s opinion, rates available on high quality securities did not provide yields adequate to support long-term profitability. Average investment security balances decreased $198 million due to declines in the average balances of mortgage backed securities and collateralized mortgage obligations (down $125 million), municipal securities (down $34 million), U.S. government sponsored entity obligations (down $22 million) and other securities (down $17 million). The decline in loans is due to heightened competition with reduced yields and liberalized underwriting standards. Management maintained more conservative underwriting standards and higher pricing relative to competitors, which limited loan origination volumes. The loan portfolio declined $65 million mainly due to decreases in the average volumes of commercial loans (down $51 million), commercial real estate loans (down $37 million), residential real estate loans (down $17 million) and consumer credit lines (down $10 million), offset in part by a $45 million increase in indirect automobile loans. Management grew indirect automobile loan volumes as rates on loan originations exceeded the average existing portfolio rates, causing the yield to increase on such loans.
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
Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2008
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$817	$3	0.37%
Investment securities:
Available for sale
Taxable	205,138	8,854	4.32%
Tax-exempt (1)	196,993	13,795	7.00%
Held to maturity
Taxable	436,041	19,237	4.41%
Tax-exempt (1)	551,120	34,328	6.23%
Loans:
Commercial
Taxable	318,075	22,341	7.02%
Tax-exempt (1)	208,155	13,575	6.52%
Commercial real estate	835,925	58,913	7.05%
Real estate construction	76,086	4,863	6.39%
Real estate residential	468,140	22,683	4.85%
Consumer	526,175	30,908	5.87%

Total Loans (1)	2,432,556	153,283	6.30%

Earning assets (1)	3,822,665	229,500	6.00%
Other assets	397,098

Total assets	$4,219,763

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,181,679	––	––
Savings and interest-bearing transaction	1,301,556	5,642	0.43%
Time less than $100,000	193,889	5,209	2.69%
Time $100,000 or more	489,326	10,331	2.11%

Total interest-bearing deposits	1,984,771	21,182	1.07%
Short-term borrowed funds	549,438	9,958	1.81%
Debt financing and notes payable	33,807	2,103	6.22%

Total interest-bearing liabilities	2,568,016	33,243	1.29%
Other liabilities	64,992
Shareholders’ equity	405,076

Total liabilities and shareholders’ equity	$4,219,763

Net interest spread (2)			4.71%
Net interest income and interest margin (1)(3)		$196,257	5.13%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2007
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$671	$7	1.04%
Investment securities:
Available for sale
Taxable	361,851	15,639	4.32%
Tax-exempt (1)	232,047	16,888	7.28%
Held to maturity
Taxable	538,089	23,361	4.34%
Tax-exempt (1)	569,090	34,973	6.15%
Loans:
Commercial
Taxable	314,428	26,936	8.57%
Tax-exempt (1)	225,320	14,469	6.42%
Commercial real estate	879,952	62,833	7.14%
Real estate construction	81,093	7,878	9.71%
Real estate residential	493,126	23,422	4.75%
Consumer	517,844	31,497	6.08%

Total Loans (1)	2,511,763	167,035	6.65%

Earning assets (1)	4,213,511	257,903	6.12%
Other assets	427,949

Total assets	$4,641,460

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,262,723	––	––
Savings and interest-bearing transaction	1,395,622	8,237	0.59%
Time less than $100,000	210,039	6,956	3.31%
Time $100,000 or more	503,469	22,656	4.50%

Total interest-bearing deposits	2,109,130	37,849	1.79%
Short-term borrowed funds	759,390	32,393	4.27%
Debt financing and notes payable	36,850	2,313	6.28%

Total interest-bearing liabilities	2,905,370	72,555	2.50%
Other liabilities	67,339
Shareholders’ equity	406,028

Total liabilities and shareholders’ equity	$4,641,460

Net interest spread (2)			3.62%
Net interest income and interest margin (1)(3)		$185,348	4.40%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2006
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid

Assets
Money market assets and funds sold	$853	$5	0.59%
Investment securities:
Available for sale
Taxable	394,070	16,844	4.27%
Tax-exempt (1)	251,783	18,312	7.27%
Held to maturity
Taxable	671,475	28,809	4.29%
Tax-exempt (1)	582,075	35,987	6.18%
Loans:
Commercial
Taxable	347,163	29,407	8.47%
Tax-exempt (1)	243,232	15,729	6.47%
Commercial real estate	916,677	66,163	7.22%
Real estate construction	75,019	7,017	9.35%
Real estate residential	510,345	23,690	4.64%
Consumer	484,355	28,008	5.78%

Total Loans (1)	2,576,791	170,014	6.60%

Earning assets (1)	4,477,047	269,971	6.03%
Other assets	433,624

Total assets	$4,910,671

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,329,107	—	—
Savings and interest-bearing transaction	1,574,655	5,969	0.38%
Time less than $100,000	239,361	6,535	2.73%
Time $100,000 or more	504,980	21,043	4.17%

Total interest-bearing deposits	2,318,996	33,547	1.45%
Short-term borrowed funds	734,970	29,389	4.00%
Debt financing and notes payable	37,265	2,332	6.26%

Total interest-bearing liabilities	3,091,231	65,268	2.11%
Other liabilities	67,792
Shareholders’ equity	422,541

Total liabilities and shareholders’ equity	$4,910,671

Net interest spread (2)			3.92%
Net interest income and interest margin (1)(3)		$204,703	4.57%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following tables set forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.
Summary of Changes in Interest Income and Expense

Years Ended December 31,	2008 Compared with 2007
(dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest and fee income:
Money market assets and funds sold	$1	($5)	($4)
Investment securities:
Available for sale Taxable	(6,764)	(21)	(6,785)
Tax- exempt (1)	(2,466)	(627)	(3,093)
Held to maturity Taxable	(4,492)	368	(4,124)
Tax- exempt (1)	(1,088)	443	(645)
Loans:
Commercial:
Taxable	365	(4,960)	(4,595)
Tax- exempt (1)	(1,110)	216	(894)
Commercial real estate	(3,079)	(841)	(3,920)
Real estate construction	(449)	(2,566)	(3,015)
Real estate residential	(1,187)	448	(739)
Consumer	555	(1,144)	(589)

Total loans (1)	(4,905)	(8,847)	(13,752)

Total decrease in interest and fee income (1)	(19,714)	(8,689)	(28,403)

Decrease in interest expense:
Deposits:
Savings/ interest-bearing	(512)	(2,083)	(2,595)
Time less than $100,000	(495)	(1,252)	(1,747)
Time $100,000 or more	(592)	(11,733)	(12,325)

Total interest-bearing	(1,599)	(15,068)	(16,667)
Short-term borrowed funds	(7,262)	(15,173)	(22,435)
Notes and mortgages payable	(189)	(21)	(210)

Total decrease in interest expense	(9,050)	(30,262)	(39,312)

(Increase) decrease in net interest income (1)	($10,664)	$21,573	$10,909

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2007 Compared with 2006
(dollars in thousands)	Volume	Rate	Total

Increase (decrease) in interest and fee income:
Money market assets and funds sold	($1)	$3	$2
Investment securities:
Available for sale Taxable	(1,391)	186	(1,205)
Tax- exempt (1)	(1,436)	12	(1,424)
Held to maturity Taxable	(5,787)	339	(5,448)
Tax- exempt (1)	(799)	(215)	(1,014)
Loans:
Commercial:
Taxable	(2,801)	330	(2,471)
Tax- exempt (1)	(1,151)	(109)	(1,260)
Commercial real estate	(2,628)	(702)	(3,330)
Real estate construction	583	278	861
Real estate residential	(810)	542	(268)
Consumer	1,994	1,495	3,489

Total loans (1)	(4,813)	1,834	(2,979)

Total (decrease) increase in interest and fee income (1)	(14,227)	2,159	(12,068)

Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	(743)	3,011	2,268
Time less than $100,000	(863)	1,284	421
Time $100,000 or more	(63)	1,676	1,613

Total interest-bearing	(1,669)	5,971	4,302
Short-term borrowed funds	998	2,006	3,004
Notes and mortgages payable	(26)	7	(19)

Total (decrease) increase in interest expense	(697)	7,984	7,287

Decrease in net interest income (1)	($13,530)	($5,825)	($19,355)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. In 2008, the provision for loan losses was $2.7 million, compared to $700 thousand for 2007, and $445 thousand for 2006. The provision reflects management’s assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding net loan losses and the allowance for credit losses, see the “Credit Quality” and “Allowance for Credit Losses” sections of this report.
Investment Portfolio
The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.
Securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The held to maturity investment portfolio had a duration of 3.2 years at December 31, 2008 and, on the same date, those investments included $921.0 million in fixed-rate and $28.3 million in adjustable-rate securities. If Management determines depreciation in any held to maturity security is “other than temporary,” a securities loss will be recognized as a charge to earnings.
Investment securities assigned to the available for sale portfolio are generally used to supplement the Company’s liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities. Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of the Company. If Management determines depreciation in any available for sale security is “other than temporary,” a securities loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2008, the Company held $288.5 million in securities classified as investments available for sale with a duration of 2.3 years. At December 31, 2008, an unrealized gain of $1.4 million, net of taxes of $1 million, related to these securities, was included in shareholders’ equity.
The Company had no trading securities at December 31, 2008, 2007 and 2006.
For more information on investment securities, see the notes accompanying the consolidated financial statements.
The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:
Available for Sale Portfolio

At December 31,
(dollars in thousands)	2008	2007	2006

U.S. Treasury securities	$3,082	$—	$—
U.S. Government sponsored entities	11,077	123,062	151,147
Mortgage backed securities	41,240	68,393	45,145
States and political subdivisions	161,046	183,307	207,580
Collateralized mortgage obligations	59,851	90,986	127,971
Asset-backed securities	6,447	9,700	10,273
FHLMC and FNMA stock	821	49,671	65,948
Other	4,890	7,702	7,461

Total	$288,454	$532,821	$615,525

The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2008. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.

Available for Sale Maturity Distribution

		After one	After five
At December 31, 2008,	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	one year	five years	ten years	years	backed	Other	Total

U.S. Treasury securities	$3,082	$—	$—	$—	$—	$—	$3,082
Interest rate	2.77%	—%	—%	—%	—%	—%	2.77%
U.S. Government sponsored entities	9,987	—	1,090	—	—	—	11,077
Interest rate	6.04%	—	5.59%	—	—	—	6.00%
States and political subdivisions	4,459	71,664	74,341	10,582	—	—	161,046
Interest rate (FTE)	7.28%	7.21%	7.16%	5.99%	—	—	7.16%
Asset-backed securities	—	—	—	6,447	—	—	6,447
Interest rate	—	—	—	2.25%	—	—	2.25%

Subtotal	17,528	71,664	75,431	17,029	—	—	181,652
Interest rate	5.79%	7.21%	7.14%	4.20%	—	—	6.74%
Mortgage backed securities	—	—	—	—	101,091	—	101,091
Interest rate	—	—	—	—	4.29%	—	4.29%
Other without set maturities	—	—	—	—	—	5,711	5,711
Interest rate	—	—	—	—	—	4.79%	4.79%

Total	$17,528	$71,664	$75,431	$17,029	$101,091	$5,711	$288,454
Interest rate	5.79%	7.21%	7.14%	4.20%	4.29%	4.79%	5.83%

     The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:
Held to Maturity Portfolio

At December 31,
(Dollars in thousands)	2008	2007	2006

U.S. Government sponsored entities	$110,000	$130,000	$160,000
Mortgage backed securities	85,676	107,162	131,137
States and political subdivisions	545,237	566,351	579,747
Collateralized mortgage obligations	208,412	241,775	294,208

Total	$949,325	$1,045,288	$1,165,092

Fair value	$950,210	$1,049,442	$1,155,736

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2008. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.
Held to Maturity Maturity Distribution

		After one	After five
At December 31, 2008,	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	One year	five years	ten years	years	backed	Total

U.S. Government sponsored entities	$110,000	$—	$—	$—	$—	$110,000
Interest rate	4.03%	—%	—%	—%	—%	4.03%
States and political subdivisions	5,593	39,972	396,275	103,396	—	545,236
Interest rate (FTE)	6.65%	6.49%	6.09%	6.25%	—	6.17%
—
Subtotal	115,593	39,972	396,275	103,396	—	655,236
Interest rate	4.16%	6.49%	6.09%	6.25%	—	5.81%
Mortgage backed	—	—	—	—	294,089	294,089
Interest rate	—	—	—	—	4.61%	4.61%

Total	$115,593	$39,972	$396,275	$103,396	$294,089	$949,325
Interest rate	4.16%	6.49%	6.09%	6.25%	4.61%	5.44%

Loan Portfolio
The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:
Loan Portfolio Distribution

At December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Commercial and commercial real estate	$1,342,209	$1,389,231	$1,463,823	$1,594,925	$1,388,639
Real estate construction	52,664	97,464	70,650	72,095	29,724
Real estate residential	458,447	484,549	507,553	508,174	375,532
Consumer	529,106	531,732	489,708	497,027	506,335

Total loans	$2,382,426	$2,502,976	$2,531,734	$2,672,221	$2,300,230

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2008. Balances exclude residential real estate loans and consumer loans totaling $987.6 million. These types of loans are typically paid in monthly installments over a number of years.
Loan Maturity Distribution

At December 31, 2008	Within	One to	After
(dollars in thousands)	One Year	Five Years	Five Years	Total

Commercial and commercial real estate *	$454,037	$706,033	$182,139	$1,342,209
Real estate construction	52,664	0	0	52,664

Total	$506,701	$706,033	$182,139	$1,394,873

Loans with fixed interest rates	$154,894	$212,329	$173,737	$540,960
Loans with floating or adjustable interest rates	351,807	493,704	8,402	853,913

Total	$506,701	$706,033	$182,139	$1,394,873

*	Includes demand loans
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
Credit Quality
The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to maintain broad diversification within the loan portfolio. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the “classified” category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection. Foreclosed or repossessed loan collateral, “other real estate owned” (“OREO”), is adjusted to fair value less costs to sell upon transfer to OREO. Subsequently, OREO is recorded at the lower of cost or appraised value less disposal cost.

Classified Loans, Loan Commitments and Other Real Estate Owned
The following summarizes the Company’s classified loans, loan commitments and OREO for the periods indicated:
Classified Loans, Loan Commitments and OREO

At December 31,
(dollars in thousands)	2008	2007

Classified loans and loan commitments	$34,028	$24,419
Other real estate owned	3,505	613

Total classified assets	$37,533	$25,032

Classified loans include loans graded “substandard”, “doubtful” and “loss” using regulatory guidelines. At December 31, 2008, $33.1 million of loans or 97.3% of total classified loans are graded “substandard”. Such substandard loans accounted for 1.39% of total gross loans at December 31, 2008. Classified assets at December 31, 2008, increased $12.5 million from a year ago. The increase is primarily attributable to two classified construction loan relationships. Portions of the loan collateral for one of the construction loans have been foreclosed and represent $2.2 million of other real estate owned at December 31, 2008. The remaining carrying value of the two construction loans is $5.5 million at December 31, 2008. Management aggressively pursues collection of all classified assets.
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
The following table summarizes the nonperforming assets of the Company for the periods indicated:
Nonperforming Loans and OREO

At December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Performing nonaccrual loans	$1,143	$1,688	$4,404	$4,256	$4,072
Nonperforming nonaccrual loans	8,883	3,164	61	2,068	2,970

Nonaccrual loans	10,026	4,852	4,465	6,324	7,042

Loans 90 or more days past due and still accruing	755	297	65	162	10
Other real estate owned	3,505	613	647	0	0

Total nonperforming loans and OREO	$14,286	$5,762	$5,177	$6,486	$7,052

As a percentage of total loans	0.60%	0.23%	0.20%	0.24%	0.31%

Nonaccrual loans increased $5.2 million during the twelve months ended December 31, 2008. Seventeen loans comprised the $10.0 million nonaccrual loans as of December 31, 2008. One of those loans was on nonaccrual status throughout 2008, while the remaining 16 loans were placed on nonaccrual status during the twelve months ended December 31, 2008. The increase in nonperforming nonaccrual loans is primarily due to placing the two construction loan relationships described in the “Classified Assets” section on nonaccrual status. The Company actively pursues full collection of nonaccrual loans.

The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80% of the appraised value of the property serving as collateral for the loan, and require verification of income of the borrower(s). The Company had no “sub-prime” loans as of December 31, 2008 and December 31, 2007. Of the loans 90 days past due and still accruing at December 31, 2008, $-0- thousand and $569 thousand were residential real estate loans and automobile loans, respectively. Delinquent consumer loans on accrual status were as follows ($ in thousands):

	At December 31,
	2008	2007

Residential real estate loans:
30-89 days delinquent:
Dollar amount	$3,273	$2,761
Percentage of total residential real estate loans	0.71%	0.57%
90 or more days delinquent:
Dollar amount	$-0-	$-0-
Percentage of total residential real estate loans	0.00%	0.00%
Automobile loans:
30-89 days delinquent:
Dollar amount	$5,241	$2,872
Percentage of total automobile loans	1.12%	0.61%
90 or more days delinquent:
Dollar amount	$569	$253
Percentage of total automobile loans	0.12%	0.05%

The Company had no restructured loans as of December 31, 2008, 2007 and 2006.
The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding during the period was $666 thousand in 2008, $428 thousand in 2007 and $502 thousand in 2006. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2008, 2007 and 2006 was $511 thousand, $474 thousand and $488 thousand, respectively. Yields on these cash payments were 4.72%, 9.80% and 8.60%, respectively, for the year ended December 31, 2008, December 31, 2007 and December 31, 2006. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2008, totaled $-0- thousand, compared with approximately $14 thousand and $50 thousand at December 31, 2007 and 2006, respectively.
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
Allowance for Credit Losses
The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed and reserves established based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and non-classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data. The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $47.6 million allowance for credit losses to be adequate as a reserve against losses as of December 31, 2008.
The following table summarizes the loan loss experience of the Company for the periods indicated:
Allowance For Credit Losses, Chargeoffs & Recoveries

Year ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004

Total loans outstanding	$2,382,426	$2,502,976	$2,531,734	$2,672,221	$2,300,230
Average loans outstanding during the period	2,432,556	2,511,763	2,576,791	2,576,363	2,258,482
Analysis of the Allowance Balance, beginning of period	$55,799	$59,023	$59,537	$54,152	$53,910
Provision for loan losses	2,700	700	445	900	2,700
Provision for unfunded credit commitments	(200)	(400)	5	—	—
Allowance acquired through merger	0	0	0	5,213	0
Loans charged off:
Commercial and commercial real estate	(1,296)	(1,648)	(1,176)	(673)	(2,154)
Real estate construction	(5,348)	0	0	0	0
Real estate residential	(131)	0	0	0	0
Consumer	(5,638)	(4,033)	(2,446)	(2,065)	(3,439)

Total chargeoffs	(12,413)	(5,681)	(3,622)	(2,738)	(5,593)

Recoveries of loans previously charged off:
Commercial and commercial real estate	331	1,060	1,149	864	1,623
Real estate construction	0	0	0	0	0
Real estate residential	0	0	0	0	0
Consumer	1,346	1,097	1,509	1,146	1,512

Total recoveries	1,677	2,157	2,658	2,010	3,135

Net loan losses	(10,736)	(3,524)	(964)	(728)	(2,458)

Balance, end of period	$47,563	$55,799	$59,023	$59,537	$54,152

Components:
Allowance for loan losses	$44,470	$52,506	$55,330	$55,849	$54,152
Reserve for unfunded credit commitments (1)	3,093	3,293	3,693	3,688	—

Allowance for credit losses	$47,563	$55,799	$59,023	$59,537	$54,152

Net loan losses to average loans	0.44%	0.14%	0.04%	0.03%	0.11%
Allowance for loan losses as a percentage of loans outstanding	1.87%	2.10%	2.19%	2.09%	2.35%

(1)	Effective December 31, 2005, the Company transferred the portion of the allowance for credit losses related to lending commitments and letters of credit to other liabilities.
Net credit losses rose in 2008 compared with 2007 due to higher chargeoffs on real estate construction and automobile loans and lower recoveries on commercial loans, partially offset by lower chargeoffs on commercial loans and higher recoveries on consumer loans. Annualized net loan losses to average loans rose to 0.44% in 2008, compared to 0.14% in 2007. No assurance can be given that higher levels of net charge-offs will not occur. Management continues to follow conservative credit underwriting policies and practices, and aggressively pursues collection of classified loans and recovery of recognized loan losses.

Allocation of the Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses as of December 31 for the years indicated:
Allocation of the Allowance for Credit Losses

At December 31,	2008		2007		2006		2005		2004
	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as	Allocation	Loans as
	of the	Percent	of the	Percent	of the	Percent	of the	Percent	of the	Percent
	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total	Allowance	of Total
(dollars in thousands)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans

Commercial	$23,774	57%	$27,233	56%	$23,217	58%	$30,438	60%	$29,857	61%
Real estate construction	4,725	2%	5,403	4%	3,942	3%	3,346	3%	1,441	1%
Real estate residential	367	19%	388	19%	1,219	20%	1,230	19%	917	16%
Consumer	6,331	22%	4,626	21%	4,132	19%	5,291	18%	5,140	22%
Unallocated portion	12,366	—	18,149	—	26,513	—	19,232	—	16,797	—

Total	$47,563	100%	$55,799	100%	$59,023	100%	$59,537	100%	$54,152	100%

The allocation to loan portfolio segments changed from December 31, 2007 to December 31, 2008. The decrease in allocation to commercial loans was primarily due to a reduction in allocations to agricultural and municipal loans based on re-evaluation and measurement of risk attributes. The decline in the allocation to real estate construction loans reflects a decrease in criticized real estate construction loans and the increase in allocation to consumer loans reflects delinquency trends.
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
The unallocated portion of the allowance for credit losses declined $5.7 million from December 31, 2007 to December 31, 2008. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. During 2008, classified loans, nonperforming loans and consumer loan delinquencies increased; as a result, the allocated allowance reflects probable losses related to these loans and the unallocated allowance has declined. At December 31, 2007 and December 31, 2008, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($4.0 million and $3.4 million, respectively), external competitive issues ($2.0 million and $1.2 million, respectively), internal credit administration considerations ($4.2 million and $1.4 million, respectively), and delinquency and problem loan trends ($4.2 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its loan portfolio which includes a decline in loan balances and reduced real estate construction exposure, levels of the allowance allocated to portfolio segments, internal staffing considerations and current economic conditions in its marketplace including loan underwriting and pricing practices of competitors. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $18.1 million at December 31, 2007, compared with $12.4 million at December 31, 2008.
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
The following summarizes the Company’s recorded investment in impaired loans for the dates indicated:
Impaired Loans

At December 31,
(dollars in thousands)	2008	2007

Total impaired loans	$6,849	$317

Specific reserves	$1,936	$317

At December 31, 2008 and 2007, the Company measured impairment using the fair value of loan collateral. The average balance of the Company’s impaired loans for the year ended December 31, 2008 was $7.0 million compared with $139 thousand and $234 thousand in 2007 and 2006, respectively. All impaired loans are on nonaccrual status.
Asset/Liability and Market Risk Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.
Interest Rate Risk
Interest rate risk is a significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on loan demand, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.
In adjusting the Company’s asset/liability position, Management attempts to manage interest rate risk while enhancing the net interest margin and net interest income. At times, depending on expected increases or decreases in general interest rates, the relationship between long and short term interest rates, market conditions and competitive factors, Management may adjust the Company’s interest rate risk position in order to manage its net interest margin and net interest income. The Company’s results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates.
The Company’s asset and liability position remains slightly “liability sensitive,” with a greater amount of interest-bearing liabilities subject to immediate and near-term interest rate changes relative to earning assets. As a result, the FOMC’s recent reductions in the federal funds target rate (charged for short-term inter-bank borrowings) and the related decline in U.S. Treasury bill rates has improved the Company’s net interest margin in the twelve months ended December 31, 2008. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.

Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and an increase of 84 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending December 31, 2009. Conversely, using the current composition of the Company’s balance sheet and assuming an increase of 100 bp in the federal funds rate and an increase of 108 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 3.2% of the Company’s most likely net income plan for the twelve months ending December 31, 2009. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management is currently deploying tactics to reduce the “liability sensitivity” of the Company’s balance sheet to a more “neutral” condition where changes in interest rates result in less significant changes in earnings. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
Market Risk — Equity Markets
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
Fluctuations in the Company’s common stock price can impact the Company’s financial results in several ways. First, the Company has regularly repurchased and retired its common stock; the market price paid to retire the Company’s common stock can affect the level of the Company’s shareholders’ equity, cash flows and shares outstanding for purposes of computing earnings per share. On February 13, 2009, the Company issued preferred stock to the Treasury: the terms of such issuance limits the Company’s ability to repurchase stock. See Note 20 to the Consolidated Financial Statements for additional information. Second, the Company’s common stock price impacts the number of dilutive equivalent shares used to compute diluted earnings per share. Third, fluctuations in the Company’s common stock price can motivate holders of options to purchase Company common stock through the exercise of such options thereby increasing the number of shares outstanding. Finally, the amount of compensation expense associated with share based compensation fluctuates with changes in and the volatility of the Company’s common stock price.
Market Risk — Other
Market values of loan collateral can directly impact the level of loan chargeoffs and the provision for loan losses. Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company’s business activities.
Liquidity and Funding
The Company’s routine operating sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During 2008, investment securities provided $293.6 million in liquidity from paydowns and maturities, and loans provided $106.3 million in liquidity from scheduled payments and maturities, net of loan fundings. The Company projects $47.9 million in additional liquidity from investment security paydowns and maturities in the three months ending March 31, 2009.
At December 31, 2008, indirect automobile loans totaled $469.1 million, which were experiencing stable monthly principal payments of approximately $17.0 million during the last three month of 2008. During 2008, a portion of the liquidity provided by investment securities and loans provided funds to meet a net reduction in deposits totaling $169.7 million. The remaining liquidity was used to reduce higher cost borrowed funds, primarily subordinated debt which decreased $10 million and federal funds purchased which declined $286.0 million. During 2007, investment securities provided $193.1 million in liquidity from paydowns and maturities, and loans provided $26.2 million in liquidity from scheduled payments and maturities, net of loan fundings. During 2007, a portion of the liquidity provided by investment securities, loans and a $66.6 million increase in short term borrowings provided funds to meet a net reduction in deposits totaling $251.9 million.

The Company held $1.2 billion in total investment securities at December 31, 2008. Under certain deposit, borrowing and other arrangements, the Company must hold investment securities as collateral. At December 31, 2008, such collateral requirements totaled approximately $1.1 billion. At December 31, 2008, $288.5 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
At December 31, 2008, $395.2 million in collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. All of the Non Agency CMOs are rated AAA based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC and FNMA MBSs purchased for Community Reinvestment Act investment purposes, the Company has not purchased a CMO or MBS since November 2005. The CMOs and MBSs have been experiencing stable principal paydowns of approximately $5.5 million per month during the last three months. In addition, at December 31, 2008, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $335.0 million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company. The FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) because of disruptions in the credit markets. The TLGP guarantees newly issued senior unsecured debt of banks and certain holding companies in addition to providing full coverage of noninterest bearing deposit transaction accounts. Debt issuance is subject to a maximum acount, and fees for use of the program are assessed on a sliding scale. The Company did not opt out of this program. No senior unsecured debt has been issued by the Company under the TLGP.
The Company generates significant liquidity from its operating activities. The Company’s profitability during 2008, 2007 and 2006 resulted in operating cash flows of $93.3 million, $108.4 million and $108.0 million, respectively. In 2008, profitability and retained earnings from prior years provided cash for $35.9 million of Company stock repurchases and $40.2 million in shareholder dividends. In 2007, operating activities provided a substantial portion of cash for $40.6 million in shareholder dividends and $87.1 million of share repurchase activity. In 2006, operating activities provided a substantial portion of cash for $40.7 million in shareholder dividends and $89.0 million of share repurchase activity.
It is anticipated that loan demand will be weak during 2009, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The recent series of reductions in the federal funds rate resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors. Quarterly shareholder dividends are restricted to the quarterly per share amount prior to October 14, 2008 under the terms of the February 13, 2009 issuance of preferred stock to the Treasury. See Note 20 to the Consolidated Financial Statements for additional information.
The Parent Company’s primary source of liquidity is dividends from the Bank. Dividends from the Bank are subject to certain regulatory limitations. During 2008, 2007 and 2006, the Bank declared dividends to the Company of $100 million, $109 million and $108 million, respectively.
The following table sets forth the known contractual obligations of the Company at December 31, 2008:
Contractual Obligations

At December 31, 2008	Within	One to	Four to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total

Long-Term Debt Obligations	$0	$0	$15,000	$11,631	$26,631
Operating Lease Obligations	5,993	8,852	5,893	886	21,624
Purchase Obligations	8,047	16,093	0	0	24,140

Total	$14,040	$24,945	$20,893	$12,517	$72,395

Long-Term Debt Obligations and Operating Lease Obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The Purchase Obligation consists of the Company’s minimum liability under a contract with a third-party automation services provider.
Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income as a percentage of average shareholders’ equity (“return on equity” or ROE”) has been 23.4% in 2006, 22.1% in 2007 and 14.8% in 2008. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $18.2 million in 2006, $14.6 million in 2007 and $25.8 million in 2008.
The Company paid dividends totaling $40.7 million in 2006, $40.6 million in 2007, and $40.2 million in 2008, which represent dividends per share of $1.30, $1.36, and $1.39, respectively. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 1.8 million shares of common stock valued at $89.0 million in 2006, 1.9 million shares valued at $87.1 million in 2007, and 719 thousand shares valued at $35.9 million in 2008. Share repurchases are restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury. See Note 20 to the Consolidated Financial Statements for additional information.
The Company’s primary capital resource is shareholders’ equity, which increased $15.2 million or 3.9% in 2008 from the previous year, primarily the net result of $59.8 million in profits earned during the year and $25.8 million in issuance of stock in connection with exercises of employee stock options, offset by $40.2 million in dividends paid and $35.9 million in stock repurchases.
The Company’s ratio of equity to total assets increased from 8.66% at December 31, 2007 to 10.16% at December 31, 2008 because of a decline in total assets and an increase in shareholders’ equity.
Capital to Risk-Adjusted Assets
The following summarizes the ratios of capital to risk-adjusted assets for the Company on the dates indicated:

			Minimum
			Regulatory	Well
At December 31,	2008	2007	Requirement	Capitalized

Tier I Capital	10.47%	9.33%	4.00%	6.00%
Total Capital	11.76%	10.64%	8.00%	10.00%
Leverage ratio	7.36%	6.32%	4.00%	5.00%

The Company’s risk-based capital ratios increased at December 31, 2008, compared with December 31, 2007, due to a decline in risk-weighted assets.
The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

			Minimum
			Regulatory	Well
At December 31,	2008	2007	Requirement	Capitalized

Tier I Capital	9.31%	9.52%	4.00%	6.00%
Total Capital	10.78%	10.98%	8.00%	10.00%
Leverage ratio	6.52%	6.41%	4.00%	5.00%

The risk-based capital ratios declined at December 31, 2008, compared with December 31, 2007, due to a decrease in regulatory capital, offset in part by a decline in risk-weighted assets.

The Company intends to maintain regulatory capital in excess of the highest regulatory standard, referred to as “well capitalized”. The Company routinely projects its capital levels by analyzing forecasted earnings, credit quality, securities valuations, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections the Company expects to maintain regulatory capital levels exceeding the “well capitalized” standard and pay quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.
Financial Ratios
The following table shows key financial ratios for the periods indicated:

At and for the years ended December 31,	2008	2007	2006

Return on average total assets	1.42%	1.93%	2.01%
Return on average shareholders’ equity	14.77%	22.11%	23.38%
Average shareholders’ equity as a percentage of:
Average total assets	9.60%	8.75%	8.60%
Average total loans	16.65%	16.17%	16.40%
Average total deposits	12.79%	12.04%	11.58%
Dividend payout ratio (diluted EPS)	68%	46%	42%
Deposit categories
The Company primarily attracts deposits from local businesses and professionals, as well as through retail certificates of deposit, savings and checking accounts.
The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:
Deposit Distribution and Average Rates Paid

	2008			2007			2006
		Percentage			Percentage			Percentage
Years Ended December 31,	Average	of Total		Average	of Total		Average	of Total
(Dollars in thousands)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate

Noninterest bearing demand	$1,181,679	37.3%	—%	$1,262,723	37.5%	—%	$1,329,107	36.4%	—%
Interest bearing:
Transaction	541,727	17.1%	0.26%	569,286	16.9%	0.37%	617,956	16.9%	0.29%
Savings	759,829	24.0%	0.56%	826,336	24.5%	0.74%	956,698	26.3%	0.44%
Time less than $100 thousand	193,889	6.1%	2.69%	210,039	6.2%	3.31%	239,361	6.6%	2.73%
Time $100 thousand or more	489,326	15.5%	2.11%	503,469	14.9%	4.50%	504,980	13.8%	4.17%

Total	$3,166,450	100.0%	1.07%	$3,371,853	100.0%	1.79%	$3,648,102	100.0%	1.45%

Deposit competition remained elevated during 2008. The Company modified its deposit pricing practices to retain its profitable customers. During 2008, total average deposits declined by $205.4 million or 6.1% from 2007 due to an $81.0 million decrease in noninterest bearing demand deposits, a $66.5 million decrease in savings deposits, a $27.6 million decrease in interest bearing transaction deposits, a $16.2 million decrease in time deposits less than $100 thousand and a $14.1 million decrease in time deposits $100 thousand or more.
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

Total time deposits were $665.8 million and $714.9 million at December 31, 2008 and 2007, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits.

December 31,
(In thousands)	2008
2009	$619,392
2010	25,193
2011	8,429
2012	5,026
2013	5,006
Thereafter	2,727

Total	$665,773

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:
Deposits Over $100,000 Maturity Distribution

December 31,
(In thousands)	2008
Three months or less	$407,502
Over three through six months	34,457
Over six through twelve months	24,700
Over twelve months	9,945

Total	$476,604

Short-term Borrowings
The following table sets forth the short-term borrowings of the Company:
Short-Term Borrowings Distribution

At December 31,
(In thousands)	2008	2007	2006

Federal funds purchased	$335,000	$621,000	$551,000
Other borrowed funds:
Sweep accounts	119,015	150,097	134,634
Securities sold under repurchase agreements	3,260	7,969	25,830
Line of credit	0	19,533	20,513

Total short term borrowings	$457,275	$798,599	$731,977

Further detail of federal funds purchased and other borrowed funds is as follows:

Years Ended December 31,
(dollars in thousands)	2008	2007	2006

Federal Funds Purchased Balances and Rates Paid Outstanding amount:
Average for the year	$411,488	$596,711	$525,068
Maximum month-end balance during the year	665,000	705,000	626,500
Interest rates:
Average for the year	2.17%	5.13%	5.02%
Average at period end	0.16%	4.33%	5.23%
Other Borrowed Funds Balances and Rates Paid Outstanding amount:
Average for the year	$137,950	$162,679	$209,902
Maximum month-end balance during the year	155,466	222,227	255,517
Interest rates:
Average for the year	0.74%	1.08%	1.44%
Average at period end	0.55%	0.99%	1.33%

Noninterest Income
Components of Noninterest Income

Years Ended December 31,
(dollars in thousands)	2008	2007	2006

Service charges on deposit accounts	$29,762	$30,235	$28,414
Merchant credit card fees	10,525	10,841	9,860
Debit card fees	3,769	3,797	3,489
ATM fees and interchange	2,923	2,824	2,824
Other service charges	2,025	2,065	1,954
Financial services commissions	830	1,321	1,368
Trust fees	1,227	1,281	1,178
Official check fees	163	1,113	1,391
Life insurance proceeds	—	822	—
Gain on sales of real property	—	230	239
Mortgage banking income	125	124	179
Securities losses and impairment	(62,653)	—	—
Gain on sale of Visa common stock	5,698	—	—
Other noninterest income	3,550	4,625	4,451

Total	$(2,056)	$59,278	$55,347

In 2008, a $2.1 million loss was recorded from all sources of noninterest income compared with $59.3 million in noninterest income for 2007. The 2008 period included the $62.7 million in losses on sale and impairment charge of FHLMC and FNMA preferred stock and other common stock, $5.7 million in securities gains from the redemption of VISA Class B common stock as part of Visa’s initial public offering. Noninterest income in 2007 included an $822 thousand gain on company-owned life insurance and a $230 thousand gain on sale of real property. During the second quarter of 2008, the Company began issuing its own official checks rather than use a vendor which paid the Company fees based on the availability of funds while the official checks remained outstanding (“float”). By issuing its own official checks, the Company uses the related float as a source of funding and reduces its interest expense. Such vendor fees were $950 thousand lower in 2008 compared with 2007. Financial services commissions fell $491 thousand or 37.2%. Service charges on deposits declined $473 thousand or 1.6%, due to declines in overdraft fees and returned item charges (down $492 thousand) and fees charged on business and retail checking and savings accounts (down $542 thousand), partially offset by a $562 thousand increase in deficit fees charged on analyzed accounts. Deficit fees are service charges collected from business customers that typically pay for such services with compensating balances. Merchant credit card fees declined $316 thousand or 2.9%. Other noninterest income decreased $1.1 million or 23.2% primarily due to a $292 thousand decline in interest recoveries on charged-off loans and lower customer check sales income and gains on sale of other assets in 2007.
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

Noninterest Expense
Components of Noninterest Expense

Years Ended December 31,
(dollars in thousands)	2008	2007	2006

Salaries and related benefits	$51,492	$50,142	$52,302
Occupancy	13,703	13,346	13,047
Data processing	8,440	7,069	6,097
Equipment	3,801	4,302	4,949
Courier Service	3,322	3,404	3,627
Professional fees	2,624	1,889	2,437
Postage	1,487	1,602	1,648
Telephone	1,368	1,398	1,634
Stationery and supplies	1,170	1,271	1,163
Customer checks	920	939	992
Correspondent service charges	634	869	778
Advertising and public relations	843	834	843
Operational losses	845	793	892
Loan expenses	911	750	882
FDIC insurance assessments	518	401	462
Amortization of intangible assets	3,221	3,653	4,087
Visa litigation	(2,338)	2,338	—
Other	7,800	6,428	5,884

Total	$100,761	$101,428	$101,724

Noninterest expense to revenues (“efficiency ratio”)(FTE)	51.9%	41.5%	39.1%
Average full-time equivalent staff	891	887	909
Total average assets per full-time staff	$4,736	$5,233	$5,402

In 2008, noninterest expense decreased $667 thousand or 0.7% compared with 2007. The 2008 results included reversal of the $2.3 million accrual for known Visa related litigation, which was reversed with the funding of a litigation escrow as a part of the Visa IPO. Data processing service costs were higher by $1.4 million or 19.4% due to conversion of the Company’s item processing function to an outside vendor. Salaries and related benefits increased $1.4 million or 2.7% mainly due to annual merit increases granted to continuing staff and increases in incentives, payroll taxes and workers compensation. Professional fees increased $735 thousand or 38.9% primarily due to higher legal fees, partially offset by lower audit fees. Occupancy costs increased $357 thousand or 2.7% primarily due to increases in net rent and miscellaneous occupancy expense, partially offset by lower depreciation costs. Loan expenses increased $161 thousand or 21.5%. FDIC insurance assessments increased $117 thousand or 29.2%. FDIC insurance assessments are expected to rise in 2009. See “Premiums for Deposit Insurance and Assessments for Examinations” contained in the Supervision and Regulation section of Part I, Item 1 of this report. Other noninterest expense rose by $1.4 million or 21.3% due to writedown of foreclosed property, higher insurance costs and amortization of low-income housing investments as tax benefits are realized and a lower reduction in the reserve for unfunded credit commitments. Other categories of expense decreased from 2007, offsetting the increases outlined above. Equipment expense declined $501 thousand or 11.6% mostly due to reduced depreciation costs and lower maintenance expenses. Amortization of intangible assets decreased $432 thousand or 11.8%. Correspondent service charges were lower by $235 thousand or 27.0%. Postage declined $115 thousand or 7.2%. Stationery and supplies expenses were lower by $101 thousand or 7.9%.
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
Provision for Income Tax
In 2008, the Company filed its 2007 federal income tax return. Amounts included in that filed return were reconciled to estimates of such amounts used to recognize the 2007 federal income tax provision. As a result, a reduction in the tax provision in the amount of $877 thousand was recognized in 2008 to adjust the 2007 tax estimates to amounts included in the filed tax return. The adjustment primarily resulted from higher than anticipated tax credits earned on limited partnership investments providing low-income housing and housing for the elderly in our Northern and Central California communities. In 2008, the Company further reduced its tax provision by $114 thousand to reflect a reduction in its unrecognized tax benefits due to a lapse in the statute of limitations.
The income tax provision (FTE) was $30.9 million for 2008 compared with $52.7 million for 2007. The effective tax rate (FTE) of 34.1% for 2008 compared with 37.0% for 2007. The tax provision for 2007 reflected the tax-free nature of $822 thousand in life insurance proceeds, higher dividend received deductions and lower non-deductible life insurance premiums.
The Troubled Asset Relief Program, signed into law on October 3, 2008, provided ordinary tax treatment to losses on FHLMC and FNMA preferred stock held on September 6, 2008 or sold on or after January 1, 2008. As a result, the Company’s losses on FNMA and FHLMC preferred stock receive ordinary tax treatment.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Westamerica Bancorporation and Subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control - Integrated Framework issued by COSO.
The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.
Dated February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited Westamerica Bancorporation and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 26, 2009

CONSOLIDATED BALANCE SHEETS
(In thousands)

Balances as of December 31,	2008	2007

Assets
Cash and cash equivalents	$138,883	$209,764
Money market assets	341	333
Investment securities available for sale	288,454	532,821
Investment securities held to maturity; market values of $950,210 in 2008 and $1,049,422 in 2007	949,325	1,045,288
Loans, net of an allowance for loan losses of:
$44,470 in 2008 and $52,506 in 2007	2,337,956	2,450,470
Other real estate owned	3,505	613
Premises and equipment, net	27,351	28,380
Identifiable intangibles	15,208	18,429
Goodwill	121,699	121,719
Interest receivable and other assets	150,212	151,142

Total Assets	$4,032,934	$4,558,959

Liabilities
Deposits:
Noninterest bearing	$1,158,632	$1,245,500
Interest bearing:
Transaction	525,153	544,411
Savings	745,496	760,006
Time	665,773	714,873

Total deposits	3,095,054	3,264,790

Short-term borrowed funds	457,275	798,599
Debt financing and notes payable	26,631	36,773
Liability for interest, taxes and other expenses	44,122	64,194

Total Liabilities	3,623,082	4,164,356

Shareholders’ Equity
Common Stock (no par value)
Authorized — 150,000 shares
Issued and outstanding — 28,880 in 2008 and 29,018 in 2007	352,265	334,211
Deferred compensation	2,409	2,990
Accumulated Other Comprehensive Income (Loss)	1,040	(4,520)
Retained earnings	54,138	61,922

Total Shareholders’ Equity	409,852	394,603

Total Liabilities and Shareholders’ Equity	$4,032,934	$4,558,959

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the years ended December 31,	2008	2007	2006

Interest and Fee Income
Loans	$148,659	$162,242	$164,756
Money market assets and funds sold	3	7	5
Investment securities:
Available for sale
Taxable	8,854	15,639	16,844
Tax-exempt	9,357	11,566	12,519
Held to maturity Taxable	19,237	23,361	28,809
Tax-exempt	22,359	23,057	23,582

Total Interest and Fee Income	208,469	235,872	246,515

Interest Expense
Transaction deposits	1,397	2,093	1,771
Savings deposits	4,245	6,144	4,198
Time deposits	15,540	29,612	27,578
Short-term borrowed funds	9,958	32,393	29,389
Debt financing and notes payable	2,103	2,313	2,332

Total Interest Expense	33,243	72,555	65,268

Net Interest Income	175,226	163,317	181,247
Provision for Loan Losses	2,700	700	445

Net Interest Income After Provision for Loan Losses	172,526	162,617	180,802

Noninterest Income
Service charges on deposit accounts	29,762	30,235	28,414
Merchant credit card income	10,525	10,841	9,860
Debit card income	3,769	3,797	3,489
Financial services commissions	830	1,321	1,368
Trust fees	1,227	1,281	1,178
Net losses from equity securities	(56,955)	—	—
Other	8,786	11,803	11,038

Total Noninterest (Loss) Income	(2,056)	59,278	55,347

Noninterest Expense
Salaries and related benefits	51,492	50,142	52,302
Occupancy	13,703	13,346	13,047
Data processing	8,440	7,069	6,097
Furniture and equipment	3,801	4,302	4,949
Amortization of intangibles	3,221	3,653	4,087
Courier Service	3,322	3,404	3,627
Professional fees	2,624	1,889	2,437
Visa litigation	(2,338)	2,338	—
Other	16,496	15,285	15,178

Total Noninterest Expense	100,761	101,428	101,724

Income Before Income Taxes	69,709	120,467	134,425
Provision for income taxes	9,874	30,691	35,619

Net Income	$59,835	$89,776	$98,806

Average Shares Outstanding	28,892	29,753	31,202
Diluted Average Shares Outstanding	29,273	30,165	31,739
Per Share Data
Basic earnings	$2.07	$3.02	$3.17
Diluted earnings	2.04	2.98	3.11
Dividends paid	1.39	1.36	1.30
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

				Accumulated
				Other
		Common	Deferred	Comprehensive	Retained
	Shares	Stock	Compensation	Income (Loss)	Earnings	Total

December 31, 2005*	31,882	$343,035	$2,423	$1,882	$87,724	$435,064
Adjustment to initially apply SAB Statement No. 108, net of tax	—	—	—	—	1,756	1,756

Balance at January 1, 2006	31,882	343,035	2,423	1,882	89,480	436,820
Comprehensive income
Net income for the year 2006					98,806	98,806
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale				362		362

Total comprehensive income						99,168
Post-retirement benefit transition obligation, net of tax				(394)		(394)
Exercise of stock options	409	12,755				12,755
Stock option tax benefits		1,867				1,867
Restricted stock activity	20	727	311			1,038
Stock based compensation		2,504				2,504
Stock awarded to employees	3	154				154
Purchase and retirement of stock	(1,767)	(19,513)			(69,468)	(88,981)
Dividends					(40,696)	(40,696)

December 31, 2006	30,547	341,529	2,734	1,850	78,122	424,235
Comprehensive income
Net income for the year 2007					89,776	89,776
Other comprehensive income, net of tax:
Increase in net unrealized losses on securities available for sale				(6,406)		(6,406)
Post-retirement benefit transition obligation amortization				36		36

Total comprehensive income						83,406
Exercise of stock options	342	11,908				11,908
Stock option tax benefits		306				306
Restricted stock activity	12	302	256			558
Stock based compensation		1,779				1,779
Stock awarded to employees	3	161				161
Purchase and retirement of stock	(1,886)	(21,774)			(65,329)	(87,103)
Dividends					(40,647)	(40,647)

December 31, 2007	29,018	334,211	2,990	(4,520)	61,922	394,603
Comprehensive income
Net income for the year 2008					59,835	59,835
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale				5,524		5,524
Post-retirement benefit transition obligation amortization				36		36

Total comprehensive income						65,395
Exercise of stock options	567	22,830				22,830
Stock option tax benefits		1,130				1,130
Restricted stock activity	11	1,261	(581)			680
Stock based compensation		1,193				1,193
Stock awarded to employees	3	171				171
Purchase and retirement of stock	(719)	(8,531)			(27,383)	(35,914)
Dividends					(40,236)	(40,236)

December 31, 2008	28,880	$352,265	$2,409	$1,040	$54,138	$409,852

See accompanying notes to consolidated financial statements.

*	Adjusted to adopt Financial Accounting Standard 123 (revised 2004), “Share-Based Payment.” See Note 8.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2008	2007	2006

Operating Activities:
Net income	$59,835	$89,776	$98,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,581	9,489	10,221
Loan loss provision	2,700	700	445
Net amortization of deferred loan cost (fees)	124	(955)	(414)
Decrease in interest income receivable	3,480	2,870	1,327
Increase in other assets	(17,633)	(7,073)	(5,712)
Stock option compensation expense	1,193	1,779	2,504
Excess tax benefits from stock-based compensation	(1,130)	(306)	(1,867)
Increase (decrease) in income taxes payable	141	586	(423)
(Decrease) increase in interest expense payable	(3,527)	(901)	1,875
(Decrease) increase in other liabilities	(18,677)	12,534	1,452
Loss on sale and impairment of investment securities	62,653	0	0
Gain on sale of Visa common stock	(5,698)	0	0
Gain on sale of real estate and other assets	0	(232)	(239)
Net loss on sales/write-down of fixed assets	12	51	6
Originations of loans for resale	(1,269)	(516)	(860)
Net proceeds from sale of loans originated for resale	1,283	521	869
Net write-down of property acquired in satisfaction of debt	195	34	0

Net Cash Provided By Operating Activities	93,263	108,357	107,990

Investing Activities
Net repayments of loans	106,279	26,184	139,280
Purchases of investment securities available for sale	(6,430)	(30,571)	(30,832)
Proceeds from maturity/calls of securities available for sale	197,594	103,914	78,068
Proceeds from maturity/calls of securities held to maturity	95,962	119,805	172,125
Purchases of property, plant and equipment	(1,905)	(1,562)	(1,008)
Proceeds from sale of property and equipment	0	237	420
Purchases of FRB/FHLB* securities	(147)	(145)	(141)
Proceeds from sale of FRB/FHLB/FHLMC* securities	11,887	108	247
Proceeds from sale of Visa common stock	5,698	0	0
Proceeds from sale of other real estate owned	311	0	0

Net Cash Provided By Investing Activities	409,249	217,970	358,159

Financing Activities
Net decrease in deposits	(169,736)	(251,944)	(329,367)
Net (decrease) increase in short-term borrowings	(341,324)	66,622	(43,196)
Repayments of notes payable	(10,143)	(147)	(3,362)
Exercise of stock options/issuance of shares	22,830	11,908	12,755
Excess tax benefits from stock-based compensation	1,130	306	1,867
Retirement of common stock including repurchases	(35,914)	(87,103)	(88,981)
Dividends paid	(40,236)	(40,647)	(40,696)

Net Cash Used In Financing Activities	(573,393)	(301,005)	(490,980)

Net (Decrease) Increase In Cash and Cash Equivalents	(70,881)	25,322	(24,831)
Cash and Cash Equivalents at Beginning of Year	209,764	184,442	209,273

Cash and Cash Equivalents at End of Year	$138,883	$209,764	$184,442

Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$3,432	$0	$647
Unrealized gain (loss) on securities available for sale, net of tax	5,524	(6,406)	362
Supplemental disclosure of cash flow activity: Interest paid for the period	36,770	73,456	67,143
Income tax payments for the period	24,056	30,791	37,353
See accompanying notes to consolidated financial statements.

*	Federal Reserve Bank (“FRB”), Federal Home Loan Bank (“FHLB”) and Federal Home Loan Mortgage Corp. (“FHLMC”)

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
Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses” and the evaluation of other than temporary impairment, as discussed below under “Securities.”
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
A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the security for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security declined primarily due to current market conditions and not deterioration in the financial condition of the issuer, the Company expects the fair value of the security to recover in the near term and the Company has the intent and ability to hold the security for a sufficient time for the fair value to recover. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies, actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security, the financial condition, capital strength and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Allowance for Credit Losses. The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for credit losses when all or a portion of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed and reserves established based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and non-classified commercial loans and residential real estate loans based on historical loss rates. The remainder of the reserve is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses that are attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nature, these risks are not readily allocable to any specific category in a statistically meaningful manner and are difficult to quantify with a specific number.
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

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to 2008, the Company used a September 30 measurement date. FAS 158 requires the Company to measure its benefit obligations as of the balance sheet date effective December 31, 2008. The change in measurement date did not have a material impact on the Company’s financial statements.
In December 2007, the FASB issued FAS 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combination and for an acquirer to be identified for each business combination. This Statement also retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This Statement requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This Statement requires the acquirer to recognize those costs separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this Statement on the Company’s financial statements will be contingent on the terms and conditions of future business combinations.
On January 1, 2008, the Company adopted the provisions of FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. In accordance with FAS 159, the Company, at its option, can value assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value recorded in earnings. FAS 159 does not allow valuation of transaction and savings deposit accounts at fair value. Therefore, seventy-eight percent of the Company’s deposits were not eligible for fair value measurement at December 31, 2008. The Company elected not to value any additional assets or liabilities at fair value in accordance with FAS 159.
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
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company was subject to the provision of the FSP effective September 30, 2008. The implementation of FSP FAS 157-3 did not affect the Company’s fair value measurements.
In accordance with FAS 157 the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•Level 1 – Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 securities include mortgage-backed securities, municipal bonds and collateralized mortgage obligations.
•Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
The table below presents the balances of available for sale securities measured at fair value on a recurring basis. (in thousands)

December 31, 2008
Total	Level 1	Level 2	Level 3

$288,454	$17,980	$270,474	$0

The Company does not record loans at fair value with the exception of impaired loans which are measured for impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). Under SFAS 114, loans measured for impairment based on the fair value of collateral or observable market prices are within the scope of SFAS 157. Loans measured at fair value on a non-recurring basis were measured for impairment by valuing the underlying collateral based on third-party appraisals which are level 2 fair value measurements. At December 31, 2008, impaired loans totaled $4.9 million, net of specific reserves.
Note 2: Investment Securities
The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2008, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,014	$68	$––	$3,082
Securities of U.S. Government sponsored entities	11,019	71	(13)	11,077
Mortgage backed securities	40,302	941	(3)	41,240
Obligations of States and political subdivisions	156,602	5,042	(598)	161,046
Collateralized mortgage obligations	61,565	143	(1,857)	59,851
Asset-backed securities	9,999	—	(3,552)	6,447
FHLMC and FNMA stock	824	—	(3)	821
Other securities	2,778	2,222	(110)	4,890

Total	$286,103	$8,487	$(6,136)	$288,454

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2008, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$110,000	$1,731	$––	$111,731
Mortgage backed securities	85,676	867	(299)	86,244
Obligations of States and political subdivisions	545,237	12,983	(2,875)	555,345
Collateralized mortgage obligations	208,412	1,744	(13,266)	196,890

Total	$949,325	$17,325	$(16,440)	$950,210

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2007, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$144,893	$40	$(807)	$144,126
Mortgage backed securities	47,669	137	(477)	47,329
Obligations of States and political subdivisions	177,906	5,426	(25)	183,307
Collateralized mortgage obligations	92,437	3	(1,454)	90,986
Asset-backed securities	9,999	0	(299)	9,700
FHLMC and FNMA stock	62,711	146	(13,186)	49,671
Other securities	4,388	3,384	(70)	7,702

Total	$540,003	$9,136	$(16,318)	$532,821

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2007, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$130,000	$605	$(98)	$130,507
Mortgage backed securities	107,162	253	(1,192)	106,223
Obligations of States and political subdivisions	566,351	8,687	(929)	574,109
Collateralized mortgage obligations	241,775	76	(3,268)	238,583

Total	$1,045,288	$9,621	$(5,487)	$1,049,422

The amortized cost and estimated market value of securities as of December 31, 2008, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$17,422	$17,528	$115,593	$117,375
1 to 5 years	69,815	71,664	39,972	40,674
5 to 10 years	72,482	75,431	396,275	405,283
Over 10 years	20,916	17,029	103,396	103,743

Subtotal	180,635	181,652	655,236	667,075
Mortgage-backed	101,866	101,091	294,089	283,135
Other securities	3,602	5,711	—	—

Total	$286,103	$288,454	$949,325	$950,210

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2008 and 2007, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$9,988	$(13)	$––	$––	$9,988	$(13)
Mortgage backed securities	—	—	1,680	(3)	1,680	(3)
Obligations of States and political subdivisions	8,817	(470)	2,171	(128)	10,988	(598)
Collateralized mortgage obligations	11,527	(595)	25,085	(1,262)	36,612	(1,857)
Asset-backed securities	—	—	6,447	(3,552)	6,447	(3,552)
FHLMC and FNMA stock	3	(3)	—	—	3	(3)
Other securities	—	—	1,890	(110)	1,890	(110)

Total	$30,335	$(1,081)	$37,273	$(5,055)	$67,608	$(6,136)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Mortgage backed securities	$22,401	$(286)	$3,886	$(13)	$26,287	$(299)
Obligations of States and political subdivisions	73,205	(2,846)	4,713	(29)	77,918	(2,875)
Collateralized mortgage obligations	40,379	(10,925)	24,037	(2,341)	64,416	(13,266)

Total	$135,985	$(14,057)	$32,636	$(2,383)	$168,621	$(16,441)

During 2008, the Company recognized $62.7 million in losses on the sale of securities and other than temporary charges on FHLMC and FNMA stock and other securities.
The unrealized losses on the Company’s investments in collateralized mortgage obligations (“CMOs”) and asset backed securities were caused by market conditions for these types of investments. The Company evaluates these securities on a quarterly basis including changes in security ratings issued by ratings agencies, delinquency and loss information with respect to the underlying collateral, and changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the underlying collateral. Substantially all of these securities continue to be AAA rated by one or more major rating agencies. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be at maturity or, for CMOs, upon significant principal paydowns the Company does not consider those investments to be other-than temporarily impaired as of December 31, 2008.
The unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by conditions in the municipal securities markets and certain securities being insured by one of the monoline insurance companies. The Company evaluates these securities quarterly to determine if a change in security rating has occurred or the municipality has experienced any financial difficulties. Substantially all of these securities continue to be investment grade rated. Because the Company believes that it will collect all principal and interest due and has the ability and intent to hold these securities until a

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired as of December 31, 2008.
The fair values of the investment securities could decline in the future if the overall general economy continues to deteriorate and the liquidity for asset backed securities remains low. As a result, it is reasonably possible that other than temporary impairments may occur in the future given the current economic environment.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2007, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$––	$––	$123,062	$(808)	$123,062	$(808)
Mortgage backed securities	—	—	32,240	(477)	32,240	(477)
Obligations of States and political subdivisions	332	(1)	2,982	(24)	3,314	(25)
Collateralized mortgage obligations	18,150	(93)	69,949	(1,360)	88,099	(1,453)
Asset-backed securities	9,700	(299)	—	—	9,700	(299)
FHLMC and FNMA stock	49,520	(13,186)	—	—	49,520	(13,186)
Other securities	1,930	(70)	—	—	1,930	(70)

Total	$79,632	$(13,649)	$228,233	$(2,669)	$307,865	$(16,318)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2007, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$––	$––	$29,902	$(98)	$29,902	$(98)
Mortgage backed securities	6,031	(11)	79,960	(1,181)	85,991	(1,192)
Obligations of States and political subdivisions	2,526	(81)	81,695	(848)	84,221	(929)
Collateralized mortgage obligations	71,909	(495)	151,592	(2,773)	223,501	(3,268)

Total	$80,466	$(587)	$343,149	$(4,900)	$423,615	$(5,487)

As of December 31, 2008, $1.1 billion of investment securities were pledged to secure public deposits and short-term funding needs, compared to $872.9 million in 2007.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3: Loans and Allowance for Credit Losses
Loans as of December 31 consisted of the following:

	2008	2007
	(In thousands)
Commercial	$524,786	$532,650

Real estate-commercial	817,423	856,581
Real estate-construction	52,664	97,464
Real estate-residential	458,447	484,549

Total real estate loans	1,328,534	1,438,594

Installment and personal	529,106	531,732

Gross loans	2,382,426	2,502,976
Allowance for loan losses	(44,470)	(52,506)

Net loans	$2,337,956	$2,450,470

There were no loans held for sale at December 31, 2008 and 2007.
The following summarizes the allowance for credit losses of the Company for the periods indicated:

	2008	2007	2006
	(In thousands)
Balance at January 1,	$55,799	$59,023	$59,537
Provision for loan losses	2,700	700	445
Provision for unfunded credit commitment losses	(200)	(400)	5
Loans charged off	(12,413)	(5,681)	(3,622)
Recoveries of loans previously charged off	1,677	2,157	2,658

Balance as of December 31,	$47,563	$55,799	$59,023

Components:
Allowance for loan losses	$44,470	$52,506	$55,330
Reserve for unfunded credit commitments	3,093	3,293	3,693

Allowance for credit losses	$47,563	$55,799	$59,023

At December 31, 2008 specific impaired loans were $6.8 million compared with $317 thousand at December 31, 2007. Total reserves allocated to these loans were $1.9 million at December 31, 2008 and $317 thousand at December 31, 2007. For the year ended December 31, 2008, the average recorded net investment in impaired loans was approximately $7.0 million compared with $139 thousand and $234 thousand, for the years ended December 31, 2007 and 2006, respectively. The Company had no troubled debt restructurings at December 31, 2008.
Nonaccrual loans at December 31, 2008 and 2007 were $10.0 million and $4.9 million, respectively. The following is a summary of the effect of nonaccrual loans on interest income for the years ended December 31:

	2008	2007	2006
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$665	$428	$502
Less: Interest income recognized on nonaccrual loans	(511)	(474)	(488)

Total reduction (addition) of interest income	$154	$(46)	$14

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2008.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4: Concentration of Credit Risk
The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $14.6 million and $27.3 million at December 31, 2008 and 2007, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.
Note 5: Premises and Equipment
Premises and equipment as of December 31 consisted of the following:

		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
	(In thousands)
2008
Land	$8,858	$—	$8,858
Buildings and improvements	33,910	(20,156)	13,754
Leasehold improvements	5,887	(5,002)	885
Furniture and equipment	15,269	(11,415)	3,854

Total	$63,924	$(36,573)	$27,351

2007
Land	$8,858	$—	$8,858
Buildings and improvements	33,887	(19,104)	14,783
Leasehold improvements	5,872	(4,707)	1,165
Furniture and equipment	13,991	(10,417)	3,574

Total	$62,608	$(34,228)	$28,380

Depreciation of premises and equipment included in noninterest expense amounted to $2.9 million in 2008, $3.3 million in 2007, and $3.9 million in 2006.
Note 6: Goodwill and Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the years ended December 31, 2008 and December 31, 2007. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2008 and December 31, 2007, no such adjustments were recorded.
The changes in the carrying value of goodwill were ($ in thousands):

December 31, 2006	$121,719
—

December 31, 2007	$121,719

Recognition of stock option tax benefits for the exercise of options converted upon merger	(20)

December 31, 2008	$121,699

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The gross carrying amount of intangible assets and accumulated amortization was ($ in thousands):

	December 31,
	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Deposit Intangibles	$24,383	$(13,426)	$24,383	$(11,405)
Merchant Draft Processing Intangible	10,300	(6,049)	10,300	(4,849)

Total Intangible Assets	$34,683	$(19,475)	$34,683	$(16,254)

As of December 31, 2008, the current year and estimated future amortization expense for intangible assets was ($ in thousands):

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total

Twelve months ended December 31, 2008 (actual)	$2,021	$1,200	$3,221
Estimate for year ended December 31, 2009	1,859	962	2,821
2010	1,636	774	2,410
2011	1,386	624	2,010
2012	1,230	500	1,730
2013	964	400	1,364
2014	878	324	1,202
Note 7: Deposits and Borrowed Funds
Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, were as follows:

	2008	2007
	(In thousands)
Senior
Fixed-rate note(1)	$15,000	$15,000

Total senior debt — Parent	15,000	15,000

Subordinated Fixed-rate note(2)	11,631	11,765
Adjustable-rate note(3)	—	10,008

Total subordinated debt — Parent	11,631	21,773

Total debt financing and notes payable — Parent	$26,631	$36,773

(1)	Senior note, issued by Westamerica Bancorporation, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity.

(2)	Subordinated debt, assumed by Westamerica Bancorporation March 1, 2005, originated February 22, 2001. Par amount $10,000, interest of 10.2% per annum, payable semiannually. Matures February 22, 2031, redeemable February 22, 2011 at a premium and February 22, 2021 at par.

(3)	Subordinated debt, assumed by Westamerica Bancorporation March 1, 2005, originated July 22, 2003. Par amount $10,000, interest of 6.35% per annum, payable quarterly. Interest coupon resets to three-month LIBOR plus 3.1% per annum effective July 22, 2008. Redeemed September 17, 2008 at par.
The senior note is subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company believes it is in compliance with all of the covenants in the senior note indenture as of December 31, 2008.
Short-term borrowed funds include federal funds purchased, business customers’ sweep accounts, outstanding amounts under a $35 million unsecured line of credit which expired December 31, 2008, and securities sold with repurchase agreements which are held in the custody of independent securities brokers. Interest paid on time deposits with balances in excess of $100 thousand was $10.3 million in 2008 and $22.7 million in 2007.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	2008			2007
	Balance		Weighted	Balance		Weighted
	At	Average	Average	At	Average	Average
	December 31,	Balance	Rate	December 31,	Balance	Rate
	(In thousands)			(In thousands)
Federal funds purchased	$335,000	$411,488	2.17%	$621,000	$596,711	5.13%
Sweep accounts	119,015	126,394	0.57	150,097	132,146	0.31
Securities sold under repurchase agreements	3,260	6,698	1.87	7,969	13,639	3.19
Line of credit	—	4,858	3.47	19,533	16,894	5.43
Time deposits Over $100 thousand	476,604	489,326	2.11	514,764	503,469	4.50

	2008	2007
	Highest	Highest
	Balance at	Balance at
	Any Month-end	Any Month-end
	(In thousands)
Federal funds purchased	$665,000	$705,000
Sweep accounts	134,610	189,576

Note 8: Shareholders’ Equity
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
Effective January 1, 2006, the Company adopted FASB Statement No.123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) on a modified retrospective basis. SFAS 123(R) requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. That cost must be recognized in the income statement over the vesting period of the award. In applying the “modified retrospective” method to implement SFAS No. 123 (R), the Company adjusted the financial statements for prior periods to give effect to the fair-value-based method of accounting for awards that were granted, modified or settled in the fiscal years beginning after December 15, 1994 on a basis consistent with the pro forma disclosures required by Statement 123. Accordingly, compensation costs and the related tax effects are recognized in those financial statements as though awards for those periods before the effective date of Statement 123(R) had been accounted for under Statement 123. In addition, the opening balances of common stock, deferred taxes and retained earnings for the earliest year presented are adjusted to reflect the cumulative effect of the modified retrospective application on earlier periods.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes information about stock options granted under the Plans as of December 31, 2008. The intrinsic value is calculated as the difference between the market value as of December 31, 2008 and the exercise price of the shares. The market value as of December 31, 2008 was $51.15 as reported by the NASDAQ Global Select Market:

	Options Outstanding				Options Exercisable
	Number	Aggregate	Weighted			Aggregate	Weighted
	Outstanding	Intrinsic	Average	Weighted		Intrinsic	Average	Weighted
Range of	at 12/31/2008	Value	Remaining	Average	Number	Value	Remaining	Average
Exercise	(in	(in	Contractual	Exercise	Exercisable	(in	Contractual	Exercise
Price	thousands)	thousands)	Life (yrs)	Price	at 12/31/2008	thousands)	Life (yrs)	Price

20 — 25	318	$8,626	1.1	$24	318	$8,626	1.1	$24
33 — 35	8	133	0.1	35	8	133	0.1	35
35 — 40	590	7,161	2.7	39	590	7,161	2.7	39
40 — 45	334	3,476	4.1	41	334	3,476	4.1	41
45 — 50	726	1,870	7.0	49	386	650	5.4	49
50 — 55	493	0	6.2	53	442	0	6.1	53

$20 — 55	2,469	$21,266	4.6	$43	2,078	$20,046	3.9	$42

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2008, 2007 and 2006, the Company granted 256 thousand, 242 thousand, and 258 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

For the twelve months ended December 31,	2008	2007	2006

Expected volatility*1	15%	14%	16%
Expected life in years*2	4.0	4.0	4.0
Risk-free interest rate*3	2.66%	4.89%	4.41%
Expected dividend yield	2.78%	2.82%	2.63%
Fair value per award	$6.77	$6.02	$6.54

*1	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.

*2	The number of years that the Company estimates that the options will be outstanding prior to exercise

*3	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant
Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options is 3.1 million.
A summary of option activity during the twelve months ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	(In	Exercise	Contractual
	Thousands)	Price	Term

Outstanding at January 1, 2008	2,865	$42.12
Granted	256	47.13
Exercised	(567)	40.27
Forfeited or expired	(85)	49.14

Outstanding at December 31, 2008	2,469	42.82	4.6

Exercisable at December 31, 2008	2,078	41.80	3.9	years

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the Company’s nonvested option activity during the twelve months ended December 31, 2008 is presented below:

		Weighted
		Average
	Shares	Grant
	(In	Date
	Thousands)	Fair Value

Nonvested at January 1, 2008	485
Granted	256
Vested	(278)
Forfeited	(72)

Nonvested at December 31, 2008	391	$6.33

The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the twelve months ended December 31, 2008, 2007 and 2006 was $6.77, $6.02 and $6.54 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2008 is $1.3 million and the weighted average period over which the cost is expected to be recognized is 1.8 years.
The total intrinsic value of options exercised during the twelve months ended December 31, 2008, 2007 and 2006 was $7.7 million, $3.7 million and $7.8 million, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2008, 2007 and 2006 was $705 thousand, $607 thousand and $1.0 million, respectively. The total fair value of options vested during the twelve months ended December 31, 2008, 2007 and 2006 was $1.8 million, $2.6 million and $3.6 million, respectively. The actual tax benefit recognized for the tax deductions from the exercise of options totaled $1.1 million, $306 thousand and $1.9 million, respectively, for the twelve months ended December 31, 2008, 2007 and 2006.
A summary of the status of the Company’s restricted performance shares as of December 31, 2008 and 2007 and changes during the twelve months ended on those dates, follows (in thousands):

	2008	2007

Outstanding at January 1,	38	37
Granted	28	16
Issued upon vesting	(14)	(13)
Forfeited	(8)	(2)

Outstanding at December 31,	44	38

As of December 31, 2008 and 2007, the restricted performance shares had a weighted-average contractual life of 1.6 years and 1.4 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $785 thousand and $400 thousand for the twelve months ended December 31, 2008 and 2007, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2008 and 2007.
The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2008, approximately 2.0 million shares remained available to repurchase under such plans.
Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2008, no shares of Class B Common Stock or Preferred Stock had been issued.
In December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The Rights, which have been amended and restated in 1989, 1992, 1995, 1999 and 2004, are exercisable only in the event of an acquisition of, or announcement of a tender offer to acquire, 10% or more of the Company’s stock without the prior consent of the Board of Directors. If the Rights become exercisable, the holder may purchase one share of the Company’s common stock for $110.00, subject to adjustment. In the event a person or a group has acquired, or obtained the right to acquire, beneficial ownership of securities having 10% or more of the voting power of all outstanding voting power of the Company, proper provision shall be made so that each holder of a Right will, for a 60-day period thereafter, have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
price of the Right, to the extent available, and then a common stock equivalent having a market value of two times the exercise price of the Right. Under certain circumstances, the Rights may be redeemed by the Company at $.001 per Right prior to becoming exercisable and in certain circumstances thereafter. The Rights will expire on the earliest of (i) December 31, 2009, (ii) consummation of a merger transaction meeting certain characteristics or (iii) redemption of the Rights by the Company.
Note 9: Risk-Based Capital
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
As of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
The following tables show capital ratios for the Company and the Bank as of December 31, 2008 and 2007:

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
December 31, 2008			Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$324,455	11.76%	$220,709	8.00%	$275,887	10.00%
Westamerica Bank	293,688	10.78%	217,875	8.00%	272,344	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	288,859	10.47%	110,355	4.00%	165,532	6.00%
Westamerica Bank	253,478	9.31%	108,938	4.00%	163,406	6.00%
Leverage Ratio *
Consolidated Company	288,859	7.36%	156,934	4.00%	196,167	5.00%
Westamerica Bank	253,478	6.52%	155,408	4.00%	194,260	5.00%

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Note 10: Income Taxes
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

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the net deferred tax asset as of December 31 are as follows:

	2008	2007
	(In thousands)
Deferred tax asset
Allowance for credit losses	$19,789	$23,156
State franchise taxes	3,475	4,552
Securities available for sale	0	3,020
Deferred compensation	14,535	16,102
Real estate owned	97	0
Interest on nonaccrual loans	0	114
Post retirement benefits	1,530	1,814
Employee benefit accruals	764	1,080
Visa litigation	0	970
Impaired asset writedown	21,292	2,980
Other	1,213	989

Subtotal deferred tax asset	62,695	54,777
Valuation allowance	0	0

Total deferred tax asset	62,695	54,777

Deferred tax liability
Net deferred loan costs	770	550
Fixed assets	236	240
Intangible assets	6,958	8,095
Securities available for sale	989	0
Leases	439	443
Other	399	364

Total deferred tax liability	9,791	9,692

Net deferred tax asset	$52,904	$45,085

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
The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

	2008	2007	2006
	(In thousands)
Current income tax expense:
Federal	$12,858	$19,548	$24,085
State	9,798	12,879	12,957

Total current	22,656	32,427	37,042

Deferred income tax benefit:
Federal	(9,397)	(1,335)	(1,069)
State	(3,385)	(401)	(354)

Total deferred	(12,782)	(1,736)	(1,423)

Provision for income taxes	$9,874	$30,691	$35,619

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	2008	2007	2006
	(In thousands)

Federal income taxes due at statutory rate	$24,398	$42,163	$47,049
Reductions in income taxes resulting from:
Interest on state and municipal securities not taxable for federal income tax purposes	(13,164)	(13,518)	(14,422)
State franchise taxes, net of federal income tax benefit	4,168	8,111	8,192
Low income housing tax credits	(3,100)	(2,300)	(2,108)
Dividend received deduction	(584)	(946)	(951)
Cash Value Life Insurance	(783)	(955)	(1,101)
Other	(1,061)	(1,864)	(1,040)

Provision for income taxes	$9,874	$30,691	$35,619

At December 31, 2008, the company had no net operating loss and general tax credit carryforwards for tax return purposes.
The Company adopted the provisions of FASB Interpretation No.48 Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company did not recognize any increase or decrease for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(In thousands)

Balance at January 1,	$792	$792
Additions for tax positions taken in the current period	103	0
Reductions for tax positions taken in the current period	0	0
Additions for tax positions taken in prior years	22	0
Reductions for tax positions taken in prior years	0	0
Decreases related to settlements with taxing authorities	0	0
Decreases as a result of a lapse in statue of limitations	(114)	0

Balance at December 31,	$803	$792

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2009. Unrecognized tax benefits at December 31, 2008 and 2007 include accrued interest and penalties of $133 thousand and $137 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.
The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2008, 2007, 2006, and 2005 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2008, 2007, 2006, 2005, and 2004 remain subject to examination by the California Franchise Tax Board. The Company amended its 2003 and 2004 Federal tax return related to one tax item. The 2003 and 2004 Federal tax return remains open to examination with regard to this item. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11: Fair Value of Financial Instruments
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

	2008	2007
	(In thousands)
Cash and cash equivalents	$138,883	$209,764
Money market assets	341	333
Interest and taxes receivable	75,022	64,370
Noninterest bearing and interest-bearing transaction and savings deposits	2,429,281	2,549,917
Short-term borrowed funds	457,275	798,599
Interest payable	2,239	5,767

The fair values as of December 31 of the following financial instruments were estimated using quoted prices:

	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Investment securities available for sale	$288,454	$288,454	$532,821	$532,821
Investment securities held to maturity	949,325	950,210	1,045,288	1,049,422

The fair values of notes payables were estimated by using interpreted yields for financial instruments with similar characteristics. Such financial instruments and their estimated fair values as of December 31 were:

	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Senior notes payable	$15,000	$12,319	$15,000	$14,676
Subordinated notes	11,631	7,455	21,773	20,775

Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $44.5 million in 2008 and $52.5 million in 2007 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The book values and the estimated fair values of loans as of December 31 were:

	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Loans	$2,337,956	$2,373,380	$2,450,470	$2,428,416

The fair values of time deposits were estimated by discounting future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values as of December 31 were:

	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Time deposits	$665,773	$667,065	$714,873	$710,583

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.
Note 12: Lease Commitments
Twenty-six banking offices and a centralized administrative service center are owned and seventy facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index, property taxes and maintenance. The Company also leases certain pieces of equipment.
Minimum future rental payments, net of sublease income, as of December 31, 2008, are as follows:

(In thousands)
2009	$5,993
2010	4,736
2011	4,116
2012	3,290
2013	2,603
Thereafter	886

Total minimum lease payments	$21,624

Total rentals for premises and equipment, net of sublease income, included in noninterest expense were $6.0 million in 2008, $5.9 million in 2007 and $5.8 million in 2006.
Note 13: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $350.8 million and $405.9 million at December 31, 2008 and 2007, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $29.0 million and $33.0 million at December 31, 2008 and 2007, respectively. We also had commitments for commercial and similar letters of credit of $1.7 million and $613 thousand at December 31, 2008 and 2007, respectively.
During 2007, the Visa Inc. (“Visa”) organization of affiliated entities announced that it completed restructuring transactions in preparation for an initial public offering planned for early 2008, and, as part of those transactions, the Bank’s membership interest in Visa U.S.A. was exchanged for an equity interest in Visa Inc. In accordance with Visa’s by-laws, the Bank and other Visa U.S.A. member banks are obligated to share in Visa’s litigation obligations which existed at the time of the restructuring transactions. On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Visa has disclosed other antitrust lawsuits which existed at the time of the restructuring transactions. In consideration of the American Express settlement and other antitrust lawsuits filed against Visa, the Company recorded in the fourth quarter of 2007 a liability and corresponding expense of $2,338 thousand. In the first quarter 2008, Visa funded a litigation settlement escrow using proceeds from its initial public offering. Upon the escrow funding, the Company relieved its liability with a corresponding expense reversal in the amount of $2,338 thousand.
On October 27, 2008, Visa announced that it had reached a settlement with Discover Financial Services related to an antitrust lawsuit that existed at the time of Visa’s restructuring requiring the payment of the settlement to be funded from the litigation settlement escrow. On December 22, 2008, Visa announced that it had funded its litigation settlement escrow in an amount sufficient to meet such litigation obligation pursuant to Visa’s amended and restated Certificate of Incorporation approved by Visa’s shareholders on December 16, 2008. As such, the Company has not recorded a liability for this settlement.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations.
Note 14: Retirement Benefit Plans
The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Eligible employees become vested in account balances ratably over a five or six-year period, depending on years of service at January 1, 2007. Company contributions charged to noninterest expense were $1.2 million in 2008, $1.0 million in 2007 and $1.1 million in 2006.
In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The Company makes matching contributions to employee accounts which vest immediately; such contributions charged to compensation expense were $1.3 million in 2008, $1.2 million in 2007 and $1.3 million in 2006.
The Company offers a continuation of group insurance coverage to qualifying employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ insurance premiums which are determined at their date of retirement. The Company reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. Prior to 2008, the Company used a September 30 measurement date. FAS 158 requires the Company to measure its benefit obligations as of the balance sheet date effective December 31, 2008. The change in measurement date did not have a material impact on the Company’s financial statements.
The following tables set forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the post-retirement benefit plan and the change in the benefit obligation as of December 31:
Net Periodic Benefit Cost

(In thousands)	2008	2007	2006
Service cost	$(317)	$(509)	$18
Interest cost	235	284	258
Amortization of unrecognized transition obligation	61	61	61

Net periodic cost	(21)	(164)	337

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Unamortized transition obligation, net of tax	—	—	394
Amortization of unrecognized transition obligation, net of tax	(36)	(36)	—

Total recognized in accumulated other comprehensive income, net of tax	(36)	(36)	394

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(57)	$(200)	$731

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Obligation and Funded Status

(In thousands)	2008	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$4,046	$4,430	$4,297
Service cost	(317)	(509)	18
Interest cost	235	284	258
Benefits paid	(151)	(159)	(143)

Benefit obligation at end of year	$3,813	$4,046	$4,430

Accumulated post retirement benefit obligation attributable to:
Retirees	$2,724	$2,929	$3,233
Fully eligible participants	895	899	956
Other	194	218	241

Total	$3,813	$4,046	$4,430

Fair value of plan assets	$—	$—	$—

Accumulated post retirement benefit obligation in excess of plan assets	$3,813	$4,046	$4,430

Comprised of:
Unrecognized transition obligation	$0	$0	$0
Recognized post-retirement obligation	3,813	4,046	4,430

Total	$3,813	$4,046	$4,430

Additional Information
Assumptions

	2008	2007	2006
Weighted-average assumptions used to determine benefit obligations as of December 31 Discount rate	5.80%	6.50%	6.00%
Weighted-average assumptions used to determine net periodic benefit cost as of December 31 Discount rate	6.50%	6.00%	5.50%
The above discount rate is based on the Corporate AA Moody’s bond rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits, which is considered in estimating the increase in the cost of providing such benefits. The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 5.50% for 2009 and beyond.
Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2008 results:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total service and interest cost components	$151	$(128)
Effect on post-retirement benefit obligation	521	(432)

Estimated future benefit payments
(in thousands)
2008	$167
2009	180
2010	191
2011	198
2012	202
Years 2013-2017	935

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15: Related Party Transactions
Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. With the exception of the Company’s Employee Loan Program, all outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, did not involve more than a normal risk of collectibility, and did not present other favorable features. As part of the Employee Loan Program, all employees, including executive officers, are eligible to receive mortgage loans at one percent below Westamerica Bank’s prevailing interest rate at the time of loan origination. All loans to executive officers under the Employee Loan Program are made by Westamerica Bank in compliance with the applicable restrictions of Section 22(h) of the Federal Reserve Act.
The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2008 and 2007:

	2008	2007
	(In thousands)
Beginning balance	$1,259	$1,334
Originations	111	68
Payoffs/principal payments	(79)	(143)

At December 31,	$1,291	$1,259

Percent of total loans outstanding	0.05%	0.05%

Note 16: Regulatory Matters
Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, Westamerica Bank sought and obtained approval during 2008 to pay to the Company dividends of $99.8 million. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2008, $54 million was available for payment of dividends by the Company to its shareholders.
The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $19.7 million in 2008 and $24.8 million in 2007.
Note 17: Other Comprehensive Income
The components of other comprehensive income and other related tax effects were:

		2006
(in thousands)	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains arising during the year	$625	$(263)	$362
Reclassification of losses included in net income	0	0	0

Net unrealized gains arising during the year	625	(263)	362
Post-retirement benefit obligation	0	0	0

Other comprehensive income	$625	$(263)	$362

		2007
	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the year	$(11,054)	$4,648	$(6,406)
Reclassification of gains included in net income	0	0	0

Net unrealized losses arising during the year	(11,054)	4,648	(6,406)
Post-retirement benefit obligation	61	(25)	36

Other comprehensive income	$(10,993)	$4,623	$(6,370)

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		2008
	Before tax	Tax effect	Net of tax

Securities available for sale:
Net unrealized gains arising during the year	$(47,423)	$19,940	$(27,483)
Reclassification of losses included in net income	56,955	(23,948)	33,007

Net unrealized gains arising during the year	9,532	(4,008)	5,524
Post-retirement benefit obligation	61	(25)	36

Other comprehensive income	$9,593	$(4,033)	$5,560

Cumulative other comprehensive income balances were:

	Post-	Net	Cumulative
	retirement	Unrealized	Other
	Benefit	gains(losses)	Comprehensive
(in thousands)	Obligation	on securities	Income
Balance, December 31, 2005	$0	$1,882	$1,882
Net change	(394) *	362	(32)

Balance, December 31, 2006	(394)	2,244	1,850
Net change	36	(6,406)	(6,370)

Balance, December 31, 2007	(358)	(4,162)	(4,520)
Net change	36	5,524	5,560

Balance, December 31, 2008	$(322)	$1,362	$1,040

*	Adoption of FAS 158 on December 31, 2006
Note 18: Earnings Per Common Share
The table below shows earnings per common share and diluted earnings per common share. Basic earnings per share are computed by dividing net income by the average number of shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the average number of shares outstanding during the period plus the impact of common stock equivalents.

(In thousands, except per share data)	2008	2007	2006
Weighted average number of common shares outstanding — basic	28,892	29,753	31,202
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	381	412	537

Weighted average number of common shares outstanding — diluted	29,273	30,165	31,739

Net income	$59,835	$89,776	$98,806
Basic earnings per share	2.07	3.02	3.17
Diluted earnings per share	2.04	2.98	3.11
For the years ended December 31, 2008, 2007, and 2006, options to purchase 634 thousand, 1.1 million and 719 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 19: Westamerica Bancorporation (Parent Company Only)
Statements of Income and Comprehensive Income

For the years ended December 31,	2008	2007	2006
	(In thousands)
Dividends from subsidiaries	$101,270	$113,448	$112,595
Interest income	263	219	224
Other income	5,543	8,976	5,676

Total income	107,076	122,643	118,495

Interest on borrowings	2,271	3,230	3,191
Salaries and benefits	6,487	6,785	7,917
Other expense	2,256	2,041	2,076

Total expenses	11,014	12,056	13,184

Income before taxes and equity in undistributed income of subsidiaries	96,062	110,587	105,311
Income tax benefit	2,074	2,187	3,795
Earnings of subsidiaries less than subsidiary dividends	(38,301)	(22,998)	(10,300)

Net income	$59,835	$89,776	$98,806

Other comprehensive income (loss), net of tax	5,560	(6,370)	362

Comprehensive income	$65,395	$83,406	$99,168

Balance Sheets

Balances as of December 31,	2008	2007
Assets
Cash and cash equivalents	$18,101	$1,037
Money market assets and investment securities available for sale	2,999	4,256
Investment in subsidiaries	390,066	422,463
Premises and equipment, net	11,862	12,007
Accounts receivable from subsidiaries	1,839	883
Other assets	26,035	26,105

Total assets	$450,902	$466,751

Liabilities
Debt financing and notes payable	$26,941	$56,925
Other liabilities	14,109	15,223

Total liabilities	41,050	72,148
Shareholders’ equity	409,852	394,603

Total liabilities and shareholders’ equity	$450,902	$466,751

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statements of Cash Flows

For the years ended December 31,	2008	2007	2006
	(In thousands)
Operating Activities
Net income	$59,835	$89,776	$98,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	347	383	386
Increase in accounts receivable from affiliates	(956)	(135)	(266)
Increase in other assets	(2,484)	(942)	(588)
Stock option expense	1,193	1,779	2,504
Excess tax benefits from stock based compensation	(1,130)	(306)	(1,867)
Provision for deferred income tax	2,801	207	3,050
(Decrease) increase in other liabilities	(10)	2,038	947
Earnings of subsidiaries less than subsidiary dividends	38,301	22,998	10,300
Impairment and losses on sale of investment securities	1,246	0	0

Net cash provided by operating activities	99,143	115,798	113,272
Investing Activities
Purchases of premises and equipment	(204)	(489)	(103)
Net (increase) decrease in short term investments	(10)	234	(34)

Net cash used in investing activities	(214)	(255)	(137)
Financing Activities
(Decrease) increase in short-term debt	(19,532)	(980)	6,243
Net reductions in notes payable and long-term borrowings	(10,143)	(147)	(3,362)
Exercise of stock options/issuance of shares	22,830	11,908	12,755
Excess tax benefits from stock based compensation	1,130	306	1,867
Retirement of common stock including repurchases	(35,914)	(87,103)	(88,981)
Dividends	(40,236)	(40,647)	(40,696)

Net cash used in financing activities	(81,865)	(116,663)	(112,174)

Net increase (decrease) in cash and cash equivalents	17,064	(1,120)	961
Cash and cash equivalents at beginning of year	1,037	2,157	1,196

Cash and cash equivalents at end of year	$18,101	$1,037	$2,157

Supplemental disclosure:
Unrealized gain (loss) on securities available for sale, net	$5,524	$(6,406)	$362

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20: Subsequent Events
Acquisition of the Banking Operations of County Bank
On February 6, 2009, Westamerica Bank (“Bank”), wholly owned subsidiary of the Company, acquired the banking operations of County Bank from the Federal Deposit Insurance Corporation (“FDIC”) by purchasing substantially all the assets and assumption of specified liabilities of County Bank. County Bank’s banking operations consisted of 39 branches with 36 located in the Central Valley, and one branch each in San Francisco, San Jose and Needles, California.
The following table reflects the assets purchased and liabilities assumed using amounts recorded by County Bank as of February 6, 2009. Loans are stated at par without recognition of an allowance for loan losses. Securities are stated at fair value. The table excludes all assets, liabilities and trust preferred debt of County Bank’s former parent, Capital Corp of the West, which were not purchased or assumed by the Bank or Company.

(In thousands)

(unaudited)
Assets
Cash and due from banks	$44,668
Fed funds sold	12,760
Securities (at fair value)	173,839
Loans, gross	1,324,679
Other real estate owned	14,802
Other assets	52,443

Total assets	$1,623,191

Liabilities
Deposits	$1,223,300
Federal funds purchased and securities sold under repurchase agreements	155,001
Other borrowed funds	185,191
Liability for interest and other expenses	1,076

Total liabilities	$1,564,568

Westamerica will apply the mark-to-market provisions of FAS 141R to account for the purchase of assets and assumption of liabilities. Significant adjustments will include re-measuring loans, other real estate owned, deposits, FHLB advances, and repurchase agreements at fair value as of February 6, 2009. In addition, a core deposit intangible will be recognized. Accounting rules also require recognition of the FDIC’s estimated loss assistance with respect to the loans and other real estate owned. Under the terms of the Purchase and Assumption Agreement with the FDIC, the first $269 million in losses recognized on loans and other real estate owned are shared with the FDIC absorbing 80% of the losses and the Company absorbing 20% of the losses. Losses exceeding $269 million are shared with the FDIC absorbing 95% of the losses and the Company absorbing 5% of the losses.
The Company invested capital of approximately $93 million into the Bank to maintain the Bank’s well-capitalized condition after purchasing County Bank’s assets from the FDIC.
Troubled Asset Relief Program’s Capital Purchase Program
On February 13, 2009, the Company received approximately $83.7 million from the United States Department of Treasury (“Treasury”) under the Troubled Asset Relief Program’s Capital Purchase Program (“TARP”). The Company issued the Treasury 83,726 shares of preferred stock at a purchase price of $1,000 per share yielding five percent per annum and a warrant to purchase 246,640 shares of the Company’s common stock at $50.92 per share.
The general terms of this preferred stock are as follows:
•	pay 5% dividends per annum for the first five years, and 9% dividends per annum thereafter,

•	can not increase common stock dividends for the initial three years while Treasury is an investor,

•	can not redeem the Treasury preferred stock for three years unless the Company raises high-quality private capital,

•	must receive Treasury’s consent to repurchase Company common stock, and

•	company executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation which is tax deductible.

WESTAMERICA BANCORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The American Recovery and Reinvestment Act, signed by the President on February 17, 2009, eliminates the requirement that redemption during the first three years be made only from proceeds of a new capital raise.
Note 21: Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,
		(In thousands, except per share data and
		price range of common stock)
2008
Interest and fee income (FTE)	$60,810	$58,117	$56,131	$54,442
Net interest income (FTE)	47,982	49,731	48,693	49,850
Provision for credit losses	600	600	600	900
Noninterest income (loss)	19,378	(3,843)	(27,499)	9,908
Noninterest expense	23,056	26,337	25,203	26,166
Income (loss) before taxes (FTE)	43,704	18,951	(4,609)	32,692
Net income	26,778	12,202	44	20,810
Basic earnings per share	0.93	0.42	0.00	0.72
Diluted earnings per share	0.92	0.42	0.00	0.71
Dividends paid per share	0.34	0.35	0.35	0.35
Price range, common stock	39.00-56.49	50.55-61.49	35.50-69.00	41.17-60.00

2007
Interest and fee income (FTE)	$65,025	$64,875	$64,708	$63,295
Net interest income (FTE)	46,914	46,059	45,563	46,812
Provision for credit losses	75	75	75	475
Noninterest income	15,277	14,700	14,644	14,657
Noninterest expense	24,664	24,706	24,853	27,206
Income before taxes (FTE)	37,452	35,978	35,279	33,788
Net income	23,570	22,351	22,022	21,832
Basic earnings per share	0.78	0.75	0.75	0.75
Diluted earnings per share	0.76	0.74	0.74	0.74
Dividends paid per share	0.34	0.34	0.34	0.34
Price range, common stock	46.43-51.47	44.23-48.61	39.77-50.49	42.11-53.29

2006
Interest and fee income (FTE)	$68,486	$67,788	$67,186	$66,512
Net interest income (FTE)	53,974	51,503	50,198	49,029
Provision for credit losses	150	150	75	70
Noninterest income	13,639	14,061	13,899	13,747
Noninterest expense	25,483	26,345	25,403	24,492
Income before taxes (FTE)	41,980	39,069	38,619	38,214
Net income	26,117	24,494	24,237	23,958
Basic earnings per share	0.82	0.78	0.78	0.78
Diluted earnings per share	0.81	0.77	0.77	0.77
Dividends paid per share	0.32	0.32	0.32	0.34
Price range, common stock	51.38-55.42	47.20-52.89	45.44-51.38	47.96-51.79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
KPMG LLP
San Francisco, California
February 26, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s principal executive officer and the person performing the functions of the Company’s principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2008.
Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 49-50, immediately preceding the financial statements.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Executive Officers
The executive officers of the Corporation and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

		Held
Name of Executive	Position	Since
David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Corporation. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984

John “Robert” Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Chief Financial Officer for the Corporation. Mr. Thorson joined Westamerica Bancorporation in 1989, was Vice President and Manager of Human Resources from 1995 until 2001 and was Senior Vice President and and Treasurer from 2002 until 2005.	2005

Jennifer J. Finger	Ms. Finger, born in 1954, is Senior Vice President and Treasurer for the Corporation. Ms. Finger joined Westamerica Corporation in 1997, was Senior Vice President and Chief Financial Officer until 2005.	2005

Dennis R. Hansen	Mr. Hansen, born in 1950, is Senior Vice President and Manager of the Operations and Systems Administration of Community Banker Services Corporation. Mr. Hansen joined Westamerica Bancorporation in 1978 and was Senior Vice President and Controller for the Corporation until 2005.	2005

David L. Robinson	Mr. Robinson, born in 1959, is Senior Vice President and Banking Division Manager of Westamerica Bank. Mr. Robinson joined Westamerica Bancorporation in 1993 and has held several banking positions, most recently, Senior Vice President and Southern Banking Division Manager until 2007.	2007

Russell W. Rizzardi	Mr. Rizzardi, born in 1955, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Rizzardi joined Westamerica Bank in 2007. He has been in the banking industry since 1979 and was previously with Wells Fargo Bank and U.S. Bank.	2008
The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer. This Code of Ethics has been filed as Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2008 (in thousands, except exercise price):

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,469	$43	3,051 *
Equity compensation plans not approved by security holders	0	N/A	0

Total	2,469	$43	3,051

*	The Amended and Restated Stock Option Plan, Article III, provides that the number of shares reserved for Awards under the plan may increase on the first day of each fiscal year by an amount equal to the least of 1) 2% of the shares outstanding as of the last day of the prior fiscal year, 2) 675,000 shares, or 3) such lesser amount as determined by the Board.
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Corporation Transactions with Directors and Management” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Independent Auditors” in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

		See Index to Financial Statements on page 48. The financial statements included in Item 8 are filed as part of this report.

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
Date: February 26, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne	Chairman of the Board and Directors

David L. Payne	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2009

/s/ John “Robert” Thorson

John “Robert” Thorson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/s/ Etta Allen

Etta Allen	Director	February 26, 2009

/s/ Louis E. Bartolini

Louis E. Bartolini	Director	February 26, 2009

/s/ E. Joseph Bowler

E. Joseph Bowler	Director	February 26, 2009

/s/ Arthur C. Latno, Jr.

Arthur C. Latno, Jr.	Director	February 26, 2009

/s/ Patrick D. Lynch

Patrick D. Lynch	Director	February 26, 2009

/s/ Catherine C. MacMillan

Catherine C. MacMillan	Director	February 26, 2009

/s/ Ronald A. Nelson

Ronald A. Nelson	Director	February 26, 2009

/s/ Edward B. Sylvester

Edward B. Sylvester	Director	February 26, 2009

EXHIBIT INDEX

Exhibit
Number
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on February 26, 2007.

3(c)	Certificate of Determination of Fixed Rate Cumulative Perpetual preferred Stock, Series A of Westamerica Bancorporation dated February 10, 2008, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 13, 2009.

4(a)	Amended and Restated Rights Agreement dated December 31, 2004, incorporated by reference to Exhibit 99 to the Registrant’s Form 8-A/A, Amendment No. 4, filed with the Securities and Exchange Commission on December 22, 2004.

4(b)	Form of Certificate for the Series A Preferred Stock pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

4(c)	Warrant to Purchase Common Stock pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.

10(c)	Note Purchase Agreement by and between Westamerica Bancorporation and The Northwestern Mutual Life Insurance Company dated as of October 30, 2003, pursuant to which registrant issued its 5.31% Senior Notes due October 31, 2013 in the principal amount of $15 million and form of 5.31% Senior Note due October 31, 2013 incorporated by reference to Exhibit 4 of Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003.

10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.

10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2005.

10(f)*	Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997 incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(g)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Nonstatutory Stock Option Agreement Form incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(h)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Restricted Performance Share Grant Agreement Form incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10(i)*	Amended Westamerica Bancorporation and Subsidiaries Deferred Compensation Plan (As restated effective January 1, 2005) dated December 31, 2008

10(j)*	Amended and Restated Westamerica Bancorporation Deferral Plan (Adopted October 26, 1995) dated December 31, 2008

10(k)*	Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.

10(l)	Purchase and Assumption Agreement by and between Federal Deposit Insurance Corporation and Westamerica Bank dated February 6, 2009, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 11, 2009.

10(m)	Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

10(n)	Additional Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

10(o)*	Form of Waiver pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

10(p)*	Form of Consent pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

Exhibit
Number
10(q)	Resolutions of the Employee Benefits/Compensation Committee of Westamerica Bancorporation dated February 9, 2009 incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

11.1	Statement re computation of per share earnings incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements of this report.

14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

21	Subsidiaries of the registrant.

23(a)	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.