Form 10-Q
period 2009-03-31
WESTAMERICA BANCORPORATION
filed 2009-05-08
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s Telephone Number, Including Area Code (707) 863-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 29, 2009

Common Stock,	29,190,079
No Par Value

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
These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current difficulties in the national and California economies and the effects of federal government efforts to address those difficulties; (2) continued low liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to, stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) significantly increasing competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; and (12) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2008, for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements
WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At March 31,		At December 31,
	2009	2008	2008
	(In thousands)
Assets:
Cash and cash equivalents	$149,053	$139,621	$138,883
Money market assets	513	336	341
Investment securities available for sale	436,343	477,686	288,454
Investment securities held to maturity, with market values of:
$920,513 at March 31, 2009	918,745
1,029,937 at March 31, 2008		1,016,613
950,210 at December 31, 2008			949,325
Non-covered loans	2,356,237	2,448,320	2,382,426
Allowance for loan losses	(43,803)	(52,234)	(44,470)

Non-covered loans, net of allowance for loan losses	2,312,434	2,396,086	2,337,956
Covered loans	1,089,071	—	—

Total loans	3,401,505	2,396,086	2,337,956
Other real estate owned	4,756	954	3,505
Covered other real estate owned	13,391	—	—
Premises and equipment, net	26,729	28,031	27,351
Identifiable intangibles	41,630	17,571	15,208
Goodwill	121,699	121,719	121,699
Interest receivable and other assets	314,501	143,685	150,212

Total Assets	$5,428,865	$4,342,302	$4,032,934

Liabilities:
Deposits:
Noninterest bearing	$1,353,696	$1,202,165	$1,158,632
Interest bearing:
Transaction	730,153	542,468	525,153
Savings	968,411	749,471	745,496
Time	1,204,021	700,534	665,773

Total deposits	4,256,281	3,194,638	3,095,054
Short-term borrowed funds	441,418	635,264	457,275
Federal Home Loan Bank advances	86,772	—	—
Debt financing and Notes payable	26,598	36,736	26,631
Liability for interest, taxes and other expenses	81,128	76,555	44,122

Total Liabilities	4,892,197	3,943,193	3,623,082

Shareholders’ Equity:
Preferred stock	82,550	—	—
Common stock, authorized — 150,000 shares
Issued and outstanding:
28,874 at March 31, 2009	353,917
28,772 at March 31, 2008		336,545
28,880 at December 31, 2008			352,265
Deferred compensation	2,409	2,923	2,409
Accumulated other comprehensive income (loss)	2,274	(3,954)	1,040
Retained earnings	95,518	63,595	54,138

Total Shareholders’ Equity	536,668	399,109	409,852

Total Liabilities and Shareholders’ Equity	$5,428,865	$4,342,302	$4,032,934

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended
	March 31,
	2009	2008
	(In thousands,
	except per share data)
Interest Income:
Loans	$45,095	$38,732
Money market assets and funds sold	1	1
Investment securities available for sale
Taxable	1,867	3,112
Tax-exempt	1,872	2,690
Investment securities held to maturity
Taxable	4,790	5,183
Tax-exempt	5,560	5,676

Total Interest Income	59,185	55,394

Interest Expense:
Transaction deposits	205	452
Savings deposits	900	1,330
Time deposits	2,679	5,546
Short-term borrowed funds	495	4,922
Federal Home Loan Bank advances	131	—
Notes payable	423	578

Total Interest Expense	4,833	12,828

Net Interest Income	54,352	42,566
Provision for Loan Losses	1,800	600

Net Interest Income After Provision For Loan Losses	52,552	41,966

Noninterest Income:
Service charges on deposit accounts	8,422	7,296
Merchant credit card	2,432	2,580
Debit card	856	904
Trust fees	364	303
Financial services commissions	154	230
Other	2,896	2,367
FAS 141R gain	48,844	—
Gain on sale of Visa common stock	—	5,698

Total Noninterest Income	63,968	19,378

Noninterest Expense:
Salaries and related benefits	16,371	12,984
Occupancy	5,410	3,390
Outsourced data processing services	2,104	2,120
Amortization of identifiable intangibles	1,685	858
Furniture and equipment	1,222	921
Courier service	898	829
Professional fees	888	536
FDIC insurance assessments	157	95
Other	5,388	3,661
Visa litigation expense	—	(2,338)

Total Noninterest Expense	34,123	23,056

Income Before Income Taxes	82,397	38,288
Provision for income taxes	29,572	11,510

Net Income	52,825	26,778
Preferred stock dividends and discount accretion	578	—

Net Income Applicable to Common Equity	$52,247	$26,778

Average Common Shares Outstanding	28,876	28,861
Diluted Average Common Shares Outstanding	29,105	29,210
Per Common Share Data:
Basic earnings	$1.81	$0.93
Diluted earnings	1.80	0.92
Dividends paid	0.36	0.34
See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Common			Accumulated
	Shares	Preferred	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Stock	Compensation	Income(Loss)	Earnings	Total
	(In thousands)
Balance, December 31, 2007	29,018	—	$334,211	$2,990	($4,520)	$61,922	$394,603
Comprehensive income
Net income for the period						26,778	26,778
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale					557		557
Post-retirement benefit transition obligation amortization					9		9

Total comprehensive income							27,344
Exercise of stock options	176		6,528				6,528
Stock option tax benefits			224				224
Restricted stock activity			67	(67)			0
Stock based compensation			336				336
Stock awarded to employees	2		127				127
Purchase and retirement of stock	(424)		(4,948)			(15,258)	(20,206)
Dividends						(9,847)	(9,847)

Balance, March 31, 2008	28,772	—	$336,545	$2,923	($3,954)	$63,595	$399,109

Balance, December 31, 2008	28,880	—	$352,265	$2,409	$1,040	$54,138	$409,852
Comprehensive income
Net income for the period						52,825	52,825
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale					1,225		1,225
Post-retirement benefit transition obligation amortization					9		9

Total comprehensive income							54,059
Issuance of preferred stock and related warrants		82,519	1,207				83,726
Preferred stock dividends and discount accretion		31				(578)	(547)
Exercise of stock options	9		299				299
Stock option tax benefits			3				3
Stock based compensation			294				294
Stock awarded to employees	1		46				46
Purchase and retirement of stock	(16)		(197)			(470)	(667)
Dividends						(10,397)	(10,397)

Balance, March 31, 2009	28,874	$82,550	$353,917	$2,409	$2,274	$95,518	$536,668

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months
	ended March 31,
	2009	2008
	(In thousands)
Operating Activities:
Net income	$52,825	$26,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	2,273
Loan loss provision	1,800	600
Net amortization of deferred loan (fees) cost	(156)	95
(Increase) decrease in interest income receivable	(5,865)	25
FAS 141R gain	(48,844)	—
Decrease (Increase) in other assets	27,928	(4,214)
Increase in income taxes payable	27,654	10,910
Increase (decrease) in interest expense payable	623	(1,000)
Increase in other liabilities	6,276	1,683
Stock option compensation expense	294	336
Stock option tax benefits	(3)	(224)
Gain on sale of Visa common stock	—	(5,698)
Writedown of property and equipment	—	5
Originations of loans for resale	—	(877)
Net proceeds from sale of loans originated for resale	—	887
Net gain on sale of property acquired in satisfaction of debt	(110)	—
Writedown of property acquired in satisfaction of debt	65	—

Net Cash Provided by Operating Activities	63,079	31,579

Investing Activities:
Net repayments of loans	98,125	53,340
Purchases of investment securities available for sale	—	(3,836)
Proceeds from maturity/calls of securities available for sale	24,964	60,390
Proceeds from maturity/calls of securities held to maturity	33,581	28,675
Purchases of FRB/FHLB* securities	—	(38)
Proceeds from sale of FRB/FHLB* stock	—	11,287
Proceeds from sale of Visa common stock	—	5,698
Proceeds from sale of property acquired in satisfaction of debt	1,118	—
Purchases of property, plant and equipment	(102)	(413)
Net cash acquired from acquisitions	44,397	—

Net Cash Provided by Investing Activities	202,083	155,103

Financing Activities:
Net decrease in deposits	(71,307)	(70,152)
Net decrease in short-term borrowings	(256,616)	(163,335)
Repayments of notes payable and debt financing	(33)	(37)
Exercise of stock options	299	6,528
Proceeds from issuance of preferred stock	83,726
Stock option tax benefits	3	224
Repurchases/retirement of stock	(667)	(20,206)
Dividends paid	(10,397)	(9,847)

Net Cash Used in Financing Activities	(254,992)	(256,825)

Net Increase (Decrease) In Cash and Cash Equivalents	10,170	(70,143)

Cash and Cash Equivalents at Beginning of Period	138,883	209,764

Cash and Cash Equivalents at End of Period	$149,053	$139,621

Supplemental Cash Flow Disclosures:
Loan collateral transferred to other real estate owned	$15,716	$341
Unrealized gain on securities available for sale, net	1,225	557
Interest paid for the period	5,954	13,828
Income tax payments for the period	1,400	600
Acquisitions:
Assets acquired	$1,624,464	—
Liabilities assumed	1,575,620	—

Net	48,844	—

*	Federal Reserve Bank/Federal Home Loan Bank (“FRB/FHLB”)
See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2: Accounting Policies.
Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may significantly affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.
Management exercises judgment to estimate the appropriate level of the Allowance for Credit Losses, which is discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
As described in Note 3 below, Westamerica Bank (“Bank”) acquired County Bank on February 6, 2009. The acquired assets and assumed liabilities of County Bank were measured at estimated fair values, as required by FASB statement No. 141 (revised 2007), Business Combination (“FAS 141R”). Management made significant estimates and exercised significant judgment in accounting for the acquisition of County Bank. Management judgmentally assigned risk ratings to loans. The assigned risk ratings, appraised collateral values, expected cash flows, and statistically derived loss factors were used to measure fair values for loans. Repossessed loan collateral was primarily valued based upon appraised collateral values. Due to the loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”), the Bank recorded a receivable from the FDIC equal to 80 percent of the loss estimates embedded in the fair values of loans and repossessed loan collateral. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of County Bank based on an appraisal performed by an independent third-party. In determining the value of the identifiable intangible asset, the third-party appraiser used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings which were purchased and assumed from County Bank.
Newly Adopted Accounting Policies
Purchased loans. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses, which include loans purchased in the County Bank acquisition. Purchased loans are accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccural status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of SOP 03-3. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.
Covered loans. Loans covered under loss sharing or similar credit protection agreements with the FDIC are reported in loans exclusive of the expected reimbursement cash flows from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected results in a provision for loan losses and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss impacting earnings.

Covered Other Real Estate Owned. Other real estate owned covered under loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.
Recently Adopted Accounting Pronouncements
In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“FAS 141R”). This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This Statement requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This Statement requires the acquirer to recognize those costs separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company applied FAS 141R in accounting for the County Bank acquisition.
On January 1, 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. The Company had no derivative instruments designated as hedges as of March 31, 2009.
On January 1, 2009, the Company adopted the provisions of FASB Staff Position (FSP) No. FAS 157-2 relating to the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FAS 157, Fair Value Measurements. The adoption of the FSP did not have any effect on the Company’s financial statement at the date of adoption. For additional information, See Note 4.
Recently Issued Accounting Pronouncements
On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
On April 9, 2009, the FASB issued Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.
FSP FAS 115-2, FAS 124-2 and FSP FAS 157-4 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted if both Staff Positions are adopted simultaneously. The Company will adopt both FSPs on June 30, 2009, and does not expect the adoption to have any significant effect on the Company’s financial statements.
On April 9, 2009, the FASB issued FSP, FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted if FSP FAS 115-2, FAS 124-2 and FSP FAS 157-4 are also early adopted. The Company will adopt both FSPs on June 30, 2009 and does not expect the adoption to have any effect on the Company’s financial statements.

Note 3: Federally Assisted Acquisition of County Bank
On February 6, 2009, Westamerica Bank purchased substantially all the assets and assumed substantially all the liabilities of County Bank from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of County Bank. County Bank operated 39 commercial banking branches primarily within California’s central valley region between Sacramento and Fresno. The FDIC took County Bank under receivership upon County Bank’s closure by the California Department of Financial Institutions at the close of business February 6, 2009. Westamerica Bank submitted a bid for the acquisition of County Bank with the FDIC on February 3, 2009. The FDIC approved Westamerica Bank’s bid upon reviewing three competing bids and determining Westamerica Bank’s bid would be the least costly to the Deposit Insurance Fund. Westamerica Bank’s bid included the purchase of substantially all County Bank assets at a cost of assuming all County Bank deposits and certain other liabilities. No cash or other consideration was paid by Westamerica Bank. Further, Westamerica Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at February 6, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $269 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is three years in respect to losses and five years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company has recorded a receivable of $129 million.
The County Bank acquisition was accounted for under the purchase method of accounting in accordance with FAS 141R. The statement of net assets acquired as of February 6, 2009 and the resulting bargain purchase gain are presented in the following table. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values becomes available. A “bargain purchase” gain totaling $48.8 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The acquisition resulted in a gain due to County Bank’s impaired capital condition at the time of the acquisition. The operations of County Bank provided revenue of $11.5 million and net income of $1.2 million for the period of February 6, 2009 to March 31, 2009, and is included in the consolidated financial statements. County Bank’s results of operations prior to the acquisition are not included in Westamerica’s statement of income.
Statement of Net Assets Acquired (at fair value)

At
February 6, 2009
(In thousands)
Assets
Cash and cash equivalents	$44,668
Federal funds sold	12,760
Securities	173,839
Loans	1,174,353
Core deposit intangible	28,107
Other real estate owned	9,332
Other assets	181,405

Total Assets	$1,624,464

Liabilities
Deposits	1,234,123
Federal funds purchased and securities sold under repurchase agreements	153,169
Other borrowed funds	187,252
Liabilities for interest and other expenses	1,076

Total Liabilities	1,575,620

Net assets acquired	$48,844

County Bank tangible stockholder’s equity	$58,623
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases, net	(150,326)
Other real estate owned	(5,470)
FDIC loss-sharing receivable (included in other assets)	128,962
Core deposit intangible	28,107
Deposits	(10,823)
Securities sold under repurchase agreements	(2,061)
Other borrowed funds	1,832

FAS 141R Gain	$48,844

The pro forma consolidated condensed statements of income for Westamerica Bancorporation and County Bank for the quarters ended March 31, 2009 and 2008, and the year ended December 31, 2008 are presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

The pro forma purchase accounting adjustments related to loans and leases, deposits, securities sold under repurchase agreements and other borrowed funds are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives. Purchase accounting adjustments related to identifiable intangibles are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods. The pro forma consolidated condensed statements of income do not reflect any adjustments to County’s historical provision for credit losses and goodwill impairment charges.

	Quarter ended March 31, 2009				Quarter ended March 31, 2008
			Proforma	Pro Forma			Proforma	Pro forma
	Westamerica	County Bank	Adjustments	Combined	Westamerica	County Bank	Adjustments	combined
Interest Income	$52,885	$20,606	$(1,119)	$72,372	$55,394	$32,834	$(1,119)	$87,109
Interest Expense	3,324	5,831	(3,225)	5,930	12,828	12,604	(3,225)	22,207

Net Interest Income	49,561	14,775	2,106	66,442	42,566	20,230	2,106	64,902
Provision for Credit Losses	1,800	11,734	—	13,534	600	1,407	—	2,007

Net Interest Income after Provision for Credit Losses	47,761	3,041	2,106	52,908	41,966	18,823	2,106	62,895
Noninterest Income	13,404	6,234	48,844	68,482	19,378	4,607	48,844	72,829
Noninterest Expense	25,639	13,656	1,497	40,792	23,056	19,997	1,497	44,550

Income (Loss) Before Taxes	35,526	(4,381)	49,453	80,598	38,288	3,433	49,453	91,174
Income Tax Provision (Benefit)	13,535	(1,842)	20,795	32,488	11,510	816	20,795	33,121

Net Income (Loss)	$21,991	$(2,539)	$28,658	$48,110	$26,778	$2,617	$28,658	$58,053

Net Income (Loss) Applicable to Common Equity	$21,413	$(2,539)	$28,658	$47,532	$26,778	$2,617	$28,658	$58,053

Earnings (Loss) Per Common Share	$0.74	$(0.09)	$0.99	$1.65	$0.93	$0.09	$0.99	$2.01
Diluted Earnings (Loss) Per Common Share	0.74	(0.09)	0.98	1.63	0.92	0.09	0.98	1.99

Average Common Shares Outstanding	28,876				28,861
Diluted Average Common Shares Outstanding	29,105				29,210

	Year ended December 31, 2008
		County	Proforma	Pro Forma
	Westamerica	Bank	Adjustments	Combined
Interest Income	$208,469	$117,175	$(4,477)	$321,167
Interest Expense	33,243	40,462	(9,717)	63,988

Net Interest Income	175,226	76,713	5,240	257,179
Provision for Credit Losses	2,700	55,370	—	58,070

Net Interest Income after Provision for Credit Losses	172,526	21,343	5,240	199,109
Noninterest (Loss) Income	(2,056)	5,775	48,844	52,563
Noninterest Expense	100,761	115,774	5,989	222,524

Income (Loss) Before Taxes	69,709	(88,656)	48,095	29,148
Income Tax Provision	9,874	7,381	20,224	37,479

Net Income (Loss)	$59,835	$(96,037)	$27,871	$(8,331)

Net Income (Loss) Applicable to Common Equity	$59,835	$(96,037)	$27,871	$(8,331)

Earnings (Loss) Per Common Share	$2.07	$(3.32)	$0.96	$(0.29)
Diluted Earnings (Loss) Per Common Share	2.04	(3.28)	0.95	(0.28)

Average Common Shares Outstanding	28,892
Diluted Average Common Shares Outstanding	29,273
Note 4: Fair Value Measurements
In accordance with FAS 157 the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange. Level 1 also includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

•
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes mortgage-backed securities, municipal bonds and collateralized mortgage obligations as well as other real estate owned and impaired loans collateralized by real property where the fair value is generally based upon independent market prices or appraised values of the collateral.

•
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques. Level 3 includes those impaired loans collateralized by other business assets where the expected cash flow has been used in determining the fair value.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents the balances of available for sale securities measured at fair value on a recurring basis.

At March 31, 2009
(In thousands)
Total	Level 1	Level 2	Level 3
$436,343	$6,848	$429,495	$0

The amortized cost and estimated market value of the available for sale investment securities portfolio as of March 31, 2009 follows:

	At March 31, 2009
	Amortized	Estimated
	Cost	Market Value
	(In thousands)
U.S. Treasury securities	$3,010	$3,060
Securities of U.S. Government sponsored entities	1,018	1,090
Mortgage-backed securities	167,254	170,719
Obligations of States and political subdivisions	178,219	181,552
Collateralized mortgage obligations	68,776	68,275
Asset-backed securities	9,999	7,020
FHLMC and FNMA stock	824	930
Other securities	2,778	3,697

Total	$431,878	$436,343

The amortized cost and estimated market value of the held to maturity investment securities portfolio as of March 31, 2008 follows:

	At March 31, 2009
	(In thousands)
	Amortized	Estimated
	Cost	Market Value
Securities of U.S. Government sponsored entities	$100,000	$100,796
Mortgage-backed securities	79,699	80,938
Obligations of States and political subdivisions	543,872	550,181
Collateralized mortgage obligations	195,174	188,598

Total	$918,745	$920,513

Assets Recorded at Fair Value on a Non-Recurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter end.

	Fair Value
	March 31,
	2009	Level 1	Level 2	Level 3
	(In thousands)
Non-covered other real estate owned (1)	$2,129	$—	$2,129	$—
Non-covered Impaired loans (2)	4,289	—	3,833	456

Total assets measured at fair value on a non-recurring basis	$6,418	$—	$5,962	$456

(1)	Represents the fair value and related losses of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

(2)
Represents carrying value and related write-downs of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FAS 114 where a specific reserve has been established.

Note 5: Loans
A summary of the major categories of non-covered and covered loans outstanding is shown in the following tables:

	At
	March 31,	March 31,	December 31,
	2009	2008	2008
	(In thousands)
Non-covered loans:
Commercial	$519,334	$516,445	$524,786
Commercial real estate	822,880	848,991	817,423
Construction	43,833	84,498	52,664
Residential real estate	445,220	473,525	458,447
Consumer installment & other	524,970	524,861	529,106

	2,356,237	2,448,320	2,382,426
Allowance for loan losses	(43,803)	(52,234)	(44,470)

	$2,312,434	$2,396,086	$2,337,956

The carrying amount of the covered loans at March 31, 2009, consisted of loans accounted for in accordance with SOP 03-3 (“SOP 03-3 loans”) and loans not subject to SOP 03-3 (“Non SOP 03-3 loans”) in the following table.

	SOP 03-3	Non SOP 03-3	Total Covered
	Loans	Loans	Loans
	(In thousands)
Covered loans:
Commercial	$5,669	$372,517	$378,186
Commercial real estate	27,251	530,027	557,278
Construction	22,154	7,338	29,492
Residential real estate	141	6,292	6,433
Consumer installment & other	1,019	116,663	117,682

Total loans	$56,234	$1,032,837	$1,089,071

The following table represents the Non SOP 03-3 loans receivable at the acquisition date of February 6, 2009. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond. (In thousands)

Gross contractual loan principal payment receivable	$1,151,844
Estimate of contractual principal not expected to be collected	57,701
Fair value of Non SOP 03-3 loans receivable	1,108,605
The Company applied the cost recovery method to loans subject to SOP 03-3 at the acquisition date of February 6, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table. (In thousands)

Contractually required payments receivable (including interest)	$210,561
Nonaccretable difference	(144,813)

Cash flows expected to be collected	65,748
Accretable difference	—

Fair value of loans acquired	$65,748

Changes in the carrying amount of loans subject to SOP 03-3 were as follows for the quarter ended March 31, 2009. (In thousands)

Carrying amount at the beginning of the period	$—
Purchases (1)	65,748
Reductions during the period	(9,514)

Carrying amount at the end of the period	$56,234

(1)	Represents the fair value of the loans at acquisition.
Acquired loans within the scope of SOP 03-3 had an unpaid principal balance (less prior charge-offs) of $164 million and $149 million at February 6, 2009 and March 31, 2009, respectively.
There were no loans held for sale at March 31, 2009, March 31, 2008 and December 31, 2008.

Note 6: Goodwill and Other Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three months ended March 31, 2009 and March 31, 2008. The changes in the carrying value of goodwill were (In thousands):

December 31, 2007	$121,719
—

March 31, 2008	$121,719

December 31, 2008	$121,699
—

March 31, 2009	$121,699

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2009 and March 31, 2008, no such adjustments were recorded. The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	March 31,
	2009		2008
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Deposit Intangibles	$52,490	$(14,842)	$24,383	$(11,927)
Merchant Draft Processing Intangible	10,300	(6,318)	10,300	(5,185)

Total Identifiable Intangible Assets	$62,790	$(21,160)	$34,683	$(17,112)

As of March 31, 2009, the current year and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
Three months ended March 31, 2009 (actual)	$1,416	$269	$1,685
(In thousands)
Estimate for year ended December 31,
2009	5,734	962	6,696
2010	5,534	774	6,308
2011	4,954	624	5,578
2012	4,497	500	4,997
2013	3,957	400	4,357
2014	3,621	324	3,945
Note 7: Post Retirement Benefits
The Company offers a continuation of group insurance coverage to qualifying employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ insurance premiums. The Company reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and their qualified spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits.

The following table sets forth the net periodic post-retirement benefit costs:

	For the three months ended
	March 31,
	2009	2008
	(In thousands)
Service cost	$(79)	$(100)
Interest cost	55	66
Amortization of unrecognized transition obligation	15	15

Net periodic cost	$(9)	$(19)

The Company does not fund plan assets for any post-retirement benefit plans.
Note 8: Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $433.2 million and $350.8 million at March 31, 2009 and December 31, 2008, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $32.0 million and $29.0 million at March 31, 2009 and December 31, 2008, respectively. The Company also had commitments for commercial and similar letters of credit of $1.8 million and $1.7 million at March 31, 2009 and December 31, 2008, respectively.
During 2007, the Visa Inc. (“Visa”) organization of affiliated entities announced that it completed restructuring transactions in preparation for an initial public offering planned for early 2008, and, as part of those transactions, the Bank’s membership interest in Visa U.S.A. was exchanged for an equity interest in Visa Inc. In accordance with Visa’s by-laws, the Bank and other Visa U.S.A. member banks were obligated to share in Visa’s litigation obligations which existed at the time of the restructuring transactions. On November 7, 2007, Visa announced that it had reached a settlement with American Express related to an antitrust lawsuit. Visa has disclosed other antitrust lawsuits which existed at the time of the restructuring transactions. In consideration of the American Express settlement and other antitrust lawsuits filed against Visa, the Company recorded in the fourth quarter of 2007 a liability and corresponding expense of $2,338 thousand. In the first quarter 2008, Visa funded a litigation settlement escrow using proceeds from its initial public offering. Upon the escrow funding, the Company relieved its liability with a corresponding expense reversal in the amount of $2,338 thousand.
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

Note 9: Shareholders’ Equity
On February 13, 2009, the Company issued to the United States Department of the Treasury (the “Treasury”) 83,726 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), having a liquidation preference of $1,000 per share. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may, at its option, subject to any necessary bank regulatory approval, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting. Prior to February 13, 2012, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the Treasury will be required for the Company to declare or pay any dividends or make any distribution on its common stock, other than regular quarterly cash dividends not exceeding $0.35 or dividends payable only in shares of its common stock, or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement with the Treasury. The Treasury, as part of the preferred stock issuance, received a warrant to purchase approximately 246,640 shares of the Company’s common stock at an initial exercise price of $50.92. The proceeds from Treasury were allocated based on the relative fair value of the warrant as compared with the fair value of the preferred stock. The fair value of the warrant was determined using a valuation model which incorporates assumptions including the Company’s common stock price, dividend yield, stock price volatility, the risk-free interest rate, and other assumptions. The Company allocated $1.2 million of the proceeds from the Series A Preferred Stock to the warrant. The discount on the preferred stock will be accreted to par value over a five-year term, which is the expected life of the preferred stock, and reported as a reduction to income applicable to common equity over that period.
Note 10: Earnings Per Common Share
The table below shows earnings per common share and diluted earnings per common share. Basic earnings per common share are computed by dividing net income applicable to common equity by the average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income applicable to common equity by the average number of common shares outstanding during the period plus the impact of common stock equivalents.

	For the three months
	ended March 31,
	2009	2008
	(In thousands, except per share data)
Weighted average number of common shares outstanding — basic	28,876	28,861

Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	229	349

Weighted average number of common shares outstanding — diluted	29,105	29,210

Net income applicable to common equity	$52,247	$26,778

Basic earnings per common share	$1.81	$0.93

Diluted earnings per common share	1.80	0.92
For the three months ended March 31, 2009, options and warrants to purchase 1.5 million and 246,640 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2008, options to purchase 1.3 million shares were anti-dilutive.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	Three months ended
	March 31,	March 31,	December 31,
	2009	2008	2008
	(In thousands, except per share data)
Net Interest Income (FTE)**	$59,359	$47,982	$49,850
Provision for Credit Losses	1,800	600	900
Noninterest Income:
Net gains (losses) from equity securities	—	5,698	(3,269)
FAS 141R gain	48,844	—	—
Deposit service charges and other	15,124	13,680	13,177

Total Noninterest Income	63,968	19,378	9,908
Noninterest Expense:
Visa litigation	—	(2,338)	—
Other	34,123	25,394	26,166

Total Noninterest Expense	34,123	23,056	26,166

Income before income taxes (FTE)**	87,404	43,704	32,692
Provision for income taxes (FTE)**	34,579	16,926	11,882

Net Income	52,825	26,778	20,810
Preferred stock dividends and discount accretion	578	—	—

Net Income Applicable to Common Equity	$52,247	$26,778	$20,810

Average Common Shares Outstanding	28,876	28,861	28,884
Diluted Average Common Shares Outstanding	29,105	29,210	29,218
Common Shares Outstanding at Period End	28,874	28,772	28,880

As Reported:
Basic Earnings Per Common Share	$1.81	$0.93	$0.72
Diluted Earnings Per Common Share	1.80	0.92	0.71
Return On Assets	4.24%	2.43%	2.04%
Return On Common Equity	48.01%	27.32%	20.61%
Net Interest Margin (FTE)**	5.35%	4.79%	5.44%
Net Loan Losses to Average Non-Covered Loans	0.42%	0.14%	1.08%
Efficiency Ratio*	27.7%	34.2%	43.8%

Average Balances:
Total Assets	$4,998,964	$4,433,934	$4,053,295
Earning Assets	4,475,371	4,028,221	3,654,966
Total Gross Loans	3,135,944	2,477,666	2,399,741
Total Deposits	3,862,435	3,212,347	3,115,989
Shareholders’ Equity	485,054	394,273	401,598

Balances at Period End:
Total Assets	$5,428,865	$4,342,302	$4,032,934
Earning Assets	4,800,909	3,942,955	3,620,546
Total Gross Loans	3,445,308	2,448,320	2,382,426
Total Deposits	4,256,281	3,194,638	3,095,054
Shareholders’ Equity	536,668	399,109	409,852

Financial Ratios at Period End:
Allowance for Loan Losses to Non-Covered Loans	1.86%	2.13%	1.87%
Book Value Per Common Share	$15.73	$13.87	$14.19
Equity to Assets	9.89%	9.19%	10.16%
Total Capital to Risk Adjusted Assets	11.38%	11.04%	11.76%

Dividends Paid Per Common Share	$0.36	$0.34	$0.35
Common Dividend Payout Ratio	20%	37%	49%
The above financial summary has been derived from the Company’s unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein. Percentages under the heading “As Reported” are annualized with the exception of the efficiency ratio.

*	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on a tax-equivalent basis and noninterest income).

**
Yields on securities and certain loans have been adjusted upward to a “fully taxable equivalent” (“FTE”) basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Westamerica Bancorporation and subsidiaries (the “Company”) reported first quarter 2009 net income applicable to common equity of $52.2 million or $1.80 diluted earnings per common share. These results compare to net income applicable to common equity of $26.8 million or $0.92 diluted earnings per common share and $20.8 million or $0.71 diluted earnings per common share, respectively, for the first and fourth quarters of 2008. The first quarter of 2009 included a $48.8 million FAS 141R gain resulting from the acquisition of County Bank (“County”) which increased net income by $28.3 million and earnings per diluted common share by $0.98. The first quarter of 2008 included benefits from Visa’s initial public offering which increased net income by $4.7 million and earnings per diluted common share by $0.16. The fourth quarter of 2008 included a $3.3 million charge for “other than temporary impairment” securities losses which reduced net income by $1.9 million or earnings per diluted common share by $0.07.
Acquisition
On February 6, 2009, Westamerica Bank (“Bank”) acquired the banking operations of County from the Federal Deposit Insurance Corporation (“FDIC”). The Bank acquired approximately $1.62 billion of assets and assumed $1.56 billion of liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at February 6, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $269 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is three years in respect to losses and five years in respect to loss recoveries. The County Bank acquisition was accounted for under the purchase method of accounting in accordance with FAS 141R. The Company recorded a FAS 141R gain totaling $48.8 million resulting from the acquisition, which is a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. See Note 3 of the Notes to unaudited Consolidated Financial Statements for additional information regarding the acquisition.
Net Income
Following is a summary of the components of net income for the periods indicated:

	Three months ended
	March 31,	March 31,	December 31,
	2009	2008	2008
	(In thousands, except per share data)
Net interest income (FTE)	$59,359	$47,982	$49,850
Provision for loan losses	(1,800)	(600)	(900)
Noninterest income	63,968	19,378	9,908
Noninterest expense	(34,123)	(23,056)	(26,166)
Provision for income taxes (FTE)	(34,579)	(16,926)	(11,882)

Net income	$52,825	$26,778	$20,810

Net income applicable to common equity	$52,247	$26,778	$20,810

Average diluted common shares	29,105	29,210	29,218

Diluted earnings per common share	$1.80	$0.92	$0.71

Average total assets	$4,998,964	$4,433,934	$4,053,295
Net income (annualized) to average total assets	4.24%	2.43%	2.04%

Net income (annualized) to average common stockholders’ equity	48.01%	27.32%	20.56%
Net income applicable to common equity for the first quarter of 2009 was $25.5 million more than the same quarter of 2008, largely attributable to a FAS 141R gain of $48.8 million and higher net interest income (FTE), partially offset by higher provision for loan losses, higher noninterest expense and an increase in income tax provision (FTE). An $11.4 million or 23.7% increase in net interest income (FTE) was mostly attributed to growth in average balances of loans and lower rates paid on interest-bearing liabilities, partially offset by lower yields on loans and higher average balances of interest-bearing liabilities and lower average balances of investments. The provision for loan losses increased $1.2 million, reflecting Management’s assessment of credit risk and the appropriate level of the allowance for loan losses. Noninterest income rose $44.6 million mainly due to the FAS 141R gain and higher service charges on deposit accounts, partially offset by the $5.7 million securities gain in the first quarter of 2008. Noninterest expense increased $11.1 million mostly due to acquisition-related increases in salaries and related benefits, occupancy and equipment expenses, legal fees, loan expenses, higher amortization of intangibles and the reversal of a $2.3 million accrual for Visa related litigation in the first quarter of 2008. The provision for income taxes (FTE) increased $17.7 million primarily due to the FAS 141R gain and higher profitability.

Comparing the first quarter of 2009 to the prior quarter, net income applicable to common equity increased $31.4 million, due to the FAS 141R gain and higher net interest income (FTE), partially offset by increases in the provision for loan losses, noninterest expense and income tax provision (FTE). The higher net interest income (FTE) was mainly caused by higher average loans and lower rates paid on interest-bearing deposits, partially offset by lower yields on loans and higher average balances of interest-bearing liabilities. The provision for loan losses increased $900 thousand to reflect Management’s assessment of credit risk and the appropriate level of the allowance for loan losses. Noninterest income increased $54.1 million largely due to the FAS 141R gain, higher service charges on deposit accounts due to acquired deposits and the securities losses in the fourth quarter of 2008. The income tax provision (FTE) increased $22.7 million primarily due to the FAS 141R gain and higher profitability and the securities losses in the fourth quarter of 2008.
Net Interest Income
Following is a summary of the components of net interest income for the periods indicated:

	Three months ended
	March 31,	December 31,
	2009	2008	2008
	(In thousands)

Interest and fee income	$59,185	$55,394	$49,445
Interest expense	(4,833)	(12,828)	(4,592)
FTE adjustment	5,007	5,416	4,997

Net interest income (FTE)	$59,359	$47,982	$49,850

Average earning assets	$4,475,371	$4,028,221	$3,654,966

Net interest margin (FTE)	5.35%	4.79%	5.44%
Net interest income (FTE) increased during the first quarter of 2009 by $11.4 million or 23.7% from the same period in 2008 to $59.4 million, mainly due to higher average balances of loans (up $658 million) and lower rates paid on interest-bearing liabilities (down 123 basis points (“bp”)), partially offset by lower yields on loans (down 51 bp) and higher average balances of interest-bearing liabilities (up $384 million) and lower average balances of investments (down $211 million).
Comparing the first three months of 2009 with the fourth quarter of 2008, net interest income (FTE) increased $9.5 million or 19.1%, primarily due to a higher volume of average loans (up $736 million) and lower rates paid on interest-bearing deposits (down 13 bp), partially offset by lower yields on loans (down 17 bp) and higher average balances of interest-bearing liabilities (up $730 million).
Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2009 increased $3.4 million or 5.6% from the same period in 2008. The increase was caused primarily by higher average balances of loans (up $658 million), partially offset by lower yields on loans (down 51 bp) and lower average balances of investments (down $211 million).
The growth in the average earning assets in the first quarter of 2009 compared with the same period in 2008 was substantially attributable to the acquisition of County loans from the FDIC. The average balance of such loans for the first quarter of 2009 was $762 million. The growth in average balances of loans were mainly due to increases in the average balance of commercial real estate loans (up $341 million), taxable commercial loans (up $303 million), and other consumer loans (up $70 million), partially offset by a $23 million decline in average tax-exempt commercial loans, a $21 million decline in average residential real estate loans and a $12 million decline in average construction loans. The average investment portfolio decreased $211 million largely due to declines in average balances of U.S. government sponsored entity obligations (down $135 million), a $24 million decline in municipal securities and a $62 million decline in average balances of FHLMC and FNMA stock resulting from the impairment charge in the second, third and fourth quarters of 2008, partially offset by increases in mortgage backed securities and collateralized mortgage obligations which were purchased from the FDIC as a part of the County acquisition. The average yield on the Company’s earning assets decreased from 6.06% in the first quarter 2008 to 5.79% in the corresponding period of 2009. The composite yield on loans fell 51 bp to 5.97% due to decreases in yields on taxable commercial loans (down 176 bp), commercial real estate loans (down 58 bp) and real estate construction loans (down 466 bp), partially offset by a 21 bp increase in yields on tax-exempt commercial loans. The investment portfolio yield decreased 2 bp to 5.38%, mainly due to a 489 bp decrease in the average yield on corporate and other securities which was affected primarily by suspended dividends on FLHMC and FNMA preferred stock. Offsetting the decline were increases in yields on U.S. government sponsored entity obligations (up 36 bp), mortgage backed securities and collateralized mortgage obligations (up 31 bp) and municipal securities (up 11 bp).

Comparing the first quarter of 2009 with the prior quarter of 2008, interest and fee income (FTE) was up $9.8 million or 17.9%. The increase largely resulted from a higher volume of average loans due to the County acquisition, partially offset by lower yields on loans. Average earning assets increased $820 million or 22.4% for the first quarter of 2009 compared with the previous quarter due to the County acquisition. A $736 million increase in the average balance of the loan portfolio was attributable to increases in average balances of commercial real estate loans (up $372 million), taxable commercial loans (up $288 million), consumer installment loans (up $70 million) and real estate construction loans (up $18 million), partially offset by a $7 million decrease in the average balance of tax-exempt commercial loans and a $5 million decrease in the average balance of residential real estate loans. Average investments rose by $84 million primarily due to County acquisition related growth in the average balances of mortgage backed securities and collateralized mortgage obligations (up $77 million), municipal securities (up $10 million), and corporate and other securities (up $4 million), partially offset by an $8 million decrease in the average balance of U.S. government sponsored entity obligations. The average yield on earning assets for the first three months of 2009 was 5.79% compared with 5.94% in the fourth quarter of 2008. The loan portfolio yield for the first three months of 2009 compared with the previous quarter was lower by 17 bp, due to decreases in yields on commercial real estate loans (down 53 bp), taxable commercial loans (down 46 bp), and real estate construction loans (down 68 bp), partially offset by consumer installment and other consumer loans (up 9 bp). The investment portfolio yield decreased by 16 bp. The decrease resulted mostly from lower yields on corporate and other securities (down 136 bp) and U.S. government sponsored entity obligations (down 13 bp), partially offset by higher yields on mortgage backed securities and collateralized mortgage obligations (up 27 bp) and municipal securities (up 4 bp).
Interest Expense
Interest expense in the first quarter of 2009 decreased $8.0 million compared with the same period in 2008. The decrease was attributable to lower rates paid on the interest-bearing liabilities and higher levels of shareholders’ equity, partially offset by higher average interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased from 1.85% in the first quarter of 2008 to 0.62% in the same quarter of 2009. Rates paid on most interest-bearing liabilities moved with general market conditions. Rates on interest-bearing deposits decreased 86 bp to 0.60% primarily due to decreases in rates paid on CDs over $100 thousand (down 243 bp) , CDs less than $100 thousand (down 164 bp) and preferred money market savings (down 145 bp). Rates on short-term borrowings also decreased 224 bp mostly due to lower rates on federal funds purchased (down 303 bp) and line of credit and repurchase facilities (down 198 bp). Average interest-bearing liabilities rose by $384 million or 13.9% for the first quarter of 2009 over the same period of 2008 primarily through acquisition. Interest-bearing deposits grew $564 million primarily due to increases in CDs less than $100 thousand (up $170 million), CDs over $100 thousand (up $164 million), money market checking accounts (up $121 million), regular savings (up $58 million) and money market savings (up $53 million). Offsetting the increase were decreases in average balances of short-term borrowings (down $169 million) and long-term debt (down $10 million). Average short-term borrowings decreased $169 million due to declines in average balances of federal funds purchased (down $251 million) and sweep accounts (down $22 million), partially offset by FHLB advances assumed through the County acquisition averaging $59 million and a $45 million increase in average balances of repurchase facilities.
Comparing the first quarter of 2009 with the fourth quarter of 2008, interest expense increased $241 thousand or 5.2%, due to higher average balances of interest-bearing liabilities, offset by lower rates paid and higher levels of shareholders’ equity. Average interest-bearing liabilities during the first quarter of 2009 rose by $730 million or 30.1% over the last quarter of 2008 mainly through the County acquisition. A $628 million growth in interest-bearing deposits was mostly attributable to increases in average balances of CDs over $100 thousand (up $185 million), CDs less than $100 thousand (up $174 million), money market checking accounts (up $134 million), money market savings (up $78 million) and regular savings (up $54 million). Short-term borrowings also increased, mainly the net result of higher average balances of repurchase agreements (up $63 million) and FHLB advances (up $59 million), partially offset by lower average balances of federal funds purchased (down $10 million) and sweep accounts (down $10 million). Rates paid on liabilities averaged 0.62% during the first three months of 2009 compared with 0.75% for the last three months of 2008. The average rate paid on interest-bearing deposits declined 13 bp to 0.60% in the first quarter 2009 mainly due to lower rates on CDs less than $100 thousand (down 59 bp), CDs over $100 thousand (down 49 bp) and preferred money market savings (down 32 bp). Rates on short-term borrowings were also lower by 6 bp largely due to federal funds (down 31 bp) and sweep accounts (down 10 bp).

Net Interest Margin (FTE)
The following summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended
	March 31,	March 31,	December 31,
	2009	2008	2008
Yield on earning assets (FTE)	5.79%	6.06%	5.94%
Rate paid on interest-bearing liabilities	0.62%	1.85%	0.75%

Net interest spread (FTE)	5.17%	4.21%	5.19%

Impact of all other net noninterest bearing funds	0.18%	0.58%	0.25%

Net interest margin (FTE)	5.35%	4.79%	5.44%

During the first quarter of 2009, the net interest margin (FTE) increased 56 bp compared with the same period in 2008. Rates paid on interest-bearing liabilities declined faster than yields on earning assets (FTE), resulting in a 96 bp increase in net interest spread. The increase in the net interest spread was partially reduced by the lower net interest margin contribution of noninterest bearing funding sources. The margin contribution of noninterest bearing funds decreased 40 bp because of the lower market rates of interest at which they could be invested. The net interest margin (FTE) in the first three months of 2009 declined by 9 bp compared with the fourth quarter of 2008. Earning asset yields decreased 15 bp while the cost of interest-bearing liabilities declined by 13 bp, resulting in a 2 bp decrease in the net interest spread. The 7 bp decrease in margin contribution from noninterest bearing funding sources lowered the net interest margin to 5.35%.
[Remainder of this page left intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential
The following tables present, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amount of interest income from average earning assets and the resulting yields, and the amount of interest expense paid on interest-bearing liabilities. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate (FTE).

	For the three months ended
	March 31, 2009
	(In thousands)
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
Assets:
Money market assets and funds sold	$878	$1	0.46%
Investment securities:
Available for sale
Taxable	229,304	1,867	3.26%
Tax-exempt (1)	170,520	2,808	6.59%
Held to maturity
Taxable	400,229	4,790	4.79%
Tax-exempt (1)	538,496	8,539	6.34%
Loans:
Commercial:
Taxable	612,454	8,848	5.86%
Tax-exempt (1)	191,948	3,165	6.69%
Commercial real estate	1,191,260	19,072	6.49%
Real estate construction	80,830	772	3.87%
Real estate residential	458,180	5,527	4.83%
Consumer	601,272	8,803	5.94%

Total loans (1)	3,135,944	46,187	5.97%

Total earning assets (1)	4,475,371	$64,192	5.79%
Other assets	523,593

Total assets	$4,998,964

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,286,013	$—	—
Savings and interest-bearing transaction	1,545,154	1,105	0.29%
Time less than $100,000	366,794	1,452	1.61%
Time $100,000 or more	664,474	1,227	0.75%

Total interest-bearing deposits	2,576,422	3,784	0.60%
Short-term borrowed funds	552,645	626	0.46%
Debt financing and notes payable	26,618	423	6.35%

Total interest-bearing liabilities	3,155,685	$4,833	0.62%
Other liabilities	72,212
Shareholders’ equity	485,054

Total liabilities and shareholders’ equity	$4,998,964

Net interest spread (1) (2)			5.17%

Net interest income and interest margin (1) (3)		$59,359	5.35%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	March 31, 2008
	(In thousands)
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
Assets:
Money market assets and funds sold	$892	$1	0.45%
Investment securities:
Available for sale
Taxable	299,484	3,112	4.16%
Tax-exempt (1)	218,733	3,962	7.25%
Held to maturity
Taxable	471,183	5,183	4.40%
Tax-exempt (1)	560,263	8,655	6.18%
Loans:
Commercial:
Taxable	309,177	5,858	7.62%
Tax-exempt (1)	215,145	3,465	6.48%
Commercial real estate	850,504	14,953	7.07%
Real estate construction	92,672	1,965	8.53%
Real estate residential	478,929	5,757	4.81%
Consumer	531,239	7,899	5.98%

Total loans (1)	2,477,666	39,897	6.48%

Total earning assets (1)	4,028,221	$60,810	6.06%
Other assets	405,713

Total assets	$4,433,934

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,199,604	$—	—
Savings and interest-bearing transaction	1,314,860	1,782	0.55%
Time less than $100,000	196,947	1,589	3.25%
Time $100,000 or more	500,936	3,957	3.18%

Total interest-bearing deposits	2,012,743	7,328	1.46%
Short-term borrowed funds	722,025	4,922	2.70%
Debt financing and notes payable	36,758	578	6.29%

Total interest-bearing liabilities	2,771,526	$12,828	1.85%
Other liabilities	68,531
Shareholders’ equity	394,273

Total liabilities and shareholders’ equity	$4,433,934

Net interest spread (1) (2)			4.21%

Net interest income and interest margin (1) (3)		$47,982	4.79%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	December 31, 2008
	(dollars in thousands)
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
Assets:
Money market assets and funds sold	$431	$1	0.92%
Investment securities:
Available for sale
Taxable	139,349	1,572	4.51%
Tax-exempt (1)	160,145	2,727	6.81%
Held to maturity
Taxable	411,401	4,556	4.43%
Tax-exempt (1)	543,899	8,523	6.27%
Loans:
Commercial:
Taxable	324,203	5,147	6.32%
Tax-exempt (1)	199,022	3,256	6.51%
Commercial real estate	819,645	14,471	7.02%
Real estate construction	63,020	720	4.55%
Real estate residential	462,743	5,662	4.89%
Consumer	531,108	7,807	5.85%

Total loans (1)	2,399,741	37,063	6.14%

Total earning assets (1)	3,654,966	$54,442	5.94%
Other assets	398,329

Total assets	$4,053,295

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,167,490	$—	—
Savings and interest-bearing transaction	1,276,643	1,015	0.32%
Time less than $100,000	192,649	1,065	2.20%
Time $100,000 or more	479,207	1,491	1.24%

Total interest-bearing deposits	1,948,499	3,571	0.73%
Short-term borrowed funds	450,778	598	0.52%
Debt financing and notes payable	26,651	423	6.34%

Total interest-bearing liabilities	2,425,928	$4,592	0.75%
Other liabilities	58,279
Shareholders’ equity	401,598

Total liabilities and shareholders’ equity	$4,053,295

Net interest spread (1) (2)			5.19%

Net interest income and interest margin (1) (3)		$49,850	5.44%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

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

	Three months ended March 31, 2009
	compared with
	three months ended March 31, 2008
	(In thousands)
	Volume	Rate	Total
Interest and fee income:
Money market assets and funds sold	$0	$0	$0
Investment securities:
Available for sale
Taxable	(658)	(587)	(1,245)
Tax-exempt (1)	(827)	(327)	(1,154)
Held to maturity
Taxable	(838)	445	(393)
Tax-exempt (1)	(372)	256	(116)
Loans:
Commercial:
Taxable	4,579	(1,589)	2,990
Tax-exempt (1)	(411)	111	(300)
Commercial real estate	5,405	(1,286)	4,119
Real estate construction	(234)	(959)	(1,193)
Real estate residential	(254)	24	(230)
Consumer	959	(55)	904

Total loans (1)	10,044	(3,754)	6,290

Total increase (decrease) in interest and fee income (1)	7,349	(3,967)	3,382

Interest expense:
Deposits:
Savings and interest-bearing transaction	258	(935)	(677)
Time less than $100,000	913	(1,050)	(137)
Time $100,000 or more	972	(3,702)	(2,730)

Total interest-bearing deposits	2,143	(5,687)	(3,544)

Short-term borrowed funds	(1,077)	(3,219)	(4,296)
Debt financing and notes payable	(166)	11	(155)

Total increase (decrease) in interest expense	900	(8,895)	(7,995)

Increase in Net Interest Income (1)	$6,449	$4,928	$11,377

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Three months ended March 31, 2009
	compared with
	three months ended December 31, 2008
	(In thousands)
	Volume	Rate	Total
Interest and fee income:
Money market assets and funds sold	$1	$(1)	$0
Investment securities:
Available for sale
Taxable	800	(505)	295
Tax-exempt (1)	155	(74)	81
Held to maturity
Taxable	(190)	424	234
Tax-exempt (1)	(135)	151	16
Loans:
Commercial:
Taxable	4,088	(387)	3,701
Tax-exempt (1)	(181)	90	(91)
Commercial real estate	5,735	(1,134)	4,601
Real estate construction	166	(114)	52
Real estate residential	(93)	(42)	(135)
Consumer	875	121	996

Total loans (1)	10,590	(1,466)	9,124

Total increase (decrease) in interest and fee income (1)	11,221	(1,471)	9,750

Interest expense:
Deposits:
Savings and interest-bearing transaction	177	(87)	90
Time less than $100,000	727	(340)	387
Time $100,000 or more	429	(693)	(264)

Total interest-bearing deposits	1,333	(1,120)	213

Short-term borrowed funds	172	(144)	28
Debt financing and notes payable	(9)	9	0

Total increase (decrease) in interest expense	1,496	(1,255)	241

Increase (decrease) in Net Interest Income (1)	$9,725	$(216)	$9,509

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Loan Losses
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered with the FDIC. Further, the Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Due to the loss-sharing agreements and fair value recognition during the first quarter 2009, the Company did not record a provision for loan losses during the first quarter 2009 related to such loans covered by the FDIC loss-sharing agreements. The Company provided $1.8 million, $600 thousand and $900 thousand for loan losses on non-covered loans in the first quarter of 2009, the first quarter and the fourth quarter of 2008, respectively. The provision reflects Management’s assessment of credit risk and the appropriate level of the allowance for loan losses for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Classified Assets,” “Nonperforming Assets,” and “Allowance for Credit Losses” section of this report.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended
	At March 31,		At December 31,
	2009	2008	2008
	(In thousands)

Service charges on deposit accounts	$8,422	$7,296	$7,383
Merchant credit card fees	2,432	2,580	2,623
Debit card fees	856	904	917
ATM fees and interchange	813	718	685
Other service fees	531	486	508
Trust fees	364	303	255
Check sale income	223	188	166
Financial services commissions	154	230	141
Official check issuance income	19	90	18
Mortgage banking income	17	40	19
Gain on sale of Visa common stock	—	5,698	—
FAS 141R gain	48,844	—	—
Net losses from equity securities	—	—	(3,269)
Other noninterest income	1,293	845	462

Total	$63,968	$19,378	$9,908

Noninterest income for the first quarter of 2009 rose by $44.6 million from the same period in 2008. The increase was mostly attributable to a $48.8 million FAS 141R gain and a $1.1 million increase in service charges on deposit accounts in the first quarter 2009, partially offset by a $5.7 million gain on sale of Visa common stock in the first quarter 2008. The County acquisition was accounted for under the purchase method of accounting in accordance with FAS 141R. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The FAS 141R gain totaling $48.8 million resulted from the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. Higher service charges on deposit accounts were generally attributable to the growth in deposit accounts through the County acquisition. Merchant credit card fees declined $148 thousand or 5.7% due to lower transaction volume.
In the first quarter of 2009, noninterest income increased $54.1 million compared with the previous quarter primarily due to the $48.8 million FAS 141R gain and increased service charges on deposit accounts (up $1.0 million) attributable to growth in deposit accounts through the County acquisition in the first quarter of 2009 and because noninterest income in the fourth quarter 2008 was reduced by a $3.3 million “other than temporary” impairment charge on FHLMC and FNMA preferred stock and other common stocks. ATM fees and interchange income increased $128 thousand or 18.7% mainly due to an increased customer base through the County acquisition. Trust income also increased $109 thousand largely due to trust accounts acquired from County. Merchant credit card income declined $191 thousand or 7.3% primarily due to seasonally higher credit card draft volumes in the fourth quarter 2008 and the impact of prevailing economic conditions on consumer spending.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated.

	At March 31,		At December 31,
	2009	2008	2008
	(In thousands)

Salaries and related benefits	$16,371	$12,984	$12,823
Occupancy	5,410	3,390	3,405
Outsourced data processing services	2,104	2,120	2,117
Amortization of identifiable intangibles	1,685	858	788
Equipment	1,222	921	976
Loan expense	994	170	258
Courier service	898	829	835
Professional fees	888	536	920
Postage	462	383	346
Telephone	387	335	344
Stationery and supplies	367	279	334
In-house meetings	257	193	216
Correspondent Service Charges	256	170	135
Advertising/public relations	227	177	182
Operational losses	195	184	352
Customer checks	176	230	196
FDIC insurance assessments	157	95	159
Visa litigation expense	—	(2,338)	—
Other noninterest expense	2,067	1,540	1,780

Total	$34,123	$23,056	$26,166

Average full time equivalent staff	1,144	886	886

Noninterest expense to revenues (FTE)	27.67%	34.23%	43.79%
Noninterest expense increased $11.1 million in the three months ended March 31, 2009 compared with the same period in 2008 mainly due to acquisition related incremental costs and the reversal of a $2.3 million accrual for Visa related litigation in the first quarter 2008. Salaries and related benefits increased $3.4 million or 26.1% primarily due to personnel costs related to the County acquisition. Occupancy expense increased $2.0 million mainly due to rent and maintenance costs for County’s branches. Amortization of deposit intangibles increased $827 thousand due to the County acquisition. Loan expense increased $824 thousand due to the County acquisition, including servicing fees on acquired factoring receivables. Professional fees increased $352 thousand generally due to higher legal fees for loans acquired from County, issuance of preferred stock and other professional fees. Equipment expense increased $301 thousand or 32.7% primarily due to the County acquisition. Other noninterest expense increased $527 thousand or 34.2% mainly due to increases in ATM network fees, OREO related expenses and higher amortization expenses of low-income housing investments as tax benefits are realized.
In the first quarter of 2009, noninterest expense rose by $8.0 million or 30.4% compared with the previous quarter mainly due to acquisition related incremental costs. Salaries and related benefits increased $3.5 million mostly due to the County acquisition. Occupancy expense increased $2.0 million mainly due to rent and maintenance costs for County’s facilities. Amortization of deposit intangibles increased $897 thousand due to the acquisition. Loan expense increased $736 thousand due to the County acquisition, including servicing fees on acquired factoring receivables acquired from County. Correspondent service charges increased $121 thousand. Postage increased $116 thousand mainly due to mailings related to the acquisition. Offsetting the increase was a $157 thousand decrease in operational losses.

Provision for Income Tax
During the first quarter of 2009, the Company recorded income tax expense (FTE) of $34.6 million, compared with $16.9 million and $11.9 million for the first and fourth quarters of 2008, respectively. The current quarter provision represents an effective tax rate (FTE) of 39.6%, compared with 38.7% and 36.3% for the first and fourth quarters of 2008, respectively. The effective tax rate for the first quarter 2009 reflected higher pretax income as well as lower tax preference items when compared to the first quarter of 2008. The effective tax rate for the fourth quarter was reduced primarily due to a $3.3 million charge for “other than temporary impairment” securities losses on FHLMC and FNMA preferred stock and other common stock.
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
On February 6, 2009, Westamerica Bank acquired substantially all the assets and assumed substantially all the liabilities of County from the FDIC, as Receiver of County. Westamerica Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at February 6, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $269 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is three years in respect to losses and five years in respect to loss recoveries.
Loans and other real estate owned covered under the loss sharing agreement with the FDIC are referred to as “covered loans” and “covered other real estate,” respectively. Covered loans and covered other real estate were recorded at estimated fair value on February 6, 2009.
The following is a summary of classified loans and other real estate owned on the dates indicated:

	At March 31,		At December 31,
	2009	2008	2008
	(In thousands)
Non-covered classified loans	$41,453	$33,303	$34,028
Non-covered other real estate owned	4,756	954	3,505

Non-covered classified loans and Other real estate owned	$46,209	$34,257	$37,533

Allowance for loan losses / non-covered classified loans	106%	157%	131%

At March 31,
2009
(In thousands)
Covered classified loans	$169,778
Covered other real estate owned	13,391

Covered classified loans and Other real estate owned	$183,169

Classified loans include loans graded “Substandard”, “Doubtful” and “Loss” using regulatory guidelines. At March 31, 2009, $39.6 million of non-covered loans are graded “Substandard” or 95.6% of total non-covered classified loans. Such substandard loans accounted for 1.68% of total gross non-covered loans at March 31, 2009. Non-covered classified loans at March 31, 2009, increased $8.2 million or 24.5% from a year ago. The increase was primarily due to 10 loans totaling $10.7 million which were downgraded during the first quarter of 2009.
Non-covered other real estate owned at March 31, 2009 was $4.8 million compared with $954 thousand at March 31, 2008 and $3.5 million at December 31, 2008. Management aggressively pursues collection of all classified assets.
Covered classified loans and covered other real estate owned at March 31, 2009 were acquired from County and recorded at estimated fair values as of February 6, 2009.

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
The following is a summary of non-covered nonperforming loans and non-covered OREO on the dates indicated:

	At March 31,		At December 31,
	2009	2008	2008
	(In thousands)
Non-covered nonperforming assets
Performing, nonaccrual loans	$27	$1,652	$1,143
Nonperforming, nonaccrual loans	10,943	3,728	8,883

Total nonaccrual loans	10,970	5,380	10,026
Loans 90 days past due and still accruing	777	268	755

Total nonperforming loans	11,747	5,648	10,781

Other real estate owned	4,756	954	3,505

Total	$16,503	$6,602	$14,286

As a percentage of total non-covered loans	0.70%	0.28%	0.61%
Non-covered nonaccrual loans increased $944 thousand during the three months ended March 31, 2009. Twenty five loans comprised the $11.0 million nonaccrual loans as of March 31, 2009. Eleven of those loans were on nonaccrual status throughout the first three months of 2009, while the remaining fourteen loans were placed on nonaccrual status during the three months ended March 31, 2009. The Company actively pursues full collection of nonaccrual loans.
The following is a summary of covered nonperforming loans and covered OREO on the dates indicated:

At March 31,
2009
(In thousands)
Covered nonperforming assets
Performing, nonaccrual loans	$34,437
Nonperforming, nonaccrual loans	3,632

Total nonaccrual loans	38,069
Loans 90 days past due and still accruing	9,866

Total nonperforming loans	47,935

Covered other real estate owned	13,391

Total	$61,326

As a percentage of total covered loans	5.63%
The Company had no restructured loans as of March 31, 2009, December 31, 2008 and March 31, 2008.

The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no “sub-prime” non-covered loans as of March 31, 2009, December 31, 2008 and March 31, 2008. Of the non-covered loans 90 days past due and still accruing at March 31, 2009, $-0- and $381 thousand were non-covered residential real estate loans and non-covered automobile loans, respectively. Delinquent consumer loans on accrual status were as follows:

	At March 31,		At December 31,
	2009	2008	2008
	(In thousands)
Non-covered residential real estate loans:
30-89 days delinquent:
Dollar amount	$3,529	$28	$3,273
Percentage of total residential real estate loans	0.79%	0.01%	0.71%
90 or more days delinquent:
Dollar amount	$-0-	$-0-	$-0-
Percentage of total residential real estate loans	0.00%	0.00%	0.00%

Non-covered automobile loans:
30-89 days delinquent:
Dollar amount	$5,283	$2,523	$5,241
Percentage of total automobile loans	1.14%	0.54%	1.12%
90 or more days delinquent:
Dollar amount	$381	$185	$569
Percentage of total automobile loans	0.08%	0.04%	0.12%
The amount of gross interest income that would have been recorded for nonaccrual loans for the three months ended March 31, 2009, if all such loans had been current in accordance with their original terms, was $767 thousand, compared to $105 thousand and $199 thousand, respectively, for the first and fourth quarters of 2008.
The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three months ended March 31, 2009, totaled $39 thousand, compared to $61 thousand and $199 thousand, respectively, for the first and fourth quarters of 2008. These cash payments represent annualized yields of 0.32% for the first three months of 2009 compared to 4.41% and 5.68%, respectively, for the first and the fourth quarters of 2008.
There were no cash payment received, which were applied against the book balance of nonaccrual loans outstanding at March 31, 2009, March 31, 2008 and December 31, 2008 in the first quarter 2009, the first quarter 2008 and the fourth quarter 2008, respectively.
Management believes the overall credit quality of the non-covered loan portfolio is stable; however, non-covered nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, collateral values or factors particular to the borrower. No assurance can be given that additional increases in non-covered nonaccrual loans will not occur in the future.
[Remainder of this page left intentionally left blank]

Allowance for Credit Losses
The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated:

	Three months ended
	March 31,		December 31,
	2009	2008	2008
	(In thousands)

Balance, beginning of period	$47,563	$55,799	$53,190

Provision for loan losses	1,800	600	900

Loans charged off	(2,928)	(1,537)	(6,881)
Recoveries of previously charged off loans	461	665	354

Net loan losses	(2,467)	(872)	(6,527)

Balance, end of period	$46,896	$55,527	$47,563

Components:
Allowance for loan losses	$43,803	$52,234	$44,470
Reserve for unfunded credit commitments	3,093	3,293	3,093

Allowance for credit losses	$46,896	$55,527	$47,563

Allowance for loan losses / non-covered loans outstanding	1.86%	2.13%	1.87%
The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss sharing coverage relative to covered loan carrying amounts, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and non-classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data. The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $46.9 million allowance for credit losses to be adequate as a reserve against losses as of March 31, 2009.

The following table presents the allocation of the allowance for credit losses:

	At March 31,		At December 31,
	2009		2008

	(In thousands)
	Allocation	Loans as	Allocation	Loans as
	of the	Percent	of the	Percent
	Allowance	of Total	Allowance	of Total
	Balance	Loans	Balance	Loans
Commercial	$22,165	57%	$23,774	57%
Real estate construction	5,241	2%	4,725	2%
Real estate residential	456	19%	367	19%
Consumer	5,619	22%	6,331	22%
Unallocated portion	13,415	—	12,366	—

Total	$46,896	100%	$47,563	100%

The allocation to non-covered loan portfolio segments changed from December 31, 2008 to March 31, 2009. The decrease in allocation for commercial loans was substantially attributable to a lower allocation to municipal loans. The increase in allocation to real estate construction loans reflects an increase in criticized construction loans outstanding, which receive higher allocations due to higher risk attributes, offset in part by lower volumes of non-criticized construction loans and construction loan commitments. The lower allocation for consumer loans was primarily due to a decrease in personal credit lines past due 30 days or more. The unallocated portion of the allowance for credit losses increased $1.0 million from December 31, 2008 to March 31, 2009. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At March 31, 2009 and December 31, 2008, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($3.7 million and $3.4 million, respectively), external competitive issues ($783 thousand and $1.2 million, respectively), internal credit administration considerations ($1.6 million and $1.4 million, respectively), and delinquency and problem loan trends ($4.2 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its loan portfolio, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $12.4 million at December 31, 2008, compared to $13.4 million at March 31, 2009.
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

Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending March 31, 2010. Conversely, using the current composition of the Company’s balance sheet and assuming an increase of 100 bp in the federal funds rate and an increase of 10 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 3.1% of the Company’s most likely net income plan for the twelve months ending March 31, 2010. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management is currently deploying tactics to reduce the “liability sensitivity” of the Company’s balance sheet to a more “neutral” condition where changes in interest rates result in less significant changes in earnings. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
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
Liquidity and Funding
The Company generates significant liquidity from its operating activities. The Company’s profitability during the first quarter of 2009 and 2008 contributed substantial operating cash flows of $63.1 million and $31.6 million, respectively. In the first quarter of 2009, the Company paid $10.4 million in shareholder dividends and used $667 thousand to repurchase and retire common stock. In the first quarter of 2008, the Company paid $9.8 million in shareholder dividends and used $20.2 million to repurchase and retire common stock.
The Company’s routine operating sources of liquidity include investment securities, consumer and other loans, deposits, and other borrowed funds. During the first quarter of 2009, investment securities provided $58.5 million in liquidity from paydowns and maturities, and loans provided $98.1 million in liquidity from scheduled payments and maturities, net of loan fundings. The Company also raised $83.7 million from the issuance of preferred stock to the United States Treasury. The Company projects $87.7 million in additional liquidity from investment security paydowns and maturities in the three months ending June 30, 2009. At March 31, 2009, automobile loans totaled $464.9 million, which were experiencing stable monthly principal payments of approximately $17.2 million during the first quarter of 2009.
During the first quarter of 2009, a portion of the liquidity provided by operating activities, investment securities and loans provided funds to meet a net reduction in deposits totaling $71.3 million and a reduction in short-term borrowed funds, primarily federal funds purchased, which declined $256.6 million.

During the first quarter of 2008, proceeds from maturing investment securities of $89.1 million were only partially reinvested, for a net increase in cash of $85.2 million. This cash inflow, $53.3 million in net loan repayments, and proceeds from sale of Federal Reserve Bank of San Francisco (“FRB”) stock and Visa common stock provided substantial cash to reduce short-term borrowings by $163.3 million.
The Company held $1.4 billion in total investment securities at March 31, 2009. Under certain deposit, borrowing and other arrangements, the Company must hold investment securities as collateral. At March 31, 2009, such collateral requirements totaled approximately $1.2 billion. At March 31, 2009, $436.3 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
At March 31, 2009, $510.9 million in collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. All of the Non Agency CMOs are rated AAA based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC and FNMA MBSs purchased for Community Reinvestment Act investment purposes, the Company has not purchased a CMO or MBS since November 2005. The CMOs and MBSs provided $31.4 million in liquidity from paydowns during the three months ended March 31, 2009. In addition, at March 31, 2009, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $235.0 million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company. The FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) because of disruptions in the credit markets. The TLGP guarantees newly issued senior unsecured debt of banks and certain holding companies in addition to providing full coverage of noninterest bearing deposit transaction accounts. Debt issuance is subject to a maximum amount, and fees for use of the program are assessed on a sliding scale. The Company did not opt out of this program. No senior unsecured debt has been issued by the Company under the TLGP.
The Company anticipates maintaining its cash levels in 2009 mainly through profitability and retained earnings. It is anticipated that loan demand from credit-worthy borrowers will be weak during 2009, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The recent series of reductions in the federal funds rate resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors. Quarterly shareholder dividends are restricted to the quarterly per share amount prior to October 14, 2008 under the terms of the February 13, 2009 issuance of preferred stock to the Treasury.
Westamerica Bancorporation (“the Parent Company”) is a separate entity and apart from Westamerica Bank (“the Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to the Parent Company by the Bank is limited under California law. The amount that can be paid in any calendar year, without prior approval from the state regulatory agency, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. The Company believes that such restriction will not have an impact on the Parent Company’s ability to meet its ongoing cash obligations.
Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income as a percentage of average common stock equity (“return on common equity” or “ROE”) was 27.3% in the first quarter of 2008 and 48.0% in the first quarter of 2009. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $6.8 million in the first quarter of 2008 and $593 thousand in the first quarter of 2009.

The Company paid dividends totaling $9.8 million in the first quarter of 2008 and $10.4 million in the first quarter of 2009, which represent dividends per share of $0.34 and $.36, respectively. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 424 thousand shares of common stock valued at $20.2 million in the first quarter of 2008 and 16 thousand shares valued at $667 thousand in the first quarter of 2009. Share repurchases are restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury.
The Company’s primary capital resource is shareholders’ equity, which increased $137.6 million or 34.5% in the first quarter of 2009 from the first quarter of 2008, primarily due to a $83.7 million in issuance of preferred stock and $52.2 million in profits earned during the quarter, offset by $10.4 million in dividends paid.
The following summarizes the ratios of capital to risk-adjusted assets for the Company on the date indicated:

				Minimum	Well-capitalized by
	At March 31,	At March 31,	At December 31,	Regulatory	Regulatory
	2009	2008	2008	Requirement	Definition

Tier I Capital	10.16%	9.74%	10.47%	4.00%	6.00%
Total Capital	11.38%	11.04%	11.76%	8.00%	10.00%
Leverage ratio	8.14%	6.61%	7.36%	4.00%	5.00%
The risk-based capital ratios increased at March 31, 2009, compared with March 31, 2008, due to increased Tier I Capital resulting from the February 13, 2009 issuance of $83.7 million in preferred stock and increased profitability, partially offset by an increase in risk-weighted assets. The risk-based capital ratios decreased at March 31, 2009, compared with December 31, 2008, due to risk-weighted assets increasing relatively faster than equity capital.
The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the date indicated:

				Minimum	Well-capitalized by
	At March 31,		At December 31,	Regulatory	Regulatory
	2009	2008	2008	Requirement	Definition

Tier I Capital	9.56%	9.78%	9.31%	4.00%	6.00%
Total Capital	10.93%	11.25%	10.78%	8.00%	10.00%
Leverage ratio	7.64%	6.60%	6.52%	4.00%	5.00%
The Company contributed $93.7 million in capital to the Bank during the first quarter of 2009 to maintain the Bank’s “well capitalized” condition following the February 6, 2009 County Bank acquisition. The risk-based capital ratios decreased at March 31, 2009, compared with March 31, 2008, due to risk-weighted assets increasing relatively faster than equity capital. The risk-based capital ratios increased at March 31, 2009, compared with December 31, 2008, due to equity capital increasing relatively faster than risk-weighted assets.
The Company and the Bank intend to maintain regulatory capital in excess of the highest regulatory standard, referred to as “well capitalized”. The Company and the Bank routinely project capital levels by analyzing forecasted earnings, credit quality, securities valuations, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections the Company and the Bank expect to maintain regulatory capital levels exceeding the “well capitalized” standard and pay quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be undertaken with the approval of the Company’s Board of Directors. Interest rate risk as discussed above is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company’s business activities.

Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Due to the nature of the banking business, the Bank is at times party to various legal actions; generally such actions are of a routine nature and arise in the normal course of business of the Subsidiary Bank. The Bank is not a party to any pending or threatened legal action that, if determined adversely to the Bank, is likely in Management’s opinion to have a material adverse effect on the Bank’s financial condition or results of operations.
Item 1A. Risk Factors
There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2009.

			(c)	(d)
			Total	Maximum
			Number	Number
			of Shares	of Shares
		(b)	Purchased	that May
	(a)	Average	as Part of	Yet Be
	Total	Price	Publicly	Purchased
	Number of	Paid	Announced	Under the
	Shares	per	Plans	Plans or
Period	Purchased	Share	or Programs*	Programs
(In thousands, except per share data)
January 1 through January 31	9	$42.03	9	1,968
February 1 through February 28	5	$41.06	5	1,963
March 1 through March 31	2	$40.42	2	1,961

Total	16	$41.58	16	1,961

*
Includes 2 thousand, 2 thousand and 2 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
Shares were repurchased during the first quarter of 2009 pursuant to a program approved by the Board of Directors on August 28, 2008 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2009.
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
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
(a) The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

Exhibit 3(b):	By-laws, as amended (composite copy)

Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
WESTAMERICA BANCORPORATION
(Registrant)

/s/ JOHN “ROBERT” THORSON John “Robert” Thorson
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)
Date: May 8, 2009

EXHIBIT INDEX

Exhibit 3(b):	By-laws, as amended (composite copy)

Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002