Form 10-Q
period 2009-06-30
WESTAMERICA BANCORPORATION
filed 2009-07-27
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 17, 2009

Common Stock, No Par Value	29,212,165

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
These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current difficulties in the national and California economies and the effects of federal and state government efforts to address those difficulties; (2) continued low liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to, stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses including the recent acquisition of County Bank from the Federal Deposit Insurance Corporation ; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) significantly increasing competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; and (12) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2008, for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements
WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At June 30,		At December 31,
	2009	2008	2008
	(In thousands)
Assets:
Cash and cash equivalents	$168,777	$134,094	$138,883
Money market assets	514	338	341
Investment securities available for sale	407,127	391,028	288,454
Investment securities held to maturity, with market values of:
$830,861 at June 30, 2009	830,618
$975,245 at June 30, 2008		978,298
$950,210 at December 31, 2008			949,325
Non-covered loans	2,322,005	2,431,011	2,382,426
Allowance for loan losses	(43,122)	(50,964)	(44,470)

Non-covered loans, net of allowance for loan losses	2,278,883	2,380,047	2,337,956
Covered loans	1,031,643	—	—

Total loans	3,310,526	2,380,047	2,337,956
Non-covered other real estate owned	4,715	920	3,505
Covered other real estate owned	13,691	—	—
Premises and equipment, net	26,490	27,460	27,351
Identifiable intangibles	39,934	16,784	15,208
Goodwill	121,699	121,719	121,699
Interest receivable and other assets	269,504	138,180	150,212

Total Assets	$5,193,595	$4,188,868	$4,032,934

Liabilities:
Deposits:
Noninterest bearing	$1,334,871	$1,195,004	$1,158,632
Interest bearing:
Transaction	716,706	527,109	525,153
Savings	968,408	754,677	745,496
Time	1,137,152	686,702	665,773

Total deposits	4,157,137	3,163,492	3,095,054
Short-term borrowed funds	316,466	514,131	457,275
Federal Home Loan Bank advances	86,338	—	—
Debt financing and notes payable	26,564	36,699	26,631
Liability for interest, taxes and other expenses	47,859	64,101	44,122

Total Liabilities	4,634,364	3,778,423	3,623,082

Shareholders’ Equity:
Preferred stock, authorized - 1,000,000 shares
Issued and outstanding:
83,726 at June 30, 2009	82,611	—	—
Common stock, authorized - 150,000 shares
Issued and outstanding:
29,214 at June 30, 2009	365,355
28,889 at June 30, 2008		348,748
28,880 at December 31, 2008			352,265
Deferred compensation	2,485	2,409	2,409
Accumulated other comprehensive income	1,747	1,074	1,040
Retained earnings	107,033	58,214	54,138

Total Shareholders’ Equity	559,231	410,445	409,852

Total Liabilities and Shareholders’ Equity	$5,193,595	$4,188,868	$4,032,934

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest Income:
Loans	$49,523	$37,274	$94,618	$76,006
Money market assets and funds sold	1	1	2	2
Investment securities available for sale
Taxable	2,556	2,312	4,423	5,424
Tax-exempt	1,983	2,630	3,855	5,320
Investment securities held to maturity
Taxable	3,569	4,827	8,359	10,010
Tax-exempt	5,440	5,611	11,000	11,287

Total Interest Income	63,072	52,655	122,257	108,049

Interest Expense:
Transaction deposits	293	347	498	799
Savings deposits	1,059	1,105	1,959	2,435
Time deposits	3,116	3,873	5,795	9,419
Short-term borrowed funds	568	2,483	1,063	7,405
Federal Home Loan Bank advances	288	—	419	—
Notes payable	421	578	844	1,156

Total Interest Expense	5,745	8,386	10,578	21,214

Net Interest Income	57,327	44,269	111,679	86,835
Provision for Loan Losses	2,600	600	4,400	1,200

Net Interest Income After Provision For Loan Losses	54,727	43,669	107,279	85,635

Noninterest Income:
Service charges on deposit accounts	9,116	7,529	17,538	14,825
Merchant credit card	2,223	2,712	4,655	5,292
Debit card	1,323	978	2,389	1,882
Trust fees	373	377	737	680
Financial services commissions	137	274	291	504
Other	3,214	2,465	5,900	4,832
FAS 141R gain	—	—	48,844	—
Securities impairment	—	(18,178)	—	(18,178)
Gain on sale of Visa common stock	—	—	—	5,698

Total Noninterest Income (Loss)	16,386	(3,843)	80,354	15,535

Noninterest Expense:
Salaries and related benefits	17,448	13,065	33,819	26,049
Occupancy	5,413	3,443	10,823	6,833
Outsourced data processing services	2,378	2,105	4,482	4,225
Amortization of identifiable intangibles	1,695	788	3,380	1,646
Furniture and equipment	1,607	1,001	2,829	1,922
Courier service	994	824	1,892	1,653
Professional fees	779	683	1,667	1,219
FDIC insurance assessments	3,221	133	3,378	228
Other	5,131	4,295	10,519	7,956
Visa litigation expense	—	—	—	(2,338)

Total Noninterest Expense	38,666	26,337	72,789	49,393

Income Before Income Taxes	32,447	13,489	114,844	51,777
Provision for income taxes	9,264	1,287	38,836	12,797

Net Income	23,183	12,202	76,008	38,980
Preferred stock dividends and discount accretion	1,107	—	1,685	—

Net Income Applicable to Common Equity	$22,076	$12,202	$74,323	$38,980

Average Common Shares Outstanding	29,126	28,916	29,002	28,888
Diluted Average Common Shares Outstanding	29,403	29,392	29,254	29,301
Per Common Share Data:
Basic earnings	$0.76	$0.42	$2.56	$1.35
Diluted earnings	0.75	0.42	2.54	1.33
Dividends paid	0.35	0.35	0.71	0.69
See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Common				Accumulated
	Shares	Preferred	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands)

Balance, December 31, 2007	29,018	—	$334,211	$2,990	$(4,520)	$61,922	$394,603
Comprehensive income
Net income for the period						38,980	38,980
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale					5,576		5,576
Post-retirement benefit transition obligation amortization					18		18

Total comprehensive income							44,574
Exercise of stock options	453		18,587				18,587
Stock option tax benefits			896				896
Restricted stock activity	11		1,261	(581)			680
Stock based compensation			672				672
Stock awarded to employees	3		142				142
Purchase and retirement of stock	(596)		(7,021)			(22,697)	(29,718)
Dividends						(19,991)	(19,991)

Balance, June 30, 2008	28,889	—	$348,748	$2,409	$1,074	$58,214	$410,445

Balance, December 31, 2008	28,880	—	$352,265	$2,409	$1,040	$54,138	$409,852
Comprehensive income
Net income for the period						76,008	76,008
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale					689		689
Post-retirement benefit transition obligation amortization					18		18

Total comprehensive income							76,715
Issuance of preferred stock and related warrants		82,519	1,207				83,726
Preferred stock dividends and discount accretion		92				(1,685)	(1,593)
Exercise of stock options	350		9,070				9,070
Stock option tax benefits			2,179				2,179
Restricted stock activity	7		251	76			327
Stock based compensation			594				594
Stock awarded to employees	1		62				62
Purchase and retirement of stock	(24)		(273)			(814)	(1,087)
Dividends						(20,614)	(20,614)

Balance, June 30, 2009	29,214	$82,611	$365,355	$2,485	$1,747	$107,033	$559,231

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2009	2008
	(In thousands)
Operating Activities:
Net income	$76,008	$38,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	533	4,654
Loan loss provision	4,400	1,200
Net amortization of deferred loan cost	124	87
(Increase) decrease in interest income receivable	(3,306)	2,297
FAS 141R gain	(48,844)	—
Decrease (Increase) in other assets	55,701	(3,359)
Decrease in income taxes payable	(7,366)	(2,845)
Increase (decrease) in interest expense payable	275	(2,066)
Increase in other liabilities	11,316	3,278
Stock option compensation expense	594	672
Stock option tax benefits	(2,179)	(896)
Impairment of investment securities	—	18,178
Gain on sale of Visa common stock	—	(5,698)
Writedown of property and equipment	—	9
Originations of loans for resale	(68)	(877)
Net proceeds from sale of loans originated for resale	70	884
Net gain on sale of property acquired in satisfaction of debt	(166)	0
Writedown of property acquired in satisfaction of debt	83	0

Net Cash Provided by Operating Activities	87,175	54,498

Investing Activities:
Net repayments of loans	188,361	68,824
Proceeds from FDIC loss-sharing receivable	6,421	—
Purchases of investment securities available for sale	—	(5,566)
Proceeds from maturity/calls of securities available for sale	53,289	139,285
Proceeds from maturity/calls of securities held to maturity	121,708	66,990
Purchases of FRB/FHLB* securities	—	(77)
Proceeds from sale of FRB/FHLB* stock	1,502	11,325
Proceeds from sale of Visa common stock	—	5,698
Proceeds from sale of property acquired in satisfaction of debt	5,557	—
Purchases of property, plant and equipment	(566)	(581)
Net cash acquired from acquisitions	44,397	—

Net Cash Provided by Investing Activities	420,669	285,898

Financing Activities:
Net decrease in deposits	(168,279)	(101,298)
Net decrease in short-term borrowings	(381,808)	(284,468)
Repayments of notes payable and debt financing	(67)	(74)
Exercise of stock options	9,070	18,587
Proceeds from issuance of preferred stock	83,726	—
Stock option tax benefits	2,179	896
Repurchases/retirement of stock	(1,087)	(29,718)
Dividends paid	(20,614)	(19,991)
Preferred dividends	(1,070)	—

Net Cash Used in Financing Activities	(477,950)	(416,066)

Net Increase (Decrease) In Cash and Cash Equivalents	29,894	(75,670)

Cash and Cash Equivalents at Beginning of Period	138,883	209,764

Cash and Cash Equivalents at End of Period	$168,777	$134,094

Supplemental Cash Flow Disclosures:
Loan collateral transferred to other real estate owned	$14,668	$307
Unrealized gain on securities available for sale, net	689	5,576
Interest paid for the period	14,413	23,280
Income tax payments for the period	19,144	15,642
Acquisitions:
Assets acquired	$1,624,464	—
Liabilities assumed	1,575,620	—

Net	48,844	—

*	Federal Reserve Bank/Federal Home Loan Bank (“FRB/FHLB”)
See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
As described in Note 3 below, Westamerica Bank (“Bank”) acquired County Bank on February 6, 2009. The acquired assets and assumed liabilities of County Bank were measured at estimated fair values, as required by FASB Statement No. 141 (revised 2007), Business Combination (“FAS 141R”). Management made significant estimates and exercised significant judgment in accounting for the acquisition of County Bank. Management judgmentally assigned risk ratings to loans. The assigned risk ratings, appraised collateral values, expected cash flows, and statistically derived loss factors were used to measure fair values for loans. Repossessed loan collateral was primarily valued based upon appraised collateral values. Due to the loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”), the Bank recorded a receivable from the FDIC equal to 80 percent of the loss estimates embedded in the fair values of loans and repossessed loan collateral. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of County Bank based on an appraisal performed by an independent third party. In determining the value of the identifiable intangible asset, the third-party appraiser used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings which were purchased and assumed from County Bank.
Newly Adopted Accounting Policies
Purchased loans. Purchased loans acquired in a business combination, which include loans purchased in the County Bank acquisition, are recorded at estimated fair value on their purchase date but the purchaser cannot carryover the related allowance for loan losses. Purchased loans are accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccural status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of SOP 03-3. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Covered loans. Loans covered under loss sharing or similar credit protection agreements with the FDIC are reported in loans exclusive of the expected reimbursement cash flows from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected results in a provision for loan losses and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss impacting earnings. Interest is accrued daily on the outstanding principal balances. Covered loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on covered loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements of such accrued interest. In addition, some covered loans secured by real estate with temporarily impaired values and covered commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status (“covered performing nonaccrual loans”) even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Covered performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.
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
On January 1, 2009, the Company adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 changes disclosure requirements for derivative instruments and hedging activities. The Statement requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. The Company had no derivative instruments designated as hedges as of June 30, 2009.
On January 1, 2009, the Company adopted the provisions of FASB Staff Position (FSP) No. FAS 157-2 relating to the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FAS 157, Fair Value Measurements. The adoption of the FSP did not have any effect on the Company’s financial statement at the date of adoption.
On June 30, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of the FSP did not have any effect on the Company’s financial statement at the date of adoption.
On June 30, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of the FSP did not have any effect on the Company’s financial statement at the date of adoption.

On June 30, 2009, the Company adopted FSP, FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of the FSPs did not have any effect on the Company’s financial statements at the date of adoption.
On June 30, 2009, the Company adopted FASB Statement No. 165, Subsequent Events. The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through July 24, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued FASB Statement No. 166 (“FAS 166”), Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 and FASB Statement No. 167 (“FAS 167”), Amendments to FASB Interpretation No. 46(R).
FAS 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.
FAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.
Both Statements must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Statements to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.
Note 3: Federally Assisted Acquisition of County Bank
On February 6, 2009, Westamerica Bank purchased substantially all the assets and assumed substantially all the liabilities of County Bank from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of County Bank. County Bank operated 39 commercial banking branches primarily within California’s central valley region between Sacramento and Fresno. The FDIC took County Bank under receivership upon County Bank’s closure by the California Department of Financial Institutions at the close of business February 6, 2009. Westamerica Bank submitted a bid for the acquisition of County Bank with the FDIC on February 3, 2009. The FDIC approved Westamerica Bank’s bid upon reviewing three competing bids and determining Westamerica Bank’s bid would be the least costly to the Deposit Insurance Fund. Westamerica Bank’s bid included the purchase of substantially all County Bank assets at a cost of assuming all County Bank deposits and certain other liabilities. No cash or other consideration was paid by Westamerica Bank. Further, Westamerica Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at February 6, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $269 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $129 million at the time of acquisition. The Bank has identified $47 million in net losses to submit to the FDIC under such loss-sharing agreements during the period from February 6, 2009 through June 30, 2009.

The County Bank acquisition was accounted for under the purchase method of accounting in accordance with FAS 141R. The statement of net assets acquired as of February 6, 2009 and the resulting bargain purchase gain are presented in the following table. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values becomes available. A “bargain purchase” gain totaling $48.8 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The acquisition resulted in a gain due to County Bank’s impaired capital condition at the time of the acquisition. The operations of County Bank provided revenue of $28.7 million and net income of $4.8 million for the period of February 6, 2009 to June 30, 2009, and is included in the consolidated financial statements. County Bank’s results of operations prior to the acquisition are not included in Westamerica’s statement of income.
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

The pro forma consolidated condensed statements of income for Westamerica Bancorporation and County Bank for the six months ended June 30, 2009 and 2008, and the year ended December 31, 2008 are presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.
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

	Six months ended June 30, 2009				Six months ended June 30, 2008
			Pro Forma	Pro Forma			Proforma	Pro Forma
	Westamerica	County Bank	Adjustments	Combined	Westamerica	County Bank	Adjustments	Combined
	(In thousands exept per share data)				(In thousands exept per share data)
Interest Income	$102,974	$39,763	$(2,790)	$139,947	$108,049	$62,644	$(2,790)	$167,903
Interest Expense	5,741	11,218	(5,412)	11,547	21,214	22,605	(5,412)	38,407

Net Interest Income	97,233	28,545	2,622	128,400	86,835	40,039	2,622	129,496
Provision for Credit Losses	4,400	11,734	—	16,134	1,200	15,327	—	16,527

Net Interest Income after Provision for Credit Losses	92,833	16,811	2,622	112,266	85,635	24,712	2,622	112,969
Noninterest Income	27,226	8,799	48,844	84,869	15,535	7,212	48,844	71,591
Noninterest Expense	52,411	24,746	2,790	79,947	49,393	51,172	2,790	103,355

Income (Loss) Before Taxes	67,648	864	48,676	117,188	51,777	(19,248)	48,676	81,205
Income Tax Provision (Benefit)	25,030	364	20,468	45,862	12,797	(10,172)	20,468	23,093

Net Income (Loss)	$42,618	$500	$28,208	$71,326	$38,980	$(9,076)	$28,208	$58,112

Net Income (Loss) Applicable to Common Equity	$40,933	$500	$28,208	$69,641	$38,980	$(9,076)	$28,208	$58,112

Earnings (Loss) Per Common Share	$1.41	$0.02	$0.97	$2.40	$1.35	$(0.31)	$0.98	$2.01
Diluted Earnings (Loss) Per Common Share	1.40	0.02	0.96	2.38	1.33	(0.31)	0.96	1.98

Average Common Shares Outstanding	29,002				28,888
Diluted Average Common Shares Outstanding	29,254				29,301

	Year ended December 31, 2008
			Pro Forma	Pro Forma
	Westamerica	County Bank	Adjustments	Combined
	(In thousands exept per share data)
Interest Income	$208,469	$117,175	$(4,477)	$321,167
Interest Expense	33,243	40,462	(9,717)	63,988

Net Interest Income	175,226	76,713	5,240	257,179
Provision for Credit Losses	2,700	55,370	—	58,070

Net Interest Income after Provision for Credit Losses	172,526	21,343	5,240	199,109
Noninterest (Loss) Income	(2,056)	5,775	48,844	52,563
Noninterest Expense	100,761	115,774	5,989	222,524

Income (Loss) Before Taxes	69,709	(88,656)	48,095	29,148
Income Tax Provision	9,874	7,381	20,224	37,479

Net Income (Loss)	$59,835	$(96,037)	$27,871	$(8,331)

Net Income (Loss) Applicable to Common Equity	$59,835	$(96,037)	$27,871	$(8,331)

Earnings (Loss) Per Common Share	$2.07	$(3.32)	$0.96	$(0.29)
Diluted Earnings (Loss) Per Common Share	2.04	(3.28)	0.95	(0.28)
Note 4: Investment Securities
The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of June 30, 2009 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(In thousands)
U.S. Treasury securities	$3,007	$36	$—	$3,043
Securities of U.S. Government sponsored entities	1,016	50	—	1,066
Mortgage-backed securities	158,096	1,567	(209)	159,454
Obligations of States and political subdivisions	171,539	3,874	(1,381)	174,032
Collateralized mortgage obligations	56,327	622	(593)	56,356
Asset-backed securities	9,999	0	(2,395)	7,604
FHLMC and FNMA stock	824	655	(3)	1,476
Other securities	2,778	1,382	(64)	4,096

Total	$403,586	$8,186	$(4,645)	$407,127

12-A

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of June 30, 2009 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(In thousands)
Securities of U.S. Government sponsored entities	$45,000	$385	$—	$45,385
Mortgage-backed securities	72,502	1,398	(3)	73,897
Obligations of States and political subdivisions	536,938	8,160	(4,272)	540,826
Collateralized mortgage obligations	176,178	3,679	(9,104)	170,753

Total	$830,618	$13,622	$(13,379)	$830,861

The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2008 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(In thousands)
U.S. Treasury securities	$3,014	$68	$—	$3,082
Securities of U.S. Government sponsored entities	11,019	71	(13)	11,077
Mortgage-backed securities	40,302	941	(3)	41,240
Obligations of States and political subdivisions	156,602	5,042	(598)	161,046
Collateralized mortgage obligations	61,565	143	(1,857)	59,851
Asset-backed securities	9,999	—	(3,552)	6,447
FHLMC and FNMA stock	824	—	(3)	821
Other securities	2,778	2,222	(110)	4,890

Total	$286,103	$8,487	$(6,136)	$288,454

During 2008, the Company recognized $62.7 million in loss on the sale of securities and other than temporary charges on FHLMC and FNMA stock and other securities.
The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2008 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(In thousands)
Securities of U.S. Government sponsored entities	$110,000	$1,731	$—	$111,731
Mortgage-backed securities	85,676	867	(299)	86,244
Obligations of States and political subdivisions	545,237	12,983	(2,875)	555,345
Collateralized mortgage obligations	208,412	1,744	(13,266)	196,890

Total	$949,325	$17,325	$(16,440)	$950,210

12-B

The amortized cost and estimated market value of securities as of June 30, 2009, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$8,700	$8,761	$51,393	$51,811
1 to 5 years	76,057	78,019	45,706	46,668
5 to 10 years	69,255	70,488	414,208	417,586
Over 10 years	31,550	28,477	70,631	70,146

Subtotal	185,562	185,745	581,938	586,211
Mortgage-backed	214,422	215,810	248,680	244,650
Other securities	3,602	5,572	—	—

Total	$403,586	$407,127	$830,618	$830,861

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At June 30, 2009 and December 31, 2008, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of June 30, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Mortgage-backed securities	$39,588	$(208)	$420	$(1)	$40,008	$(209)
Obligations of States and political subdivisions	25,724	(841)	9,365	(540)	35,089	(1,381)
Collateralized mortgage obligations	6,383	(59)	15,040	(534)	21,423	(593)
Asset-backed securities	—	—	7,604	(2,395)	7,604	(2,395)
FHLMC and FNMA stock	—	—	2	(3)	2	(3)
Other securities	—	—	1,936	(64)	1,936	(64)

Total	$71,695	$(1,108)	$34,367	$(3,537)	$106,062	$(4,645)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of June 30, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Mortgage-backed securities	$3,916	$(3)	$—	$—	$3,916	$(3)
Obligations of States and political subdivisions	56,558	(1,360)	64,629	(2,912)	121,187	(4,272)
Collateralized mortgage obligations	4,120	(4)	38,439	(9,100)	42,559	(9,104)

Total	$64,594	$(1,367)	$103,068	$(12,012)	$167,662	$(13,379)

12-C

The unrealized losses on the Company’s investments in collateralized mortgage obligations and asset backed securities were caused by market conditions for these types of investments. The Company evaluates these securities on a quarterly basis including changes in security ratings issued by ratings agencies, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be AAA rated by one or more major rating agencies. Because the Company does not intend to sell or be required to sell these securities and we expect to recover the amortized cost basis of the securities, the Company does not consider those investments to be other-than temporarily impaired as of June 30, 2009.
The unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by conditions in the municipal securities markets and certain securities being insured by one of the monoline insurance companies. The Company evaluates these securities quarterly to determine if a change in security rating has occurred or the municipality has experienced any financial difficulties. Substantially all of these securities continue to be investment grade rated. Because the Company believes that it will collect all principal and interest due and does not intend to sell or be required to sell the securities, the Company does not consider those investments to be other-than-temporarily impaired as of June 30, 2009.
The fair values of the investment securities could decline in the future if the overall general economy continues to deteriorate and the liquidity for asset backed securities remains low. As a result, it is reasonably possible that other than temporary impairments may occur in the future given the current economic environment.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Securities of U.S. Government sponsored entities	$9,988	$(13)	$—	$—	$9,988	$(13)
Mortgage-backed securities	—	—	1,680	(3)	1,680	(3)
Obligations of States and political subdivisions	8,817	(470)	2,171	(128)	10,988	(598)
Collateralized mortgage obligations	11,527	(595)	25,085	(1,262)	36,612	(1,857)
Asset-backed securities	—	—	6,447	(3,552)	6,447	(3,552)
HLMC and FNMA stock	3	(3)	—	—	3	(3)
Other securities	—	—	1,890	(110)	1,890	(110)

Total	$30,335	($1,081)	$37,273	($5,055)	$67,608	($6,136)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Mortgage backed securities	$22,401	$(286)	$3,886	$(13)	$26,287	$(299)
Obligations of States and political subdivisions	73,205	(2,846)	4,713	(29)	77,918	(2,875)
Collateralized mortgage obligations	40,379	(10,925)	24,037	(2,341)	64,416	(13,266)

Total	$135,985	($14,057)	$32,636	($2,383)	$168,621	($16,440)

12-D

Note 5: Loans
A summary of the major categories of non-covered and covered loans outstanding is shown in the following tables:

	At June 30,		At December 31,
	2009	2008	2008
	(In thousands)
Non-covered loans:
Commercial	$511,487	$539,075	$524,786
Commercial real estate	827,580	841,044	817,423
Construction	41,892	70,651	52,664
Residential real estate	424,162	463,307	458,447
Consumer installment & other	516,884	516,934	529,106

	2,322,005	2,431,011	2,382,426
Allowance for loan losses	(43,122)	(50,964)	(44,470)

	$2,278,883	$2,380,047	$2,337,956

The carrying amount of the covered loans at June 30, 2009, consisted of loans accounted for in accordance with SOP 03-3 (“SOP 03-3 loans”) and loans not subject to SOP 03-3 (“Non SOP 03-3 loans”) in the following table.

		Non SOP 03-3	Total Covered
	SOP 03-3 Loans	Loans	Loans
	(In thousands)
Covered loans:
Commercial	$6,996	$343,393	$350,389
Commercial real estate	35,803	499,317	535,120
Construction	11,015	13,883	24,898
Residential real estate	140	6,151	6,291
Consumer installment & other	422	114,523	114,945

Total loans	$54,376	$977,267	$1,031,643

The following table represents the Non SOP 03-3 loans receivable at the acquisition date of February 6, 2009. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond. (In thousands)

Gross contractual loan principal payment receivable	$1,151,844
Estimate of contractual principal not expected to be collected	(57,701)

Fair value of Non SOP 03-3 loans receivable	$1,108,605

The Company applied the cost recovery method to loans subject to SOP 03-3 at the acquisition date of February 6, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table. (In thousands)

Contractually required payments receivable (including interest)	$210,561
Nonaccretable difference	(144,813)

Cash flows expected to be collected	65,748
Accretable difference	—

Fair value of loans acquired	$65,748

Changes in the carrying amount of loans subject to SOP 03-3 were as follows for the quarter ended June 30, 2009. (In thousands)

Carrying amount at the beginning of the period	$56,234
Reductions during the period	(1,858)

Carrying amount at the end of the period	$54,376

Acquired loans within the scope of SOP 03-3 had an unpaid principal balance (less prior charge-offs) of $164 million and $105 million at February 6, 2009 and June 30, 2009, respectively.
There were no loans held for sale at June 30, 2009, June 30, 2008 and December 31, 2008.
Note 6: Goodwill and Other Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three months ended June 30, 2009 and June 30, 2008. The changes in the carrying value of goodwill were (In thousands):

December 31, 2007	$121,719
—

June 30, 2008	$121,719

December 31, 2008	$121,699
—

June 30, 2009	$121,699

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the six months ended June 30, 2009 and June 30, 2008, no such adjustments were recorded. The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30,
	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Core Deposit Intangibles	$52,490	$(16,307)	$24,383	$(12,426)

Merchant Draft Processing Intangible	10,300	(6,549)	10,300	(5,473)

Total Identifiable Intangible Assets	$62,790	$(22,856)	$34,683	$(17,899)

As of June 30, 2009, the current year and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
Six months ended June 30, 2009 (actual)	$2,880	$500	$3,380
Estimate for year ended December 31,
2009	5,734	962	6,696
2010	5,534	774	6,308
2011	4,954	624	5,578
2012	4,497	500	4,997
2013	3,957	400	4,357
2014	3,621	324	3,945
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
The following table sets forth the net periodic post-retirement benefit costs:

	For the six months ended
	At June 30,
	2009	2008
	(In thousands)
Service cost	$(158)	$(200)
Interest cost	110	132
Amortization of unrecognized transition obligation	30	30

Net periodic cost	$(18)	$(38)

The Company does not fund plan assets for any post-retirement benefit plans.
Note 8: Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $394.9 million and $350.8 million at June 30, 2009 and December 31, 2008, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $30.8 million and $29.0 million at June 30, 2009 and December 31, 2008, respectively. The Company also had commitments for commercial and similar letters of credit of $184 thousand and $1.7 million at June 30, 2009 and December 31, 2008, respectively.

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
On October 27, 2008, Visa announced that it had reached a settlement with Discover Financial Services related to an antitrust lawsuit that existed at the time of Visa’s restructuring requiring the payment of the settlement to be funded from the litigation settlement escrow. On December 22, 2008, Visa announced that it had funded its litigation settlement escrow in an amount sufficient to meet such litigation obligation pursuant to Visa’s amended and restated Certificate of Incorporation approved by Visa’s shareholders on December 16, 2008. As such, the Company did not record a liability for this settlement. On July 16, 2009, Visa announced that it had deposited $700 million into the litigation escrow account previously established under Visa’s retrospective responsibility plan. As a result, the Company’s conversion rate applicable to the Company’s Visa Class B common stock (stock) has decreased from 0.6296 to 0.5824. The Company had no previously recorded liabilities related to any outstanding lawsuits requiring reversal, and therefore the funding of the litigation escrow by decreasing the conversion rate of the Company’s stock did not have any impact on the Company’s income statement.
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

Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At June 30, 2009
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Available for sale securities	$407,127	$7,745	$399,382	$0

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at quarter end.

	At June 30, 2009
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Non-covered other real estate owned (1)	$1,891	$—	$1,891	$—
Non-covered impaired loans (2)	3,971	—	3,971	—

Total assets measured at fair value on a nonrecurring basis	$5,862	$—	$5,862	$—

(1)	Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

(2)
Represents carrying value of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FAS 114 where a specific reserve has been established.

Disclosures about Fair Value of Financial Instruments
The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. The values assigned do not necessarily represent amounts which ultimately may be realized. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. Such financial instruments and their estimated fair values were:

	At June 30, 2009
	Book Value	Fair Value
	(In thousands)
Cash and cash equivalents	$168,777	$168,777
Money market assets	514	514
Interest and taxes receivable	50,653	50,653
Noninterest bearing and interest-bearing transaction and savings deposits	3,019,985	3,019,985
Federal funds purchased	98,600	98,600
Sweep accounts	116,154	116,154
Interest payable	2,515	2,515
The fair values of investment securities were estimated using quoted prices as described above for Level 1 and Level 2 valuation in accordance with FAS 157:

	At June 30, 2009
	Book Value	Fair Value
	(In thousands)
Investment securities available for sale	$407,127	$407,127
Investment securities held to maturity	830,618	830,861
The fair values of FHLB advances, term repurchase agreements, and notes payable were estimated by using interpolated yields for financial instruments with similar characteristics. Such financial instruments and their estimated fair values were:

	At June 30, 2009
	Book Value	Fair Value
	(In thousands)
Federal Home Loan Bank advances	$86,338	$86,709
Term repurchase agreements	101,712	100,428
Senior notes payable	15,000	13,514
Subordinated notes	11,564	9,392

Non-covered loans were separated into two groups for valuation. Variable rate non-covered loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate non-covered loans and variable rate non-covered loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $43.1 million was applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. Covered loans were recorded at fair value upon acquisition on February 6, 2009. Fair value discounts were primarily due to credit default risk which, in Management’s opinion, has not changed significantly since February 6, 2009. Variable rate covered loans which reprice frequently with changes in market rates were valued at carrying value. Fixed rate covered loans were valued using credit default estimates assigned on February 6, 2009 and discounting estimated cash flows at current market rates. The book values and the estimated fair values of loans were:

	At June 30, 2009
	Book Value	Fair Value
	(In thousands)
Non-covered loans	$2,322,005	$2,296,093
Covered loans	1,031,643	1,018,990
The fair values of FDIC receivables and time deposits were estimated by discounting estimated future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values were:

	At June 30, 2009
	Book Value	Fair Value
	(In thousands)
FDIC receivables	$122,541	$122,116
Time deposits	1,137,152	1,128,999
The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.
Note 10: Shareholders’ Equity
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

Note 11: Earnings Per Common Share
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Weighted average number of common shares outstanding — basic	29,126	28,916	29,002	28,888

Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	277	476	252	413

Weighted average number of common shares outstanding — diluted	29,403	29,392	29,254	29,301

Net income applicable to common equity	$22,076	$12,202	$74,323	$38,980

Basic earnings per common share	$0.76	$0.42	$2.56	$1.35

Diluted earnings per common share	0.75	0.42	2.54	1.33
For the three months ended June 30, 2009, options and warrants to purchase 486 thousand and 247 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the six months ended June 30, 2009, options and warrants to purchase 971 thousand and 247 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because they were anti-dilutive. For the three months and six months ended June 30, 2008, options to purchase -0- thousand and 635 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because they were anti-dilutive.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net Interest Income (FTE)*	$62,318	$49,731	$121,677	$97,713
Provision for Loan Losses	2,600	600	4,400	1,200
Noninterest Income:
Gain on sale of Visa common stock	—	—	—	5,698
Net loss from equity securities	—	(18,178)	—	(18,178)
FAS 141R gain	—	—	48,844	—
Deposit service charges and other	16,386	14,335	31,510	28,015

Total Noninterest Income (Loss)	16,386	(3,843)	80,354	15,535
Noninterest Expense:
Visa litigation	—	—	—	(2,338)
Other	38,666	26,337	72,789	51,731

Total Noninterest Expense	38,666	26,337	72,789	49,393

Income before income taxes (FTE)*	37,438	18,951	124,842	62,655
Provision for income taxes (FTE)*	14,255	6,749	48,834	23,675

Net Income	23,183	12,202	76,008	38,980
Preferred stock dividends and discount accretion	1,107	—	1,685	—

Net Income Applicable to Common Equity	$22,076	$12,202	$74,323	$38,980

Average Common Shares Outstanding	29,126	28,916	29,002	28,888
Diluted Average Common Shares Outstanding	29,403	29,392	29,254	29,301
Common Shares Outstanding at Period End	29,214	28,889	29,214	28,889

As Reported:
Basic Earnings Per Common Share	$0.76	$0.42	$2.56	$1.35
Diluted Earnings Per Common Share	0.75	0.42	2.54	1.33
Return On Assets	1.68%	1.15%	2.92%	1.80%
Return On Common Equity	19.03%	11.90%	33.06%	19.44%
Net Interest Margin (FTE)*	5.34%	5.16%	5.35%	4.97%
Net Loan Losses to Average Non-Covered Loans	0.56%	0.31%	0.49%	0.22%
Efficiency Ratio**	49.1%	57.4%	36.0%	43.6%

Average Balances:
Total Assets	$5,265,101	$4,257,325	$5,133,941	$4,345,630
Earning Assets	4,678,615	3,865,110	4,577,554	3,946,665
Total Gross Loans	3,383,654	2,439,062	3,260,483	2,458,364
Total Deposits	4,202,607	3,183,812	4,033,461	3,198,079
Shareholders’ Equity	547,816	412,263	516,608	403,268

Balances at Period End:
Total Assets	$5,193,595	$4,188,868
Earning Assets	4,591,907	3,800,675
Total Gross Loans	3,353,648	2,431,011
Total Deposits	4,157,137	3,163,492
Shareholders’ Equity	559,231	410,445

Financial Ratios at Period End:
Allowance for Loan Losses to Non-Covered Loans	1.86%	2.10%
Book Value Per Common Share	$16.31	$14.21
Equity to Assets	10.77%	9.80%
Total Capital to Risk Adjusted Assets	15.85%	11.51%

Dividends Paid Per Common Share	$0.35	$0.35	$0.71	$0.69
Common Dividend Payout Ratio	47%	83%	28%	52%
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Westamerica Bancorporation and subsidiaries (the “Company”) reported second quarter 2009 net income applicable to common equity of $22.1 million or $0.75 diluted earnings per common share. In the second quarter 2009, results include operating results for the acquired County Bank and a significant increase in FDIC insurance assessments. These results compare to net income applicable to common equity of $12.2 million or $0.42 diluted earnings per common share for the same period of 2008. In the second quarter of 2008, the Company recognized a $10.5 million after-tax or $0.35 diluted earnings per share securities impairment of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) preferred stock held in its available for sale investment portfolio.
The Company reported net income applicable to common equity of $74.3 million or $2.54 diluted earnings per common share for the six months ended June 30, 2009, compared with $39.0 million or $1.33 diluted earnings per common share for the same period of 2008. The first half of 2009 included a $48.8 million FAS 141R gain resulting from the acquisition of County Bank (“County”) which increased net income by $28.3 million and earnings per diluted common share by $0.98 The first quarter of 2008 included the $10.5 million after-tax impairment in the value of FHLMC and FNMA preferred stock and $4.7 million in after-tax benefits from Visa’s initial public offering which combined to reduce net income by $5.8 million and earnings per diluted share by $0.20.
Acquisition
On February 6, 2009, Westamerica Bank (“Bank”) acquired the banking operations of County from the Federal Deposit Insurance Corporation (“FDIC”). The Bank acquired approximately $1.62 billion of assets and assumed $1.58 billion of liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at February 6, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $269 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The Bank has identified $47 million in net losses to submit to the FDIC under such loss-sharing agreements during the period from February 6, 2009 through June 30, 2009. The County Bank acquisition was accounted for under the purchase method of accounting in accordance with FAS 141R. The Company recorded a FAS 141R gain totaling $48.8 million resulting from the acquisition, which is a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. See Note 3 of the Notes to unaudited Consolidated Financial Statements for additional information regarding the acquisition.

Net Income
Following is a summary of the components of net income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net interest income (FTE)	$62,318	$49,731	$121,677	$97,713
Provision for loan losses	(2,600)	(600)	(4,400)	(1,200)
Noninterest income (loss)	16,386	(3,843)	80,354	15,535
Noninterest expense	(38,666)	(26,337)	(72,789)	(49,393)
Provision for income taxes (FTE)	(14,255)	(6,749)	(48,834)	(23,675)

Net income	$23,183	$12,202	$76,008	$38,980

Net income applicable to common equity	$22,076	$12,202	$74,323	$38,980

Average diluted common shares	29,403	29,392	29,254	29,301

Diluted earnings per common share	$0.75	$0.42	$2.54	$1.33

Average total assets	$5,265,101	$4,257,325	$5,133,941	$4,345,630
Net income applicable to common equity to average total assets (annualized)	1.68%	1.15%	2.92%	1.80%

Net income applicable to common equity to average common stockholders’ equity (annualized)	19.03%	11.90%	33.06%	19.44%
County was acquired from the FDIC on February 6, 2009. Second quarter 2009 included three full months of operations of the former County Bank. Higher levels of revenue due to County were offset in part by higher expenses related to County. Net income applicable to common equity for the second quarter of 2009 was $9.9 million more than the same quarter of 2008, largely attributable to a $10.5 million after-tax FHLMC and FNMA preferred stock impairment charge in the second quarter of 2008, higher net interest income (FTE) and higher service fee income on deposit accounts, partially offset by higher provision for loan losses, higher noninterest expense and an increase in income tax provision (FTE). A $12.6 million or 25.3% increase in net interest income (FTE) was mostly attributed to growth in average balances of loans due to the acquisition, lower rates paid on interest-bearing liabilities and lower average balances of borrowings, partially offset by lower yields on earning assets and higher average balances of interest-bearing deposits and lower average balances of investments. The provision for loan losses increased $2.0 million, reflecting Management’s assessment of credit risk and the appropriate level of the allowance for loan losses. Noninterest income rose by $20.2 million mainly due to higher service charges on deposit accounts and because the second quarter of 2008 included an impairment charge of $18.2 million. Noninterest expense increased $12.3 million mostly due to acquisition-related increases in salaries and related benefits, occupancy and equipment expenses and higher FDIC insurance assessments and amortization of intangibles. The provision for income taxes (FTE) increased $7.5 million primarily due to higher profitability and because the second quarter of 2008 included the $7.7 million tax benefit on the impairment charge.
Comparing the first half of 2009 to the first half of 2008, net income applicable to common equity increased $35.3 million, due to the FAS 141R gain, higher net interest income (FTE), higher service charges on deposit accounts and the first half 2008 impairment charge, partially offset by increases in the provision for loan losses, noninterest expense and income tax provision (FTE) and the first half 2008 gain on sale of Visa common stock. The higher net interest income (FTE) was mainly caused by higher average loans, lower rates paid on interest-bearing deposits and lower average balances of borrowings, partially offset by lower yields on loans, lower average investments and higher average balances of interest-bearing deposits. The provision for loan losses increased $3.2 million to reflect Management’s assessment of credit risk and the appropriate level of the allowance for loan losses. Noninterest income increased $64.8 million largely due to the FAS 141R gain, higher service charges on deposit accounts due to assumed deposits and the securities losses in the first half of 2008, partially offset by the gain on Visa common stock in the first half of 2008. The income tax provision (FTE) increased $25.2 million primarily due to the FAS 141R gain, and higher profitability and securities losses in the second quarter of 2008, partially offset by an increase related to the gain on sale of Visa common stock.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Interest and fee income	$63,072	$52,655	$122,257	$108,049
Interest expense	(5,745)	(8,386)	(10,578)	(21,214)
FTE adjustment	4,991	5,462	9,998	10,878

Net interest income (FTE)	$62,318	$49,731	$121,677	$97,713

Average earning assets	$4,678,615	$3,865,110	$4,577,554	$3,946,665

Net interest margin (FTE) (annualized)	5.34%	5.16%	5.35%	4.97%
Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan. The Bank includes estimated FDIC reimbursable loan interest income in income in the period such loan interest would be recognized if the borrower were in compliance with the contractual terms of the loan.
Net interest income (FTE) increased during the second quarter of 2009 by $12.6 million or 25.3% from the same period in 2008 to $62.3 million, mainly due to higher average balances of loans (up $944.6 million), lower rates paid on interest-bearing liabilities (down 60 basis points (“bp”)) and lower average balances of borrowings (down $151.1 million), partially offset by lower yields on loans (down 34 bp) and higher average balances of interest-bearing deposits (up $872.3 million), and lower average balances of investments (down $131.1 million).
Comparing the first half of 2009 with the corresponding period of 2008, net interest income (FTE) increased $24.0 million or 24.5%, primarily due to a higher volume of average loans (up $802.1 million), lower rates paid on interest-bearing liabilities (down 92 bp) and lower average balances of borrowings (down $165.7 million), partially offset by lower yields on loans (down 43 bp), higher average balances of interest-bearing deposits (up $718.8 million) and lower average balances of investments (down $171.2 million).
Interest and Fee Income
Interest and fee income (FTE) for the second quarter of 2009 increased $9.9 million or 17.1% from the same period in 2008. The increase was caused primarily by higher average balances of loans (up $944.6 million), partially offset by lower yields on loans (down 34 bp) and lower average balances of investments (down $131.1 million).
The growth in the average earning assets in the first quarter of 2009 compared with the same period in 2008 was substantially attributable to the acquisition of County loans from the FDIC. The average balance of such loans for the second quarter of 2009 was $1.0 billion. The growth in average balances of loans were mainly due to increases in the average balance of commercial real estate loans (up $517.6 million), taxable commercial loans (up $360.8 million), and other consumer loans (up $119.9 million), partially offset by a $23.6 million decline in average tax-exempt commercial loans, a $28.1 million decline in average residential real estate loans and a $2.1 million decline in average construction loans. The acquired County loan portfolio did not contain relatively significant volumes of tax-exempt commercial loans or residential real estate loans. The Bank is liquidating construction loans given current economic conditions. The average investment portfolio decreased $131.1 million largely due to declines in average balances of U.S. government sponsored entity obligations (down $107.9 million), municipal securities (down $13.0 million) and a $61.7 million decline in average balances of FHLMC and FNMA stock resulting from the impairment charge in the second, third and fourth quarters of 2008, partially offset by a $42.1 million increase in mortgage backed securities and collateralized mortgage obligations which were purchased from the FDIC as a part of the County acquisition. The Bank has not been actively purchasing investment securities in the current environment. The resulting liquidity has been applied to reduce high-cost and interest-sensitive funding sources.

The average yield on the Company’s earning assets decreased from 6.03% in the second quarter 2008 to 5.83% in the corresponding period of 2009. The composite yield on loans fell 34 bp to 6.00% due to decreases in yields on taxable commercial loans (down 179 bp), commercial real estate loans (down 57 bp) and real estate construction loans (down 121 bp), partially offset by a 30 bp increase in yields on consumer loans. The investment portfolio yield decreased 12 bp to 5.39%, mainly due to a 589 bp decrease in the average yield on corporate and other securities which was affected primarily by suspended dividends on FLHMC and FNMA preferred stock. Offsetting the decline was a 29 bp increase in yields on U.S. government sponsored entity obligations as lower yielding securities matured leaving higher yielding securities in the portfolio.
Comparing the first six months of 2009 with the comparable period of 2008, interest and fee income (FTE) was up $13.3 million or 11.2%. The increase largely resulted from a higher volume of average loans due to the County acquisition, partially offset by lower yields on loans and lower average balances of investments.
Average earning assets increased $630.9 million or 16.0% for the first half of 2009 compared with the same period of 2008 due to the County acquisition. A $802.1 million increase in the average balance of the loan portfolio was attributable to increases in average balances of commercial real estate loans (up $429.7 million), taxable commercial loans (up $332.2 million) and consumer installment loans (up $95.1 million), partially offset by a $24.5 million decrease in the average balance of residential real estate loans, a $23.4 million decrease in the average balance of tax-exempt commercial loans and a $7.0 million decline in real estate construction loans. The acquired County loan portfolio did not contain relatively significant volumes of tax-exempt commercial loans or residential real estate loans. The Bank is liquidating construction loans given current economic conditions. Average investments decreased by $171.2 million due to declines in the average balances of U.S. government sponsored entity obligations (down $121.5 million), corporate and other securities (down $54.3 million) and municipal securities (down $18.3 million), partially offset by a $22.7 million increase in the average balance of mortgage backed securities and collateralized mortgage obligations. The Bank has not been actively purchasing investment securities in the current environment. The resulting liquidity has been applied to reduce high-cost and interest-sensitive funding sources.
The average yield on earning assets for the first six months of 2009 was 5.82% compared with 6.05% in the corresponding period of 2008. The loan portfolio yield for the first six months of 2009 compared with the previous quarter was lower by 43 bp, due to decreases in yields on taxable commercial loans (down 178 bp), commercial real estate loans (down 56 bp) and real estate construction loans (down 305 bp), partially offset by consumer installment loans (up 12 bp) and tax-exempt commercial loans (up 13 bp). The investment portfolio yield decreased by 7 bp. The decrease resulted from a 539 bp decline in yields on corporate and other securities which was affected primarily by suspended dividends on FLHMC and FNMA preferred stock, partially offset by higher yields on U.S. government sponsored entity obligations (up 32 bp), mortgage backed securities and collateralized mortgage obligations (up 10 bp) and municipal securities (up 5 bp).
Interest Expense
Interest expense in the second quarter of 2009 decreased $2.6 million compared with the same period in 2008. The decrease was attributable to lower rates paid on the interest-bearing liabilities, lower balances of borrowings and higher levels of shareholders’ equity, partially offset by higher average interest-bearing deposits. The average rate paid on interest-bearing liabilities decreased from 1.30% in the second quarter of 2008 to 0.70% in the same quarter of 2009. Rates paid on most interest-bearing liabilities moved with general market conditions. Rates on interest-bearing deposits decreased 45 bp to 0.62% primarily due to decreases in rates paid on CDs over $100 thousand (down 95 bp) , CDs less than $100 thousand (down 178 bp) and preferred money market savings (down 97 bp). Rates on short-term borrowings also decreased 94 bp mostly due to lower rates on federal funds purchased (down 197 bp) and repurchase facilities (down 50 bp). Average interest-bearing liabilities rose by $721.2 million or 27.8% for the first half of 2009 over the same period of 2008 primarily through acquisition. Interest-bearing deposits grew $872.3 million primarily due to increases in CDs less than $100 thousand (up $337.6 million), CDs over $100 thousand (up $136.7 million), money market checking accounts (up $193.5 million), money market savings (up $147.0 million) and regular savings (up $75.9 million). Offsetting the increase were decreases in average balances of short-term borrowings (down $140.9 million) and long-term debt (down $10.1 million). Average short-term borrowings decreased due to declines in average balances of federal funds purchased (down $294.8 million) and sweep accounts (down $22.4 million), partially offset by FHLB advances assumed through the County acquisition averaging $86.6 million and a $89.7 million increase in average balances of repurchase agreements due to County acquisition.

Comparing the first six months of 2009 with the same period of 2008, interest expense decreased $10.6 million, due to lower rates paid, lower average balances of borrowing and higher levels of shareholders’ equity, offset in part by higher average balances of interest-bearing deposits. Average interest-bearing liabilities during the first half of 2009 rose by $553.1 million or 20.6% over the same period of 2008 mainly through the County acquisition. A $718.8 million growth in interest-bearing deposits was mostly attributable to increases in average balances of CDs less than $100 thousand (up $258.4 million), CDs over $100 thousand (up $145.8 million), money market checking accounts (up $157.5 million), money market savings (up $100.1 million) and regular savings (up $67.1 million). Short-term borrowings decreased $155.5 million, mainly the net result of lower average balances of federal funds purchased (down $273.2 million) and sweep accounts (down $22.4 million), partially offset by higher average balances of repurchase agreements (up $67.3 million) and FHLB advances (up $72.8 million). Average balances of long-term debt also declined $10.1 million. Rates paid on interest-bearing liabilities averaged 0.66% during the first half of 2009 compared with 1.58% for the first half of 2008. The average rate paid on interest-bearing deposits declined 66 bp to 0.61% in the first half of 2009 mainly due to lower rates on CDs less than $100 thousand (down 178 bp), CDs over $100 thousand (down 169 bp) and preferred money market savings (down 120 bp). Rates on short-term borrowings were also lower by 167 bp largely due to federal funds (down 257 bp) and repurchase agreements (down 141 bp).
Net Interest Margin (FTE)
The following summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Yield on earning assets (FTE)	5.83%	6.03%	5.82%	6.05%
Rate paid on interest-bearing liabilities	0.70%	1.30%	0.66%	1.58%

Net interest spread (FTE)	5.13%	4.73%	5.16%	4.47%

Impact of all other net noninterest bearing funds	0.21%	0.43%	0.19%	0.50%

Net interest margin (FTE)	5.34%	5.16%	5.35%	4.97%

During the second quarter of 2009, the net interest margin (FTE) increased 18 bp compared with the same period in 2008. Rates paid on interest-bearing liabilities declined faster than yields on earning assets (FTE), resulting in a 40 bp increase in net interest spread. The margin contribution of noninterest bearing funds decreased 22 bp because of the lower market rates of interest at which they could be invested. The net interest margin (FTE) in the first six months of 2009 rose by 38 bp compared with the comparable period of 2008. Earning asset yields decreased 23 bp while the cost of interest-bearing liabilities declined 92 bp, resulting in a 69 bp increase in the net interest spread. The margin contribution from noninterest bearing funding sources decreased 31 bp.

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

	For the three months ended
	June 30, 2009
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$1,349	$1	0.30%
Investment securities:
Available for sale
Taxable	259,331	2,556	3.94%
Tax-exempt (1)	173,734	2,937	6.76%
Held to maturity
Taxable	325,154	3,569	4.39%
Tax-exempt (1)	535,393	8,389	6.27%
Loans:
Commercial:
Taxable	677,176	9,325	5.52%
Tax-exempt (1)	189,521	3,155	6.68%
Commercial real estate	1,361,420	22,316	6.57%
Real estate construction	77,560	847	4.38%
Real estate residential	440,929	5,271	4.78%
Consumer	637,048	9,697	6.11%

Total loans (1)	3,383,654	50,611	6.00%

Total earning assets (1)	4,678,615	$68,063	5.83%
Other assets	586,486

Total assets	$5,265,101

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,333,412	$—	—
Savings and interest-bearing transaction	1,709,132	1,352	0.32%
Time less than $100,000	530,417	1,381	1.04%
Time $100,000 or more	629,646	1,735	1.11%

Total interest-bearing deposits	2,869,195	4,468	0.62%
Short-term borrowed funds	415,871	856	0.83%
Debt financing and notes payable	26,584	421	6.35%

Total interest-bearing liabilities	3,311,650	$5,745	0.70%
Other liabilities	72,223
Shareholders’ equity	547,816

Total liabilities and shareholders’ equity	$5,265,101

Net interest spread (1) (2)			5.13%

Net interest income and interest margin (1) (3)		$62,318	5.34%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	June 30, 2008
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$1,111	$1	0.36%
Investment securities:
Available for sale
Taxable	218,242	2,312	4.24%
Tax-exempt (1)	214,948	3,894	7.25%
Held to maturity
Taxable	438,906	4,827	4.40%
Tax-exempt (1)	552,841	8,614	6.23%
Loans:
Commercial:
Taxable	316,349	5,749	7.31%
Tax-exempt (1)	213,078	3,507	6.62%
Commercial real estate	843,793	14,972	7.14%
Real estate construction	79,655	1,108	5.59%
Real estate residential	469,010	5,660	4.83%
Consumer	517,177	7,473	5.81%

Total loans (1)	2,439,062	38,469	6.34%

Total earning assets (1)	3,865,110	$58,117	6.03%
Other assets	392,215

Total assets	$4,257,325

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,186,921	$—	—
Savings and interest-bearing transaction	1,311,149	1,452	0.45%
Time less than $100,000	192,810	1,354	2.82%
Time $100,000 or more	492,932	2,519	2.06%

Total interest-bearing deposits	1,996,891	5,325	1.07%
Short-term borrowed funds	556,794	2,483	1.77%
Debt financing and notes payable	36,721	578	6.30%

Total interest-bearing liabilities	2,590,406	$8,386	1.30%
Other liabilities	67,735
Shareholders’ equity	412,263

Total liabilities and shareholders’ equity	$4,257,325

Net interest spread (1) (2)			4.73%

Net interest income and interest margin (1) (3)		$49,731	5.16%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the six months ended
	June 30, 2009
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$1,116	$2	0.36%
Investment securities:
Available for sale
Taxable	244,400	4,423	3.62%
Tax-exempt (1)	172,136	5,745	6.67%
Held to maturity
Taxable	361,156	8,359	4.63%
Tax-exempt (1)	538,263	16,928	6.29%
Loans:
Commercial:
Taxable	644,993	18,174	5.68%
Tax-exempt (1)	190,728	6,319	6.68%
Commercial real estate	1,276,810	41,388	6.54%
Real estate construction	79,186	1,619	4.12%
Real estate residential	449,507	10,798	4.80%
Consumer	619,259	18,500	6.02%

Total loans (1)	3,260,483	96,798	5.98%

Total earning assets (1)	4,577,554	$132,255	5.82%
Other assets	556,387

Total assets	$5,133,941

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,309,844	$—	—
Savings and interest-bearing transaction	1,627,596	2,457	0.30%
Time less than $100,000	453,274	2,833	1.26%
Time $100,000 or more	642,747	2,962	0.93%

Total interest-bearing deposits	2,723,617	8,252	0.61%
Short-term borrowed funds	483,880	1,482	0.62%
Debt financing and notes payable	26,601	844	6.35%

Total interest-bearing liabilities	3,234,098	$10,578	0.66%
Other liabilities	73,391
Shareholders’ equity	516,608

Total liabilities and shareholders’ equity	$5,133,941

Net interest spread (1) (2)			5.16%

Net interest income and interest margin (1) (3)		$121,677	5.35%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the six months ended
	June 30, 2008
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$1,002	$2	0.40%
Investment securities:
Available for sale
Taxable	258,864	5,424	4.19%
Tax-exempt (1)	216,840	7,856	7.25%
Held to maturity
Taxable	455,043	10,010	4.40%
Tax-exempt (1)	556,552	17,269	6.21%
Loans:
Commercial:
Taxable	312,763	11,607	7.46%
Tax-exempt (1)	214,111	6,972	6.55%
Commercial real estate	847,149	29,925	7.10%
Real estate construction	86,163	3,073	7.17%
Real estate residential	473,970	11,417	4.82%
Consumer	524,208	15,372	5.90%

Total loans (1)	2,458,364	78,366	6.41%

Total earning assets (1)	3,946,665	$118,927	6.05%
Other assets	398,965

Total assets	$4,345,630

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,193,262	$—	—
Savings and interest-bearing transaction	1,313,004	3,233	0.50%
Time less than $100,000	194,879	2,944	3.04%
Time $100,000 or more	496,934	6,475	2.62%

Total interest-bearing deposits	2,004,817	12,652	1.27%
Short-term borrowed funds	639,410	7,406	2.29%
Debt financing and notes payable	36,739	1,156	6.29%

Total interest-bearing liabilities	2,680,966	$21,214	1.58%
Other liabilities	68,134
Shareholders’ equity	403,268

Total liabilities and shareholders’ equity	$4,345,630

Net interest spread (1) (2)			4.47%

Net interest income and interest margin (1) (3)		$97,713	4.97%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

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

	Three months ended June 30, 2009
	compared with
	three months ended June 30, 2008
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$0	$0	$0
Investment securities:
Available for sale
Taxable	412	(168)	244
Tax-exempt (1)	(709)	(248)	(957)
Held to maturity
Taxable	(1,249)	(9)	(1,258)
Tax-exempt (1)	(273)	48	(225)
Loans:
Commercial:
Taxable	5,263	(1,687)	3,576
Tax-exempt (1)	(383)	31	(352)
Commercial real estate	8,601	(1,257)	7,344
Real estate construction	(28)	(233)	(261)
Real estate residential	(336)	(53)	(389)
Consumer	1,825	399	2,224

Total loans (1)	14,942	(2,800)	12,142

Total increase (decrease) in interest and fee income (1)	13,123	(3,177)	9,946

Interest expense:
Deposits:
Savings and interest-bearing transaction	378	(478)	(100)
Time less than $100,000	1,277	(1,250)	27
Time $100,000 or more	581	(1,365)	(784)

Total interest-bearing deposits	2,236	(3,093)	(857)

Short-term borrowed funds	(476)	(1,151)	(1,627)
Debt financing and notes payable	(159)	2	(157)

Total increase (decrease) in interest expense	1,601	(4,242)	(2,641)

Increase in
Net Interest Income (1)	$11,522	$1,065	$12,587

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Six months ended June 30, 2009
	compared with
	Six months ended June 30, 2008
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$0	$0	$0
Investment securities:
Available for sale
Taxable	(308)	(693)	(1,001)
Tax-exempt (1)	(1,537)	(574)	(2,111)
Held to maturity
Taxable	(2,155)	504	(1,651)
Tax-exempt (1)	(595)	254	(341)
Loans:
Commercial:
Taxable	9,856	(3,289)	6,567
Tax-exempt (1)	(794)	141	(653)
Commercial real estate	13,992	(2,529)	11,463
Real estate construction	(240)	(1,214)	(1,454)
Real estate residential	(591)	(28)	(619)
Consumer	2,786	342	3,128

Total loans (1)	25,009	(6,577)	18,432

Total increase (decrease) in interest and fee income (1)	20,414	(7,086)	13,328

Interest expense:
Deposits:
Savings and interest-bearing transaction	646	(1,422)	(776)
Time less than $100,000	2,302	(2,413)	(111)
Time $100,000 or more	1,496	(5,009)	(3,513)

Total interest-bearing deposits	4,444	(8,844)	(4,400)

Short-term borrowed funds	(1,481)	(4,443)	(5,924)
Debt financing and notes payable	(325)	13	(312)

Total increase (decrease) in interest expense	2,638	(13,274)	(10,636)

Increase in
Net Interest Income (1)	$17,776	$6,188	$23,964

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Loan Lossess
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered with the FDIC. Further, the Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Due to the loss-sharing agreements and February 6, 2009 fair value recognition, the Company did not record a provision for loan losses during the first half of 2009 related to covered loans. The Company provided $2.6 million for loan losses related to non-covered loans in the second quarter of 2009, compared with $600 thousand in the second quarter of 2008. For the first six months of 2009 and 2008, $4.4 million and $1.2 million were provided in each respective period. The provision reflects Management’s assessment of credit risk and the appropriate level of the allowance for loan losses for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Classified Assets,” “Nonperforming Assets,” and “Allowance for Credit Losses” section of this report.

Noninterest Income
The following table summarizes the components of noninterest income (loss) for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Service charges on deposit accounts	$9,116	$7,529	$17,538	$14,825
Merchant credit card fees	2,223	2,712	4,655	5,292
Debit card fees	1,323	978	2,389	1,882
ATM fees and interchange	1,013	763	1,826	1,481
Other service fees	540	536	1,071	1,022
Trust fees	373	377	737	680
Check sale income	215	188	438	376
Financial services commissions	137	274	291	504
Mortgage banking income	25	27	42	67
Official check issuance income	21	35	40	125
Gain on sale of Visa common stock	—	—	—	5,698
FAS 141R gain	—	—	48,844	—
Net losses from equity securities	—	(18,178)	—	(18,178)
Other noninterest income	1,400	916	2,483	1,761

Total	$16,386	$(3,843)	$80,354	$15,535

Noninterest income for the second quarter of 2009 was $16.4 million compared with a noninterest loss of $3.8 million in the same period in 2008. The increase was mostly attributable to an $18.2 million “other than temporary” impairment charge on FHLMC and FNMA preferred stock in the second quarter 2008. Higher service charges on deposit accounts, debit card fees (up $345 thousand or 35.3%) and ATM fees and interchange income (up $250 thousand or 32.8%) were generally attributable to the growth in deposit accounts through the County acquisition. Other noninterest income increased $484 thousand mainly due to $351 thousand in miscellaneous income from County operations. Merchant credit card fees declined $489 thousand or 18.0% due to lower transaction volume and the impact of prevailing economic conditions on consumer spending. Financial services commissions decreased $137 thousand.
In the first half of 2009, noninterest income increased $64.8 million compared with the corresponding period of 2008 primarily due to a $48.8 million FAS 141R gain and a $2.7 million increase in service charges on deposit accounts in the first half of 2009 and because noninterest income in the first half 2008 was reduced by an $18.2 million “other than temporary” impairment charge on FHLMC and FNMA preferred stock. Offsetting the increase was a $5.7 million gain on sale of Visa common stock in the first half 2008. Higher service charges on deposit accounts were attributable to growth in deposit accounts through the County acquisition in February of 2009. The County acquisition was accounted for under the purchase method of accounting in accordance with FAS 141R. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. The FAS 141R gain totaling $48.8 million resulted from the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. Debit card fees and ATM fees and interchange income increased $507 thousand or 26.9% and $345 thousand or 23.3%, respectively, mainly due to an increased customer base through the County acquisition. Other noninterest income increased $722 thousand largely due to $776 thousand in miscellaneous income from County operations. Merchant credit card income declined $637 thousand or 12.0% primarily due to lower transaction volume and the impact of prevailing economic conditions on consumer spending.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Salaries and related benefits	$17,448	$13,065	$33,819	$26,049
Occupancy	5,413	3,443	10,823	6,833
FDIC insurance assessments	3,221	133	3,378	228
Outsourced data processing services	2,378	2,105	4,482	4,225
Amortization of identifiable intangibles	1,695	788	3,380	1,646
Equipment	1,607	1,001	2,829	1,922
Courier service	994	824	1,892	1,653
Professional fees	779	683	1,667	1,219
Postage	531	390	993	773
Telephone	478	346	865	681
OREO expense	415	2	519	16
Stationery and supplies	374	285	741	564
Advertising/public relations	354	292	581	469
Correspondent Service Charges	333	151	589	320
In-house meetings	239	196	496	390
Operational losses	221	196	416	380
Loan expense	205	233	1,199	403
Customer checks	187	247	363	478
Visa litigation expense	—	—	—	(2,338)
Other noninterest expense	1,794	1,957	3,757	3,482

Total	$38,666	$26,337	$72,789	$49,393

Average full time equivalent staff	1,176	892	1,160	889

Noninterest expense to revenues (FTE)	49.13%	57.39%	36.03%	43.61%
Noninterest expense increased $12.3 million or 46.8% in the three months ended June 30, 2009 compared with the same period in 2008 mainly due to acquisition related incremental costs and higher FDIC insurance assessments. Salaries and related benefits increased $4.4 million or 33.5% primarily due to personnel costs related to the County acquisition. FDIC insurance assessments increased from $133 thousand in the second quarter 2008 to $3.2 million in the corresponding period in 2009. Occupancy expense increased $2.0 million or 57.2% mainly due to rent and maintenance costs for County’s branches. Amortization of deposit intangibles increased $907 thousand due to the County acquisition. Equipment expense increased $606 thousand or 60.5% primarily due to additional expenses for County branches. OREO expense increased from $2 thousand in the second quarter 2008 to $415 thousand in the same period of 2009 with higher balances of repossessed loan collateral. Outsourced data processing expense increased $273 thousand or 13.0% mostly due to the County acquisition. Other expenses also increased due to the County acquisition, including correspondent service charges (up $182 thousand), courier services (up $170 thousand), postage (up $141 thousand) and telephone expense (up $132 thousand). Offsetting the increase was other noninterest expense which decreased $163 thousand or 8.3% largely due to a $400 thousand reduction in reserve for loan commitments and a $113 thousand decrease in expenses for contingency and settlements, partially offset by increases in ATM network fees (up $149 thousand) and low income housing amortization (up $141 thousand).

Noninterest expense increased $23.4 million or 47.4% in the six months ended June 30, 2009 compared with the same period in 2008 mainly due to acquisition related incremental costs, higher FDIC insurance assessments costs and the reversal of a $2.3 million accrual for Visa related litigation in the first half 2008. Salaries and related benefits increased $7.8 million or 29.8% primarily due to personnel costs related to the County acquisition. FDIC insurance assessments increased from $228 thousand in the first half of 2008 to $3.4 million in the corresponding period in 2009. Occupancy expense increased $4.0 million or 58.4% mainly due to rent and maintenance costs for County’s facilities. Occupancy expense reflects consolidation of eight former County branches in May 2009. The Bank intends to consolidate 19 additional branches in August 2009. In addition, the Bank expects to complete systems integrations in August 2009. Branch consolidations and systems integrations are expected to reduce personnel, occupancy and other non-interest expenses. Amortization of deposit intangibles increased $1.7 million due to amortization of the core deposit intangible asset recognized for the assumed County deposit base. Equipment expense increased $907 thousand or 47.2% primarily due to the County acquisition. Loan expense increased $796 thousand due to the County acquisition, including servicing fees on factoring receivables acquired from County. Such factoring receivables were fully liquidated in April 2009. OREO expense increased from $16 thousand in the first half of 2008 to $519 thousand in the same period of 2009 with higher balances of repossessed loan collateral. Professional fees increased $448 thousand or 36.8% generally due to higher legal fees for loans acquired from County, issuance of preferred stock and other professional fees. Correspondent service charges increased $269 thousand. Outsourced data processing services increased $257 thousand or 6.1%. Courier service increased $239 thousand or 14.5%. Postage increased $220 thousand or 28.5% mainly due to mailings related to the acquisition. Other categories of expenses increased due to the acquisition including telephone expense (up $184 thousand), stationery and supplies (up $177 thousand), advertising/public relations (up $112 thousand) and in-house meeting expenses (up $106 thousand). Other noninterest expense also increased $275 thousand or 7.9% mainly due to a $442 thousand increase in low income housing investment amortization and a $261 thousand increase in ATM network fees, partially offset by a $400 thousand reduction in reserve for loan commitments. Offsetting the increase was a $115 thousand decrease in customer checks expense.
The Company’s banking subsidiary, Westamerica Bank (“Bank”), must pay Federal Deposit Insurance Corporation (“FDIC”) assessments to provide FDIC insurance on its customers’ deposit balances subject to FDIC insurance limits. Under current risk-based assessment rates, the Bank pays the lowest assessment rate. Through December 31, 2013, the Bank will also pay 10 basis points per annum on balances over $250,000 for unlimited insurance on non-interest bearing deposits, negotiable order of withdrawal accounts earning not more than 0.50% per annum, and attorney trust accounts. Based on current deposits balances, including the deposits assumed from County Bank on February 6, 2009, the Bank estimates quarterly FDIC insurance assessments of $1.5 million beginning in the third quarter, subject to changes in the assessment rate structure and any additional special assessments. Relative to the second quarter 2009, Management expects lower noninterest expenses, excluding FDIC insurance assessments, in the third and fourth quarters of 2009 as County Bank branch and systems integrations are completed in the third quarter 2009.
Provision for Income Tax
During the second quarter of 2009, the Company recorded income tax provision (FTE) of $14.3 million, compared with $6.7 million in the second quarter 2008. The increase in pretax earnings was greater than the increase in the preference items. As such, the current quarter provision represents an effective tax rate (FTE) of 38.1%, compared with 35.6% for the second quarter 2008. Pre-tax income for the second quarter of 2008 was reduced due to an $18.2 million charge for “other than temporary impairment” securities losses on FHLMC and FNMA preferred stock.
On a year-to-date basis, the income tax provision (FTE) was $48.8 million for the first six months of 2009 compared with $23.7 million for the corresponding period of 2008. The increase in pretax earnings was greater than the increase in the preference items. As such, the first half of 2009 the effective tax rate of 39.1% compared with 37.8% for the same period of 2008. The tax provision for the first six months of 2008 included the $7.7 million tax benefit of the impairment charge, partially offset by an increase due to the higher tax rate for the income related to the Visa IPO.
Classified Assets
The Company closely monitors the markets in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of the loan portfolio. Loan reviews are performed using grading standards and criteria similar to those employed by bank regulatory agencies. Loans receiving lesser grades fall under the “classified” category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to maximize collection. Other real estate owned is recorded at the lower of cost or fair value less cost to sell.
On February 6, 2009, the Bank acquired approximately $1.62 billion in assets and assumed approximately $1.58 billion in liabilities of County from the FDIC, as Receiver of County. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at February 6, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $269 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The Bank has identified $47 million in net losses to submit to the FDIC under such loss-sharing agreements during the period from February 6, 2009 through June 30, 2009.

Loans and other real estate owned covered under the loss sharing agreement with the FDIC are referred to as “covered loans” and “covered other real estate,” respectively. Covered loans and covered other real estate were recorded at estimated fair value on February 6, 2009.
The following is a summary of classified loans and other real estate owned on the dates indicated:

	At June 30,		At December 31,
	2009	2008	2008
	(In thousands)
Non-covered classified loans	$53,359	$33,546	$34,028
Non-covered other real estate owned	4,715	920	3,505

Non-covered classified loans and Other real estate owned	$58,074	$34,466	$37,533

Allowance for loan losses / non-covered classified loans	81%	152%	131%

At June 30,
2009
(In thousands)
Covered classified loans	$153,972
Covered other real estate owned	13,691

Covered classified loans and Other real estate owned	$167,663

Classified loans include loans graded “Substandard”, “Doubtful” and “Loss” using regulatory guidelines. At June 30, 2009, $50.7 million of non-covered loans are graded “Substandard” or 95.0% of total non-covered classified loans. Such substandard loans accounted for 2.18% of total gross non-covered loans at June 30, 2009. Non-covered classified loans at June 30, 2009, increased $19.8 million or 59.1% from a year ago. The increase was primarily due to 32 loans totaling 34.3 million which were downgraded since June 30, 2008. Offsetting the increase were seven loans charged off totaling $5.4 million and two loans transferred to OREO totaling $3.0 million. Non-covered classified loans at June 30, 2009, increased $19.3 million or 56.8% from December 31, 2008. The increase was primarily due to 21 loans totaling $24.6 million which were downgraded during the second half of 2009. Two loans transferred to OREO totaling $3.0 million partially offset the increase.
Non-covered other real estate owned at June 30, 2009 was $4.7 million compared with $920 thousand at June 30, 2008 and $3.5 million at December 31, 2008. The increase in non-covered OREO resulted primarily from foreclosure of residential real estate and construction loan collateral. Management aggressively pursues collection of all classified assets.
Covered classified loans and covered other real estate owned at June 30, 2009 were acquired from County and recorded at estimated fair values as of February 6, 2009. Subsequent to acquisition, covered classified loans have declined approximately $28.7 million due to paydowns and repossession of loan collateral. Of the OREO acquired February 6, 2009, $9.7 million has been liquidated while $11.1 million has been added due to foreclosure of loan collateral.
Nonperforming Loans
Nonperforming loans include nonaccrual loans and loans 90 or more days past due and still accruing. Loans are placed on nonaccrual status upon becoming delinquent 90 days or more, unless the loan is well secured and in the process of collection. Interest previously accrued on loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements under loss sharing agreements. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. Such loans are classified by Management as “performing nonaccrual” and are included in total nonaccrual loans. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.

The following is a summary of non-covered nonperforming loans and non-covered OREO on the dates indicated:

	At June 30,		At December 31,
	2009	2008	2008
	(In thousands)
Non-covered nonperforming assets
Performing, nonaccrual loans	$26	$28	$1,143
Nonperforming, nonaccrual loans	29,603	11,713	8,883

Total nonaccrual loans	29,629	11,741	10,026
Loans 90 days past due and still accruing	614	254	755

Total nonperforming loans	30,243	11,995	10,781

Other real estate owned	4,715	920	3,505

Total	$34,958	$12,915	$14,286

As a percentage of total non-covered loans and OREO	1.50%	0.53%	0.60%
Non-covered nonaccrual loans increased $19.6 million during the first six months ended June 30, 2009. Fifty seven loans comprised the $29.6 million in nonaccrual loans as of June 30, 2009. The increase in non-covered non-performing loans is primarily due to one residential construction loan relationship with four single family properties ($6 million), seven consumer mortgages ($3.6 million), and one commercial real estate relationship ($3.4 million). The Company actively pursues full collection of nonaccrual loans.
The following is a summary of covered nonperforming loans and covered OREO on the dates indicated:

At June 30,
2009
(In thousands)
Covered nonperforming assets
Performing, nonaccrual loans	$16,901
Nonperforming, nonaccrual loans	65,910

Total nonaccrual loans	82,811
Loans 90 days past due and still accruing	8,622

Total nonperforming loans	91,433

Covered other real estate owned	13,691

Total	$105,124

As a percentage of total covered loans and OREO	10.06%
The Company had no restructured loans as of June 30, 2009, December 31, 2008 and June 30, 2008.

The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no “sub-prime” non-covered loans as of June 30, 2009, December 31, 2008 and June 30, 2008. At June 30, 2009, $4.4 million non-covered residential real estate loans were on nonaccrual status. Of the non-covered loans 90 days past due and still accruing at June 30, 2009, $-0- and $565 thousand were non-covered residential real estate loans and non-covered automobile loans, respectively. Delinquent consumer loans on accrual status were as follows:

	At June 30,		At December 31,
	2009	2008	2008
	(In thousands)
Non-covered residential real estate loans:
30-89 days delinquent:
Dollar amount	$3,095	$1,585	$3,273
Percentage of total residential real estate loans	0.73%	0.34%	0.71%
90 or more days delinquent:
Dollar amount	$-0-	$-0-	$-0-
Percentage of total residential real estate loans	0.00%	0.00%	0.00%

Non-covered automobile loans:
30-89 days delinquent:
Dollar amount	$4,664	$2,535	$5,241
Percentage of total automobile loans	1.02%	0.55%	1.12%
90 or more days delinquent:
Dollar amount	$565	$92	$569
Percentage of total automobile loans	0.12%	0.02%	0.12%
The amount of gross interest income that would have been recorded for nonaccrual loans for the three and six months ended June 30, 2009, if all such loans had been current in accordance with their original terms, was $1.5 million and $2.3 million, respectively, compared with $177 thousand and $282 thousand, respectively, for the comparable periods of 2008.
The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and six months ended June 30, 2009, totaled $84 thousand and $123 thousand, respectively, compared with $204 thousand and $265 thousand, respectively, for the comparable periods of 2008. These cash payments represent annualized yields of 0.43% and 0.48%, respectively, for the second quarter and the first half of 2009 compared with 7.00% and 6.16%, respectively, for the respective periods of 2008.
Total cash payments received during the second quarter and the first half of 2009 which were applied against the book balance of nonaccrual loans outstanding at June 30, 2009 totaled approximately $1.1 million, all of which was received in the second quarter of 2009. There were no cash payments received in the first half of 2008, which were applied against the book balances of nonaccrual loans outstanding at June 30, 2008.
Management believes the overall credit quality of the non-covered loan portfolio is reasonably stable; however, non-covered nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, collateral values or factors particular to the borrower. No assurance can be given that additional increases in non-covered nonaccrual loans will not occur in the future.
The covered loan portfolio has credit risk protection in the form of FDIC loss sharing agreements. Covered nonperforming assets could fluctuate from period to period. The performance of covered loans is highly dependent on economic conditions and real estate values in the California Central Valley, including Merced County. No assurances can be given that additional increases in covered nonperforming assets will not occur in the future.

Allowance for Credit Losses
The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)

Balance, beginning of period	$46,896	$55,527	$47,563	$55,799

Provision for loan losses	2,600	600	4,400	1,200

Provision for unfunded commitments	(400)	—	(400)	—

Loans charged off	(3,937)	(2,208)	(6,865)	(3,745)
Recoveries of previously charged off loans	656	338	1,117	1,003

Net loan losses	(3,281)	(1,870)	(5,748)	(2,742)

Balance, end of period	$45,815	$54,257	$45,815	$54,257

Components:
Allowance for loan losses	$43,122	$50,964
Reserve for unfunded credit commitments	2,693	3,293

Allowance for credit losses	$45,815	$54,257

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss sharing coverage relative to covered loan carrying amounts, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and non-classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data. The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $45.8 million allowance for credit losses to be adequate as a reserve against non-covered losses as of June 30, 2009.

The following table presents the allocation of the allowance for credit losses:

	At June 30,		At December 31,
	2009		2008
		Non-covered		Non-covered
		Loans as		Loans as
	Allocation	Percent	Allocation	Percent
	of the	of Total	of the	of Total
	Allowance	Non-covered	Allowance	Non-covered
	Balance	Loans	Balance	Loans
	(In thousands)
Commercial	$22,463	58%	$23,774	57%
Real estate construction	5,764	2%	4,725	2%
Real estate residential	340	18%	367	19%
Consumer	6,171	22%	6,331	22%
Unallocated portion	11,077	—	12,366	—

Total	$45,815	100%	$47,563	100%

The allocation to non-covered loan portfolio segments changed from December 31, 2008 to June 30, 2009. The decrease in allocation for commercial loans was substantially attributable to a lower allocation to municipal loans, partially offset by a higher allocation to commercial real estate loans. The increase in allocation to real estate construction loans reflects an increase in criticized construction loans outstanding, which receive higher allocations due to higher risk attributes, offset in part by lower volumes of non-criticized construction loans and construction loan commitments. The lower allocation for consumer loans was primarily due to a decrease in personal credit lines past due 31 through 60 days. The unallocated portion of the allowance for credit losses decreased $1.3 million from December 31, 2008 to June 30, 2009. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At June 30, 2009 and December 31, 2008, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($2.1 million and $3.4 million, respectively), external competitive issues ($646 thousand and $1.2 million, respectively), internal credit administration considerations ($1.3 million and $1.4 million, respectively), and delinquency and problem loan trends ($3.5 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its loan portfolio, extent of migration of previously non-classified loans to classified status, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $12.4 million at December 31, 2008, compared to $11.1 million at June 30, 2009.
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
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending June 30, 2010. Conversely, using the current composition of the Company’s balance sheet and assuming an increase of 100 bp in the federal funds rate and an increase of 10 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, estimated earnings at risk would be approximately 2.9% of the Company’s most likely net income plan for the twelve months ending June 30, 2010. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management is currently deploying tactics to reduce the “liability sensitivity” of the Company’s balance sheet to a more “neutral” condition where changes in interest rates result in less significant changes in earnings. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
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
Fluctuations in the Company’s common stock price can impact the Company’s financial results in several ways. First, the Company has at times repurchased and retired its common stock; the market price paid to retire the Company’s common stock can affect the level of the Company’s shareholders’ equity, cash flows and shares outstanding for purposes of computing earnings per share. On February 13, 2009, the Company issued preferred stock to the Treasury: the terms of such issuance limit the Company’s ability to repurchase stock. Second, the Company’s common stock price impacts the number of dilutive equivalent shares used to compute diluted earnings per share. Third, fluctuations in the Company’s common stock price can motivate holders of options to purchase Company common stock through the exercise of such options thereby increasing the number of shares outstanding. Finally, the amount of compensation expense associated with share based compensation fluctuates with changes in and the volatility of the Company’s common stock price.
Market Risk — Other
Market values of loan collateral can directly impact the level of loan chargeoffs and the provision for loan losses. Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company’s business activities.
Liquidity and Funding
The Company generates significant liquidity from its operating activities. The Company’s profitability during the first half of 2009 and 2008 contributed substantial operating cash flows of $87.2 million and $54.5 million, respectively. In the first half of 2009, the Company paid $20.6 million in shareholder dividends and used $1.1 million to repurchase and retire common stock. In the first half of 2008, the Company paid $20.0 million in shareholder dividends and used $29.7 million to repurchase and retire common stock.

The Company’s routine operating sources of liquidity include investment securities, consumer and other loans, deposits, and other borrowed funds. During the first half of 2009, investment securities provided $175.0 million in liquidity from paydowns and maturities, and loans provided $188.4 million in liquidity from scheduled payments and maturities, net of loan fundings. The Company also raised $83.7 million from the issuance of preferred stock to the United States Treasury. The Company projects $53.4 million in additional liquidity from investment security paydowns and maturities in the three months ending September 30, 2009. At June 30, 2009, automobile loans totaled $455.9 million, which were experiencing stable monthly principal payments of approximately $16.9 million during the second quarter of 2009.
During the first half of 2009, a portion of the liquidity provided by operating activities, investment securities and loans provided funds to meet a net reduction in deposits totaling $168.3 million and a reduction in short-term borrowed funds, primarily federal funds purchased which declined $236.4 million.
During the first half of 2008, proceeds from paydowns and maturities of investment securities of $206.3 million were only partially reinvested, for a net increase in cash of $200.7 million. This cash inflow, $68.8 million in net loan repayments, and proceeds from sale of Federal Reserve Bank of San Francisco (“FRB”) stock and Visa common stock provided sufficient cash to reduce short-term borrowings by $284.5 million.
The Company held $1.24 billion in total investment securities at June 30, 2009. Under certain deposit, borrowing and other arrangements, the Company must hold investment securities as collateral. At June 30, 2009, such collateral requirements totaled approximately $1.1 billion. At June 30, 2009, $407.1 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
At June 30, 2009, $464.5 million in collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. All of the Non Agency CMOs are rated investment grade based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC and FNMA MBSs purchased for Community Reinvestment Act investment purposes, the Company has not purchased a CMO or MBS since November 2005. The CMOs and MBSs provided $108.5 million in liquidity from paydowns during the six months ended June 30, 2009. At June 30, 2009, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $98.6 million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.
The Company anticipates maintaining its cash levels in 2009 mainly through profitability and retained earnings. It is anticipated that loan demand from credit-worthy borrowers will be weak during 2009, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The recent series of reductions in the federal funds rate resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors. Quarterly shareholder dividends are restricted to the quarterly per share amount prior to October 14, 2008, or $0.35 per share, under the terms of the February 13, 2009 issuance of preferred stock to the Treasury. The Company anticipates applying operating cash flows to redeem the preferred stock issued to the Treasury.
Westamerica Bancorporation (“the Parent Company”) is a separate entity and apart from Westamerica Bank (“the Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. At times, the Parent Company has redeemed and returned its stock. Substantially all of the Parent Company’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to the Parent Company by the Bank is limited under California law. The amount that can be paid in any calendar year, without prior approval from the state regulatory agency, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. The Company believes that such restriction will not have an impact on the Parent Company’s ability to meet its ongoing cash obligations.

Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income applicable to common equity as an annualized percentage of average common stock equity (“return on common equity” or “ROE”) was 22.1% in 2007, 14.8% in 2008 and 33.1% in the first half of 2009. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $14.6 million in 2007, $25.8 million in 2008 and $11.6 million in the first six months of 2009.
The Company paid dividends totaling $40.6 million in 2007, $40.2 million in 2008 and $20.6 million in the first half of 2009, which represent dividends per share of $1.36, $1.39 and $0.71, respectively. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 1.9 million shares of common stock valued at $87.1 million in 2007, 719 thousand shares of common stock valued at $35.9 million in 2008 and 24 thousand shares valued at $1.1 million in the first half of 2009. Share repurchases are restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury. Management intends to redeem such preferred stock from operating cash flows, if deemed appropriate, or through other means.
The Company’s primary capital resource is shareholders’ equity, which increased $149.4 million or 36.4% at June 30, 2009 from December 31, 2008, primarily due to a $83.8 million issuance of preferred stock and $74.3 million in profits earned during the quarter, offset by $20.6 million in dividends paid.
The following summarizes the ratios of capital to risk-adjusted assets for the Company on the date indicated:

				Minimum	Well-capitalized by
	At June 30,		At December 31,	Regulatory	Regulatory
	2009	2008	2008	Requirement	Definition

Tier I Capital	14.57%	10.22%	10.47%	4.00%	6.00%
Total Capital	15.85%	11.51%	11.76%	8.00%	10.00%
Leverage ratio	8.23%	7.06%	7.36%	4.00%	5.00%
The risk-based capital ratios increased at June 30, 2009, compared with June 30, 2008, due to increased Tier I Capital resulting from the February 13, 2009 issuance of $83.7 million in preferred stock and increased profitability, partially offset by an increase in risk-weighted assets. The risk-based capital ratios increased at June 30, 2009, compared with December 31,
2008, due to equity capital increasing faster than risk-weighted assets. FDIC-covered loans are included in the 20% risk-weighted category due to the loss sharing agreements.
The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the date indicated:

				Minimum	Well-capitalized by
	At June 30,		At December 31,	Regulatory	Regulatory
	2009	2008	2008	Requirement	Definition

Tier I Capital	13.64%	9.54%	9.31%	4.00%	6.00%
Total Capital	15.11%	11.01%	10.78%	8.00%	10.00%
Leverage ratio	7.66%	6.57%	6.52%	4.00%	5.00%
The Company contributed $93.7 million in capital to the Bank during the first half of 2009 to maintain the Bank’s “well capitalized” condition following the February 6, 2009 County Bank acquisition. The risk-based capital ratios increased at June 30, 2009, compared with June 30, 2008, due to increased Tier I Capital resulting from the capital contribution from the Company and the retention of earnings, partially offset by an increase in risk-weighted assets. The risk-based capital ratios increased at June 30, 2009, compared with December 31, 2008, due to equity capital increasing relatively faster than risk-weighted assets. FDIC-covered loans are included in the 20% risk-weighted category due to the loss sharing agreements.

The Company and the Bank intend to maintain regulatory capital in excess of the highest regulatory standard, referred to as “well capitalized”. The Company and the Bank routinely project capital levels by analyzing forecasted earnings, credit quality, securities valuations, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections the Company and the Bank expect to maintain regulatory capital levels exceeding the “well capitalized” standard and pay quarterly dividends to shareholders. The Company intends to redeem its preferred stock using operating cash flows and, if deemed appropriate, other means. No assurance can be given that changes in capital management plans will not occur.
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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Due to the nature of the banking business, the Bank is at times party to various legal actions; generally such actions are of a routine nature and arise in the normal course of business of the Bank. The Bank is not a party to any pending or threatened legal action that, if determined adversely to the Bank, is likely in Management’s opinion to have a material adverse effect on the Bank’s financial condition or results of operations.
Item 1A. Risk Factors
There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2009.

			(c)	(d)
			Total	Maximum
			Number	Number
			of Shares	of Shares
		(b)	Purchased	that May
	(a)	Average	as Part of	Yet Be
	Total	Price	Publicly	Purchased
	Number of	Paid	Announced	Under the
	Shares	per	Plans	Plans or
Period	Purchased	Share	or Programs*	Programs
(In thousands, except per share data)

April 1 through April 30	1	$52.26	1	1,960

May 1 through May 31	2	$54.45	2	1,958

June 1 through June 30	3	$50.41	3	1,955

Total	6	$51.90	6	1,955

*
Includes 1 thousand, 2 thousand and 3 thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the second quarter of 2009 pursuant to a program approved by the Board of Directors on August 28, 2008 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2009.
On February 13, 2009, the Company utilized the Troubled Asset Relief Program and issued 83,726 preferred shares to the United States Treasury at $1,000 per share (“Treasury Preferred Stock”). Under the terms of the Treasury Preferred Stock, share repurchases are limited to repurchases related to employee benefit programs.
Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
Proxies for the Annual Meeting of shareholders held on April 23, 2009, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 24,309,072 shares of the Common Stock of the Company, out of 28,877,657 shares outstanding on the February 23, 2009 record date, were present, in person or by proxy, at the meeting. The following matters were submitted to a vote of the shareholders:
1.	Election of Directors:

There were no “broker non-votes” because the election of directors is considered “routine” under applicable exchange rules and therefore, on this matter, brokers were able to vote shares for which no direction was provided by the beneficial owner.

Nominee	For	Withheld
Etta Allen	24,001,001	308,071
Louis E. Bartolini	23,984,363	324,709
E.Joseph Bowler	23,389,133	919,939
Arthur C. Latno, Jr.	21,045,914	3,263,159
Patrick D. Lynch	23,754,775	554,317
Catherine C. MacMillan	23,988,562	320,510
Ronald A. Nelson	21,064,589	3,244,483
David L. Payne	23,927,266	381,806
Edward B. Sylvester	24,043,663	265,409
2.	Approval of the material terms of the Performance Criteria for Performance-based awards under the Amended and Restated Westamerica Stock Option Plan of 1995

For	Against	Abstain	Non-Votes
17,999,887	2,124,965	232,297	3,951,924
3.	Approval of a Non-Binding Advisory Vote on Executive Compensation

For	Against	Abstain	Non-Votes
14,036,323	5,945,610	375,216	3,951,924
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
Date: July 24, 2009

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