Form 10-Q
period 2009-09-30
WESTAMERICA BANCORPORATION
filed 2009-10-30
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 26, 2009

Common Stock, No Par Value	29,206,991

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
These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current difficulties in the national and California economies and the effects of federal and state government efforts to address those difficulties; (2) continued low liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to, stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses including the recent acquisition of County Bank assets and assumption of County Bank liabilities from the Federal Deposit Insurance Corporation; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) significantly increasing competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; and (12) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2008, for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements
WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	At September 30,	At December 31,
	2009	2008

Assets:
Cash and cash equivalents	$180,058	$138,883
Money market assets	463	341
Investment securities available for sale	391,644	288,454
Investment securities held to maturity, with market values of:
$800,893 at September 30, 2009	780,846
$950,210 at December 31, 2008		949,325
Non-covered loans	2,267,130	2,382,426
Allowance for loan losses	(42,683)	(44,470)

Non-covered loans, net of allowance for loan losses	2,224,447	2,337,956
Covered loans	932,656	—

Total loans	3,157,103	2,337,956
Non-covered other real estate owned	4,319	3,505
Covered other real estate owned	18,740	—
Premises and equipment, net	38,982	27,351
Identifiable intangibles	38,264	15,208
Goodwill	121,699	121,699
Interest receivable and other assets	239,041	150,212

Total Assets	$4,971,159	$4,032,934

Liabilities:
Deposits:
Noninterest bearing	$1,377,215	$1,158,632
Interest bearing:
Transaction	660,001	525,153
Savings	962,823	745,496
Time	1,024,587	665,773

Total deposits	4,024,626	3,095,054
Short-term borrowed funds	222,030	457,275
Federal Home Loan Bank advances	85,904	—
Debt financing and notes payable	26,531	26,631
Liability for interest, taxes and other expenses	76,350	44,122

Total Liabilities	4,435,441	3,623,082

Shareholders’ Equity:
Preferred stock, authorized - 1,000 shares Issued and outstanding:
42 at September 30, 2009	41,335	—
Common stock, authorized - 150,000 shares Issued and outstanding:
29,207 at September 30, 2009	365,547
28,880 at December 31, 2008		352,265
Deferred compensation	2,485	2,409
Accumulated other comprehensive income	6,053	1,040
Retained earnings	120,298	54,138

Total Shareholders’ Equity	535,718	409,852

Total Liabilities and Shareholders’ Equity	$4,971,159	$4,032,934

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Interest Income:
Loans	$48,530	$36,710	$143,148	$112,716
Money market assets and funds sold	1	1	3	3
Investment securities available for sale
Taxable	2,352	1,858	6,775	7,281
Tax-exempt	1,920	2,183	5,775	7,503
Investment securities held to maturity
Taxable	3,025	4,671	11,384	14,682
Tax-exempt	5,368	5,552	16,368	16,839

Total Interest Income	61,196	50,975	183,453	159,024

Interest Expense:
Transaction deposits	263	346	761	1,145
Savings deposits	915	1,048	2,874	3,482
Time deposits	2,095	3,566	7,890	12,984
Short-term borrowed funds	509	1,954	1,572	9,360
Federal Home Loan Bank advances	295	—	714	—
Notes payable	423	524	1,267	1,680

Total Interest Expense	4,500	7,438	15,078	28,651

Net Interest Income	56,696	43,537	168,375	130,373
Provision for Loan Losses	2,800	600	7,200	1,800

Net Interest Income After Provision For Loan Losses	53,896	42,937	161,175	128,573

Noninterest Income:
Service charges on deposit accounts	9,479	7,555	27,017	22,379
Merchant credit card	2,163	2,611	6,818	7,903
Debit card	1,267	970	3,656	2,852
ATM fees and interchange	965	756	2,792	2,238
Trust fees	319	293	1,056	973
Financial services commissions	129	186	420	689
Other	1,639	1,336	5,712	4,689
FAS 141R gain	—	—	48,844	—
Securities impairment	—	(41,206)	—	(59,384)
Gain on sale of Visa common stock	—	—	—	5,698

Total Noninterest Income (Loss)	15,961	(27,499)	96,315	(11,963)

Noninterest Expense:
Salaries and related benefits	16,402	12,621	50,221	38,670
Occupancy	4,008	3,465	14,831	10,297
Outsourced data processing services	2,258	2,098	6,740	6,323
Amortization of identifiable intangibles	1,671	788	5,051	2,433
Furniture and equipment	1,789	903	4,618	2,825
Courier service	989	835	2,881	2,488
Professional fees	913	485	2,580	1,704
FDIC insurance assessments	1,442	131	4,820	359
Other	5,679	3,877	16,198	11,835
Visa litigation expense	—	—	—	(2,338)

Total Noninterest Expense	35,151	25,203	107,940	74,596

Income (Loss) Before Income Taxes	34,706	(9,765)	149,550	42,014
Income Tax Provision (Benefit)	9,449	(9,809)	48,285	2,989

Net Income	25,257	44	101,265	39,025
Preferred stock dividends and discount accretion	1,466	—	3,151	—

Net Income Applicable to Common Equity	$23,791	$44	$98,114	$39,025

Average Common Shares Outstanding	29,210	28,908	29,072	28,895
Diluted Average Common Shares Outstanding	29,429	29,273	29,313	29,292
Per Common Share Data:
Basic earnings	$0.81	$0.00	$3.37	$1.35
Diluted earnings	0.81	0.00	3.35	1.33
Dividends paid	0.35	0.35	1.06	1.04
See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Common				Accumulated
	Shares	Preferred	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands)

Balance, December 31, 2007	29,018	—	$334,211	$2,990	$(4,520)	$61,922	$394,603
Comprehensive income
Net income for the period						39,025	39,025
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale					5,044		5,044
Post-retirement benefit transition obligation amortization					27		27

Total comprehensive income							44,096
Exercise of stock options	566		22,815				22,815
Stock option tax benefits			1,130				1,130
Restricted stock activity	11		1,261	(581)			680
Stock based compensation			893				893
Stock awarded to employees	3		157				157
Purchase and retirement of stock	(703)		(8,339)			(26,779)	(35,118)
Dividends						(30,128)	(30,128)

Balance, September 30, 2008	28,895	—	$352,128	$2,409	$551	$44,040	$399,128

Balance, December 31, 2008	28,880	—	$352,265	$2,409	$1,040	$54,138	$409,852
Comprehensive income
Net income for the period						101,265	101,265
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale					4,986		4,986
Post-retirement benefit transition obligation amortization					27		27

Total comprehensive income							106,278
Issuance of preferred stock and related warrants		82,519	1,207				83,726
Redemption of preferred stock		(41,863)					(41,863)
Preferred stock dividends and discount accretion		679				(3,151)	(2,472)
Exercise of stock options	350		9,094				9,094
Stock option tax benefits			2,179				2,179
Restricted stock activity	7		251	76			327
Stock based compensation			847				847
Stock awarded to employees	2		78				78
Purchase and retirement of stock	(32)		(374)			(1,116)	(1,490)
Dividends						(30,838)	(30,838)

Balance, September 30, 2009	29,207	$41,335	$365,547	$2,485	$6,053	$120,298	$535,718

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months
	ended September 30,
	2009	2008
	(In thousands)
Operating Activities:
Net income	$101,265	$39,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,117	7,130
Loan loss provision	7,200	1,800
Net amortization of deferred loan cost (fees)	358	(72)
(Increase) decrease in interest income receivable	(3,637)	2,036
FAS 141R gain	(48,844)	—
Decrease (increase) in other assets	48,191	(20,405)
Increase (decrease) in income taxes payable	3,811	(4,089)
Decrease in interest expense payable	(317)	(2,469)
Increase (decrease) in other liabilities	26,398	(13,373)
Stock option compensation expense	847	893
Stock option tax benefits	(2,179)	(1,130)
Impairment of investment securities	—	59,384
Gain on sale of Visa common stock	—	(5,698)
Writedown of property and equipment	37	9
Originations of loans for resale	(68)	(1,269)
Net proceeds from sale of loans originated for resale	70	1,283
Net gain on sale of property acquired in satisfaction of debt	(135)	—
Writedown of property acquired in satisfaction of debt	83	195

Net Cash Provided by Operating Activities	134,197	63,250

Investing Activities:
Net repayments of loans	330,616	89,415
Proceeds from FDIC loss-sharing indemnification	43,696	—
Purchases of investment securities available for sale	—	(6,430)
Purchases of investment securities held to maturity	(522)	—
Proceeds from maturity/calls of securities available for sale	76,185	183,616
Proceeds from sale of securities available for sale	—	480
Proceeds from maturity/calls of securities held to maturity	172,002	82,666
Purchases of FRB/FHLB* securities	—	(120)
Proceeds from sale of FRB/FHLB* stock	1,502	11,364
Proceeds from sale of Visa common stock	—	5,698
Proceeds from sale of property acquired in satisfaction of debt	10,009	311
Purchases of property, plant and equipment	(14,146)	(638)
Net cash acquired from acquisitions	44,397	—

Net Cash Provided by Investing Activities	663,739	366,362

Financing Activities:
Net decrease in deposits	(298,770)	(135,002)
Net decrease in short-term borrowings	(476,483)	(310,626)
Repayments of notes payable and debt financing	(101)	(10,109)
Exercise of stock options	9,094	22,815
Proceeds from issuance of preferred stock	83,726	—
Redemption of preferred stock	(41,863)	—
Stock option tax benefits	2,179	1,130
Repurchases/retirement of stock	(1,490)	(35,118)
Dividends paid	(30,838)	(30,128)
Preferred dividends	(2,215)	—

Net Cash Used in Financing Activities	(756,761)	(497,038)

Net Increase (Decrease) In Cash and Cash Equivalents	41,175	(67,426)

Cash and Cash Equivalents at Beginning of Period	138,883	209,764

Cash and Cash Equivalents at End of Period	$180,058	$142,338

Supplemental Cash Flow Disclosures:
Loan collateral transferred to other real estate owned	$23,804	$706
Unrealized gain on securities available for sale, net	4,986	5,044
Interest paid for the period	21,719	31,120
Income tax payments for the period	27,553	24,056
Acquisitions:
Assets acquired	$1,624,464	—
Liabilities assumed	1,575,620	—

Net	48,844	—
See accompanying notes to unaudited condensed consolidated financial statements.

*	Federal Reserve Bank/Federal Home Loan Bank (“FRB/FHLB”)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
As described in Note 3 below, Westamerica Bank (“Bank”) acquired assets and assumed liabilities of the former County Bank on February 6, 2009 from the Federal Deposit Insurance Corporation (“FDIC”). The acquired assets and assumed liabilities of County Bank were measured at estimated fair values, as required by the acquisition method of accounting for business combinations (Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805, Business Combinations, formerly FASB Statement No. 141 (revised 2007)). Management made significant estimates and exercised significant judgment in accounting for the acquisition of County Bank. Management judgmentally assigned risk ratings to loans. The assigned risk ratings, appraised collateral values, expected cash flows, and current interest rates, and statistically derived loss factors were used to measure fair values for loans. Repossessed loan collateral was primarily valued based upon appraised collateral values. Due to the loss sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to 80 percent of the loss estimates embedded in the fair values of loans and repossessed loan collateral. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of County Bank based on an appraisal performed by an independent third party. In determining the value of the identifiable intangible asset, the third-party appraiser used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings.
Newly Adopted Accounting Policies
Purchased loans. Purchased loans acquired in a business combination, which include loans purchased in the County Bank acquisition, are recorded at estimated fair value on their purchase date but the purchaser cannot carryover the related allowance for loan losses. Purchased loans are accounted for under FASB ASC 310-30, Loans and Debt Securities with Deteriorated Credit Quality (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccural status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Covered loans. Loans covered under loss sharing or similar credit protection agreements with the FDIC are reported in loans exclusive of the expected reimbursement cash flows from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected results in a provision for loan losses and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss impacting earnings. Interest is accrued daily on the outstanding principal balances. Covered loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on covered loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements of such accrued interest. In addition, some covered loans secured by real estate with temporarily impaired values and covered commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled (“covered performing nonaccrual loans”). When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Covered performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.
Covered Other Real Estate Owned. Other real estate owned covered under loss sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan is also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.
Recently Adopted Accounting Pronouncements
In first quarter 2009, the Company adopted the following new accounting pronouncements:
•	FASB ASC 805, Business Combinations (formerly FAS 141R (revised 2007), Business Combinations);
•	FASB ASC 815-10, Derivatives and Hedging (formerly FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133); and
•	FASB ASC 820-10-55-23B, Fair Value Measurements and Disclosures- Overall — Implementation Guidance (formerly, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 15).
In the second quarter 2009, the Company adopted the following new accounting pronouncements:
•
FASB ASC 320-10-65-1, Investments — Debt and Equity Securities Guidance related to Recognition and Presentation of Other-Than-Temporary Impairments (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments);

•
FASB ASC 820-10-65-4, Fair Value Measurements and Disclosures- Overall — Transition Guidance related to Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (formerly FASB Staff Position (FSP) FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly);

•
FASB ASC 825-10-65-1, Financial Instruments — Overall — Transition Guidance related to Interim Disclosures about Fair Value of Financial Instruments (formerly FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments); and

•	FASB ASC 855, Subsequent Events (formerly FAS 165, Subsequent Events).
FASB ASC 805, Business Combinations, requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur, to be expensed separately from the business combination. The Company applied these revised provisions in accounting for the acquisition of County Bank.
FASB ASC 815-10, Derivatives and Hedging, changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. The Company had no derivative instruments designated as hedges as of September 30, 2009.

FASB ASC 820-10-55-23B, Fair Value Measurements and Disclosures- Overall — Implementation Guidance, relates to the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by accounting guidance for Fair Value Measurements. The adoption of this guidance did not have any effect on the Company’s financial statements at the date of adoption.
FASB ASC 320-10-65-1, Investments — Debt and Equity Securities Guidance related to Recognition and Presentation of Other-Than-Temporary Impairments states that an other-than-temporary impairment (OTTI) write-down of debt securities, where fair value is below amortized cost, is triggered in circumstances where (1) an entity has the intent to sell a security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The adoption of these provisions did not have any effect on the Company’s financial statements at the date of adoption.
FASB ASC 820-10-65-4, Fair Value Measurements and Disclosures- Overall — Transition Guidance related to Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, addresses measuring fair value in situations where markets are inactive and transactions are not orderly. In these circumstances quoted prices may not be determinative of fair value. Even if there has been a significant decrease in the volume and level of activity for an asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement has not changed. Under these provisions price quotes for assets or liabilities in inactive markets may require adjustment due to uncertainty as to whether the underlying transactions are orderly. The adoption of these provisions did not have any effect on the Company’s financial statements at the date of adoption.
FASB ASC 825-10-65-1, Financial Instruments — Overall — Transition Guidance related to Interim Disclosures about Fair Value of Financial Instruments, states that entities must disclose the fair value of financial instruments in interim reporting periods as well as in annual financial statements. The methods and assumptions used to estimate fair value as well as any changes in methods and assumptions that occurred during the reporting period must also be disclosed. The adoption of these provisions did not have any effect on the Company’s financial statements at the date of adoption.
FASB ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The accounting guidance defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through October 30, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.
Recently Issued Accounting Pronouncements
FASB Update 2009-05, Measuring Liabilities at Fair Value.
This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities.
This Update clarifies:
•
In circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using one or more following: a) the quoted price for the identical liability when traded as an asset; b) the quoted prices for similar liabilities or similar liabilities when traded as assets; c) the income approach, such as present value technique; and/or d) the market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

•
When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

•
Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This Update is effective for the Company’s December 31, 2009 year-end reporting period. The Company does not report liabilities at fair value on a recurring basis. Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.
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
Note 3: Federally Assisted Acquisition of County Bank
On February 6, 2009, Westamerica Bancorporation’s bank subsidiary, Westamerica Bank (“Bank”), purchased substantially all the assets and assumed substantially all the liabilities of County Bank from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of County Bank. County Bank operated 39 commercial banking branches primarily within California’s central valley region between Sacramento and Fresno. The FDIC took County Bank under receivership upon County Bank’s closure by the California Department of Financial Institutions at the close of business February 6, 2009. Westamerica Bank submitted a bid for the acquisition of County Bank with the FDIC on February 3, 2009. The FDIC approved Westamerica Bank’s bid upon reviewing three competing bids and determining Westamerica Bank’s bid would be the least costly to the Deposit Insurance Fund. Westamerica Bank’s bid included the purchase of substantially all County Bank assets at a cost of assuming all County Bank deposits and certain other liabilities. No cash or other consideration was paid by Westamerica Bank. Further, Westamerica Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at February 6, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $269 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss sharing agreements with the FDIC, the Company recorded a receivable of $129 million at the time of acquisition.

The County Bank acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The statement of net assets acquired as of February 6, 2009 and the resulting bargain purchase gain are presented in the following table. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values becomes available. A “bargain purchase” gain totaling $48.8 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The acquisition resulted in a gain due to County Bank’s impaired capital condition at the time of the acquisition. The operations of County Bank provided revenue of $46.0 million and net income of $7.7 million for the period of February 6, 2009 to September 30, 2009, and is included in the consolidated financial statements. County Bank’s results of operations prior to the acquisition are not included in Westamerica’s statement of income.
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

The pro forma consolidated condensed statements of income for Westamerica Bancorporation and County Bank for the nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008 are presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.
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

	Nine months ended September 30, 2009				Nine months ended September 30, 2008
	(In thousands except per share data)				(In thousands except per share data)
		County	Pro Forma	Pro Forma		County	Proforma	Pro Forma
	Westamerica	Bank	Adjustments	Combined	Westamerica	Bank	Adjustments	Combined
Interest Income	$152,357	$57,284	$(3,603)	$206,038	$159,024	$91,110	$(3,603)	$246,531
Interest Expense	8,191	15,483	(7,626)	16,048	28,651	32,249	(7,626)	53,274

Net Interest Income	144,166	41,801	4,023	189,990	130,373	58,861	4,023	193,257
Provision for Credit Losses	7,200	11,734	—	18,934	1,800	26,827	—	28,627

Net Interest Income after Provision for Credit Losses	136,966	30,067	4,023	171,056	128,573	32,034	4,023	164,630
Noninterest Income (Loss)	40,548	11,437	48,844	100,829	(11,963)	4,603	48,844	41,484
Noninterest Expense	75,875	34,267	4,956	115,098	74,596	89,896	4,956	169,448

Income (Loss) Before Taxes	101,639	7,237	47,911	156,787	42,014	(53,259)	47,911	36,666
Income Tax Provision (Benefit)	36,590	3,043	20,147	59,780	2,989	7,642	20,147	30,778

Net Income (Loss)	$65,049	$4,194	$27,764	$97,007	$39,025	$(60,901)	$27,764	$5,888

Net Income (Loss) Applicable to Common Equity	$61,898	$4,194	$27,764	$93,856	$39,025	$(60,901)	$27,764	$5,888

Earnings (Loss) Per Common Share	$2.13	$0.14	$0.96	$3.23	$1.35	$(2.11)	$0.96	$0.20
Diluted Earnings (Loss) Per Common Share	2.11	0.14	0.95	3.20	1.33	(2.08)	0.95	0.20

Average Common Shares Outstanding	29,072				28,895
Diluted Average Common Shares Outstanding	29,313				29,292

	Year ended December 31, 2008
	(In thousands except per share data)
		County	Pro Forma	Pro Forma
	Westamerica	Bank	Adjustments	Combined
Interest Income	$208,469	$117,175	$(4,477)	$321,167
Interest Expense	33,243	40,462	(9,717)	63,988

Net Interest Income	175,226	76,713	5,240	257,179
Provision for Credit Losses	2,700	55,370	—	58,070

Net Interest Income after Provision for Credit Losses	172,526	21,343	5,240	199,109
Noninterest (Loss) Income	(2,056)	5,775	48,844	52,563
Noninterest Expense	100,761	115,774	5,989	222,524

Income (Loss) Before Taxes	69,709	(88,656)	48,095	29,148
Income Tax Provision	9,874	7,381	20,224	37,479

Net Income (Loss)	$59,835	$(96,037)	$27,871	$(8,331)

Net Income (Loss) Applicable to Common Equity	$59,835	$(96,037)	$27,871	$(8,331)

Earnings (Loss) Per Common Share	$2.07	$(3.32)	$0.96	$(0.29)
Diluted Earnings (Loss) Per Common Share	2.04	(3.28)	0.95	(0.28)

Average Common Shares Outstanding	28,892
Diluted Average Common Shares Outstanding	29,273
Note 4: Investment Securities
The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of September 30, 2009 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(In thousands)
U.S. Treasury securities	$3,003	$20	$—	$3,023
Securities of U.S. Government sponsored entities	1,015	68	—	1,083
Mortgage-backed securities	151,077	3,783	(2)	154,858
Obligations of States and political subdivisions	165,129	5,363	(424)	170,068
Collateralized mortgage obligations	46,864	802	(248)	47,418
Asset-backed securities	10,000	0	(2,135)	7,865
FHLMC and FNMA stock	824	1,910	—	2,734
Other securities	2,778	1,849	(32)	4,595

Total	$380,690	$13,795	$(2,841)	$391,644

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of September 30, 2009 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(In thousands)
Securities of U.S. Government sponsored entities	$25,000	$89	$—	$25,089
Mortgage-backed securities	66,489	1,955	—	68,444
Obligations of States and political subdivisions	528,147	21,409	(794)	548,762
Collateralized mortgage obligations	161,210	3,767	(6,379)	158,598

Total	$780,846	$27,220	$(7,173)	$800,893

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

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2008 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
	(In thousands)
Securities of U.S. Government sponsored entities	$110,000	$1,731	$—	$111,731
Mortgage-backed securities	85,676	867	(299)	86,244
Obligations of States and political subdivisions	545,237	12,983	(2,875)	555,345
Collateralized mortgage obligations	208,412	1,744	(13,266)	196,890

Total	$949,325	$17,325	$(16,440)	$950,210

The amortized cost and estimated market value of securities as of September 30, 2009, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$10,873	$10,963	$32,386	$32,556
1 to 5 years	73,324	75,378	48,933	50,513
5 to 10 years	67,415	69,940	412,917	430,034
Over 10 years	27,535	25,758	58,912	60,748

Subtotal	179,147	182,039	553,148	573,851
Mortgage-backed	197,941	202,276	227,698	227,042
Other securities	3,602	7,329	—	—

Total	$380,690	$391,644	$780,846	$800,893

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At September 30, 2009 and December 31, 2008, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of September 30, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Mortgage-backed securities	$10	$—	$233	$(2)	$243	$(2)
Obligations of States and political subdivisions	11,200	(342)	4,066	(82)	15,266	(424)
Collateralized mortgage obligations	3,438	(17)	12,652	(231)	16,090	(248)
Asset-backed securities	—	—	7,865	(2,135)	7,865	(2,135)
Other securities	—	—	1,968	(32)	1,968	(32)

Total	$14,648	$(359)	$26,784	$(2,482)	$41,432	$(2,841)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of September 30, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$6,621	$(143)	$22,044	$(651)	$28,665	$(794)
Collateralized mortgage obligations	1,746	(10)	38,179	(6,369)	39,925	(6,379)

Total	$8,367	$(153)	$60,223	$(7,020)	$68,590	$(7,173)

The unrealized losses on the Company’s investments in collateralized mortgage obligations and asset backed securities were caused by market conditions for these types of investments. The Company evaluates these securities on a quarterly basis including changes in security ratings issued by ratings agencies, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be AAA rated by one or more major rating agencies. Because the Company does not intend to sell or be required to sell these securities and we expect to recover the amortized cost basis of the securities, the Company does not consider those investments to be other-than temporarily impaired as of September 30, 2009.

The unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by conditions in the municipal securities markets and certain securities being insured by one of the monoline insurance companies. The Company evaluates these securities quarterly to determine if a change in security rating has occurred or the municipality has experienced any financial difficulties. Substantially all of these securities continue to be investment grade rated. Because the Company believes that it will collect all principal and interest due and does not intend to sell or be required to sell the securities, the Company does not consider those investments to be other-than-temporarily impaired as of September 30, 2009.
The fair values of the investment securities could decline in the future if the general economy deteriorates and the liquidity for securities is low. As a result, other than temporary impairments may occur in the future.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$9,988	$(13)	$—	$—	$9,988	$(13)
Mortgage-backed securities	—	—	1,680	(3)	1,680	(3)
Obligations of States and political subdivisions	8,817	(470)	2,171	(128)	10,988	(598)
Collateralized mortgage obligations	11,527	(595)	25,085	(1,262)	36,612	(1,857)
Asset-backed securities	—	—	6,447	(3,552)	6,447	(3,552)
FHLMC and FNMA stock	3	(3)	—	—	3	(3)
Other securities	—	—	1,890	(110)	1,890	(110)

Total	$30,335	$(1,081)	$37,273	$(5,055)	$67,608	$(6,136)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2008, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Mortgage backed securities	$22,401	$(286)	$3,886	$(13)	$26,287	$(299)
Obligations of States and political subdivisions	73,205	(2,846)	4,713	(29)	77,918	(2,875)
Collateralized mortgage obligations	40,379	(10,925)	24,037	(2,341)	64,416	(13,266)

Total	$135,985	$(14,057)	$32,636	$(2,383)	$168,621	$(16,440)

Note 5: Loans
A summary of the major categories of non-covered and covered loans outstanding is shown in the following tables:

	At September 30,	At December 31,
	2009	2008
	(In thousands)
Non-covered loans:
Commercial	$499,819	$524,786
Commercial real estate	809,717	817,423
Construction	41,124	52,664
Residential real estate	399,564	458,447
Consumer installment & other	516,906	529,106

	2,267,130	2,382,426
Allowance for loan losses	(42,683)	(44,470)

	$2,224,447	$2,337,956

The carrying amount of the covered loans at September 30, 2009, consisted of impaired and non impaired purchased loans in the following table.

	Impaired	Non Impaired	Total Covered
	Purchased Loans	Purchased Loans	Loans
	(In thousands)
Covered loans:
Commercial	$7,724	$286,561	$294,285
Commercial real estate	20,069	450,541	470,610
Construction	22,778	25,982	48,760
Residential real estate	138	19,120	19,258
Consumer installment & other	187	99,556	99,743

Total loans	$50,896	$881,760	$932,656

The following table represents the non impaired purchased loans receivable at the acquisition date of February 6, 2009. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond. (In thousands)

Gross contractual loan principal payment receivable	$1,151,844
Estimate of contractual principal not expected to be collected	(57,701)

Fair value of non impaired purchased loans receivable	$1,108,605

The Company applied the cost recovery method to impaired purchased loans at the acquisition date of February 6, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table. (In thousands)

Contractually required payments receivable (including interest)	$210,561
Nonaccretable difference	(144,813)

Cash flows expected to be collected	65,748
Accretable difference	—

Fair value of loans acquired	$65,748

Changes in the carrying amount of impaired purchased loans were as follows for the quarter ended September 30, 2009. (In thousands)

Carrying amount at the beginning of the period	$54,376
Reductions during the period	(3,480)

Carrying amount at the end of the period	$50,896

Impaired purchased loans had an unpaid principal balance (less prior charge-offs) of $164 million and $82 million at February 6, 2009 and September 30, 2009, respectively.
There were no loans held for sale at September 30, 2009 and December 31, 2008.
Note 6: Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2009.
Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2009, no such adjustments were recorded. The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30,		At December 30,
	2009		2008
		(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Deposit Intangibles	$52,490	$(17,746)	$24,383	$(13,426)

Merchant Draft Processing Intangible	10,300	(6,780)	10,300	(6,049)

Total Identifiable Intangible Assets	$62,790	$(24,526)	$34,683	$(19,475)

As of September 30, 2009, the current year and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
Nine months ended September 30, 2009 (actual)	$4,320	$731	$5,051
Estimate for year ended December 31,
2009	5,734	962	6,696
2010	5,534	774	6,308
2011	4,954	624	5,578
2012	4,497	500	4,997
2013	3,957	400	4,357
2014	3,621	324	3,945

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
The following table sets forth the net periodic post-retirement benefit costs:

	For the nine months ended
	At September 30,
	2009	2008
	(In thousands)
Service cost	$(237)	$(300)
Interest cost	165	198
Amortization of unrecognized transition obligation	45	45

Net periodic cost	$(27)	$(57)

The Company does not fund plan assets for any post-retirement benefit plans.
Note 8: Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $507.9 million and $350.8 million at September 30, 2009 and December 31, 2008, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $27.6 million and $29.0 million at September 30, 2009 and December 31, 2008, respectively. The Company also had commitments for commercial and similar letters of credit of $184 thousand and $1.7 million at September 30, 2009 and December 31, 2008, respectively.
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
Note 9: Fair Value Measurements
In accordance with FASB ASC 820, Fair Value Measurements and Disclosure, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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

Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At September 30, 2009
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$3,023	$3,023	$—	$—
Securities of U.S. Government sponsored entities	1,083	1,083	—	—
Mortgage-backed securities	154,858	—	154,858	—
Obligations of states and political subdivisions	170,068	—	170,068	—
Collateralized mortgage obligations	47,418	—	47,418	—
Asset-backed securities	7,865	—	7,865	—
FHLMC and FNMA stock	2,734	2,734	—	—
Other securities	4,595	2,626	1,969	—

Total securities available for sale	$391,644	$9,466	$382,178	$—

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

	At September 30, 2009
	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Non-covered other real estate owned (1)	$413	$—	$413	$—
Non-covered impaired loans (2)	3,928	—	3,928	—

Total assets measured at fair value on a nonrecurring basis	$4,341	$—	$4,341	$—

(1)	Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

(2)
Represents carrying value of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Receivables, where a specific reserve has been established.

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

	At September 30, 2009
	Book Value	Fair Value
	(In thousands)
Cash and cash equivalents	$180,058	$180,058
Money market assets	463	463
Interest and taxes receivable	61,173	61,173
Noninterest bearing and interest-bearing transaction and savings deposits	3,000,039	3,000,039
Sweep accounts	120,496	120,496
Interest payable	1,923	1,923
The fair values of investment securities were estimated using quoted prices as described above for Level 1 and Level 2 valuation:

	At September 30, 2009
	Book Value	Fair Value
	(In thousands)
Investment securities available for sale	$391,644	$391,644
Investment securities held to maturity	780,846	800,893

The fair values of FHLB advances, term repurchase agreements, and notes payable were estimated by using interpolated yields for financial instruments with similar characteristics. Such financial instruments and their estimated fair values were:

	At September 30, 2009
	Book Value	Fair Value
	(In thousands)
Federal Home Loan Bank advances	$85,904	$86,278
Term repurchase agreements	101,533	103,892
Senior notes payable	15,000	13,862
Subordinated notes	11,531	10,865
Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $42.7 million and the fair market value discount due to credit default risk associated with the County acquisition of $98.7 million were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows.
The book values and the estimated fair values of loans were:

	At September 30, 2009
	Book Value	Fair Value
	(In thousands)
Loans	$3,157,103	$3,192,020
The fair values of FDIC receivables and time deposits were estimated by discounting estimated future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values were:

	At September 30, 2009
	Book Value	Fair Value
	(In thousands)
FDIC receivables	$85,267	$84,812
Time deposits	1,024,587	1,016,149
The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.
Note 10: Shareholders’ Equity
On February 13, 2009, the Company issued to the United States Department of the Treasury (the “Treasury”) 83,726 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), having a liquidation preference of $1,000 per share. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Company may, at its option, subject to any necessary bank regulatory approval, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. On September 2, 2009 the Company redeemed 41,863 shares of its Series A Preferred Stock at $1,000 per share. The Series A Preferred Stock is generally non-voting. Prior to February 13, 2012, unless the Company has redeemed the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the Treasury will be required for the Company to declare or pay any dividends or make any distribution on its common stock, other than regular quarterly cash dividends not exceeding $0.35 or dividends payable only in shares of its common stock, or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement with the Treasury. The Treasury, as part of the preferred stock issuance, received a warrant to purchase 246,640 shares of the Company’s common stock at an initial exercise price of $50.92. The proceeds from Treasury were allocated based on the relative fair value of the warrant as compared with the fair value of the preferred stock. The fair value of the warrant was determined using a valuation model which incorporates assumptions including the Company’s common stock price, dividend yield, stock price volatility, the risk-free interest rate, and other assumptions. The Company allocated $1.2 million of the proceeds from the Series A Preferred Stock to the warrant. The discount on the preferred stock will be accreted to par value over a five-year term, which is the expected life of the preferred stock, and reported as a reduction to net income applicable to common equity over that period. The redemption of the preferred shares on September 2, 2009 triggered the acceleration of the discount accretion requiring a one-time charge of $538 thousand.

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Weighted average number of common shares outstanding — basic	29,210	28,908	29,072	28,895

Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	219	365	241	397

Weighted average number of common shares outstanding — diluted	29,429	29,273	29,313	29,292

Net income applicable to common equity	$23,791	$44	$98,114	$39,025

Basic earnings per common share	$0.81	$0.00	$3.37	$1.35

Diluted earnings per common share	0.81	0.00	3.35	1.33
For the three months ended September 30, 2009, options to purchase 726 thousand shares of common stock were outstanding but not included in the computation of diluted net income per share because the exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the nine months ended September 30, 2009, options and warrants to purchase 889 thousand and 247 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because they were anti-dilutive. For the three months and nine months ended September 30, 2008, options to purchase 582 thousand and 618 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because they were anti-dilutive.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net Interest Income (FTE)*	$61,593	$48,693	$183,270	$146,407
Provision for Loan Losses	(2,800)	(600)	(7,200)	(1,800)
Noninterest Income:
Gain on sale of Visa common stock	—	—	—	5,698
Net loss from equity securities	—	(41,206)	—	(59,384)
FAS 141R gain	—	—	48,844	—
Deposit service charges and other	15,961	13,707	47,471	41,723

Total Noninterest Income (Loss)	15,961	(27,499)	96,315	(11,963)
Noninterest Expense:
Visa litigation	—	—	—	(2,338)
Other	35,151	25,203	107,940	76,934

Total Noninterest Expense	35,151	25,203	107,940	74,596

Income (Loss) Before Income Taxes (FTE)*	39,603	(4,609)	164,445	58,048
Income Tax Provision (Benefit) (FTE)*	14,346	(4,653)	63,180	19,023

Net Income	25,257	44	101,265	39,025
Preferred stock dividends and discount accretion	1,466	—	3,151	—

Net Income Applicable to Common Equity	$23,791	$44	$98,114	$39,025

Average Common Shares Outstanding	29,210	28,908	29,072	28,895
Diluted Average Common Shares Outstanding	29,429	29,273	29,313	29,292
Common Shares Outstanding at Period End	29,207	28,895	29,207	28,895

As Reported:
Basic Earnings Per Common Share	$0.81	$0.00	$3.37	$1.35
Diluted Earnings Per Common Share	0.81	0.00	3.35	1.33
Return On Assets	1.86%	0.00%	2.57%	1.22%
Return On Common Equity	19.68%	0.04%	28.38%	12.83%
Net Interest Margin (FTE)*	5.48%	5.19%	5.39%	5.04%
Net Loan Losses to Average Non-Covered Loans	0.56%	0.24%	0.51%	0.23%
Efficiency Ratio**	45.3%	118.9%	38.6%	55.5%

Average Balances:
Total Assets	$5,072,866	$4,137,232	$5,113,359	$4,275,657
Earning Assets	4,470,851	3,745,058	4,541,596	3,878,972
Total Gross Loans	3,263,388	2,414,317	3,261,462	2,443,574
Total Deposits	4,131,388	3,154,340	4,066,462	3,183,393
Shareholders’ Equity	549,331	412,133	527,635	406,244

Balances at Period End:
Total Assets	$4,971,159	$4,089,482
Earning Assets	4,372,739	3,676,536
Total Gross Loans	3,199,786	2,408,704
Total Deposits	4,024,626	3,129,788
Shareholders’ Equity	535,718	399,128

Financial Ratios at Period End:
Allowance for Loan Losses to Non-Covered Loans	1.88%	2.08%
Book Value Per Common Share	$16.93	$13.81
Equity to Assets	10.78%	9.76%
Total Capital to Risk Adjusted Assets	15.07%	11.25%

Dividends Paid Per Common Share	$0.35	$0.35	$1.06	$1.04
Common Dividend Payout Ratio	43%	n/m	32%	78%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Westamerica Bancorporation and subsidiaries (the “Company”) reported third quarter 2009 net income applicable to common equity of $23.8 million or $0.81 diluted earnings per common share compared with net income applicable to common equity of $44 thousand or $-0.00- diluted earnings per common share for the same period of 2008. In the third quarter 2009, the Company completed systems conversions and branch consolidations related to the purchase of assets and assumption of liabilities of the former County Bank (“County”), which resulted in reduced expense levels. During the third quarter 2009, the Company redeemed $42 million in preferred stock requiring accelerated discount accretion of $538 thousand, which reduced diluted earnings per common share “EPS” $0.02. Also, during the same quarter, the Company eliminated $587 thousand in tax reserves due to a lapse in the statute of limitations, which reduced tax provisions and increased EPS $0.02.
In the third quarter of 2008, the Company recognized a $24 million after-tax or $0.81 diluted earnings per common share charge for securities losses and “other than temporary” impairment of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) preferred stock held in its available for sale investment portfolio. Additionally, the Company reduced its tax provision by approximately $1 million primarily due to filing its 2007 federal tax return and adjusting 2007 tax estimates to actual amounts included in the filed tax return. The tax provision reduction represented $0.03 diluted earnings per common share. The adjustment primarily resulted from higher than anticipated tax credits earned on limited partnership investments providing low-income housing and housing for the elderly in Northern and Central California communities.
The Company reported net income applicable to common equity of $98.1 million or $3.35 diluted earnings per common share for the nine months ended September 30, 2009, compared with $39.0 million or $1.33 diluted earnings per common share for the same period of 2008. The first nine months of 2009 included a $48.8 million FAS 141R gain resulting from the acquisition of County Bank (“County”) which increased net income by $28.3 million and earnings per diluted common share by $0.97. The first nine months of 2008 included $34 million in after-tax losses on sale and impairment in the value of FHLMC and FNMA preferred stock, $4.7 million in after-tax benefits from Visa’s initial public offering and $2.3 million in reduced expenses as known litigation contingencies were satisfied as a part of the VISA IPO, which combined to reduce net income by $27 million and earnings per diluted common share by $0.92. Results for this period also included the approximate $1.0 million reduction in the Company’s tax provision primarily due to filing its 2007 federal tax return, which increased diluted earnings per common share by $0.03.
Acquisition
On February 6, 2009, Westamerica Bank (“Bank”) acquired the banking operations of County from the Federal Deposit Insurance Corporation (“FDIC”). The Bank acquired approximately $1.62 billion of assets and assumed $1.58 billion of liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at February 6, 2009. Under the terms of the loss sharing agreements, the FDIC will absorb 80 percent of losses and share in 80 percent of loss recoveries on the first $269 million of losses, and absorb 95 percent of losses and share in 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The County Bank acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The Company recorded a “bargain purchase” gain totaling $48.8 million resulting from the acquisition, which is a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. See Note 3 of the Notes to unaudited Consolidated Financial Statements for additional information regarding the acquisition.

Net Income
Following is a summary of the components of net income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net interest income (FTE)	$61,593	$48,693	$183,270	$146,407
Provision for loan losses	(2,800)	(600)	(7,200)	(1,800)
Noninterest income (loss)	15,961	(27,499)	96,315	(11,963)
Noninterest expense	(35,151)	(25,203)	(107,940)	(74,596)
Income tax (provision) benefit (FTE)	(14,346)	4,653	(63,180)	(19,023)

Net income	$25,257	$44	$101,265	$39,025

Net income applicable to common equity	$23,791	$44	$98,114	$39,025

Average diluted common shares	29,429	29,273	29,313	29,292

Diluted earnings per common share	$0.81	$0.00	$3.35	$1.33

Average total assets	$5,072,866	$4,137,232	$5,113,359	$4,275,657
Net income applicable to common equity to average total assets (annualized)	1.86%	0.00%	2.57%	1.22%

Net income applicable to common equity to average common stockholders’ equity (annualized)	19.68%	0.04%	28.38%	12.83%
County was acquired from the FDIC on February 6, 2009. Net income applicable to common equity for the third quarter of 2009 was $23.7 million more than the same quarter of 2008, largely attributable to a $24 million after-tax FHLMC and FNMA preferred stock loss on sale and impairment charge in the third quarter of 2008, higher net interest income (FTE) and higher service fee income on deposit accounts, partially offset by higher provision for loan losses, higher noninterest expense and an increase in income tax provision (FTE). A $12.9 million or 26.5% increase in net interest income (FTE) was mostly attributed to growth in average balances of loans due to the acquisition, lower rates paid on interest-bearing liabilities and lower average balances of borrowings, partially offset by lower yields on earning assets and higher average balances of interest-bearing deposits and lower average balances of investments. The provision for loan losses increased $2.2 million, reflecting Management’s evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC. Noninterest income rose by $43.5 million mainly due to higher service charges on deposit accounts and because the third quarter of 2008 included securities losses and impairment charge of $41.2 million. Noninterest expense increased $9.9 million mostly due to acquisition-related increases in salaries and related benefits, occupancy and equipment expenses and higher FDIC insurance assessments and amortization of intangibles. The provision for income taxes (FTE) increased $19.0 million primarily due to higher profitability and because the third quarter of 2008 included the $17.3 million tax benefit on the investment security losses on sale and impairment charge.
Comparing the first nine months of 2009 to the first nine months of 2008, net income applicable to common equity increased $59.1 million, due to the FAS 141R gain, higher net interest income (FTE), higher service charges on deposit accounts and the 2008 securities losses and impairment charges, partially offset by increases in the provision for loan losses, noninterest expense and income tax provision (FTE) and the 2008 gain on sale of Visa common stock and reversal of noninterest expense related to Visa litigation contingencies. The higher net interest income (FTE) was mainly caused by higher average loans, lower rates paid on interest-bearing deposits and lower average balances of borrowings, partially offset by lower yields on loans, lower average investments and higher average balances of interest-bearing deposits. The provision for loan losses increased $5.4 million to reflect Management’s assessment of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC. Noninterest income increased $108.3 million largely due to the FAS 141R gain, higher service charges on deposit accounts due to assumed deposits and the securities losses in the first nine months of 2008, partially offset by the gain on Visa common stock in the first quarter of 2008. The income tax provision (FTE) increased $44.2 million primarily due to the FAS 141R gain, and higher profitability and securities losses in the first nine months of 2008, partially offset by an increase related to the gain on sale of Visa common stock in the first nine months of 2008.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Interest and fee income	$61,196	$50,975	$183,453	$159,024
Interest expense	(4,500)	(7,438)	(15,078)	(28,651)
FTE adjustment	4,897	5,156	14,895	16,034

Net interest income (FTE)	$61,593	$48,693	$183,270	$146,407

Average earning assets	$4,470,851	$3,745,058	$4,541,596	$3,878,972

Net interest margin (FTE) (annualized)	5.48%	5.19%	5.39%	5.04%
At September 30, 2009, FDIC covered loans represented 29 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan. The Bank includes estimated FDIC reimbursable loan interest income in income in the period such loan interest would be recognized if the borrower were in compliance with the contractual terms of the loan.
Net interest income (FTE) increased during the third quarter of 2009 by $12.9 million or 26.5% from the same period in 2008 to $61.6 million, mainly due to higher average balances of loans (up $849.1 million), lower rates paid on interest-bearing liabilities (down 61 basis points (“bp”)) and lower average balances of borrowings (down $171.5 million), partially offset by lower yields on loans (down 21 bp) and higher average balances of interest-bearing deposits (up $778.9 million), and lower average balances of investments (down $123.3 million).
Comparing the first nine months of 2009 with the corresponding period of 2008, net interest income (FTE) increased $36.9 million or 25.2%, primarily due to a higher volume of average loans (up $817.9 million), lower rates paid on interest-bearing liabilities (down 83 bp) and lower average balances of borrowings (down $167.8 million), partially offset by lower yields on loans (down 35 bp), higher average balances of interest-bearing deposits (up $739.0 million) and lower average balances of investments (down $155.3 million).
Interest and Fee Income
Interest and fee income (FTE) for the third quarter of 2009 increased $10.0 million or 17.7% from the same period in 2008. The increase was caused primarily by higher average balances of loans (up $849.1 million), partially offset by lower yields on loans (down 21 bp) and lower average balances of investments (down $123.3 million).
The growth in the average earning assets in the third quarter of 2009 compared with the same period in 2008 was substantially attributable to the acquisition of County loans from the FDIC. The average balance of such loans for the third quarter of 2009 was $974.1 million. The growth in average balances of loans were mainly due to increases in the average balance of commercial real estate loans (up $483.5 million), taxable commercial loans (up $319.9 million), and other consumer loans (up $119.6 million), partially offset by a $21.5 million decline in average tax-exempt commercial loans, a $37.8 million decline in average residential real estate loans and a $20.3 million decline in indirect automobile loans. The acquired County loan portfolio did not contain significant volumes of tax-exempt commercial loans or residential real estate loans. The average investment portfolio decreased $123.3 million largely due to declines in average balances of U.S. government sponsored entity obligations (down $94.7 million), municipal securities (down $15.8 million) and a $42.9 million decline in average balances of FHLMC and FNMA stock resulting from impairment charges in the second, third and fourth quarters of 2008, partially offset by a $21.7 million increase in the average balance of mortgage backed securities and collateralized mortgage obligations which were purchased from the FDIC as a part of the County acquisition. The Bank has not been actively purchasing investment securities in the current environment. The resulting liquidity has been applied to reduce high-cost and interest-sensitive funding sources.

The average yield on the Company’s earning assets decreased from 5.98% in the third quarter 2008 to 5.88% in the corresponding period of 2009. The composite yield on loans fell 21 bp to 6.03% due to decreases in yields on taxable commercial loans (down 104 bp), commercial real estate loans (down 33 bp), real estate construction loans (down 261 bp) and residential real estate loans (down 13 bp), partially offset by a 16 bp increase in yields on consumer loans. The investment portfolio yield decreased 2 bp to 5.47%, mainly due to a 363 bp decrease in the average yield on corporate and other securities which was affected primarily by suspended dividends on FHLMC and FNMA preferred stock.
Comparing the first nine months of 2009 with the comparable period of 2008, interest and fee income (FTE) was up $23.3 million or 13.3%. The increase largely resulted from a higher volume of average loans due to the County acquisition, partially offset by lower yields on loans and lower average balances of investments.
Average earning assets increased $662.6 million or 17.1% for the first nine months of 2009 compared with the same period of 2008 due to the County acquisition. A $817.9 million increase in the average balance of the loan portfolio was attributable to increases in average balances of commercial real estate loans (up $447.8 million), taxable commercial loans (up $328.1 million) and consumer loans (up $96.5 million), partially offset by a $29.0 million decrease in the average balance of residential real estate loans and a $22.7 million decrease in the average balance of tax-exempt commercial loans. The acquired County loan portfolio did not contain significant volumes of tax-exempt commercial loans or residential real estate loans. Average investments decreased by $155.3 million due to declines in the average balances of U.S. government sponsored entity obligations (down $112.6 million), municipal securities (down $17.5 million) and a $55.3 million decline in average balances of FHLMC and FNMA stock resulting from the impairment charge in the second, third and fourth quarters of 2008, partially offset by a $22.4 million increase in the average balance of mortgage backed securities and collateralized mortgage obligations. The Bank has not been actively purchasing investment securities in the current environment. The resulting liquidity has been applied to reduce high-cost and interest-sensitive funding sources.
The average yield on earning assets for the first nine months of 2009 was 5.83% compared with 6.02% in the corresponding period of 2008. The loan portfolio yield for the first nine months of 2009 compared with the previous quarter was lower by 35 bp, due to decreases in yields on taxable commercial loans (down 155 bp), commercial real estate loans (down 49 bp) and real estate construction loans (down 295 bp), partially offset by consumer loans (up 15 bp) and tax-exempt commercial loans (up 10 bp). The investment portfolio yield decreased by 5 bp. The decrease resulted from an 11 bp decline in yields on mortgage backed securities and collateralized mortgage obligations and a 494 bp decline in yields on corporate and other securities which was affected primarily by suspended dividends on FHLMC and FNMA preferred stock, partially offset by higher yields on U.S. government sponsored entity obligations (up 28 bp).
Interest Expense
Interest expense in the third quarter of 2009 decreased $2.9 million compared with the same period in 2008. The decrease was attributable to lower rates paid on the interest-bearing liabilities, lower balances of borrowings and higher levels of shareholders’ equity, partially offset by higher average interest-bearing deposits. The average rate paid on interest-bearing liabilities decreased from 1.19% in the third quarter of 2008 to 0.58% in the same quarter of 2009. Rates paid on most interest-bearing liabilities moved with general market conditions. Rates on interest-bearing deposits decreased 53 bp to 0.47% primarily due to decreases in rates paid on CDs over $100 thousand (down 108 bp) , CDs less than $100 thousand (down 180 bp) and preferred money market savings (down 87 bp). Rates on short-term borrowings also decreased 59 bp mostly due to lower rates on federal funds purchased (down 180 bp) and sweep accounts (down 35 bp). Average interest-bearing liabilities rose by $607.4 million or 24.4% for the third quarter of 2009 over the same period of 2008 primarily through acquisition. Interest-bearing deposits grew $778.9 million primarily due to increases in CDs less than $100 thousand (up $298.4 million), CDs over $100 thousand (up $97.3 million), money market checking accounts (up $169.1 million), money market savings (up $148.9 million) and regular savings (up $81.5 million). Offsetting the increase were decreases in average balances of short-term borrowings (down $162.8 million) and long-term debt (down $8.6 million). Average short-term borrowings decreased due to a $341.5 million decline in the average balance of federal funds purchased, partially offset by FHLB advances assumed through the County acquisition averaging $86.2 million and a $95.2 million increase in average balances of repurchase agreements due to the County acquisition.

Comparing the first nine months of 2009 with the same period of 2008, interest expense decreased $13.6 million, due to lower rates paid, lower average balances of borrowing and higher levels of shareholders’ equity, offset in part by higher average balances of interest-bearing deposits. Average interest-bearing liabilities during the first nine months of 2009 rose by $571.2 million or 21.8% over the same period of 2008 mainly through the County acquisition. A $739.0 million growth in interest-bearing deposits was mostly attributable to increases in average balances of CDs less than $100 thousand (up $271.9 million), CDs over $100 thousand (up $129.4 million), money market checking accounts (up $161.4 million), money market savings (up $116.6 million) and regular savings (up $72.0 million). Short-term borrowings decreased $158.2 million, mainly the net result of lower average balances of federal funds purchased (down $296.4 million) and sweep accounts (down $15.8 million), partially offset by higher average balances of repurchase agreements (up $76.7 million) and FHLB advances (up $77.3 million). Average balances of long-term debt also declined $9.6 million. Rates paid on interest-bearing liabilities averaged 0.63% during the first nine months of 2009 compared with 1.46% for the first nine months of 2008. The average rate paid on interest-bearing deposits declined 62 bp to 0.56% in the first nine months of 2009 mainly due to lower rates on CDs less than $100 thousand (down 212 bp), CDs over $100 thousand (down 125 bp) and preferred money market savings (down 109 bp). Rates on short-term borrowings were also lower by 139 bp largely due to federal funds (down 236 bp) and repurchase agreements (down 118 bp).
Net Interest Margin (FTE)
The following summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Yield on earning assets (FTE)	5.88%	5.98%	5.83%	6.02%
Rate paid on interest-bearing liabilities	0.58%	1.19%	0.63%	1.46%

Net interest spread (FTE)	5.30%	4.79%	5.20%	4.56%

Impact of all other net noninterest bearing funds	0.18%	0.40%	0.19%	0.48%

Net interest margin (FTE)	5.48%	5.19%	5.39%	5.04%

During the third quarter of 2009, the net interest margin (FTE) increased 29 bp compared with the same period in 2008. Rates paid on interest-bearing liabilities declined faster than yields on earning assets (FTE), resulting in a 51 bp increase in net interest spread. The margin contribution of noninterest bearing funds decreased 22 bp because of the lower market rates of interest at which they could be invested. The net interest margin (FTE) in the first nine months of 2009 rose by 35 bp compared with the comparable period of 2008. Earning asset yields decreased 19 bp while the cost of interest-bearing liabilities declined 83 bp, resulting in a 64 bp increase in the net interest spread. The margin contribution from noninterest bearing funding sources decreased 29 bp.

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

	For the three months ended
	September 30, 2009
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$602	$1	0.66%
Investment securities:
Available for sale
Taxable	237,965	2,352	3.95%
Tax-exempt (1)	167,339	2,846	6.80%
Held to maturity
Taxable	275,553	3,025	4.39%
Tax-exempt (1)	526,004	8,290	6.30%
Loans:
Commercial:
Taxable	642,366	9,391	5.80%
Tax-exempt (1)	184,054	3,032	6.54%
Commercial real estate	1,313,545	21,967	6.63%
Real estate construction	74,707	667	3.54%
Real estate residential	424,189	5,004	4.72%
Consumer	624,527	9,518	6.05%

Total loans (1)	3,263,388	49,579	6.03%

Total earning assets (1)	4,470,851	$66,093	5.88%
Other assets	602,015

Total assets	$5,072,866

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,371,124	$—	—
Savings and interest-bearing transaction	1,687,028	1,178	0.28%
Time less than $100,000	491,555	829	0.67%
Time $100,000 or more	581,681	1,266	0.86%

Total interest-bearing deposits	2,760,264	3,273	0.47%
Short-term borrowed funds	307,266	804	1.04%
Debt financing and notes payable	26,551	423	6.36%

Total interest-bearing liabilities	3,094,081	$4,500	0.58%
Other liabilities	58,330
Shareholders’ equity	549,331

Total liabilities and shareholders’ equity	$5,072,866

Net interest spread (1) (2)			5.30%

Net interest income and interest margin (1) (3)		$61,593	5.48%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	September 30, 2008
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$840	$1	0.47%
Investment securities:
Available for sale
Taxable	164,644	1,858	4.51%
Tax-exempt (1)	194,576	3,212	6.60%
Held to maturity
Taxable	423,088	4,671	4.42%
Tax-exempt (1)	547,593	8,536	6.24%
Loans:
Commercial:
Taxable	322,455	5,547	6.84%
Tax-exempt (1)	205,505	3,347	6.48%
Commercial real estate	830,001	14,516	6.96%
Real estate construction	69,216	1,070	6.15%
Real estate residential	462,004	5,604	4.85%
Consumer	525,136	7,769	5.89%

Total loans (1)	2,414,317	37,853	6.24%

Total earning assets (1)	3,745,058	$56,131	5.98%
Other assets	392,174

Total assets	$4,137,232

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,172,953	$—	—
Savings and interest-bearing transaction	1,303,821	1,394	0.43%
Time less than $100,000	193,170	1,201	2.47%
Time $100,000 or more	484,396	2,365	1.94%

Total interest-bearing deposits	1,981,387	4,960	1.00%
Short-term borrowed funds	470,109	1,954	1.63%
Debt financing and notes payable	35,163	524	5.96%

Total interest-bearing liabilities	2,486,659	$7,438	1.19%
Other liabilities	65,487
Shareholders’ equity	412,133

Total liabilities and shareholders’ equity	$4,137,232

Net interest spread (1) (2)			4.79%

Net interest income and interest margin (1) (3)		$48,693	5.19%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the nine months ended
	September 30, 2009
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$942	$3	0.43%
Investment securities:
Available for sale
Taxable	242,125	6,775	3.73%
Tax-exempt (1)	170,519	8,591	6.72%
Held to maturity
Taxable	332,416	11,384	4.57%
Tax-exempt (1)	534,132	25,219	6.30%
Loans:
Commercial:
Taxable	644,107	27,565	5.72%
Tax-exempt (1)	188,479	9,351	6.63%
Commercial real estate	1,289,190	63,354	6.57%
Real estate construction	77,677	2,286	3.93%
Real estate residential	440,975	15,802	4.78%
Consumer	621,034	28,018	6.03%

Total loans (1)	3,261,462	146,376	6.00%

Total earning assets (1)	4,541,596	$198,348	5.83%
Other assets	571,763

Total assets	$5,113,359

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,330,495	$—	—
Savings and interest-bearing transaction	1,647,624	3,635	0.29%
Time less than $100,000	466,175	2,550	0.73%
Time $100,000 or more	622,168	5,340	1.15%

Total interest-bearing deposits	2,735,967	11,525	0.56%
Short-term borrowed funds	424,362	2,286	0.72%
Debt financing and notes payable	26,584	1,267	6.35%

Total interest-bearing liabilities	3,186,913	$15,078	0.63%
Other liabilities	68,316
Shareholders’ equity	527,635

Total liabilities and shareholders’ equity	$5,113,359

Net interest spread (1) (2)			5.20%

Net interest income and interest margin (1) (3)		$183,270	5.39%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the nine months ended
	September 30, 2008
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$948	$3	0.42%
Investment securities:
Available for sale
Taxable	227,227	7,281	4.27%
Tax-exempt (1)	209,365	11,067	7.05%
Held to maturity
Taxable	444,314	14,682	4.41%
Tax-exempt (1)	553,544	25,806	6.22%
Loans:
Commercial:
Taxable	316,018	17,194	7.27%
Tax-exempt (1)	211,221	10,319	6.53%
Commercial real estate	841,391	44,442	7.06%
Real estate construction	80,473	4,143	6.88%
Real estate residential	469,952	17,021	4.83%
Consumer	524,519	23,100	5.88%

Total loans (1)	2,443,574	116,219	6.35%

Total earning assets (1)	3,878,972	$175,058	6.02%
Other assets	396,685

Total assets	$4,275,657

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,186,443	$—	—
Savings and interest-bearing transaction	1,309,921	4,627	0.47%
Time less than $100,000	194,305	4,144	2.85%
Time $100,000 or more	492,724	8,840	2.40%

Total interest-bearing deposits	1,996,950	17,611	1.18%
Short-term borrowed funds	582,564	9,360	2.11%
Debt financing and notes payable	36,210	1,680	6.19%

Total interest-bearing liabilities	2,615,724	$28,651	1.46%
Other liabilities	67,246
Shareholders’ equity	406,244

Total liabilities and shareholders’ equity	$4,275,657

Net interest spread (1) (2)			4.56%

Net interest income and interest margin (1) (3)		$146,407	5.04%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

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

	Three months ended September 30, 2009
	compared with
	Three months ended September 30, 2008
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$0	$0	$0
Investment securities:
Available for sale
Taxable	750	(256)	494
Tax-exempt (1)	(462)	96	(366)
Held to maturity
Taxable	(1,620)	(26)	(1,646)
Tax-exempt (1)	(340)	94	(246)
Loans:
Commercial:
Taxable	4,800	(956)	3,844
Tax-exempt (1)	(345)	30	(315)
Commercial real estate	8,151	(700)	7,451
Real estate construction	80	(483)	(403)
Real estate residential	(449)	(151)	(600)
Consumer	1,528	221	1,749

Total loans (1)	13,765	(2,039)	11,726

Total increase (decrease) in interest and fee income (1)	12,093	(2,131)	9,962

Interest expense:
Deposits:
Savings and interest-bearing transaction	347	(563)	(216)
Time less than $100,000	940	(1,312)	(372)
Time $100,000 or more	407	(1,506)	(1,099)

Total interest-bearing deposits	1,694	(3,381)	(1,687)

Short-term borrowed funds	(486)	(663)	(1,149)
Debt financing and notes payable	(134)	32	(102)

Total increase (decrease) in interest expense	1,074	(4,012)	(2,938)

Increase in
Net Interest Income (1)	$11,019	$1,881	$12,900

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Nine months ended September 30, 2009
	compared with
	Nine months ended September 30, 2008
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$0	$0	$0
Investment securities:
Available for sale
Taxable	439	(945)	(506)
Tax-exempt (1)	(1,983)	(493)	(2,476)
Held to maturity
Taxable	(3,818)	520	(3,298)
Tax-exempt (1)	(935)	348	(587)
Loans:
Commercial:
Taxable	14,655	(4,284)	10,371
Tax-exempt (1)	(1,139)	171	(968)
Commercial real estate	22,130	(3,218)	18,912
Real estate construction	(147)	(1,710)	(1,857)
Real estate residential	(1,048)	(171)	(1,219)
Consumer	4,311	607	4,918

Total loans (1)	38,762	(8,605)	30,157

Total increase (decrease) in interest and fee income (1)	32,465	(9,175)	23,290

Interest expense:
Deposits:
Savings and interest-bearing transaction	646	(1,638)	(992)
Time less than $100,000	2,302	(3,896)	(1,594)
Time $100,000 or more	1,496	(4,996)	(3,500)

Total interest-bearing deposits	4,444	(10,530)	(6,086)

Short-term borrowed funds	(1,481)	(5,593)	(7,074)
Debt financing and notes payable	(325)	(88)	(413)

Total increase (decrease) in interest expense	2,638	(16,211)	(13,573)

Increase in
Net Interest Income (1)	$29,827	$7,036	$36,863

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Loan Lossess
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered with the FDIC. Further, the Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Due to the loss-sharing agreements and February 6, 2009 fair value recognition, the Company did not record a provision for loan losses during the first nine months of 2009 related to covered loans. The Company provided $2.8 million for loan losses related to non-covered loans in the third quarter of 2009, compared with $600 thousand in the third quarter of 2008. For the first nine months of 2009 and 2008, $7.2 million and $1.8 million were provided in each respective period. The provision reflects Management’s assessment of credit risk and the appropriate level of the allowance for loan losses for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Classified Assets,” “Nonperforming Assets,” and “Allowance for Credit Losses” section of this report.

Noninterest Income
The following table summarizes the components of noninterest income (loss) for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Service charges on deposit accounts	$9,479	$7,555	$27,017	$22,379
Merchant credit card fees	2,163	2,611	6,818	7,903
Debit card fees	1,267	970	3,656	2,852
ATM fees and interchange	965	756	2,792	2,238
Other service fees	558	495	1,629	1,517
Trust fees	319	293	1,056	973
Check sale income	223	193	661	569
Financial services commissions	129	186	420	689
Mortgage banking income	26	39	68	106
Gain on sale of Visa common stock	—	—	—	5,698
FAS 141R gain	—	—	48,844	—
Net losses from equity securities	—	(41,206)	—	(59,384)
Other noninterest income	832	609	3,354	2,497

Total	$15,961	$(27,499)	$96,315	$(11,963)

Noninterest income for the third quarter of 2009 was $16.0 million compared with a noninterest loss of $27.5 million in the same period in 2008. The increase was mostly attributable to $41.2 million in losses on sale and “other than temporary” impairment charge on FHLMC and FNMA preferred stock in the third quarter 2008. Higher service charges on deposit accounts (up $1.9 million or 25.5%), debit card fees (up $297 thousand or 30.6%) and ATM fees and interchange income (up $209 thousand or 27.6%) were generally attributable to the growth in deposit accounts through the County acquisition. Other noninterest income increased $223 thousand mainly due to $151 thousand in miscellaneous income from County operations and a $45 thousand increase in gains on sale of OREO. Merchant credit card fees declined $448 thousand or 17.2% due to lower transaction volume and the impact of prevailing economic conditions on consumer spending.
In the first nine months of 2009, noninterest income was $96.3 million compared with a noninterest loss of $12.0 million in the corresponding period of 2008 primarily due to a $48.8 million FAS 141R gain and a $4.6 million or 20.7% increase in service charges on deposit accounts in the first nine months of 2009 and because noninterest income in the first nine months of 2008 was reduced by $59.4 million in losses on sale and “other than temporary” impairment charge on FHLMC and FNMA preferred stock. Higher service charges on deposit accounts were attributable to growth in deposit accounts through the County acquisition in February of 2009. The County acquisition was accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities were recorded at their acquisition date fair values, and identifiable intangible assets were recorded at fair value. The FAS 141R gain totaling $48.8 million resulted from the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. Debit card fees and ATM fees and interchange income increased $804 thousand or 28.2% and $554 thousand or 24.8%, respectively, mainly due to an increased customer base through the County acquisition. Other noninterest income increased $857 thousand largely due to $927 thousand in miscellaneous income from County operations. Merchant credit card income declined $1.1 million or 13.7% primarily due to lower transaction volume and the impact of prevailing economic conditions on consumer spending. Offsetting the increase was a $5.7 million gain on sale of Visa common stock in the first nine months of 2008 and a $269 thousand decrease in financial services commissions.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Salaries and related benefits	$16,402	$12,621	$50,221	$38,670
Occupancy	4,008	3,465	14,831	10,297
Outsourced data processing services	2,258	2,098	6,740	6,323
Equipment	1,789	903	4,618	2,825
Amortization of identifiable intangibles	1,671	788	5,051	2,433
FDIC insurance assessments	1,442	131	4,820	359
Courier service	989	835	2,881	2,488
Professional fees	913	485	2,580	1,704
Telephone	622	342	1,487	1,023
Postage	576	369	1,570	1,142
Stationery and supplies	450	272	1,191	836
Loan expense	491	246	1,689	653
Correspondent service charges	302	178	892	498
Operational losses	242	113	658	494
Advertising/public relations	229	191	809	660
Visa litigation expense	—	—	—	(2,338)
Other noninterest expense	2,767	2,166	7,902	6,529

Total	$35,151	$25,203	$107,940	$74,596

Average full time equivalent staff	1,086	899	1,135	892

Noninterest expense to revenues (FTE)	45.32%	118.92%	38.61%	55.48%
Noninterest expense increased $9.9 million or 39.5% in the three months ended September 30, 2009 compared with the same period in 2008 mainly due to acquisition related incremental costs and higher FDIC insurance assessments (up 1.3 million). Salaries and related benefits increased $3.8 million or 30.0% primarily due to personnel costs related to the County acquisition. Occupancy expense increased $543 thousand or 15.7% mainly due to rent and maintenance costs for County’s branches and other facilities. Outsourced data processing services expense increased $160 thousand or 7.6% mostly due to the County acquisition. Equipment expense increased $886 thousand primarily due to additional expenses for former County branches. Amortization of deposit intangibles increased $883 thousand due to amortization of the core deposit intangible asset recognized for the assumed County deposit base. Professional fees were higher by $428 thousand generally due to higher legal fees for loans acquired from County and other professional fees, partly offset by reimbursements from the FDIC. Postage increased $207 thousand largely due to increased customer base and branch consolidation notices to customers. Stationary and supplies expense increased $178 thousand mostly due to printing branch consolidation notices to customers and supplying former County branches with Westamerica forms. Other expenses also increased due to the County acquisition, including courier services (up $154 thousand), telephone expense (up $280 thousand), loan expense (up $245 thousand), correspondent service charges (up $124 thousand) and operational losses (up $129 thousand). Other miscellaneous noninterest expense increased $601 thousand primarily due to a $200 thousand reduction in unfunded loan commitments in the third quarter 2008 and increases in insurance costs (up $138 thousand), low income housing amortization (up $120 thousand) and ATM network fees (up $98 thousand).

Noninterest expense increased $33.3 million or 44.7% in the nine months ended September 30, 2009 compared with the same period in 2008 mainly due to acquisition related incremental costs, higher FDIC insurance assessments costs and the reversal of a $2.3 million accrual for Visa related litigation in the first nine months of 2008. Salaries and related benefits increased $11.6 million or 29.9% primarily due to personnel costs related to the County acquisition. Occupancy expense increased $4.5 million or 44.0% mainly due to rent and maintenance costs for County’s branches. Equipment expense increased $1.8 million primarily due to additional expenses for former County branches. FDIC insurance assessments increased from $359 thousand in the first nine months of 2008 to $4.8 million in the corresponding period in 2009. Amortization of deposit intangibles increased $2.6 million due to amortization of the core deposit intangible asset recognized for the assumed County deposit base. Professional fees increased $876 thousand generally due to higher legal fees for loans acquired from County, issuance of preferred stock and other professional fees, partially reduced by FDIC reimbursements. Postage increased $428 thousand mainly due to mailings of welcome packages and branch consolidation notices to former County customers. Stationary and supplies expense increased $355 thousand mostly due to printing welcome packages and branch consolidation notices to customers and supplying former County branches with Westamerica forms. Loan expense increased $1.0 million due to the County acquisition, including servicing fees on factoring receivables acquired from County. Such factoring receivables were fully liquidated in April 2009. Other categories of expenses increased due to the acquisition including outsourced data processing services expense (up $417 thousand), courier services (up $393 thousand), telephone expense (up $464 thousand), correspondent service charges (up $394 thousand) and operational losses (up $164 thousand) and advertising and public relations expenses (up $149 thousand). Other miscellaneous noninterest expense also increased $1.4 million mainly due to a $562 thousand increase in low income housing investment amortization, a $426 thousand increase in ATM and debit card network fees and insurance costs (up $128 thousand), partially offset by a $200 thousand increase in a reduction in reserve for unfunded loan commitments.
The Company completed County Bank systems integrations and branch consolidations in August 2009. As a result, Management expects lower personnel, occupancy, equipment and other costs in the fourth quarter 2009, relative to the third quarter 2009.
The Bank must pay the FDIC assessments to provide FDIC insurance on its customers’ deposit balances subject to FDIC insurance limits. Under current risk-based assessment rates, the Bank pays the lowest assessment rate. Based on current deposit balances, the Bank estimates quarterly FDIC insurance assessments of $1.5 million, subject to changes in the assessment rate structure and any additional special assessments. Given the depleted nature of the Deposit Insurance Fund and financial condition of the banking industry, the amount of FDIC assessments could increase in the future.
Provision for Income Tax
During the third quarter of 2009, the Company recorded income tax provision (FTE) of $14.3 million, compared with $4.7 million in tax benefits in the third quarter 2008. The current quarter provision reflected a $587 thousand reduction in income tax provision as the Company reversed tax reserves for uncertain tax positions upon the expiration of the statute of limitations for the 2005 federal return. The third quarter 2009 income tax provision (FTE) represents an effective tax rate (FTE) of 36.2%. During the third quarter 2008, the Company filed its 2007 federal income tax return. Amounts included in that filed return were reconciled to estimates of such amounts used to recognize the 2007 federal income tax provision. As a result, a reduction in the tax provision in the amount of $877 thousand was recognized in the third quarter 2008 to adjust the 2007 tax estimates to amounts included in the filed tax return. The adjustment primarily resulted from higher than anticipated tax credits earned on limited partnership investments providing low-income housing and housing for the elderly in our Northern and Central California communities.
On a year-to-date basis, the income tax provision (FTE) was $63.2 million for the first nine months of 2009 compared with $19.0 million for the corresponding period of 2008. The increase in pretax earnings was greater than the increase in the preference items. As such, the first nine months of 2009 effective tax rate of 38.4% compared with 32.8% for the same period of 2008. The tax provision for the first nine months of 2009 included a $587 thousand reduction in income tax provision as the Company reversed tax reserves for uncertain tax positions upon the expiration of the statute of limitations for the 2005 federal return. The tax provision for the first nine months of 2008 included a $25 million tax benefit related to the FHLMC and FNMA preferred stock losses and securities impairment charge and the $877 thousand 2007 tax return to provision benefit reconciliation mentioned above, partially offset by an increase due to the higher tax rate for the income related to the Visa IPO.

Loan Portfolio Credit Risk
The risk that loan customers do not repay loans granted by the Bank is the most significant risk to the Company. The Company closely monitors the markets in which it conducts its lending operations and follows a strategy to control exposure to loans with high credit risk. The Bank’s organization structure separates the functions of business development and loan underwriting; Management believes this segregation of duties avoids inherent conflicts of centralizing business development and loan approval. In measuring credit risk, Management follows practices customary in the commercial banking industry.
•
The Bank maintains a Loan Review Department with reports directly to the Board of Directors. The Loan Review Department performs independent evaluations of loans and assigns credit risk grades to evaluated loans using grading standards employed by bank regulatory agencies. Those loans judged to carry higher risk attributes are referred to as “classified loans.” Classified loans receive elevated management attention to maximize collection.

•	The Bank maintains two loan administration offices whose sole responsibility is to manage and collect classified loans.
Classified loans with higher levels of credit risk are further designated as “nonaccrual loans.” Management places loans on nonaccrual status when full collection of contractual interest and principal payments is in doubt. Interest previously accrued on loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements under loss sharing agreements. The Company does not accrue interest income on nonaccrual loans. Interest payments received on nonaccrual loans are applied to reduce the carrying amount of the loan unless the carrying amount is well secured by loan collateral or covered by FDIC loss-sharing agreements. “Nonperforming assets” include nonaccrual loans, loans 90 or more days past due and still accruing, and repossessed loan collateral.
On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management bifurcates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “non-covered loans”). At September 30, 2009, covered loans totaled $933 million (net), or 29 percent of total loans, and non-covered loans totaled $2.3 billion, or 71 percent of total loans.
Covered Loans and Repossessed Loan Collateral (Covered Assets)
Covered loans and repossessed loan collateral qualify under loss-sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC absorbs 80 percent of losses and shares in 80 percent of loss recoveries on the first $269 million in losses on covered assets (“First Tier”), and absorbs 95 percent of losses and shares in 95 percent of loss recoveries exceeding $269 million (“Second Tier”). The term of the loss sharing agreement on residential real estate assets is ten years, while the term for loss sharing on non-residential real estate assets is five years in respect to losses and eight years in respect to loss recoveries.
The covered assets are primarily located in the California Central Valley, including Merced County. This geographic area currently has some of the weakest economic conditions within California and has experienced significant declines in real estate values. Management expects higher loss rates on covered assets than on noncovered assets.
The Bank recorded acquired covered assets at estimated fair value on the February 6, 2009 acquisition date. The credit risk discount ascribed to the $1.2 billion acquired loan and repossessed loan collateral portfolio was $161 million representing estimated losses inherent in the assets at the acquisition date. The Bank also recorded a related receivable from the FDIC in the amount of $129 million representing estimated FDIC reimbursements under the loss-sharing agreements.
In Management’s judgment, the fair value discount recognized for the acquired assets remains adequate as an estimate of credit risk in covered assets as of September 30, 2009. In the event credit risk deteriorates beyond that estimated by Management, losses in excess of the fair value credit discount would be recognized, net of related FDIC loss indemnification.

The maximum risk to future earnings if First Tier losses exceed Management’s estimated $161 million in recognized losses under the FDIC loss-sharing agreements follows:

First Tier Loss Coverage	$269 million
Less: Recognized credit risk discount	$161 million

Exposure to under-estimated risk within FirstTier	$108 million
Bank loss-sharing percentage	20 percent

First Tier risk to Bank, pre-tax	$22 million

First Tier risk to Bank, after-tax	$13 million

Of the estimated $161 million in recognized credit risk at February 6, 2009, the Company has realized losses of $58 million. Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s total after-tax exposure to Second Tier losses is $24 million as of September 30, 2009.
The following is a summary of covered classified loans and repossessed loan collateral as of September 30, 2009:

At September 30,
2009
(In thousands)
Covered Classified Assets
Classified loans	$174,583
Repossessed loan collateral	18,740

Total	$193,323

The following is a summary of covered nonperforming assets as of September 30, 2009:

At September 30,
2009
(In thousands)
Covered nonperforming assets
Performing, nonaccrual loans	$26,277
Nonperforming, nonaccrual loans	53,255

Total nonaccrual loans	79,532
Loans 90 days past due and still accruing	935

Total nonperforming loans	80,467

Covered repossessed loan collateral	18,740

Total	$99,207

As a percentage of total covered loans and OREO	10.43%
Noncovered Classified Loans and Repossessed Loan Collateral (Noncovered Assets)
The following is a summary of non-covered classified loans and repossessed loan collateral:

	At September 30,	At December 31,
	2009	2008
	(In thousands)
Non-covered Classified Assets
Classified loans	$66,810	$34,028
Repossessed loan collateral	4,319	3,505

Total	$71,129	$37,533

Allowance for loan losses / non-covered classified loans	64%	131%

The following is a summary of non-covered nonperforming assets on the dates indicated:

	At September 30,	At December 31,
	2009	2008
	(In thousands)
Non-covered nonperforming assets
Performing, nonaccrual loans	$61	$1,143
Nonperforming, nonaccrual loans	31,352	8,883

Total nonaccrual loans	31,413	10,026
Loans 90 days past due and still accruing	1,212	755

Total nonperforming loans	32,625	10,781

Repossessed loan collateral	4,319	3,505

Total	$36,944	$14,286

As a percentage of total non-covered loans and repossessed loan collateral	1.63%	0.60%
Non-covered nonaccrual loans increased $19.2 million during the nine months ended September 30, 2009. Fifty nine loans comprised the $31.4 million in nonaccrual loans as of September 30, 2009. The increase in non-covered nonperforming loans is primarily due to two residential construction loan relationships for single family properties ($8.4 million), twelve consumer mortgages ($5.8 million), and two commercial real estate relationships ($5.3 million) placed on nonaccrual status during the nine months ended September 30, 2009. The Company actively pursues full collection of nonaccrual loans.
The Company had no restructured loans as of September 30, 2009 and December 31, 2008.
Non-covered commercial loans, non-covered construction loans and non-covered commercial real estate loans on accrual status were as follows:

	At September 30,	At December 31,
	2009	2008
	(In thousands)
Non-covered commercial loans:
30-89 days delinquent:
Dollar amount	$7,687	$3,559
Percentage of total non-covered commercial loans	1.54%	0.70%
90 or more days delinquent:
Dollar amount	$602	$-0-
Percentage of total non-covered commercial loans	0.12%	0.00%

Non-covered construction loans:
30-89 days delinquent:
Dollar amount	$459	$3,393
Percentage of total non-covered construction loans	1.12%	6.44%
90 or more days delinquent:
Dollar amount	$-0-	$-0-
Percentage of total non-covered construction loans	0.00%	0.00%

Non-covered commercial real estate loans:
30-89 days delinquent:
Dollar amount	$13,095	$5,993
Percentage of total non-covered commercial real estate loans	1.62%	0.73%
90 or more days delinquent:
Dollar amount	$-0-	$-0-
Percentage of total non-covered commercial real estate loans	0.00%	0.00%

The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no “sub-prime” non-covered loans as of September 30, 2009 and December 31, 2008. At September 30, 2009, $5.8 million non-covered residential real estate loans were on nonaccrual status. Non-covered residential real estate loans, non-covered automobile loans and non-covered other consumer loans on accrual status were as follows:

	At September 30,	At December 31,
	2009	2008
	(In thousands)
Non-covered residential real estate loans:
30-89 days delinquent:
Dollar amount	$1,569	$3,273
Percentage of total non-covered residential real estate loans	0.39%	0.71%
90 or more days delinquent:
Dollar amount	$-0-	$-0-
Percentage of total non-covered residential real estate loans	0.00%	0.00%

Non-covered automobile loans:
30-89 days delinquent:
Dollar amount	$6,229	$5,241
Percentage of total automobile loans	1.37%	1.12%
90 or more days delinquent:
Dollar amount	$574	$569
Percentage of total automobile loans	0.13%	0.12%

Non-covered other consumer loans:
30-89 days delinquent:
Dollar amount	$1,321	$896
Percentage of total non-covered other consumer loans	1.65%	1.49%
90 or more days delinquent:
Dollar amount	$36	$186
Percentage of total non-covered other consumer loans	0.04%	0.31%
The amount of gross interest income that would have been recorded for nonaccrual loans for the three and nine months ended September 30, 2009, if all such loans had been current in accordance with their original terms, was $1.8 million and $3.4 million, respectively, compared with $184 thousand and $466 thousand, respectively, for the comparable periods of 2008.
The amount of interest income that was recognized on nonaccrual loans from all cash payments, including those related to interest owed from prior years, made during the three and nine months ended September 30, 2009, totaled $536 thousand and $660 thousand, respectively, compared with $48 thousand and $312 thousand, respectively, for the comparable periods of 2008. These cash payments represent annualized yields of 1.91% and 1.23%, respectively, for the third quarter and the first nine months of 2009 compared with 1.56% and 4.26%, respectively, for the respective periods of 2008.
Total cash payments received during the third quarter and the first nine months of 2009 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2009 totaled $-0- and $1 thousand, respectively. There were no cash payments received in the first nine months of 2008, which were applied against the book balances of nonaccrual loans outstanding at September 30, 2008.
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

Allowance for Credit Losses
The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described in the Nonperforming Loans section above, payments on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of covered loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 8050, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. The allowance for credit losses represents Management’s estimate of credit losses in excess of these principal reductions.
Management determined the fair value discounts assigned to covered loans purchased on February 6, 2009 remained adequate as an estimate of credit losses inherent in covered loans as of September 30, 2009.
The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)

Balance, beginning of period	$45,815	$54,257	$47,563	$55,799

Provision for loan losses	2,800	600	7,200	1,800

Provision for unfunded commitments	0	(200)	(400)	(200)

Loans charged off:
Commercial and commercial real estate	(1,514)	(261)	(3,288)	(1,076)
Real estate construction	0	0	(311)	(783)
Real estate residential	(114)	0	(242)	0
Consumer	(2,242)	(1,525)	(6,894)	(3,673)

Total non-covered loans chargeoffs	(3,870)	(1,786)	(10,735)	(5,532)
Recoveries of previously charged off non-covered loans:
Commercial and commercial real estate	110	66	258	241
Real estate construction	6	0	14	0
Real estate residential	0	0	0	0
Consumer	515	253	1,476	1,082

Total recoveries	631	319	1,748	1,323

Net loan losses	(3,239)	(1,467)	(8,987)	(4,209)

Balance, end of period	$45,376	$53,190	$45,376	$53,190

Components:
Allowance for loan losses	$42,683	$50,097
Reserve for unfunded credit commitments	2,693	3,093

Allowance for credit losses	$45,376	$53,190

Allowance for loan losses / non-covered loans outstanding	1.88%	2.08%

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss sharing coverage relative to covered loan carrying amounts, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to consumer loans. Current levels of automobile loan losses are compared to initial allowance allocations and, based on Management judgment, additional allocations are applied, if needed, to estimate losses. For residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on residential real estate loans.
Last, allocations are made to non-criticized and non-classified commercial loans based on historical loss rates and other statistical data. The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $45.4 million allowance for credit losses to be adequate as a reserve against non-covered credit losses as of September 30, 2009.
The following table presents the allocation of the allowance for credit losses:

	At September 30,		At December 31,
	2009		2008
	(In thousands)
		Non-covered		Non-covered
		Loans as		Loans as
	Allocation	Percent	Allocation	Percent
	of the	of Total	of the	of Total
	Allowance	Non-covered	Allowance	Non-covered
	Balance	Loans	Balance	Loans
Commercial	$19,166	58%	$23,774	57%
Real estate construction	5,634	2%	4,725	2%
Real estate residential	1,150	18%	367	19%
Consumer	8,071	22%	6,331	22%
Unallocated portion	11,355	—	12,366	—

Total	$45,376	100%	$47,563	100%

The allocation to loan portfolio segments changed from December 31, 2008 to September 30, 2009. The decrease in allocation for commercial loans was substantially attributable to a lower allocation to municipal loans and Management’s evaluation of loss rates against commercial loan performance metrics. The increase in allocation to real estate construction loans reflects an increase in criticized construction loans outstanding, which receive higher allocations due to higher risk attributes, offset in part by lower volumes of non-criticized construction loans and construction loan commitments. The increase in the allocation to real estate residential loans is due to Management’s judgment regarding the appropriate allocation based on recent foreclosure losses and increased levels of nonaccrual mortgages. The higher allocation for consumer loans was primarily due to Management’s judgment regarding the appropriate allocation based on current levels of auto loan chargeoffs. The unallocated portion of the allowance for credit losses decreased $1.0 million from December 31, 2008 to September 30, 2009. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At September 30, 2009 and December 31, 2008, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($2.1 million and $3.4 million, respectively), external competitive issues ($803 thousand and $1.2 million, respectively), internal credit administration considerations ($1.6 million and $1.4 million, respectively), and delinquency and problem loan trends ($3.9 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its loan portfolio, extent of migration of previously non-classified loans to classified status, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $11.4 million at September 30, 2009, compared to $12.4 million at December 31, 2008.
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
The Company’s exposure to changes in interest rates has declined significantly over the past twelve months. The Bank’s balance sheet has been in a “liability sensitive” position during the past twelve months. A “liability sensitive” position exists when interest-bearing liabilities subject to immediate and near-term interest rate changes will likely cause a greater change in interest expense than the corresponding change in interest income generated by interest-sensitive loans and investment securities. A liability sensitive position can increase net interest income when interest rates are declining, and can reduce net interest income when interest rates are rising. Given the recent decline in interest rates to very low levels, Management employed tactics to reduce the liability sensitive position of the Bank’s assets and liabilities. The principle tactic employed was to deploy investment security liquidity to retire the most interest sensitive liabilities, primarily federal funds purchased, and higher costing liabilities. No assurances can be given as to the actual impact on net interest income caused by changes in interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk. The Company’s results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short term interest rates.
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending September 30, 2010. Conversely, using the current composition of the Company’s balance sheet and assuming an increase of 100 bp in the federal funds rate and an increase of 10 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending September 30, 2010. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management is currently deploying tactics to reduce the “liability sensitivity” of the Company’s balance sheet to a more “neutral” condition where changes in interest rates result in less significant changes in earnings. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.

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
Liquidity and Funding
The Company generates significant liquidity from its operating activities. The Company’s profitability during the first nine months of 2009 and 2008 contributed substantial operating cash flows of $134.2 million and $63.3 million, respectively. In the first nine months of 2009, the Company paid $30.8 million in common shareholder dividends and used $1.5 million to repurchase and retire common stock. In the first nine months of 2008, the Company paid $30.1 million in shareholder dividends and used $35.1 million to repurchase and retire common stock.
The Company’s routine operating sources of liquidity include investment securities, consumer and other loans, deposits, and other borrowed funds. During the first nine months of 2009, investment securities provided $248.2 million in liquidity from paydowns and maturities, and loans provided $330.6 million in liquidity from scheduled payments and maturities, net of loan fundings. The Company also raised $83.7 million from the issuance of preferred stock to the United States Treasury in the first quarter of 2009 and redeemed $42 million of the same preferred stock in the third quarter of 2009. The Company projects $172 million in additional liquidity from investment security paydowns and maturities in the twelve months ending September 30, 2010. At September 30, 2009, automobile loans totaled $455 million, which were experiencing stable monthly principal payments of approximately $17 million during the third quarter of 2009.
During the first nine months of 2009, a portion of the liquidity provided by operating activities, investment securities and loans provided funds to meet a net reduction in deposits totaling $298.8 million and a reduction in short-term borrowed funds, primarily federal funds purchased which declined from $335 million at December 31, 2008 to $-0- at September 30, 2009.
During the first nine months of 2008, investment securities provided $266.3 million in liquidity from paydowns and maturities, and loans provided $89.4 million in liquidity from scheduled payments and maturities, net of fundings. A portion of liquidity provided by investment securities and loans provided funds to meet a net reduction in deposits totaling $135.0 million. The remaining liquidity was used to reduce higher-costing borrowed funds, primarily subordinated debt which decreased $10 million and federal funds purchased which declined $248 million.

The Company held $1.17 billion in total investment securities at September 30, 2009. Under certain deposit, borrowing and other arrangements, the Company must hold investment securities as collateral. At September 30, 2009, such collateral requirements totaled approximately $1.0 billion. At September 30, 2009, $391.6 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
At September 30, 2009, $430.0 million in collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. All of the Non Agency CMOs are rated investment grade based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC and FNMA MBSs purchased for Community Reinvestment Act investment purposes, the Company has not purchased a CMO or MBS since November 2005. The CMOs and MBSs provided $116 million in liquidity from paydowns during the nine months ended September 30, 2009. At September 30, 2009, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.
The Company anticipates maintaining its cash levels throughout the remainder of 2009 mainly through profitability and retained earnings. It is anticipated that loan demand from credit-worthy borrowers will remain weak throughout 2009 and early 2010, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The recent series of reductions in the federal funds rate resulted in declining short-term interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors. Quarterly shareholder dividends are restricted to the quarterly per share amount prior to October 14, 2008, or $0.35 per share, under the terms of the February 13, 2009 issuance of preferred stock to the Treasury. The Company anticipates applying operating cash flows to redeem the remaining preferred stock issued to the Treasury.
The Company is a separate entity and apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. At times, the Company has redeemed and returned its stock. Substantially all of the Company’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to the Company by the Bank is limited under California law. The amount that can be paid in any calendar year, without prior approval from the state regulatory agency, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.
Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income applicable to common equity as an annualized percentage of average common stock equity (“return on common equity” or “ROE”) was 22.1% in 2007, 14.8% in 2008 and 28.4% in the first nine months of 2009. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $14.6 million in 2007, $25.8 million in 2008 and $11.6 million in the first nine months of 2009.
The Company paid dividends totaling $40.6 million in 2007, $40.2 million in 2008 and $30.8 million in the first nine of 2009, which represent dividends per common share of $1.36, $1.39 and $1.06, respectively. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 1.9 million shares of common stock valued at $87.1 million in 2007, 719 thousand shares of common stock valued at $35.9 million in 2008 and 32 thousand shares valued at $1.5 million in the first nine months of 2009. Share repurchases are currently restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury. On September 2, 2009 the Company redeemed 41,863 shares of its preferred stock at $1,000 per share. This $42 million redemption represents fifty percent of the preferred stock issued to the Treasury on February 13, 2009. Management intends to redeem the remaining preferred stock from operating cash flows, if deemed appropriate, or through other means.

The Company’s primary capital resource is shareholders’ equity, which increased $125.9 million or 30.7% at September 30, 2009 from December 31, 2008, primarily due to a $83.8 million issuance of preferred stock and $101.3 million in profits earned during the nine months ended September 30, 2009, offset by $33.1 million in common and preferred dividends paid and $41.9 million in redemption of preferred stock.
The following summarizes the ratios of capital to risk-adjusted assets for the Company on the date indicated:

				Minimum	Well-capitalized by
	At September 30,		At December 31,	Regulatory	Regulatory
	2009	2008	2008	Requirement	Definition

Tier I Capital	13.75%	9.97%	10.47%	4.00%	6.00%
Total Capital	15.07%	11.25%	11.76%	8.00%	10.00%
Leverage ratio	8.00%	6.94%	7.36%	4.00%	5.00%
The risk-based capital ratios increased at September 30, 2009, compared with September 30, 2008, due to increased Tier I Capital resulting from the February 13, 2009 issuance of $83.7 million in preferred stock and increased profitability, partially offset by $42 million in redemption of preferred stock and an increase in risk-weighted assets. The risk-based capital ratios increased at September 30, 2009, compared with December 31, 2008, due to equity capital increasing faster than risk-weighted assets. FDIC-covered loans are included in the 20% risk-weighted category due to the loss sharing agreements.
The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the date indicated:

				Minimum	Well-capitalized by
	At September 30,		At December 31,	Regulatory	Regulatory
	2009	2008	2008	Requirement	Definition

Tier I Capital	12.93%	9.24%	9.31%	4.00%	6.00%
Total Capital	14.43%	10.72%	10.78%	8.00%	10.00%
Leverage ratio	7.49%	6.38%	6.52%	4.00%	5.00%
The Company contributed $93.7 million in capital to the Bank during the first nine months of 2009 to maintain the Bank’s “well capitalized” condition following the February 6, 2009 County Bank acquisition. The risk-based capital ratios increased at September 30, 2009, compared with September 30, 2008, due to increased Tier I Capital resulting from the capital contribution from the Company and the retention of earnings, partially offset by an increase in risk-weighted assets. The risk-based capital ratios increased at September 30, 2009, compared with December 31, 2008, due to equity capital increasing relatively faster than risk-weighted assets. FDIC-covered loans are included in the 20% risk-weighted category due to the loss sharing agreements.
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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

			(c)	(d)
			Total	Maximum
			Number	Number
			of Shares	of Shares
		(b)	Purchased	that May
	(a)	Average	as Part of	Yet Be
	Total	Price	Publicly	Purchased
	Number of	Paid	Announced	Under the
	Shares	per	Plans	Plans or
Period	Purchased	Share	or Programs*	Programs
(In thousands, except per share data)

July 1 through July 31	3	$48.04	3	1,952

August 1 through August 31	3	$52.03	3	2,000

September 1 through September 30	2	$50.99	2	1,998

Total	8	$50.45	8	1,998

*
Includes 3 thousand, 3 thousand and 2 thousand shares purchased in July, August and September, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
Shares were repurchased during the third quarter of 2009 pursuant to a program approved by the Board of Directors on August 28, 2008 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2009. A replacement plan was approved by the Board of Directors on August 27, 2009 to repurchase up to 2 million shares prior to September 1, 2010.
On February 13, 2009, the Company utilized the Troubled Asset Relief Program and issued 83,726 preferred shares to the United States Treasury at $1,000 per share (“Treasury Preferred Stock”). Subsequently, the Company redeemed 41,863 shares of its Treasury Preferred Stock at $1,000 per share. This $42 million redemption represents fifty percent of the Treasury Preferred Stock. Management intends to complete full redemption using the Company’s operating earnings. However, until such time, under the terms of the Treasury Preferred Stock, share repurchases are limited to repurchases related to employee benefit programs.

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
Date: October 30, 2009

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