Form 10-K
period 2009-12-31
WESTAMERICA BANCORPORATION
filed 2010-02-26
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (707) 863-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of class:	Name of each exchange on which registered:

Common Stock, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2009 as reported on the NASDAQ Global Select Market, was $1,075,778,908.29. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 19, 2010 29,227,611 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 22, 2010, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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
These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current difficulties in the national and California economies and the effects of federal government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses including the recent acquisition of County Bank assets and assumption of County Bank liabilities from the Federal Deposit Insurance Corporation; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; and (12) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. See also “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this Report.
PART I

ITEM 1.	BUSINESS
Westamerica Bancorporation (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Principal administrative offices are located at 4550 Mangels Boulevard, Fairfield, California 94534 and its telephone number is (707) 863-6000. The Company provides a full range of banking services to individual and corporate customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the north to Kern County in the south. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Bank owns 100% of the capital stock of Community Banker Services Corporation (“CBSC”), a company engaged in providing the Company and its subsidiaries with data processing services and other support functions.
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
The Company acquired five additional banks within its immediate market area during the early to mid 1990’s. In April 1997, the Company acquired ValliCorp Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. Under the terms of all of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired institutions. The subsidiary banks acquired were merged with and into WAB. These five aforementioned business combinations were accounted for as poolings-of-interests.
In August, 2000, the Company acquired First Counties Bank. In June of 2002 the Company acquired Kerman State Bank. On March 1, 2005, the Company acquired Redwood Empire Bancorp, the parent company of National Bank of the Redwoods (NBR). These acquisitions were accounted for using the purchase accounting method.

On February 6, 2009, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with the Federal Deposit Insurance Corporation as Receiver (“Receiver”) of County Bank (“County”) and in its corporate capacity. At February 6, 2009, County’s accounting records reflected total assets to be purchased by the Bank of approximately $1.6 billion and total deposits to be assumed by the Bank of approximately $1.2 billion. Under the terms of the Agreement, the Bank purchased substantially all assets of County, including loans, investment securities and other assets, excluding premises, equipment and company owned life insurance. The Bank exercised its rights under a short-term option to purchase certain premises and equipment from the Receiver. Under the terms of the Agreement, the Bank also assumed all the deposits, secured liabilities, and certain other liabilities of County. The Agreement also provided a loss sharing arrangement over certain assets, primarily loans and repossessed loan collateral. Losses on such “covered” assets up to $269 million are shared 80% by the Receiver and 20% by the Bank. Losses on covered assets exceeding $269 million are shared 95% by the Receiver and 5% by the Bank.
On February 13, 2009, the Company entered into a Letter Agreement and related Securities Purchase Agreement (collectively the “Securities Purchase Agreement”) with the United States Treasury (“Treasury”) to issue 83,726 preferred shares at $1,000 per share, or $83,726,000 in total issuance (“Treasury Preferred Stock”). The Company retired 41,863 shares and 41,863 shares of Treasury Preferred Stock on September 2, 2009 and November 18, 2009, respectively. While outstanding, the Treasury Preferred Stock placed certain restrictions on the Company: dividends to common shareholders could not be increased, share repurchases were limited to repurchases related to employee benefit programs, and executive compensation exceeding $500,000 could not be deducted for federal income tax purposes. In addition, executive compensation programs could not be structured to reward excessive risk-taking. The Company also issued a warrant to purchase 246,640 shares of its common stock at an exercise price of $50.92 per share (“TARP Warrant”) in conjunction with the Treasury Preferred Stock issuance. The TARP Warrants remain outstanding at December 31, 2009.
At December 31, 2009, the Company had consolidated assets of approximately $5.0 billion, deposits of approximately $4.1 billion and shareholders’ equity of approximately $505.4 million. The Company and its subsidiaries employed approximately 1,051 full-time equivalent staff as of December 31, 2009.
The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as beneficial ownership reports on Forms 3, 4 and 5 are available through the SEC’s website (http://www.sec.gov). Such documents are also available free of charge from the Company, as well as the Company’s director, officer and employee Code of Conduct and Ethics, by request to:
Westamerica Bancorporation
Corporate Secretary A-2M
Post Office Box 1200
Suisun City, California 94585-1200
Supervision and Regulation
The following is not intended to be an exhaustive description of the statutes and regulations applicable to the Company’s or the Bank’s business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions. Moreover, major new legislation and other regulatory changes affecting the Company, the Bank, and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.
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

Regulation and Supervision of Banks
The Bank is a California state-chartered bank and its deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”), and the FDIC. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.
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
As of December 31, 2009, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 10 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.
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
Premiums for Deposit Insurance and Assessments for Examinations
The Bank’s deposits are insured by the Deposit Insurance Fund (DIF) administered by the FDIC. FDICIA established several mechanisms to increase funds to protect deposits insured by the DIF. The FDIC is authorized to assess premiums on depository institutions which are members of the DIF, and borrow from the Treasury. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. FDICIA also provides authority for special assessments against insured deposits.

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
The FDIC has designated the DIF long-term target reserve ratio at 1.25% of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15%, the statutory minimum. Effective January 1, 2009, the FDIC adopted a restoration plan that uniformly increased insurance assessments. The FDIC adopted changes to the deposit insurance assessment system beginning with the second quarter of 2009 to make the increase in assessments fairer by requiring riskier institutions to pay a larger share. Institutions would be classified into one of four risk categories. Within each category, the FDIC will be able to assess higher rates to institutions with a significant reliance on secured liabilities, which generally raises the FDIC’s loss in the event of failure without providing additional assessment revenue. The proposal also would assess higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Together, the changes improved the way the system differentiates risk among insured institutions.
Under the EESA, adopted on October 3, 2008, certain increases in FDIC deposit insurance have also been approved, as amended. From October 3, 2008, until December 31, 2013, the amount of deposit insurance provided by the FDIC is increased from $100,000 to $250,000. This temporary increase is automatic. In November 2008, the FDIC adopted the Transaction Account Guaranty Program (“TAGP”) that provides, in exchange for additional assessments, unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts, certain attorney trust accounts, and NOW accounts paying no more than 50 basis points of interest regardless of dollar amount. The Bank elected to cease participation in the TAGP as of December 31, 2009. Given the current deficient funded condition of the DIF and expected continued bank failures, the Bank expects premiums for deposit insurance to remain elevated. In addition, in May 2009, the FDIC imposed a special assessment of 5 basis points (“bp”) of each institution’s assets minus Tier 1 capital as of June 30, 2009, not to exceed 10 bp times its assessment base for the quarter. In November 2009, the FDIC adopted a rule requiring prepayment of assessments for 2010, 2011 and 2012.
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
Competition
In the past, the Bank’s principal competitors for deposits and loans have been major banks and smaller community banks, savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and certain retail establishments have offered investment vehicles which also compete with banks for deposit business. Federal legislation in recent years has encouraged competition between different types of financial institutions and fostered new entrants into the financial services market.
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
Capital market conditions, including liquidity, investor confidence, bond issuer credit worthiness perceived counter-party risk, the supply of and demand for financial instruments, the financial strength of market participants, and other factors, can materially impact the value of the Company’s assets. An impairment in the value of the Company’s assets could result in asset write-downs, reducing the Company’s asset values, earnings, and equity.
Current market developments may adversely affect the Company’s industry, business and results of operations.
Declines in the housing market during recent years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors, concerned about the stability of the financial markets generally and the strength of counterparties, have reduced or ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations.
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
On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which evolved from the Treasury’s initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “ARRA”) into law. The Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA or ARRA will have on the financial markets. The failure of the EESA or ARRA to help stabilize the financial markets and a worsening of financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Company’s common stock.

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
Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2009, real estate served as the principal source of collateral with respect to approximately 53% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions. The California economy is currently weak following a severe recession which may last for a prolonged period of time. In 2007 and throughout 2008, much of the California and national real estate market experienced a decline in values of varying degrees. This decline is having an adverse impact on the businesses of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Economic conditions in California are subject to various uncertainties at this time, including the decline in construction and real estate sectors, the California state government’s budgetary difficulties and continuing fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.
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
A sustained or continuing weakness or weakening in business and economic conditions generally or specifically in the principal markets in which the Company does business could have one or more of the following adverse impacts on the Company’s business:
•	a decrease in the demand for loans and other products and services offered by the Company;
•	an increase or decrease in the usage of unfunded commitments;
•	an impairment of certain intangible assets, such as goodwill;
•	an impairment of certain investment securities, such as state and local municipal securities;
•	an impairment of life insurance policies owned by the Company;
•	an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company.
•
an increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale.

The Company’s Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.
The United States economy has been in a recession and the strength of the current recovery is uncertian. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to high unemployment.
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

Market conditions have also led to the failure or merger of a number of financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, have combined to increase credit spreads, and to cause rating agencies to lower credit ratings. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations.
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
Overall, during 2009, the business environment has been adverse for many households, businesses and government entities in the United States and worldwide. It is expected that the business environment in the State of California, the United States and worldwide will continue to remain weak for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, the demand for loans, loan volumes and related revenue, results of operations and financial condition.
The Value of Securities in the Company’s Investment Securities Portfolio May be Negatively Affected by Continued Disruptions In Securities Markets.
The market for some of the investment securities held in the Company’s portfolio has been extremely volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s net income and capital levels.
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
The Company is subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of the Company’s customers and not for the benefit of investors. In the past, the Company’s business has been materially affected by these regulations. This trend is likely to continue in the future. As an example, the Federal Reserve Board has amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E. The final rule limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine (ATM) and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions. The rule has a mandatory compliance date of July 1, 2010 for new accounts and August 15, 2010 for existing accounts. Management believes that implementation of the new provisions will result in the reduction of overdraft fees collected by the Bank.

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
Additionally, the Company’s business is affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the United States of America. Under long- standing policy of the FRB, a BHC is expected to act as a source of financial strength for its subsidiary banks. As a result of that policy, the Company may be required to commit financial and other resources to its subsidiary bank in circumstances where the Company might not otherwise do so. Among the instruments of monetary policy available to the FRB are (a) conducting open market operations in U.S. government securities, (b) changing the discount rates of borrowings by depository institutions, (c) changing interest rates paid on balances financial institutions deposit with the FRB, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB may have a material effect on the Company’s business, results of operations and financial condition.
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
The FRB has been providing vast amounts of liquidity into the banking system due to current economic and capital market conditions. A reduction in the FRB’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.
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
The Company may have underestimated losses on loans of the former County Bank.
On February 6, 2009, the Bank acquired approximately $1.6 billion in assets, including loans, and $1.2 billion in deposits of the former County Bank, of Merced, California, from the FDIC as its receiver. County Bank’s loan portfolio had suffered substantial deterioration over the previous year, and the Company can provide no assurance that it will not continue to deteriorate now that it is part of the Bank’s portfolio. If Management’s estimates of purchased loan fair values as of February 6, 2009 are higher than ultimate cash flows, the recorded carrying amount of the loans may need to be reduced with a corresponding charge to earnings, net of FDIC loss indemnification.
Shares of Company common stock eligible for future sale could have a dilutive effect on the market for Company common stock and could adversely affect the market price.
The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 29.2 million were outstanding at December 31, 2009. Pursuant to its stock option plans, at December 31, 2009, the Company had outstanding options exercisable for 2.1 million shares of common stock. As of December 31, 2009, 3.4 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock. The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2009, approximately 2.0 million shares remained available to repurchase under such plans.
The Company’s payment of dividends on common stock could be eliminated or reduced.
Holders of the Company’s common stock are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors. Although the Company has historically paid cash dividends on the Company’s common stock, the Company is not required to do so and the Company’s Board of Directors could reduce or eliminate the Company’s common stock dividend in the future.
The Company could repurchase shares of its common stock at price levels considered excessive.
The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were affected at lower prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
Branch Offices and Facilities
WAB is engaged in the banking business through 97 offices in 22 counties in Northern and Central California including 14 offices in Fresno County, 11 each in Marin and Sonoma Counties, seven each in Merced, Napa and Stanislaus Counties, five each in Lake, Contra Costa and Solano Counties, four in Kern County, three each in Alameda, Sacramento and Tulare Counties, two each in Mendocino, Nevada, and Placer Counties, and one each in San Francisco, Tuolumne, Kings, Madera, Mariposa and Yolo Counties. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.
The Company owns 35 branch office locations and one administrative facility and leases 76 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

ITEM 3.	LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, other than ordinary routine legal proceedings arising in the ordinary course of the Company’s business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the shareholders during the fourth quarter of 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2009:
First quarter	$51.29	$33.08
Second quarter	56.79	44.13
Third quarter	54.70	45.42
Fourth quarter	56.80	47.08
2008:
First quarter	$56.49	$39.00
Second quarter	61.49	50.55
Third quarter	69.00	35.50
Fourth quarter	60.00	41.17
As of February 22, 2010, there were approximately 8,000 shareholders of record of the Company’s common stock.
The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the FRB pursuant to the BHCA. See Item 1, “Business — Supervision and Regulation.” As of December 31, 2009, $133 million was allowable for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

The notes to the consolidated financial statements included in this report contain additional information regarding the Company’s capital levels, regulations affecting subsidiary bank dividends paid to the Company, the Company’s earnings, financial condition and cash flows, and cash dividends declared and paid on common stock.
As discussed in Note 9 to the consolidated financial statements, in December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The Rights expired on December 31, 2009.
On February 13, 2009, the Company issued to Treasury a warrant to purchase 246,640 shares of its common stock at an exercise price of $50.92 per share.
Stock performance
The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2009 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 1999 and reinvestment of all dividends.

	Period ending
	1999	2000	2001	2002	2003	2004
Westamerica Bancorporation (WABC)	$100.00	$158.30	$148.88	$154.51	$195.77	$234.08
S&P 500 (SPX)	100.00	90.87	80.13	62.42	80.32	89.03
NASDAQ Bank Index (CBNK)	100.00	117.79	132.49	141.69	188.51	214.20

	Period ending
	2005	2006	2007	2008	2009
Westamerica Bancorporation (WABC)	$217.94	$213.35	$193.42	$227.75	$253.64
S&P 500 (SPX)	93.42	108.22	114.13	71.99	91.05
NASDAQ Bank Index (CBNK)	210.05	239.16	191.78	150.57	126.02

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2009 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2004 and reinvestment of all dividends.

	Period ending
	2004	2005	2006	2007	2008	2009
Westamerica Bancorporation (WABC)	$100.00	$93.10	$91.14	$82.63	$97.29	$108.36
S&P 500 (SPX)	100.00	104.92	121.54	128.18	80.86	102.26
NASDAQ Bank Index (CBNK)	100.00	98.06	111.66	89.53	70.29	58.83

ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2009 (in thousands, except per share data).

			(c)	(d)
			Total Number	Maximum
			of Shares	Number of
		(b)	Purchased	Shares that
	(a)	Average	as Part of	May Yet Be
	Total	Price	Publicly	Purchased
	Number of	Paid	Announced	Under the
	Shares	per	Plans or	Plans or
Period	Purchased	Share	Programs*	Programs
October 1 through October 31	3	$50.65	3	1,995
November 1 through November 30	5	51.79	5	1,990
December 1 through December 31	3	54.31	3	1,987

Total	11	52.16	11	1,987

*
Includes 3 thousand, 5 thousand and 3 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
On February 13, 2009, the Company utilized the Troubled Asset Relief Program and issued 83,726 preferred shares to the United States Treasury at $1,000 per share (“Treasury Preferred Stock”). Under the terms of the Treasury Preferred Stock, share repurchases were limited to repurchase related to employee benefit programs. On September 2, 2009, 41,863 shares of Treasury Preferred Stock were redeemed and on November 18, 2009, the remaining 41,863 shares were redeemed. The redemption of the Treasury Preferred Stock has removed the repurchase limitations.
Shares were repurchased during the fourth quarter of 2009 pursuant to a program approved by the Board of Directors on August 27, 2009 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2010.

ITEM 6.	SELECTED FINANCIAL DATA
The following financial information for the five years ended December 31, 2009 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.
WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(In thousands, except per share data)

Year ended December 31:	2009	2008	2007	2006	2005*
Interest income	$241,949	$208,469	$235,872	$246,515	$242,797
Interest expense	19,380	33,243	72,555	65,268	43,649

Net interest income	222,569	175,226	163,317	181,247	199,148
Provision for loan losses	10,500	2,700	700	445	900
Noninterest income:
Net losses from securities	—	(56,955)	—	—	(4,903)
Gain on acquisition	48,844	—	—	—	—
Deposit service charges and other	63,167	54,899	59,278	55,347	59,443

Total noninterest income (loss)	112,011	(2,056)	59,278	55,347	54,540
Noninterest expense
Visa litigation	—	(2,338)	2,338	—	—
Other noninterest expense	140,776	103,099	99,090	101,724	107,250

Total noninterest expense	140,776	100,761	101,428	101,724	107,250

Income before income taxes	183,304	69,709	120,467	134,425	145,538
Provision for income taxes	57,878	9,874	30,691	35,619	39,497

Net income	125,426	59,835	89,776	98,806	106,041

Preferred stock dividends and discount accretion	3,963	—	—	—	—

Net income applicable to common equity	$121,463	$59,835	$89,776	$98,806	$106,041

Earnings per share:
Basic	$4.17	$2.07	$3.02	$3.17	$3.28
Diluted	4.14	2.04	2.98	3.11	3.22
Per share:
Dividends paid	$1.41	$1.39	$1.36	$1.30	$1.22
Book value at December 31	17.31	14.19	13.60	13.89	13.65
Average common shares outstanding	29,105	28,892	29,753	31,202	32,291
Average diluted common shares outstanding	29,353	29,273	30,165	31,739	32,897
Shares outstanding at December 31	29,208	28,880	29,018	30,547	31,882
At December 31:
Non-covered loans, net	$2,160,045	$2,337,956	$2,450,470	$2,476,404	$2,616,372
Covered loans	855,301	—	—	—	—
Investments	1,111,143	1,237,779	1,578,109	1,780,617	1,999,604
Intangible assets and goodwill	157,366	136,907	140,148	143,801	148,077
Total assets	4,975,501	4,032,934	4,558,959	4,769,335	5,157,559
Total deposits	4,060,208	3,095,054	3,264,790	3,516,734	3,846,101
Short-term borrowed funds	227,178	457,275	798,599	731,977	775,173
Federal Home Loan Bank advances	85,470	—	—	—	—
Debt financing and notes payable	26,497	26,631	36,773	36,920	40,281
Shareholders’ equity	505,448	409,852	394,603	424,235	435,064
Financial Ratios:
For the year:
Return on assets	2.39%	1.42%	1.93%	2.01%	2.09%
Return on common equity	25.84%	14.77%	22.11%	23.38%	25.70%
Net interest margin **	5.42%	5.13%	4.40%	4.57%	4.82%
Net loan losses to average non-covered loans	0.60%	0.44%	0.14%	0.04%	0.03%
Efficiency ratio ***	39.74%	51.88%	41.46%	39.12%	38.52%
At December 31:
Equity to assets	10.16%	10.16%	8.66%	8.90%	8.44%
Total capital to risk-adjusted assets	14.50%	11.76%	10.64%	11.09%	10.40%
Allowance for loan losses to non-covered loans	1.86%	1.87%	2.10%	2.19%	2.09%
The above financial summary has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein.

*	Adjusted to adopt the revised provisions for accounting for stock compensation.

**
Yields on securities and certain loans have been adjusted upward to a “fully taxable equivalent” (“FTE”) basis, which is a non-GAAP financial measure, in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

***	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis, which is a non-GAAP financial measure, and noninterest income).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 52 through 86, as well as with the other information presented throughout the Report.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires the Company to make certain estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by Management.
The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting and purchased loan accounting to be the accounting areas requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses and purchased loans is included in the “Loan Portfolio Credit Risk” discussion below.
Acquisition
On February 6, 2009, Westamerica Bank (“Bank”) acquired the banking operations of County Bank (“County”) from the Federal Deposit Insurance Corporation (“FDIC”). The Bank acquired approximately $1.62 billion assets and assumed approximately $1.58 billion liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on acquired loans and foreclosed loan collateral. Under the terms of the loss sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million of losses, and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The County acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The Company recorded a “bargain purchase” gain totaling $48.8 million resulting from the acquisition, which is a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the estimated fair value of assets purchased exceeded the estimated fair value of liabilities assumed. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the acquisition.

Net Income
For 2009, the Company reported net income applicable to common equity of $121.5 million or $4.14 diluted earnings per common share (“EPS”), compared with net income applicable to common equity of $59.8 million, or $2.04 EPS, for 2008. The 2009 results included a “bargain purchase” gain of $48.8 million resulting from the acquisition of County and a significant increase in FDIC insurance assessments. Further, the provision for loan losses increased in 2009 due to an increase in net loan losses and Management’s assessment of losses inherent in the loan portfolio not covered by FDIC loss-sharing agreements. Operating results related to the acquired County contributed net interest income, loan fees, and noninterest income and required an increase in noninterest expense. In the third quarter 2009, the Company completed systems conversions and branch consolidations related to County, which reduced expense levels. In the first quarter of 2009 the Company issued $83.7 million in preferred stock to the United States Department of the Treasury. The Company redeemed $42 million of the preferred stock on September 2, 2009 and the remaining preferred stock on November 18, 2009. The preferred stock redemption required accelerated preferred stock discount accretion of $1.1 million, which reduced EPS $0.04. Also, in 2009, the Company eliminated $587 thousand in tax reserves due to a lapse in the statute of limitations, which reduced tax provisions and increased EPS $0.02. The 2008 results included a $62.7 million charge for securities losses related to FHLMC and FNMA preferred stock and other common stock. Additionally, results for 2008 included a $5.7 million gain on the sale of VISA common stock from Visa’s initial public offering (“IPO”), $2.3 million in reduced expenses as known litigation contingencies were satisfied as a part of the VISA IPO, and approximately $1.0 million reduction in the tax provision primarily due to adjusting the estimated tax provision to actual amounts on the filed 2007 federal tax return. The net securities losses, satisfaction of litigation contingencies, and tax provision adjustment combined to reduce 2008 net income applicable to common equity by $30.7 million or EPS by $1.05.
Components of Net Income

Year ended December 31,
($ in thousands except per share amounts)	2009	2008	2007
Net interest and fee income *	$242,218	$196,257	$185,348
Provision for loan losses	(10,500)	(2,700)	(700)
Noninterest income (loss)	112,011	(2,056)	59,278
Noninterest expense	(140,776)	(100,761)	(101,428)

Income before income taxes *	202,953	90,740	142,498
Taxes *	(77,527)	(30,905)	(52,722)

Net income	125,426	59,835	89,776
Preferred dividends and discount accretion	(3,963)	—	—

Net income applicable to common equity	$121,463	$59,835	$89,776

Net income applicable to common equity per average fully-diluted common share	$4.14	$2.04	$2.98
Net income applicable to common equity as a percentage of average shareholders’ equity	25.84%	14.77%	22.11%
Net income applicable to common equity as a percentage of average total assets	2.39%	1.42%	1.93%

*	Fully taxable equivalent (FTE)
Comparing 2009 to 2008, net income applicable to common equity increased $61.6 million, due to higher net interest income (FTE), higher service charges on deposit accounts, the “bargain purchase” gain and the 2008 securities losses and impairment charges, partially offset by increases in the provision for loan losses, noninterest expense and income tax provision (FTE) and the 2008 gain on sale of Visa common stock and reversal of noninterest expense related to Visa litigation contingencies. The higher net interest income (FTE) was mainly generated by loans acquired from County, lower rates paid on interest-bearing deposits and other short-term borrowings, and lower average balances of borrowings, partially offset by lower yields on loans, lower average investments and higher average balances of interest-bearing deposits. The provision for loan losses increased $7.8 million reflecting higher net loan losses and Management’s assessment of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC. Noninterest income increased $114.1 million in 2009 compared with 2008 largely due to higher service charges on deposit accounts earned from assumed deposits, the “bargain purchase” gain and the 2008 securities losses, partially offset by the 2008 gain on Visa common stock and reversal of Visa litigation expense. The income tax provision (FTE) increased $46.6 million due to higher profitability.

Comparing 2008 to 2007, net income decreased $29.9 million, due to securities losses and “other than temporary impairment” charges on FHLMC and FNMA preferred stock and other common stock and a higher loan loss provision, partially offset by higher net interest income (FTE), a gain on sale of VISA common stock and lower tax provision (FTE). The higher net interest income (FTE) was mainly caused by lower funding costs, partially offset by a lower volume of average interest-earning assets and lower yields on loans. The provision for loan losses increased $2.0 million to reflect higher net loan losses and Management’s assessment of credit risk and the appropriate level of the allowance for loan losses. Noninterest income for 2008 resulted in a loss of $2.1 million compared with revenue of $59.3 million in 2007, mainly due to the losses and impairment charges on FHLMC and FNMA preferred stock and other common stock, a $950 thousand decrease in fees on the issuance of official checks and a $822 thousand gain from life insurance proceeds in 2007, partially offset by the $5.7 million gain on sale of VISA common stock. Noninterest expense decreased $667 thousand or 0.7%, primarily the net result of the reversal of a $2.3 million accrual for known Visa related litigation and lower amortization of identifiable intangible assets, partially offset by higher data processing, personnel costs and legal fees. The income tax provision (FTE) decreased $21.8 million in 2008 largely due to lower pretax income and the $1 million adjustment for the filed 2007 federal income tax return.
The Company’s return on average total assets was 2.39% in 2009, compared to 1.42% and 1.93% in 2008 and 2007, respectively. Return on average common equity in 2009 was 25.84%, compared to 14.77% and 22.11% in 2008 and 2007, respectively.
Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings. Net interest income (FTE) in 2009 increased $46.0 million or 23.4% from 2008, to $242.2 million. Comparing 2008 to 2007, net interest income (FTE) increased $10.9 million or 5.9% from 2007, to $196.3 million.
Components of Net Interest Income

Year ended December 31,
(in thousands)	2009	2008	2007
Interest and fee income	$241,949	$208,469	$235,872
Interest expense	(19,380)	(33,243)	(72,555)
FTE adjustment	19,649	21,031	22,031

Net interest income (FTE)	$242,218	$196,257	$185,348

Net interest margin (FTE)	5.42%	5.13%	4.40%

The Company’s net interest margin expanded in 2009 compared with 2008. In 2009, the Company’s loan and investment yields were less sensitive to changes in interest rates resulting in a lesser reduction in such yields compared with the rates paid on deposits and other funding sources. The Company’s checking and savings deposits represented 74% of total deposits, which limits the Company’s reliance on higher-costing time deposits. Declines on rates paid on deposits contributed to reduce the cost of funding as a percentage of earning assets from 0.87% in 2008 to 0.43% in 2009. Offsetting some of the benefit of the expanding margin was the reduction in the level of average interest-earning assets and lower yields on loans.
In Management’s opinion, current economic conditions are not conducive for generating profitable loan growth. Weak economic conditions create a cautious view toward commercial lending, and economic pressure on consumers has reduced demand for automobile and other consumer loans. As a result, the Company has not taken an aggressive posture relative to current loan portfolio growth. The Bank has not been actively purchasing investment securities in the current environment. The resulting liquidity has been applied to reduce high-cost and interest-sensitive funding sources.
At December 31, 2009, FDIC covered loans represented 28 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan.
The growth in the average earning assets in 2009 compared with 2008 was attributable to the acquisition of County loans from the FDIC. The average balance of such loans for 2009 was $897.9 million. Average earning assets increased $650.0 million or 17.0% for 2009 compared with 2008. A $794.4 million increase in the average balance of the loan portfolio was attributable to increases in average balances of commercial real estate loans (up $447.2 million), taxable commercial loans (up $311.0 million) and consumer loans (up $91.0 million), partially offset by a $36.2 million decrease in the average balance of residential real estate loans and a $21.9 million decrease in the average balance of tax-exempt commercial loans. The acquired County loan portfolio did not contain significant volumes of tax-exempt commercial loans or residential real estate loans. Average investments decreased by $144.4 million due to declines in the average balances of U.S. government sponsored entity obligations (down $108.8 million), municipal securities (down $20.3 million) and a $41.9 million decline in average balances of FHLMC and FNMA stock resulting from the impairment charge in 2008, partially offset by a $18.7 million increase in the average balance of mortgage backed securities and collateralized mortgage obligations.

The average yield on earning assets in 2009 was 5.85% compared with 6.00% in 2008. The loan portfolio yield in 2009 compared with 2008 was lower by 29 basis points (“bp”), due to decreases in yields on taxable commercial loans (down 124 bp), commercial real estate loans (down 47 bp) and real estate construction loans (down 234 bp), partially offset by consumer loans (up 13 bp) and tax-exempt commercial loans (up 12 bp). The investment portfolio yield decreased by 6 bp. The decrease resulted from an 11 bp decline in yields on mortgage backed securities and collateralized mortgage obligations and a 492 bp decline in yields on corporate and other securities which was affected primarily by suspended dividends on FHLMC and FNMA preferred stock, partially offset by higher yields on U.S. government sponsored entity obligations (up 4 bp).
Comparing 2009 with 2008, interest expense decreased $13.9 million due to lower rates paid, lower average balances of short-term borrowings and higher levels of shareholders’ equity, offset in part by higher average balances of interest-bearing deposits. Average interest-bearing liabilities in 2009 rose by $568.1 million or 22.1% over 2008 mainly through the County acquisition. A $729.1 million growth in interest-bearing deposits was mostly attributable to increases in average balances of CDs less than $100 thousand (up $264.2 million), CDs over $100 thousand (up $118.3 million), money market checking accounts (up $154.9 million), money market savings (up $125.0 million) and regular savings (up $72.4 million). Short-term borrowings decreased $153.7 million, mainly the net result of lower average balances of federal funds purchased (down $303.8 million) and sweep accounts (down $13.2 million), partially offset by higher average balances of repurchase agreements (up $86.6 million) and FHLB advances (up $79.4 million). Average balances of long-term debt also declined $7.2 million. Rates paid on interest-bearing liabilities averaged 0.62% in 2009 compared with 1.29% in 2008. The average rate paid on interest-bearing deposits declined 53 bp to 0.54% in 2009 mainly due to lower rates on CDs less than $100 thousand (down 171 bp), CDs over $100 thousand (down 123 bp) and preferred money market savings (down 94 bp). Rates on short-term borrowings were also lower by 102 bp largely due to federal funds (down 199 bp) and repurchase agreements (down 126 bp).
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
The average yield on the Company’s earning assets decreased from 6.12% in 2007 to 6.00% in 2008. The composite yield on loans fell 35 bp to 6.30% due to decreases in yields on taxable commercial loans (down 155 bp), real estate construction loans (down 332 bp), consumer loans (down 21 bp) and commercial real estate loans (down 9 bp), partially offset by higher yields on tax-exempt commercial loans (up 10 bp) and residential real estate loans (up 10 bp). Real estate construction loans, commercial lines of credit and consumer lines of credit have variable interest rates based on the prime lending rate. The prime lending rate averaged 8.11% in 2007 compared to 5.70% in 2008; the decrease reduced the yields earned on real estate construction loans, commercial lines of credit and consumer lines of credit. The investment portfolio yield increased 14 bp to 5.48%, mainly due to higher yields on U.S. Government sponsored entity obligations (up 9 bp), mortgage backed securities and collateralized mortgage obligations (up 6 bp) and municipal securities (up 5 bp), partially offset by corporate and other securities (down 105 bp). Other securities yields declined mostly due to reduced dividends on FHLMC and FNMA preferred stock. As investment portfolio balances have declined, municipal security balances have declined at a slower rate than the remainder of the investment portfolio. As a result, average municipal securities represented 52% of total average investment security balances during 2008, compared with 45% during 2007. This migration in the composition of the investment portfolio improved the overall yield of the investment portfolio since municipal security yields exceed the yield of the overall investment portfolio.

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
[The remainder of this page intentionally left blank.]

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
Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2009
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid
Assets
Money market assets and funds sold	$841	$3	0.36%
Investment securities:
Available for sale
Taxable	240,829	9,002	3.74%
Tax-exempt (1)	166,669	11,217	6.73%
Held to maturity
Taxable	307,763	13,971	4.54%
Tax-exempt (1)	529,597	33,334	6.29%
Loans:
Commercial
Taxable	629,027	36,360	5.78%
Tax-exempt (1)	186,295	12,362	6.64%
Commercial real estate	1,283,114	84,473	6.58%
Real estate construction	79,425	3,213	4.05%
Real estate residential	431,931	20,640	4.73%
Consumer	617,169	37,023	6.00%

Total Loans (1)	3,226,961	194,071	6.01%

Earning assets (1)	4,472,660	261,598	5.85%
Other assets	613,977

Total assets	$5,086,637

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,354,534	—	—
Savings and interest-bearing transaction	1,648,095	4,677	0.28%
Time less than $100,000	458,117	4,506	0.98%
Time $100,000 or more	607,642	5,366	0.88%

Total interest-bearing deposits	2,713,854	14,549	0.54%
Short-term borrowed funds	395,723	3,142	0.79%
Debt financing and notes payable	26,567	1,689	6.36%

Total interest-bearing liabilities	3,136,144	19,380	0.62%
Other liabilities	71,635
Shareholders’ equity	524,324

Total liabilities and shareholders’ equity	$5,086,637

Net interest spread (2)			5.23%
Net interest income and interest margin (1)(3)		$242,218	5.42%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2008
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid
Assets
Money market assets and funds sold	$817	$3	0.37%
Investment securities:
Available for sale
Taxable	205,138	8,854	4.32%
Tax-exempt (1)	196,993	13,795	7.00%
Held to maturity
Taxable	436,041	19,237	4.41%
Tax-exempt (1)	551,120	34,328	6.23%
Loans:
Commercial
Taxable	318,075	22,341	7.02%
Tax-exempt (1)	208,155	13,575	6.52%
Commercial real estate	835,925	58,913	7.05%
Real estate construction	76,086	4,863	6.39%
Real estate residential	468,140	22,683	4.85%
Consumer	526,175	30,908	5.87%

Total Loans (1)	2,432,556	153,283	6.30%

Earning assets (1)	3,822,665	229,500	6.00%
Other assets	397,098

Total assets	$4,219,763

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,181,679	—	—
Savings and interest-bearing transaction	1,301,556	5,642	0.43%
Time less than $100,000	193,889	5,209	2.69%
Time $100,000 or more	489,326	10,331	2.11%

Total interest-bearing deposits	1,984,771	21,182	1.07%
Short-term borrowed funds	549,438	9,958	1.81%
Debt financing and notes payable	33,807	2,103	6.22%

Total interest-bearing liabilities	2,568,016	33,243	1.29%
Other liabilities	64,992
Shareholders’ equity	405,076

Total liabilities and shareholders’ equity	$4,219,763

Net interest spread (2)			4.71%
Net interest income and interest margin (1)(3)		$196,257	5.13%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2007
		Interest	Rates
	Average	Income/	Earned/
(dollars in thousands)	Balance	Expense	Paid
Assets
Money market assets and funds sold	$671	$7	1.04%
Investment securities:
Available for sale
Taxable	361,851	15,639	4.32%
Tax-exempt (1)	232,047	16,888	7.28%
Held to maturity
Taxable	538,089	23,361	4.34%
Tax-exempt (1)	569,090	34,973	6.15%
Loans:
Commercial
Taxable	314,428	26,936	8.57%
Tax-exempt (1)	225,320	14,469	6.42%
Commercial real estate	879,952	62,833	7.14%
Real estate construction	81,093	7,878	9.71%
Real estate residential	493,126	23,422	4.75%
Consumer	517,844	31,497	6.08%

Total Loans (1)	2,511,763	167,035	6.65%

Earning assets (1)	4,213,511	257,903	6.12%
Other assets	427,949

Total assets	$4,641,460

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,262,723	—	—
Savings and interest-bearing transaction	1,395,622	8,237	0.59%
Time less than $100,000	210,039	6,956	3.31%
Time $100,000 or more	503,469	22,656	4.50%

Total interest-bearing deposits	2,109,130	37,849	1.79%
Short-term borrowed funds	759,390	32,393	4.27%
Debt financing and notes payable	36,850	2,313	6.28%

Total interest-bearing liabilities	2,905,370	72,555	2.50%
Other liabilities	67,339
Shareholders’ equity	406,028

Total liabilities and shareholders’ equity	$4,641,460

Net interest spread (2)			3.62%
Net interest income and interest margin (1)(3)		$185,348	4.40%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

The following tables set forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.
Summary of Changes in Interest Income and Expense

Years Ended December 31,	2009 Compared with 2008
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$—	$—	$—
Investment securities:
Available for sale Taxable	1,412	(1,264)	148
Tax-exempt (1)	(2,063)	(515)	(2,578)
Held to maturity Taxable	(5,812)	546	(5,266)
Tax-exempt (1)	(1,370)	376	(994)
Loans:
Commercial:
Taxable	18,549	(4,530)	14,019
Tax-exempt (1)	(1,452)	239	(1,213)
Commercial real estate	29,641	(4,081)	25,560
Real estate construction	197	(1,847)	(1,650)
Real estate residential	(1,742)	(301)	(2,043)
Consumer	5,435	680	6,115

Total loans (1)	50,628	(9,840)	40,788

Total increase (decrease) in interest and fee income (1)	42,795	(10,697)	32,098

Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	1,268	(2,233)	(965)
Time less than $100,000	4,022	(4,725)	(703)
Time $100,000 or more	2,059	(7,024)	(4,965)
Total interest-bearing	7,349	(13,982)	(6,633)
Short-term borrowed funds	(2,270)	(4,546)	(6,816)
Notes and mortgages payable	(460)	46	(414)

Total increase (decrease) in interest expense	4,619	(18,482)	(13,863)

Increase in net interest income (1)	$38,176	$7,785	$45,961

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2008 Compared with 2007
(dollars in thousands)	Volume	Rate	Total
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$1	$(5)	$(4)
Investment securities:
Available for sale Taxable	(6,764)	(21)	(6,785)
Tax-exempt (1)	(2,466)	(627)	(3,093)
Held to maturity Taxable	(4,492)	368	(4,124)
Tax-exempt (1)	(1,088)	443	(645)
Loans:
Commercial:
Taxable	365	(4,960)	(4,595)
Tax-exempt (1)	(1,110)	216	(894)
Commercial real estate	(3,079)	(841)	(3,920)
Real estate construction	(449)	(2,566)	(3,015)
Real estate residential	(1,187)	448	(739)
Consumer	555	(1,144)	(589)

Total loans (1)	(4,905)	(8,847)	(13,752)

Total decrease in interest and fee income (1)	(19,714)	(8,689)	(28,403)

Decrease in interest expense:
Deposits:
Savings/ interest-bearing	(512)	(2,083)	(2,595)
Time less than $100,000	(495)	(1,252)	(1,747)
Time $100,000 or more	(592)	(11,733)	(12,325)
Total interest-bearing	(1,599)	(15,068)	(16,667)
Short-term borrowed funds	(7,262)	(15,173)	(22,435)
Notes and mortgages payable	(189)	(21)	(210)

Total decrease in interest expense	(9,050)	(30,262)	(39,312)

(Decrease) increase in net interest income (1)	$(10,664)	$21,573	$10,909

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered into with the FDIC. Further, the Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Due to the loss-sharing agreements and February 6, 2009 fair value recognition, the Company did not record a provision for loan losses during 2009 related to covered loans. In 2009, the provision for loan losses was $10.5 million, compared to $2.7 million for 2008, and $700 thousand for 2007. The provision reflects Management’s assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.
Noninterest Income
Components of Noninterest Income

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Service charges on deposit accounts	$36,392	$29,762	$30,235
Merchant credit card fees	9,068	10,525	10,841
Debit card fees	4,875	3,769	3,797
ATM fees and interchange	3,693	2,923	2,824
Other service charges	2,200	2,025	2,065
Trust fees	1,429	1,227	1,281
Check sale income	887	736	818
Safe deposit rental	697	593	624
Financial services commissions	583	830	1,321
Official check sale income	89	163	1,113
Gain on acquisition	48,844	—	—
Life insurance proceeds	—	—	822
Gain on sales of real property	—	—	230
Securities losses and impairment	—	(62,653)	—
Gain on sale of Visa common stock	—	5,698	—
Other noninterest income	3,254	2,346	3,307

Total	$112,011	$(2,056)	$59,278

In 2009, noninterest income was $112.0 million compared with a noninterest loss of $2.1 million in 2008 primarily due to a $48.8 million gain on acquisition and a $6.6 million or 22.3% increase in service charges on deposit accounts in 2009 and because noninterest income in 2008 was reduced by $59.4 million in losses on sale and “other than temporary” impairment charges on FHLMC and FNMA preferred stock. Higher service charges on deposit accounts were attributable to growth in deposit accounts through the County acquisition in February 2009. Debit card fees and ATM fees and interchange income increased $1.1 million or 29.3% and $770 thousand or 26.3%, respectively, mainly due to an increased customer base through the County acquisition. Other noninterest income increased $908 thousand largely due to $938 thousand in miscellaneous income from County operations. Merchant credit card income declined $1.5 million or 13.8% primarily due to lower transaction volume and the impact of prevailing economic conditions on consumer spending. The County acquisition was accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities were recorded at their acquisition date fair values, and identifiable intangible assets were recorded at fair value. The gain on acquisition totaling $48.8 million resulted from the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. Offsetting the increase was a $5.7 million gain on sale of Visa common stock in 2008 and a $247 thousand decrease in financial services commissions.
In 2008, a $2.1 million loss was recorded from all sources of noninterest income compared with $59.3 million in noninterest income for 2007. The 2008 period included the $62.7 million in losses on sale and impairment charge of FHLMC and FNMA preferred stock and other common stock and $5.7 million in securities gains from the redemption of VISA Class B common stock as part of Visa’s initial public offering. Noninterest income in 2007 included an $822 thousand gain on company-owned life insurance and a $230 thousand gain on sale of real property. During the second quarter of 2008, the Company began issuing its own official checks rather than use a vendor which paid the Company fees based on the availability of funds while the official checks remained outstanding (“float”). By issuing its own official checks, the Company uses the related float as a source of funding and reduces its interest expense. Such vendor fees were $950 thousand lower in 2008 compared with 2007. Financial services commissions fell $491 thousand or 37.2%. Service charges on deposits declined $473 thousand or 1.6%, due to declines in overdraft fees and returned item charges (down $492 thousand) and fees charged on business and retail checking and savings accounts (down $542 thousand), partially offset by a $562 thousand increase in deficit fees charged on analyzed accounts. Deficit fees are service charges collected from business customers that typically pay for such services with compensating balances. Merchant credit card fees declined $316 thousand or 2.9%. Other noninterest income decreased $1.1 million or 23.2% primarily due to a $292 thousand decline in interest recoveries on charged-off loans and lower customer check sales income and gains on sale of other assets in 2007.

Noninterest Expense
Components of Noninterest Expense

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Salaries and related benefits	$65,391	$51,492	$50,142
Occupancy	18,748	13,703	13,346
Outsourced data processing	9,000	8,440	7,069
Amortization of intangible assets	6,697	3,221	3,653
FDIC insurance assessments	6,260	518	401
Equipment	5,859	3,801	4,302
Courier Service	3,808	3,322	3,404
Professional fees	3,583	2,624	1,889
Postage	2,110	1,487	1,602
Loan expenses	2,031	911	750
Telephone	1,977	1,368	1,398
Stationery and supplies	1,555	1,170	1,271
In-house meetings	1,177	837	749
Correspondent service charges	1,072	634	869
Advertising and public relations	995	843	834
Operational losses	953	845	793
Customer checks	749	920	939
Visa litigation	—	(2,338)	2,338
Other	8,811	6,963	5,679

Total	$140,776	$100,761	$101,428

Noninterest expense to revenues (“efficiency ratio”)(FTE)	39.7%	51.9%	41.5%
Average full-time equivalent staff	1,115	891	887
Total average assets per full-time staff	$4,562	$4,736	$5,233

Noninterest expense increased $40.0 million or 39.7% in 2009 compared with 2008 mainly due to acquisition related incremental costs, higher FDIC insurance assessments costs and the reversal of a $2.3 million accrual for Visa related litigation in 2008. Branch consolidations and system integrations in August 2009 contributed to lowering acquisition related costs. Salaries and related benefits increased $13.9 million or 27.0% primarily due to personnel costs related to the County acquisition. Occupancy expense increased $5.0 million or 36.8% mainly due to rent and maintenance costs for County’s branches. Equipment expense increased $2.1 million primarily due to additional expenses for former County branches. FDIC insurance assessments increased from $517 thousand in 2008 to $6.3 million in 2009. Amortization of deposit intangibles increased $3.5 million due to amortization of the core deposit intangible asset recognized for the assumed County deposit base. Professional fees increased $959 thousand generally due to higher legal and other professional fees. Postage increased $623 thousand mainly due to mailings of welcome packages and branch consolidation notices to former County customers. Stationary and supplies expense increased $385 thousand mostly due to printing welcome packages and branch consolidation notices to customers and supplying former County branches with Westamerica forms. Loan expense increased $1.1 million due to the County acquisition. Other categories of expenses increased due to the acquisition including outsourced data processing services expense (up $560 thousand), courier services (up $486 thousand), telephone expense (up $609 thousand), correspondent service charges (up $438 thousand), in-house meeting expense (up $340 thousand), operational losses (up $108 thousand) and advertising and public relations expenses (up $152 thousand). Other miscellaneous noninterest expense also increased $1.8 million mainly due to a $682 thousand increase in low income housing investment amortization, a $495 thousand increase in ATM and debit card network fees and insurance costs (up $176 thousand), partially offset by a $200 thousand lower provision for unfunded loan commitments. Under the terms of the FDIC loss-sharing agreements related to County, the Bank receives reimbursement from the FDIC for collection and operating costs related to covered assets on which a loss has been recognized. FDIC expense reimbursements reduce the Bank’s overall cost of collection of covered assets.

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
Provision for Income Tax
The income tax provision (FTE) was $77.5 million in 2009 compared with $30.9 million in 2008. The increase in pretax earnings was greater than the increase in the preference items. As such, the 2009 effective tax rate was 38.2% compared with 34.1% in 2008. The tax provision in 2009 included a $587 thousand reduction in income tax provision as the Company reversed tax reserves for uncertain tax positions upon the expiration of the statute of limitations for the 2005 federal return. In 2008, the Company filed its 2007 federal income tax return. Amounts included in that filed return were reconciled to estimates of such amounts used to recognize the 2007 federal income tax provision. As a result, a reduction in the tax provision in the amount of $877 thousand was recognized in 2008 to adjust the 2007 tax estimates to amounts included in the filed tax return. The adjustment primarily resulted from higher than anticipated tax credits earned on limited partnership investments providing low-income housing and housing for the elderly in our Northern and Central California communities. In 2008, the Company further reduced its tax provision by $114 thousand to reflect a reduction in its unrecognized tax benefits due to a lapse in the statute of limitations.
The income tax provision (FTE) was $30.9 million for 2008 compared with $52.7 million for 2007. The effective tax rate (FTE) of 34.1% for 2008 compared with 37.0% for 2007. The tax provision for 2007 reflected the tax-free nature of $822 thousand in life insurance proceeds, higher dividend received deductions and lower non-deductible life insurance premiums.
The Emergency Economic Stabilization Act, signed into law on October 3, 2008, provided ordinary tax treatment to losses on FHLMC and FNMA preferred stock held on September 6, 2008 or sold on or after January 1, 2008. As a result, the Company’s losses on FNMA and FHLMC preferred stock receive ordinary tax treatment for federal tax purposes. The State of California categorizes these losses as capital losses.
Investment Portfolio
The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.
Investment securities assigned to the available for sale portfolio are generally used to supplement the Company’s liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities. Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of the Company. If Management determines depreciation in any available for sale security is “other than temporary,” a securities loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2009, the Company held $384.2 million in securities classified as investments available for sale with a duration of 2.9 years. At December 31, 2009, an unrealized gain of $6.9 million, net of taxes of $4.0 million, related to these securities, was included in shareholders’ equity.
Securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The held to maturity investment portfolio had a duration of 3.0 years at December 31, 2009 and, on the same date, those investments included $704.9 million in fixed-rate and $22.0 million in adjustable-rate securities. If Management determines depreciation in any held to maturity security is “other than temporary,” a securities loss will be recognized as a charge to earnings.

The Company had no trading securities at December 31, 2009, 2008 and 2007.
For more information on investment securities, see the notes accompanying the consolidated financial statements.
The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:
Available for Sale Portfolio

At December 31,
(dollars in thousands)	2009	2008	2007
U.S. Treasury securities	$2,987	$3,082	$—
Securities of U.S. Government sponsored entities	21,041	11,077	123,062
Mortgage backed securities	146,005	41,240	68,393
Obligations of States and political subdivisions	158,193	161,046	183,307
Collateralized mortgage obligations	41,410	59,851	90,986
Asset-backed securities	8,339	6,447	9,700
FHLMC and FNMA stock	1,573	821	49,671
Other	4,660	4,890	7,702

Total	$384,208	$288,454	$532,821

The increase in mortgage backed securities from 2008 to 2009 was primarily due to $130 million in County mortgage backed securities purchased from the FDIC, partially reduced by paydowns.
The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2009. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.
Available for Sale Maturity Distribution

		After one	After five
At December 31, 2009,	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	one year	five years	ten years	years	backed	Other	Total
U.S. Treasury securities	$2,987	$—	$—	$—	$—	$—	$2,987
Interest rate	0.44%	—%	—%	—%	—%	—%	0.44%
U.S. Government sponsored entities	—	19,980	1,061	—	—	—	21,041
Interest rate	—	1.85%	5.28%	—	—	—	2.02%
States and political subdivisions	9,865	68,780	61,871	17,677	—	—	158,193
Interest rate (FTE)	7.11%	7.06%	6.88%	6.46%	—	—	6.98%
Asset-backed securities	—	—	—	8,339	—	—	8,339
Interest rate	—	—	—	0.49%	—	—	0.49%

Subtotal	12,852	88,760	62,932	26,016	—	—	190,560
Interest rate	5.56%	5.89%	6.85%	4.55%	—	—	6.05%
Mortgage backed securities and collateralized mortgage obligations	—	—	—	—	187,415	—	187,415
Interest rate	—	—	—	—	4.28%	—	4.28%
Other without set maturities	—	—	—	—	—	6,233	6,233
Interest rate	—	—	—	—	—	5.58%	5.58%

Total	$12,852	$88,760	$62,932	$26,016	$187,415	$6,233	$384,208
Interest rate	5.56%	5.89%	6.85%	4.55%	4.28%	5.58%	5.15%

The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:
Held to Maturity Portfolio

At December 31,
(Dollars in thousands)	2009	2008	2007
Securities of U.S. Government sponsored entities	$—	$110,000	$130,000
Mortgage backed securities	61,893	85,676	107,162
Obligations of States and political subdivisions	516,596	545,237	566,351
Collateralized mortgage obligations	148,446	208,412	241,775

Total	$726,935	$949,325	$1,045,288

Fair value	$736,270	$950,210	$1,049,442

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2009. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.
Held to Maturity Maturity Distribution

		After one	After five
At December 31, 2009,	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	One year	five years	ten years	years	backed	Total
States and political subdivisions	$8,303	$58,111	$413,720	$36,462	$—	$516,596
Interest rate (FTE)	6.40%	6.31%	6.09%	5.83%	—	6.15%

Mortgage backed securities and collateralized mortgage obligations	—	—	—	—	210,339	210,339
Interest rate	—	—	—	—	4.54%	4.54%

Total	$8,303	$58,111	$413,720	$36,462	$210,339	$726,935
Interest rate	6.40%	6.31%	6.09%	5.83%	4.54%	5.68%

Loan Portfolio
The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:
Non-covered Loan Portfolio Distribution

At December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Commercial and commercial real estate	$1,299,602	$1,342,209	$1,389,213	$1,463,823	$1,594,925
Real estate construction	32,156	52,664	97,464	70,650	72,095
Real estate residential	371,197	458,447	484,549	507,553	508,174
Consumer	498,133	529,106	531,732	489,708	497,027

Total loans	$2,201,088	$2,382,426	$2,502,976	$2,531,734	$2,672,221

Covered Loan Portfolio Distribution

At December 31,
(dollars in thousands)	2009
Commercial and commercial real estate	$698,789
Real estate construction	40,460
Real estate residential	18,521
Consumer	97,531

Total loans	$855,301

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2009. Balances exclude residential real estate loans and consumer loans totaling $985.4 million. These types of loans are typically paid in monthly installments over a number of years.
Loan Maturity Distribution

At December 31, 2009	Within	One to	After
(dollars in thousands)	One Year	Five Years	Five Years	Total
Commercial and commercial real estate *	$735,378	$983,331	$279,682	$1,998,391
Real estate construction	72,616	—	—	72,616

Total	$807,994	$983,331	$279,682	$2,071,007

Loans with fixed interest rates	$202,334	$274,034	$198,053	$674,421
Loans with floating or adjustable interest rates	605,660	709,297	81,629	1,396,586

Total	$807,994	$983,331	$279,682	$2,071,007

*	Includes demand loans
Commitments and Letters of Credit
The Company issues formal commitments on lines of credit to well-established and financially responsible commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customers’ particular business transactions. Commitment fees are generally charged for commitments and letters of credit. Commitments on lines of credit and letters of credit typically mature within one year. For further information, see the notes accompanying the consolidated financial statements.
Loan Portfolio Credit Risk
The risk that loan customers do not repay loans granted by the Bank is the most significant risk to the Company. The Company closely monitors the markets in which it conducts its lending operations and follows a strategy to control exposure to loans with high credit risk. The Bank’s organization structure separates the functions of business development and loan underwriting; Management believes this segregation of duties avoids inherent conflicts of combining the business development and loan approval functions. In managing and measuring credit risk, Management follows practices customary in the commercial banking industry.
•
The Bank maintains a Loan Review Department which reports directly to the Board of Directors. The Loan Review Department performs independent evaluations of loans and assigns credit risk grades to evaluated loans using grading standards employed by bank regulatory agencies. Those loans judged to carry higher risk attributes are referred to as “classified loans.” Classified loans receive elevated Management’s attention to maximize collection.

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
On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management bifurcates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “non-covered loans”). At December 31, 2009, covered loans totaled $855 million, or 28 percent of total loans, and non-covered loans totaled $2.2 billion, or 72 percent of total loans.

Covered Loans and Repossessed Loan Collateral (Covered Assets)
Covered loans and repossessed loan collateral qualify under loss-sharing agreements with the FDIC. Under the terms of the loss- sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million in losses on covered assets (“First Tier”), and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries exceeding $269 million (“Second Tier”). The term of the loss-sharing agreement on residential real estate assets is ten years, while the term for loss-sharing on non-residential real estate assets is five years in respect to losses and eight years in respect to loss recoveries.
The covered assets are primarily located in the California Central Valley, including Merced County. This geographic area currently has some of the weakest economic conditions within California and has experienced significant declines in real estate values. Management expects higher loss rates on covered assets than on non-covered assets.
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
In Management’s judgment, the fair value discount recognized for the acquired assets remains adequate as an estimate of credit risk in covered assets as of December 31, 2009. In the event credit risk deteriorates beyond that estimated by Management, losses in excess of the fair value credit discount would be recognized, net of related FDIC loss indemnification.
The maximum risk to future earnings if First Tier losses exceed Management’s estimated $161 million in recognized losses under the FDIC loss-sharing agreements is estimated to be $12 million as follows (in thousands):

First Tier Loss Coverage	$269,000
Less: Recognized credit risk discount	161,203

Exposure to under-estimated risk within FirstTier	107,797
Bank loss-sharing percentage	20 percent

First Tier risk to Bank, pre-tax	$21,559

First Tier risk to Bank, after-tax	$12,494

Of the estimated $161 million in recognized credit risk at February 6, 2009, the Company has realized losses of $79 million during the period February 6, 2009 through December 31, 2009. Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $22 million as of December 31, 2009, which would be realized only if all covered assets at December 31, 2009 generated no future cash flows.
The following is a summary of covered classified loans and repossessed loan collateral:

At December 31,
2009
(In thousands)
Covered Classified Assets
Classified loans	$181,516
Repossessed loan collateral	23,297

Total	$204,813

The following is a summary of covered nonperforming assets which are included in covered classified assets:

At December 31,
2009
(In thousands)
Covered nonperforming assets
Nonperforming, nonaccrual loans	$66,965
Performing, nonaccrual loans	18,183

Total nonaccrual loans	85,148
Loans 90 days past due and still accruing	210

Total nonperforming loans	85,358

Covered repossessed loan collateral	23,297

Total	$108,655

As a percentage of total covered loans and OREO	12.37%
The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding was $3.9 million in 2009. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2009 was $1.7 million. The yield on these cash payments was 2.90% for the year ended December 31, 2009. Cash payments received, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2009, totaled $-0-.
Non-covered Classified Loans and Repossessed Loan Collateral (Non-covered Assets)
The following is a summary of non-covered classified loans and repossessed loan collateral:

	At December 31,
	2009	2008
	(In thousands)
Non-covered Classified Assets
Classified loans	$57,241	$34,028
Repossessed loan collateral	12,642	3,505

Total	$69,883	$37,533

Allowance for loan losses / non-covered classified loans	72%	131%
Non-covered classified assets have increased due to weak economic conditions.

The following is a summary of non-covered nonperforming assets which are included in non-covered classified assets on the dates indicated:

	At December 31,
	2009	2008
	(In thousands)
Non-covered nonperforming assets
Nonperforming, nonaccrual loans	$19,837	$8,883
Performing, nonaccrual loans	25	1,143

Total nonaccrual loans	19,862	10,026
Loans 90 days past due and still accruing	800	755

Total nonperforming loans	20,662	10,781

Repossessed loan collateral	12,642	3,505

Total	$33,304	$14,286

As a percentage of total non-covered loans and repossessed loan collateral	1.50%	0.60%
Non-covered nonaccrual loans increased $9.8 million during the twelve months ended December 31, 2009 as weak economic conditions reduced some borrowers’ ability to repay loans and reduced collateral values, particularly real estate values. Fifty five loans comprised the $19.8 million in nonaccrual loans as of December 31, 2009. The increase in non-covered nonperforming loans is primarily due to four construction loan relationships ($3.1 million), twelve consumer mortgages ($6.2 million), and three commercial real estate relationships ($3.4 million) placed on nonaccrual status during the twelve months ended December 31, 2009. The Company actively pursues full collection of nonaccrual loans.
The Company had no restructured loans as of December 31, 2009 and December 31, 2008.
Delinquent non-covered commercial loans, non-covered construction loans and non-covered commercial real estate loans on accrual status were as follows:

	At December 31,
	2009	2008
	(Dollars In thousands)
Non-covered commercial loans:
30-89 days delinquent:
Dollar amount	$10,677	$3,559
Percentage of total non-covered commercial loans	2.14%	0.70%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered commercial loans	—%	—%

Non-covered construction loans:
30-89 days delinquent:
Dollar amount	$149	$3,393
Percentage of total non-covered construction loans	0.46%	6.44%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered construction loans	—%	—%

Non-covered commercial real estate loans:
30-89 days delinquent:
Dollar amount	$12,158	$5,993
Percentage of total non-covered commercial real estate loans	1.52%	0.73%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered commercial real estate loans	—%	—%

The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no “sub-prime” non-covered loans as of December 31, 2009 and December 31, 2008. At December 31, 2009, $6.2 million non-covered residential real estate loans were on nonaccrual status.
Delinquent non-covered residential real estate loans, non-covered automobile loans and non-covered other consumer loans on accrual status were as follows:

	At December 31,
	2009	2008
	(Dollars In thousands)
Non-covered residential real estate loans:
30-89 days delinquent:
Dollar amount	$3,064	$3,273
Percentage of total non-covered residential real estate loans	0.83%	0.71%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered residential real estate loans	—%	—%

Non-covered automobile loans:
30-89 days delinquent:
Dollar amount	$6,506	$5,241
Percentage of total automobile loans	1.49%	1.12%
90 or more days delinquent:
Dollar amount	$723	$569
Percentage of total automobile loans	0.17%	0.12%

Non-covered other consumer loans:
30-89 days delinquent:
Dollar amount	$762	$896
Percentage of total non-covered other consumer loans	1.25%	1.49%
90 or more days delinquent:
Dollar amount	$77	$186
Percentage of total non-covered other consumer loans	0.13%	0.31%
The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding during the period was $1.3 million in 2009, $665 thousand in 2008 and $428 thousand in 2007. The amount of interest income that was recognized on nonaccrual loans from cash payments made in 2009, 2008 and 2007 was $407 thousand, $511 thousand and $474 thousand, respectively. Yields on these cash payments were 1.72%, 4.72% and 9.80%, respectively, for the year ended December 31, 2009, December 31, 2008 and December 31, 2007. Cash payments received in 2009, which were applied against the book balance of performing and nonperforming nonaccrual loans outstanding at December 31, 2009, totaled $1 thousand, compared with approximately $-0- and $14 thousand for the years ended December 31, 2008 and 2007, respectively.
Non-covered nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, collateral values or factors particular to the borrower. No assurance can be given that additional increases in non-covered nonaccrual loans will not occur in the future.

Allowance for Credit Losses
The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described in the Nonperforming Loans section above, payments on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of covered loans includes fair value credit risk discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. The allowance for credit losses represents Management’s estimate of credit losses in excess of these reductions in carrying value.
Management determined the fair value credit risk discounts assigned to covered loans purchased on February 6, 2009 remained adequate as an estimate of credit losses inherent in covered loans as of December 31, 2009.
The following table summarizes the allowance for credit losses, chargeoffs and recoveries of the Company for the periods indicated:

Year ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Total non-covered loans outstanding	$2,201,088	$2,382,426	$2,502,976	$2,531,734	$2,672,221
Average non-covered loans outstanding during the period	2,329,019	2,432,556	2,511,763	2,576,791	2,576,363
Analysis of the Allowance Balance, beginning of period	$47,563	$55,799	$59,023	$59,537	$54,152
Provision for loan losses	10,500	2,700	700	445	900
Provision for unfunded credit commitments	(400)	(200)	(400)	5	—
Allowance acquired through merger	—	—	—	—	5,213
Loans charged off:
Commercial and commercial real estate	(6,066)	(1,296)	(1,648)	(1,176)	(673)
Real estate construction	(1,333)	(5,348)	—	—	—
Real estate residential	(506)	(131)	—	—	—
Consumer	(9,362)	(5,638)	(4,033)	(2,446)	(2,065)

Total chargeoffs	(17,267)	(12,413)	(5,681)	(3,622)	(2,738)

Recoveries of loans previously charged off:
Commercial and commercial real estate	490	331	1,060	1,149	864
Real estate construction	664	—	—	—	—
Real estate residential	—	—	—	—	—
Consumer	2,186	1,346	1,097	1,509	1,146

Total recoveries	3,340	1,677	2,157	2,658	2,010

Net loan losses	(13,927)	(10,736)	(3,524)	(964)	(728)

Balance, end of period	$43,736	$47,563	$55,799	$59,023	$59,537

Components:
Allowance for loan losses	$41,043	$44,470	$52,506	$55,330	$55,849
Reserve for unfunded credit commitments	2,693	3,093	3,293	3,693	3,688

Allowance for credit losses	$43,736	$47,563	$55,799	$59,023	$59,537

Net loan losses to average non-covered loans	0.60%	0.44%	0.14%	0.04%	0.03%
Allowance for loan losses as a percentage of non-covered loans outstanding	1.86%	1.87%	2.10%	2.19%	2.09%
The Company’s non-covered loans outstanding declined over the five years presented in the above table. During 2005, 2006 and 2007, in Management’s opinion, competitive loan underwriting terms were too liberal to ensure high-quality loan originations, and loan pricing was not sufficient to ensure adequate profitability over the expected loan durations. The Company’s competitive posture during this period resulted in declining loan volumes. A severe recession and weak economic conditions impacted loan volumes throughout 2008 and 2009.
During 2008 and 2009, net loan losses increased due to weak economic conditions and declines in the value of real estate collateral. Accordingly, Management increased the provision for loan losses. The allowance for loan losses as a percentage of non-covered loans outstanding has gradually declined from 2006 through 2009. The decline is generally due to the realization of losses in 2008 and 2009 which were inherent in the loan portfolio in earlier years, and a reduction in the Company’s exposure to higher-risk non-covered real estate construction loans.

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss sharing coverage relative to covered loan carrying amounts, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, small loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to consumer loans. Current levels of automobile loan losses are compared to initial allowance allocations and, based on Management judgment, additional allocations are applied, if needed, to estimate losses. For residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on residential real estate loans. Last, allocations are made to non-criticized and non-classified commercial loans based on historical loss rates and other statistical data.
The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $43.7 million allowance for credit losses to be adequate as a reserve against non-covered credit losses as of December 31, 2009.
The following table presents the allocation of the allowance for credit losses as of December 31 for the years indicated:
Allocation of the Allowance for Credit Losses

	2009		2008		2007		2006		2005
		Loans as		Loans as		Loans as		Loans as		Loans as
		Percent		Percent		Percent		Percent		Percent
	Allocation	of Total	Allocation	of Total	Allocation	of Total	Allocation	of Total	Allocation	of Total
	of the	Non-	of the	Non-	of the	Non-	of the	Non-	of the	Non-
At December 31,	Allowance	covered	Allowance	covered	Allowance	covered	Allowance	covered	Allowance	covered
(dollars in thousands)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
Commercial	$19,108	59%	$23,774	57%	$27,233	56%	$23,217	58%	$30,438	60%
Real estate construction	2,968	1%	4,725	2%	5,403	4%	3,942	3%	3,346	3%
Real estate residential	1,529	17%	367	19%	388	19%	1,219	20%	1,230	19%
Consumer	8,424	23%	6,331	22%	4,626	21%	4,132	19%	5,291	18%
Unallocated portion	11,707	—	12,366	—	18,149	—	26,513	—	19,232	—

Total	$43,736	100%	$47,563	100%	$55,799	100%	$59,023	100%	$59,537	100%

The allocation to loan portfolio segments changed from December 31, 2008 to December 31, 2009. The decrease in allocation for commercial loans reflects Management’s evaluation of loss rates against commercial loan performance metrics. The decrease in allocation to real estate construction loans reflects a decrease in criticized construction loans outstanding. The elevated allocation for residential real estate loans is attributable to Management’s judgment regarding the appropriate allocation based on recent foreclosure losses and increased levels of nonaccrual mortgages. The higher allocation for consumer loans was primarily due to Management’s judgment regarding the appropriate allocation based on current levels of auto loan chargeoffs.

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
The unallocated portion of the allowance for credit losses declined $659 thousand from December 31, 2008 to December 31, 2009. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At December 31, 2009 and December 31, 2008, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($2.3 million and $3.4 million, respectively), external competitive issues ($0.8 million and $1.2 million, respectively), internal credit administration considerations ($2.0 million and $1.4 million), and delinquency and problem loan trends ($3.5 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its loan portfolio, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $11.7 million at December 31, 2009, compared to $12.4 million at December 31, 2008.
The unallocated portion of the allowance for credit losses declined $5.7 million from December 31, 2007 to December 31, 2008. During 2008, classified loans, nonperforming loans and consumer loan delinquencies increased; as a result, the allocated allowance reflects probable losses related to these loans and the unallocated allowance declined. At December 31, 2007 and December 31, 2008, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($4.0 million and $3.4 million, respectively), external competitive issues ($2.0 million and $1.2 million, respectively), internal credit administration considerations ($4.2 million and $1.4 million, respectively), and delinquency and problem loan trends ($4.2 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its loan portfolio which includes a decline in loan balances and reduced real estate construction exposure, levels of the allowance allocated to portfolio segments, internal staffing considerations and current economic conditions in its marketplace including loan underwriting and pricing practices of competitors. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $18.1 million at December 31, 2007, compared with $12.4 million at December 31, 2008.
Impaired Loans
The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing impairment, the Company reviews all nonaccrual commercial and construction loans with outstanding principal balances in excess of $1 million. Nonaccrual commercial and construction loans with outstanding principal balances less than $1 million, and large groups of smaller-balance homogeneous loans such as installment, personal revolving credit, residential real estate and student loans, are evaluated collectively for impairment under the Company’s standard loan loss reserve methodology.
Impaired purchased loans covered by FDIC loss-sharing agreements were recorded at fair value on the February 6, 2009 acquisition date.
The following summarizes the Company’s recorded investment in non-covered impaired loans for the dates indicated:

At December 31,
(dollars in thousands)	2009	2008
Total impaired loans	$2,447	$6,849

Specific reserves	$617	$1,936

At December 31, 2009 and 2008, the Company measured impairment using the fair value of loan collateral. The average balance of the Company’s non-covered impaired loans for the year ended December 31, 2009 was $5.3 million compared with $7.0 million in 2008. All impaired loans are on nonaccrual status.

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
The Company’s asset and liability position was “neutral” at December 31, 2009; the simulation model employed by Management measured similar amounts of increased interest income and interest expense in the most likely scenarios with rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending December 31, 2010. Conversely, using the current composition of the Company’s balance sheet and assuming an increase of 100 bp in the federal funds rate and an increase of 10 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending December 31, 2010. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
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
Liquidity and Funding
The Company’s routine operating sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During 2009, the Company’s operating activities generated $149 million in liquidity providing adequate funds to pay common shareholders $41 million in dividends. Further, investment securities provided $332.5 million in liquidity from paydowns and maturities, and loans provided $447.3 million in liquidity from scheduled payments and maturities, net of loan fundings. During 2009, a portion of the liquidity from investment securities and loans provided funds to reduce short term borrowings by $472 million and to meet a net reduction in deposits totaling $262.0 million. The Company also raised $83.7 million from the issuance of preferred stock to the United States Treasury in the first quarter of 2009 and redeemed $83.7 million of the same preferred stock in the third and fourth quarters of 2009. The Company projects $153 million in additional liquidity from investment security paydowns and maturities in the twelve months ending December 31, 2010. At December 31, 2009, indirect automobile loans totaled $436.9 million, which were experiencing stable monthly principal payments of approximately $16.4 million during the last three months of 2009.
During 2008, the Company’s operating activities generated $93 million in liquidity providing adequate funds to pay $40 million in common dividends and retire $36 million in common stock. During 2008, investment securities provided $305.4 million in liquidity from paydowns and maturities, and loans provided $106.3 million in liquidity from scheduled payments and maturities, net of loan fundings. A portion of the liquidity provided by investment securities and loans provided funds to meet a net reduction in deposits totaling $169.7 million. The remaining liquidity was used to reduce higher-cost borrowed funds, primarily subordinated debt which decreased $10 million and federal funds purchased which declined $286.0 million.
The Company held $1.11 billion in total investment securities at December 31, 2009. Under certain deposit, borrowing and other arrangements, the Company must pledge investment securities as collateral. At December 31, 2009, such collateral requirements totaled approximately $1.03 billion. At December 31, 2009, $384.2 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
At December 31, 2009, $397.8 million in collateralized mortgage obligations (“CMOs”) and mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. Other than nominal amounts of FHLMC and FNMA MBSs purchased for Community Reinvestment Act investment purposes, the Company has not purchased a CMO or MBS since November 2005. The CMOs and MBSs have been experiencing stable principal paydowns of approximately $10.1 million per month during the last three months. In addition, at December 31, 2009, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.
Management anticipates that loan demand will be weak during 2010, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. The recent low level of short-term interest rates could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

The Parent Company’s primary source of liquidity is dividends from the Bank. Dividends from the Bank are subject to certain regulatory limitations. During 2009, 2008 and 2007, the Bank declared dividends to the Company of $93 million, $100 million and $109 million, respectively.
The following table sets forth the known contractual obligations, except short-term borrowing arrangements and post retirement benefit plans, of the Company at December 31, 2009:
Contractual Obligations

At December 31, 2009	Within	Over One to	Over Three to	After
(dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Long-Term Debt Obligations	$—	$—	$15,000	$10,000	$25,000
Federal Home Loan Bank advances	75,080	10,390	—	—	85,470
Operating Lease Obligations	6,756	11,051	6,060	499	24,366
Purchase Obligations	8,472	8,472	—	—	16,944

Total	$90,308	$29,913	$21,060	$10,499	$151,780

Long-term debt obligations and operating lease obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The purchase obligation consists of the Company’s minimum liability under a contract with a third-party automation services provider.
Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income as a percentage of average shareholders’ equity (“return on equity” or “ROE”) has been 22.1% in 2007, 14.8% in 2008 and 25.8% in 2009. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $11.9 million in 2007, $22.8 million in 2008 and $9.6 million in 2009.
The Company paid common dividends totaling $40.6 million in 2007, $40.2 million in 2008, and $41.1 million in 2009, which represent dividends per common share of $1.36, $1.39, and $1.41, respectively. In 2009, the Company was not able to, without the consent of the Treasury, increase the cash dividend on the Company’s common stock above $0.35 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 while the Treasury Preferred Stock was outstanding. This restriction was removed upon full redemption of the Treasury Preferred Stock on November 18, 2009. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 1.9 million shares valued at $87.1 million in 2007, 719 thousand shares valued at $35.9 million in 2008, and 42 thousand shares valued at $2.0 million in 2009. Share repurchases were restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of Treasury Preferred Stock until complete redemption of the same preferred stock on November 18, 2009.
The Company’s primary capital resource is shareholders’ equity, which increased $95.6 million or 23.3% in 2009 from the previous year, primarily the net result of $125.4 million in profits earned during the year, and $9.6 million in issuance of stock in connection with exercises of employee stock options, offset by $41.1 million in common dividends paid, and $2.0 million in stock repurchases.
The Company’s ratio of equity to total assets was 10.16% at December 31, 2009 and December 31, 2008.

Capital to Risk-Adjusted Assets
The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

			Minimum
			Regulatory	Well
At December 31,	2009	2008	Requirement	Capitalized
Tier I Capital	13.20%	10.47%	4.00%	6.00%
Total Capital	14.50%	11.76%	8.00%	10.00%
Leverage ratio	7.60%	7.36%	4.00%	5.00%
The Company’s risk-based capital ratios increased at December 31, 2009, compared with December 31, 2008, primarily due to equity capital increasing relatively faster than risk-weighted assets. FDIC-covered assets are included in the 20% risk-weighted category due to the loss sharing agreements.
The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

			Minimum
			Regulatory	Well
At December 31,	2009	2008	Requirement	Capitalized
Tier I Capital	13.39%	9.31%	4.00%	6.00%
Total Capital	14.88%	10.78%	8.00%	10.00%
Leverage ratio	7.67%	6.52%	4.00%	5.00%
The Company contributed $93.7 million in capital to the Bank during 2009 to maintain the Bank’s “well capitalized” condition following the February 6, 2009 County Bank acquisition. The risk-based capital ratios increased at December 31, 2009, compared with December 31, 2008, due to increased Tier I Capital resulting from the capital contribution from the Company and the retention of earnings, partially offset by an increase in risk-weighted assets. FDIC-covered assets are included in the 20% risk-weighted category due to the loss sharing agreements.
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

Deposit categories
The Company primarily attracts deposits from local businesses and professionals, as well as through retail savings and checking accounts, and, to a more limited extent, certificates of deposit.
The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:
Deposit Distribution and Average Rates Paid

	2009			2008			2007
		Percentage			Percentage			Percentage
Years Ended December 31,	Average	of Total		Average	of Total		Average	of Total
(Dollars in thousands)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Noninterest bearing demand	$1,354,534	33.3%	—%	$1,181,679	37.3%	—%	$1,262,723	37.5%	—%
Interest bearing:
Transaction	696,638	17.1%	0.14%	541,727	17.1%	0.26%	569,286	16.9%	0.37%
Savings	951,457	23.4%	0.39%	759,829	24.0%	0.56%	826,336	24.5%	0.74%
Time less than $100 thousand	458,117	11.3%	0.98%	193,889	6.1%	2.69%	210,039	6.2%	3.31%
Time $100 thousand or more	607,642	14.9%	0.88%	489,326	15.5%	2.11%	503,469	14.9%	4.50%

Total	$4,068,388	100.0%	0.54%	$3,166,450	100.0%	1.07%	$3,371,853	100.0%	1.79%

During 2009, total average deposits increased by $901.9 million or 28.5% from 2008 due to growth in deposit accounts assumed from the County acquisition on February 6, 2009, including increases in noninterest bearing demand deposits (up $172.9 million), interest-bearing transaction accounts (up $154.9 million), savings deposits (up $191.6 million), time deposits less than $100 thousand (up $264.2 million) and time deposits $100 thousand or more (up $118.3 million).
Deposit competition was elevated during 2008. The Company modified its deposit pricing practices to retain its profitable customers. During 2008, total average deposits declined by $205.4 million or 6.1% from 2007 due to an $81.0 million decrease in noninterest bearing demand deposits, a $66.5 million decrease in savings deposits, a $27.6 million decrease in interest bearing transaction deposits, a $16.2 million decrease in time deposits less than $100 thousand and a $14.1 million decrease in time deposits $100 thousand or more.
Total time deposits were $991.4 million and $665.8 million at December 31, 2009 and 2008, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

December 31,
(In thousands)	2009
2010	$920,827
2011	28,522
2012	18,096
2013	5,286
2014	13,358
Thereafter	5,299

Total	$991,388

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Deposits Over $100,000 Maturity Distribution	December 31,
(In thousands)	2009
Three months or less	$349,046
Over three through six months	160,675
Over six through twelve months	45,716
Over twelve months	18,716

Total	$574,153

Short-term Borrowings
The following table sets forth the short-term borrowings of the Company:
Short-Term Borrowings Distribution

At December 31,
(In thousands)	2009	2008	2007
Federal funds purchased	$—	$335,000	$621,000
Other borrowed funds:
Sweep accounts	109,332	119,015	150,097
Term repurchase agreements	99,044	—	—
Securities sold under repurchase agreements	3,102	3,260	7,969
Line of credit	15,700	—	19,533

Total short term borrowings	$227,178	$457,275	$798,599

The term repurchase agreement matures December 15, 2010.
Further detail of federal funds purchased and other borrowed funds is as follows:

Years Ended December 31,
(dollars in thousands)	2009	2008	2007
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$107,732	$411,488	$596,711
Maximum month-end balance during the year	365,000	665,000	705,000
Average interest rate for the year	0.18%	2.17%	5.13%
Average interest rate at period end	—%	0.16%	4.33%
Sweep accounts and rates paid on outstanding amount:
Average balance for the year	$113,167	$126,394	$132,146
Maximum month-end balance during the year	124,557	134,610	185,449
Average interest rate for the year	0.41%	0.57%	0.31%
Average interest rate at period end	0.35%	0.53%	0.41%
Term repurchase agreements balances and rates paid outstanding amount:
Average balance for the year	$90,344	$—	$—
Maximum month-end balance during the year	99,044	—	—
Average interest rate for the year	1.53%	—%	—%
Average interest rate at period end	1.55%	—%	—%
Financial Ratios
The following table shows key financial ratios for the periods indicated:

At and for the years ended December 31,	2009	2008	2007
Return on average total assets	2.39%	1.42%	1.93%
Return on average common shareholders’ equity	25.84%	14.77%	22.11%
Average shareholders’ equity as a percentage of:
Average total assets	10.31%	9.60%	8.75%
Average total loans	16.25%	16.65%	16.17%
Average total deposits	12.89%	12.79%	12.04%
Common dividend payout ratio	34%	68%	46%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
Credit risk and interest rate risk are the most significant market risks affecting the Company, and equity price risk can also affect the Company’s financial results. These risks are described in the preceding sections regarding “Loan Portfolio Credit Risk,” and “Asset/Liability and Market Risk Management.” Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company’s business activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on the criteria in Internal Control - Integrated Framework issued by COSO.
The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.
Dated February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited Westamerica Bancorporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
KPMG LLP
San Francisco, California
February 26, 2010

CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2009	2008
Assets
Cash and cash equivalents	$361,135	$138,883
Money market assets	442	341
Investment securities available for sale	384,208	288,454
Investment securities held to maturity (fair values of $736,270 at December 31, 2009 and $950,210 at December 31, 2008)	726,935	949,325
Non-covered loans	2,201,088	2,382,426
Allowance for loan losses	(41,043)	(44,470)

Non-covered loans, net of allowance for loan losses	2,160,045	2,337,956
Covered loans	855,301	—

Total loans	3,015,346	2,337,956
Non-covered other real estate owned	12,642	3,505
Covered other real estate owned	23,297	—
Premises and equipment, net	38,098	27,351
Identifiable intangibles	35,667	15,208
Goodwill	121,699	121,699
Interest receivable and other assets	256,032	150,212

Total Assets	$4,975,501	$4,032,934

Liabilities
Deposits:
Noninterest bearing	$1,428,432	$1,158,632
Interest bearing:
Transaction	669,004	525,153
Savings	971,384	745,496
Time	991,388	665,773

Total deposits	4,060,208	3,095,054

Short-term borrowed funds	227,178	457,275
Federal Home Loan Bank advances	85,470	—
Debt financing and notes payable	26,497	26,631
Liability for interest, taxes and other expenses	70,700	44,122

Total Liabilities	4,470,053	3,623,082

Shareholders’ Equity
Common Stock (no par value)
Authorized - 150,000 shares
Issued and outstanding - 29,208 at December 31, 2009 and 28,880 at December 31, 2008	366,247	352,265
Deferred compensation	2,485	2,409
Accumulated Other Comprehensive Income	3,714	1,040
Retained earnings	133,002	54,138

Total Shareholders’ Equity	505,448	409,852

Total Liabilities and Shareholders’ Equity	$4,975,501	$4,032,934

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the years ended December 31,	2009	2008	2007
Interest and Fee Income
Loans	$189,801	$148,659	$162,242
Money market assets and funds sold	3	3	7
Investment securities:
Available for sale
Taxable	9,002	8,854	15,639
Tax-exempt	7,545	9,357	11,566
Held to maturity
Taxable	13,971	19,237	23,361
Tax-exempt	21,627	22,359	23,057

Total Interest and Fee Income	241,949	208,469	235,872

Interest Expense
Transaction deposits	999	1,397	2,093
Savings deposits	3,678	4,245	6,144
Time deposits	9,872	15,540	29,612
Short-term borrowed funds	2,132	9,958	32,393
Federal Home Loan Bank advances	1,010	—	—
Debt financing and notes payable	1,689	2,103	2,313

Total Interest Expense	19,380	33,243	72,555

Net Interest Income	222,569	175,226	163,317
Provision for Loan Losses	10,500	2,700	700

Net Interest Income After Provision for Loan Losses	212,069	172,526	162,617

Noninterest Income
Service charges on deposit accounts	36,392	29,762	30,235
Merchant credit card income	9,068	10,525	10,841
Debit card income	4,875	3,769	3,797
ATM fees and interchange	3,693	2,923	2,824
Trust fees	1,429	1,227	1,281
Financial services commissions	583	830	1,321
Gain on acquisition	48,844	—	—
Net losses from equity securities	—	(56,955)	—
Other	7,127	5,863	8,979

Total Noninterest Income (Loss)	112,011	(2,056)	59,278

Noninterest Expense
Salaries and related benefits	65,391	51,492	50,142
Occupancy	18,748	13,703	13,346
Outsourced data processing services	9,000	8,440	7,069
Amortization of intangibles	6,697	3,221	3,653
FDIC insurance assessments	6,260	518	401
Furniture and equipment	5,859	3,801	4,302
Courier Service	3,808	3,322	3,404
Professional fees	3,583	2,624	1,889
Visa litigation	—	(2,338)	2,338
Other	21,430	15,978	14,884

Total Noninterest Expense	140,776	100,761	101,428

Income Before Income Taxes	183,304	69,709	120,467
Provision for income taxes	57,878	9,874	30,691

Net Income	125,426	59,835	89,776

Preferred stock dividends and discount accretion	3,963	—	—

Net Income Applicable to Common Equity	$121,463	$59,835	$89,776

Average Common Shares Outstanding	29,105	28,892	29,753
Diluted Average Common Shares Outstanding	29,353	29,273	30,165
Per Common Share Data
Basic earnings	$4.17	$2.07	$3.02
Diluted earnings	4.14	2.04	2.98
Dividends paid	1.41	1.39	1.36
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
					Other
		Preferred	Common	Deferred	Comprehensive	Retained
	Shares	Stock	Stock	Compensation	Income (Loss)	Earnings	Total
December 31, 2006	30,547	$—	$341,529	$2,734	$1,850	$78,122	$424,235
Comprehensive income
Net income for the year 2007						89,776	89,776
Other comprehensive income, net of tax:
Increase in net unrealized losses on securities available for sale					(6,406)		(6,406)
Post-retirement benefit transition obligation amortization					36		36

Total comprehensive income							83,406
Exercise of stock options	342		11,908				11,908
Stock option tax benefits			306				306
Restricted stock activity	12		302	256			558
Stock based compensation			1,779				1,779
Stock awarded to employees	3		161				161
Purchase and retirement of stock	(1,886)		(21,774)			(65,329)	(87,103)
Dividends						(40,647)	(40,647)

December 31, 2007	29,018	—	334,211	2,990	(4,520)	61,922	394,603
Comprehensive income
Net income for the year 2008						59,835	59,835
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale					5,524		5,524
Post-retirement benefit transition obligation amortization					36		36

Total comprehensive income							65,395
Exercise of stock options	567		22,830				22,830
Stock option tax benefits			1,130				1,130
Restricted stock activity	11		1,261	(581)			680
Stock based compensation			1,193				1,193
Stock awarded to employees	3		171				171
Purchase and retirement of stock	(719)		(8,531)			(27,383)	(35,914)
Dividends						(40,236)	(40,236)

December 31, 2008	28,880	—	352,265	2,409	1,040	54,138	409,852
Comprehensive income
Net income for the year 2009						125,426	125,426
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale					2,638		2,638
Post-retirement benefit transition obligation amortization					36		36

Total comprehensive income							128,100
Issuance of preferred stock and related warrants		82,519	1,207				83,726
Redemption of preferred stock		(83,726)					(83,726)
Preferred stock dividends and discount accretion		1,207				(3,963)	(2,756)
Exercise of stock options	361		9,610				9,610
Stock option tax benefits			2,188				2,188
Restricted stock activity	7		251	76			327
Stock based compensation			1,132				1,132
Stock awarded to employees	2		102				102
Purchase and retirement of stock	(42)		(508)			(1,538)	(2,046)
Dividends						(41,061)	(41,061)

December 31, 2009	29,208	$—	$366,247	$2,485	$3,714	$133,002	$505,448

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2009	2008	2007
Operating Activities:
Net income	$125,426	$59,835	$89,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	10,429	9,438	9,342
Loan loss provision	10,500	2,700	700
Net amortization of deferred loan cost (fees)	470	124	(955)
(Increase) decrease in interest income receivable	(1,900)	3,480	2,870
Decrease (increase) in other assets	29,880	(17,633)	(7,073)
Stock option compensation expense	1,132	1,193	1,779
Excess tax benefits from stock-based compensation	(2,188)	(1,130)	(306)
Increase in income taxes payable	2,316	141	586
Decrease in interest expense payable	(439)	(3,527)	(901)
Increase (decrease) increase in other liabilities	21,830	(18,677)	12,534
Gain on acquisition	(48,844)	—	—
Loss on sale and impairment of investment securities	—	62,653	—
Gain on sale of Visa common stock	—	(5,698)	—
Gain on sale of real estate and other assets	—	—	(232)
Gain on sale of branch	79	—	—
Net loss on sales/write-down of fixed assets	40	12	51
Originations of loans for resale	(68)	(1,269)	(516)
Net proceeds from sale of loans originated for resale	70	1,283	521
Net write-down/loss on sale of property acquired in satisfaction of debt	375	195	34

Net Cash Provided By Operating Activities	149,108	93,120	108,210

Investing Activities
Net repayments of loans	447,277	106,279	26,184
Proceeds from FDIC loss-sharing agreement	43,176	—	—
Net cash acquired from acquisition	44,397	—	—
Purchases of investment securities available for sale	(22,992)	(6,430)	(30,571)
Proceeds from maturity/calls of securities available for sale	105,097	197,594	103,914
Purchases of securities held to maturity	(522)	—	—
Proceeds from maturity/calls of securities held to maturity	225,913	95,962	119,805
Purchases of property, plant and equipment	(14,179)	(1,905)	(1,562)
Proceeds from sale of property and equipment	—	—	237
Purchases of FRB/FHLB* securities	—	(147)	(145)
Proceeds from sale of FRB/FHLB/FHLMC* securities	1,502	11,887	108
Proceeds from sale of Visa common stock	—	5,698	—
Proceeds from sale of property acquired in satisfaction of debt	11,082	311	—

Net Cash Provided By Investing Activities	840,751	409,249	217,970

Financing Activities
Net decrease in deposits	(261,968)	(169,736)	(251,944)
Net (decrease) increase in short-term borrowings	(471,574)	(341,324)	66,622
Repayments of notes payable	—	(10,000)	—
Proceeds from issuance of preferred stock and warrants	83,726	—	—
Redemption of preferred stock	(83,726)	—	—
Preferred stock dividends	(2,756)	—	—
Exercise of stock options/issuance of shares	9,610	22,830	11,908
Excess tax benefits from stock-based compensation	2,188	1,130	306
Retirement of common stock including repurchases	(2,046)	(35,914)	(87,103)
Common stock dividends paid	(41,061)	(40,236)	(40,647)

Net Cash Used In Financing Activities	(767,607)	(573,250)	(300,858)

Net Increase (Decrease) In Cash and Cash Equivalents	222,252	(70,881)	25,322
Cash and Cash Equivalents at Beginning of Year	138,883	209,764	184,442

Cash and Cash Equivalents at End of Year	$361,135	$138,883	$209,764

Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$38,185	$3,432	$—
Unrealized gain (loss) on securities available for sale, net of tax	2,638	5,524	(6,406)
Supplemental disclosure of cash flow activity:
Interest paid for the period	27,558	36,770	73,456
Income tax payments for the period	36,852	24,056	30,791
See accompanying notes to the consolidated financial statements.

*	Federal Reserve Bank (“FRB”), Federal Home Loan Bank (“FHLB”) and Federal Home Loan Mortgage Corp. (“FHLMC”)

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
Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses,” estimated fair values of purchased loans, as discussed below under “Purchased Loans,” and the evaluation of other than temporary impairment, as discussed below under “Securities.”
Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all the Company’s subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company does not maintain or conduct transactions with any unconsolidated special purpose entities other than limited partnerships sponsored by third parties.
Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are generally 90 days or less from maturity at the time of purchase, presenting insignificant risk of changes in value due to interest rate changes.
Securities. Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, mortgage-backed securities, and equity securities. Securities transactions are recorded on a trade date basis. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those debt securities which the Company has the ability and intent to hold until maturity. Securities not included in trading or held to maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of shareholders’ equity until realized.
A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company does not intend to sell or be required to sell the securities before recovery of its amortized cost. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security declined primarily due to current market conditions and not deterioration in the financial condition of the issuer, the Company expects the fair value of the security to recover in the near term and the Company does not intend to sell or be required to sell the securities before recovery of its amortized cost. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies, actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security, the financial condition, capital strength and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.

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
Purchased loans. Purchased loans acquired in a business combination, which include loans purchased in the County Bank (“County”) acquisition, are recorded at estimated fair value on their purchase date; the purchaser cannot carryover the related allowance for loan losses. Purchased loans are accounted for under Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 310-30, Loans and Debt Securities with Deteriorated Credit Quality (formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccural status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Further, the Company elected to analogize to ASC 310-30 and account for all other acquired loans not within the scope of ASC 310-30 using the same methodology.
Covered loans. Loans covered under loss-sharing or similar credit protection agreements with the FDIC are reported in loans exclusive of the expected reimbursement cash flows from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected results in a provision for loan losses and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss impacting earnings. Interest is accrued daily on the outstanding principal balances. Covered loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on covered loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements of such accrued interest. In addition, some covered loans secured by real estate with temporarily impaired values and covered commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled (“covered performing nonaccrual loans”). When the ability to fully collect nonaccrual loan principal is in doubt, interest payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected taking into consideration FDIC loss-sharing reimbursements. Any additional interest payments received after that time are recorded as interest income on a cash basis. Covered performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal.

Allowance for Credit Losses. The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for credit losses when all or a portion of the recorded amount of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed and reserves established based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and non-classified commercial loans and residential real estate loans based on historical loss rates. The remainder of the reserve is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses that are attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific category in a statistically meaningful manner and are difficult to quantify with a specific number.
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
Covered Other Real Estate Owned. Other real estate owned covered under loss-sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loan is also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.
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
Income taxes. The Company and its subsidiaries file consolidated tax returns. The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. The Company determines deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes enacted changes in tax rates and laws in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized subject to Management’s judgment that realization is more likely than not. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. Interest and penalties are recognized as a component of income tax expense.
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
Stock Options. The Company applies FASB ASC 718 — Compensation — Stock Compensation, to account for stock based awards granted to employees using the fair value method. The Company recognizes compensation expense for restricted performance share grants over the relevant attribution period. Restricted performance share grants have no exercise price, therefore, the intrinsic value is measured using an estimated per share price at the vesting date for each restricted performance share. The estimated per share price is adjusted during the attribution period to reflect actual stock price performance. The Company’s obligation for unvested outstanding restricted performance share grants is classified as a liability until the vesting date due to a cash settlement feature, at which time the issued shares become classified as shareholders’ equity.
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
As described in Note 2 below, the Bank acquired assets and assumed liabilities of the former County on February 6, 2009 from the Federal Deposit Insurance Corporation (“FDIC”). The acquired assets and assumed liabilities of County were measured at estimated fair values, as required by the acquisition method of accounting for business combinations (FASB ASC 805, Business Combinations, formerly FASB Statement No. 141 (revised 2007)). Management made significant estimates and exercised significant judgment in accounting for the acquisition of County. Management judgmentally assigned risk ratings to loans. The assigned risk ratings, appraised collateral values, expected cash flows, current interest rates, and statistically derived loss factors were used to measure fair values for loans. Repossessed loan collateral was primarily valued based upon appraised collateral values. Due to the loss-sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to 80 percent of the loss estimates embedded in the fair values of loans and repossessed loan collateral. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of County based on an appraisal performed by an independent third party. In determining the value of the identifiable intangible asset, the third-party appraiser used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings.

Recently Adopted Accounting Pronouncements
FASB ASC 805, Business Combinations, requires an acquirer in a business combination to recognize the assets acquired (including loan receivables), the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions. The acquirer is not permitted to recognize a separate valuation allowance as of the acquisition date for loans and other assets acquired in a business combination. The revised statement requires acquisition-related costs to be expensed separately from the acquisition. It also requires restructuring costs that the acquirer expected but was not obligated to incur, to be expensed separately from the business combination. The Company applied these revised provisions in accounting for the acquisition of County.
FASB ASC 815-10, Derivatives and Hedging, changes the disclosure requirements for derivative instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivatives, how derivatives and related hedged items are accounted for, and how derivatives and hedged items affect an entity’s financial position, performance and cash flows. The Company had no derivative instruments designated as hedges as of December 31, 2009.
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
FASB ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The accounting guidance defines: (1) the period after the balance sheet date during which Management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through February 26, 2010, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

FASB Update 2009-05, Measuring Liabilities at Fair Value.
This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of liabilities.
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

The Company does not report liabilities at fair value on a recurring basis. The adoption of the Update did not have a material effect on the Company’s financial statements at the date of adoption.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of the provisions contained in FASB ASC 860, Transfer and Servicing and FASB Statement No. 167, Amendments to FASB ASC 810, Consolidation. ASC 860, Transfers and Servicing, has been amended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since initial issuance, that are not consistent with the original intent and key requirements of that Standard and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Standard must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.
ASC 810 Consolidation, has been amended to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, Transfers and Servicing, and (2) constituent concerns about the application of certain key provisions of the Standard, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.
The provisions of both Standards must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. Management does not expect the adoption of these Standards to have a material effect on the Company’s financial statement at the date of adoption, January 1, 2010.
Note 2: Federally Assisted Acquisition of County Bank
On February 6, 2009, the Bank purchased substantially all the assets and assumed substantially all the liabilities of County from the FDIC as Receiver of County. County operated 39 commercial banking branches primarily within California’s central valley region between Sacramento and Fresno. The FDIC took County under receivership upon County’s closure by the California Department of Financial Institutions at the close of business February 6, 2009. The Bank submitted a bid for the acquisition of County with the FDIC on February 3, 2009. The FDIC approved the Bank’s bid upon reviewing three competing bids and determining the Bank’s bid would be the least costly to the Deposit Insurance Fund. The Bank’s bid included the purchase of substantially all County assets at a cost of assuming all County deposits and certain other liabilities. No cash or other consideration was paid by the Bank. Further, the Bank and the FDIC entered loss-sharing agreements regarding future losses incurred on loans and foreclosed loan collateral existing at February 6, 2009. Under the terms of the loss-sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million of losses, and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries on losses exceeding $269 million. The term for loss-sharing on residential real estate loans is ten years, while the term for loss-sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. As a result of the loss-sharing agreements with the FDIC, the Company recorded a receivable of $129 million at the time of acquisition.

The County acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The statement of net assets acquired as of February 6, 2009 and the resulting bargain purchase gain are presented in the following table. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values becomes available. A “bargain purchase” gain totaling $48.8 million resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. The acquisition resulted in a gain due to County’s impaired capital condition at the time of the acquisition. The operations of County provided revenue of $60.7 million and net income of $10.5 million for the period of February 6, 2009 to December 31, 2009, and is included in the consolidated financial statements. County’s results of operations prior to the acquisition are not included in Westamerica’s statement of income.
Statement of Net Assets Acquired (at fair value)

At
February 6, 2009
(In thousands)
Assets
Cash and cash equivalents	$44,668
Federal funds sold	12,760
Securities	173,839
Loans	1,174,353
Core deposit intangible	28,107
Other real estate owned	9,332
Other assets	181,405

Total Assets	$1,624,464

Liabilities
Deposits	1,234,123
Federal funds purchased and securities sold under repurchase agreements	153,169
Other borrowed funds	187,252
Liabilities for interest and other expenses	1,076

Total Liabilities	1,575,620

Net assets acquired	$48,844

At
February 6, 2009
(In thousands)
County Bank tangible stockholder’s equity	$58,623
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases, net	(150,326)
Other real estate owned	(5,470)
FDIC loss-sharing receivable (included in other assets)	128,962
Core deposit intangible	28,107
Deposits	(10,823)
Securities sold under repurchase agreements	(2,061)
Other borrowed funds	1,832

“Bargain Purchase” gain	$48,844

The pro forma consolidated condensed statements of income for the Company and County for the years ended December 31, 2009 and 2008 are presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.
The pro forma purchase accounting adjustments related to loans and leases, deposits, securities sold under repurchase agreements and other borrowed funds are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives. Purchase accounting adjustments related to identifiable intangibles are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods. The unaudited pro forma consolidated condensed statements of income do not reflect any adjustments to County’s historical provision for credit losses and goodwill impairment charges.

	Year ended December 31, 2009
	(In thousands except per share data)
			Pro Forma	Pro Forma
	Westamerica	County Bank	Adjustments	Combined
Interest Income	$199,915	$73,977	$(4,603)	$269,289
Interest Expense	8,751	18,848	(9,042)	18,557

Net Interest Income	191,164	55,129	4,439	250,732
Provision for Credit Losses	10,500	11,734	—	22,234

Net Interest Income after Provision for Credit Losses	180,664	43,395	4,439	228,498
Noninterest Income	53,560	14,122	48,844	116,526
Noninterest Expense	99,265	40,926	4,144	144,335

Income Before Taxes	134,959	16,591	49,139	200,689
Income Tax Provision	48,585	6,977	20,663	76,225

Net Income	$86,374	$9,614	$28,476	$124,464

Preferred dividends and discount accretion
Net Income Applicable to Common Equity	$82,411	$9,614	$28,476	$120,501

Earnings Per Common Share	$2.83	$0.33	$0.98	$4.14
Diluted Earnings Per Common Share	2.81	0.33	0.97	4.11

Average Common Shares Outstanding	29,105
Diluted Average Common Shares Outstanding	29,353

	Year ended December 31, 2008
	(In thousands except per share data)
			Pro Forma	Pro Forma
	Westamerica	County Bank	Adjustments	Combined
Interest Income	$208,469	$117,175	$(4,477)	$321,167
Interest Expense	33,243	40,462	(9,717)	63,988

Net Interest Income	175,226	76,713	5,240	257,179
Provision for Credit Losses	2,700	55,370	—	58,070

Net Interest Income after Provision for Credit Losses	172,526	21,343	5,240	199,109
Noninterest (Loss) Income	(2,056)	5,775	48,844	52,563
Noninterest Expense	100,761	115,774	5,989	222,524

Income (Loss) Before Taxes	69,709	(88,656)	48,095	29,148
Income Tax Provision	9,874	7,381	20,224	37,479

Net Income (Loss)	$59,835	$(96,037)	$27,871	$(8,331)

Net Income (Loss) Applicable to Common Equity	$59,835	$(96,037)	$27,871	$(8,331)

Earnings (Loss) Per Common Share	$2.07	$(3.32)	$0.96	$(0.29)
Diluted Earnings (Loss) Per Common Share	2.04	(3.28)	0.95	(0.28)

Average Common Shares Outstanding	28,892
Diluted Average Common Shares Outstanding	29,273
Note 3: Investment Securities
The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2009, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
U.S. Treasury securities	$2,987	$—	$—	$2,987
Securities of U.S. Government sponsored entities	21,018	48	(25)	21,041
Mortgage backed securities	143,625	2,504	(124)	146,005
Obligations of States and political subdivisions	155,093	4,077	(977)	158,193
Collateralized mortgage obligations	40,981	652	(223)	41,410
Asset-backed securities	10,000	—	(1,661)	8,339
FHLMC and FNMA stock	824	750	(1)	1,573
Other securities	2,778	1,926	(44)	4,660

Total	$377,306	$9,957	$(3,055)	$384,208

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2009, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Mortgage backed securities	$61,893	$1,752	$—	$63,645
Obligations of States and political subdivisions	516,596	12,528	(2,190)	526,934
Collateralized mortgage obligations	148,446	3,352	(6,107)	145,691

Total	$726,935	$17,632	$(8,297)	$736,270

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

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2008, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
Securities of U.S. Government sponsored entities	$110,000	$1,731	$—	$111,731
Mortgage backed securities	85,676	867	(299)	86,244
Obligations of States and political subdivisions	545,237	12,983	(2,875)	555,345
Collateralized mortgage obligations	208,412	1,744	(13,266)	196,890

Total	$949,325	$17,325	$(16,440)	$950,210

The amortized cost and estimated market value of securities as of December 31, 2009, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$12,763	$12,852	$8,303	$8,389
1 to 5 years	86,757	88,759	58,111	60,075
5 to 10 years	61,532	62,933	413,720	421,955
Over 10 years	28,046	26,016	36,462	36,515

Subtotal	189,098	190,560	516,596	526,934
Mortgage-backed securities and collateralized mortgage obligations	184,606	187,415	210,339	209,336
Other securities	3,602	6,233	—	—

Total	$377,306	$384,208	$726,935	$736,270

The amortized cost and estimated market value of securities as of December 31, 2008, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$17,422	$17,528	$115,593	$117,375
1 to 5 years	69,815	71,664	39,972	40,674
5 to 10 years	72,482	75,431	396,275	405,283
Over 10 years	20,916	17,029	103,396	103,743

Subtotal	180,635	181,652	655,236	667,075
Mortgage-backed	101,866	101,091	294,089	283,135
Other securities	3,602	5,711	—	—

Total	$286,103	$288,454	$949,325	$950,210

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2009 and 2008, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$2,987	$—	$—	$—	$2,987	$—
Securities of U.S. Government sponsored entities	19,979	(25)	—	—	19,979	(25)
Mortgage backed securities	17,885	(124)	—	—	17,885	(124)
Obligations of States and political subdivisions	25,050	(795)	3,866	(182)	28,916	(977)
Collateralized mortgage obligations	9,896	(37)	5,002	(186)	14,898	(223)
Asset-backed securities	—	—	8,339	(1,661)	8,339	(1,661)
FHLMC and FNMA stock	4	(1)	—	—	4	(1)
Other securities	—	—	1,956	(44)	1,956	(44)

Total	$75,801	$(982)	$19,163	$(2,073)	$94,964	$(3,055)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$46,111	$(995)	$16,964	$(1,195)	$63,075	$(2,190)
Collateralized mortgage obligations	7,639	(42)	30,674	(6,065)	38,313	(6,107)

Total	$53,750	$(1,037)	$47,638	$(7,260)	$101,388	$(8,297)

The unrealized losses on the Company’s investments in collateralized mortgage obligations (“CMOs”) and asset backed securities were caused by market conditions for these types of investments. The Company evaluates these securities on a quarterly basis including changes in security ratings issued by ratings agencies, delinquency and loss information with respect to the underlying collateral, and changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the underlying collateral. Substantially all of these securities continue to be AAA rated by one or more major rating agencies. Because the Company does not intend to sell or be required to sell these securities and we expect to recover the amortized cost basis of the securities, the Company does not consider those investments to be other-than temporarily impaired as of December 31, 2009.
The unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by conditions in the municipal securities markets and certain securities being insured by one of the monoline insurance companies. The Company evaluates these securities quarterly to determine if a change in security rating has occurred or the municipality has experienced any financial difficulties. Substantially all of these securities continue to be investment grade rated. Because the Company believes that it will collect all principal and interest due and does not intend to sell or be required to sell the securities, the Company does not consider those investments to be other-than-temporarily impaired as of December 31, 2009.
The fair values of the investment securities could decline in the future if the overall general economy deteriorates or the liquidity for securities declines. As a result, it is reasonably possible that other than temporary impairments may occur in the future given the current economic environment.
As of December 31, 2009, $1.03 billion of investment securities were pledged to secure public deposits and short-term funding needs, compared to $1.13 billion at December 31, 2008.
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
Note 4: Loans and Allowance for Credit Losses
A summary of the major categories of non-covered and covered loans outstanding is shown in the following tables:

	At December 31,	At December 31,
	2009	2008
	(In thousands)
Non-covered loans:
Commercial	$498,594	$524,786
Commercial real estate	801,008	817,423
Construction	32,156	52,664
Residential real estate	371,197	458,447
Consumer installment & other	498,133	529,106

Gross Loans	2,201,088	2,382,426
Allowance for loan losses	(41,043)	(44,470)

Net Loans	$2,160,045	$2,337,956

The carrying amount of the covered loans at December 31, 2009, consisted of impaired and non impaired purchased loans in the following table (refined).

	Impaired	Non Impaired	Total Covered
	Purchased Loans	Purchased Loans	Loans
	(In thousands)
Covered loans:
Commercial	$8,538	$244,811	$253,349
Commercial real estate	19,870	425,570	445,440
Construction	14,378	26,082	40,460
Residential real estate	138	18,383	18,521
Consumer installment & other	272	97,259	97,531

Total loans	$43,196	$812,105	$855,301

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At December 31, 2009, loans pledged to secure borrowing totaled $196.4 million. The FHLB does not have the right to sell or repledge such loans.

Since the acquisition date, February 6, 2009, the Company has refined certain of its preliminary acquisition accounting adjustments based on additional information as of February 6, 2009. This additional information resulted in a refinement to the credit risk discount allocated to impaired and non impaired loans, which is reflected in the adjusted fair values of impaired and non impaired loans as detailed below.
The following table represents the non impaired purchased loans receivable at the acquisition date of February 6, 2009. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond (dollars in thousands):

Gross contractual loan principal payment receivable	$1,151,972
Estimate of contractual principal not expected to be collected	(72,625)
Fair value of non impaired purchased loans receivable	$1,093,809
The Company applied the cost recovery method to impaired purchased loans at the acquisition date of February 6, 2009 due to the uncertainty as to the timing of expected cash flows as reflected in the following table (dollars in thousands):

Contractually required payments receivable (including interest)	$209,842
Nonaccretable difference	(129,298)

Cash flows expected to be collected	80,544
Accretable difference	—

Fair value of loans acquired	$80,544

Changes in the carrying amount of impaired purchased loans were as follows for the year ended December 31, 2009 (dollars in thousands):

Carrying amount at the beginning of the period (refined)	$80,544
Reductions during the period	(37,348)

Carrying amount at the end of the period	$43,196

Impaired purchased loans had an unpaid principal balance (less prior charge-offs) of $164 million and $70 million at February 6, 2009 and December 31, 2009, respectively.
There were no loans held for sale at December 31, 2009 and 2008.
The following summarizes the allowance for credit losses of the Company for the periods indicated:

	2009	2008	2007
Balance at January 1,	$47,563	$55,799	$59,023
Provision for loan losses	10,500	2,700	700
Provision for unfunded credit commitment losses	(400)	(200)	(400)
Loans charged off	(17,267)	(12,413)	(5,681)
Recoveries of loans previously charged off	3,340	1,677	2,157

Balance as of December 31,	$43,736	$47,563	$55,799

Components:
Allowance for loan losses	$41,043	$44,470	$52,506
Reserve for unfunded credit commitments	2,693	3,093	3,293

Allowance for credit losses	$43,736	$47,563	$55,799

At December 31, 2009, non-covered specific impaired loans were $2.4 million compared with $6.8 million at December 31, 2008. Total reserves allocated to these loans were $617 thousand at December 31, 2009 and $1.9 million at December 31, 2008. For the year ended December 31, 2009, the average recorded net investment in non-covered impaired loans was approximately $5.3 million compared with $7.0 million and $139 thousand, for the years ended December 31, 2008 and 2007, respectively. The Company had no troubled debt restructurings at December 31, 2009.

Non-covered nonaccrual loans at December 31, 2009 and 2008 were $19.9 million and $10.0 million, respectively. The following is a summary of the effect of nonaccrual loans on interest income for the years ended December 31:

	2009	2008	2007
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$5,195	$665	$428
Less: Interest income recognized on nonaccrual loans	(2,074)	(511)	(474)

Total reduction (addition) of interest income	$3,121	$154	$(46)

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2009.
Note 5: Concentration of Credit Risk
The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $12.8 million and $14.6 million at December 31, 2009 and 2008, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.
Note 6: Premises and Equipment
Premises and equipment as of December 31 consisted of the following:

		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
	(In thousands)
2009
Land	$11,490	$—	$11,490
Buildings and improvements	43,833	(21,786)	22,047
Leasehold improvements	6,140	(5,012)	1,128
Furniture and equipment	15,551	(12,118)	3,433

Total	$77,014	$(38,916)	$38,098

2008
Land	$8,858	$—	$8,858
Buildings and improvements	33,910	(20,156)	13,754
Leasehold improvements	5,887	(5,002)	885
Furniture and equipment	15,269	(11,415)	3,854

Total	$63,924	$(36,573)	$27,351

Depreciation of premises and equipment included in noninterest expense amounted to $3.3 million in 2009, $2.9 million in 2008, and $3.3 million in 2007.
Note 7: Goodwill and Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the years ended December 31, 2009 and December 31, 2008. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2009 and December 31, 2008, no such adjustments were recorded.

The changes in the carrying value of goodwill were ($ in thousands):

December 31, 2007	$121,719
Recognition of stock option tax benefits for the exercise of options converted upon merger	(20)

December 31, 2008	$121,699

December 31, 2009	$121,699

The gross carrying amount of intangible assets and accumulated amortization was ($ in thousands):

	December 31,
	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Deposit Intangibles	$51,538	$(19,160)	$24,383	$(13,426)
Merchant Draft Processing Intangible	10,300	(7,011)	10,300	(6,049)

Total Intangible Assets	$61,838	$(26,171)	$34,683	$(19,475)

As of December 31, 2009, the current year and estimated future amortization expense for intangible assets was ($ in thousands):

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
Twelve months ended December 31, 2009 (actual)	$5,735	$962	$6,697
Estimate for year ended December 31, 2010	5,361	774	6,135
2011	4,817	624	5,441
2012	4,372	500	4,872
2013	3,842	400	4,242
2014	3,516	324	3,840
2015	3,193	262	3,455
Note 8: Deposits and Borrowed Funds
Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, were as follows:

	2009	2008
	(In thousands)
Senior fixed-rate note(1)	$15,000	$15,000
Subordinated fixed-rate note(2)	11,497	11,631

Total debt financing and notes payable — Parent	$26,497	$26,631

(1)
Senior note, issued by Westamerica Bancorporation, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity.

(2)
Subordinated debt, assumed by Westamerica Bancorporation March 1, 2005, originated February 22, 2001. Par amount $10 million, interest of 10.2% per annum, payable semiannually. Matures February 22, 2031, redeemable February 22, 2011 at a premium and February 22, 2021 at par.

The senior note is subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company believes it is in compliance with all of the covenants in the senior note indenture as of December 31, 2009.
Short-term borrowed funds include federal funds purchased, business customers’ sweep accounts, outstanding amounts under a $35 million unsecured line of credit, and securities sold with repurchase agreements which are held in the custody of independent securities brokers. Interest paid on time deposits with balances in excess of $100 thousand was $5.4 million in 2009 and $10.3 million in 2008.

The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	2009			2008
	Balance		Weighted	Balance		Weighted
	At	Average	Average	At	Average	Average
	December 31,	Balance	Rate	December 31,	Balance	Rate
	(In thousands)			(In thousands)
Federal funds purchased	$—	$107,732	0.18%	$335,000	$411,488	2.17%
Sweep accounts	109,332	113,167	0.41	119,015	126,394	0.57
Term repurchase agreements	99,044	90,344	1.53	—	—	—
Federal Home Loan Bank advances	85,470	79,417	1.25	—	—	—
Securities sold under repurchase agreements	3,102	2,991	0.61	3,260	6,698	1.87
Line of credit	15,700	2,071	3.13	—	4,858	3.47
Time deposits Over $100 thousand	574,153	607,642	0.88	476,604	489,326	2.11

	2009	2008
	Highest	Highest
	Balance at	Balance at
	Any Month-end	Any Month-end
	(In thousands)
Federal funds purchased	$365,000	$665,000
Sweep accounts	124,557	134,610
Term repurchase agreement	98,964	—
Federal Home Loan Bank advances	86,916	—
Securities sold under repurchase agreements	3,567	8,644
Line of credit	17,877	17,808
Note 9: Shareholders’ Equity
On February 13, 2009, the Company issued to the United States Department of the Treasury (the “Treasury”) 83,726 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), having a liquidation preference of $1,000 per share. The structure of the Series A Preferred Stock included cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. On September 2, 2009 and November 18, 2009, the Company redeemed 41,863 shares and 41,863 shares, respectively, of its Series A Preferred Stock at $1,000 per share. Prior to redemption, under the terms of the Series A Preferred Stock, the Company could not declare or pay any dividends or make any distribution on its common stock, other than regular quarterly cash dividends not exceeding $0.35 or dividends payable only in shares of its common stock, or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement with the Treasury. The Treasury, as part of the preferred stock issuance, received a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92. The proceeds from Treasury were allocated based on the relative fair value of the warrant as compared with the fair value of the preferred stock. The fair value of the warrant was determined using a valuation model which incorporates assumptions including the Company’s common stock price, dividend yield, stock price volatility, the risk-free interest rate, and other assumptions. The Company allocated $1.2 million of the proceeds from the Series A Preferred Stock to the warrant. The discount on the preferred stock was accreted to par value during the term the Series A Preferred Stock was outstanding, and reported as a reduction to net income applicable to common equity over that period.
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

The following table summarizes information about stock options granted under the Plans as of December 31, 2009. The intrinsic value is calculated as the difference between the market value as of December 31, 2009 and the exercise price of the shares. The market value as of December 31, 2009 was $55.37 as reported by the NASDAQ Global Select Market:

	Options Outstanding				Options Exercisable
	Number	Aggregate	Weighted			Aggregate	Weighted
	Outstanding	Intrinsic	Average	Weighted		Intrinsic	Average	Weighted
Range of	at 12/31/2009	Value	Remaining	Average	Number	Value	Remaining	Average
Exercise	(in	(in	Contractual	Exercise	Exercisable	(in	Contractual	Exercise
Price	thousands)	thousands)	Life (yrs)	Price	at 12/31/2009	thousands)	Life (yrs)	Price

20 - 25	1	$38	1.4	$24	1	$38	1.4	$24
35 - 40	586	9,580	1.7	39	586	9,580	1.7	39
40 - 45	565	7,731	5.6	42	331	4,834	3.1	41
45 - 50	685	4,608	5.9	49	496	3,126	5.1	49
50 - 55	726	2,452	6.6	52	726	2,452	6.6	52

$20 - 55	2,563	$24,409	5.0	46	2,140	$20,030	4.4	46

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2009, 2008 and 2007, the Company granted 246 thousand, 256 thousand, and 242 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

For the twelve months ended December 31,	2009	2008	2007
Expected volatility*1	18%	15%	14%
Expected life in years*2	4.0	4.0	4.0
Risk-free interest rate*3	1.25%	2.66%	4.89%
Expected dividend yield	3.41%	2.78%	2.82%
Fair value per award	$4.51	$6.77	$6.02

*1	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.

*2	The number of years that the Company estimates that the options will be outstanding prior to exercise.

*3	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant.
Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options is 3.4 million.
A summary of option activity during the twelve months ended December 31, 2009 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	(In	Exercise	Contractual
	Thousands)	Price	Term (years)
Outstanding at January 1, 2009	2,469	$42.82
Granted	246	43.02
Warrants issued to U.S. Treasury	247	50.92
Exercised	(361)	26.47
Forfeited or expired	(38)	47.34

Outstanding at December 31, 2009	2,563	45.84	5.0

Exercisable at December 31, 2009	2,140	46.01	4.4

A summary of the Company’s nonvested option activity during the twelve months ended December 31, 2009 is presented below:

		Weighted
		Average
	Shares	Grant
	(In	Date
	Thousands)	Fair Value
Nonvested at January 1, 2009	391
Granted	246
Vested	(184)
Forfeited	(30)

Nonvested at December 31, 2009	423	$5.42

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2009, 2008 and 2007 was $4.51, $6.77 and $6.02 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2009 is $1.2 million and the weighted average period over which the cost is expected to be recognized is 1.6 years.
The total intrinsic value of options exercised during the twelve months ended December 31, 2009, 2008 and 2007 was $8.9 million, $7.7 million and $3.7 million, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2009, 2008 and 2007 was $443 thousand, $705 thousand and $607 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2009, 2008 and 2007 was $1.2 million, $1.8 million and $2.6 million, respectively. The actual tax benefit recognized for the tax deductions from the exercise of options totaled $2.2 million, $1.1 million and $306 thousand, respectively, for the twelve months ended December 31, 2009, 2008 and 2007.
A summary of the status of the Company’s restricted performance shares as of December 31, 2009 and 2008 and changes during the twelve months ended on those dates, follows (in thousands):

	2009	2008
Outstanding at January 1,	44	38
Granted	19	28
Issued upon vesting	(9)	(14)
Forfeited	(5)	(8)

Outstanding at December 31,	49	44

As of December 31, 2009 and 2008, the restricted performance shares had a weighted-average contractual life of 1.4 years and 1.6 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $960 thousand and $785 thousand for the twelve months ended December 31, 2009 and 2008, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2009 and 2008.
The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2009, approximately 2.0 million shares remained available to repurchase under such plans.
Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2009, no shares of Class B Common Stock or Preferred Stock were outstanding.
In December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The Rights expired on December 31, 2009.

Note 10: Risk-Based Capital
The Company and the Bank are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock less goodwill, identifiable intangible assets, and other deductions including the unrealized net gains and losses, after taxes, of available for sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt and the allowance for loan losses, subject to limitations within the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to various categories of balance sheet assets and unfunded commitments to extend credit, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
As of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
The following tables show capital ratios for the Company and the Bank as of December 31, 2009 and 2008:

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$406,339	14.50%	$224,241	8.00%	$280,301	10.00%
Westamerica Bank	411,310	14.88%	221,177	8.00%	276,471	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	370,011	13.20%	112,120	4.00%	168,180	6.00%
Westamerica Bank	370,321	13.39%	110,588	4.00%	165,882	6.00%
Leverage Ratio *
Consolidated Company	370,011	7.60%	194,625	4.00%	243,281	5.00%
Westamerica Bank	370,321	7.67%	193,092	4.00%	241,365	5.00%

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$324,455	11.76%	$220,709	8.00%	$275,887	10.00%
Westamerica Bank	293,688	10.78%	217,875	8.00%	272,344	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	288,859	10.47%	110,355	4.00%	165,532	6.00%
Westamerica Bank	253,478	9.31%	108,938	4.00%	163,406	6.00%
Leverage Ratio *
Consolidated Company	288,859	7.36%	156,934	4.00%	196,167	5.00%
Westamerica Bank	253,478	6.52%	155,408	4.00%	194,260	5.00%

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
The components of the net deferred tax asset as of December 31 are as follows:

	2009	2008
	(In thousands)
Deferred tax asset
Allowance for credit losses	$18,363	$19,789
State franchise taxes	4,792	3,475
Deferred compensation	13,888	14,535
Real estate owned	97	97
Estimated loss on acquired assets	32,408	—
Post retirement benefits	1,379	1,530
Employee benefit accruals	1,037	764
Limited partnership investments	1,161	377
Impaired capital assets	20,977	21,292
Capital loss carryforward	794	—
Premises and equipment	45	—
Other	2,496	836

Subtotal deferred tax asset	97,436	62,695
Valuation allowance	—	—

Total deferred tax asset	97,436	62,695

Deferred tax liability
Net deferred loan fees	691	770
Premises and equipment	—	236
Intangible assets	15,643	6,958
Securities available for sale	2,587	989
Leases	994	439
Gain on acquired net assets	5,358	—
FDIC indemnification receivable	35,693	—
Other	742	399

Total deferred tax liability	61,708	9,791

Net deferred tax asset	$35,728	$52,904

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. In making such determination, Management considered future income from FDIC indemnification payments will be realized as losses on acquired assets are realized. Net deferred tax assets are included with interest receivable and other assets in the Consolidated Balance Sheets.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

	2009	2008	2007
	(In thousands)
Current income tax expense:
Federal	$27,595	$12,858	$19,548
State	14,196	9,798	12,879

Total current	41,791	22,656	32,427

Deferred income tax benefit:
Federal	11,884	(9,397)	(1,335)
State	4,203	(3,385)	(401)

Total deferred	16,087	(12,782)	(1,736)

Provision for income taxes	$57,878	$9,874	$30,691

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	2009	2008	2007
	(In thousands)
Federal income taxes due at statutory rate	$64,157	$24,398	$42,163
Reductions in income taxes resulting from:
Interest on state and municipal securities not taxable for federal income tax purposes	(12,742)	(13,164)	(13,518)
State franchise taxes, net of federal income tax benefit	11,959	4,168	8,111
Limited partnerships	(3,233)	(3,100)	(2,300)
Dividend received deduction	(32)	(584)	(946)
Cash value life insurance	(715)	(783)	(955)
Other	(1,516)	(1,061)	(1,864)

Provision for income taxes	$57,878	$9,874	$30,691

At December 31, 2009, the company had no net operating loss and general tax credit carryforwards for tax return purposes.
During 2007, the Company did not recognize any increase or decrease for unrecognized tax benefits as a result of the implementation of the provision for accounting for uncertainty in income taxes. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2009	2008
	(In thousands)
Balance at January 1,	$803	$792
Additions for tax positions taken in the current period	48	103
Reductions for tax positions taken in the current period	—	—
Additions for tax positions taken in prior years	29	22
Reductions for tax positions taken in prior years	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases as a result of a lapse in statue of limitations	(639)	(114)

Balance at December 31,	$241	$803

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2010. Unrecognized tax benefits at December 31, 2009 and 2008 include accrued interest and penalties of $35 thousand and $133 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.
The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2009, 2008, 2007 and 2006 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2009, 2008, 2007 and 2006 remain subject to examination by the California Franchise Tax Board. The Company amended its 2005 federal tax return related to one tax item. The 2005 federal tax return remains open to examination with regard to this item. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

Note 12: Fair Value Measurements
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

Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$2,987	$2,987	$—	$—
Securities of U.S. Government sponsored entities	21,041	21,041	—	—
Mortgage-backed securities	146,005	—	146,005	—
Obligations of states and political subdivisions	158,193	—	158,193	—
Collateralized mortgage obligations	41,410	—	41,410	—
Asset-backed securities	8,339	—	8,339	—
FHLMC and FNMA stock	1,573	1,573	—	—
Other securities	4,660	2,703	1,957	—

Total securities available for sale	$384,208	$28,304	$355,904	$—

	At December 31, 2008
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
U.S. Treasury securities	$3,082	$3,082	$—	$—
Securities of U.S. Government sponsored entities	11,077	11,077	—	—
Mortgage-backed securities	41,240	—	41,240	—
Obligations of states and political subdivisions	161,046	—	161,046	—
Collateralized mortgage obligations	59,851	—	59,851	—
Asset-backed securities	6,447	—	6,447	—
FHLMC and FNMA stock	821	821	—	—
Other securities	4,890	3,000	1,890	—

Total securities available for sale	$288,454	$17,980	$270,474	$—

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at December 31, 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at quarter end.

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Non-covered other real estate owned (1)	$413	$—	$413	$—	$(233)
Non-covered impaired loans (2)	2,447	—	2,447	—	—

Total assets measured at fair value on a nonrecurring basis	$2,860	$—	$2,860	$—	$(233)

(1)	Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

(2)
Represents carrying value of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Receivables, where a specific reserve has been established.

At December 31, 2008, loans measured at fair value on a non-recurring basis were measured for impairment by valuing the underlying collateral based on third-party appraisals, which are level 2 fair value measurements, and totaled $4.9 million, net of specific reserves.
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

	2009	2008
	(In thousands)
Cash and cash equivalents	$361,135	$138,883
Money market assets	442	341
Interest and taxes receivable	57,667	75,022
Noninterest bearing and interest-bearing transaction and savings deposits	3,068,820	2,429,281
Short-term borrowed funds	128,134	457,275
Interest payable	1,801	2,239
The fair values as of December 31 of the following financial instruments were estimated using quoted prices as described above for Level 1 and Level 2 valuation:

	2009		2008
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Investment securities available for sale	$384,208	$384,208	$288,454	$288,454
Investment securities held to maturity	726,935	736,270	949,325	950,210

The fair values of FHLB advances, term repurchase agreements, and notes payable were estimated by using interpolated yields for financial instruments with similar characteristics. Such financial instruments and their estimated fair values as of December 31 were:

	2009		2008
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FHLB advances	$85,470	$85,601	$—	$—
Term repurchase agreements	99,044	100,329	—	—
Senior notes payable	15,000	14,069	15,000	12,319
Subordinated notes	11,497	9,451	11,631	7,455
Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $41.0 million in 2009 and $44.5 million in 2008 and the fair market value discount due to credit default risk associated with purchased loans of $93.3 million at December 31, 2009 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be an exit price for the loans.
The book values and the estimated fair values of loans as of December 31 were:

	2009		2008
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Loans	$3,015,346	$3,024,866	$2,337,956	$2,373,380
The fair values of FDIC receivables and time deposits were estimated by discounting estimated future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values as of December 31 were:

	2009		2008
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
FDIC receivables	$85,787	$83,806	$—	$—
Time deposits	991,388	992,560	665,773	667,065
The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.
Note 13: Lease Commitments
Thirty-five banking offices and a centralized administrative service center are owned and seventy-six facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.
Minimum future rental payments, net of sublease income, as of December 31, 2009, are as follows:

(In thousands)
2010	$6,756
2011	6,152
2012	4,899
2013	3,904
2014	2,156
Thereafter	499

Total minimum lease payments	$24,366

Total rentals for premises, net of sublease income, included in noninterest expense were $7.2 million in 2009, $6.0 million in 2008 and $5.9 million in 2007. During 2009, the Company was obligated to pay monthly lease payments on County facilities until vacated.
Note 14: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $482.0 million and $350.8 million at December 31, 2009 and 2008, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $27.4 million and $29.0 million at December 31, 2009 and 2008, respectively. We also had commitments for commercial and similar letters of credit of $176 thousand and $1.7 million at December 31, 2009 and 2008, respectively.
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
Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.
Note 15: Retirement Benefit Plans
The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Eligible employees become vested in account balances ratably over a five or six-year period, depending on years of service at January 1, 2007. Company contributions charged to noninterest expense were $1.2 million in 2009, $1.2 million in 2008 and $1.0 million in 2007.
In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation common stock. The Company makes matching contributions to employee accounts which vest immediately; such contributions charged to compensation expense were $1.4 million in 2009, $1.3 million in 2008 and $1.2 million in 2007.

The Company offers a continuation of group insurance coverage to qualifying employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ insurance premiums which are determined at their date of retirement. The Company reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. Prior to 2008, the Company used a September 30 measurement date. Effective December 31, 2008, the Company measures its benefit obligations as of the balance sheet date. The change in measurement date did not have a material impact on the Company’s financial statements.
The following tables set forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the post-retirement benefit plan and the change in the benefit obligation as of December 31:
Net Periodic Benefit Cost

(In thousands)	2009	2008	2007
Service cost	$(357)	$(317)	$(509)
Interest cost	210	235	284
Amortization of unrecognized transition obligation	61	61	61

Net periodic cost	(86)	(21)	(164)

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	(36)	(36)	(36)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(122)	$(57)	$(200)

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.
Obligation and Funded Status

(In thousands)	2009	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$3,813	$4,046	$4,430
Service cost	(357)	(317)	(509)
Interest cost	210	235	284
Benefits paid	(147)	(151)	(159)

Benefit obligation at end of year	$3,519	$3,813	$4,046

Accumulated post retirement benefit obligation attributable to:
Retirees	$2,241	$2,724	$2,929
Fully eligible participants	1,044	895	899
Other	234	194	218

Total	$3,519	$3,813	$4,046

Fair value of plan assets	$—	$—	$—

Accumulated post retirement benefit obligation in excess of plan assets	$3,519	$3,813	$4,046

Additional Information
Assumptions

	2009	2008	2007
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.50%	5.80%	6.50%
Weighted-average assumptions used to determine net periodic benefit cost as of December 31
Discount rate	5.80%	6.50%	6.00%
The above discount rate is based on the Corporate AA Moody’s bond rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits, which is considered in estimating the increase in the cost of providing such benefits. The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 5.50% for 2010 and beyond.

Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2009 results:

	One Percentage	One Percentage
(in thousands)	Point Increase	Point Decrease
Effect on total service and interest cost components	$177	$(149)
Effect on post-retirement benefit obligation	462	(382)

Estimated future benefit payments
(in thousands)
2010	$156
2011	162
2012	166
2013	166
2014	162
Years 2015-2019	665
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
The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2009 and 2008:

	2009	2008
	(In thousands)
Beginning balance	$1,291	$1,259
Originations	47	111
Payoffs/principal payments	(142)	(79)

At December 31,	$1,196	$1,291

Percent of total loans outstanding	0.04%	0.05%

Note 17: Regulatory Matters
Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, the Bank sought and obtained approval during 2009 to pay to the Company dividends of $92.8 million. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2009, $133 million was available for payment of dividends by the Company to its shareholders.
The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $78.0 million in 2009 and $19.7 million in 2008.

Note 18: Other Comprehensive Income
The components of other comprehensive (loss) income and other related tax effects were:

		2007
(in thousands)	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the year	$(11,054)	$4,648	$(6,406)
Reclassification of gains included in net income	—	—	—

Net unrealized losses arising during the year	(11,054)	4,648	(6,406)
Post-retirement benefit obligation	61	(25)	36

Other comprehensive loss	$(10,993)	$4,623	$(6,370)

		2008
	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the year	$(47,423)	$19,940	$(27,483)
Reclassification of losses included in net income	56,955	(23,948)	33,007

Net unrealized gains arising during the year	9,532	(4,008)	5,524
Post-retirement benefit obligation	61	(25)	36

Other comprehensive income	$9,593	$(4,033)	$5,560

		2009
	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains arising during the year	$4,552	$(1,914)	$2,638
Reclassification of gains included in net income	—	—	—

Net unrealized gains arising during the year	4,552	(1,914)	2,638
Post-retirement benefit obligation	61	(25)	36

Other comprehensive income	$4,613	$(1,939)	$2,674

Cumulative other comprehensive income balances were:

	Post-	Net	Cumulative
	retirement	Unrealized	Other
	Benefit	gains(losses)	Comprehensive
(in thousands)	Obligation	on securities	Income
Balance, December 31, 2006	$(394)	$2,244	$1,850
Net change	36	(6,406)	(6,370)

Balance, December 31, 2007	(358)	(4,162)	(4,520)
Net change	36	5,524	5,560

Balance, December 31, 2008	(322)	1,362	1,040
Net change	36	2,638	2,674

Balance, December 31, 2009	$(286)	$4,000	$3,714

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

(In thousands, except per share data)	2009	2008	2007
Weighted average number of common shares outstanding — basic	29,105	28,892	29,753
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	248	381	412

Weighted average number of common shares outstanding — diluted	29,353	29,273	30,165

Net income applicable to common equity	$121,463	$59,835	$89,776
Basic earnings per common share	4.17	2.07	3.02
Diluted earnings per common share	4.14	2.04	2.98
For the years ended December 31, 2009, 2008, and 2007, options to purchase 788 thousand, 634 thousand and 1.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.
Note 20: Westamerica Bancorporation (Parent Company Only)
Statements of Income and Comprehensive Income

For the years ended December 31,	2009	2008	2007
	(In thousands)
Dividends from subsidiaries	$92,785	$101,270	$113,448
Interest income	180	263	219
Other income	6,979	5,543	8,976

Total income	99,944	107,076	122,643

Interest on borrowings	1,749	2,271	3,230
Salaries and benefits	7,182	6,487	6,785
Other expense	2,643	2,256	2,041

Total expenses	11,574	11,014	12,056

Income before taxes and equity in undistributed income of subsidiaries	88,370	96,062	110,587
Income tax benefit	2,279	2,074	2,187
Earnings of subsidiaries greater (less) than subsidiary dividends	34,777	(38,301)	(22,998)

Net income	125,426	59,835	89,776
Other comprehensive income (loss), net of tax	2,674	5,560	(6,370)

Comprehensive income	$128,100	$65,395	$83,406

Balance Sheets

Balances as of December 31,	2009	2008
Assets
Cash and cash equivalents	$1,200	$18,101
Money market assets and investment securities available for sale	2,703	2,999
Investment in subsidiaries	521,414	390,066
Premises and equipment, net	11,612	11,862
Accounts receivable from subsidiaries	689	1,839
Other assets	27,134	26,035

Total assets	$564,752	$450,902

Liabilities
Debt financing and notes payable	$42,507	$26,941
Other liabilities	16,797	14,109

Total liabilities	59,304	41,050
Shareholders’ equity	505,448	409,852

Total liabilities and shareholders’ equity	$564,752	$450,902

Statements of Cash Flows

For the years ended December 31,	2009	2008	2007
	(In thousands)
Operating Activities
Net income	$125,426	$59,835	$89,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186	204	236
(Decrease) increase in accounts receivable from affiliates	1,150	(956)	(135)
Increase in other assets	(1,191)	(2,484)	(942)
Stock option expense	1,132	1,193	1,779
Excess tax benefits from stock based compensation	(2,188)	(1,130)	(306)
Provision for deferred income tax	3,758	2,801	207
(Decrease) increase in other liabilities	1,765	(10)	2,038
Earnings of subsidiaries (greater) less than subsidiary dividends	(34,777)	38,301	22,998
Impairment and losses on sale of investment securities	—	1,246	—

Net cash provided by operating activities	95,261	99,000	115,651
Investing Activities
Investment in subsidiary bank	(93,726)	—	—
Purchases of premises and equipment	(70)	(204)	(489)
Net (increase) decrease in short term investments	(1)	(10)	234

Net cash used in investing activities	(93,797)	(214)	(255)
Financing Activities
Increase (decrease) in short-term debt	15,700	(19,532)	(980)
Net reductions in notes payable and long-term borrowings	—	(10,000)	—
Proceeds from issuance of preferred stock and warrants	83,726	—	—
Redemption of preferred stock	(83,726)	—	—
Preferred stock dividends	(2,756)	—	—
Exercise of stock options/issuance of shares	9,610	22,830	11,908
Excess tax benefits from stock based compensation	2,188	1,130	306
Retirement of common stock including repurchases	(2,046)	(35,914)	(87,103)
Dividends	(41,061)	(40,236)	(40,647)

Net cash used in financing activities	(18,365)	(81,722)	(116,516)

Net (decrease) increase in cash and cash equivalents	(16,901)	17,064	(1,120)
Cash and cash equivalents at beginning of year	18,101	1,037	2,157

Cash and cash equivalents at end of year	$1,200	$18,101	$1,037

Supplemental disclosure:
Unrealized gain (loss) on securities available for sale, net	$2,638	$5,524	$(6,406)

Note 21: Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data and
	price range of common stock)
2009
Interest and fee income (FTE)	$64,192	$68,063	$66,093	$63,250
Net interest income (FTE)	59,359	62,318	61,593	58,949
Provision for credit losses	1,800	2,600	2,800	3,300
Noninterest income	63,968	16,386	15,961	15,696
Noninterest expense	34,123	38,666	35,151	32,836
Income before taxes (FTE)	87,404	37,438	39,603	38,509
Net income	52,825	23,183	25,257	24,161
Net income applicable to common equity	52,247	22,076	23,791	23,349
Basic earnings per common share	1.81	0.76	0.81	0.80
Diluted earnings per common share	1.80	0.75	0.81	0.79
Dividends paid per common share	0.36	0.35	0.35	0.35
Price range, common stock	33.08-51.29	44.13-56.79	45.42-54.70	47.08-56.80

2008
Interest and fee income (FTE)	$60,810	$58,117	$56,131	$54,442
Net interest income (FTE)	47,982	49,731	48,693	49,850
Provision for credit losses	600	600	600	900
Noninterest income (loss)	19,378	(3,843)	(27,499)	9,908
Noninterest expense	23,056	26,337	25,203	26,166
Income (loss) before taxes (FTE)	43,704	18,951	(4,609)	32,692
Net income	26,778	12,202	44	20,810
Basic earnings per share	0.93	0.42	0.00	0.72
Diluted earnings per share	0.92	0.42	0.00	0.71
Dividends paid per share	0.34	0.35	0.35	0.35
Price range, common stock	39.00-56.49	50.55-61.49	35.50-69.00	41.17-60.00

2007
Interest and fee income (FTE)	$65,025	$64,875	$64,708	$63,295
Net interest income (FTE)	46,914	46,059	45,563	46,812
Provision for credit losses	75	75	75	475
Noninterest income	15,277	14,700	14,644	14,657
Noninterest expense	24,664	24,706	24,853	27,206
Income before taxes (FTE)	37,452	35,978	35,279	33,788
Net income	23,570	22,351	22,022	21,832
Basic earnings per share	0.78	0.75	0.75	0.75
Diluted earnings per share	0.76	0.74	0.74	0.74
Dividends paid per share	0.34	0.34	0.34	0.34
Price range, common stock	46.43-51.47	44.23-48.61	39.77-50.49	42.11-53.29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP KPMG LLP
San Francisco, California
February 26, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2009.
Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 50-51, immediately preceding the financial statements.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Executive Officers
The executive officers of the Company and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

		Held
Name of Executive	Position	Since
David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984
John “Robert” Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Chief Financial Officer for the Company. Mr. Thorson joined Westamerica Bancorporation in 1989, was Vice President and Manager of Human Resources from 1995 until 2001 and was Senior Vice President and Treasurer from 2002 until 2005.	2005
Jennifer J. Finger	Ms. Finger, born in 1954, is Senior Vice President and Treasurer for the Corporation. Ms. Finger joined Westamerica Bancorporation in 1997, was Senior Vice President and Chief Financial Officer until 2005.	2005
Dennis R. Hansen	Mr. Hansen, born in 1950, is Senior Vice President and Manager of the Operations and Systems Administration of Community Banker Services Corporation. Mr. Hansen joined Westamerica Bancorporation in 1978 and was Senior Vice President and Controller for the Company until 2005.	2005
David L. Robinson	Mr. Robinson, born in 1959, is Senior Vice President and Banking Division Manager of Westamerica Bank. Mr. Robinson joined Westamerica Bancorporation in 1993 and has held several banking positions, most recently, Senior Vice President and Southern Banking Division Manager until 2007.	2007
Russell W. Rizzardi	Mr. Rizzardi, born in 1955, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Rizzardi joined Westamerica Bank in 2007. He has been in the banking industry since 1979 and was previously with Wells Fargo Bank and U.S. Bank.	2008
The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer. This Code of Ethics has been filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2009 (in thousands, except exercise price):

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,563	$46	3,408	*
Equity compensation plans not approved by security holders.	—	N/A	—

Total	2,563	$46	3,408

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
The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Corporation Transactions with Directors and Management” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Independent Auditors” in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:
		See Index to Financial Statements on page 49. The financial statements included in Item 8 are filed as part of this report.

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
Date: February 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ John “Robert” Thorson John “Robert” Thorson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Etta Allen Etta Allen	Director	February 26, 2010

/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 26, 2010

/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 26, 2010

/s/ Arthur C. Latno, Jr. Arthur C. Latno, Jr.	Director	February 26, 2010

/s/ Patrick D. Lynch Patrick D. Lynch	Director	February 26, 2010

/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 26, 2010

/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 26, 2010

/s/ Edward B. Sylvester Edward B. Sylvester	Director	February 26, 2010

EXHIBIT INDEX

Exhibit
Number
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.
3(b)	By-laws, as amended (composite copy)
3(c)	Certificate of Determination of Fixed Rate Cumulative Perpetual preferred Stock, Series A of Westamerica Bancorporation dated February 10, 2009, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 13, 2009.
4(c)	Warrant to Purchase Common Stock pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.
10(c)	Note Purchase Agreement by and between Westamerica Bancorporation and The Northwestern Mutual Life Insurance Company dated as of October 30, 2003, pursuant to which registrant issued its 5.31% Senior Notes due October 31, 2013 in the principal amount of $15 million and form of 5.31% Senior Note due October 31, 2013 incorporated by reference to Exhibit 4 of Registrant’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003.
10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.
10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2005.
10(f)*	Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997 incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(g)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Nonstatutory Stock Option Agreement Form incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(h)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Restricted Performance Share Grant Agreement Form incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(i)*	Amended Westamerica Bancorporation and Subsidiaries Deferred Compensation Plan (As restated effective January 1, 2005) dated December 31, 2008 incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.
10(j)*	Amended and Restated Westamerica Bancorporation Deferral Plan (Adopted October 26, 1995) dated December 31, 2008 incorporated by reference to Exhibit 10(j) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.
10(k)*	Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.
10(l)	Purchase and Assumption Agreement by and between Federal Deposit Insurance Corporation and Westamerica Bank dated February 6, 2009, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 11, 2009.
10(m)	Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(n)	Additional Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(o)*	Form of Waiver pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(p)*	Form of Consent pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(q)	Resolutions of the Employee Benefits/Compensation Committee of Westamerica Bancorporation dated February 9, 2009 incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
11.1	Statement re computation of per share earnings incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements of this report.
14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.
21	Subsidiaries of the registrant.
23(a)	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.