Form 10-Q
period 2010-03-31
WESTAMERICA BANCORPORATION
filed 2010-04-30
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 23, 2010

Common Stock,	29,324,047
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
These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current difficulties in the national and California economies and the effects of federal government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses including the recent acquisition of County Bank assets and assumption of County Bank liabilities from the Federal Deposit Insurance Corporation; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; and (12) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2009, for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At March 31,	At December 31,
	2010	2009
	(In thousands)
Assets:
Cash and cash equivalents	$253,229	$361,135
Money market assets	342	442
Investment securities available for sale	414,987	384,208
Investment securities held to maturity, with fair values of:
$701,768 at March 31, 2010	690,585
$736,270 at December 31, 2009		726,935
Non-covered loans	2,146,580	2,201,088
Allowance for loan losses	(40,316)	(41,043)

Non-covered loans, net of allowance for loan losses	2,106,264	2,160,045
Covered loans	809,503	855,301

Total loans	2,915,767	3,015,346
Other real estate owned	14,266	12,642
Covered other real estate owned	22,305	23,297
Premises and equipment, net	37,423	38,098
Identifiable intangibles	34,070	35,667
Goodwill	121,699	121,699
Interest receivable and other assets	240,822	256,032

Total Assets	$4,745,495	$4,975,501

Liabilities:
Deposits:
Noninterest bearing	$1,376,760	$1,428,432
Interest bearing:
Transaction	653,872	669,004
Savings	957,126	971,384
Time	907,271	991,388

Total deposits	3,895,029	4,060,208
Short-term borrowed funds	211,756	227,178
Federal Home Loan Bank advances	10,306	85,470
Debt financing and Notes payable	26,464	26,497
Liability for interest, taxes and other expenses	82,809	70,700

Total Liabilities	4,226,364	4,470,053

Shareholders’ Equity:
Common stock, authorized — 150,000 shares
Issued and outstanding:
29,206 at March 31, 2010	369,497
29,208 at December 31, 2009		366,247
Deferred compensation	2,485	2,485
Accumulated other comprehensive income	4,796	3,714
Retained earnings	142,353	133,002

Total Shareholders’ Equity	519,131	505,448

Total Liabilities and Shareholders’ Equity	$4,745,495	$4,975,501

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended
	March 31,
	2010	2009
	(In thousands,
	except per share data)
Interest Income:
Loans	$44,702	$45,095
Money market assets and funds sold	1	1
Investment securities available for sale
Taxable	2,151	1,867
Tax-exempt	1,744	1,872
Investment securities held to maturity
Taxable	2,277	4,790
Tax-exempt	5,128	5,560

Total Interest Income	56,003	59,185

Interest Expense:
Transaction deposits	217	205
Savings deposits	739	900
Time deposits	1,532	2,679
Short-term borrowed funds	537	495
Federal Home Loan Bank advances	84	131
Notes payable	425	423

Total Interest Expense	3,534	4,833

Net Interest Income	52,469	54,352
Provision for Loan Losses	2,800	1,800

Net Interest Income After Provision For Loan Losses	49,669	52,552

Noninterest Income:
Service charges on deposit accounts	8,742	8,422
Merchant credit card	2,221	2,432
Debit card	1,174	856
ATM and interchange	891	813
Trust fees	381	364
Financial services commissions	149	154
Other	1,912	2,083
Gain on acquisition	—	48,844

Total Noninterest Income	15,470	63,968

Noninterest Expense:
Salaries and related benefits	15,892	16,371
Occupancy	3,777	5,410
Outsourced data processing services	2,240	2,104
Amortization of identifiable intangibles	1,598	1,685
Furniture and equipment	1,051	1,222
Courier service	907	898
Professional fees	663	888
FDIC insurance assessments	1,320	157
Other	4,583	5,388

Total Noninterest Expense	32,031	34,123

Income Before Income Taxes	33,108	82,397
Provision for income taxes	9,532	29,572

Net Income	23,576	52,825
Preferred stock dividends and discount accretion	—	578

Net Income Applicable to Common Equity	$23,576	$52,247

Average Common Shares Outstanding	29,228	28,876
Diluted Average Common Shares Outstanding	29,596	29,105
Per Common Share Data:
Basic earnings	$0.81	$1.81
Diluted earnings	0.80	1.80
Dividends paid	0.36	0.36
See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Common			Accumulated
	Shares	Preferred	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Stock	Compensation	Income	Earnings	Total
	(In thousands)
Balance, December 31, 2008	28,880	$—	$352,265	$2,409	$1,040	$54,138	$409,852
Comprehensive income
Net income for the period						52,825	52,825
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale					1,225		1,225
Post-retirement benefit transition obligation amortization					9		9

Total comprehensive income							54,059
Issuance of preferred stock and related warrants		82,519	1,207				83,726
Preferred stock dividends and discount accretion		31				(578)	(547)
Exercise of stock options	9		299				299
Stock option tax benefits			3				3
Stock based compensation			294				294
Stock awarded to employees	1		46				46
Purchase and retirement of stock	(16)		(197)			(470)	(667)
Dividends						(10,397)	(10,397)

Balance, March 31, 2009	28,874	$82,550	$353,917	$2,409	$2,274	$95,518	$536,668

Balance, December 31, 2009	29,208	$—	$366,247	$2,485	$3,714	$133,002	$505,448
Comprehensive income
Net income for the period						23,576	23,576
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale					1,073		1,073
Post-retirement benefit transition obligation amortization					9		9

Total comprehensive income							24,658
Exercise of stock options	85		3,697				3,697
Stock option tax benefits			259				259
Stock based compensation			360				360
Stock awarded to employees	1		49				49
Purchase and retirement of stock	(88)		(1,115)			(3,689)	(4,804)
Dividends						(10,536)	(10,536)

Balance, March 31, 2010	29,206	$—	$369,497	$2,485	$4,796	$142,353	$519,131

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2010	2009
	(In thousands)
Operating Activities:
Net income	$23,576	$52,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,411	2,675
Loan loss provision	2,800	1,800
Net amortization of deferred loan cost (fees)	70	(156)
Decrease (increase) in interest income receivable	258	(5,865)
Gain on acquisition	—	(48,844)
(Increase) decrease in other assets	(8,655)	27,928
Increase in income taxes payable	12,593	27,654
(Decrease) increase in interest expense payable	(66)	623
Increase in other liabilities	1,108	6,276
Stock option compensation expense	360	294
Stock option tax benefits	(259)	(3)
Gain on sale of property and equipment	(463)	—
Net loss (gain) on sale of property acquired in satisfaction of debt	352	(110)
Writedown of property acquired in satisfaction of debt	249	65

Net Cash Provided by Operating Activities	35,334	65,162

Investing Activities:
Net repayments of loans	89,819	96,009
Proceeds from FDIC loss-sharing agreement	19,863	—
Purchases of investment securities available for sale	(53,537)	—
Proceeds from maturity/calls of securities available for sale	22,621	24,964
Proceeds from maturity/calls of securities held to maturity	36,350	33,581
Proceeds from sale of FRB/FHLB* stock	2,763	—
Proceeds from sale of property acquired in satisfaction of debt	4,860	1,118
Purchases of property, plant and equipment	(258)	(102)
Proceeds from sale of property, plant and equipment	603	—
Net cash acquired from acquisitions	—	44,397

Net Cash Provided by Investing Activities	123,084	199,967

Financing Activities:
Net decrease in deposits	(164,280)	(71,307)
Net decrease in short-term borrowings	(90,660)	(256,616)
Exercise of stock options	3,697	299
Proceeds from issuance of preferred stock	—	83,726
Stock option tax benefits	259	3
Repurchases/retirement of stock	(4,804)	(667)
Dividends paid	(10,536)	(10,397)

Net Cash Used in Financing Activities	(266,324)	(254,959)

Net Increase (Decrease) In Cash and Cash Equivalents	(107,906)	10,170
Cash and Cash Equivalents at Beginning of Period	361,135	138,883

Cash and Cash Equivalents at End of Period	$253,229	$149,053

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$6,092	$15,716
Unrealized gain on securities available for sale, net	1,073	1,225
Supplemental disclosure of cash flow activities:
Interest paid for the period	4,457	5,954
Income tax payments for the period	3,500	1,400
Acquisitions:
Assets acquired	$—	$1,624,464
Liabilities assumed	—	1,575,620

Net	$—	$48,844

*	Federal Reserve Bank/Federal Home Loan Bank (“FRB/FHLB”)
See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.
Note 2: Accounting Policies
Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may significantly affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.
Management exercises judgment to estimate the appropriate level of the allowance for credit losses and purchased impaired loans, which are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts in prior periods have been reclassified to conform to the current presentation.
Recently Adopted Accounting Pronouncements
In the first quarter of 2010, the Company adopted the following new accounting pronouncements:
•
Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 860 as amended, Transfers and Servicing (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of the provisions contained in FASB ASC 860)

•	FASB ASC 810, Consolidation as amended (formerly FASB Statement No. 167, Amendments to FASB ASC 810, Consolidation)

•	FASB Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosure (Topic 820)
FASB ASC 860, as amended, Transfers and Servicing, has been amended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since initial issuance, that are not consistent with the original intent and key requirements of that Standard and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Standard must be applied to transfers occurring on or after January 1, 2010, the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The adoption of this Statement did not have any effect on the Company’s financial statements at the date of adoption.

FASB ASC 810, as amended, Consolidation, has been amended to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions as a result of the elimination of the qualifying special-purpose entity concept in ASC 860, Transfers and Servicing, and (2) constituent concerns about the application of certain key provisions of the Standard, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of this Statement did not have any effect on the Company’s financial statements at the date of adoption.
FASB ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), issued January 2010 and effective January 1, 2010, requires new disclosures for: (1) transfers in and out of Levels 1 and 2, including separate disclosure of significant amounts and a description of the reasons for the transfers; and (2) separate presentation of information about purchases, sales, issuances, and settlements (on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Update clarifies existing disclosure requirements for: (1) Level of disaggregation, which provides measurement disclosures for each class of assets and liabilities. Emphasizing that judgment should be used in determining the appropriate classes of assets and liabilities; and (2) inputs and valuation techniques for both recurring and nonrecurring Level 2 and Level 3 fair value measurements.
This update also includes conforming amendments to the guidance on employer’s disclosures about postretirement benefit plan assets changing the terminology of major categories of assets to classes of assets and providing a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.
The adoption of this Update did not have a significant effect on the Company’s financial statements at the date of adoption.
Note 3: Investment Securities
The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio as of March 31, 2010, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$2,991	$3	$—	$2,994
Securities of U.S. Government sponsored entities	41,101	70	(18)	41,153
Mortgage-backed securities	139,430	3,283	(53)	142,660
Obligations of States and political subdivisions	164,705	3,714	(1,007)	167,412
Collateralized mortgage obligations	34,577	889	(13)	35,453
Asset-backed securities	10,000	—	(1,221)	8,779
FHLMC and FNMA stock	824	806	(1)	1,629
Corporate securities	9,827	21	(5)	9,843
Other securities	2,778	2,324	(38)	5,064

Total	$406,233	$11,110	$(2,356)	$414,987

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio as of March 31, 2010, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities	$56,992	$1,905	$—	$58,897
Obligations of States and political subdivisions	500,472	12,951	(1,689)	511,734
Collateralized mortgage obligations	133,121	3,397	(5,381)	131,137

Total	$690,585	$18,253	$(7,070)	$701,768

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio as of December 31, 2009, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$2,987	$—	$—	$2,987
Securities of U.S. Government sponsored entities	21,018	48	(25)	21,041
Mortgage-backed securities	143,625	2,504	(124)	146,005
Obligations of States and political subdivisions	155,093	4,077	(977)	158,193
Collateralized mortgage obligations	40,981	652	(223)	41,410
Asset-backed securities	10,000	—	(1,661)	8,339
FHLMC and FNMA stock	824	750	(1)	1,573
Other securities	2,778	1,926	(44)	4,660

Total	$377,306	$9,957	$(3,055)	$384,208

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio as of December 31, 2009 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Mortgage-backed securities	$61,893	$1,752	$—	$63,645
Obligations of States and political subdivisions	516,596	12,528	(2,190)	526,934
Collateralized mortgage obligations	148,446	3,352	(6,107)	145,691

Total	$726,935	$17,632	$(8,297)	$736,270

The amortized cost and fair value of securities as of March 31, 2010, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$12,507	$12,601	$8,441	$8,509
1 to 5 years	102,789	104,567	61,474	63,542
5 to 10 years	65,983	67,271	401,322	410,347
Over 10 years	37,518	35,899	29,235	29,336

Subtotal	218,797	220,338	500,472	511,734
Mortgage-backed securities and collateralized mortgage obligations	174,007	178,113	190,113	190,034
Corporate and other securities	13,429	16,536	—	—

Total	$406,233	$414,987	$690,585	$701,768

The amortized cost and fair value of securities as of December 31, 2009, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$12,763	$12,852	$8,303	$8,389
1 to 5 years	86,757	88,759	58,111	60,075
5 to 10 years	61,532	62,933	413,720	421,955
Over 10 years	28,046	26,016	36,462	36,515

Subtotal	189,098	190,560	516,596	526,934
Mortgage-backed securities and collateralized mortgage obligations	184,606	187,415	210,339	209,336
Other securities	3,602	6,233	—	—

Total	$377,306	$384,208	$726,935	$736,270

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of March 31, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$15,066	$(18)	$—	$—	$15,066	$(18)
Mortgage-backed securities	5,453	(53)	—	—	5,453	(53)
Obligations of States and political subdivisions	26,397	(519)	12,456	(488)	38,853	(1,007)
Collateralized mortgage obligations	880	(3)	1,922	(10)	2,802	(13)
Asset-backed securities	—	—	8,779	(1,221)	8,779	(1,221)
FHLMC and FNMA stock	5	(1)	—	—	5	(1)
Corporate securities	2,871	(5)	—	—	2,871	(5)
Other securities	—	—	1,962	(38)	1,962	(38)

Total	$50,672	$(599)	$25,119	$(1,757)	$75,791	$(2,356)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of March 31, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Mortgage backed securities	$831	$—	$—	$—	$831	$—
Obligations of States and political subdivisions	28,844	(426)	26,251	(1,263)	55,095	(1,689)
Collateralized mortgage obligations	1,480	(20)	24,956	(5,361)	26,436	(5,381)

Total	$31,155	$(446)	$51,207	$(6,624)	$82,362	$(7,070)

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
The unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by conditions in the municipal securities market. The Company’s investments in obligations of states and political subdivisions primarily finance essential community services such as school districts, water delivery systems, hospitals and fire protection services. Further, these bonds are primarily “bank qualified” issues whereby the issuing authority’s total debt issued in any one year does not exceed $20 million, thereby qualifying the bonds for tax-exempt status for federal income tax purposes. Therefore, “bank qualified” bonds are relatively small in amount providing a high degree of diversification within the Company’s investment portfolio. The Company evaluates these securities quarterly to determine if a change in security rating has occurred or the municipality has experienced financial difficulties. Substantially all of these securities continue to be investment grade rated.
The Company does not intend to sell any investments and has concluded that it is not more likely than not that it will be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2010.
The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, or the liquidity for securities is low. As a result, other than temporary impairments may occur in the future.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$2,987	$—	$—	$—	$2,987	$—
Securities of U.S. Government sponsored entities	19,979	(25)	—	—	19,979	(25)
Mortgage-backed securities	17,885	(124)	—	—	17,885	(124)
Obligations of States and political subdivisions	25,050	(795)	3,866	(182)	28,916	(977)
Collateralized mortgage obligations	9,896	(37)	5,002	(186)	14,898	(223)
Asset-backed securities	—	—	8,339	(1,661)	8,339	(1,661)
FHLMC and FNMA stock	4	(1)	—	—	4	(1)
Other securities	—	—	1,956	(44)	1,956	(44)

Total	$75,801	$(982)	$19,163	$(2,073)	$94,964	$(3,055)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$46,111	$(995)	$16,964	$(1,195)	$63,075	$(2,190)
Collateralized mortgage obligations	7,639	(42)	30,674	(6,065)	38,313	(6,107)

Total	$53,750	$(1,037)	$47,638	$(7,260)	$101,388	$(8,297)

Note 4: Loans and Allowance for Credit Losses
A summary of the major categories of non-covered and covered loans outstanding is shown in the following tables:

	At March 31,	At December 31,
	2010	2009
	(In thousands)
Non-covered loans:
Commercial	$497,142	$498,594
Commercial real estate	793,085	801,008
Construction	29,873	32,156
Residential real estate	347,745	371,197
Consumer installment & other	478,735	498,133

Gross Loans	2,146,580	2,201,088
Allowance for loan losses	(40,316)	(41,043)

Net Loans	$2,106,264	$2,160,045

The carrying amount of the covered loans at March 31, 2010, consisted of impaired and non impaired purchased loans in the following table (refined).

	Impaired	Non Impaired	Total Covered
	Purchased Loans	Purchased Loans	Loans
	(In thousands)
Covered loans:
Commercial	$4,976	$215,865	$220,841
Commercial real estate	19,329	418,211	437,540
Construction	14,120	21,465	35,585
Residential real estate	138	18,530	18,668
Consumer installment & other	263	96,606	96,869

Total loans	$38,826	$770,677	$809,503

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

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At March 31, 2010, loans pledged to secure borrowing totaled $106.4 million. The FHLB does not have the right to sell or repledge such loans.

Changes in the carrying amount of impaired purchased loans were as follows for the quarter ended March 31, 2010 and the period February 6, 2009 (acquisition date) through December 31, 2009 (dollars in thousands):

	At	At
	March 31,	December 31,
	2010	2009
		(refined)
	(In thousands)
Carrying amount at the beginning of the period	$43,196	$80,544
Reductions during the period	(4,370)	(37,348)

Carrying amount at the end of the period	$38,826	$43,196

Impaired purchased loans had an unpaid principal balance (less prior charge-offs) of $61 million, $70 million and $164 million at March 31, 2010, December 31, 2009 and February 6, 2009, respectively.
There were no loans held for sale at March 31, 2010 and December 31, 2009.
The following summarizes the allowance for credit losses of the Company for the periods indicated:

	Three months ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Balance, beginning of period	$43,736	$47,563
Provision for loan losses	2,800	1,800
Loans charged off	(4,456)	(2,928)
Recoveries of previously charged off loans	929	461

Net loan losses	(3,527)	(2,467)

Balance, end of period	$43,009	$46,896

Components:
Allowance for loan losses	$40,316	$43,803
Reserve for unfunded credit commitments	2,693	3,093

Allowance for credit losses	$43,009	$46,896

Allowance for loan losses / non-covered loans outstanding	1.88%	1.86%
Non-covered nonaccrual loans at March 31, 2010 and December 31, 2009 were $20.3 million and $19.9 million, respectively.
There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2010.
Note 5: Goodwill and Other Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three months ended March 31, 2010.

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2010, no such adjustments were recorded. The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31,		At December 31,
	2010		2009
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Deposit Intangibles	$51,538	$(20,541)	$51,538	$(19,160)
Merchant Draft Processing Intangible	10,300	(7,227)	10,300	(7,011)

Total Identifiable Intangible Assets	$61,838	$(27,768)	$61,838	$(26,171)

As of March 31, 2010, the current year and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
Three months ended
March 31, 2010 (actual)	$1,382	$216	$1,598
Estimate for year ended December 31, 2010	5,361	774	6,135
2011	4,817	624	5,441
2012	4,372	500	4,872
2013	3,842	400	4,242
2014	3,516	324	3,840
2015	3,193	262	3,455
Note 6: Post Retirement Benefits
The Company offers a continuation of group insurance coverage to qualifying employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ insurance premiums. The Company also reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and their qualified spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits.
The following table sets forth the net periodic post-retirement benefit costs:

	For the three months ended
	March 31,	March 31,
	2010	2009
	(In thousands)
Service cost (benefit)	$(90)	$(79)
Interest cost	48	55
Amortization of unrecognized transition obligation	15	15

Net periodic cost (benefit)	$(27)	$(9)

The Company does not fund plan assets for any post-retirement benefit plans.

Note 7: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $482.2 million and $482.0 million at March 31, 2010 and December 31, 2009, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $27.4 million and $27.4 million at March 31, 2010 and December 31, 2009, respectively. The Company also had commitments for commercial and similar letters of credit of $76 thousand and $176 thousand at March 31, 2010 and December 31, 2009, respectively.
Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal costs related to covered assets are 80 percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.
Note 8: Fair Value Measurements
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

Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At March 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2 )	(Level 3 )
	(In thousands)
U.S. Treasury securities	$2,994	$2,994	$—	$—
Securities of U.S. Government sponsored entities	41,153	41,153	—	—
Municipal bonds:
Federally Tax-exempt — California	66,437	—	66,437	—
Federally Tax-exempt — 27 other states	96,271	—	96,271	—
Taxable — California	4,704	—	4,704	—
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	52,212	—	52,212	—
Issued by FNMA and FHLMC	85,046	—	85,046	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	24,448	—	24,448	—
All other	11,005	—	11,005	—
Commercial mortgage-backed securities	5,402	—	5,402	—
Asset-backed securities — government guaranteed student loans	8,779	—	8,779	—
FHLMC and FNMA stock	1,629	1,629	—	—
Corporate securities	9,843	9,843	—	—
Other securities	5,064	3,102	1,962	—

Total securities available for sale	$414,987	$58,721	$356,266	$—

	At December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2 )	(Level 3 )
	(In thousands)
U.S. Treasury securities	$2,987	$2,987	$—	$—
Securities of U.S. Government sponsored entities	21,041	21,041	—	—
Municipal bonds:
Federally Tax-exempt — California	56,431	—	56,431	—
Federally Tax-exempt — 25 other states	97,094	—	97,094	—
Taxable — California	4,668	—	4,668	—
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	54,361	—	54,361	—
Issued by FNMA and FHLMC	91,644	—	91,644	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	29,536	—	29,536	—
All other	11,874	—	11,874	—
Asset-backed securities — government guaranteed student loans	8,339	—	8,339	—
FHLMC and FNMA stock	1,573	1,573	—	—
Other securities	4,660	2,703	1,957	—

Total securities available for sale	$384,208	$28,304	$355,904	$—

There were no significant transfers in or out of Levels 1 and 2 for the quarter ended March 31, 2010.

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the quarter ended March 31, 2010 and year ended December 31, 2009 that were still held in the balance sheet at the end of such periods, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at quarter end.

	At March 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Non-covered other real estate owned (1)	$180	$—	$180	$—	$(466)

Total assets measured at fair value on a nonrecurring basis	$180	$—	$180	$—	$(466)

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Non-covered other real estate owned (1)	$413	$—	$413	$—	$(233)
Non-covered impaired loans (2)	2,447	—	2,447	—	—

Total assets measured at fair value on a nonrecurring basis	$2,860	$—	$2,860	$—	$(233)

(1)	Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

(2)
Represents carrying value of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Receivables, where a specific reserve has been established.

Disclosures about Fair Value of Financial Instruments
The fair values presented represent the Company’s best estimate of fair value using the methodologies discussed below. The fair values of financial instruments which have a relatively short period of time between their origination and their expected realization were valued using historical cost. The values assigned do not necessarily represent amounts which ultimately may be realized. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. Such financial instruments and their fair values were:

	At	At
	March 31,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents	$253,229	$361,135
Money market assets	342	442
Interest and taxes receivable	63,971	57,667
Noninterest bearing and interest-bearing transaction and savings deposits	2,987,758	3,068,820
Short-term borrowed funds excluding term repurchase agreements	112,473	128,134
Interest payable	1,735	1,801
The fair values of investment securities and liabilities for unvested restricted performance share grants were estimated using quoted prices as described above for Level 1 and Level 2 valuation:

	At March 31, 2010		At December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)		(In thousands)
Investment securities available for sale	$414,987	$414,987	$384,208	$384,208
Investment securities held to maturity	690,585	701,768	726,935	736,270
Liability for restricted performance share grants	2,014	2,014	1,942	1,942

The fair values of FHLB advances, term repurchase agreements, and notes payable were estimated by using interpolated yields for financial instruments with similar characteristics. Such financial instruments and their estimated fair values were:

	At March 31, 2010		At December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)		(In thousands)
Federal Home Loan Bank advances	$10,306	$10,441	$85,470	$85,601
Term repurchase agreements	99,283	99,464	99,044	100,329
Senior notes payable	15,000	14,665	15,000	14,069
Subordinated notes	11,464	11,637	11,497	9,451
Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $40.3 million at March 31, 2010 and $41.0 million at December 31, 2009 and the fair value discount due to credit default risk associated with purchased loans of $83.3 million at March 31, 2010 and $93.3 million at December 31, 2009 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.
The book values and the estimated fair values of loans were:

	At March 31, 2010		At December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)		(In thousands)
Loans	$2,915,767	$2,925,297	$3,015,346	$3,024,866
The fair values of FDIC receivables and time deposits were estimated by discounting estimated future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics. The book values and the estimated fair values were:

	At March 31, 2010		At December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)		(In thousands)
FDIC receivables	$65,924	$64,368	$85,787	$83,806
Time deposits	907,271	907,822	991,388	992,560
The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 9: Shareholders’ Equity
On February 13, 2009, the Company issued to the United States Department of the Treasury (the “Treasury”) 83,726 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), having a liquidation preference of $1,000 per share. The structure of the Series A Preferred Stock included cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. On September 2, 2009 and November 18, 2009, the Company redeemed 41,863 shares and 41,863 shares, respectively, of its Series A Preferred Stock at $1,000 per share. Prior to redemption, under the terms of the Series A Preferred Stock, the Company could not declare or pay any dividends or make any distribution on its common stock, other than regular quarterly cash dividends not exceeding $0.35 or dividends payable only in shares of its common stock, or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement with the Treasury. The Treasury, as part of the preferred stock issuance, received a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92. The proceeds from Treasury were allocated based on the relative fair value of the warrant as compared with the fair value of the preferred stock. The fair value of the warrant was determined using a valuation model which incorporates assumptions including the Company’s common stock price, dividend yield, stock price volatility, the risk-free interest rate, and other assumptions. The Company allocated $1.2 million of the proceeds from the Series A Preferred Stock to the warrant. The discount on the preferred stock was accreted to par value during the period the Series A Preferred Stock was outstanding, and reported as a reduction to net income applicable to common equity over that period.
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

	For the three months ended
	March 31,	March 31,
	2010	2009
	(In thousands, except per share data)
Weighted average number of common shares outstanding — basic	29,228	28,876
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	368	229

Weighted average number of common shares outstanding — diluted	29,596	29,105

Net income applicable to common equity	$23,576	$52,247
Basic earnings per common share	$0.81	$1.81
Diluted earnings per common share	0.80	1.80
For the three months ended March 31, 2010, options to purchase 294 thousand shares of common stock were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2009, options and warrants to purchase 1.5 million and 247 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	Three months ended
	March 31,	March 31,	December 31,
	2010	2009	2009
	(In thousands, except per share data)
Net Interest Income (FTE)*	$57,029	$59,359	$58,949
Provision for Loan Losses	2,800	1,800	3,300
Noninterest Income:
Gain on acquisition	—	48,844	—
Deposit service charges and other	15,470	15,124	15,696

Total Noninterest Income	15,470	63,968	15,696
Total Noninterest Expense	32,031	34,123	32,836

Income Before Income Taxes (FTE)*	37,668	87,404	38,509
Income Tax Provision (FTE)*	14,092	34,579	14,348

Net Income	23,576	52,825	24,161
Preferred stock dividends and discount accretion	—	578	812

Net Income Applicable to Common Equity	$23,576	$52,247	$23,349

Average Common Shares Outstanding	29,228	28,876	29,205
Diluted Average Common Shares Outstanding	29,596	29,105	29,471
Common Shares Outstanding at Period End	29,206	28,874	29,208

As Reported:
Basic Earnings Per Common Share	$0.81	$1.81	$0.80
Diluted Earnings Per Common Share	0.80	1.80	0.79
Return On Assets	1.99%	4.24%	1.85%
Return On Common Equity	18.84%	48.01%	18.79%
Net Interest Margin (FTE)*	5.60%	5.35%	5.50%
Net Loan Losses to Average Gross Non-Covered Loans	0.66%	0.42%	0.88%
Efficiency Ratio**	44.2%	27.7%	44.0%

Average Balances:
Total Assets	$4,812,924	$4,998,964	$5,007,341
Earning Assets	4,111,345	4,475,371	4,268,101
Non-covered Loans	2,165,467	2,374,089	2,235,482
Covered Loans	831,161	761,855	889,101
Total Deposits	3,955,299	3,862,435	4,074,105
Shareholders’ Equity	507,406	485,054	514,497

Balances at Period End:
Total Assets	$4,745,495	$5,428,865	$4,975,501
Earning Assets	4,061,997	4,800,909	4,167,974
Non-covered Loans	2,146,580	2,356,237	2,201,088
Covered Loans	809,503	1,089,071	855,301
Total Deposits	3,895,029	4,256,281	4,060,208
Shareholders’ Equity	519,131	536,668	505,448

Financial Ratios at Period End:
Allowance for Loan Losses to Non-Covered Loans	1.88%	1.86%	1.86%
Book Value Per Common Share	$17.77	$15.73	$17.31
Equity to Assets	10.94%	9.89%	10.16%
Total Capital to Risk Adjusted Assets	15.21%	14.46%	14.50%

Dividends Paid Per Common Share	$0.36	$0.36	$0.35
Common Dividend Payout Ratio	45%	20%	44%
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
Westamerica Bancorporation and subsidiaries (the “Company”) reported first quarter 2010 net income applicable to common equity of $23.6 million or $0.80 diluted earnings per common share. These results compare to net income applicable to common equity of $52.2 million or $1.80 diluted earnings per common share and $23.3 million or $0.79 diluted earnings per common share, respectively, for the first and fourth quarters of 2009. The first quarter of 2009 included a $48.8 million gain resulting from the acquisition of County Bank (“County”) which increased net income by $28.3 million and earnings per diluted common share by $0.98.
Net Income
Following is a summary of the components of net income for the periods indicated:

	Three months ended
	March 31,	March 31,	December 31,
	2010	2009	2009
	(In thousands, except per share data)
Net interest income (FTE)	$57,029	$59,359	$58,949
Provision for loan losses	(2,800)	(1,800)	(3,300)
Noninterest income	15,470	63,968	15,696
Noninterest expense	(32,031)	(34,123)	(32,836)

Income before taxes (FTE)	37,668	87,404	38,509
Income tax provision (FTE)	(14,092)	(34,579)	(14,348)

Net income	$23,576	$52,825	$24,161

Net income applicable to common equity	$23,576	$52,247	$23,349

Average diluted common shares	29,596	29,105	29,471
Diluted earnings per common share	$0.80	$1.80	$0.79

Average total assets	$4,812,924	$4,998,964	$5,007,341
Net income applicable to common equity to average total assets (annualized)	1.99%	4.24%	1.85%
Net income applicable to common equity to average common stockholders’ equity (annualized)	18.84%	48.01%	18.79%
Net income applicable to common equity for the first quarter of 2010 was $28.7 million less than the same quarter of 2009, largely attributable to a gain on acquisition of $48.8 million in the first quarter of 2009, lower net interest income and higher loan loss provision, partially offset by lower noninterest expense and a decrease in income tax provision (FTE). A $2.3 million or 3.9% decrease in net interest income (FTE) was mostly attributed to lower average balances of earning assets, partially offset by higher yields on loans, lower average balances of borrowings and lower rates paid on interest-bearing deposits. The provision for loan losses increased $1.0 million, reflecting Management’s evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC. Noninterest income decreased $48.5 million mainly due to the gain on acquisition in the first quarter of 2009. Noninterest expense decreased $2.1 million mostly due to lower personnel and occupancy expenses resulting from the systems integrations and branch consolidations following the County acquisition, partially offset by higher FDIC insurance assessments. The provision for income taxes (FTE) decreased $20.5 million primarily because the first quarter of 2009 included the acquisition gain. Net income applicable to common equity in the first quarter of 2009 reflected $578 thousand in preferred stock dividends and discount accretion.
Comparing the first quarter of 2010 to the fourth quarter of 2009, net income applicable to common equity increased $227 thousand, due to decreases in the provision for loan losses, noninterest expense and income tax provision (FTE) and the elimination of preferred stock dividends and discount accretion, partially offset by decreases in net interest income and noninterest income. The lower net interest income (FTE) was primarily caused by a lower volume of average earning assets and lower yields on investments, partially offset by higher yields on loans, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses decreased $500 thousand, reflecting Management’s evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC. Noninterest income decreased $226 thousand largely due to lower service charges on deposits. The income tax provision (FTE) decreased $256 thousand primarily due to lower profitability. Net income applicable to common equity in the fourth quarter of 2009 reflected $812 thousand in preferred stock dividends and discount accretion. The preferred stock was redeemed during the fourth quarter of 2009.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated:

	Three months ended
	March 31,	March 31,	December 31,
	2010	2009	2009
	(In thousands)
Interest and fee income	$56,003	$59,185	$58,496
Interest expense	(3,534)	(4,833)	(4,301)
FTE adjustment	4,560	5,007	4,754

Net interest income (FTE)	$57,029	$59,359	$58,949

Average earning assets	$4,111,345	$4,475,371	$4,268,101
Net interest margin (FTE) (annualized)	5.60%	5.35%	5.50%
Net interest income (FTE) decreased during the first quarter of 2010 by $2.3 million or 3.9% from the same period in 2009 to $57.0 million, mainly due to lower average balances of earning assets (down $364 million), partially offset by higher yields on loans (up 0.2%), lower average balances of short-term borrowings (down $308 million) and lower rates paid on interest-bearing deposits (down 0.2%).
Comparing the first three months of 2010 with the fourth quarter of 2009, net interest income (FTE) decreased $1.9 million or 3.3%, primarily due to a lower volume of average earning assets (down $157 million) and lower yields on investments (down 0.08%), partially offset by higher yields on loans (up 0.11%), lower average balances of interest-bearing liabilities (down $139 million) and lower rates paid on interest-bearing deposits (down 0.06%).
At March 31, 2010, FDIC covered loans represented 27 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan. The Bank includes estimated FDIC reimbursable loan interest income in income in the period such loan interest would be recognized if the borrower were in compliance with the contractual terms of the loan.
Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2010 decreased $3.6 million or 5.7% from the same period in 2009. The decrease was caused by lower average balances of earning assets (down $364 million) and lower yields on investments (down 0.02%), partially offset by higher yields on loans (up 0.2%). The total average balances of loans declined $139 million or 4.4% mainly due to decreases in the average balances of residential real estate loans (down $82 million), taxable commercial loans (down $57 million), indirect auto loans (down $42 million), tax-exempt commercial loans (down $19 million) and construction loans (down $13 million), partially offset by a $47 million increase in the average balance of commercial real estate loans. The average investment portfolio decreased $225 million largely due to declines in average balances of mortgage backed securities and collateralized mortgage obligations (down $101 million), U.S. government sponsored entity obligations (down $82 million) and municipal securities (down $50 million), partially offset by a $7 million increase in the average balances of corporate securities. The average yield on the Company’s earning assets increased from 5.79% in the first quarter of 2009 to 5.95% in the corresponding period of 2010. The composite yield on loans rose 0.2% to 6.17% due to increases in yields on construction loans (up 1.69%) and taxable commercial loans (up 0.43%), partially offset by decreases in yields on tax-exempt commercial loans (down 0.44%) and residential real estate loans (down 0.21%). The investment portfolio yield decreased 0.02% to 5.36%, mainly due to declines in yields on U.S. government sponsored entity obligations (down 2.8%), U.S. Treasury securities (down 2.36%), corporate and other securities (down 1.43%), mortgage backed securities and collateralized mortgage obligations (down 0.39%) and municipal securities (down 0.1%).

Comparing the first quarter of 2010 with the fourth quarter of 2009, interest and fee income (FTE) was down $2.7 million or 4.2%. The decrease resulted from a lower volume of average earning assets and lower yields on investment securities, partially offset by higher yields on loans. Average earning assets decreased $157 million or 3.7% in the first quarter of 2010 compared with the fourth quarter of 2009 due to a $128 million decrease in average loans and a $29 million decrease in average investments. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of residential real estate loans (down $29 million), taxable commercial loans (down $28 million), commercial real estate loans (down $27 million), indirect auto loans (down $20 million), construction loans (down $17 million) and tax-exempt commercial loans (down $7 million). The average investment portfolio decreased $29 million largely due to declines in average balances of mortgage backed securities and collateralized mortgage obligations (down $31 million) and municipal securities (down $12 million), partially offset by increases in the average balances of U.S. government sponsored entity obligations (up $8 million) and corporate securities (up $7 million). The average yield on earning assets for the first three months of 2010 was 5.95% compared with 5.90% in the fourth quarter of 2009. The loan portfolio yield for the first three months of 2010 compared with the previous quarter was higher by 0.11%, due to increases in yields on construction loans (up 1.21%) and taxable commercial loans (up 0.48%), partially offset by decreases in yields on tax-exempt commercial loans (down 0.39%) and residential real estate loans (down 0.16%). The investment portfolio yield decreased by 0.08%, reflecting lower yields on U.S. Treasury securities (down 2.24%), U.S. government sponsored entity obligations (down 1.13%), partially offset by a 0.21% increase in the yield on corporate and other securities.
Interest Expense
Interest expense in the first quarter of 2010 decreased $1.3 million compared with the same period in 2009. The decrease was attributable to lower rates paid on the interest-bearing deposits and lower average balances of borrowing, partially offset by higher rates paid on borrowings. The average rate paid on interest-bearing liabilities decreased from 0.62% in the first quarter of 2009 to 0.50% in the same quarter of 2010. Rates on interest-bearing deposits decreased 0.21% to 0.39% primarily due to decreases in rates paid on time deposits less than $100 thousand (down 0.97%), time deposits $100 thousand or more (down 0.08%) and preferred money market savings (down 0.16%). Rates on short-term borrowings increased 0.57% mostly due to a 0.34% increase in the rates on line of credit and repurchase facilities. The rate on Federal Home Loan Bank (“FHLB”) advances rose 0.22% to 1.37%. Average short-term borrowings declined $308 million in the first quarter of 2010 over the same period of 2009 primarily due to a $315 million decline in the average balance of federal funds purchased, partially offset by a $41 million increase in the average balance of line of credit and repurchase facilities. Interest-bearing deposits remained steady at first quarter 2009 levels, the net result of a $109 million decrease in the average balance of time deposits $100 thousand or more, offset by increases in average balances of money market savings (up $58 million), regular savings (up $24 million) and time deposits less than $100 thousand (down $24 million).
Comparing the first quarter of 2010 with the fourth quarter of 2009, interest expense declined $767 thousand, due to lower average balances of interest-bearing liabilities and lower rates on interest-bearing deposits, offset by higher rates paid on borrowings. Average interest-bearing liabilities during the first quarter of 2010 fell by $139 million over the last quarter of 2009 mainly due to decreases in average balances of FHLB advances (down $61 million), time deposits less than $100 thousand (down $44 million), money market savings (down $14 million) and time deposits $100 thousand or more (down $9 million). Rates paid on liabilities averaged 0.50% during the first three months of 2010 compared with 0.57% for the last three months of 2009. The average rate paid on interest-bearing deposits declined 0.06% to 0.39% in the first quarter 2010 mainly due to lower rates on time deposits $100 thousand or more (down 0.13%) and time deposits less than $100 thousand (down 0.13%).
Net Interest Margin (FTE)
The following summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended
	March 31,	March 31,	December 31,
	2010	2009	2009
Yield on earning assets (FTE)	5.95%	5.79%	5.90%
Rate paid on interest-bearing liabilities	0.50%	0.62%	0.57%

Net interest spread (FTE)	5.45%	5.17%	5.33%
Impact of all other net noninterest bearing funds	0.15%	0.18%	0.17%

Net interest margin (FTE)	5.60%	5.35%	5.50%

During the first quarter of 2010, the net interest margin (FTE) increased 0.25% compared with the same period in 2009. Higher yields on earning assets (FTE) and lower rates paid on interest-bearing liabilities resulted in a 0.28% increase in net interest spread. The increase in the net interest spread was partially reduced by the lower net interest margin contribution of noninterest-bearing funding sources. The net interest margin (FTE) in the first three months of 2010 rose by 0.10% compared with the fourth quarter of 2009. Earning asset yields increased 0.05% while the cost of interest-bearing liabilities declined by 0.07%, resulting in a 0.12% increase in the net interest spread. The 0.02% decrease in margin contribution from noninterest bearing funding sources resulted in the net interest margin of 5.60%.

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

	For the three months ended
	March 31, 2010
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$640	$1	0.63%
Investment securities:
Available for sale
Taxable	247,466	2,151	3.48%
Tax-exempt (1)	156,484	2,604	6.66%
Held to maturity
Taxable	206,445	2,277	4.41%
Tax-exempt (1)	503,682	7,906	6.28%
Loans:
Commercial:
Taxable	555,940	8,616	6.29%
Tax-exempt (1)	172,850	2,664	6.25%
Commercial real estate	1,238,344	20,294	6.65%
Real estate construction	67,459	925	5.56%
Real estate residential	376,254	4,345	4.62%
Consumer	585,781	8,780	6.08%

Total loans (1)	2,996,628	45,624	6.17%

Total earning assets (1)	4,111,345	$60,563	5.95%
Other assets	701,579

Total assets	$4,812,924

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,379,797	$—	—%
Savings and interest-bearing transaction	1,629,009	956	0.24%
Time less than $100,000	390,551	617	0.64%
Time $100,000 or more	555,942	915	0.67%

Total interest-bearing deposits	2,575,502	2,488	0.39%
Short-term borrowed funds	244,158	621	1.03%
Debt financing and notes payable	26,484	425	6.42%

Total interest-bearing liabilities	2,846,144	$3,534	0.50%
Other liabilities	79,577
Shareholders’ equity	507,406

Total liabilities and shareholders’ equity	$4,812,924

Net interest spread (1) (2)			5.45%

Net interest income and interest margin (1) (3)		$57,029	5.60%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	March 31, 2009
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$878	$1	0.46%
Investment securities:
Available for sale
Taxable	229,304	1,867	3.26%
Tax-exempt (1)	170,520	2,808	6.59%
Held to maturity
Taxable	400,229	4,790	4.79%
Tax-exempt (1)	538,496	8,539	6.34%
Loans:
Commercial:
Taxable	612,454	8,848	5.86%
Tax-exempt (1)	191,948	3,165	6.69%
Commercial real estate	1,191,260	19,072	6.49%
Real estate construction	80,830	772	3.87%
Real estate residential	458,180	5,527	4.83%
Consumer	601,272	8,803	5.94%

Total loans (1)	3,135,944	46,187	5.97%

Total earning assets (1)	4,475,371	$64,192	5.79%
Other assets	523,593

Total assets	$4,998,964

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,286,013	$—	—%
Savings and interest-bearing transaction	1,545,154	1,105	0.29%
Time less than $100,000	366,794	1,452	1.61%
Time $100,000 or more	664,474	1,227	0.75%

Total interest-bearing deposits	2,576,422	3,784	0.60%
Short-term borrowed funds	552,645	626	0.46%
Debt financing and notes payable	26,618	423	6.35%

Total interest-bearing liabilities	3,155,685	$4,833	0.62%
Other liabilities	72,212
Shareholders’ equity	485,054

Total liabilities and shareholders’ equity	$4,998,964

Net interest spread (1) (2)			5.17%

Net interest income and interest margin (1) (3)		$59,359	5.35%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	December 31, 2009
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$543	$1	0.73%
Investment securities:
Available for sale
Taxable	236,985	2,225	3.76%
Tax-exempt (1)	155,244	2,626	6.77%
Held to maturity
Taxable	234,604	2,587	4.41%
Tax-exempt (1)	516,142	8,117	6.29%
Loans:
Commercial:
Taxable	584,279	8,560	5.81%
Tax-exempt (1)	179,814	3,011	6.64%
Commercial real estate	1,265,086	21,119	6.62%
Real estate construction	84,611	927	4.35%
Real estate residential	405,094	4,838	4.78%
Consumer	605,699	9,239	6.05%

Total loans (1)	3,124,583	47,694	6.06%

Total earning assets (1)	4,268,101	$63,250	5.90%
Other assets	739,240

Total assets	$5,007,341

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,425,867	$—	—%
Savings and interest-bearing transaction	1,649,492	1,041	0.25%
Time less than $100,000	434,207	845	0.77%
Time $100,000 or more	564,539	1,138	0.80%

Total interest-bearing deposits	2,648,238	3,024	0.45%
Short-term borrowed funds	310,739	855	1.09%
Debt financing and notes payable	26,517	422	6.36%

Total interest-bearing liabilities	2,985,494	$4,301	0.57%
Other liabilities	81,483
Shareholders’ equity	514,497

Total liabilities and shareholders’ equity	$5,007,341

Net interest spread (1) (2)			5.33%

Net interest income and interest margin (1) (3)		$58,949	5.50%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

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

	Three months ended March 31, 2010
	compared with
	Three months ended March 31, 2009
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$—	$—	$—
Investment securities:
Available for sale
Taxable	153	131	284
Tax-exempt (1)	(233)	29	(204)
Held to maturity
Taxable	(2,163)	(350)	(2,513)
Tax-exempt (1)	(547)	(86)	(633)
Loans:
Commercial:
Taxable	(850)	618	(232)
Tax-exempt (1)	(302)	(199)	(501)
Commercial real estate	765	457	1,222
Real estate construction	(143)	296	153
Real estate residential	(954)	(228)	(1,182)
Consumer	(230)	207	(23)

Total loans (1)	(1,714)	1,151	(563)

Total (decrease) increase in interest and fee income (1)	(4,504)	875	(3,629)

Interest expense:
Deposits:
Savings and interest-bearing transaction	57	(206)	(149)
Time less than $100,000	89	(924)	(835)
Time $100,000 or more	(187)	(125)	(312)

Total interest-bearing deposits	(41)	(1,255)	(1,296)

Short-term borrowed funds	(482)	477	(5)
Debt financing and notes payable	(2)	4	2

Total decrease in interest expense	(525)	(774)	(1,299)

(Decrease) increase in Net Interest Income (1)	$(3,979)	$1,649	$(2,330)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Three months ended March 31, 2010
	compared with
	Three months ended December 31, 2009
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$—	$—	$—
Investment securities:
Available for sale
Taxable	69	(143)	(74)
Tax-exempt (1)	—	(22)	(22)
Held to maturity
Taxable	(311)	1	(310)
Tax-exempt (1)	(203)	(8)	(211)
Loans:
Commercial:
Taxable	(615)	671	56
Tax-exempt (1)	(174)	(173)	(347)
Commercial real estate	(897)	72	(825)
Real estate construction	(230)	228	(2)
Real estate residential	(363)	(130)	(493)
Consumer	(499)	40	(459)

Total loans (1)	(2,778)	708	(2,070)

Total (decrease) increase in interest and fee income (1)	(3,223)	536	(2,687)

Interest expense:
Deposits:
Savings and interest-bearing transaction	(34)	(51)	(85)
Time less than $100,000	(94)	(134)	(228)
Time $100,000 or more	(38)	(185)	(223)

Total interest-bearing deposits	(166)	(370)	(536)

Short-term borrowed funds	(240)	6	(234)
Debt financing and notes payable	(10)	13	3

Total decrease in interest expense	(416)	(351)	(767)

(Decrease) increase in Net Interest Income (1)	$(2,807)	$887	$(1,920)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Loan Losses
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered with the FDIC. Further, the Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Due to the loss-sharing agreements and fair value recognition, the Company did not record a provision for loan losses during the first quarter 2010 related to such loans covered by the FDIC loss-sharing agreements. In Management’s judgment, the acquisition date loan fair value discounts remaining at March 31, 2010 represent appropriate loss estimates for default risk inherent in the purchased loans. The Company provided $2.8 million, $1.8 million and $3.3 million for loan losses on non-covered loans in the first quarter of 2010, the first quarter and the fourth quarter of 2009, respectively. The provision reflects Management’s assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended
	March 31,	March 31,	December 31,
	2010	2009	2009
	(In thousands)

Service charges on deposit accounts	$8,742	$8,422	$9,376
Merchant credit card fees	2,221	2,432	2,250
Debit card fees	1,174	856	1,219
ATM fees and interchange	891	813	901
Other service fees	636	531	570
Trust fees	381	364	373
Check sale income	230	223	225
Safe deposit rental	162	167	165
Financial services commissions	149	154	163
Gain on acquisition	—	48,844	—
Other noninterest income	884	1,162	454

Total	$15,470	$63,968	$15,696

Noninterest income for the first quarter of 2010 fell by $48.5 million from the same period in 2009 mostly attributable to the $48.8 million gain on acquisition in the first quarter 2009. Higher service charges on deposit accounts were generally attributable to the growth in deposit accounts through the County acquisition on February 6, 2009. Service charges on deposits increased $320 thousand or 3.8% primarily due to a $912 thousand increase in overdraft fees and a $101 thousand increase in checking account charges, partially offset by a $702 thousand decrease in return item charges. Debit card fees rose by $318 thousand or 37.1% mainly due to an increased customer base through the County acquisition. A $105 thousand or 19.8% in other service fees was largely due to increases in foreign currency commissions and internet banking charges. Merchant credit card fees declined $211 thousand or 8.7% due to lower transaction volume. Other noninterest income fell $278 thousand or 23.9% mostly due to miscellaneous fees from County in the first quarter of 2009.
In the first quarter of 2010, noninterest income decreased $226 thousand or 1.4% compared with the fourth quarter of 2009 primarily due to a $634 thousand or 6.8% decline in service charges on deposit accounts, the net result of lower overdraft fees (down $483 thousand), returned item charges and charges on checking accounts, partially offset by higher savings account service charges.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended
	March 31,	March 31,	December 31,
	2010	2009	2009
	(In thousands)

Salaries and related benefits	$15,892	$16,371	$15,170
Occupancy	3,777	5,410	3,917
Outsourced data processing services	2,240	2,104	2,260
Equipment	1,051	1,222	1,240
Amortization of identifiable intangibles	1,598	1,685	1,646
FDIC insurance assessments	1,320	157	1,440
Courier service	907	898	927
Professional fees	663	888	1,003
Postage	475	462	540
Loan expense	418	994	342
Telephone	389	387	490
Stationery and supplies	350	367	364
Operational losses	220	195	295
Advertising/public relations	211	227	185
In-house meetings	175	257	314
Customer checks	172	176	223
Correspondent service charges	102	256	180
Other noninterest expense	2,071	2,067	2,300

Total	$32,031	$34,123	$32,836

Average full time equivalent staff	1,032	1,144	1,056
Noninterest expense to revenues (FTE)	44.18%	27.67%	43.99%
Noninterest expense decreased $2.1 million or 6.1% in the three months ended March 31, 2010 compared with the same period in 2009 mainly due to personnel and occupancy cost savings from the County acquisition, partially offset by a $1.2 million increase in FDIC insurance assessments. Salaries and related benefits decreased $479 thousand or 2.9% primarily due to a reduction in regular salaries, partially offset by annual merit increases. Lower salaries, wages and incentives were partially offset by higher group health insurance costs, profit sharing and other benefits. Occupancy expense decreased $1.6 million or 30.2% mainly due to branch and administrative office consolidations in May and August of 2009. Equipment expense declined $171 thousand or 14.0% primarily due to branch and administrative office consolidations. Loan expense decreased $576 thousand generally because the first quarter of 2009 included servicing fees on factoring receivables acquired from County. Such factoring receivables were fully liquidated in April 2009. Professional fees were lower by $225 thousand or 25.3% mainly because the first quarter of 2009 included legal fees for loans acquired from County, issuance of preferred stock and other professional fees. A $154 thousand decrease in correspondent service charges was mostly attributable to higher interest received on reserve balances held with the Federal Reserve Bank. Offsetting the decreases were higher FDIC insurance assessments and a $136 thousand increase in outsourced data processing services.
In the first quarter of 2010, noninterest expense fell $805 thousand or 2.5% compared with the fourth quarter of 2009 primarily due to lower occupancy and equipment expenses and professional fees, partially offset by higher salaries and related benefits. Salaries and related benefits increased $722 thousand or 4.8% mostly due to merit increases, higher payroll taxes, group health insurance costs, profit sharing and other benefits. Occupancy expense decreased $140 thousand or 3.6% mainly due to lower rent, net of sublease income and decreases in depreciation costs. Equipment expense declined $189 thousand or 15.2% mostly due to lower maintenance and repair costs and decreases in expenses associated with software. Professional fees decreased $340 thousand or 33.9% largely due to lower legal fees. Other categories which decreased were in-house meeting expense (down $139 thousand or 44.3%), FDIC insurance assessments (down $120 thousand or 8.3%) and telephone expense (down $101 thousand or 20.6%).

Provision for Income Tax
During the first quarter of 2010, the Company recorded income tax expense (FTE) of $14.1 million, compared with $34.6 million and $14.3 million for the first and fourth quarters of 2009, respectively. The current quarter provision represents an effective tax rate (FTE) of 37.4%, compared with 39.6% and 37.3% for the first and fourth quarters of 2009, respectively. The higher effective tax rate for the first quarter 2009 reflects higher pretax income without a corresponding increase in tax preference items.
Loan Portfolio Credit Risk
The risk that loan customers do not repay loans granted by the Bank is the most significant risk to the Company. The Company closely monitors the markets in which it conducts its lending operations and follows a strategy to control exposure to loans with high credit risk. The Bank’s organization structure separates the functions of business development and loan underwriting; Management believes this segregation of duties avoids inherent conflicts of centralizing business development and loan approval. In measuring and managing credit risk, the Company adheres to the following practices.
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
Classified loans with higher levels of credit risk are further designated as “nonaccrual loans.” Management places loans on nonaccrual status when full collection of contractual interest and principal payments is in doubt. Interest previously accrued on loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements under loss-sharing agreements. The Company does not accrue interest income on nonaccrual loans. Interest payments received on nonaccrual loans are applied to reduce the carrying amount of the loan unless the carrying amount is well secured by loan collateral or covered by FDIC loss-sharing agreements. “Nonperforming assets” include nonaccrual loans, loans 90 or more days past due and still accruing, and repossessed loan collateral.
On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management bifurcates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “non-covered loans”). At March 31, 2010, covered loans totaled $810 million, or 27 percent of total loans, and non-covered loans totaled $2.1 billion, or 73 percent of total loans.
Covered Loans and Repossessed Loan Collateral (Covered Assets)
Covered loans and repossessed loan collateral qualify under loss-sharing agreements with the FDIC. Under the terms of the loss-sharing agreements, the FDIC absorbs 80 percent of losses and shares in 80 percent of loss recoveries on the first $269 million in losses on covered assets (“First Tier”), and absorbs 95 percent of losses and shares in 95 percent of loss recoveries if losses on covered assets exceed $269 million (“Second Tier”). The term of the loss-sharing agreement on residential real estate assets is ten years, while the term for loss-sharing on non-residential real estate assets is five years with respect to losses and eight years with respect to loss recoveries.
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
In Management’s judgment, the credit risk discount recognized for the acquired assets remains adequate as an estimate of credit risk inherent in covered assets as of March 31, 2010. In the event credit risk deteriorates beyond that estimated by Management, losses in excess of the credit risk discount would be recognized in income or as an expense, net of related FDIC loss indemnification.

The maximum risk to future earnings if First Tier losses exceed Management’s estimated $161 million in recognized losses under the FDIC loss-sharing agreements follows (dollars in thousands):

First Tier Loss Coverage	$269,000
Less: Recognized credit risk discount	161,203

Exposure to under-estimated risk within First Tier	107,797
Bank loss-sharing percentage	20 percent

First Tier risk to Bank, pre-tax	$21,559

First Tier risk to Bank, after-tax	$12,494

Of the estimated $161 million in recognized credit risk at February 6, 2009, the Company has realized losses of $78 million during the period February 6, 2009 through March 31, 2010. Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $21 million as of March 31, 2010, which would be realized only if all covered assets at March 31, 2010 generated no future cash flows.
The following is a summary of covered classified loans and repossessed loan collateral:

	At March 31,	At December 31,
	2010	2009
	(In thousands)
Covered Classified Assets
Classified loans	$184,565	$181,516
Repossessed loan collateral	22,305	23,297

Total	$206,870	$204,813

The following is a summary of covered nonperforming assets:

	At March 31,	At December 31,
	2010	2009
	(In thousands)
Covered nonperforming assets
Nonperforming, nonaccrual loans	$52,431	$66,965
Performing, nonaccrual loans	25,731	18,183

Total nonaccrual loans	78,162	85,148
Loans 90 days past due and still accruing	317	210

Total nonperforming loans	78,479	85,358
Covered repossessed loan collateral	22,305	23,297

Total	$100,784	$108,655

As a percentage of total covered loans and OREO	12.12%	12.37%
The amount of gross interest income that would have been recorded if all covered nonaccrual loans had been current in accordance with their original terms while outstanding was $1.1 million in the first quarter of 2010, compared with $228 thousand and $1.4 million for the first and fourth quarters of 2009, respectively. The amount of interest income that was recognized on covered nonaccrual loans from cash payments made in the first quarter of 2010 was $1.1 million, compared with $-0- thousand and $1.3 million for the first and fourth quarters of 2009, respectively. The yield on these cash payments was 6.40% for the first quarter of 2010, compared with -0-% and 6.25% for the first and fourth quarters of 2009, respectively. There were no cash payments received, which were applied against the book balance of covered nonaccrual loans outstanding at March 31, 2010, March 31, 2009 and December 31, 2009 in the first quarter 2010, the first quarter 2009 and the fourth quarter 2009, respectively.

Non-covered Classified Loans and Repossessed Loan Collateral (Non-covered Assets)
The following is a summary of non-covered classified loans and repossessed loan collateral:

	At March 31,	At December 31,
	2010	2009
	(In thousands)
Non-covered Classified Assets
Classified loans	$58,245	$57,241
Repossessed loan collateral	14,266	12,642

Total	$72,511	$69,883

Allowance for loan losses / non-covered classified loans	69%	72%
The following is a summary of non-covered nonperforming assets on the dates indicated:

	At March 31,	At December 31,
	2010	2009
	(In thousands)
Non-covered nonperforming assets
Nonperforming, nonaccrual loans	$20,230	$19,837
Performing, nonaccrual loans	57	25

Total nonaccrual loans	20,287	19,862
Loans 90 days past due and still accruing	746	800

Total nonperforming loans	21,033	20,662
Repossessed loan collateral	14,266	12,642

Total	$35,299	$33,304

As a percentage of total non-covered loans and repossessed loan collateral	1.63%	1.50%
The amount of gross interest income that would have been recorded if all non-covered nonaccrual loans had been current in accordance with their original terms while outstanding was $518 thousand in the first quarter of 2010, compared with $175 thousand and $404 thousand for the first and fourth quarters of 2009, respectively. The amount of interest income that was recognized on non-covered nonaccrual loans from cash payments made in the first quarter of 2010 was $460 thousand, compared with $39 thousand and $144 thousand for the first and fourth quarters of 2009, respectively. The yield on these cash payments was 5.35% for the first quarter of 2010, compared with 1.29% and 2.00% for the first and fourth quarters of 2009, respectively. There were no cash payments received, which were applied against the book balance of non-covered nonaccrual loans outstanding at March 31, 2010, March 31, 2009 and December 31, 2009 in the first quarter 2010, the first quarter 2009 and the fourth quarter 2009, respectively.
Fifty nine loans comprised the $20.3 million in nonaccrual loans as of March 31, 2010. During the first quarter of 2010 one construction relationship ($2.4 million) and three other loans ($1.3 million) were transferred to OREO while one commercial relationship ($2.2 million) and one commercial real estate relationship ($1.3 million) were placed on non nonaccrual status.
The Company had no restructured loans as of March 31, 2010 and December 31, 2009.

Delinquent non-covered commercial loans, non-covered construction loans and non-covered commercial real estate loans on accrual status were as follows:

	At March 31,	At December 31,
	2010	2009
	(In thousands)
Non-covered commercial loans:
30-89 days delinquent:
Dollar amount	$9,993	$10,677
Percentage of total non-covered commercial loans	2.01%	2.14%
90 or more days delinquent:
Dollar amount	$248	$—
Percentage of total non-covered commercial loans	0.05%	—%
Non-covered construction loans:
30-89 days delinquent:
Dollar amount	$149	$149
Percentage of total non-covered construction loans	0.50%	0.46%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered construction loans	—%	—%
Non-covered commercial real estate loans:
30-89 days delinquent:
Dollar amount	$19,440	$12,158
Percentage of total non-covered commercial real estate loans	2.45%	1.52%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered commercial real estate loans	—%	—%
The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no “sub-prime” non-covered loans as of March 31, 2010 and December 31, 2009. At March 31, 2010, $4.9 million non-covered residential real estate loans were on nonaccrual status. Delinquent non-covered residential real estate loans, non-covered automobile loans and non-covered other consumer loans on accrual status were as follows:

	At March 31,	At December 31,
	2010	2009
	(In thousands)
Non-covered residential real estate loans:
30-89 days delinquent:
Dollar amount	$935	$3,064
Percentage of total non-covered residential real estate loans	0.27%	0.83%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered residential real estate loans	—%	—%
Non-covered automobile loans:
30-89 days delinquent:
Dollar amount	$5,765	$6,506
Percentage of total automobile loans	1.38%	1.49%
90 or more days delinquent:
Dollar amount	$454	$723
Percentage of total automobile loans	0.11%	0.17%
Non-covered other consumer loans:
30-89 days delinquent:
Dollar amount	$564	$762
Percentage of total non-covered other consumer loans	0.90%	1.25%
90 or more days delinquent:
Dollar amount	$44	$77
Percentage of total non-covered other consumer loans	0.07%	0.13%

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
Allowance for Credit Losses
The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of covered loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. The allowance for credit losses represents Management’s estimate of credit losses in excess of these principal reductions.
Management determined the fair value discounts assigned to covered loans purchased on February 6, 2009 remained adequate as an estimate of credit losses inherent in covered loans as of March 31, 2010.
The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated:

	Three months ended
	March 31,	March 31,	December 31,
	2010	2009	2009
	(In thousands)
Total non-covered loans outstanding at period end	$2,146,580	$2,356,237	$2,201,088
Average non-covered loans outstanding during the period	2,165,467	2,374,089	2,235,482
Analysis of the allowance balance, beginning of period	43,736	47,563	45,376
Provision for loan losses	2,800	1,800	3,300
Loans charged off:
Commercial and commercial real estate	(873)	(496)	(2,779)
Real estate construction	(799)	—	(1,022)
Real estate residential	(293)	—	(263)
Consumer	(2,491)	(2,432)	(2,469)

Total non-covered loans chargeoffs	(4,456)	(2,928)	(6,533)
Recoveries of previously charged off non-covered loans:
Commercial and commercial real estate	229	90	233
Real estate construction	—	—	650
Real estate residential	—	—	—
Consumer	700	371	710

Total recoveries	929	461	1,593

Net loan losses	(3,527)	(2,467)	(4,940)

Balance, end of period	$43,009	$46,896	$43,736

Components:
Allowance for loan losses	$40,316	$43,803	$41,043
Reserve for unfunded credit commitments	2,693	3,093	2,693

Allowance for credit losses	$43,009	$46,896	$43,736

Net loan losses to average non-covered loans	0.66%	0.42%	0.88%
Allowance for loan losses /non-covered loans outstanding	1.88%	1.86%	1.86%
The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss-sharing coverage relative to covered loan carrying amounts, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to consumer loans. Current levels of automobile loan losses are compared to initial allowance allocations and, based on Management judgment, additional allocations are applied, if needed, to estimated losses. For residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimated losses on residential real estate loans. Last, allocations are made to non-criticized and non-classified commercial loans based on historical loss rates and other statistical data.
The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $43.0 million allowance for credit losses to be adequate as a reserve against non-covered credit losses as of March 31, 2010.
The following table presents the allocation of the allowance for credit losses:

	At March 31,		At December 31,
	2010		2009
	(In thousands)
		Non-covered Loans		Non-covered Loans
	Allocation of the	as Percent of Total	Allocation of the	as Percent of Total
	Allowance Balance	Non-covered Loans	Allowance Balance	Non-covered Loans
Commercial	$19,591	61%	$19,108	59%
Real estate construction	2,366	1%	2,968	1%
Real estate residential	1,279	16%	1,529	17%
Consumer	7,504	22%	8,424	23%
Unallocated portion	12,269	—	11,707	—

Total	$43,009	100%	$43,736	100%

The allocation to loan portfolio segments changed from December 31, 2009 to March 31, 2010. The increase in allocation for commercial loans was substantially attributable to an increase in criticized commercial loans outstanding and Management’s evaluation of loss rates against commercial loan performance metrics. The decrease in allocation to real estate construction loans reflects a decline in criticized construction loans outstanding. The decrease in the allocation to real estate residential loans is due to a lower outstanding balance of delinquent real estate residential loans and Management’s judgment regarding the appropriate allocation based on recent foreclosure losses and levels of nonaccrual mortgages. The lower allocation for consumer loans was primarily due to a lower outstanding balance of delinquent consumer loans and Management’s judgment regarding the appropriate allocation based on current levels of auto loan charge-offs. The unallocated portion of the allowance for credit losses increased $562 thousand from December 31, 2009 to March 31, 2010. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At March 31, 2010 and December 31, 2009, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($2.4 million and $2.3 million, respectively), external competitive issues ($0.9 million and $0.8 million, respectively), internal credit administration considerations ($2.0 million and $2.0 million, respectively), and delinquency and problem loan trends ($3.7 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its loan portfolio, extent of migration of previously non-classified loans to classified status, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $12.3 million at March 31, 2010, compared to $11.7 million at December 31, 2009.

Asset/Liability and Market Risk Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.
Interest Rate Risk
Interest rate risk is a significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on loan demand, demand for various deposit products, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.
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
The Company’s asset and liability position ranged from “neutral” to slightly “asset sensitive” at March 31, 2010, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. A slightly “asset sensitive” position results in a slightly larger increase in interest income than in interest expense resulting from application of assumed interest rate changes. Management’s simulation modeling is currently biased toward rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending March 31, 2011. Using the current composition of the Company’s balance sheet and assuming an increase of 100 basis points (“bp”) in the federal funds rate and an increase of 32 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending March 31, 2011. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management is currently deploying tactics to maintain the current exposure to interest rate risk. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
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

Market Risk — Other
Market values of loan collateral can directly impact the level of loan charge-offs and the provision for loan losses. Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company’s business activities.
Liquidity and Funding
The Company generates significant liquidity from its operating activities. The Company’s profitability during the first quarter of 2010 and 2009 contributed substantial operating cash flows of $35.3 million and $65.2 million, respectively. Operating cash flows in the first quarter 2009 increased $30 million from the settlement of County Bank securities sales which were unsettled trades on the acquisition date. In the first quarter of 2010, the Company paid $10.5 million in shareholder dividends and used $4.8 million to repurchase and retire common stock. In the first quarter of 2009, the Company paid $10.4 million in shareholder dividends and used $667 thousand to repurchase and retire common stock.
The Company’s routine operating sources of liquidity include investment securities, consumer and other loans, deposits, and other borrowed funds. During the first quarter of 2010, investment securities provided $61.7 million in liquidity from paydowns and maturities to purchase securities of $53.5 million, and loans provided $89.8 million in liquidity from scheduled payments and maturities, net of loan fundings. During the first quarter of 2009, investment securities provided $58.5 million in liquidity from paydowns and maturities, and loans provided $98.1 million in liquidity from scheduled payments and maturities, net of loan fundings. The Company also raised $83.7 million in February 2009 from the issuance of preferred stock to the United States Treasury which was redeemed in full in September and November of 2009.
The Company projects $69.5 million in additional liquidity from investment security paydowns and maturities in the three months ending June 30, 2010. At March 31, 2010, automobile loans totaled $418.1 million, which were experiencing stable monthly principal payments of approximately $16.6 million during the first quarter of 2010.
During the first quarter of 2010, a portion of the liquidity provided by operating activities, loans and proceeds from FDIC loss-sharing agreements provided a portion of funds to meet a net reduction in deposits totaling $164.3 million and a reduction in short-term borrowed funds, primarily FHLB advances, which declined $75.2 million.
During the first quarter of 2009, a portion of the liquidity provided by operating activities, investment securities and loans provided funds to meet a net reduction in deposits totaling $71.3 million and a reduction in short-term borrowed funds, primarily federal funds purchased, which declined $256.6 million.
The Company held $1.1 billion in total investment securities at March 31, 2010. Under certain deposit, borrowing and other arrangements, the Company must hold investment securities as collateral. At March 31, 2010, such collateral requirements totaled approximately $1.0 billion. At March 31, 2010, $415.0 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
At March 31, 2010, $362.8 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. Substantially all of the Non Agency residential CMOs are rated AAA based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC and FNMA MBSs purchased for Community Reinvestment Act investment purposes, the Company has not purchased a residential CMO or residential MBS since November 2005. The residential CMOs and MBSs provided $36.0 million in liquidity from paydowns during the three months ended March 31, 2010. In addition, at March 31, 2010, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

The Company anticipates maintaining its cash levels in 2010 mainly through profitability and retained earnings. It is anticipated that loan demand from credit-worthy borrowers will be weak during 2010, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. Changes in interest rates, most notably rising interest rates, which could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.
Westamerica Bancorporation (“the Parent Company”) is a separate entity and apart from Westamerica Bank (“the Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company’s revenues are obtained from subsidiary dividends and service fees. Payment of dividends to the Parent Company by the Bank is limited under California law. The amount that can be paid in any calendar year, without prior approval from the state regulatory agency, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. The Company believes that such restriction will not have an impact on the Parent Company’s ability to meet its ongoing cash obligations.
Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income as a percentage of average common stock equity (“return on common equity” or “ROE”) was 18.8% in the first quarter of 2010, 25.8% in 2009 and 14.8% in 2008. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $3.7 million in the first quarter of 2010, $9.6 million in 2009 and $22.8 million in 2008.
The Company paid dividends totaling $10.5 million in the first quarter of 2010, $41.1 million in 2009 and $40.2 million in 2008, which represent dividends per share of $0.36, $1.41 and $1.39, respectively. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 88 thousand shares of common stock valued at $4.8 million in the first quarter of 2010, 42 thousand shares valued at $2.0 million in 2009 and 719 thousand shares valued at $35.9 million in 2008. Share repurchases were restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury; such restrictions were removed with full redemption of the preferred stock in November 2009.
The Company’s primary capital resource is shareholders’ equity, which increased $13.7 million or 2.7% at March 31, 2010 since December 31, 2009, primarily due to $23.6 million in profits earned during the quarter and $3.7 million in issuance of stock in connection with exercises of employee stock options, offset by $10.5 million in dividends paid and $4.8 million in stock repurchases.
The following summarizes the ratios of capital to risk-adjusted assets for the Company on the date indicated:

				Minimum	Well-capitalized
	At March 31,	At March 31,	At December 31,	Regulatory	by Regulatory
	2010	2009	2009	Requirement	Definition

Tier I Capital	13.91%	13.19%	13.20%	4.00%	6.00%
Total Capital	15.21%	14.46%	14.50%	8.00%	10.00%
Leverage ratio	8.21%	8.14%	7.60%	4.00%	5.00%

The risk-based capital ratios increased at March 31, 2010, compared with March 31, 2009, due to a decrease in risk-weighted assets and increased retained earnings, partially offset by redemption of the preferred stock. The risk-based capital ratios increased at March 31, 2010, compared with December 31, 2009, due to a decrease in risk-weighted assets and increased retained earnings. FDIC-covered assets are included in the 20% risk-weight category due to the loss-sharing agreements; the residential loss-sharing agreement expires February 6, 2019 and the non-residential loss-sharing agreement expires (as to losses) February 6, 2014.
The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the date indicated:

				Minimum	Well-capitalized
	At March 31,	At March 31,	At December 31,	Regulatory	by Regulatory
	2010	2009	2009	Requirement	Definition

Tier I Capital	13.65%	12.44%	13.39%	4.00%	6.00%
Total Capital	15.14%	13.90%	14.88%	8.00%	10.00%
Leverage ratio	8.01%	7.64%	7.67%	4.00%	5.00%
The risk-based capital ratios increased at March 31, 2010, compared with March 31, 2009, due to a decrease in risk-weighted assets. The risk-based capital ratios increased at March 31, 2010, compared with December 31, 2009, due to a decrease in risk-weighted assets.
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
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

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
There are no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2010.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
	(In thousands, except per share data)
January 1 through January 31	2	$57.10	2	1,985
February 1 through February 28	49	$52.62	49	1,936
March 1 through March 31	37	$57.42	37	1,899

Total	88	$54.75	88	1,899

*
Includes 2 thousand, 1 thousand and 1 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
Shares were repurchased during the first quarter of 2010 pursuant to a program approved by the Board of Directors on August 27, 2009, authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2010.

Item 3.	Defaults upon Senior Securities
None

Item 4.	Reserved

Item 5.	Other Information
None

Item 6.	Exhibits
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

Date: April 30, 2010

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