Form 10-Q
period 2010-06-30
WESTAMERICA BANCORPORATION
filed 2010-07-30
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 23, 2010

Common Stock,	29,142,315
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

PART I — FINANCIAL INFORMATION

Item 1	Financial Statements
WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At June 30,	At December 31,
	2010	2009
	(In thousands)
Assets:
Cash and due from banks	$294,240	$361,135
Money market assets	342	442
Investment securities available for sale	466,500	384,208
Investment securities held to maturity, with fair values of:
$669,319 at June 30, 2010	652,958
$736,270 at December 31, 2009		726,935
Non-covered loans	2,124,570	2,201,088
Allowance for loan losses	(39,716)	(41,043)

Non-covered loans, net of allowance for loan losses	2,084,854	2,160,045
Covered loans	763,619	855,301

Total loans	2,848,473	3,015,346
Non-covered other real estate owned	18,028	12,642
Covered other real estate owned	23,670	23,297
Premises and equipment, net	36,816	38,098
Identifiable intangibles, net	32,529	35,667
Goodwill	121,673	121,699
Interest receivable and other assets	231,857	256,032

Total Assets	$4,727,086	$4,975,501

Liabilities:
Noninterest bearing deposits	$1,427,611	$1,428,432
Interest bearing deposits	2,462,949	2,631,776

Total deposits	3,890,560	4,060,208
Short-term borrowed funds	210,503	227,178
Federal Home Loan Bank advances	10,223	85,470
Debt financing and notes payable	26,430	26,497
Liability for interest, taxes and other expenses	61,689	70,700

Total Liabilities	4,199,405	4,470,053

Shareholders’ Equity:
Common stock, authorized - 150,000 shares
Issued and outstanding:
29,118 at June 30, 2010	372,989
29,208 at December 31, 2009		366,247
Deferred compensation	2,724	2,485
Accumulated other comprehensive income	6,314	3,714
Retained earnings	145,654	133,002

Total Shareholders’ Equity	527,681	505,448

Total Liabilities and Shareholders’ Equity	$4,727,086	$4,975,501

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest Income:
Loans	$44,060	$49,523	$88,762	$94,618
Money market assets and funds sold	—	1	1	2
Investment securities available for sale	4,026	4,539	7,921	8,278
Investment securities held to maturity	6,992	9,009	14,397	19,359

Total Interest Income	55,078	63,072	111,081	122,257

Interest Expense:
Deposits	2,180	4,468	4,668	8,252
Short-term borrowed funds	491	568	1,028	1,063
Federal Home Loan Bank advances	52	288	136	419
Notes payable	422	421	847	844

Total Interest Expense	3,145	5,745	6,679	10,578

Net Interest Income	51,933	57,327	104,402	111,679
Provision for Loan Losses	2,800	2,600	5,600	4,400

Net Interest Income After Provision For Loan Losses	49,133	54,727	98,802	107,279

Noninterest Income:
Service charges on deposit accounts	8,629	9,116	17,371	17,538
Merchant credit card	2,176	2,223	4,397	4,655
Debit card	1,245	1,323	2,419	2,389
ATM and interchange	1,021	1,013	1,912	1,826
Trust fees	448	373	829	737
Financial services commissions	223	137	372	291
Other	2,028	2,201	3,940	4,074
Gain on acquisition	—	—	—	48,844

Total Noninterest Income	15,770	16,386	31,240	80,354

Noninterest Expense:
Salaries and related benefits	15,476	17,448	31,368	33,819
Occupancy	3,822	5,413	7,599	10,823
Outsourced data processing services	2,202	2,378	4,442	4,482
Amortization of identifiable intangibles	1,540	1,695	3,138	3,380
Furniture and equipment	1,116	1,607	2,167	2,829
Courier service	903	994	1,810	1,892
Professional fees	867	779	1,530	1,667
FDIC insurance assessments	1,260	3,221	2,580	3,378
Other	4,909	5,131	9,492	10,519

Total Noninterest Expense	32,095	38,666	64,126	72,789

Income Before Income Taxes	32,808	32,447	65,916	114,844
Provision for income taxes	9,247	9,264	18,779	38,836

Net Income	23,561	23,183	47,137	76,008
Preferred stock dividends and discount accretion	—	1,107	—	1,685

Net Income Applicable to Common Equity	$23,561	$22,076	$47,137	$74,323

Average Common Shares Outstanding	29,207	29,126	29,217	29,002
Diluted Average Common Shares Outstanding	29,568	29,403	29,582	29,254
Per Common Share Data:
Basic earnings	$0.81	$0.76	$1.61	$2.56
Diluted earnings	0.80	0.75	1.59	2.54
Dividends paid	0.36	0.35	0.72	0.71
See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Common			Accumulated
	Shares	Preferred	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Stock	Compensation	Income	Earnings	Total
	(In thousands)

Balance, December 31, 2008	28,880	$—	$352,265	$2,409	$1,040	$54,138	$409,852
Comprehensive income
Net income for the period						76,008	76,008
Other comprehensive income, net of tax:
Increase in net unrealized gain on securities available for sale					689		689
Post-retirement benefit transition obligation amortization					18		18

Total comprehensive income							76,715
Issuance of preferred stock and related warrants		82,519	1,207				83,726
Preferred stock dividends and discount accretion		92				(1,685)	(1,593)
Exercise of stock options	350		9,070				9,070
Stock option tax benefits			2,179				2,179
Restricted stock activity	7		251	76			327
Stock based compensation			594				594
Stock awarded to employees	1		62				62
Purchase and retirement of stock	(24)		(273)			(814)	(1,087)
Dividends						(20,614)	(20,614)

Balance, June 30, 2009	29,214	$82,611	$365,355	$2,485	$1,747	$107,033	$559,231

Balance, December 31, 2009	29,208	$—	$366,247	$2,485	$3,714	$133,002	$505,448
Comprehensive income
Net income for the period						47,137	47,137
Other comprehensive income, net of tax:
Increase in net unrealized gain on securities available for sale					2,582		2,582
Post-retirement benefit transition obligation amortization					18		18

Total comprehensive income							49,737
Exercise of stock options	210		8,783				8,783
Stock option tax benefits			796				796
Restricted stock activity	7		194	239			433
Stock based compensation			720				720
Stock awarded to employees	1		77				77
Purchase and retirement of stock	(308)		(3,828)			(13,392)	(17,220)
Dividends						(21,093)	(21,093)

Balance, June 30, 2010	29,118	$—	$372,989	$2,724	$6,314	$145,654	$527,681

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months
	ended June 30,
	2010	2009
	(In thousands)
Operating Activities:
Net income	$47,137	$76,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,589	4,762
Loan loss provision	5,600	4,400
Net amortization of deferred loan cost	28	124
Decrease (increase) in interest income receivable	657	(3,306)
Gain on acquisition	—	(48,844)
(Increase) decrease in other assets	(10,872)	55,701
Increase (decrease) in income taxes payable	2,899	(7,366)
(Decrease) increase in interest expense payable	(1)	275
(Decrease) increase in other liabilities	(13,866)	11,316
Stock option compensation expense	720	594
Stock option tax benefits	(796)	(2,179)
Gain on sale of other assets	(608)	—
Gain on sale of property and equipment	(447)	—
Originations of mortgage loans for resale	(277)	(68)
Net proceeds from sale of mortgage loans originated for resale	288	70
Net gain on sale of foreclosed assets	(478)	(166)
Writedown of foreclosed assets	399	83

Net Cash Provided by Operating Activities	37,972	91,404

Investing Activities:
Net repayments of loans	145,389	184,065
Proceeds from FDIC loss-sharing indemnification	29,841	6,421
Purchases of investment securities available for sale	(149,493)	—
Proceeds from maturity/calls of securities available for sale	73,064	53,289
Proceeds from maturity/calls of securities held to maturity	73,977	121,708
Net change in FRB/FHLB* securities	3,121	1,502
Proceeds from sale of foreclosed assets	8,071	5,557
Purchases of property, plant and equipment	(448)	(566)
Proceeds from sale of property, plant and equipment	603	—
Net cash acquired from acquisitions	—	44,397

Net Cash Provided by Investing Activities	184,125	416,373

Financing Activities:
Net change in deposits	(168,106)	(168,279)
Net change in short-term borrowings	(92,152)	(381,808)
Exercise of stock options	8,783	9,070
Proceeds from issuance of preferred stock	—	83,726
Stock option tax benefits	796	2,179
Repurchases/retirement of stock	(17,220)	(1,087)
Dividends paid	(21,093)	(20,614)
Preferred dividends	—	(1,070)

Net Cash Used in Financing Activities	(288,992)	(477,883)

Net Change In Cash and Due from Banks	(66,895)	29,894
Cash and Due from Banks at Beginning of Period	361,135	138,883

Cash and Due from Banks at End of Period	$294,240	$168,777

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$13,749	$14,668
Unrealized gain on securities available for sale, net	2,582	689
Supplemental disclosure of cash flow activities:
Interest paid for the period	8,058	14,413
Income tax payments for the period	27,257	19,144
Acquisitions:
Assets acquired	$—	$1,624,464
Liabilities assumed	—	1,575,620

Net	$—	$48,844

See accompanying notes to unaudited condensed consolidated financial statements.

*	Federal Reserve Bank/Federal Home Loan Bank (“FRB/FHLB”)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Recently Adopted Accounting Standards
In the first quarter of 2010, the Company adopted the following new accounting guidance:
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
Recently Issued Accounting Standards
FASB ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310), was issued April 2010 and is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions.
The provisions of this Update will be applied prospectively with early application permitted. Upon initial adoption of the guidance in this Update, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.
The Company does not have any pools of loans accounted for in accordance with Subtopic 310-30, and therefore, the adoption of this Update will not have a significant effect on the Company’s financial statements.
FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), was issued July 2010. The guidance will significantly expand the disclosures that the Company must make about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses.
The disclosures as of the end of the reporting period are effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update requires enhanced disclosures and is not expected to have a significant effect on the Company’s financial statements.

Note 3: Investment Securities
The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio as of June 30, 2010, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$2,994	$3	$—	$2,997
Securities of U.S. Government sponsored entities	72,140	279	(12)	72,407
Residential mortgage-backed securities	123,326	5,555	—	128,881
Commercial mortgage-backed securities	5,305	—	(49)	5,256
Obligations of States and political subdivisions	185,229	4,062	(704)	188,587
Residential collateralized mortgage obligations	28,362	1,153	(5)	29,510
Asset-backed securities	9,741	—	(1,212)	8,529
FHLMC and FNMA stock	824	53	(88)	789
Corporate securities	24,442	—	(158)	24,284
Other securities	2,778	2,496	(14)	5,260

Total	$455,141	$13,601	$(2,242)	$466,500

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio as of June 30, 2010, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$52,490	$2,101	$(2)	$54,589
Obligations of States and political subdivisions	481,895	16,341	(918)	497,318
Residential collateralized mortgage obligations	118,573	3,037	(4,198)	117,412

Total	$652,958	$21,479	$(5,118)	$669,319

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio as of December 31, 2009, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$2,987	$—	$—	$2,987
Securities of U.S. Government sponsored entities	21,018	48	(25)	21,041
Residential mortgage-backed securities	143,625	2,504	(124)	146,005
Obligations of States and political subdivisions	155,093	4,077	(977)	158,193
Residential collateralized mortgage obligations	40,981	652	(223)	41,410
Asset-backed securities	10,000	—	(1,661)	8,339
FHLMC and FNMA stock	824	750	(1)	1,573
Other securities	2,778	1,926	(44)	4,660

Total	$377,306	$9,957	$(3,055)	$384,208

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio as of December 31, 2009 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$61,893	$1,752	$—	$63,645
Obligations of States and political subdivisions	516,596	12,528	(2,190)	526,934
Residential collateralized mortgage obligations	148,446	3,352	(6,107)	145,691

Total	$726,935	$17,632	$(8,297)	$736,270

The amortized cost and fair value of securities as of June 30, 2010, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$24,498	$24,568	$7,691	$7,727
Over 1 to 5 years	163,183	164,854	70,312	72,966
Over 5 to 10 years	47,155	48,921	385,367	397,843
Over 10 years	59,710	58,461	18,525	18,782

Subtotal	294,546	296,804	481,895	497,318
Mortgage-backed securities and collateralized mortgage obligations	156,993	163,647	171,063	172,001
Other securities	3,602	6,049	—	—

Total	$455,141	$466,500	$652,958	$669,319

The amortized cost and fair value of securities as of December 31, 2009, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$12,763	$12,852	$8,303	$8,389
Over 1 to 5 years	86,757	88,759	58,111	60,075
Over 5 to 10 years	61,532	62,933	413,720	421,955
Over 10 years	28,046	26,016	36,462	36,515

Subtotal	189,098	190,560	516,596	526,934
Mortgage-backed securities and collateralized mortgage obligations	184,606	187,415	210,339	209,336
Other securities	3,602	6,233	—	—

Total	$377,306	$384,208	$726,935	$736,270

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities.

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of June 30, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$10,075	$(12)	$—	$—	$10,075	$(12)
Commercial mortgage-backed securities	5,275	(49)	—	—	5,275	(49)
Obligations of States and political subdivisions	25,893	(366)	10,314	(338)	36,207	(704)
Residential collateralized mortgage obligations	641	(1)	890	(4)	1,531	(5)
Asset-backed securities	—	—	8,529	(1,212)	8,529	(1,212)
FHLMC and FNMA stock	462	(88)	—	—	462	(88)
Corporate securities	20,343	(158)	—	—	20,343	(158)
Other securities	—	—	1,986	(14)	1,986	(14)

Total	$62,689	$(674)	$21,719	$(1,568)	$84,408	$(2,242)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of June 30, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Residential mortgage backed securities	$677	$(2)	$—	$—	$677	$(2)
Obligations of States and political subdivisions	23,554	(829)	7,658	(89)	31,212	(918)
Residential collateralized mortgage obligations	2,620	(6)	27,748	(4,192)	30,368	(4,198)

Total	$26,851	$(837)	$35,406	$(4,281)	$62,257	$(5,118)

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
The unrealized losses on the Company’s investments in obligations of states and political subdivisions were caused by conditions in the municipal securities market. The Company’s investments in obligations of states and political subdivisions primarily finance essential community services such as school districts, water delivery systems, hospitals and fire protection services. Further, these bonds are primarily “bank qualified” issues whereby the issuing authority’s total debt issued in any one year does not exceed $30 million, thereby qualifying the bonds for tax-exempt status for federal income tax purposes. Therefore, “bank qualified” bonds are relatively small in amount providing a high degree of diversification within the Company’s investment portfolio. The Company evaluates these securities quarterly to determine if a change in security rating has occurred or the municipality has experienced financial difficulties. Substantially all of these securities continue to be investment grade rated.
The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2010.
The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, or the liquidity for securities is low. As a result, other than temporary impairments may occur in the future.

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$2,987	$—	$—	$—	$2,987	$—
Securities of U.S. Government sponsored entities	19,979	(25)	—	—	19,979	(25)
Residential mortgage-backed securities	17,885	(124)	—	—	17,885	(124)
Obligations of States and political subdivisions	25,050	(795)	3,866	(182)	28,916	(977)
Residential collateralized mortgage obligations	9,896	(37)	5,002	(186)	14,898	(223)
Asset-backed securities	—	—	8,339	(1,661)	8,339	(1,661)
FHLMC and FNMA stock	4	(1)	—	—	4	(1)
Other securities	—	—	1,956	(44)	1,956	(44)

Total	$75,801	$(982)	$19,163	$(2,073)	$94,964	$(3,055)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$46,111	$(995)	$16,964	$(1,195)	$63,075	$(2,190)
Residential collateralized mortgage obligations	7,639	(42)	30,674	(6,065)	38,313	(6,107)

Total	$53,750	$(1,037)	$47,638	$(7,260)	$101,388	$(8,297)

Note 4: Loans and Allowance for Credit Losses
A summary of the major categories of non-covered and covered loans outstanding is shown in the following tables:

	At June 30,	At December 31,
	2010	2009
	(In thousands)
Non-covered loans:
Commercial	$509,601	$498,594
Commercial real estate	780,757	801,008
Construction	28,220	32,156
Residential real estate	336,897	371,197
Consumer installment & other	469,095	498,133

Gross Loans	2,124,570	2,201,088
Allowance for loan losses	(39,716)	(41,043)

Net Loans	$2,084,854	$2,160,045

The carrying amount of the covered loans at June 30, 2010, consisted of impaired and non impaired purchased loans in the following table.

	Impaired	Non Impaired	Total Covered
	Purchased Loans	Purchased Loans	Loans
	(In thousands)
Covered loans:
Commercial	$11,040	$193,953	$204,993
Commercial real estate	14,132	402,975	417,107
Construction	10,583	19,750	30,333
Residential real estate	138	18,059	18,197
Consumer installment & other	260	92,729	92,989

Total loans	$36,153	$727,466	$763,619

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

Changes in the carrying amount of impaired purchased loans were as follows for the six months ended June 30, 2010 and the period February 6, 2009 (acquisition date) through December 31, 2009:

		February 6, 2009
		through
	Six months ended	December 31, 2009
	June 30, 2010	(refined)
	(In thousands)
Carrying amount at the beginning of the period	$43,196	$80,544
Reductions during the period	(7,043)	(37,348)

Carrying amount at the end of the period	$36,153	$43,196

Impaired purchased loans had an unpaid principal balance (less prior charge-offs) of $55 million, $70 million and $164 million at June 30, 2010, December 31, 2009 and February 6, 2009, respectively.
The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At June 30, 2010, loans pledged to secure borrowing totaled $80.4 million. The FHLB does not have the right to sell or repledge such loans.
There were no loans held for sale at June 30, 2010 and December 31, 2009.

The following summarizes the allowance for credit losses of the Company for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Balance, beginning of period	$43,009	$46,896	$43,736	$47,563
Provision for loan losses	2,800	2,600	5,600	4,400
Provision for unfunded commitments	—	(400)	—	(400)
Loans charged off	(4,255)	(3,937)	(8,711)	(6,865)
Recoveries of previously charged off loans	855	656	1,784	1,117

Net loan losses	(3,400)	(3,281)	(6,927)	(5,748)

Balance, end of period	$42,409	$45,815	$42,409	$45,815

Components:
Allowance for loan losses	$39,716	$43,122
Reserve for unfunded credit commitments	2,693	2,693

Allowance for credit losses	$42,409	$45,815

Allowance for loan losses / non-covered loans outstanding	1.87%	1.86%
Management determined the credit default fair value discounts assigned to covered loans purchased on February 6, 2009 remained adequate as an estimate of credit losses inherent in covered loans as of June 30, 2010.
Non-covered nonaccrual loans at June 30, 2010 and December 31, 2009 were $20.0 million and $19.9 million, respectively. Covered nonaccrual loans at June 30, 2010 and December 31, 2009 were $60.3 million and $85.1 million, respectively.
There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2010.
Note 5: Goodwill and Other Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the six months ended June 30, 2010.
The changes in the carrying value of goodwill were (in thousands):

December 31, 2009	$121,699
Recognition of stock option tax benefits for the exercise of options converted upon merger	(26)

June 30, 2010	$121,673

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the six months ended June 30, 2010, no such adjustments were recorded. The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30,		At December 31,
	2010		2009
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Deposit Intangibles	$51,538	$(21,896)	$51,538	$(19,160)
Merchant Draft Processing Intangible	10,300	(7,413)	10,300	(7,011)

Total Identifiable Intangible Assets	$61,838	$(29,309)	$61,838	$(26,171)

As of June 30, 2010, the current year and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
Six months ended June 30, 2010 (actual)	$2,736	$402	$3,138
Estimate for year ended December 31, 2010	5,361	774	6,135
2011	4,817	624	5,441
2012	4,372	500	4,872
2013	3,842	400	4,242
2014	3,516	324	3,840
2015	3,193	262	3,455
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
The following table sets forth the net periodic post-retirement benefit costs:

	For the six months ended
	June 30,
	2010	2009
	(In thousands)
Service cost (benefit)	$(180)	$(158)
Interest cost	96	110
Amortization of unrecognized transition obligation	30	30

Net periodic cost (benefit)	$(54)	$(18)

The Company does not fund plan assets for any post-retirement benefit plans.

Note 7: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $407.9 million and $482.0 million at June 30, 2010 and December 31, 2009, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $25.2 million and $27.4 million at June 30, 2010 and December 31, 2009, respectively. The Company also had commitments for commercial and similar letters of credit of $2.0 million and $176 thousand at June 30, 2010 and December 31, 2009, respectively.
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
Note 8: Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale investment securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as certain loans held for investment and other assets. These nonrecurring fair value adjustments typically involve the lower-of-cost-or-fair value accounting or impairment or write-down of individual assets.
In accordance with the Fair Value Measurement and Disclosure topic of the Codification, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in the principal market or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date. A fair value measurement reflects all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.
The Company groups its assets and liabilities measured at fair value into a three-level hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange. Level 1 includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
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

Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At June 30, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
U.S. Treasury securities	$2,997	$2,997	$—	$—
Securities of U.S. Government sponsored entities	72,407	72,407	—	—
Municipal bonds:
Federally Tax-exempt — California	76,294	—	76,294	—
Federally Tax-exempt — 27 other states	106,976	—	106,976	—
Taxable — California	4,817	—	4,817	—
Taxable — 1 other state	500		500
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	50,235	—	50,235	—
Issued by FNMA and FHLMC	78,647	—	78,647	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	19,386	—	19,386	—
All other	10,124	—	10,124	—
Commercial mortgage-backed securities	5,255	—	5,255	—
Asset-backed securities — government guaranteed student loans	8,529	—	8,529	—
FHLMC and FNMA stock	789	789	—	—
Corporate securities	24,284	24,284	—	—
Other securities	5,260	3,274	1,986	—

Total securities available for sale	$466,500	$103,751	$362,749	$—

	At December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
U.S. Treasury securities	$2,987	$2,987	$—	$—
Securities of U.S. Government sponsored entities	21,041	21,041	—	—
Municipal bonds:
Federally Tax-exempt — California	56,431	—	56,431	—
Federally Tax-exempt — 25 other states	97,094	—	97,094	—
Taxable — California	4,668	—	4,668	—
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	54,361	—	54,361	—
Issued by FNMA and FHLMC	91,644	—	91,644	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	29,536	—	29,536	—
All other	11,874	—	11,874	—
Asset-backed securities — government guaranteed student loans	8,339	—	8,339	—
FHLMC and FNMA stock	1,573	1,573	—	—
Other securities	4,660	2,703	1,957	—

Total securities available for sale	$384,208	$28,304	$355,904	$—

There were no significant transfers in or out of Levels 1 and 2 for the six months ended June 30, 2010.

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the first six months ended June 30, 2010 and year ended December 31, 2009 that were still held in the balance sheet at the end of such periods, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	At June 30, 2010
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Non-covered other real estate owned (1)	$180	$—	$180	$—	$(466)
Non-covered impaired loans (2)	500	—	—	500	(530)

Total assets measured at fair value on a nonrecurring basis	$680	$—	$180	$500	$(996)

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Non-covered other real estate owned (1)	$413	$—	$413	$—	$(233)
Non-covered impaired loans (2)	2,447	—	2,447	—	—

Total assets measured at fair value on a nonrecurring basis	$2,860	$—	$2,860	$—	$(233)

(1)	Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

(2)
Represents carrying value of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Receivables, where a specific reserve has been established.

Disclosures about Fair Value of Financial Instruments
The following section describes the valuation methodologies used by the Company for estimating fair value of financial instruments not recorded at fair value.
Cash and Due from Banks The carrying amount of cash and amounts due from banks approximate fair value due to the relatively short period of time between their origination and their expected realization.
Money Market Assets The carrying amount of money market assets approximate fair value due to the relatively short period of time between their origination and their expected realization.
Investment Securities Held to Maturity The fair values of investment securities were estimated using quoted prices as described above for Level 1 and Level 2 valuation.
Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $39.7 million at June 30, 2010 and $41.0 million at December 31, 2009 and the fair value discount due to credit default risk associated with purchased loans of $75.5 million at June 30, 2010 and $93.3 million at December 31, 2009 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.
FDIC Receivable The fair value of the FDIC receivable recorded in Other Assets was estimated by discounting estimated future cash flows using current market rates for financial instruments with similar characteristics.
Deposit Liabilities The carrying amount of demand deposits, savings accounts and money market accounts approximates fair value due to the relatively short period of time between their origination and their expected realization. The fair values of the time deposits were estimated by discounting estimated future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics.

Short-Term Borrowed Funds The carrying amount of securities sold under agreement to repurchase and other short-term borrowed funds approximate fair value due to the relatively short period of time between their origination and their expected realization. The fair values of term repurchase agreements were estimated by using interpolated yields for financial instruments with similar characteristics.
Federal Home Loan Bank Advances The fair values of FHLB advances were estimated by using interpolated yields for financial instruments with similar characteristics.
Debt Financing and Notes Payable The fair values of debt financing and notes payable were estimated by using interpolated yields for financial instruments with similar characteristics.
Restricted Performance Share Grants The fair value of liabilities for unvested restricted performance share grants recorded in Other Liabilities were estimated using quoted prices as described above for Level 1 valuation.
The table below is a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring basis. The values assigned do not necessarily represent amounts which ultimately may be realized. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.
The Company has not included assets and liabilities that are not financial instruments, such as goodwill, long-term relationships with deposit, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes and other assets and liabilities. The total estimated fair values do not represent, and should not be construed to represent, the underlying value of the Company.

	At June 30, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$294,240	$294,240	$361,135	$361,135
Money market assets	342	342	442	442
Investment securities held to maturity	652,658	669,319	726,935	736,270
Loans	2,848,473	2,857,783	3,015,346	3,024,866
Other assets — FDIC receivable	55,945	55,386	85,787	83,806

Financial Liabilities
Deposits	3,890,560	3,891,086	4,060,208	4,061,380
Short-term borrowed funds	210,503	210,642	227,178	228,463
Federal Home Loan Bank Advances	10,223	10,330	85,470	85,601
Debt financing and notes payable	26,430	26,265	26,497	23,520
Other liabilities — restricted performance share grants	1,829	1,829	1,942	1,942
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Weighted average number of common shares outstanding — basic	29,207	29,126	29,217	29,002
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	361	277	365	252

Weighted average number of common shares outstanding — diluted	29,568	29,403	29,582	29,254

Net income applicable to common equity	$23,561	$22,076	$47,137	$74,323
Basic earnings per common share	$0.81	$0.76	$1.61	$2.56
Diluted earnings per common share	0.80	0.75	1.59	2.54
For the three months and six months ended June 30, 2010, options to purchase 287 thousand and 290 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2009, options and warrants to purchase 733 thousand and 1.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net Interest Income (FTE)*	$56,573	$62,318	$113,602	$121,677
Provision for Loan Losses	2,800	2,600	5,600	4,400
Noninterest Income:
Gain on acquisition	—	—	—	48,844
Deposit service charges and other	15,770	16,386	31,240	31,510

Total Noninterest Income	15,770	16,386	31,240	80,354
Noninterest Expense	32,095	38,666	64,126	72,789

Income Before Income Taxes (FTE)*	37,448	37,438	75,116	124,842
Income Tax Provision (FTE)*	13,887	14,255	27,979	48,834

Net Income	23,561	23,183	47,137	76,008
Preferred stock dividends and discount accretion	—	1,107	—	1,685

Net Income Applicable to Common Equity	$23,561	$22,076	$47,137	$74,323

Average Common Shares Outstanding	29,207	29,126	29,217	29,002
Diluted Average Common Shares Outstanding	29,568	29,403	29,582	29,254
Common Shares Outstanding at Period End	29,118	29,214	29,118	29,214

As Reported:
Basic Earnings Per Common Share	$0.81	$0.76	$1.61	$2.56
Diluted Earnings Per Common Share	0.80	0.75	1.59	2.54
Return On Assets	2.00%	1.68%	1.99%	2.92%
Return On Common Equity	18.24%	19.03%	18.54%	33.06%
Net Interest Margin (FTE)*	5.62%	5.34%	5.61%	5.35%
Net Loan Losses to Average Gross Non-Covered Loans	0.64%	0.56%	0.65%	0.49%
Efficiency Ratio**	44.4%	49.1%	44.3%	36.0%

Average Balances:
Total Assets	$4,731,270	$5,265,101	$4,771,872	$5,133,941
Earning Assets	4,033,831	4,678,615	4,072,374	4,577,554
Non-covered Loans	2,136,407	2,338,294	2,150,857	2,356,288
Covered Loans	788,108	1,045,360	809,515	904,195
Total Deposits	3,895,671	4,202,607	3,925,321	4,033,461
Shareholders’ Equity	518,128	547,816	512,796	516,608

Balances at Period End:
Total Assets	$4,727,086	$5,193,595
Earning Assets	4,007,989	4,591,907
Non-covered Loans	2,124,570	2,322,005
Covered Loans	763,619	1,031,643
Total Deposits	3,890,560	4,157,137
Shareholders’ Equity	527,681	559,231

Financial Ratios at Period End:
Allowance for Loan Losses to Non-Covered Loans	1.87%	1.86%
Book Value Per Common Share	$18.12	$16.31
Equity to Assets	11.16%	10.77%
Total Capital to Risk Adjusted Assets	15.72%	15.85%

Dividends Paid Per Common Share	$0.36	$0.35	$0.72	$0.71
Common Dividend Payout Ratio	45%	47%	45%	28%
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Westamerica Bancorporation and subsidiaries (the “Company”) reported second quarter 2010 net income applicable to common equity of $23.6 million or $0.80 diluted earnings per common share. These results compare to net income applicable to common equity of $22.1 million or $0.75 diluted earnings per common share for the same period of 2009.
The Company reported net income applicable to common equity of $47.1 million or $1.59 diluted earnings per common share for the six months ended June 30, 2010, compared with $74.3 million or $2.54 diluted earnings per common share for the same period of 2009. The first half of 2009 included a $48.8 million gain on the acquisition of County Bank (“County”) which increased net income by $28.3 million and earnings per diluted common share by $0.98.
Net Income
Following is a summary of the components of net income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net interest income (FTE)	$56,573	$62,318	$113,602	$121,677
Provision for loan losses	(2,800)	(2,600)	(5,600)	(4,400)
Noninterest income	15,770	16,386	31,240	80,354
Noninterest expense	(32,095)	(38,666)	(64,126)	(72,789)

Income before taxes (FTE)	37,448	37,438	75,116	124,842
Income tax provision (FTE)	(13,887)	(14,255)	(27,979)	(48,834)

Net income	$23,561	$23,183	$47,137	$76,008

Net income applicable to common equity	$23,561	$22,076	$47,137	$74,323

Average diluted common shares	29,568	29,403	29,582	29,254
Diluted earnings per common share	$0.80	$0.75	$1.59	$2.54

Average total assets	$4,731,270	$5,265,101	$4,771,872	$5,133,941
Net income applicable to common equity to average total assets (annualized)	2.00%	1.68%	1.99%	2.92%
Net income applicable to common equity to average common stockholders’ equity (annualized)	18.24%	19.03%	18.54%	33.06%
Net income applicable to common equity for the second quarter of 2010 was $1.5 million or 6.7% more than the same quarter of 2009, largely attributable to lower noninterest expense and income tax provision (FTE) and the elimination of preferred stock dividends and discount accretion, partially offset by lower net interest income (FTE), higher loan loss provision and lower noninterest income. A $5.7 million or 9.2% decrease in net interest income (FTE) was mostly attributed to lower average balances of interest earning assets and lower yields on investments, partially offset by higher yields on loans, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses increased $200 thousand, reflecting Management’s evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC. Noninterest income decreased $616 thousand mainly due to lower service charges on deposit accounts. Noninterest expense decreased $6.6 million mostly due to lower personnel, occupancy and equipment expenses resulting from the systems integrations and branch consolidations following the County acquisition and lower FDIC insurance assessments. The provision for income taxes (FTE) decreased $368 thousand. Net income applicable to common equity in the second quarter of 2009 reflected $1.1 million in preferred stock dividends and discount accretion.
Comparing the first half of 2010 to the first half of 2009, net income applicable to common equity decreased $27.2 million, primarily due to a $48.8 million gain on acquisition in the first half of 2009, lower net interest income (FTE) and higher provision for loan losses, partially offset by decreases in noninterest expense and income tax provision (FTE) and the elimination of preferred stock dividends and discount accretion. The lower net interest income (FTE) was primarily caused by a lower volume of average earning assets and lower yields on investments, partially offset by higher yields on loans, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses increased $1.2 million, reflecting Management’s evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC. Noninterest income decreased $49.1 million largely due to a $48.8 million acquisition gain in the first half of 2009. Noninterest expense declined $8.7 million primarily due to decreases in personnel, occupancy and equipment expenses subsequent to integrating the acquired County Bank and lower FDIC insurance assessments. The income tax provision (FTE) decreased $20.9 million. Net income applicable to common equity in the first half of 2009 reflected $1.7 million in preferred stock dividends and discount accretion. The preferred stock was redeemed during the fourth quarter of 2009.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Interest and fee income	$55,078	$63,072	$111,081	$122,257
Interest expense	(3,145)	(5,745)	(6,679)	(10,578)
FTE adjustment	4,640	4,991	9,200	9,998

Net interest income (FTE)	$56,573	$62,318	$113,602	$121,677

Average earning assets	$4,033,831	$4,678,615	$4,072,374	$4,577,554
Net interest margin (FTE) (annualized)	5.62%	5.34%	5.61%	5.35%
Net interest income (FTE) decreased during the second quarter of 2010 by $5.7 million or 9.2% from the same period in 2009 to $56.6 million, mainly due to lower average balances of earning assets (down $645 million), lower yields on investments (down 0.11%) and higher rates on short-term borrowings (up 0.17%), partially offset by higher yields on loans (up 0.18%), lower average balances of interest-bearing liabilities (down $557 million) and lower rates paid on interest-bearing deposits (down 0.27%).
Comparing the first half of 2010 with the first half of 2009, net interest income (FTE) decreased $8.1 million or 6.6%, primarily due to a lower volume of average earning assets (down $505 million) and lower yields on investments (down 0.06%) and higher rates on short-term borrowings (up 0.4%), partially offset by higher yields on loans (up 0.2%), lower average balances of interest-bearing liabilities (down $434 million) and lower rates paid on interest-bearing deposits (down 0.24%).
At June 30, 2010, FDIC covered loans represented 26 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan.
Interest and Fee Income
Interest and fee income (FTE) for the second quarter of 2010 decreased $8.3 million or 12.3% from the same period in 2009. The decrease was caused by lower average balances of earning assets (down $645 million) and lower yields on investments (down 0.11%), partially offset by higher yields on loans (up 0.18%). The total average balances of loans declined $459 million or 13.6% due to decreases in the average balances of commercial real estate loans (down $137 million), taxable commercial loans (down $131 million), residential real estate loans (down $82 million), direct consumer loans (down $21 million), indirect auto loans (down $49 million), construction loans (down $20 million) and tax-exempt commercial loans (down $19 million). The average investment portfolio decreased $186 million largely due to declines in average balances of collateralized mortgage obligations (down $92 million), residential mortgage backed securities (down $56 million), and municipal securities (down $54 million), partially offset by a $12 million increase in the average balances of corporate and other securities. The average yield on the Company’s earning assets increased from 5.83% in the second quarter of 2009 to 5.93% in the corresponding period of 2010. The composite yield on loans rose 0.18% to 6.18% due to increases in yields on construction loans (up 1.5%), taxable commercial loans (up 0.73%), tax-exempt commercial loans (up 0.26%) and commercial real estate loans (up 0.06%), partially offset by decreases in yields on residential real estate loans (down 0.3%) and indirect auto loans (down 0.02%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The investment portfolio yield decreased 0.11% to 5.28%, mainly due to declines in yields on U.S. government sponsored entity obligations (down 2.82%) and municipal securities (down 0.03%), partially offset by a 0.20% increase in yields on collateralized mortgage obligations.

Comparing the first half of 2010 with the first half of 2009, interest and fee income (FTE) was down $12.0 million or 9.1%. The decrease resulted from a lower volume of average earning assets and lower yields on investment securities, partially offset by higher yields on loans. Average earning assets decreased $505 million or 11.0% in the first half of 2010 compared with the first half of 2009 due to a $300 million decrease in average loans and a $205 million decrease in average investments. The decrease in the average balance of the loan portfolio was mainly attributable to decreases in average balances of taxable commercial loans (down $94 million), residential real estate loans (down $82 million), indirect auto loans (down $46 million), commercial real estate loans (down $45 million), tax-exempt commercial loans (down $19 million) and construction loans (down $17 million). The average investment portfolio decreased $205 million largely due to declines in average balances of collateralized mortgage obligations (down $92 million), municipal securities (down $52 million), U.S. government sponsored entity obligations (down $41 million) and residential mortgage backed securities (down $33 million), partially offset by a $10 million increase in the average balances of corporate and other securities. The average yield on earning assets for the first half of 2010 was 5.94% compared with 5.82% in the first half of 2009. The loan portfolio yield for the first half of 2010 compared with the corresponding 2009 period was higher by 0.2%, due to increases in yields on construction loans (up 1.59%), taxable commercial loans (up 0.59%), commercial real estate loans (up 0.1%) and a 0.01% increase in yields on indirect auto loans, partially offset by a 0.25% decrease in yields on residential real estate loans. The investment portfolio yield decreased by 0.06%, reflecting lower yields on U.S. government sponsored entity obligations (down 2.8%), municipal securities (down 0.07%) and residential mortgage backed securities (down 0.02%), partially offset by a 0.17% increase in the yield on collateralized mortgage obligations.
Interest Expense
Interest expense in the second quarter of 2010 decreased $2.6 million compared with the same period in 2009. The decrease was attributable to lower average balances of interest-bearing liabilities and lower rates paid on the interest-bearing deposits and, partially offset by higher rates paid on short-term borrowings. The average rate paid on interest-bearing liabilities decreased from 0.70% in the second quarter of 2009 to 0.46% in the same quarter of 2010. Rates on interest-bearing deposits decreased 0.27% to 0.35% primarily due to decreases in rates paid on time deposits less than $100 thousand (down 0.53%), time deposits $100 thousand or more (down 0.48%), preferred money market savings (down 0.13%), money market savings down 0.18%) and regular savings (down 0.14%). Rates on short-term borrowings increased 0.17% mostly due to a 0.69% increase in the rates on FHLB advances as FHLB advances maturing in January 2010 carried a lower rate than FHLB advances which remain outstanding. Average interest-bearing liabilities declined $557 million. Interest-bearing deposits decreased $358 million mostly due to decreases in the average balance of time deposits less than $100 thousand (down $180 million), time deposits $100 thousand or more (down $88 million), money market checking accounts (down $76 million) and money market savings (down $23 million). Average short-term borrowings declined $199 million in the second quarter of 2010 over the same period of 2009 primarily due to declines in the average balances of federal funds purchased (down $120 million) and FHLB advances (down $76 million).
Comparing the first half of 2010 with the first half of 2009, interest expense declined $3.9 million, due to lower average balances of interest-bearing liabilities and lower rates on interest-bearing deposits, offset by higher rates paid on short-term borrowings. Average interest-bearing liabilities during the first half of 2010 fell by $434 million over the same period of 2009 mainly due to decreases in average balances of federal funds purchased (down $217 million), FHLB advances (down $55 million), time deposits $100 thousand or more (down $94 million), time deposits less than $100 thousand (down $83 million), money market checking accounts (down $40 million), partially offset by increases in the average balance of repurchases facilities (up $17 million), money market savings (up $17 million) and regular savings (up $16 million). Rates paid on liabilities averaged 0.48% during the first six months of 2010 compared with 0.66% for the first six months of 2009. The average rate paid on interest-bearing deposits declined 0.24% to 0.37% in the first half 2010 compared with the same period of 2009 mainly due to lower rates on time deposits less than $100 thousand (down 0.68%), time deposits $100 thousand or more (down 0.28%), preferred money market savings (down 0.14%), money market savings (down 0.14%) and regular savings (down 0.12%).

Net Interest Margin (FTE)
The following summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Yield on earning assets (FTE)	5.93%	5.83%	5.94%	5.82%
Rate paid on interest-bearing liabilities	0.46%	0.70%	0.48%	0.66%

Net interest spread (FTE)	5.47%	5.13%	5.46%	5.16%
Impact of noninterest bearing demand deposits	0.15%	0.21%	0.15%	0.19%

Net interest margin (FTE)	5.62%	5.34%	5.61%	5.35%

During the second quarter of 2010, the net interest margin (FTE) increased 0.28% compared with the same period in 2009. Higher yields on earning assets (FTE) and lower rates paid on interest-bearing liabilities resulted in a 0.34% increase in net interest spread. The increase in the net interest spread was partially reduced by the lower net interest margin contribution of noninterest-bearing demand deposits. The net interest margin (FTE) in the first six months of 2010 rose by 0.26% compared with the corresponding period of 2009. Earning asset yields increased 0.12% while the cost of interest-bearing liabilities declined by 0.18%, resulting in a 0.30% increase in the net interest spread. The 0.04% decrease in margin contribution from noninterest bearing funding sources resulted in the net interest margin of 5.61%.

Summary of Average Balances, Yields/Rates and Interest Differential
The following tables present, for the periods indicated, information regarding the Company’s consolidated average assets, liabilities and shareholders’ equity, the amount of interest income from average earning assets and the resulting annualized yields, and the amount of interest expense paid on average interest-bearing liabilities and the resulting annualized rate paid. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on securities and certain loans have been adjusted upward to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate (FTE).

	For the three months ended
	June 30, 2010
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$703	$—	—%
Investment securities:
Available for sale
Taxable	266,180	2,156	3.24%
Tax-exempt (1)	169,137	2,800	6.62%
Held to maturity
Taxable	186,367	2,043	4.38%
Tax-exempt (1)	486,929	7,636	6.27%
Loans:
Commercial:
Taxable	545,959	8,511	6.25%
Tax-exempt (1)	170,341	2,948	6.94%
Commercial real estate	1,224,442	20,240	6.63%
Real estate construction	57,514	843	5.88%
Real estate residential	358,887	4,016	4.48%
Consumer	567,372	8,525	6.03%

Total loans (1)	2,924,515	45,083	6.18%

Total earning assets (1)	4,033,831	$59,718	5.93%
Other assets	697,439

Total assets	$4,731,270

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,384,249	$—	—%
Savings and interest-bearing transaction	1,619,319	877	0.22%
Time less than $100,000	350,890	449	0.51%
Time $100,000 or more	541,213	854	0.63%

Total interest-bearing deposits	2,511,422	2,180	0.35%
Short-term borrowed funds	216,586	543	1.00%
Debt financing and notes payable	26,450	422	6.38%

Total interest-bearing liabilities	2,754,458	$3,145	0.46%
Other liabilities	74,435
Shareholders’ equity	518,128

Total liabilities and shareholders’ equity	$4,731,270

Net interest spread (1) (2)			5.47%

Net interest income and interest margin (1) (3)		$56,573	5.62%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	June 30, 2009
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$1,349	$1	0.30%
Investment securities:
Available for sale
Taxable	259,331	2,556	3.94%
Tax-exempt (1)	173,734	2,937	6.76%
Held to maturity
Taxable	325,154	3,569	4.39%
Tax-exempt (1)	535,393	8,389	6.27%
Loans:
Commercial:
Taxable	677,176	9,325	5.52%
Tax-exempt (1)	189,521	3,155	6.68%
Commercial real estate	1,361,420	22,316	6.57%
Real estate construction	77,560	847	4.38%
Real estate residential	440,929	5,271	4.78%
Consumer	637,048	9,697	6.11%

Total loans (1)	3,383,654	50,611	6.00%

Total earning assets (1)	4,678,615	$68,063	5.83%
Other assets	586,486

Total assets	$5,265,101

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,333,412	$—	—%
Savings and interest-bearing transaction	1,709,132	1,352	0.32%
Time less than $100,000	530,417	1,381	1.04%
Time $100,000 or more	629,646	1,735	1.11%

Total interest-bearing deposits	2,869,195	4,468	0.62%
Short-term borrowed funds	415,871	856	0.83%
Debt financing and notes payable	26,584	421	6.35%

Total interest-bearing liabilities	3,311,650	$5,745	0.70%
Other liabilities	72,223
Shareholders’ equity	547,816

Total liabilities and shareholders’ equity	$5,265,101

Net interest spread (1) (2)			5.13%

Net interest income and interest margin (1) (3)		$62,318	5.34%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the six months ended
	June 30, 2010
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$672	$1	0.30%
Investment securities:
Available for sale
Taxable	256,874	4,307	3.35%
Tax-exempt (1)	162,846	5,404	6.64%
Held to maturity
Taxable	196,350	4,321	4.40%
Tax-exempt (1)	495,260	15,541	6.28%
Loans:
Commercial:
Taxable	550,923	17,127	6.27%
Tax-exempt (1)	171,588	5,612	6.60%
Commercial real estate	1,231,354	40,534	6.64%
Real estate construction	62,459	1,769	5.71%
Real estate residential	367,523	8,360	4.55%
Consumer	576,525	17,305	6.05%

Total loans (1)	2,960,372	90,707	6.18%

Total earning assets (1)	4,072,374	$120,281	5.94%
Other assets	699,498

Total assets	$4,771,872

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,382,036	$—	—%
Savings and interest-bearing transaction	1,624,137	1,833	0.23%
Time less than $100,000	370,611	1,066	0.58%
Time $100,000 or more	548,537	1,769	0.65%

Total interest-bearing deposits	2,543,285	4,668	0.37%
Short-term borrowed funds	230,295	1,164	1.02%
Debt financing and notes payable	26,467	847	6.40%

Total interest-bearing liabilities	2,800,047	$6,679	0.48%
Other liabilities	76,993
Shareholders’ equity	512,796

Total liabilities and shareholders’ equity	$4,771,872

Net interest spread (1) (2)			5.46%

Net interest income and interest margin (1) (3)		$113,602	5.61%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the six months ended
	June 30, 2009
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$1,116	$2	0.36%
Investment securities:
Available for sale
Taxable	244,400	4,423	3.62%
Tax-exempt (1)	172,136	5,745	6.67%
Held to maturity
Taxable	361,156	8,359	4.63%
Tax-exempt (1)	538,263	16,928	6.29%
Loans:
Commercial:
Taxable	644,993	18,174	5.68%
Tax-exempt (1)	190,728	6,319	6.68%
Commercial real estate	1,276,810	41,388	6.54%
Real estate construction	79,186	1,619	4.12%
Real estate residential	449,507	10,798	4.80%
Consumer	619,259	18,500	6.02%

Total loans (1)	3,260,483	96,798	5.98%

Total earning assets (1)	4,577,554	$132,255	5.82%
Other assets	556,387

Total assets	$5,133,941

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,309,844	$—	—%
Savings and interest-bearing transaction	1,627,596	2,457	0.30%
Time less than $100,000	453,274	2,833	1.26%
Time $100,000 or more	642,747	2,962	0.93%

Total interest-bearing deposits	2,723,617	8,252	0.61%
Short-term borrowed funds	483,880	1,482	0.62%
Debt financing and notes payable	26,601	844	6.35%

Total interest-bearing liabilities	3,234,098	$10,578	0.66%
Other liabilities	73,391
Shareholders’ equity	516,608

Total liabilities and shareholders’ equity	$5,133,941

Net interest spread (1) (2)			5.16%

Net interest income and interest margin (1) (3)		$121,677	5.35%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

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

	Three months ended June 30, 2010
	compared with
	Three months ended June 30, 2009
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$—	$(1)	$(1)
Investment securities:
Available for sale
Taxable	66	(466)	(400)
Tax-exempt (1)	(77)	(60)	(137)
Held to maturity
Taxable	(1,521)	(5)	(1,526)
Tax-exempt (1)	(760)	7	(753)
Loans:
Commercial:
Taxable	(1,949)	1,135	(814)
Tax-exempt (1)	(328)	121	(207)
Commercial real estate	(2,263)	187	(2,076)
Real estate construction	(251)	247	(4)
Real estate residential	(934)	(321)	(1,255)
Consumer	(1,048)	(124)	(1,172)

Total loans (1)	(6,773)	1,245	(5,528)

Total (decrease) increase in interest and fee income (1)	(9,065)	720	(8,345)

Interest expense:
Deposits:
Savings and interest-bearing transaction	(68)	(407)	(475)
Time less than $100,000	(372)	(560)	(932)
Time $100,000 or more	(218)	(663)	(881)

Total interest-bearing deposits	(658)	(1,630)	(2,288)

Short-term borrowed funds	(589)	276	(313)
Debt financing and notes payable	(2)	3	1

Total decrease in interest expense	(1,249)	(1,351)	(2,600)

(Decrease) increase in Net Interest Income (1)	$(7,816)	$2,071	$(5,745)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Six months ended June 30, 2010
	compared with
	Six months ended June 30, 2009
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$(1)	$—	$(1)
Investment securities:
Available for sale
Taxable	217	(333)	(116)
Tax-exempt (1)	(308)	(33)	(341)
Held to maturity
Taxable	(3,645)	(393)	(4,038)
Tax-exempt (1)	(1,349)	(38)	(1,387)
Loans:
Commercial:
Taxable	(2,811)	1,764	(1,047)
Tax-exempt (1)	(627)	(80)	(707)
Commercial real estate	(1,489)	635	(854)
Real estate construction	(389)	539	150
Real estate residential	(1,888)	(550)	(2,438)
Consumer	(1,282)	87	(1,195)

Total loans (1)	(8,486)	2,395	(6,091)

Total (decrease) increase in interest and fee income (1)	(13,572)	1,598	(11,974)

Interest expense:
Deposits:
Savings and interest-bearing transaction	(5)	(619)	(624)
Time less than $100,000	(446)	(1,321)	(1,767)
Time $100,000 or more	(391)	(802)	(1,193)

Total interest-bearing deposits	(842)	(2,742)	(3,584)

Short-term borrowed funds	(1,002)	684	(318)
Debt financing and notes payable	(4)	7	3

Total decrease in interest expense	(1,848)	(2,051)	(3,899)

(Decrease) increase in Net Interest Income (1)	$(11,724)	$3,649	$(8,075)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Loan Losses
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered with the FDIC. Further, the Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Due to the loss-sharing agreements and fair value recognition, the Company did not record a provision for loan losses during the first half of 2010 related to such loans covered by the FDIC loss-sharing agreements. In Management’s judgment, the acquisition date loan fair value discounts remaining at June 30, 2010 represent appropriate loss estimates for default risk inherent in the purchased loans. The Company provided $2.8 million for loan losses related to non-covered loans in the second quarter of 2010, compared with $2.6 million in the second quarter of 2009. For the first six months of 2010 and 2009, $5.6 million and $4.4 million were provided in each respective period. The provision reflects Management’s assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Service charges on deposit accounts	$8,629	$9,116	$17,371	$17,538
Merchant credit card	2,176	2,223	4,397	4,655
Debit card	1,245	1,323	2,419	2,389
ATM and interchange	1,021	1,013	1,912	1,826
Other service fees	600	540	1,235	1,071
Trust fees	448	373	829	737
Check sale income	224	215	454	438
Safe deposit rental	164	180	326	347
Financial services commissions	223	137	372	291
Gain on acquisition	—	—	—	48,844
Other	1,040	1,266	1,925	2,218

Total	$15,770	$16,386	$31,240	$80,354

Noninterest income for the second quarter of 2010 declined by $616 thousand or 3.8% from the same period in 2009. Service charges on deposits decreased $487 thousand or 5.3%. Other noninterest income fell $226 thousand or 17.9% mostly due to miscellaneous fees and a gain on sale of foreclosed assets in the second quarter of 2009.
In the first half of 2010, noninterest income decreased $49.1 million compared with the first half of 2009 primarily due to the $48.8 million gain on acquisition in the first half of 2009. Merchant credit card fees declined $258 thousand or 5.5% mainly due to lower transaction volumes and service charges on deposit accounts declined $167 thousand or 0.95%. Other noninterest income fell $293 thousand or 13.2% mostly due to miscellaneous fees and a gain on sale of foreclosed assets in the first half of 2009. Other service fees increased $164 thousand or 15.3% mainly due to increases in internet banking fees and foreign currency commissions.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2009	2009
	(In thousands)

Salaries and related benefits	$15,476	$17,448	$31,368	$33,819
Occupancy	3,822	5,413	7,599	10,823
Outsourced data processing services	2,202	2,378	4,442	4,482
Amortization of identifiable intangibles	1,540	1,695	3,138	3,380
FDIC insurance assessments	1,260	3,221	2,580	3,378
Equipment	1,116	1,607	2,167	2,829
Courier service	903	994	1,810	1,892
Professional fees	867	779	1,530	1,667
Loan expense	475	205	893	1,199
Postage	454	531	929	993
Telephone	406	478	795	865
Stationery and supplies	330	374	680	741
OREO expense	314	415	464	519
Advertising/public relations	266	354	476	581
In-house meetings	184	239	359	496
Customer checks	162	187	333	363
Operational losses	158	221	378	416
Correspondent service charges	136	333	238	589
Other noninterest expense	2,024	1,794	3,947	3,757

Total	$32,095	$38,666	$64,126	$72,789

Average full time equivalent staff	1,018	1,176	1,025	1,160
Noninterest expense to revenues (FTE)	44.37%	49.13%	44.27%	36.03%
Noninterest expense decreased $6.6 million or 17.0% in the second quarter 2010 compared with the same period in 2009 mainly due to declines in personnel, occupancy and equipment expenses resulting from the systems integrations and branch consolidations following the County acquisition and lower FDIC insurance assessments. Salaries and related benefits decreased $2.0 million or 11.3% primarily due to a reduction in regular salaries and payroll taxes and lower workers compensation expense, partially offset by annual merit increases, higher group health insurance costs, profit sharing and other benefits. FDIC insurance assessments declined $2.0 million or 60.9% due to a non-routine assessment charged in the second quarter 2009. Occupancy expense decreased $1.6 million or 29.4% mainly due to branch and administrative office consolidations in May and August of 2009. Equipment expense declined $491 thousand or 30.6% primarily due to branch and administrative office consolidations. A $197 thousand or 59.2% decrease in correspondent service charges was mostly attributable to higher interest received on reserve balances held with the Federal Reserve Bank. Other categories which decreased were outsourced data processing services expense (down $176 thousand or 7.4%), amortization of intangibles (down $155 thousand or 9.1%) and OREO expense (down $101 thousand or 24.3%). Loan expense increased $270 thousand generally due to higher foreclosure and credit report expenses. Other noninterest expense increased $230 thousand or 12.8% mainly because the second quarter 2009 included a $400 thousand reduction in provision for loan commitments.
In the first half of 2010, noninterest expense decreased $8.7 million or 11.9% compared with the corresponding period of 2009 primarily due to lower personnel, occupancy and equipment expenses resulting from the systems integrations and branch consolidations following the County acquisition and lower FDIC insurance assessments. Occupancy expense decreased $3.2 million or 29.8% mainly due to branch and administrative office consolidations in May and August of 2009. Salaries and related benefits decreased $2.5 million or 7.2% primarily due to a reduction in regular salaries and incentives and lower workers compensation expense, partially offset by higher group health insurance costs, payroll taxes, annual merit increases and higher profit sharing and other benefit expenses. FDIC insurance assessments decreased $798 thousand or 23.6%. Equipment expense declined $662 thousand or 23.4% primarily due to branch and administrative office consolidations. A $351 thousand decrease in correspondent service charges was mostly attributable to higher interest received on reserve balances held with the Federal Reserve Bank. Loan expense decreased $306 thousand or 25.5% generally because the first half of 2009 included servicing fees on factoring receivables acquired from County. Such factoring receivables were fully liquidated in April 2009. Offsetting the decline were higher foreclosure and credit report expenses. Amortization of intangibles decreased $242 thousand or 7.2%. Professional fees decreased $137 thousand or 8.2% largely due to lower consulting and accounting fees. Other noninterest expense increased $190 thousand or 5.1% mainly because the first half of 2009 included a $400 thousand reduction in provision for loan commitments.

Provision for Income Tax
During the second quarter of 2010, the Company recorded income tax expense (FTE) of $13.9 million compared with $14.3 million for the second quarter of 2009. The current quarter provision represents an effective tax rate (FTE) of 37.1%, compared with 38.1% for the second quarter of 2009. The lower effective tax rate for the second quarter 2010 reflects increased tax credits and a higher proportion of net interest income which is tax-exempt.
The income tax provision (FTE) was $28.0 million for the first six months of 2010 compared with $48.8 million for the corresponding period of 2009. The first half of 2010 effective tax rate was 37.2% compared to 39.1% for the same period of 2009. The lower tax provision and effective tax rate for the first half of 2010 is primarily attributable to lower pre-tax income, increased tax credits, and a higher proportion of net interest income which is tax-exempt, offset in part by a tax refund received in 2009 related to amendment of a prior year tax return.
Loan Portfolio Credit Risk
The risk that loan customers do not repay loans granted by the Bank is the most significant risk to the Company. The Company closely monitors the markets in which it conducts its lending operations and follows a strategy to control exposure to loans with high credit risk. The Bank’s organization structure separates the functions of business development and loan underwriting; Management believes this segregation of duties avoids inherent conflicts of combining business development and loan approval. In measuring and managing credit risk, the Company adheres to the following practices.
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
On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management bifurcates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “non-covered loans”). At June 30, 2010, covered loans totaled $764 million, or 26 percent of total loans, and non-covered loans totaled $2.1 billion, or 74 percent of total loans.
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

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $19 million as of June 30, 2010, which would be realized only if all covered assets at June 30, 2010 generated no future cash flows.
Covered assets have declined since the acquisition date, and losses have been offset against the estimated credit risk discount. Covered assets totaled $787 million at June 30, 2010, net of a credit risk discount of $76 million, compared to $879 million at December 31, 2009, net of a credit risk discount of $93 million. Covered Assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify covered assets with potential payment problems and devote appropriate credit administration practices to maximized collections. Covered assets classified without regard to FDIC indemnification totaled $195 million and $182 million at June 30, 2010 and December 31, 2009, respectively. FDIC indemnification limits the Company’s loss exposure to covered classified assets.
In Management’s judgment, the credit risk discount recognized for the acquired assets remains adequate as an estimate of credit risk inherent in covered assets as of June 30, 2010. In the event credit risk deteriorates beyond that estimated by Management, losses in excess of the credit risk discount would be recognized as an expense, net of related FDIC loss indemnification.
The following is a summary of covered nonperforming assets:

	At June 30,	At December 31,
	2010	2009
	(In thousands)
Covered Nonperforming Assets
Nonperforming, nonaccrual loans	$37,438	$66,965
Performing, nonaccrual loans	22,908	18,183

Total nonaccrual loans	60,346	85,148
Loans 90 days past due and still accruing	249	210

Total nonperforming loans	60,595	85,358
Covered repossessed loan collateral	23,670	23,297

Total	$84,265	$108,655

As a percentage of total covered loans and OREO	10.70%	12.37%
The amount of gross interest income that would have been recorded if all covered nonaccrual loans had been current in accordance with their original terms while outstanding was $1.1 million and $2.4 million in the second quarter and first half of 2010, respectively, compared with $913 thousand and $1.1 million for the second quarter and first half of 2009, respectively. The amount of interest income that was recognized on covered nonaccrual loans from all cash payments made during the three and six months ended June 30, 2010, totaled $1.5 million and $3.0 million, respectively, compared with $-0- thousand and $-0- thousand, respectively, for the second quarter and first half of 2009, respectively. These cash payments represent annualized yields of 9.14% and 8.13%, respectively, for the second quarter and the first half of 2010 compared with -0-% and -0-%, respectively, for the second quarter and first half of 2009.

There were no cash payments received, which were applied against the book balance of covered nonaccrual loans outstanding at June 30, 2010 in the second quarter and first half of 2010. Similarly, there were no cash payments received in the second quarter and first half of 2009, which were applied against the book balances of nonaccrual loans outstanding at June 30, 2009.
Non-covered Classified Loans and Repossessed Loan Collateral (Non-covered Assets)
The following is a summary of non-covered classified loans and repossessed loan collateral:

	At June 30,	At December 31,
	2010	2009
	(In thousands)
Non-covered Classified Assets
Classified loans	$55,750	$57,241
Repossessed loan collateral	18,028	12,642

Total	$73,778	$69,883

Allowance for loan losses / non-covered classified loans	71%	72%
The following is a summary of non-covered nonperforming assets on the dates indicated:

	At June 30,	At December 31,
	2010	2009
	(In thousands)
Non-covered Nonperforming Assets
Nonperforming, nonaccrual loans	$19,941	$19,837
Performing, nonaccrual loans	24	25

Total nonaccrual loans	19,965	19,862
Loans 90 days past due and still accruing	712	800

Total nonperforming loans	20,677	20,662
Repossessed loan collateral	18,028	12,642

Total	$38,705	$33,304

As a percentage of total non-covered loans and repossessed loan collateral	1.81%	1.50%
The amount of gross interest income that would have been recorded if all non-covered nonaccrual loans had been current in accordance with their original terms while outstanding was $315 thousand and $613 thousand in the second quarter and first half of 2010, respectively, compared with $295 thousand and $470 thousand for the second quarter and first half of 2009, respectively. The amount of interest income that was recognized on non-covered nonaccrual loans from all cash payments made during the three and six months ended June 30, 2010, totaled $301 thousand and $432 thousand, respectively, compared with $84 thousand and $123 thousand, respectively, for the second quarter and first half of 2009, respectively. These cash payments represent annualized yields of 5.90% and 4.23%, respectively, for the second quarter and the first half of 2010 compared with 1.53% and 1.45%, respectively, for the second quarter and first half of 2009.
There were no cash payments received, which were applied against the book balance of non-covered nonaccrual loans outstanding at June 30, 2010 in the second quarter and first half of 2010. Total cash payments received during the second quarter and the first half of 2009 which were applied against the book balance of nonaccrual loans outstanding at June 30, 2009 totaled approximately $1 thousand, all of which was received in the second quarter of 2009.
Fifty six loans comprised the $20.0 million in nonaccrual loans as of June 30, 2010. During the first half of 2010 one commercial real estate relationship ($2.2 million) and twelve other loans over $100 thousand ($5.8 million) were transferred to OREO while primarily three commercial real estate relationships ($4.3 million) and one commercial relationship ($1.6 million) were placed on nonaccrual status.
The Company had no restructured loans as of June 30, 2010 and December 31, 2009.

Delinquent non-covered commercial loans, non-covered construction loans and non-covered commercial real estate loans on accrual status were as follows:

	At June 30,	At December 31,
	2010	2009
	(In thousands)
Non-covered Commercial Loans:
30-89 days delinquent:
Dollar amount	$7,705	$10,677
Percentage of total non-covered commercial loans	1.51%	2.14%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered commercial loans	—%	—%
Non-covered Construction Loans:
30-89 days delinquent:
Dollar amount	$599	$149
Percentage of total non-covered construction loans	2.12%	0.46%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered construction loans	—%	—%
Non-covered Commercial Real Estate Loans:
30-89 days delinquent:
Dollar amount	$12,744	$12,158
Percentage of total non-covered commercial real estate loans	1.63%	1.52%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered commercial real estate loans	—%	—%
The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no “sub-prime” non-covered loans as of June 30, 2010 and December 31, 2009. At June 30, 2010, $2.8 million non-covered residential real estate loans were on nonaccrual status.
Delinquent non-covered residential real estate loans, non-covered automobile loans and non-covered other consumer loans on accrual status were as follows:

	At June 30,	At December 31,
	2010	2009
	(In thousands)
Non-covered Residential Real Estate Loans:
30-89 days delinquent:
Dollar amount	$458	$3,064
Percentage of total non-covered residential real estate loans	0.14%	0.83%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total non-covered residential real estate loans	—%	—%
Non-covered Indirect Automobile Loans:
30-89 days delinquent:
Dollar amount	$5,552	$6,506
Percentage of total indirect automobile loans	1.37%	1.49%
90 or more days delinquent:
Dollar amount	$576	$723
Percentage of total automobile loans	0.14%	0.17%
Non-covered Other Consumer Loans:
30-89 days delinquent:
Dollar amount	$636	$762
Percentage of total non-covered other consumer loans	0.99%	1.25%
90 or more days delinquent:
Dollar amount	$136	$77
Percentage of total non-covered other consumer loans	0.21%	0.13%

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
Management determined the credit default fair value discounts assigned to covered loans purchased on February 6, 2009 remained adequate as an estimate of credit losses inherent in covered loans as of June 30, 2010.
The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Total non-covered loans outstanding at period end	$2,124,570	$2,322,005	$2,124,570	$2,322,005
Average non-covered loans outstanding during the period	2,136,407	2,338,294	2,150,857	2,356,288
Analysis of the allowance
Balance, beginning of period	43,009	46,896	43,736	47,563
Provision for loan losses	2,800	2,600	5,600	4,400
Provision for unfunded credit commitments	—	(400)	—	(400)
Loans charged off:
Commercial and commercial real estate	(1,258)	(1,278)	(2,131)	(1,774)
Real estate construction	(316)	(311)	(1,115)	(311)
Real estate residential	(516)	(129)	(809)	(129)
Consumer	(2,165)	(2,219)	(4,656)	(4,651)

Total non-covered loans chargeoffs	(4,255)	(3,937)	(8,711)	(6,865)
Recoveries of previously charged off non-covered loans:
Commercial and commercial real estate	351	58	580	148
Real estate construction	—	8	—	8
Real estate residential	—	—	—	—
Consumer	504	590	1,204	961

Total recoveries	855	656	1,784	1,117

Net loan losses	(3,400)	(3,281)	(6,927)	(5,748)

Balance, end of period	$42,409	$45,815	$42,409	$45,815

Net loan losses to average non-covered loans	0.64%	0.56%	0.65%	0.49%
Components:
Allowance for loan losses	$39,716	$43,122
Reserve for unfunded credit commitments	2,693	2,693

Allowance for credit losses	$42,409	$45,815

Allowance for loan losses /non-covered loans outstanding	1.87%	1.86%

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
The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $42.4 million allowance for credit losses to be adequate as a reserve against non-covered credit losses as of June 30, 2010.
The following table presents the allocation of the allowance for credit losses:

	At June 30,		At December 31,
	2010		2009
	(In thousands)
		Non-covered Loans		Non-covered Loans
	Allocation of the	as Percent of Total	Allocation of the	as Percent of Total
	Allowance Balance	Non-covered Loans	Allowance Balance	Non-covered Loans
Commercial	$19,791	61%	$19,108	59%
Real estate construction	2,326	1%	2,968	1%
Real estate residential	829	16%	1,529	17%
Consumer	7,491	22%	8,424	23%
Unallocated portion	11,972	—	11,707	—

Total	$42,409	100%	$43,736	100%

The allocation to loan portfolio segments changed from December 31, 2009 to June 30, 2010. The increase in allocation for commercial loans was substantially attributable to an increase in criticized commercial loans outstanding and Management’s evaluation of loss rates against commercial loan performance metrics. The decrease in allocation to real estate construction loans reflects a decline in criticized construction loans outstanding. The decrease in the allocation to real estate residential loans is due to a lower outstanding balance of delinquent real estate residential loans and Management’s judgment regarding the appropriate allocation based on recent foreclosure losses and levels of nonaccrual mortgages. The lower allocation for consumer loans was primarily due to a lower outstanding balance of delinquent consumer loans and Management’s judgment regarding the appropriate allocation based on current levels of auto loan charge-offs. The unallocated portion of the allowance for credit losses increased $265 thousand from December 31, 2009 to June 30, 2010. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At June 30, 2010 and December 31, 2009, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($2.4 million and $2.3 million, respectively), external competitive issues ($0.8 million and $0.8 million, respectively), internal credit administration considerations ($2.0 million and $2.0 million, respectively), and delinquency and problem loan trends ($3.8 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its loan portfolio, extent of migration of previously non-classified loans to classified status, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $12.0 million at June 30, 2010, compared to $11.7 million at December 31, 2009.

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
The Company’s asset and liability position ranged from “neutral” to slightly “asset sensitive” at June 30, 2010, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. A slightly “asset sensitive” position results in a slightly larger increase in interest income than in interest expense resulting from application of assumed interest rate changes. Management’s simulation modeling is currently biased toward rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending June 30, 2011. Using the current composition of the Company’s balance sheet and assuming an increase of 100 basis points (“bp”) in the federal funds rate and an increase of 80 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending June 30, 2011. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. In the current operating environment, Management’s objective is to maintain a “neutral” to slightly “asset sensitive” interest rate risk position. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
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
Liquidity and Funding
The Company generates significant liquidity from its operating activities. The Company’s profitability during the first half of 2010 and 2009 contributed substantial operating cash flows of $38.0 million and $91.4 million, respectively. Operating cash flows in the first half 2009 increased $30 million from the settlement of County Bank securities sales which were unsettled trades on the acquisition date. In the first half of 2010, the Company paid $21.1 million in common shareholder dividends and used $17.2 million to repurchase and retire common stock. In the first half of 2009, the Company paid $20.6 million in common shareholder dividends and used $1.1 million to repurchase and retire common stock.
The Company’s routine sources of liquidity include investment securities, consumer and other loans, and other borrowed funds. During the first half of 2010, investment securities provided $147.0 million in liquidity from paydowns and maturities to purchase securities of $149.5 million, and loans provided $145.4 million in liquidity from scheduled payments and maturities, net of loan fundings. First half of 2010 liquidity provided funds to meet a net reduction in deposits totaling $168.1 million and a reduction in short-term borrowed funds, primarily FHLB advances which declined $75.2 million.
During the first half of 2009, investment securities provided $175.0 million in liquidity from paydowns and maturities, and loans provided $184.1 million in liquidity from scheduled payments and maturities, net of loan fundings. The Company also raised $83.7 million from the issuance of preferred stock to the United States Treasury in February 2009 which was redeemed in full in September and November of 2009. First half of 2009 liquidity provided funds to meet a net reduction in deposits totaling $168.3 million and a $381.8 million reduction in short-term borrowed funds, primarily federal funds purchased which declined $236.4 million.
The Company projects $69.6 million in additional liquidity from investment security paydowns and maturities during the three months ending September 30, 2010. At June 30, 2010, indirect automobile loans totaled $405.1 million, which were experiencing stable monthly principal payments of approximately $16.3 million during the second quarter of 2010.
The Company held $1.1 billion in total investment securities at June 30, 2010. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2010, such collateral requirements totaled approximately $1.0 billion. At June 30, 2010, $466.5 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
At June 30, 2010, $329.5 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. Substantially all of the Non Agency residential CMOs are rated AAA based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC and FNMA MBSs purchased for Community Reinvestment Act investment purposes and those securities purchased as part of the County acquisition, the Company has not purchased a residential CMO or residential MBS since November 2005. The residential CMOs and MBSs provided $35.7 million in liquidity from paydowns during the three months ended June 30, 2010. In addition, at June 30, 2010, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

The Company anticipates maintaining its cash levels in 2010. It is anticipated that loan demand from credit-worthy borrowers will be weak during 2010, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. Changes in interest rates, most notably rising interest rates, could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce short-term borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.
Westamerica Bancorporation (“Parent Company”) is a separate entity and apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company’s revenues are obtained from subsidiary dividends and service fees. Payment of dividends to the Parent Company by the Bank is limited under California law. The amount that can be paid in any calendar year, without prior approval from the state regulatory agency, cannot exceed the net profits (as defined) for the preceding three calendar years less distributions in that period. The Company believes that such restriction will not have an impact on the Parent Company’s ability to meet its ongoing cash obligations.
Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income as a percentage of average common equity (“return on common equity” or “ROE”) was 18.5% in the first half of 2010, 25.8% in 2009 and 14.8% in 2008. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $8.8 million in the first half of 2010, $9.6 million in 2009 and $22.8 million in 2008.
The Company paid dividends totaling $21.1 million in the first half of 2010, $41.1 million in 2009 and $40.2 million in 2008, which represent dividends per share of $0.72, $1.41 and $1.39, respectively. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 308 thousand shares of common stock valued at $17.2 million in the first half of 2010, 42 thousand shares valued at $2.0 million in 2009 and 719 thousand shares valued at $35.9 million in 2008. Share repurchases were restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury; such restrictions were removed with full redemption of the preferred stock in November 2009.
The Company’s primary capital resource is shareholders’ equity, which increased $22.2 million or 4.4% at June 30, 2010 since December 31, 2009, primarily due to $47.1 million in profits earned during the first half of 2010 and $8.8 million in issuance of stock in connection with exercises of employee stock options, offset by $21.1 million in dividends paid and $17.2 million in stock repurchases.
Capital to Risk-Adjusted Assets
The following summarizes the ratios of capital to risk-adjusted assets for the Company on the date indicated:

				Minimum	Well-capitalized
	At June 30,	At June 30,	At December 31,	Regulatory	by Regulatory
	2010	2009	2009	Requirement	Definition

Tier I Capital	14.42%	14.57%	13.20%	4.00%	6.00%
Total Capital	15.72%	15.85%	14.50%	8.00%	10.00%
Leverage ratio	8.53%	8.23%	7.60%	4.00%	5.00%

The risk-based capital ratios decreased at June 30, 2010 compared with June 30, 2009, due to redemption of the preferred stock, partially offset by increased retained earnings and a decrease in risk-weighted assets. The risk-based capital ratios increased at June 30, 2010, compared with December 31, 2009, due to a decrease in risk-weighted assets and increased retained earnings. FDIC-covered assets are included in the 20% risk-weight category due to the loss-sharing agreements; the residential loss-sharing agreement expires February 6, 2019 and the non-residential loss-sharing agreement expires (as to losses) February 6, 2014.
The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the date indicated:

				Minimum	Well-capitalized
	At June 30,	At June 30,	At December 31,	Regulatory	by Regulatory
	2010	2009	2009	Requirement	Definition

Tier I Capital	13.90%	13.64%	13.39%	4.00%	6.00%
Total Capital	15.38%	15.11%	14.88%	8.00%	10.00%
Leverage ratio	8.17%	7.66%	7.67%	4.00%	5.00%
The risk-based capital ratios increased at June 30, 2010, compared with June 30, 2009, due to a decrease in risk-weighted assets. The risk-based capital ratios increased at June 30, 2010, compared with December 31, 2009, due to a decrease in risk-weighted assets.
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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
The 2009 Form 10-K includes detailed disclosure about the risks faced by the Company’s business. Such risks have not materially changed since December 31, 2009, except as described below:
Regulatory Risks
On July 21, 2010, President Obama signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act (“the Act”). The Act will institute far-reaching reforms, including the creation of an independent Bureau of Consumer Financial Protection inside the Federal Reserve Board and new federal government power to wind down large, failing financial institutions.
The Act permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. This permanent increase in deposit insurance limits could increase the Company’s future insurance assessments.
The Act requires the Federal Reserve to issue regulations to ensure that fees charged to merchants for debit card transactions are reasonable and proportional to the cost of processing those transactions. While institutions with less than $10 billion in assets are exempt from these regulations, the effect of competition on the fee levels has the potential for making that illusory. In all likelihood, all banks will see a loss of revenue from changes that will occur with interchange fees.
The Act will establish a 10-member Financial Stability Oversight Council. The duties of this council include monitoring financial regulatory proposals and accounting issues, facilitating coordination among the regulatory agencies, requiring Federal Reserve supervision of systemically significant non-bank financial companies, recommending new standards and reviewing accounting principles.
The Act places new limits, known as the Volcker Rule, on the amount of money a bank can invest in hedge funds and private equity funds. It also discourages financial institutions from excessive risk-taking by imposing tough new capital and leverage requirements. Further, it allows the Government Accountability Office to conduct a one-time audit of the Federal Reserve’s emergency lending activities during the financial crisis and establishes the Federal Insurance Office to supervise insurance products, other than health insurance, at the federal level.
Other provisions will establish closer oversight of the over-the-counter derivatives market, including mandatory clearing and trading and real-time reporting of derivatives trades. Among other measures, the bill will institute numerous investor protections, including stricter oversight of credit rating agencies, securitization reforms and expanded Securities and Exchange Commission enforcement powers. The legislation establishes mortgage protections requiring lenders to ensure that their borrowers can repay their loans by establishing minimum federal standards for all home loans.
No assurance can be given as to the ultimate effect that the Act or any of its provisions may have on the Company, the financial services industry or the nation’s economy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Previously reported on Form 8-K.
(b)	None
(c)	Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2010.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
	(In thousands, except per share data)
April 1 through April 30	12	$58.99	12	1,887
May 1 through May 31	153	$56.96	153	1,734
June 1 through June 30	55	$54.09	55	1,679

Total	220	$56.35	220	1,679

*
Includes 4 thousand, 1 thousand and 2 thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

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

Date: July 30, 2010

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