Form 10-Q
period 2010-09-30
WESTAMERICA BANCORPORATION
filed 2010-11-01
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 22, 2010

Common Stock, No Par Value	29,111,478

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

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements
WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At September 30,	At December 31,
	2010	2009
	(In thousands)
Assets:
Cash and due from banks	$344,169	$361,135
Money market assets	392	442
Investment securities available for sale	569,511	384,208
Investment securities held to maturity, with fair values of:
$642,882 at September 30, 2010	618,838
$736,270 at December 31, 2009		726,935
Purchased covered loans	718,618	855,301
Purchased non-covered loans	212,318	—
Originated loans	2,077,915	2,201,088
Allowance for loan losses	(38,129)	(41,043)

Total loans	2,970,722	3,015,346
Non-covered other real estate owned	22,201	12,642
Covered other real estate owned	25,251	23,297
Premises and equipment, net	36,271	38,098
Identifiable intangibles, net	36,226	35,667
Goodwill	121,673	121,699
Interest receivable and other assets	232,617	256,032

Total Assets	$4,977,871	$4,975,501

Liabilities:
Noninterest bearing deposits	$1,428,882	$1,428,432
Interest bearing deposits	2,643,816	2,631,776

Total deposits	4,072,698	4,060,208
Short-term borrowed funds	193,202	227,178
Federal Home Loan Bank advances	66,934	85,470
Debt financing and notes payable	26,396	26,497
Liability for interest, taxes and other expenses	77,468	70,700

Total Liabilities	4,436,698	4,470,053

Shareholders’ Equity:
Common stock, authorized — 150,000 shares
Issued and outstanding:
29,118 at September 30, 2010	376,123
29,208 at December 31, 2009		366,247
Deferred compensation	2,724	2,485
Accumulated other comprehensive income	7,238	3,714
Retained earnings	155,088	133,002

Total Shareholders’ Equity	541,173	505,448

Total Liabilities and Shareholders’ Equity	$4,977,871	$4,975,501

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Interest Income:
Loans	$44,434	$48,530	$133,196	$143,148
Money market assets and funds sold	1	1	2	3
Investment securities available for sale	4,189	4,272	12,110	12,550
Investment securities held to maturity	6,579	8,393	20,976	27,752

Total Interest Income	55,203	61,196	166,284	183,453

Interest Expense:
Deposits	2,047	3,273	6,716	11,525
Short-term borrowed funds	511	509	1,538	1,572
Federal Home Loan Bank advances	113	295	249	714
Notes payable	425	423	1,272	1,267

Total Interest Expense	3,096	4,500	9,775	15,078

Net Interest Income	52,107	56,696	156,509	168,375
Provision for Loan Losses	2,800	2,800	8,400	7,200

Net Interest Income After Provision For Loan Losses	49,307	53,896	148,109	161,175

Noninterest Income:
Service charges on deposit accounts	8,162	9,479	25,533	27,017
Merchant credit card	2,234	2,163	6,631	6,818
Debit card	1,259	1,267	3,678	3,656
ATM and interchange	1,004	965	2,917	2,792
Trust fees	429	319	1,257	1,056
Financial services commissions	211	129	583	420
Gain on acquisition	178	—	178	48,844
Other	1,594	1,639	5,534	5,712

Total Noninterest Income	15,071	15,961	46,311	96,315

Noninterest Expense:
Salaries and related benefits	15,481	16,402	46,849	50,221
Occupancy	3,962	4,008	11,561	14,831
Outsourced data processing services	2,187	2,258	6,629	6,740
Amortization of identifiable intangibles	1,573	1,671	4,711	5,051
FDIC insurance assessments	1,268	1,442	3,848	4,820
Furniture and equipment	1,067	1,789	3,234	4,618
Professional fees	950	913	2,480	2,580
Courier service	826	989	2,636	2,881
Other	4,194	5,679	13,687	16,198

Total Noninterest Expense	31,508	35,151	95,635	107,940

Income Before Income Taxes	32,870	34,706	98,785	149,550
Provision for income taxes	9,161	9,449	27,939	48,285

Net Income	23,709	25,257	70,846	101,265
Preferred stock dividends and discount accretion	—	1,466	—	3,151

Net Income Applicable to Common Equity	$23,709	$23,791	$70,846	$98,114

Average Common Shares Outstanding	29,127	29,210	29,187	29,072
Diluted Average Common Shares Outstanding	29,385	29,429	29,515	29,313
Per Common Share Data:
Basic earnings	$0.81	$0.81	$2.43	$3.37
Diluted earnings	0.81	0.81	2.40	3.35
Dividends paid	0.36	0.35	1.08	1.06
See accompanying notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Common			Accumulated
	Shares	Preferred	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Stock	Compensation	Income	Earnings	Total
	(In thousands)
Balance, December 31, 2008	28,880	$—	$352,265	$2,409	$1,040	$54,138	$409,852
Comprehensive income
Net income for the period						101,265	101,265
Other comprehensive income, net of tax:
Increase in net unrealized gain on securities available for sale					4,986		4,986
Post-retirement benefit transition obligation amortization					27		27

Total comprehensive income							106,278
Issuance of preferred stock and related warrants		82,519	1,207				83,726
Redemption of preferred stock		(41,863)					(41,863)
Preferred stock dividends and discount accretion		679				(3,151)	(2,472)
Exercise of stock options	350		9,094				9,094
Stock option tax benefits			2,179				2,179
Restricted stock activity	7		251	76			327
Stock based compensation			847				847
Stock awarded to employees	2		78				78
Purchase and retirement of stock	(32)		(374)			(1,116)	(1,490)
Dividends						(30,838)	(30,838)

Balance, September 30, 2009	29,207	$41,335	$365,547	$2,485	$6,053	$120,298	$535,718

Balance, December 31, 2009	29,208	$—	$366,247	$2,485	$3,714	$133,002	$505,448
Comprehensive income
Net income for the period						70,846	70,846
Other comprehensive income, net of tax:
Increase in net unrealized gain on securities available for sale					3,497		3,497
Post-retirement benefit transition obligation amortization					27		27

Total comprehensive income							74,370
Exercise of stock options	305		12,682				12,682
Stock option tax benefits			917				917
Restricted stock activity	7		194	239			433
Stock based compensation			1,060				1,060
Stock awarded to employees	2		101				101
Purchase and retirement of stock	(404)		(5,078)			(17,171)	(22,249)
Dividends						(31,589)	(31,589)

Balance, September 30, 2010	29,118	$—	$376,123	$2,724	$7,238	$155,088	$541,173

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months
	ended September 30,
	2010	2009
	(In thousands)
Operating Activities:
Net income	$70,846	$101,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,359	7,317
Loan loss provision	8,400	7,200
Net amortization of deferred loan cost	12	358
Decrease (increase) in interest income receivable	742	(3,637)
Gain on acquisition	(178)	(48,844)
Decrease in other assets	11,751	48,191
Increase in income taxes payable	2,530	3,811
Decrease in interest expense payable	(28)	(317)
(Decrease) increase in other liabilities	(14,778)	26,398
Stock option compensation expense	1,060	847
Stock option tax benefits	(917)	(2,179)
Gain on sale of other assets	(608)	—
Net (gain on sale) writedown of property and equipment	(445)	37
Originations of mortgage loans for resale	(277)	(68)
Net proceeds from sale of mortgage loans originated for resale	288	101
Net loss (gain) on sale of foreclosed assets	(561)	(166)
Writedown of foreclosed assets	793	83

Net Cash Provided by Operating Activities	89,989	140,397

Investing Activities:
Net repayments of loans	227,056	324,315
Proceeds from FDIC loss-sharing indemnification	35,792	43,696
Purchases of investment securities available for sale	(279,827)	—
Purchases of investment securities held to maturity	—	(522)
Proceeds from maturity/calls of securities available for sale	122,452	76,185
Proceeds from maturity/calls of securities held to maturity	108,096	172,002
Net change in FRB/FHLB* securities	3,479	1,502
Proceeds from sale of foreclosed assets	10,953	10,009
Purchases of property, plant and equipment	(657)	(14,146)
Proceeds from sale of property, plant and equipment	603	—
Net cash acquired from acquisitions	57,895	44,397

Net Cash Provided by Investing Activities	285,842	657,438

Financing Activities:
Net change in deposits	(237,794)	(298,770)
Net change in short-term borrowings	(114,764)	(476,483)
Exercise of stock options	12,682	9,094
Proceeds from issuance of preferred stock	—	83,726
Redemption of preferred stock	—	(41,863)
Stock option tax benefits	917	2,179
Repurchases/retirement of stock	(22,249)	(1,490)
Dividends paid	(31,589)	(30,838)
Preferred dividends	—	(2,215)

Net Cash Used in Financing Activities	(392,797)	(756,660)

Net Change In Cash and Cash Equivalents	(16,966)	41,175
Cash and Due from Banks at Beginning of Period	361,135	138,883

Cash and Due from Banks at End of Period	$344,169	$180,058

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$24,188	$23,804
Unrealized gain on securities available for sale, net	3,497	4,986
Supplemental disclosure of cash flow activities:
Interest paid for the period	11,759	21,719
Income tax payments for the period	39,578	27,553
Acquisitions:
Assets acquired	$315,083	$1,624,464
Liabilities assumed	314,905	1,575,620

Net	178	48,844
See accompanying notes to unaudited condensed consolidated financial statements.

*	Federal Reserve Bank/Federal Home Loan Bank (“FRB/FHLB”)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.
Note 2: Accounting Policies
The Company’s accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts in prior periods have been reclassified to conform to the current presentation.
Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may significantly affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities.
Management exercises judgment to estimate the appropriate level of the allowance for credit losses and purchased impaired loans, which are discussed in the Company’s accounting policies.
As described in Note 3 below, Westamerica Bank (“Bank”) acquired assets and assumed liabilities of the former Sonoma Valley Bank on August 20, 2010. The acquired assets and assumed liabilities were measured at estimated fair values, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of Sonoma Valley Bank based on Management’s evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible asset, Management used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities and FHLB advances.
The acquired assets of Sonoma Valley Bank include loans; such loans are not indemnified by the Federal Deposit Insurance Corporation (FDIC). However, on February 6, 2009, the Bank acquired loans in a business combination that are indemnified by the FDIC, as described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Pursuant to acquisition accounting, the loans in each business combination were measured at their estimated fair value at the respective acquisition date. This method of measuring the carrying value of purchased loans differs from loans originated by the Company, and as such, the Company identifies purchased loans not indemnified by the FDIC as “Purchased Non-covered Loans” and purchased loans indemnified by the FDIC as “Purchased Covered Loans.”
Loans originated by the Company are measured at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. These loans are identified as “Originated Loans.”

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
FASB Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820), issued January 2010 and effective January 1, 2010, requires new disclosures for: (1) transfers in and out of Levels 1 and 2, including separate disclosure of significant amounts and a description of the reasons for the transfers; and (2) separate presentation of information about purchases, sales, issuances, and settlements (on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Update clarifies existing disclosure requirements for: (1) Level of disaggregation, which provides measurement disclosures for each class of assets and liabilities. Emphasizing that judgment should be used in determining the appropriate classes of assets and liabilities; and (2) inputs and valuation techniques for both recurring and nonrecurring Level 2 and Level 3 fair value measurements.
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
Note 3: Acquisition of Sonoma Valley Bank
On August 20, 2010, Westamerica Bank purchased substantially all the assets and assumed substantially all the liabilities of Sonoma Valley Bank (“Sonoma”) from the Federal Deposit Insurance Corporation (“FDIC”), as Receiver of Sonoma. Sonoma operated 3 commercial banking branches within Sonoma County, California. The FDIC took Sonoma under receivership upon Sonoma’s closure by the California Department of Financial Institutions at the close of business August 20, 2010. Westamerica Bank purchased substantially all of Sonoma’s net assets at a discount of $43 million, and paid a $5 million deposit premium.
The Sonoma acquisition was accounted for under the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. The statement of net assets acquired as of August 20, 2010 and the resulting bargain purchase gain are presented in the following table. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of a merger as information relative to closing date fair values becomes available. A “bargain purchase” gain totaling $178 thousand resulted from the acquisition and is included as a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the fair value of assets purchased exceeded the fair value of liabilities assumed. Sonoma’s results of operations prior to the acquisition are not included in Westamerica’s statement of income.
Statement of Net Assets Acquired (at fair value)

At
August 20, 2010
(In thousands)
Assets
Cash and due from banks	$57,895
Money market assets	26,050
Securities	7,223
Loans	213,664
Other real estate owned	2,916
Core deposit intangible	5,270
Other assets	2,065

Total Assets	$315,083

Liabilities
Deposits	252,563
Federal Home Loan Bank advances	61,872
Liabilities for interest and other expenses	470

Total Liabilities	314,905

Net assets acquired	$178

At
August 20, 2010
(In thousands)
Sonoma Valley Bank tangible shareholder’s equity	$13,923
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Cash payment from FDIC	21,270
Loans and leases, net	(34,562)
Other real estate owned	(1,491)
Other assets	(811)
Core deposit intangible	5,270
Deposits	(1,233)
Federal Home Loan Bank advances	(1,872)
Other liabilities	(316)

Gain on acquisition	$178

The pro forma consolidated condensed statements of income for Westamerica Bancorporation and Sonoma Valley Bank for the nine months ended September 30, 2010 and 2009, and the year ended December 31, 2009 are presented below. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

The pro forma purchase accounting adjustments related to loans and leases, deposits and Federal Home Loan Bank advances are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives. Purchase accounting adjustments related to identifiable intangibles are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods. The pro forma consolidated condensed statements of income do not reflect any adjustments to Sonoma’s historical provision for credit losses. (in thousands, except per share data)

	Nine months ended September 30, 2010				Nine months ended September 30, 2009
		Sonoma Valley	Proforma	Pro Forma		Sonoma Valley	Proforma	Pro forma
	Westamerica	Bank	Adjustments	Combined	Westamerica	Bank	Adjustments	combined
Interest Income	$178,664	$11,404	$(872)	$189,196	$183,453	$13,856	$(872)	$196,437
Interest Expense	9,614	2,387	(863)	11,138	15,078	3,044	(863)	17,259

Net Interest Income	169,050	9,017	(9)	178,058	168,375	10,812	(9)	179,178
Provision for Credit Losses	8,400	4,400	—	12,800	7,200	29,330	—	36,530

Net Interest Income after Provision for Credit Losses	160,650	4,617	(9)	165,258	161,175	(18,518)	(9)	142,648
Noninterest Income	45,998	2,034	178	48,210	96,315	1,502	178	97,995
Noninterest Expense	95,064	5,143	(43)	100,164	107,940	6,885	(43)	114,782

Income (Loss) Before Taxes	111,584	1,508	212	113,304	149,550	(23,901)	212	125,861
Income Tax Provision (Benefit)	41,268	634	89	41,991	48,285	(4,629)	89	43,745

Net Income (Loss)	$70,316	$874	$123	$71,313	$101,265	$(19,272)	$123	$82,116

Net Income (Loss) Applicable to Common Equity	$70,316	$874	$123	$71,313	$98,114	$(19,272)	$123	$78,965

Earnings (Loss) Per Common Share	$2.41	$0.03	$0.00	$2.44	$3.37	$(0.66)	$0.00	$2.72
Diluted Earnings (Loss) Per Common Share	2.38	0.03	0.00	2.42	3.35	(0.66)	0.00	2.69

Average Common Shares Outstanding	29,187				29,072
Diluted Average Common Shares Outstanding	29,515				29,313

	Year ended December 31, 2009
		Sonoma Valley	Proforma	Pro Forma
	Westamerica	Bank	Adjustments	Combined
Interest Income	$241,949	$18,177	$(1,163)	$258,963
Interest Expense	19,380	3,883	(1,150)	22,113

Net Interest Income	222,569	14,294	(13)	236,850
Provision for Credit Losses	10,500	31,130	—	41,630

Net Interest Income after Provision for Credit Losses	212,069	(16,836)	(13)	195,220
Noninterest Income	112,011	2,029	178	114,218
Noninterest Expense	140,776	8,914	(108)	149,582

Income (Loss) Before Taxes	183,304	(23,721)	273	159,856
Income Tax Provision (Benefit)	57,878	(4,481)	115	53,512

Net Income (Loss)	$125,426	$(19,240)	$158	$106,344

Net Income (Loss) Applicable to Common Equity	$121,463	$(19,240)	$158	$102,381

Earnings (Loss) Per Common Share	$4.17	$(0.66)	$0.01	$3.52
Diluted Earnings (Loss) Per Common Share	4.14	(0.66)	0.01	3.49

Average Common Shares Outstanding	29,105
Diluted Average Common Shares Outstanding	29,353
Note 4: Investment Securities
The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio as of September 30, 2010, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,504	$7	$—	$3,511
Securities of U.S. Government sponsored entities	118,673	231	(71)	118,833
Residential mortgage-backed securities	112,961	5,302	—	118,263
Commercial mortgage-backed securities	5,204	10	(23)	5,191
Obligations of States and political subdivisions	209,178	5,507	(377)	214,308
Residential collateralized mortgage obligations	24,228	1,110	—	25,338
Asset-backed securities	9,401	—	(981)	8,420
FHLMC and FNMA stock	824	30	(237)	617
Corporate securities	69,811	142	(170)	69,783
Other securities	2,790	2,487	(30)	5,247

Total	$556,574	$14,826	$(1,889)	$569,511

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio as of September 30, 2010, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$44,754	$1,937	$(2)	$46,689
Obligations of States and political subdivisions	470,638	22,426	(319)	492,745
Residential collateralized mortgage obligations	103,446	2,791	(2,789)	103,448

Total	$618,838	$27,154	$(3,110)	$642,882

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

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio as of December 31, 2009 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$61,893	$1,752	$—	$63,645
Obligations of States and political subdivisions	516,596	12,528	(2,190)	526,934
Residential collateralized mortgage obligations	148,446	3,352	(6,107)	145,691

Total	$726,935	$17,632	$(8,297)	$736,270

The amortized cost and fair value of securities as of September 30, 2010, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$26,089	$26,214	$7,850	$7,924
Over 1 to 5 years	238,045	239,761	78,128	81,386
Over 5 to 10 years	73,486	75,512	373,875	392,421
Over 10 years	72,947	73,368	10,785	11,014

Subtotal	410,567	414,855	470,638	492,745
Mortgage-backed securities and residential collateralized mortgage obligations	142,393	148,792	148,200	150,137
Other securities	3,614	5,864	—	—

Total	$556,574	$569,511	$618,838	$642,882

The amortized cost and fair value of securities as of December 31, 2009, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$12,763	$12,852	$8,303	$8,389
Over 1 to 5 years	86,757	88,759	58,111	60,075
Over 5 to 10 years	61,532	62,933	413,720	421,955
Over 10 years	28,046	26,016	36,462	36,515

Subtotal	189,098	190,560	516,596	526,934
Mortgage-backed securities and collateralized mortgage obligations	184,606	187,415	210,339	209,336
Other securities	3,602	6,233	—	—

Total	$377,306	$384,208	$726,935	$736,270

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of September 30, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$50,812	$(71)	$—	$—	$50,812	$(71)
Residential mortgage-backed securities	98	—	—	—	98	—
Commercial mortgage-backed securities	3,071	(23)	—	—	3,071	(23)
Obligations of States and political subdivisions	14,732	(122)	10,959	(255)	25,691	(377)
Residential collateralized mortgage obligations	5	—	—	—	5	—
Asset-backed securities	—	—	8,420	(981)	8,420	(981)
FHLMC and FNMA stock	1	(5)	472	(232)	473	(237)
Corporate securities	29,977	(170)	—	—	29,977	(170)
Other securities	5	—	1,970	(30)	1,975	(30)

Total	$98,701	$(391)	$21,821	$(1,498)	$120,522	$(1,889)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of September 30, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Residential mortgage backed securities	$437	$(2)	$—	$—	$437	$(2)
Obligations of States and political subdivisions	1,102	(17)	13,981	(302)	15,083	(319)
Residential collateralized mortgage obligations	—	—	26,698	(2,789)	26,698	(2,789)

Total	$1,539	$(19)	$40,679	$(3,091)	$42,218	$(3,110)

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
The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2010.
The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, or the liquidity for securities is low. As a result, other than temporary impairments may occur in the future.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$2,987	$—	$—	$—	$2,987	$—
Securities of U.S. Government sponsored entities	19,979	(25)	—	—	19,979	(25)
Residential mortgage-backed securities	17,885	(124)	—	—	17,885	(124)
Obligations of States and political subdivisions	25,050	(795)	3,866	(182)	28,916	(977)
Residential collateralized mortgage obligations	9,896	(37)	5,002	(186)	14,898	(223)
Asset-backed securities	—	—	8,339	(1,661)	8,339	(1,661)
FHLMC and FNMA stock	4	(1)	—	—	4	(1)
Other securities	—	—	1,956	(44)	1,956	(44)

Total	$75,801	$(982)	$19,163	$(2,073)	$94,964	$(3,055)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$46,111	$(995)	$16,964	$(1,195)	$63,075	$(2,190)
Residential collateralized mortgage obligations	7,639	(42)	30,674	(6,065)	38,313	(6,107)

Total	$53,750	$(1,037)	$47,638	$(7,260)	$101,388	$(8,297)

Note 5: Loans and Allowance for Credit Losses
A summary of the major categories of originated, purchased covered loans and purchased non-covered loans outstanding is shown in the following tables:

	At September 30,	At December 31,
	2010	2009
	(In thousands)
Originated loans:
Commercial	$491,043	$498,594
Commercial real estate	769,545	801,008
Construction	28,987	32,156
Residential real estate	320,881	371,197
Consumer installment & other	467,459	498,133

Gross Loans	2,077,915	2,201,088
Allowance for loan losses	(38,129)	(41,043)

Net Loans	$2,039,786	$2,160,045

The carrying amount of the purchased covered loans at September 30, 2010, consisted of impaired and non impaired purchased covered loans in the following table.

	Impaired	Non Impaired	Total
	Purchased	Purchased	Purchased
	Covered Loans	Covered Loans	Covered Loans
	(In thousands)
Purchased covered loans:
Commercial	$10,881	$170,577	$181,458
Commercial real estate	14,128	385,805	399,933
Construction	9,517	19,423	28,940
Residential real estate	138	18,551	18,689
Consumer installment & other	253	89,345	89,598

Total loans	$34,917	$683,701	$718,618

The carrying amount of the purchased non-covered loans at September 30, 2010, consisted of impaired and non impaired purchased non-covered loans in the following table.

	Impaired	Non Impaired	Total Purchased
	Purchased Non-	Purchased Non-	Non-covered
	covered Loans	covered Loans	Loans
	(In thousands)
Purchased non-covered loans:
Commercial	$492	$11,906	$12,398
Commercial real estate	26,252	89,600	115,852
Construction	7,636	18,469	26,105
Residential real estate	2,143	20,706	22,849
Consumer installment & other	1,217	33,897	35,114

Total loans	$37,740	$174,578	$212,318

The carrying amount of the purchased covered loans at December 31, 2009, consisted of impaired and non impaired purchased covered loans in the following table (refined).

	Impaired	Non Impaired	Total
	Purchased	Purchased	Purchased
	Covered Loans	Covered Loans	Covered Loans
	(In thousands)
Purchased covered loans:
Commercial	$8,538	$244,811	$253,349
Commercial real estate	19,870	425,570	445,440
Construction	14,378	26,082	40,460
Residential real estate	138	18,383	18,521
Consumer installment & other	272	97,259	97,531

Total loans	$43,196	$812,105	$855,301

Changes in the carrying amount of impaired purchased covered loans were as follows for the nine months ended September 30, 2010 and the period February 6, 2009 (acquisition date) through December 31, 2009:

		February 6, 2009
		through
	Nine months ended	December 31, 2009
	September 30, 2010	(refined)
	(In thousands)
Carrying amount at the beginning of the period	$43,196	$80,544
Reductions during the period	(8,279)	(37,348)

Carrying amount at the end of the period	$34,917	$43,196

The following table represents the non impaired purchased non-covered loans receivable at the acquisition date of August 20, 2010. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond (dollars in thousands):

Gross contractual loan principal payment receivable	$188,206
Estimate of contractual principal not expected to be collected	(15,058)
Fair value of non impaired purchased loans receivable	$175,922
The Company applied the cost recovery method to impaired purchased non-covered loans at the acquisition date of August 20, 2010 due to the uncertainty as to the timing of expected cash flows as reflected in the following table (dollars in thousands):

Contractually required payments receivable (including interest)	$70,882
Nonaccretable difference	(33,140)

Cash flows expected to be collected	37,742
Accretable difference	—

Fair value of loans acquired	$37,742

Changes in the carrying amount of impaired purchased non-covered loans were as follows for the period from August 20, 2010 (acquisition date) through September 30, 2010:

August 20, 2010
through
September 30, 2010
(In thousands)
Carrying amount at the beginning of the period	$37,742
Reductions during the period	(2)

Carrying amount at the end of the period	$37,740

Impaired purchased covered loans had an unpaid principal balance (less prior charge-offs) of $52 million, $70 million and $164 million at September 30, 2010, December 31, 2009 and February 6, 2009, respectively.
Impaired purchased non-covered loans had an unpaid principal balance (less prior charge-offs) of $60 million and $60 million at September 30, 2010 and August 20, 2010, respectively.
The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At September 30, 2010, loans pledged to secure borrowing totaled $170.1 million. The FHLB does not have the right to sell or repledge such loans.
There were no loans held for sale at September 30, 2010 and December 31, 2009.
The following summarizes the allowance for credit losses of the Company for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Balance, beginning of period	$42,409	$45,815	$43,736	$47,563
Provision for loan losses	2,800	2,800	8,400	7,200
Provision for unfunded commitments	—	—	—	(400)
Loans charged off	(5,216)	(3,870)	(13,926)	(10,735)
Recoveries of previously charged off loans	829	631	2,612	1,748

Net loan losses	(4,387)	(3,239)	(11,314)	(8,987)

Balance, end of period	$40,822	$45,376	$40,822	$45,376

Components:
Allowance for loan losses	$38,129	$42,683
Reserve for unfunded credit commitments	2,693	2,693

Allowance for credit losses	$40,822	$45,376

Allowance for loan losses / originated loans outstanding	1.83%	1.88%
Management determined the credit default fair value discounts assigned to covered loans purchased on February 6, 2009 and non-covered loans purchased on August 20, 2010 remained adequate as an estimate of credit losses inherent in purchased covered and non-covered loans as of September 30, 2010.
Nonaccrual originated loans at September 30, 2010 and December 31, 2009 were $19.4 million and $19.9 million, respectively. Nonaccrual purchased covered loans at September 30, 2010 and December 31, 2009 were $52.2 million and $85.1 million, respectively. Nonaccrual purchased non-covered loans at September 30, 2010 were $37.9 million.
There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2010.
Note 6: Goodwill and Other Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2010.
The changes in the carrying value of goodwill were (in thousands):

December 31, 2009	$121,699
Recognition of stock option tax benefits for the exercise of options converted upon merger	(26)

September 30, 2010	$121,673

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2010, no such adjustments were recorded.
The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30,		At December 31,
	2010		2009
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Deposit Intangibles	$56,808	$(23,283)	$51,538	$(19,160)
Merchant Draft Processing Intangible	10,300	(7,599)	10,300	(7,011)

Total Identifiable Intangible Assets	$67,108	$(30,882)	$61,838	$(26,171)

As of September 30, 2010, the current year and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
Ninemonths ended September 30, 2010 (actual)	$4,123	$588	$4,711
Estimate for year ended December 31, 2010	5,559	774	6,333
2011	5,351	624	5,975
2012	4,868	500	5,368
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
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
The following table sets forth the net periodic post-retirement benefit costs:

	For the nine months ended
	September 30,
	2010	2009
	(In thousands)
Service cost (benefit)	$(270)	$(237)
Interest cost	144	165
Amortization of unrecognized transition obligation	45	45

Net periodic cost (benefit)	$(81)	$(27)

The Company does not fund plan assets for any post-retirement benefit plans.

Note 8: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $409.8 million and $482.0 million at September 30, 2010 and December 31, 2009, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $25.5 million and $27.4 million at September 30, 2010 and December 31, 2009, respectively. The Company also had commitments for commercial and similar letters of credit of $3.3 million and $176 thousand at September 30, 2010 and December 31, 2009, respectively.
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
Note 9: Fair Value Measurements
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
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes mortgage-backed securities, municipal bonds and residential collateralized mortgage obligations as well as other real estate owned and impaired loans collateralized by real property where the fair value is generally based upon independent market prices or appraised values of the collateral.
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

Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At September 30, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2 )	(Level 3 )
	(In thousands)
U.S. Treasury securities	$3,511	$3,511	$—	$—
Securities of U.S. Government sponsored entities	118,833	118,833	—	—
Municipal bonds:
Federally Tax-exempt — California	84,505	—	84,505	—
Federally Tax-exempt — 29 other states	119,591	—	119,591	—
Taxable — California	9,711	—	9,711	—
Taxable — 1 other state	501	—	501	—
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	47,613	—	47,613	—
Issued by FNMA and FHLMC	70,650	—	70,650	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	16,447	—	16,447	—
All other	8,891	—	8,891	—
Commercial mortgage-backed securities	5,191	—	5,191	—
Asset-backed securities — government guaranteed student loans	8,420	—	8,420	—
FHLMC and FNMA stock	617	617	—	—
Corporate securities	69,783	69,783	—	—
Other securities	5,247	3,278	1,969	—

Total securities available for sale	$569,511	$196,022	$373,489	$—

There were no significant transfers in or out of Levels 1 and 2 for the nine months ended September 30, 2010.

	At December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2 )	(Level 3 )
	(In thousands)
U.S. Treasury securities	$2,987	$2,987	$—	$—
Securities of U.S. Government sponsored entities	21,041	21,041	—	—
Municipal bonds:
Federally Tax-exempt — California	56,431	—	56,431	—
Federally Tax-exempt — 25 other states	97,094	—	97,094	—
Taxable — California	4,668	—	4,668	—
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	54,361	—	54,361	—
Issued by FNMA and FHLMC	91,644	—	91,644	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	29,536	—	29,536	—
All other	11,874	—	11,874	—
Asset-backed securities — government guaranteed student loans	8,339	—	8,339	—
FHLMC and FNMA stock	1,573	1,573	—	—
Other securities	4,660	2,703	1,957	—

Total securities available for sale	$384,208	$28,304	$355,904	$—

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the first nine months ended September 30, 2010 and year ended December 31, 2009 that were still held in the balance sheet at the end of such periods, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at the dates indicated.

	At September 30, 2010
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Non-covered other real estate owned (1)	$1,863	$—	$1,863	$—	$(664)
Impaired originated loans (2)	4,780	—	4,780	—	—

Total assets measured at fair value on a nonrecurring basis	$6,643	$—	$6,643	—	$(664)

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Non-covered other real estate owned (1)	$413	$—	$413	$—	$(233)
Impaired originated loans (2)	2,447	—	2,447	—	—

Total assets measured at fair value on a nonrecurring basis	$2,860	$—	$2,860	$—	$(233)

(1)	Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

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
Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $38.1 million at September 30, 2010 and $41.0 million at December 31, 2009 and the fair value discount due to credit default risk associated with purchased covered and non-covered loans of $66.5 million and $36.9 million, respectively at September 30, 2010 and $93.3 million associated with purchased covered loans at December 31, 2009 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.
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

	At September 30, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$344,169	$344,169	$361,135	$361,135
Money market assets	392	392	442	442
Investment securities held to maturity	618,838	642,882	726,935	736,270
Loans	2,970,722	2,992,724	3,015,346	3,024,866
Other assets — FDIC receivable	49,994	49,707	85,787	83,806

Financial Liabilities
Deposits	4,072,698	4,073,550	4,060,208	4,061,380
Short-term borrowed funds	193,202	193,257	227,178	228,463
Federal Home Loan Bank Advances	66,934	67,138	85,470	85,601
Debt financing and notes payable	26,396	26,244	26,497	23,520
Other liabilities — restricted performance share grants	2,069	2,069	1,942	1,942
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Weighted average number of common shares outstanding — basic	29,127	29,210	29,187	29,072
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	258	219	328	241

Weighted average number of common shares outstanding — diluted	29,385	29,429	29,515	29,313

Net income applicable to common equity	$23,709	$23,791	$70,846	$98,114
Basic earnings per common share	$0.81	$0.81	$2.43	$3.37
Diluted earnings per common share	0.81	0.81	2.40	3.35
For the three months and nine months ended September 30, 2010, options to purchase 273 thousand and 285 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2009, options and warrants to purchase 726 thousand and 889 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net Interest Income (FTE)*	$56,669	$61,593	$170,271	$183,270
Provision for Loan Losses	(2,800)	(2,800)	(8,400)	(7,200)
Noninterest Income:
Gain on acquisition	178	—	178	48,844
Deposit service charges and other	14,893	15,961	46,133	47,471

Total Noninterest Income	15,071	15,961	46,311	96,315
Noninterest Expense	31,508	35,151	95,635	107,940

Income Before Income Taxes (FTE)*	37,432	39,603	112,547	164,445
Income Tax Provision (FTE)*	13,723	14,346	41,701	63,180

Net Income	23,709	25,257	70,846	101,265
Preferred stock dividends and discount accretion	—	1,466	—	3,151

Net Income Applicable to Common Equity	$23,709	$23,791	$70,846	$98,114

Average Common Shares Outstanding	29,127	29,210	29,187	29,072
Diluted Average Common Shares Outstanding	29,385	29,429	29,515	29,313
Common Shares Outstanding at Period End	29,118	29,207	29,118	29,207

As Reported:
Basic Earnings Per Common Share	$0.81	$0.81	$2.43	$3.37
Diluted Earnings Per Common Share	0.81	0.81	2.40	3.35
Return On Assets	1.95%	1.86%	1.98%	2.57%
Return On Common Equity	17.90%	19.68%	18.32%	28.38%
Net Interest Margin (FTE)*	5.54%	5.48%	5.59%	5.39%
Net Loan Losses to Average Originated Loans	0.83%	0.56%	0.71%	0.51%
Efficiency Ratio**	43.9%	45.3%	44.2%	38.6%

Average Balances:
Total Assets	$4,835,357	$5,072,866	$4,793,266	$5,113,359
Total Earning Assets	4,068,561	4,470,851	4,071,089	4,541,596
Originated Loans	2,096,937	2,289,331	2,132,687	2,360,540
Purchased Covered Loans	743,126	974,057	787,142	900,922
Purchased Non-covered Loans	97,438	—	32,836	—
Total Deposits	3,981,437	4,131,388	3,944,231	4,066,462
Shareholders’ Equity	525,630	549,331	517,121	527,635

Balances at Period End:
Total Assets	$4,977,871	$4,971,159
Total Earning Assets	4,197,592	4,372,739
Originated Loans	2,077,915	2,267,130
Purchased Covered Loans	718,618	932,656
Purchased Non-covered Loans	212,318	—
Total Deposits	4,072,698	4,024,626
Shareholders’ Equity	541,173	535,718

Financial Ratios at Period End:
Allowance for Loan Losses to Originated Loans	1.83%	1.88%
Book Value Per Common Share	$18.59	$16.93
Equity to Assets	10.87%	10.78%
Total Capital to Risk Adjusted Assets	14.88%	15.07%

Dividends Paid Per Common Share	$0.36	$0.35	$1.08	$1.06
Common Dividend Payout Ratio	44%	43%	45%	32%
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Westamerica Bancorporation and subsidiaries (the “Company”) reported third quarter 2010 net income applicable to common equity of $23.7 million or $0.81 diluted earnings per common share. The third quarter of 2010 included a $178 thousand gain on the acquisition of Sonoma Valley Bank. These results compare to net income applicable to common equity of $23.8 million or $0.81 diluted earnings per common share for the same period of 2009.
The Company reported net income applicable to common equity of $70.8 million or $2.40 diluted earnings per common share for the nine months ended September 30, 2010, compared with $98.1 million or $3.35 diluted earnings per common share for the same period of 2009. The first nine months of 2009 included a $48.8 million gain on the acquisition of County Bank (“County”) which increased net income by $28.3 million and earnings per diluted common share by $0.97.
Acquisitions
As described in Note 3, Westamerica Bank (“Bank”) acquired assets and assumed liabilities of the former Sonoma Valley Bank on August 20, 2010. The acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB ASC 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of Sonoma Valley Bank based on Management’s evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible asset, Management used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings which were purchased and assumed.
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

Net Income
Following is a summary of the components of net income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net interest income (FTE)	$56,669	$61,593	$170,271	$183,270
Provision for loan losses	(2,800)	(2,800)	(8,400)	(7,200)
Noninterest income	15,071	15,961	46,311	96,315
Noninterest expense	(31,508)	(35,151)	(95,635)	(107,940)

Income before taxes (FTE)	37,432	39,603	112,547	164,445
Income tax provision (FTE)	(13,723)	(14,346)	(41,701)	(63,180)

Net income	$23,709	$25,257	$70,846	$101,265

Net income applicable to common equity	$23,709	$23,791	$70,846	$98,114

Average diluted common shares	29,385	29,429	29,515	29,313
Diluted earnings per common share	$0.81	$0.81	$2.40	$3.35

Average total assets	$4,835,357	$5,072,866	$4,793,266	$5,113,359
Net income applicable to common equity to average total assets (annualized)	1.95%	1.86%	1.98%	2.57%
Net income applicable to common equity to average common stockholders’ equity (annualized)	17.90%	19.68%	18.32%	28.38%
Net income applicable to common equity for the third quarter of 2010 was $82 thousand or 0.3% less than the same quarter of 2009, the net result of lower net interest income (FTE) and lower noninterest income, partially offset by decreases in noninterest expense and income tax provision (FTE) and the elimination of preferred stock dividends and discount accretion. A $4.9 million or 8.0% decrease in net interest income (FTE) was mostly attributed to lower average balances of interest earning assets and lower yields on investments, partially offset by higher yields on loans, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses remained the same, reflecting Management’s evaluation of losses inherent in the originated loan portfolio. Noninterest income decreased $890 thousand mainly due to lower service charges on deposit accounts. Noninterest expense decreased $3.6 million mostly due to lower personnel, occupancy and equipment expenses and other operating expenses. The provision for income taxes (FTE) decreased $623 thousand. Net income applicable to common equity in the third quarter of 2009 reflected $1.5 million in preferred stock dividends and discount accretion.
Comparing the first nine months of 2010 to the first nine months of 2009, net income applicable to common equity decreased $27.3 million, primarily due to a $48.8 million gain on acquisition in the first nine months of 2009, lower net interest income (FTE) and higher provision for loan losses, partially offset by decreases in noninterest expense and income tax provision (FTE) and the elimination of preferred stock dividends and discount accretion. The lower net interest income (FTE) was primarily caused by a lower volume of average interest earning assets, lower yields on investments and higher rates paid on borrowings, partially offset by higher yields on loans, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses increased $1.2 million, reflecting Management’s evaluation of losses inherent in the originated loan portfolio. Noninterest income decreased $50.0 million largely due to a $48.8 million acquisition gain in the first nine months of 2009. Noninterest expense declined $12.3 million primarily due to decreases in personnel, occupancy and equipment expenses subsequent to integrating the acquired County Bank and lower FDIC insurance assessments. The income tax provision (FTE) decreased $21.5 million. Net income applicable to common equity in the first nine months of 2009 reflected $3.2 million in preferred stock dividends and discount accretion. The preferred stock was redeemed during the fourth quarter of 2009.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Interest and fee income	$55,203	$61,196	$166,284	$183,453
Interest expense	(3,096)	(4,500)	(9,775)	(15,078)
FTE adjustment	4,562	4,897	13,762	14,895

Net interest income (FTE)	$56,669	$61,593	$170,271	$183,270

Average earning assets	$4,068,561	$4,470,851	$4,071,089	$4,541,596
Net interest margin (FTE) (annualized)	5.54%	5.48%	5.59%	5.39%
Net interest income (FTE) decreased during the third quarter of 2010 by $4.9 million or 8.0% from the same period in 2009 to $56.7 million, mainly due to lower average balances of interest earning assets (down $402 million), lower yields on investments (down 0.38%) and higher rates on short-term borrowings (up 0.08%), partially offset by higher yields on loans (up 0.1%), lower average balances of interest-bearing liabilities (down $264 million) and lower rates paid on interest-bearing deposits (down 0.15%).
Comparing the first nine months of 2010 with the first nine months of 2009, net interest income (FTE) decreased $13.0 million or 7.1%, primarily due to a lower volume of average earning assets (down $471 million) and lower yields on investments (down 0.17%) and higher rates on short-term borrowings (up 0.37%), partially offset by higher yields on loans (up 0.16%), lower average balances of interest-bearing liabilities (down $377 million) and lower rates paid on interest-bearing deposits (down 0.21%).
At September 30, 2010, purchased FDIC covered loans represented 24 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan.
Interest and Fee Income
Interest and fee income (FTE) for the third quarter of 2010 decreased $6.3 million or 9.6% from the same period in 2009. The decrease was caused by lower average balances of earning assets (down $402 million) and lower yields on investments (down 0.38%), partially offset by higher yields on loans (up 0.1%). The total average balances of loans declined $326 million or 10.0% due to decreases in the average balances of taxable commercial loans (down $105 million), commercial real estate loans (down $79 million), residential real estate loans (down $69 million), indirect auto loans (down $46 million) and tax-exempt commercial loans (down $19 million). The average investment portfolio decreased $76 million largely due to declines in average balances of collateralized mortgage obligations (down $81 million), residential mortgage backed securities (down $55 million), and municipal securities (down $33 million), partially offset by increases in the average balances of U.S. Government sponsored entities (up $48 million) and corporate and other securities (up $36 million). The average yield on the Company’s earning assets decreased from 5.88% in the third quarter of 2009 to 5.84% in the corresponding period of 2010. The composite yield on loans rose 0.1% to 6.13% due to increases in yields on taxable commercial loans (up 0.5%) and construction loans (up 2.03%), partially offset by decreases in yields on residential real estate loans (down 0.5%) and indirect auto loans (down 0.19%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The investment portfolio yield decreased 0.38% to 5.09%, mainly due to declines in yields on U.S. government sponsored entity obligations (down 2.78%), municipal securities (down 0.11%) and U.S. Treasury (down 2.25%), partially offset by a 0.12% increase in yields on corporate and other securities.

Comparing the first nine months of 2010 with the first nine months of 2009, interest and fee income (FTE) was down $18.3 million or 9.2%. The decrease resulted from a lower volume of average earning assets and lower yields on investment securities, partially offset by higher yields on loans. Average interest earning assets decreased $471 million or 10.4% in the first nine months of 2010 compared with the same period of 2009 due to a $309 million decrease in average loans and a $162 million decrease in average investments. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of indirect auto loans (down $101 million), taxable commercial loans (down $98 million), residential real estate loans (down $78 million), commercial real estate loans (down $57 million), tax-exempt commercial loans (down $19 million) and construction loans (down $12 million), partially offset by a $56 million increase in the average balance of direct consumer loans. The average investment portfolio decreased $162 million largely due to declines in average balances of collateralized mortgage obligations (down $89 million), municipal securities (down $46 million), U.S. government sponsored entity obligations (down $11 million) and residential mortgage backed securities (down $41 million), partially offset by a $19 million increase in the average balances of corporate and other securities. The average yield on earning assets for the first nine months of 2010 was 5.91% compared with 5.83% in the first nine months of 2009. The loan portfolio yield for the first nine months of 2010 compared with the corresponding 2009 period was higher by 0.16%, due to increases in yields on construction loans (up 1.73%), taxable commercial loans (up 0.56%), commercial real estate loans (up 0.07%) and a 0.57% increase in yields on indirect auto loans, partially offset by a 0.34% decrease in yields on residential real estate loans. The investment portfolio yield decreased by 0.17%, reflecting lower yields on U.S. government sponsored entity obligations (down 2.81%), municipal securities (down 0.05%), U.S. Treasury (down 2.32%) and corporate and other securities (down 0.38%).
Interest Expense
Interest expense in the third quarter of 2010 decreased $1.4 million or 31.2% compared with the same period in 2009. The decrease was attributable to lower average balances of interest-bearing liabilities and lower rates paid on the interest-bearing deposits, partially offset by higher rates paid on short-term borrowings. The average rate paid on interest-bearing liabilities decreased from 0.58% in the third quarter of 2009 to 0.43% in the same quarter of 2010. Rates on interest-bearing deposits decreased 0.15% to 0.32% primarily due to decreases in rates paid on time deposits $100 thousand or more (down 0.28%), time deposits less than $100 thousand (down 0.26%) and preferred money market savings (down 0.15%). Rates on short-term borrowings increased 0.08%. Average interest-bearing liabilities declined $264 million. Interest-bearing deposits decreased $196 million mostly due to decreases in the average balance of time deposits less than $100 thousand (down $150 million), time deposits $100 thousand or more (down $32 million) and money market checking accounts (down $30 million). Average FHLB advances and sweep accounts declined $50 million and $21 million, respectively.
Comparing the first nine months of 2010 with the first nine months of 2009, interest expense declined $5.3 million or 35.2%, due to lower average balances of interest-bearing liabilities and lower rates on interest-bearing deposits, offset by higher rates paid on borrowings. Average interest-bearing liabilities during the first nine months of 2010 fell by $377 million over the same period of 2009 mainly due to decreases in average balances of federal funds purchased (down $144 million), FHLB advances (down $54 million), time deposits less than $100 thousand (down $105 million), time deposits $100 thousand or more (down $73 million) and money market checking accounts (down $37 million), partially offset by increases in the average balance of repurchases facilities (up $12 million), regular savings (up $14 million) and money market savings (up $12 million). Rates paid on interest-bearing liabilities averaged 0.46% during the first nine months of 2010 compared with 0.63% for the first nine months of 2009. The average rate paid on interest-bearing deposits declined 0.21% to 0.35% in the first nine months of 2010 compared with the same period of 2009 mainly due to lower rates on time deposits less than $100 thousand (down 0.52%), time deposits $100 thousand or more (down 0.28%), preferred money market savings (down 0.14%) and regular savings (down 0.10%).
Net Interest Margin (FTE)
The following summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Yield on earning assets (FTE)	5.84%	5.88%	5.91%	5.83%
Rate paid on interest-bearing liabilities	0.43%	0.58%	0.46%	0.63%

Net interest spread (FTE)	5.41%	5.30%	5.45%	5.20%
Impact of all other net noninterest bearing funds	0.13%	0.18%	0.14%	0.19%

Net interest margin (FTE)	5.54%	5.48%	5.59%	5.39%

During the third quarter of 2010, the net interest margin (FTE) increased 0.06% compared with the same period in 2009. Lower rates paid on interest-bearing liabilities were partially offset by lower yields on earning assets and resulted in a 0.11% increase in net interest spread. The increase in the net interest spread was partially reduced by the lower net interest margin contribution of noninterest-bearing demand deposits. The net interest margin (FTE) in the first nine months of 2010 rose by 0.20% compared with the corresponding period of 2009. Earning asset yields increased 0.08% while the cost of interest-bearing liabilities declined by 0.17%, resulting in a 0.25% increase in the net interest spread. The 0.05% decrease in margin contribution from noninterest bearing funding sources resulted in the net interest margin of 5.59%.

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

	For the three months ended
	September 30, 2010
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$5,130	$1	0.08%
Investment securities:
Available for sale
Taxable	302,176	2,158	2.86%
Tax-exempt (1)	187,405	3,059	6.53%
Held to maturity
Taxable	166,634	1,798	4.32%
Tax-exempt (1)	469,715	7,367	6.27%
Loans:
Commercial:
Taxable	537,116	8,534	6.30%
Tax-exempt (1)	164,838	2,733	6.58%
Commercial real estate	1,234,475	20,696	6.65%
Real estate construction	71,043	998	5.57%
Real estate residential	355,103	3,744	4.22%
Consumer	574,926	8,677	5.99%

Total loans (1)	2,937,501	45,382	6.13%

Total earning assets (1)	4,068,561	$59,765	5.84%
Other assets	766,796

Total assets	$4,835,357

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,417,638	$—	—
Savings and interest-bearing transaction	1,672,458	892	0.21%
Time less than $100,000	341,882	357	0.41%
Time $100,000 or more	549,459	798	0.58%

Total interest-bearing deposits	2,563,799	2,047	0.32%
Short-term borrowed funds	203,841	511	0.98%
Federal Home Loan Bank advances	36,298	113	1.22%
Debt financing and notes payable	26,417	425	6.43%

Total interest-bearing liabilities	2,830,355	$3,096	0.43%
Other liabilities	61,734
Shareholders’ equity	525,630

Total liabilities and shareholders’ equity	$4,835,357

Net interest spread (1) (2)			5.41%

Net interest income and interest margin (1) (3)		$56,669	5.54%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	September 30, 2009
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$602	$1	0.66%
Investment securities:
Available for sale
Taxable	237,965	2,352	3.95%
Tax-exempt (1)	167,339	2,846	6.80%
Held to maturity
Taxable	275,553	3,025	4.39%
Tax-exempt (1)	526,004	8,290	6.30%
Loans:
Commercial:
Taxable	642,366	9,391	5.80%
Tax-exempt (1)	184,054	3,032	6.54%
Commercial real estate	1,313,545	21,967	6.63%
Real estate construction	74,707	667	3.54%
Real estate residential	424,189	5,004	4.72%
Consumer	624,527	9,518	6.05%

Total loans (1)	3,263,388	49,579	6.03%

Total earning assets (1)	4,470,851	$66,093	5.88%
Other assets	602,015

Total assets	$5,072,866

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,371,124	$—	—
Savings and interest-bearing transaction	1,687,028	1,178	0.28%
Time less than $100,000	491,555	829	0.67%
Time $100,000 or more	581,681	1,266	0.86%

Total interest-bearing deposits	2,760,264	3,273	0.47%
Short-term borrowed funds	221,100	509	0.90%
Federal Home Loan Bank advances	86,166	295	1.34%
Debt financing and notes payable	26,551	423	6.36%

Total interest-bearing liabilities	3,094,081	$4,500	0.58%
Other liabilities	58,330
Shareholders’ equity	549,331

Total liabilities and shareholders’ equity	$5,072,866

Net interest spread (1) (2)			5.30%

Net interest income and interest margin (1) (3)		$61,593	5.48%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the nine months ended
	September 30, 2010
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$2,174	$2	0.12%
Investment securities:
Available for sale
Taxable	272,141	6,465	3.17%
Tax-exempt (1)	171,122	8,466	6.60%
Held to maturity
Taxable	186,336	6,119	4.38%
Tax-exempt (1)	486,651	22,906	6.28%
Loans:
Commercial:
Taxable	546,269	25,660	6.28%
Tax-exempt (1)	169,314	8,344	6.59%
Commercial real estate	1,232,406	61,229	6.64%
Real estate construction	65,352	2,767	5.66%
Real estate residential	363,337	12,104	4.44%
Consumer	575,987	25,984	6.03%

Total loans (1)	2,952,665	136,088	6.16%

Total earning assets (1)	4,071,089	$180,046	5.91%
Other assets	722,177

Total assets	$4,793,266

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,394,033	$—	—
Savings and interest-bearing transaction	1,640,421	2,725	0.22%
Time less than $100,000	360,929	1,425	0.53%
Time $100,000 or more	548,848	2,566	0.63%

Total interest-bearing deposits	2,550,198	6,716	0.35%
Short-term borrowed funds	209,846	1,538	0.97%
Federal Home Loan Bank advances	23,767	249	1.38%
Debt financing and notes payable	26,450	1,272	6.41%

Total interest-bearing liabilities	2,810,261	$9,775	0.46%
Other liabilities	71,851
Shareholders’ equity	517,121

Total liabilities and shareholders’ equity	$4,793,266

Net interest spread (1) (2)			5.45%

Net interest income and interest margin (1) (3)		$170,271	5.59%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the nine months ended
	September 30, 2009
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$942	$3	0.43%
Investment securities:
Available for sale
Taxable	242,125	6,775	3.73%
Tax-exempt (1)	170,519	8,591	6.72%
Held to maturity
Taxable	332,416	11,384	4.57%
Tax-exempt (1)	534,132	25,219	6.30%
Loans:
Commercial:
Taxable	644,107	27,565	5.72%
Tax-exempt (1)	188,479	9,351	6.63%
Commercial real estate	1,289,190	63,354	6.57%
Real estate construction	77,677	2,286	3.93%
Real estate residential	440,975	15,802	4.78%
Consumer	621,034	28,018	6.03%

Total loans (1)	3,261,462	146,376	6.00%

Total earning assets (1)	4,541,596	$198,348	5.83%
Other assets	571,763

Total assets	$5,113,359

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,330,495	$—	—
Savings and interest-bearing transaction	1,647,624	3,635	0.29%
Time less than $100,000	466,175	3,662	1.05%
Time $100,000 or more	622,168	4,228	0.91%

Total interest-bearing deposits	2,735,967	11,525	0.56%
Short-term borrowed funds	347,072	1,572	0.60%
Federal Home Loan Bank advances	77,290	714	1.22%
Debt financing and notes payable	26,584	1,267	6.35%

Total interest-bearing liabilities	3,186,913	$15,078	0.63%
Other liabilities	68,316
Shareholders’ equity	527,635

Total liabilities and shareholders’ equity	$5,113,359

Net interest spread (1) (2)			5.20%

Net interest income and interest margin (1) (3)		$183,270	5.39%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

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

	Three months ended September 30, 2010
	compared with
	Three months ended September 30, 2009
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$2	$(2)	$0
Investment securities:
Available for sale
Taxable	553	(747)	(194)
Tax-exempt (1)	332	(119)	213
Held to maturity
Taxable	(1,176)	(51)	(1,227)
Tax-exempt (1)	(883)	(40)	(923)
Loans:
Commercial:
Taxable	(1,626)	769	(857)
Tax-exempt (1)	(318)	19	(299)
Commercial real estate	(1,325)	54	(1,271)
Real estate construction	(34)	365	331
Real estate residential	(763)	(497)	(1,260)
Consumer	(749)	(92)	(841)

Total loans (1)	(4,815)	618	(4,197)

Total decrease in interest and fee income (1)	(5,987)	(341)	(6,328)

Interest expense:
Deposits:
Savings and interest-bearing transaction	(10)	(276)	(286)
Time less than $100,000	(210)	(262)	(472)
Time $100,000 or more	(67)	(401)	(468)

Total interest-bearing deposits	(287)	(939)	(1,226)

Short-term borrowed funds	(41)	43	2
Federal Home Loan Bank advances	(157)	(26)	(183)
Debt financing and notes payable	(2)	5	3

Total decrease in interest expense	(487)	(917)	(1,404)

(Decrease) increase in Net Interest Income (1)	$(5,500)	$576	$(4,924)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Nine months ended September 30, 2010
	compared with
	Nine months ended September 30, 2009
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$2	$(3)	$(1)
Investment securities:
Available for sale
Taxable	780	(1,090)	(310)
Tax-exempt (1)	30	(155)	(125)
Held to maturity
Taxable	(4,815)	(450)	(5,265)
Tax-exempt (1)	(2,235)	(78)	(2,313)
Loans:
Commercial:
Taxable	(4,436)	2,531	(1,905)
Tax-exempt (1)	(945)	(62)	(1,007)
Commercial real estate	(2,815)	690	(2,125)
Real estate construction	(405)	886	481
Real estate residential	(2,642)	(1,056)	(3,698)
Consumer	(2,032)	(2)	(2,034)

Total loans (1)	(13,275)	2,987	(10,288)

Total (decrease) increase in interest and fee income (1)	(19,513)	1,211	(18,302)

Interest expense:
Deposits:
Savings and interest-bearing transaction	(16)	(894)	(910)
Time less than $100,000	(698)	(1,539)	(2,237)
Time $100,000 or more	(456)	(1,206)	(1,662)

Total interest-bearing deposits	(1,170)	(3,639)	(4,809)

Short-term borrowed funds	(771)	737	(34)
Federal Home Loan Bank advances	(550)	85	(465)
Debt financing and notes payable	(6)	11	5

Total decrease in interest expense	(2,497)	(2,806)	(5,303)

(Decrease) increase in Net Interest Income (1)	$(17,016)	$4,017	$(12,999)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Loan Losses
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Further, County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered with the FDIC. Due to the loss-sharing agreements and fair value recognition, the Company did not record a provision for loan losses during the first nine months of 2010 related to such loans covered by the FDIC loss-sharing agreements. The Company recorded purchased Sonoma loans at estimated fair value upon acquisition as of August 20, 2010. Due to the fair value recognition, the Company did not record a provision for loan losses for the period August 20, 2010 through September 30, 2010 related to purchased Sonoma loans. In Management’s judgment, the acquisition date loan fair value discounts remaining at September 30, 2010 represent appropriate loss estimates for default risk inherent in the purchased loans. The Company provided $2.8 million for loan losses related to originated loans in the third quarter of 2010, unchanged from the third quarter of 2009. For the first nine months of 2010 and 2009, $8.4 million and $7.2 million were provided in each respective period. The provision reflects Management’s assessment of credit risk in the originated loan portfolio for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Service charges on deposit accounts	$8,162	$9,479	$25,533	$27,017
Merchant credit card fees	2,234	2,163	6,631	6,818
Debit card fees	1,259	1,267	3,678	3,656
ATM fees and interchange	1,004	965	2,917	2,792
Other service fees	789	558	2,024	1,629
Trust fees	429	319	1,257	1,056
Check sale income	221	223	676	661
Financial services commissions	211	129	583	420
Gain on acquisition	178	—	178	48,844
Other noninterest income	584	858	2,834	3,422

Total	$15,071	$15,961	$46,311	$96,315

Noninterest income for the third quarter of 2010 declined by $890 thousand or 5.6% from the same period in 2009. Service charges on deposits decreased $1.3 million or 13.9% due to the July 1, 2010 adoption of new regulations over overdraft fees. These new regulations were effective August 15, 2010 for accounts existing as of June 30, 2010; as such, the majority of the impact from the new regulations began August 15, 2010. Overdraft fees were $680 thousand lower in the third quarter 2010 compared to the third quarter 2009. There are other factors which contributed to the decline: Lower returned item charges (down $475 thousand) and deficit fees charged on analyzed accounts (down $270 thousand). The decline in service charges on deposits was partially offset by a $115 thousand increase in fees charged on checking accounts. Other noninterest income fell $274 thousand or 31.9% mostly due to miscellaneous fees and a gain on sale of foreclosed assets in the third quarter of 2009. Other service charges increased $231 thousand or 41.4% mainly due to a new service of cashing checks for non customers which began in July 2010. Trust fees also increased $110 thousand or 34.5%. The third quarter of 2010 included a $178 thousand gain on the acquisition of Sonoma net assets.
In the first nine months of 2010, noninterest income decreased $50.0 million compared with the first nine months of 2009 primarily due to the $48.8 million gain on acquisition in the first nine months of 2009. The third quarter of 2010 included a $178 thousand gain on acquisition. Service charges on deposits decreased $1.5 million or 5.5% due to declines in returned item charges (down $2 million) and deficit fees charged on analyzed accounts (down $600 thousand), partially offset by increases in overdraft fees (up $803 thousand) and fees charged on checking accounts (up $323 thousand). Merchant credit card fees declined $187 thousand or 2.7% mainly due to lower transaction volumes. Other noninterest income fell $588 thousand or 17.2% mostly due to miscellaneous fees and a gain on sale of foreclosed assets in the first nine months of 2009. The decline in other noninterest income was partially offset by a $490 thousand gain on sale of other assets. Other categories of fees partially offset the decline in noninterest income. Other service fees increased $395 thousand or 24.2% mainly due to increases in check cashing fees, internet banking fees and foreign currency commissions. Trust fees increased $201 thousand or 19.0%. Financial service commissions increased $163 thousand or 38.8%. ATM fees and interchange income was higher by $125 thousand or 4.5%.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)

Salaries and related benefits	$15,481	$16,402	$46,849	$50,221
Occupancy	3,962	4,008	11,561	14,831
Outsourced data processing services	2,187	2,258	6,629	6,740
Amortization of identifiable intangibles	1,573	1,671	4,711	5,051
FDIC insurance assessments	1,268	1,442	3,848	4,820
Equipment	1,067	1,789	3,234	4,618
Professional fees	950	913	2,480	2,580
Courier service	826	989	2,636	2,881
Loan expense	354	491	1,248	1,689
Telephone	346	622	1,141	1,487
Postage	322	576	1,251	1,570
Stationery and supplies	276	450	956	1,191
Operational losses	237	242	615	658
OREO expense	188	(116)	653	403
In-house meetings	176	367	534	863
Customer checks	170	163	503	526
Advertising/public relations	153	229	629	809
Correspondent service charges	35	302	272	892
Other noninterest expense	1,937	2,353	5,885	6,110

Total	$31,508	$35,151	$95,635	$107,940

Average full time equivalent staff	1,004	1,086	1,018	1,135

Noninterest expense to revenues (FTE)	43.92%	45.32%	44.16%	38.61%
Noninterest expense decreased $3.6 million or 10.4% in the third quarter 2010 compared with the same period in 2009 mainly due to declines in lower personnel, occupancy and equipment and other operating expenses. Salaries and related benefits decreased $921 thousand or 5.6% primarily due to a reduction in regular salaries and payroll taxes, partially offset by annual merit increases, higher group health insurance costs, profit sharing and stock based compensation. FDIC insurance assessments declined $174 thousand or 12.1%. Equipment expense declined $722 thousand or 40.4% primarily due to branch and administrative office consolidations. Other categories which decreased from the third quarter 2009 were courier service expense (down $163 thousand or 16.5%), loan expense (down $137 thousand or 27.9%), postage (down $254 thousand or 44.1%), stationery and supplies expense (down $174 thousand or 38.7%) and in-house meeting expense (down $191 thousand or 52.0%). Telephone expense declined $276 thousand or 44.4% mainly due to branch and administrative office consolidations. A $267 thousand or 88.4% decrease in correspondent service charges was mostly attributable to higher interest received on reserve balances held with the Federal Reserve Bank. Other noninterest expense decreased $416 thousand or 17.7% mainly because the third quarter 2009 included settlements and lower cash surrender values for insurance policies. Offsetting the decreases was OREO expense which increased from -$116 thousand in the third quarter 2009 to $188 thousand in the third quarter 2010 mainly due to writedown of foreclosed assets. Additionally, the third quarter 2009 expense was reduced by refunds from cancellation of property insurance and property taxes related to purchased covered foreclosed assets. Gains on sale of foreclosed assets partially offset the increase in OREO expense.
In the first nine months of 2010, noninterest expense decreased $12.3 million or 11.4% compared with the corresponding period of 2009 primarily due to lower personnel, occupancy and equipment expenses resulting from the systems integrations and branch consolidations following the County acquisition and lower FDIC insurance assessments. Salaries and related benefits decreased $3.4 million or 6.7% primarily due to a reduction in salaries and executive bonus and lower payroll taxes and workers compensation expense, partially offset by higher group health insurance costs, annual merit increases and higher profit sharing and stock based compensation. Occupancy and equipment expenses decreased $3.3 million or 22.0% and $1.4 million or 30.0%, respectively, mainly due to branch and administrative office consolidations. Amortization of intangibles declined $340 thousand or 6.7% as intangible assets are amortized on a declining balance method. FDIC insurance assessments decreased $972 thousand or 20.2% mostly due to a non-routine assessment charged in the first nine months of 2009. Loan expense decreased $441 thousand or 26.1% generally because the first nine months of 2009 included servicing fees on factoring receivables acquired from County. Such factoring receivables were fully liquidated in April 2009. Offsetting the decline were higher credit report expenses. Telephone expense declined $346 thousand or 23.3% mainly due to branch and administrative office consolidations. In-house meeting expense decreased $329 thousand or 38.1% generally because the first nine months of 2009 included employee travel and lodging expenses related to the County integration. A $620 thousand or 69.5% decrease in correspondent service charges was mostly attributable to higher interest received on reserve balances held with the Federal Reserve Bank. Other categories which decreased from the first nine months of 2009 were outsourced data processing expense (down $111 thousand or 1.6%), professional fees (down $100 thousand or 3.9%), courier service expense (down $245 thousand or 8.5%), postage (down $319 thousand or 20.3%), stationery and supplies expense (down $235 thousand or 19.7%) and advertising/public relations expense (down $180 thousand or 22.2%). Other noninterest expense decreased $225 thousand or 3.7% mainly because the third quarter 2009 included lower cash surrender values for insurance policies, partially offset by a $400 thousand reduction in provision for loan commitments in the first nine months of 2009. Offsetting the decreases in noninterest expense was OREO expense which increased from $403 thousand in the first nine months of 2009 to $653 thousand in the first nine months of 2010 mainly due to additional writedowns of foreclosed assets and lower levels of expenses for which FDIC indemnification reimbursements are received. Additionally, the first nine months of 2009 expense was reduced by refunds from cancellation of property insurance and property taxes related to purchased covered foreclosed assets. Gains on sale of foreclosed assets partially offset the increase in OREO expense.
Provision for Income Tax
During the third quarter of 2010, the Company recorded income tax provision (FTE) of $13.7 million compared with $14.3 million for the third quarter of 2009. The current quarter provision represents an effective tax rate (FTE) of 36.7%, compared with 36.2% for the third quarter of 2009.
The income tax provision (FTE) was $41.7 million for the first nine months of 2010 compared with $63.2 million for the corresponding period of 2009. The first nine months of 2010 effective tax rate (FTE) was 37.1% compared to 38.4% for the same period of 2009. The lower effective tax rate (FTE) for the first nine months of 2010 is primarily attributable to tax-exempt interest income representing a higher proportion of pre-tax income and increased tax credits.
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
Classified loans with higher levels of credit risk are further designated as “nonaccrual loans.” Management places loans on nonaccrual status when full collection of contractual interest and principal payments is in doubt. Interest previously accrued on loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements under loss- sharing agreements. The Company does not accrue interest income on nonaccrual loans. Interest payments received on nonaccrual loans are applied to reduce the carrying amount of the loan unless the carrying amount is well secured by loan collateral or covered by FDIC loss-sharing agreements. “Nonperforming assets” include nonaccrual loans, loans 90 or more days past due and still accruing, and repossessed loan collateral.
On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management separates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “purchased covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “purchased non-covered loans” and “originated loans”). At September 30, 2010, purchased covered loans totaled $719 million, or 24 percent of total loans, originated loans totaled $2.1 billion, or 69 percent and purchased non-covered loans totaled $212 million, or 7 percent of total loans.

Purchased Covered Loans and Repossessed Loan Collateral (Purchased Covered Assets)
Purchased covered loans and repossessed loan collateral qualify under loss-sharing agreements with the FDIC. Under the terms of the loss-sharing agreements, the FDIC absorbs 80 percent of losses and shares in 80 percent of loss recoveries on the first $269 million in losses on purchased covered assets (“First Tier”), and absorbs 95 percent of losses and shares in 95 percent of loss recoveries if losses on purchased covered assets exceed $269 million (“Second Tier”). The term of the loss-sharing agreement on residential real estate assets is ten years, while the term for loss-sharing on non-residential real estate assets is five years with respect to losses and eight years with respect to loss recoveries.
The purchased covered assets are primarily located in the California Central Valley, including Merced County. This geographic area currently has some of the weakest economic conditions within California and has experienced significant declines in real estate values. Management expects higher loss rates on purchased covered assets than on originated assets.
The Bank recorded purchased covered assets at estimated fair value on the February 6, 2009 acquisition date. The credit risk discount ascribed to the $1.2 billion acquired loan and repossessed loan collateral portfolio was $161 million representing estimated losses inherent in the assets at the acquisition date. The Bank also recorded a related receivable from the FDIC in the amount of $129 million representing estimated FDIC reimbursements under the loss-sharing agreements.
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

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $18 million as of September 30, 2010, which would be realized only if all covered assets at September 30, 2010 generated no future cash flows.
Purchased covered assets have declined since the acquisition date, and losses have been offset against the estimated credit risk discount. Purchased covered assets totaled $744 million at September 30, 2010, net of a credit risk discount of $66 million, compared to $879 million at December 31, 2009, net of a credit risk discount of $93 million. Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Purchased covered assets classified without regard to FDIC indemnification totaled $200 million and $205 million at September 30, 2010 and December 31, 2009, respectively. FDIC indemnification limits the Company’s loss exposure to covered classified assets.
In Management’s judgment, the credit risk discount recognized for the purchased assets remains adequate as an estimate of credit risk inherent in purchased covered assets as of September 30, 2010. In the event credit risk deteriorates beyond that estimated by Management, losses in excess of the credit risk discount would be recognized as an expense, net of related FDIC loss indemnification.

Classified Purchased Covered Loans and Repossessed Loan Collateral (Classified Purchased Covered Assets)
The following is a summary of classified purchased covered loans and repossessed loan collateral without regard to FDIC indemnification:

	At September 30,	At December 31,
	2010	2009
	(In thousands)
Classified Purchased Covered Assets
Classified loans	$175,169	$181,516
Repossessed loan collateral	25,251	23,297

Total	$200,420	$204,813

Nonperforming Purchased Covered Loans and Repossessed Loan Collateral (Nonperforming Purchased Covered Assets)
The following is a summary of nonperforming purchased covered assets:

	At September 30,	At December 31,
	2010	2009
	(In thousands)
Nonperforming Purchased Covered Assets
Nonperforming, nonaccrual loans	$39,783	$66,965
Performing, nonaccrual loans	12,388	18,183

Total nonaccrual loans	52,171	85,148
Loans 90 days past due and still accruing	4,078	210

Total nonperforming loans	56,249	85,358
Repossessed loan collateral	25,251	23,297

Total	$81,500	$108,655

As a percentage of total purchased covered assets	10.96%	12.37%
The amount of gross interest income that would have been recorded if all nonaccrual purchased covered loans had been current in accordance with their original terms while outstanding was $1.0 million and $3.5 million in the third quarter and first nine months of 2010, respectively, compared with $1.4 million and $2.5 million for the third quarter and first nine months of 2009, respectively. The amount of interest income that was recognized on nonaccrual purchased covered loans from all cash payments made during the three and nine months ended September 30, 2010, totaled $1.6 million and $4.6 million, respectively, compared with $396 thousand for the third quarter and first nine months of 2009, all of which was received in the third quarter of 2009. These cash payments represent annualized yields of 9.95% and 8.67%, respectively, for the third quarter and the first nine months of 2010 compared with 1.97% and 1.07%, respectively, for the third quarter and first nine months of 2009.
There were no cash payments received which were applied against the book balance of nonaccrual purchased covered loans outstanding at September 30, 2010 in the third quarter and first nine months of 2010. Similarly, there were no cash payments received in the third quarter and first nine months of 2009 which were applied against the book balances of nonaccrual loans outstanding at September 30, 2009.

Nonperforming Purchased Non-covered Loans and Repossessed Loan Collateral (Nonperforming Purchased Non-covered Assets)
The following is a summary of nonperforming purchased non-covered assets:

At September 30,
2010
(In thousands)
Nonperforming Purchased Non-covered Assets
Nonperforming, nonaccrual loans	$18,304
Performing, nonaccrual loans	19,554

Total nonaccrual loans	37,858
Loans 90 days past due and still accruing	—

Total nonperforming loans	37,858
Repossessed loan collateral	2,916

Total	$40,774

As a percentage of total purchased non-covered assets	18.94%
The amount of gross interest income that would have been recorded if all nonaccrual purchased non-covered loans had been current in accordance with their original terms while outstanding was $318 thousand in the period from August 20, 2010 through September 30, 2010. There were no cash payments received on nonaccual purchased non-covered loans that were recognized as interest income during the period from August 20, 2010 through September 30, 2010.
The amount of cash payments received, which were applied against the book balance of nonaccrual purchased non-covered loans outstanding at September 30, 2010 in the period from August 20, 2010 through September 30, 2010, totaled $60 thousand.
Classified Originated Loans and Repossessed Loan Collateral (Classified Originated Assets)
The following is a summary of classified originated loans and repossessed loan collateral:

	At September 30,	At December 31,
	2010	2009
	(In thousands)
Classified Originated Assets
Classified loans	$47,754	$57,241
Repossessed loan collateral	19,285	12,642

Total	$67,039	$69,883

Allowance for loan losses / classified orignated loans	79.84%	72.00%
Nonperforming Originated Loans and Repossessed Loan Collateral (Nonperforming Originated Assets)
The following is a summary of nonperforming originated assets on the dates indicated:

	At September 30,	At December 31,
	2010	2009
	(In thousands)
Nonperforming Originated Assets
Nonperforming, nonaccrual loans	$19,194	$19,837
Performing, nonaccrual loans	233	25

Total nonaccrual loans	19,427	19,862
Loans 90 days past due and still accruing	686	800

Total nonperforming loans	20,113	20,662
Repossessed loan collateral	19,285	12,642

Total	$39,398	$33,304

As a percentage of total originated assets	1.88%	1.50%

The amount of gross interest income that would have been recorded if all nonaccrual originated loans had been current in accordance with their original terms while outstanding was $279 thousand and $892 thousand in the third quarter and first nine months of 2010, respectively, compared with $443 thousand and $913 thousand for the third quarter and first nine months of 2009, respectively. The amount of interest income that was recognized on nonaccrual originated loans from all cash payments made during the three and nine months ended September 30, 2010, totaled $151 thousand and $583 thousand, respectively, compared with $140 thousand and $263 thousand, respectively, for the third quarter and first nine months of 2009, respectively. These cash payments represent annualized yields of 3.27% and 3.93%, respectively, for the third quarter and the first nine months of 2010 compared with 1.76% and 1.60%, respectively, for the third quarter and first nine months of 2009.
There were no cash payments received, which were applied against the book balance of originated nonaccrual loans outstanding at September 30, 2010 in the third quarter and the first nine months of 2010. Total cash payments received during the third quarter and the first nine months of 2009 which were applied against the book balance of nonaccrual loans outstanding at September 30, 2009 totaled approximately $-0- thousand and $1 thousand, respectively.
Fifty one loans comprised the $19.4 million in nonaccrual originated loans as of September 30, 2010. During the first nine months of 2010 three commercial real estate relationships ($5.1 million) were transferred to OREO while one commercial relationship ($2.2 million) and one commercial real estate relationship ($1.3 million) became current and came off nonaccrual status. Conversely, one construction relationship ($4.1 million), three commercial real estate relationships ($3.9 million) and one commercial relationship ($1.6 million) were placed on nonaccrual status.
The Company had no restructured loans as of September 30, 2010 and December 31, 2009.
Delinquent originated commercial, construction and commercial real estate loans on accrual status were as follows:

	At September 30,	At December 31,
	2010	2009
	(In thousands)
Originated Commercial Loans:
30-89 days delinquent:
Dollar amount	$16,210	$10,677
Percentage of total originated commercial loans	3.30%	2.14%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total originated commercial loans	—%	—%
Originated Construction Loans:
30-89 days delinquent:
Dollar amount	$149	$149
Percentage of total orignated construction loans	0.51%	0.46%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total orignated construction loans	—%	—%
Originated Commercial Real Estate Loans:
30-89 days delinquent:
Dollar amount	$13,524	$12,158
Percentage of total originated commercial real estate loans	1.76%	1.52%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total originated commercial real estate loans	—%	—%
The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no “sub-prime” originated loans as of September 30, 2010 and December 31, 2009. At September 30, 2010, $2.1 million originated residential real estate loans were on nonaccrual status.

Delinquent originated residential real estate, indirect automobile and other consumer loans on accrual status were as follows:

	At September 30,	At December 31,
	2010	2009
	(In thousands)
Originated Residential Real Estate Loans:
30-89 days delinquent:
Dollar amount	$520	$3,064
Percentage of total originated residential real estate loans	0.16%	0.83%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total originated residential real estate loans	—%	—%
Originated Indirect Automobile Loans:
30-89 days delinquent:
Dollar amount	$5,576	$6,506
Percentage of total originated indirect automobile loans	1.36%	1.49%
90 or more days delinquent:
Dollar amount	$627	$723
Percentage of total originated indirect automobile loans	0.15%	0.17%
Other Originated Consumer Loans:
30-89 days delinquent:
Dollar amount	$557	$762
Percentage of total other originated consumer loans	0.95%	1.25%
90 or more days delinquent:
Dollar amount	$59	$77
Percentage of total other originated consumer loans	0.10%	0.13%
Management believes the overall credit quality of the originated loan portfolio is reasonably stable; however, nonperforming originated assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, and collateral values or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual and delinquent originated loans will not occur in the future.
Allowance for Credit Losses
The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. The allowance for credit losses represents Management’s estimate of credit losses in excess of these principal reductions.
Management determined the credit default fair value discounts assigned to purchased loans remained adequate as an estimate of credit losses inherent in purchased loans as of September 30, 2010.

The following table summarizes the credit loss provision, net credit losses and allowance for credit losses for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Total originated loans outstanding at period end	$2,077,915	$2,267,130	$2,077,915	$2,267,130
Average originated loans outstanding during the period	2,096,937	2,289,331	2,132,687	2,360,540
Analysis of the allowance
Balance, beginning of period	42,409	45,815	43,736	47,563
Provision for loan losses	2,800	2,800	8,400	7,200
Provision for unfunded commitments	—	—	—	(400)
Loans charged off:
Commercial and commercial real estate	(2,010)	(1,514)	(4,141)	(3,288)
Real estate construction	—	—	(1,115)	(311)
Real estate residential	(759)	(114)	(1,568)	(242)
Consumer	(2,447)	(2,242)	(7,102)	(6,894)

Total originated loans chargeoffs	(5,216)	(3,870)	(13,926)	(10,735)
Recoveries of previously charged off originated loans:
Commercial and commercial real estate	170	110	750	258
Real estate construction	—	6	—	14
Real estate residential	—	—	—	—
Consumer	659	515	1,862	1,476

Total recoveries	829	631	2,612	1,748

Net loan losses	(4,387)	(3,239)	(11,314)	(8,987)

Balance, end of period	$40,822	$45,376	$40,822	$45,376

Net loan losses to average originated loans	0.83%	0.56%	0.71%	0.51%
Components:
Allowance for loan losses	$38,129	$42,683
Reserve for unfunded credit commitments	2,693	2,693

Allowance for credit losses	$40,822	$45,376

Allowance for loan losses /originated loans outstanding	1.83%	1.88%
The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss-sharing coverage relative to purchased covered loan carrying amounts, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to consumer loans. Current levels of indirect automobile loan losses are compared to initial allowance allocations and, based on Management judgment, additional allocations are applied, if needed, to estimated losses. For residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimated losses on residential real estate loans. Last, allocations are made to non-criticized and non-classified commercial loans based on historical loss rates and other statistical data.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $40.8 million allowance for credit losses to be adequate as a reserve against originated credit losses as of September 30, 2010.
The following table presents the allocation of the allowance for credit losses:

	At September 30,		At December 31,
	2010		2009
	(In thousands)
		Originated Loans		Originated Loans
	Allocation of the	as Percent of Total	Allocation of the	as Percent of Total
	Allowance Balance	Originated Loans	Allowance Balance	Originated Loans
Commercial	$18,934	61%	$19,108	59%
Real estate construction	2,697	1%	2,968	1%
Real estate residential	608	15%	1,529	17%
Consumer	7,155	23%	8,424	23%
Unallocated portion	11,428	—	11,707	—

Total	$40,822	100%	$43,736	100%

The allocation to loan portfolio segments changed from December 31, 2009 to September 30, 2010. The decrease in allocation for originated commercial loans was substantially attributable to a decrease in criticized originated commercial loans outstanding and lower commitments, partially offset by the balance of new impaired loans. Additionally, management’s evaluation of loss rates against originated commercial loan performance metrics. The decrease in allocation to originated real estate construction loans reflects a decline in originated criticized construction loans outstanding, partially offset by an increase in impaired loans. The decrease in the allocation to originated real estate residential loans is due to a lower outstanding balance of delinquent originated real estate residential loans and Management’s judgment regarding the appropriate allocation based on recent foreclosure losses and levels of originated nonaccrual mortgages. The lower allocation for originated consumer loans was primarily due to a lower outstanding balance of originated delinquent consumer loans and Management’s judgment regarding the appropriate allocation based on current levels of originated auto loan charge-offs. The unallocated portion of the allowance for credit losses decreased $279 thousand from December 31, 2009 to September 30, 2010. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At September 30, 2010 and December 31, 2009, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($2.4 million and $2.3 million, respectively), external competitive issues ($0.8 million and $0.8 million, respectively), internal credit administration considerations ($2.0 million and $2.0 million, respectively), and delinquency and problem loan trends ($3.4 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its originated loan portfolio, extent of migration of previously non-classified originated loans to classified status, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $11.4 million at September 30, 2010, compared to $11.7 million at December 31, 2009.
Asset/Liability and Market Risk Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

Interest Rate Risk
Interest rate risk is a significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The timing and amount of cash flows of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on loan demand, demand for various deposit products, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.
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
The Company’s asset and liability position ranged from “neutral” to slightly “asset sensitive” at September 30, 2010, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. A slightly “asset sensitive” position results in a slightly larger increase in interest income than in interest expense resulting from application of assumed interest rate changes. Management’s simulation modeling is currently biased toward rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending September 30, 2011. Using the current composition of the Company’s balance sheet and assuming an increase of 100 basis points (“bp”) in the federal funds rate and an increase of 60 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending September 30, 2011. The Sonoma Valley Bank acquired assets and assumed liabilities have not significantly altered the Company’s asset/liability position. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. In the current operating environment, Management’s objective is to maintain a “neutral” to slightly “asset sensitive” interest rate risk position. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
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
Liquidity and Funding
The Company generates significant liquidity from its operating activities. The Company’s profitability during the first nine months of 2010 and 2009 contributed substantial operating cash flows of $90.0 million and $140.4 million, respectively. In the first nine months of 2010, the Company paid $31.6 million in common shareholder dividends and used $22.2 million to repurchase and retire common stock. In the first nine months of 2009, the Company paid $30.8 million in common shareholder dividends and used $1.5 million to repurchase and retire common stock.
The Company’s routine sources of liquidity include investment securities, consumer and other loans, and other borrowed funds. During the first nine months of 2010, investment securities provided $230.5 million in liquidity from paydowns and maturities and $279.8 million was used to purchase securities. Loans provided $227.1 million in liquidity from scheduled payments, paydowns and maturities, net of loan fundings. First nine months of 2010, operating and investing liquidity provided funds to meet a net reduction in deposits totaling $237.8 million and a $114.8 million reduction in short-term borrowed funds.
During the first nine months of 2009, investment securities provided $248.2 million in liquidity from paydowns and maturities, and loans provided $324.3 million in liquidity from scheduled payments, paydowns and maturities, net of loan fundings. Operating cash flows in the first nine months of 2009 increased $30 million from the settlement of County Bank securities sales which were unsettled trades on the acquisition date. The Company also raised $83.7 million from the issuance of preferred stock to the United States Treasury in the first quarter of 2009 and redeemed $42 million of the same preferred stock in the third quarter of 2009. During the first nine months of 2009, a portion of the liquidity provided by operating activities, investment securities and loans provided funds to meet a net reduction in deposits totaling $298.8 million and a reduction in short-term borrowed funds, primarily federal funds purchased which declined from $335 million at December 31, 2008 to $-0- at September 30, 2009.
The Company projects $68.5 million in additional liquidity from investment security paydowns and maturities during the three months ending December 31, 2010. At September 30, 2010, $291.8 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. Substantially all of the Non Agency residential CMOs are rated AAA based on their subordination structures without reliance on monoline insurance. Other than nominal amounts of FHLMC and FNMA MBSs purchased for Community Reinvestment Act investment purposes and those securities purchased as part of the County acquisition, the Company has not purchased a residential CMO or residential MBS since November 2005. The residential CMOs and MBSs provided $37.2 million in liquidity from paydowns during the three months ended September 30, 2010. At September 30, 2010, indirect automobile loans totaled $409.1 million, which were experiencing stable monthly principal payments of approximately $16.4 million during the third quarter of 2010.
The Company held $1.2 billion in total investment securities at September 30, 2010. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2010, such collateral requirements totaled approximately $1.0 billion. At September 30, 2010, $569.5 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
In addition, at September 30, 2010, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

The Company anticipates maintaining its cash levels in the remainder of 2010. It is anticipated that loan demand from credit-worthy borrowers will be weak throughout 2010 and early 2011, although such demand will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. Changes in interest rates, most notably rising interest rates, could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.
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
Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income as a percentage of average common equity (“return on common equity” or “ROE”) was 18.3% in the first nine months of 2010, 25.8% in 2009 and 14.8% in 2008. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $12.7 million in the first nine months of 2010, $9.6 million in 2009 and $22.8 million in 2008.
The Company paid dividends totaling $31.6 million in the first nine months of 2010, $41.1 million in 2009 and $40.2 million in 2008, which represent dividends per share of $1.08, $1.41 and $1.39, respectively. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 404 thousand shares of common stock valued at $22.2 million in the first nine months of 2010, 42 thousand shares valued at $2.0 million in 2009 and 719 thousand shares valued at $35.9 million in 2008. Share repurchases were restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury; such restrictions were removed with full redemption of the preferred stock in November 2009.
The Company’s primary capital resource is shareholders’ equity, which increased $35.7 million or 7.1% at September 30, 2010 since December 31, 2009, primarily due to $70.8 million in profits earned during the first nine months of 2010 and $12.7 million in issuance of stock in connection with exercises of employee stock options, offset by $31.6 million in dividends paid and $22.2 million in stock repurchases.
Capital to Risk-Adjusted Assets
The following summarizes the ratios of capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At September 30,	At September 30,	At December 31,	Regulatory	by Regulatory
	2010	2009	2009	Requirement	Definition

Tier I Capital	13.59%	13.75%	13.20%	4.00%	6.00%
Total Capital	14.88%	15.07%	14.50%	8.00%	10.00%
Leverage ratio	8.52%	8.00%	7.60%	4.00%	5.00%
The risk-based capital ratios decreased at September 30, 2010 compared with September 30, 2009, due to redemption of the preferred stock and an increase in risk-weighted assets, partially offset by increased retained earnings. The risk-based capital ratios increased at September 30, 2010, compared with December 31, 2009, due to increased retained earnings, partially offset by an increase in risk-weighted assets. FDIC-covered assets are included in the 20% risk-weight category until the loss-sharing agreements terminate; the residential loss-sharing agreement expires February 6, 2019 and the non-residential loss-sharing agreement expires (as to losses) February 6, 2014.

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At September 30,	At September 30,	At December 31,	Regulatory	by Regulatory
	2010	2009	2009	Requirement	Definition

Tier I Capital	13.49%	12.93%	13.39%	4.00%	6.00%
Total Capital	14.95%	14.43%	14.88%	8.00%	10.00%
Leverage ratio	8.42%	7.49%	7.67%	4.00%	5.00%
The risk-based capital ratios increased at September 30, 2010, compared with September 30, 2009 and December 31, 2009, due to an increase in retained earnings, partially offset by an increase in risk-weighted assets.
The Company and the Bank intend to maintain regulatory capital in excess of the highest regulatory standard, referred to as “well capitalized.” The Company and the Bank routinely project capital levels by analyzing forecasted earnings, credit quality, securities valuations, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections, the Company and the Bank expect to maintain regulatory capital levels exceeding the “well capitalized” standard and pay quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.
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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Act permanently raises the current standard maximum deposit insurance amount to $250,000. The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013. The FDIC issued a proposed rule to implement Section 343 of the Act to provide temporary unlimited coverage for noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012. These increases in deposit insurance limits could increase the Company’s future insurance assessments.
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
(b) None
(c) Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2010.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
	(In thousands, except per share data)
July 1 through July 31	61	$52.33	61	1,618

August 1 through August 31	33	51.48	33	1,998

September 1 through September 30	3	54.24	3	1,995

Total	97	$52.08	97	1,995

*
Includes 2 thousand, 1 thousand and 3 thousand shares purchased in July, August and September, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
Shares were repurchased during the period from July 1 through August 25, 2010 pursuant to a program approved by the Board of Directors on August 27, 2009 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2010. Shares were repurchased during the period from August 26, 2010 through September 30, 2010 pursuant to a replacement program approved by the Board of Directors on August 26, 2010 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2011.
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
Date: October 29, 2010

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