Form 10-K
period 2010-12-31
WESTAMERICA BANCORPORATION
filed 2011-02-28
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                    .
Commission File Number: 001-9383
WESTAMERICA BANCORPORATION
(Exact name of the registrant as specified in its charter)

CALIFORNIA	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1108 FIFTH AVENUE, SAN RAFAEL, CALIFORNIA 94901
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (707) 863-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of class:	Name of each exchange on which registered:
Common Stock, no par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2010 as reported on the NASDAQ Global Select Market, was $1,471,390,970.19. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 18, 2010 29,014,782 Shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 28, 2011, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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
These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current difficulties in the national and California economies and the effects of federal government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses including the recent acquisitions of assets and assumption of liabilities from the Federal Deposit Insurance Corporation; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; and (12) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. See also “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this Report.
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
The Company acquired five additional banks within its immediate market area during the early to mid 1990’s. In April 1997, the Company acquired ValliCorp Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. Under the terms of all of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired institutions. The subsidiary banks acquired were merged with and into WAB. These six aforementioned business combinations were accounted for as poolings-of-interests.
In August, 2000, the Company acquired First Counties Bank. In June of 2002 the Company acquired Kerman State Bank. On March 1, 2005, the Company acquired Redwood Empire Bancorp, the parent company of National Bank of the Redwoods (NBR). These acquisitions were accounted for using the purchase accounting method.

On February 6, 2009, Westamerica Bank acquired the banking operations of County Bank (“County”) from the Federal Deposit Insurance Corporation (“FDIC”). The Bank acquired approximately $1.62 billion in assets and assumed approximately $1.58 billion liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on acquired loans and foreclosed loan collateral. Under the terms of the loss sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million of losses, and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The County acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. The Company recorded a “bargain purchase” gain totaling $48.8 million resulting from the acquisition, which is a component of noninterest income on the statement of income. The amount of the gain is equal to the amount by which the estimated fair value of assets purchased exceeded the estimated fair value of liabilities assumed.
On August 20, 2010, Westamerica Bank acquired assets and assumed liabilities of the former Sonoma Valley Bank (“Sonoma”) from the FDIC. The acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB ASC 805, Business Combinations.
Management made significant estimates and exercised significant judgment in accounting for these 2009 and 2010 acquisitions. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded identifiable intangible assets representing the value of the core deposit customer bases based on Management’s evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible assets, Management used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings which were purchased and assumed. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the acquisition.
At December 31, 2010, the Company had consolidated assets of approximately $4.9 billion, deposits of approximately $4.1 billion and shareholders’ equity of approximately $545.3 million. The Company and its subsidiaries employed 999 full-time equivalent staff as of December 31, 2010.
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

Regulation and Supervision of Banks
The Bank is a California state-chartered bank and its deposits are insured by the FDIC. The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”), and the FDIC. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.
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
On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.
•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.
•
Require bank regulatory agencies to seek to make their capital requirements for banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

•
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.
•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company’s assets are currently less than $10 billion, interchange fees charged by larger institutions will likely dictate the level of fees smaller institutions will be able to charge to remain competitive.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.
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
As of December 31, 2010, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 10 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.
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
Premiums for Deposit Insurance
Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (“CAMELS rating”). The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.
In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend a restoration plan for the DIF, change the risk-based assessment system and set new assessment rates beginning in the second quarter of 2009. The initial base assessment rates range from 12 to 45 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 77.5 basis points.
In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF.
In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011; however, as further discussed below, the FDIC has elected to forego this increase under a new DIF restoration plan adopted in October 2010.
In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.
In February 2011, the FDIC issued a final rule changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a final rule revising the deposit insurance assessment system for “large” institutions having more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. The Bank is neither a “large” nor “highly complex” institution. Under the new assessment rules, the initial base assessment rates range from 5 to 35 basis points, and after potential adjustments for unsecured debt and brokered deposits, assessment rates range from 2.5 to 45 basis points. The Bank expects to pay lower FDIC assessments beginning April 1, 2011 under these new rules.
The Company cannot provide any assurance as to the effect of any future changes in its deposit insurance premium rates.
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
Programs To Mitigate Identity Theft
In November 2007, federal banking agencies together with the NCUA and FTC adopted regulations under the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program to detect, prevent and mitigate identity theft in connection with certain new and existing accounts. Covered accounts generally include consumer accounts and other accounts that present a reasonably foreseeable risk of identity theft. Each institution’s program must include policies and procedures designed to: (i) identify indicators, or “red flags,” of possible risk of identity theft; (ii) detect the occurrence of red flags; (iii) respond appropriately to red flags that are detected; and (iv) ensure that the program is updated periodically as appropriate to address changing circumstances. The regulations include guidelines that each institution must consider and, to the extent appropriate, include in its program.
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

Legislative changes, as well as technological and economic factors, can be expected to have an ongoing impact on competitive conditions within the financial services industry. While the future impact of regulatory and legislative changes cannot be predicted with certainty, the business of banking will remain highly competitive.
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
The discussion in this report under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management” and “- Liquidity” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph. The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities compared to the interest paid on deposits and other borrowings, and the Company’s success in competing for loans and deposits. The Company cannot control or prevent changes in the level of interest rates. They fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies, in particular, the Federal Open Market Committee of the FRB, and pricing practices of the Company’s competitors. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and other borrowings, and the rates received on loans and investment securities and paid on deposits and other liabilities.
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
The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 29.1 million shares of common stock were outstanding at December 31, 2010. Pursuant to its stock option plans, at December 31, 2010, the Company had outstanding options for 2.4 million shares of common stock, of which 1.9 million were currently exercisable. As of December 31, 2010, 3.7 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.
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
The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2010, approximately 1.9 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were affected at lower prices.
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
Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2010, real estate served as the principal source of collateral with respect to approximately 55% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy is currently weak following a severe recession. Much of the California real estate market has experienced a decline in values of varying degrees. This decline is having an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Economic conditions in California are subject to various uncertainties at this time, including the decline in construction and real estate sectors, the California state government’s budgetary difficulties and continuing fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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
A sustained or continuing weakness or weakening in business and economic conditions generally or specifically in the principal markets in which the Company does business could have one or more of the following adverse impacts on the Company’s business:
•	a decrease in the demand for loans and other products and services offered by the Company;
•	an increase or decrease in the usage of unfunded credit commitments;
•	an impairment of certain intangible assets, such as goodwill;
•
an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale;

•	an impairment of certain investment securities, such as state and local municipal securities;
•	an impairment of life insurance policies owned by the Company.
Current market conditions have also led to the failure or merger of a number of financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Weak economic conditions can significantly weaken the strength and liquidity of financial institutions. The Federal Reserve is currently maintaining policy and taking actions to increase liquidity and encourage economic growth.
The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates, in the State of California and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, healthy labor markets, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, high rates of unemployment, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.
Overall, during 2009 and 2010, the business environment has been adverse for many households, businesses and government entities in the United States including California. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, the demand for loans, loan volumes and related revenue, securities valuations, results of operations and financial condition.
The value of securities in the Company’s investment securities portfolio may be negatively affected by disruptions in securities markets.
The market for some of the investment securities held in the Company’s portfolio can be extremely volatile. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on the Company’s net income and capital levels.

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
The Company is subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of the Company’s customers and not for the benefit of investors. In the past, the Company’s business has been materially affected by these regulations. This trend is likely to continue in the future. As an example, the FRB has amended Regulation E, which implements the Electronic Fund Transfer Act, and the official staff commentary to the regulation, which interprets the requirements of Regulation E. The final rule limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine (ATM) and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions. The rule had a mandatory compliance date of July 1, 2010 for new accounts and August 15, 2010 for existing accounts. Implementation of the new provisions resulted in the reduction of overdraft fees collected by the Bank.
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
The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s accounting, customer relationship management and other systems. Communication and information systems failures can result from a variety of risks including, but not limited to, telecommunication line integrity, weather, terrorist acts, natural disasters, accidental disasters, unauthorized breaches of security systems, and other events. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s controls and procedures may fail or be circumvented.
Management regularly reviews and updates the Company’s internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. The Company maintains controls and procedures to mitigate against risks such as processing system failures and errors, and customer or employee fraud, and maintains insurance coverage for certain of these risks. Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Events could occur which are not prevented or detected by the Company’s internal controls or are not insured against or are in excess of the Company’s insurance limits or insurance underwriters’ financial capacity. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company may have underestimated losses on loans and loan collateral of the former County Bank or former Sonoma Valley Bank.
On February 6, 2009, the Bank acquired approximately $1.2 billion in loans and repossessed collateral of the former County Bank from the FDIC as its receiver. On August 20, 2010, the Bank acquired approximately $217 million in loans and repossessed loan collateral of the former Sonoma Valley Bank from the FDIC as its receiver. These purchased assets had suffered substantial deterioration, and the Company can provide no assurance that they will not continue to deteriorate now that they are the Bank’s assets. If Management’s estimates of purchased asset fair values as of the acquisition dates are higher than ultimate cash flows, the recorded carrying amount of the assets may need to be reduced with a corresponding charge to earnings, net of FDIC loss indemnification on County assets.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
Branch Offices and Facilities
Westamerica Bank is engaged in the banking business through 98 branch offices in 21 counties in Northern and Central California including 14 offices in Fresno County, 13 in Sonoma County, 11 in Marin County, seven each in Merced, Napa and Stanislaus Counties, five each in Lake, Contra Costa and Solano Counties, four in Kern County, three each in Alameda, Sacramento and Tulare Counties, two each in Mendocino, Nevada, and Placer Counties, and one each in San Francisco, Tuolumne, Kings, Madera and Mariposa Counties. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.
The Company owns 34 branch office locations and one administrative facility and leases 79 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.
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
ITEM 4. RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2010:
First quarter	$61.25	$50.87
Second quarter	60.37	52.17
Third quarter	55.99	50.04
Fourth quarter	56.72	48.70
2009:
First quarter	$51.29	$33.08
Second quarter	56.79	44.13
Third quarter	54.70	45.42
Fourth quarter	56.80	47.08

As of January 31, 2011, there were approximately 7,500 shareholders of record of the Company’s common stock.
The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the FRB pursuant to the BHCA. See Item 1, “Business — Supervision and Regulation.” As of December 31, 2010, $100 million was allowable for payment of dividends by the Company to its shareholders, under applicable laws and regulations.
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
On February 13, 2009, the Company issued to Treasury a warrant to purchase 246,640 shares of its common stock at an exercise price of $50.92 per share with an expiration date of February 13, 2019.
Stock performance
The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2010 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2000 and reinvestment of all dividends.

	Period ending
	2000	2001	2002	2003	2004	2005
Westamerica Bancorporation (WABC)	$100.00	$94.01	$97.60	$123.67	$147.87	$137.68
S&P 500 (SPX)	100.00	88.18	68.69	88.39	97.98	102.80
NASDAQ Bank Index (CBNK)	100.00	112.47	120.29	160.03	181.84	178.32

	Period ending
	2006	2007	2008	2009	2010
Westamerica Bancorporation (WABC)	$134.78	$123.00	$144.83	$161.92	$165.94
S&P 500 (SPX)	119.09	125.63	79.25	100.22	115.32
NASDAQ Bank Index (CBNK)	203.04	162.61	127.67	106.86	121.98

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2010 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2005 and reinvestment of all dividends.

	Period ending
	2005	2006	2007	2008	2009	2010
Westamerica Bancorporation (WABC)	$100.00	$97.89	$89.34	$105.19	$117.15	$120.53
S&P 500 (SPX)	100.00	115.84	122.21	77.09	97.49	112.18
NASDAQ Bank Index (CBNK)	100.00	113.86	91.19	71.60	59.92	68.41
ISSUER PURCHASES OF EQUITY SECURITIES
The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2010 (in thousands, except per share data).

			(c)	(d)
			Total Number	Maximum
			of Shares	Number of
		(b)	Purchased	Shares that
	(a)	Average	as Part of	May Yet Be
	Total	Price	Publicly	Purchased
	Number of	Paid	Announced	Under the
	Shares	per	Plans or	Plans or
Period	Purchased	Share	Programs*	Programs
October 1 through October 31	60	$50.76	60	1,935
November 1 through November 30	64	49.73	64	1,871
December 1 through December 31	4	53.90	4	1,867

Total	128	50.35	128	1,867

*
Includes 2 thousand, 1 thousand and 4 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the fourth quarter of 2010 pursuant to a program approved by the Board of Directors on August 26, 2010 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2011.
[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA
The following financial information for the five years ended December 31, 2010 has been derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein.
WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(Dollars in thousands, except per share data)

Year ended December 31:	2010	2009	2008	2007	2006
Interest income	$221,155	$241,949	$208,469	$235,872	$246,515
Interest expense	12,840	19,380	33,243	72,555	65,268

Net interest income	208,315	222,569	175,226	163,317	181,247
Provision for loan losses	11,200	10,500	2,700	700	445
Noninterest income:
Net losses from securities	—	—	(56,955)	—	—
Gain on acquisition	178	48,844	—	—	—
Deposit service charges and other	61,276	63,167	54,899	59,278	55,347

Total noninterest income (loss)	61,454	112,011	(2,056)	59,278	55,347
Noninterest expense
Visa litigation	—	—	(2,338)	2,338	—
Other noninterest expense	127,147	140,776	103,099	99,090	101,724

Total noninterest expense	127,147	140,776	100,761	101,428	101,724

Income before income taxes	131,422	183,304	69,709	120,467	134,425
Provision for income taxes	36,845	57,878	9,874	30,691	35,619

Net income	94,577	125,426	59,835	89,776	98,806

Preferred stock dividends and discount accretion	—	3,963	—	—	—

Net income applicable to common equity	$94,577	$121,463	$59,835	$89,776	$98,806

Earnings per share:
Basic	$3.24	$4.17	$2.07	$3.02	$3.17
Diluted	3.21	4.14	2.04	2.98	3.11
Per share:
Dividends paid	$1.44	$1.41	$1.39	$1.36	$1.30
Book value at December 31	18.74	17.31	14.19	13.60	13.89
Average common shares outstanding	29,166	29,105	28,892	29,753	31,202
Average diluted common shares outstanding	29,471	29,353	29,273	30,165	31,739
Shares outstanding at December 31	29,090	29,208	28,880	29,018	30,547
At December 31:
Originated loans	$2,029,541	$2,201,088	$2,382,426	$2,502,976	$2,531,734
Purchased covered loans	692,972	855,301	—	—	—
Purchased non-covered loans	199,571	—	—	—	—
Investments	1,252,212	1,111,143	1,237,779	1,578,109	1,780,617
Intangible assets and goodwill	156,277	157,366	136,907	140,148	143,801
Total assets	4,931,524	4,975,501	4,032,934	4,558,959	4,769,335
Total deposits	4,132,961	4,060,208	3,095,054	3,264,790	3,516,734
Short-term borrowed funds	107,385	227,178	457,275	798,599	731,977
Federal Home Loan Bank advances	61,698	85,470	—	—	—
Debt financing and notes payable	26,363	26,497	26,631	36,773	36,920
Shareholders’ equity	545,287	505,448	409,852	394,603	424,235
Financial Ratios:
For the year:
Return on assets	1.95%	2.39%	1.42%	1.93%	2.01%
Return on common equity	18.11%	25.84%	14.77%	22.11%	23.38%
Net interest margin *	5.54%	5.42%	5.13%	4.40%	4.57%
Net loan losses to average originated loans	0.79%	0.60%	0.44%	0.14%	0.04%
Efficiency ratio **	44.13%	39.74%	51.88%	41.46%	39.12%
At December 31:
Equity to assets	11.06%	10.16%	10.16%	8.66%	8.90%
Total capital to risk-adjusted assets	15.50%	14.50%	11.76%	10.64%	11.09%
Allowance for loan losses to originated loans	1.76%	1.86%	1.87%	2.10%	2.19%
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 53 through 92, as well as with the other information presented throughout the Report.
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
Acquisitions
As described in Note 2, Westamerica Bank (“Bank”) acquired assets and assumed liabilities of the former Sonoma Valley Bank (“Sonoma”) on August 20, 2010 from the Federal Deposit Insurance Corporation (“FDIC”).
On February 6, 2009, the Bank acquired assets and assumed liabilities of the former County Bank (“County”) from the FDIC. The Bank acquired approximately $1.62 billion assets and assumed approximately $1.58 billion liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on acquired loans and foreclosed loan collateral. Under the terms of the loss sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million of losses, and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.
In both acquisitions, the acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB ASC 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded identifiable intangible assets representing the value of the core deposit customer bases based on an evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible asset, Management used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, future FDIC insurance assessments, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings.

Net Income
For 2010, the Company reported net income applicable to common equity of $94.6 million or $3.21 diluted earnings per common share (“EPS”), compared with net income applicable to common equity of $121.5 million or $4.14 EPS, for 2009. The 2010 results included a $178 thousand gain on the acquisition of Sonoma compared with a $48.8 million gain on the acquisition of County in 2009. Further, the provision for loan losses increased in 2010 due to an increase in net loan losses and Management’s assessment of losses inherent in the loan portfolio not covered by FDIC loss-sharing agreements. In the first quarter of 2009 the Company issued $83.7 million in preferred stock to the United States Department of the Treasury. The Company redeemed $42 million of the preferred stock on September 2, 2009 and the remaining preferred stock on November 18, 2009. The preferred stock redemption required accelerated preferred stock discount accretion of $1.1 million, which reduced EPS $0.04. Also, in 2009, the Company eliminated $587 thousand in tax reserves due to a lapse in the statute of limitations, which reduced tax provisions and increased EPS $0.02.
Components of Net Income

Year ended December 31,
(Dollars in thousands except per share amounts)	2010	2009	2008
Net interest and fee income *	$226,683	$242,218	$196,257
Provision for loan losses	(11,200)	(10,500)	(2,700)
Noninterest income (loss)	61,454	112,011	(2,056)
Noninterest expense	(127,147)	(140,776)	(100,761)

Income before income taxes *	149,790	202,953	90,740
Taxes *	(55,213)	(77,527)	(30,905)

Net income	94,577	125,426	59,835
Preferred dividends and discount accretion	—	(3,963)	—

Net income applicable to common equity	$94,577	$121,463	$59,835

Net income applicable to common equity per average fully-diluted common share	$3.21	$4.14	$2.04
Net income applicable to common equity as a percentage of average shareholders’ equity	18.11%	25.84%	14.77%
Net income applicable to common equity as a percentage of average total assets	1.95%	2.39%	1.42%

*	Fully taxable equivalent (FTE)
Comparing 2010 to 2009, net income applicable to common equity decreased $26.9 million, primarily due to a $48.8 million gain on acquisition in 2009, lower net interest income (FTE) and higher provision for loan losses, partially offset by decreases in noninterest expense and income tax provision (FTE) and the elimination of preferred stock dividends and discount accretion. The lower net interest income (FTE) was primarily caused by a lower volume of average interest earning assets, lower yields on investments and higher rates paid on borrowings, partially offset by higher yields on loans, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses increased $700 thousand, reflecting Management’s assessment of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest income decreased $50.6 million largely due to a $48.8 million acquisition gain in 2009. Noninterest expense declined $13.6 million primarily due to decreases in personnel, occupancy and equipment expenses subsequent to integrating the acquired County operations and lower FDIC insurance assessments. The income tax provision (FTE) decreased $22.3 million. Net income applicable to common equity in 2009 reflected $4.0 million in preferred stock dividends and discount accretion.
Comparing 2009 to 2008, net income applicable to common equity increased $61.6 million, due to higher net interest income (FTE), higher service charges on deposit accounts, the “bargain purchase” gain and 2008 securities losses and impairment charges, partially offset by increases in the provision for loan losses, noninterest expense and income tax provision (FTE) and the 2008 gain on sale of Visa common stock and reversal of noninterest expense related to Visa litigation contingencies. The higher net interest income (FTE) was mainly generated by loans acquired from County, lower rates paid on interest-bearing deposits and other short-term borrowings, and lower average balances of borrowings, partially offset by lower yields on loans, lower average investments and higher average balances of interest-bearing deposits. The provision for loan losses increased $7.8 million reflecting higher net loan losses and Management’s assessment of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest income increased $114.1 million in 2009 compared with 2008 largely due to higher service charges on deposit accounts earned from assumed deposits, the “bargain purchase” gain and the 2008 securities losses, partially offset by the 2008 gain on Visa common stock and reversal of Visa litigation expense. The income tax provision (FTE) increased $46.6 million due to higher profitability.

Net Interest Income
The Company’s primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings. Net interest income (FTE) in 2010 decreased $15.5 million or 6.4% from 2009, to $226.7 million. Comparing 2009 to 2008, net interest income (FTE) increased $46.0 million or 23.4% from 2008, to $242.2 million.
Components of Net Interest Income

Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Interest and fee income	$221,155	$241,949	$208,469
Interest expense	(12,840)	(19,380)	(33,243)
FTE adjustment	18,368	19,649	21,031

Net interest income (FTE)	$226,683	$242,218	$196,257

Net interest margin (FTE)	5.54%	5.42%	5.13%

Comparing 2010 with 2009, net interest income (FTE) decreased primarily due to a lower volume of average interest earning assets (down $378 million) and lower yields on investments (down 0.29%), partially offset by higher yields on loans (up 0.12%), lower average balances of interest-bearing liabilities (down $287 million) and lower rates paid on interest-bearing deposits (down 0.2%).
In Management’s judgment, economic conditions create a cautious view toward commercial lending, and economic pressure on consumers has reduced demand for automobile and other consumer loans. As a result, the Company has not taken an aggressive posture relative to current loan portfolio growth.
At December 31, 2010, purchased FDIC covered loans represented 24 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan.
Comparing 2010 with 2009, interest and fee income (FTE) was down $22.1 million or 8.4%. The decrease resulted from a lower volume of average interest earning assets and lower yields on investment securities, partially offset by higher yields on loans. Average interest earning assets decreased $378 million or 8.5% in 2010 compared with 2009 due to a $273 million decrease in average loans and a $105 million decrease in average investments. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of taxable commercial loans (down $92 million), residential real estate loans (down $75 million), indirect automobile loans (down $50 million), commercial real estate loans (down $38 million), tax-exempt commercial loans (down $20 million) and construction loans (down $11 million). The average investment portfolio decreased $105 million largely due to declines in average balances of residential collateralized mortgage obligations (down $87 million), residential mortgage backed securities (down $41 million) and municipal securities (down $31 million), partially offset by increases in average balances of $34 million of corporate securities and $20 million of U.S. government sponsored entity obligations.
The average yield on interest earning assets in 2010 was 5.85%, unchanged from 2009. The loan portfolio yield in 2010 compared with 2009 period was higher by 0.12%, due to increases in yields on taxable commercial loans (up 0.58%) and construction loans (up 1.36%), partially offset by a 0.35% decrease in yields on residential real estate loans. The investment portfolio yield decreased from 5.42% in 2009 to 5.13% in 2010 as maturities and paydowns on higher yielding portfolio securities were replaced with newly purchased securities bearing lower yields. Current market yields are generally lower than the blended yields on existing portfolios. Yields on U.S. government sponsored entity obligations decreased 2.7%. Yields on municipal securities and U.S. Treasuries declined 0.08% and 2.24%, respectively.

Comparing 2010 with 2009, interest expense declined $6.5 million or 33.7%, primarily due to lower average balances of interest-bearing liabilities and lower rates on interest-bearing deposits. The Company’s average checking and savings deposits represented 77% of total deposits in 2010 compared with 74% in 2009. As a result, the Company’s reliance on higher-costing time deposits was reduced. Average interest-bearing liabilities in 2010 fell by $287 million from 2009 mainly due to decreases in average balances of federal funds purchased (down $108 million), FHLB advances (down $45 million), time deposits less than $100 thousand (down $100 million), time deposits $100 thousand or more (down $57 million) and money market checking accounts (down $14 million), partially offset by increases in the average balance of money market savings (up $24 million) and regular savings (up $16 million). Rates paid on interest-bearing liabilities averaged 0.45% in 2010 compared with 0.62% in 2009. The average rate paid on interest-bearing deposits declined 0.2% to 0.34% in 2010 compared with 2009 mainly due to lower rates on time deposits less than $100 thousand (down 0.49%), time deposits $100 thousand or more (down 0.26%), preferred money market savings (down 0.16%) and regular savings (down 0.08%).
The growth in average interest earning assets in 2009 compared with 2008 was attributable to the acquisition of County loans from the FDIC. The average balance of such loans for 2009 was $897.9 million. Average interest earning assets increased $650.0 million or 17.0% for 2009 compared with 2008. A $794.4 million increase in the average balance of the loan portfolio was attributable to increases in average balances of commercial real estate loans (up $447.2 million), taxable commercial loans (up $311.0 million) and consumer loans (up $91.0 million), partially offset by a $36.2 million decrease in the average balance of residential real estate loans and a $21.9 million decrease in the average balance of tax-exempt commercial loans. The acquired County loan portfolio did not contain significant volumes of tax-exempt commercial loans or residential real estate loans. Average investments decreased by $144.4 million due to declines in the average balances of U.S. government sponsored entity obligations (down $108.8 million), municipal securities (down $20.3 million) and a $41.9 million decline in average balances of FHLMC and FNMA stock resulting from an impairment charge in 2008, partially offset by a $18.7 million increase in the average balance of mortgage backed securities and collateralized mortgage obligations.
The average yield on interest earning assets in 2009 was 5.85% compared with 6.00% in 2008. The loan portfolio yield in 2009 compared with 2008 was lower by 0.29%, due to decreases in yields on taxable commercial loans (down 1.24%), commercial real estate loans (down 0.47%) and real estate construction loans (down 2.34%), partially offset by consumer loans (up 0.13%) and tax-exempt commercial loans (up 0.12%). The investment portfolio yield decreased by 0.06%. The decrease resulted from a 0.11% decline in yields on mortgage backed securities and collateralized mortgage obligations and a 4.92% decline in yields on corporate and other securities which was affected primarily by suspended dividends on FHLMC and FNMA preferred stock, partially offset by higher yields on U.S. government sponsored entity obligations (up 0.04%).
Comparing 2009 with 2008, interest expense decreased $13.9 million due to lower rates paid, lower average balances of short-term borrowings and higher levels of shareholders’ equity, offset in part by higher average balances of interest-bearing deposits. Average interest-bearing liabilities in 2009 rose by $568.1 million or 22.1% over 2008 mainly through the County acquisition. A $729.1 million growth in interest-bearing deposits was mostly attributable to increases in average balances of time deposits less than $100 thousand (up $264.2 million), time deposits over $100 thousand (up $118.3 million), money market checking accounts (up $154.9 million), money market savings (up $125.0 million) and regular savings (up $72.4 million). Short-term borrowings decreased $153.7 million, mainly the net result of lower average balances of federal funds purchased (down $303.8 million) and sweep accounts (down $13.2 million), partially offset by higher average balances of repurchase agreements (up $86.6 million) and FHLB advances (up $79.4 million). Average balances of long-term debt also declined $7.2 million. Rates paid on interest-bearing liabilities averaged 0.62% in 2009 compared with 1.29% in 2008. The average rate paid on interest-bearing deposits declined 0.53% to 0.54% in 2009 mainly due to lower rates on time deposits less than $100 thousand (down 1.71%), time deposits over $100 thousand (down 1.23%) and preferred money market savings (down 0.94%). Rates on short-term borrowings were also lower by 1.02% largely due to federal funds (down 1.99%) and repurchase agreements (down 1.26%).

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amount of interest expense paid on average interest-bearing liabilities and the resulting rates paid. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate.
Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2010
		Interest	Rates
	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid
Assets
Money market assets and funds sold	$1,820	$2	0.11%
Investment securities:
Available for sale
Taxable	299,730	8,806	2.94%
Tax-exempt (1)	183,484	11,982	6.53%
Held to maturity
Taxable	175,475	7,641	4.35%
Tax-exempt (1)	479,969	30,075	6.27%
Loans:
Commercial
Taxable	536,530	34,140	6.36%
Tax-exempt (1)	166,702	10,941	6.56%
Commercial real estate	1,245,369	81,755	6.56%
Real estate construction	68,602	3,711	5.41%
Real estate residential	357,398	15,668	4.38%
Consumer	579,432	34,802	6.01%

Total Loans (1)	2,954,033	181,017	6.13%

Interest earning assets (1)	4,094,511	239,523	5.85%
Other assets	758,969

Total assets	$4,853,480

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,412,702	—	—
Savings and interest-bearing transaction	1,676,882	3,543	0.21%
Time less than $100,000	358,096	1,769	0.49%
Time $100,000 or more	550,810	3,406	0.62%

Total interest-bearing deposits	2,585,788	8,718	0.34%
Short-term borrowed funds	202,663	1,991	0.97%
Federal Home Loan Bank advances	34,378	437	1.25%
Debt financing and notes payable	26,433	1,694	6.41%

Total interest-bearing liabilities	2,849,262	12,840	0.45%
Other liabilities	69,333
Shareholders’ equity	522,183

Total liabilities and shareholders’ equity	$4,853,480

Net interest spread (2)			5.40%
Net interest income and interest margin (1)(3)		$226,683	5.54%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2009
		Interest	Rates
	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid
Assets
Money market assets and funds sold	$841	$3	0.36%
Investment securities:
Available for sale
Taxable	240,829	9,002	3.74%
Tax-exempt (1)	166,669	11,217	6.73%
Held to maturity
Taxable	307,763	13,971	4.54%
Tax-exempt (1)	529,597	33,334	6.29%
Loans:
Commercial
Taxable	629,027	36,360	5.78%
Tax-exempt (1)	186,295	12,362	6.64%
Commercial real estate	1,283,114	84,473	6.58%
Real estate construction	79,425	3,213	4.05%
Real estate residential	431,931	20,640	4.73%
Consumer	617,169	37,023	6.00%

Total Loans (1)	3,226,961	194,071	6.01%

Interest earning assets (1)	4,472,660	261,598	5.85%
Other assets	613,977

Total assets	$5,086,637

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,354,534	—	—
Savings and interest-bearing transaction	1,648,095	4,677	0.28%
Time less than $100,000	458,117	4,506	0.98%
Time $100,000 or more	607,642	5,366	0.88%

Total interest-bearing deposits	2,713,854	14,549	0.54%
Short-term borrowed funds	316,306	2,132	0.67%
Federal Home Loan Bank advances	79,417	1,010	1.25%
Debt financing and notes payable	26,567	1,689	6.36%

Total interest-bearing liabilities	3,136,144	19,380	0.62%
Other liabilities	71,635
Shareholders’ equity	524,324

Total liabilities and shareholders’ equity	$5,086,637

Net interest spread (2)			5.23%
Net interest income and interest margin (1)(3)		$242,218	5.42%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2008
		Interest	Rates
	Average	Income/	Earned/
(Dollars in thousands)	Balance	Expense	Paid
Assets
Money market assets and funds sold	$817	$3	0.37%
Investment securities:
Available for sale
Taxable	205,138	8,854	4.32%
Tax-exempt (1)	196,993	13,795	7.00%
Held to maturity
Taxable	436,041	19,237	4.41%
Tax-exempt (1)	551,120	34,328	6.23%
Loans:
Commercial
Taxable	318,075	22,341	7.02%
Tax-exempt (1)	208,155	13,575	6.52%
Commercial real estate	835,925	58,913	7.05%
Real estate construction	76,086	4,863	6.39%
Real estate residential	468,140	22,683	4.85%
Consumer	526,175	30,908	5.87%

Total Loans (1)	2,432,556	153,283	6.30%

Interest earning assets (1)	3,822,665	229,500	6.00%
Other assets	397,098

Total assets	$4,219,763

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,181,679	—	—
Savings and interest-bearing transaction	1,301,556	5,642	0.43%
Time less than $100,000	193,889	5,209	2.69%
Time $100,000 or more	489,326	10,331	2.11%

Total interest-bearing deposits	1,984,771	21,182	1.07%
Short-term borrowed funds	549,438	9,958	1.81%
Debt financing and notes payable	33,807	2,103	6.22%

Total interest-bearing liabilities	2,568,016	33,243	1.29%
Other liabilities	64,992
Shareholders’ equity	405,076

Total liabilities and shareholders’ equity	$4,219,763

Net interest spread (2)			4.71%
Net interest income and interest margin (1)(3)		$196,257	5.13%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.

The following tables set forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.
Summary of Changes in Interest Income and Expense

Years Ended December 31,	2010 Compared with 2009
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$2	$(3)	$(1)
Investment securities:
Available for sale Taxable	1,950	(2,146)	(196)
Tax- exempt (1)	1,106	(341)	765
Held to maturity Taxable	(5,782)	(548)	(6,330)
Tax- exempt (1)	(3,110)	(149)	(3,259)
Loans:
Commercial:
Taxable	(5,666)	3,446	(2,220)
Tax- exempt (1)	(1,287)	(134)	(1,421)
Commercial real estate	(2,478)	(240)	(2,718)
Real estate construction	(480)	978	498
Real estate residential	(3,363)	(1,609)	(4,972)
Consumer	(2,267)	46	(2,221)

Total loans (1)	(15,541)	2,487	(13,054)

Total decrease in interest and fee income (1)	(21,375)	(700)	(22,075)

Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	80	(1,214)	(1,134)
Time less than $100,000	(834)	(1,903)	(2,737)
Time $100,000 or more	(466)	(1,494)	(1,960)

Total interest-bearing	(1,220)	(4,611)	(5,831)
Short-term borrowed funds	(920)	779	(141)
Federal Home Loan Bank advances	(645)	72	(573)
Notes and mortgages payable	(9)	14	5

Total decrease in interest expense	(2,794)	(3,746)	(6,540)

(Decrease) increase in net interest income (1)	$(18,581)	$3,046	$(15,535)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2009 Compared with 2008
(In thousands)	Volume	Rate	Total
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$—	$—	$—
Investment securities:
Available for sale Taxable	1,412	(1,264)	148
Tax- exempt (1)	(2,063)	(515)	(2,578)
Held to maturity Taxable	(5,812)	546	(5,266)
Tax- exempt (1)	(1,370)	376	(994)
Loans:
Commercial:
Taxable	18,549	(4,530)	14,019
Tax- exempt (1)	(1,452)	239	(1,213)
Commercial real estate	29,641	(4,081)	25,560
Real estate construction	197	(1,847)	(1,650)
Real estate residential	(1,742)	(301)	(2,043)
Consumer	5,435	680	6,115

Total loans (1)	50,628	(9,840)	40,788

Total increase (decrease) in interest and fee income (1)	42,795	(10,697)	32,098

Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	1,268	(2,233)	(965)
Time less than $100,000	4,022	(4,725)	(703)
Time $100,000 or more	2,059	(7,024)	(4,965)

Total interest-bearing	7,349	(13,982)	(6,633)
Short-term borrowed funds	(3,280)	(4,546)	(7,826)
Federal Home Loan Bank advances	1,010	—	1,010
Notes and mortgages payable	(460)	46	(414)

Total increase (decrease) in interest expense	4,619	(18,482)	(13,863)

Increase in net interest income (1)	$38,176	$7,785	$45,961

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Loan Losses
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered into with the FDIC. Further, the Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Due to the loss-sharing agreements and February 6, 2009 fair value recognition, the Company did not record a provision for loan losses during 2010 related to covered loans. The Company recorded purchased Sonoma loans at estimated fair value upon acquisition as of August 20, 2010. Due to the fair value recognition, the Company did not record a provision for loan losses for the period August 20, 2010 through December 31, 2010 related to purchased Sonoma loans. In Management’s judgment, the acquisition date purchased loan credit default discounts remaining at December 31, 2010 represent appropriate loss estimates for default risk inherent in the purchased loans. In 2010, the provision for loan losses was $11.2 million, compared to $10.5 million for 2009 and $2.7 million for 2008. The provision reflects Management’s assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income
Components of Noninterest Income

Years Ended December 31,
(In thousands)	2010	2009	2008
Service charges on deposit accounts	$33,517	$36,392	$29,762
Merchant credit card fees	9,057	9,068	10,525
Debit card fees	4,888	4,875	3,769
ATM fees and interchange	3,848	3,693	2,923
Other service charges	2,768	2,200	2,025
Trust fees	1,705	1,429	1,227
Check sale income	893	887	736
Safe deposit rental	678	697	593
Financial services commissions	747	583	830
Gain on acquisition	178	48,844	—
Securities losses and impairment	—	—	(62,653)
Gain on sale of Visa common stock	—	—	5,698
Other noninterest income	3,175	3,343	2,509

Total	$61,454	$112,011	$(2,056)

In 2010 noninterest income decreased $50.6 million compared with 2009 primarily due to the $48.8 million gain on acquisition of County in 2009. Service charges on deposits decreased $2.9 million or 7.9% due to declines in fees charged on overdrawn and insufficient accounts (down $2.4 million) and deficit fees charged on analyzed accounts (down $839 thousand), partially offset by service fees charged on checking accounts (up $373 thousand). New regulations over overdraft fees were adopted July 1, 2010 and limited the Bank’s ability to assess overdraft fees. Other noninterest income fell $168 thousand mostly due to miscellaneous fees and a gain on sale of foreclosed assets in 2009. The decline in other noninterest income was partially offset by a $490 thousand gain on sale of other assets in 2010. Other categories of fees partially offset the decline in noninterest income. Other service fees increased $568 thousand or 25.8% mainly due to increases in check cashing fees, internet banking fees and foreign currency commissions. Trust fees increased $276 thousand or 19.3% mostly due to new trust assets. Financial service commissions increased $164 thousand or 28.1%. ATM fees and interchange income was higher by $155 thousand or 4.2% due to increased transaction volumes.
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

Noninterest Expense
Components of Noninterest Expense

Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Salaries and related benefits	$61,748	$65,391	$51,492
Occupancy	15,633	18,748	13,703
Outsourced data processing	8,957	9,000	8,440
Amortization of intangible assets	6,333	6,697	3,221
FDIC insurance assessments	5,168	6,260	518
Equipment	4,325	5,859	3,801
Courier service	3,495	3,808	3,322
Professional fees	3,376	3,583	2,624
Loan expenses	1,639	2,031	911
Telephone	1,590	1,977	1,368
Postage	1,540	2,110	1,487
Stationery and supplies	1,285	1,555	1,170
OREO expense	895	616	255
Advertising and public relations	880	995	843
Operational losses	828	953	845
In-house meetings	726	1,177	837
Customer checks	660	749	920
Correspondent service charges	280	1,072	634
Visa litigation	—	—	(2,338)
Other	7,789	8,195	6,708

Total	$127,147	$140,776	$100,761

Noninterest expense to revenues (“efficiency ratio”)(FTE)	44.1%	39.7%	51.9%
Average full-time equivalent staff	1,015	1,115	891
Total average assets per full-time staff	$4,782	$4,562	$4,736

In 2010 noninterest expense decreased $13.6 million or 9.7% compared with 2009 primarily due to lower personnel, occupancy and equipment expenses resulting from the systems integrations and branch consolidations following the County acquisition and lower FDIC insurance assessments. Salaries and related benefits decreased $3.6 million or 5.6% primarily due to a reduction in salaries, executive bonus and workers compensation expense, partially offset by higher payroll taxes and group health insurance costs, annual merit increases and higher stock based compensation. Occupancy and equipment expenses decreased $3.1 million or 16.6% and $1.5 million or 26.2%, respectively, mainly due to branch and administrative office consolidations. FDIC insurance assessments decreased $1.1 million or 17.4% mostly due to a non-routine assessment charged in 2009. Amortization of intangibles declined $364 thousand or 5.4% as intangible assets are amortized on a declining balance method. A $792 thousand or 73.9% decrease in correspondent service charges was mostly attributable to higher interest received on reserve balances held with the Federal Reserve Bank. Loan expense decreased $392 thousand or 19.3% generally because 2009 included servicing fees on factoring receivables acquired from County; such factoring receivables were fully liquidated in April 2009. Offsetting the decline were higher credit report expenses. Telephone expense declined $387 thousand or 19.6% mainly due to branch and administrative office consolidations. In-house meeting expense decreased $451 thousand or 38.3% generally because 2009 included employee travel and lodging expenses related to the County integration. Professional fees declined $207 thousand or 5.8% mainly because 2009 included County related accounting and consulting fees. Postage also decreased $570 thousand or 27.0% primarily because 2009 included County related expense. Other categories which decreased from 2009 were courier service expense (down $313 thousand or 8.2%), stationery and supplies expense (down $270 thousand or 17.4%), operational losses (down $125 thousand or 13.1%) and advertising/public relations expense (down $115 thousand or 11.6%). Other noninterest expense decreased $406 thousand or 5.0% mainly because 2009 included lower cash surrender value accumulation for insurance policies, partially offset by a $400 thousand reduction in provision for loan commitments 2009. Offsetting the decreases in noninterest expense was OREO expense which increased $279 thousand or 45.3% mostly due to additional writedowns of foreclosed assets and higher levels of expenses due to higher volumes of foreclosed loan collateral.

Noninterest expense increased $40.0 million or 39.7% in 2009 compared with 2008 mainly due to acquisition related incremental costs, higher FDIC insurance assessments and the reversal of a $2.3 million accrual for Visa related litigation in 2008. County branch consolidations and system integrations occurred in August 2009. Salaries and related benefits increased $13.9 million or 27.0% primarily due to personnel costs related to the County acquisition. Occupancy expense increased $5.0 million or 36.8% mainly due to rent and maintenance costs for County’s branches and administrative offices. Equipment expense increased $2.1 million primarily due to additional expenses for former County branches. FDIC insurance assessments increased from $517 thousand in 2008 to $6.3 million in 2009 due to an increase in FDIC assessment rates to cover losses of failed banks. Amortization of deposit intangibles increased $3.5 million due to amortization of the core deposit intangible asset recognized for the assumed County deposit base. Professional fees increased $959 thousand generally due to higher legal and other professional fees. Postage increased $623 thousand mainly due to mailings of welcome packages and branch consolidation notices to acquired County customers. Stationary and supplies expense increased $385 thousand mostly due to printing welcome packages and branch consolidation notices to customers and supplying former County branches with Westamerica forms. Loan expense increased $1.1 million due to the County acquisition. Other categories of expenses increased due to the acquisition including outsourced data processing services expense (up $560 thousand), courier services (up $486 thousand), telephone expense (up $609 thousand), correspondent service charges (up $438 thousand), in-house meeting expense (up $340 thousand), operational losses (up $108 thousand) and advertising and public relations expenses (up $152 thousand). Other miscellaneous noninterest expense also increased $1.8 million mainly due to a $682 thousand increase in low income housing investment amortization, a $495 thousand increase in ATM and debit card network fees and insurance costs (up $176 thousand), partially offset by a $200 thousand lower provision for unfunded loan commitments. Under the terms of the FDIC loss-sharing agreements related to County, the Bank receives reimbursement from the FDIC for collection and administrative costs related to covered assets on which a loss has been recognized. FDIC expense reimbursements reduce the Bank’s overall cost of collection of covered assets.
Provision for Income Tax
The income tax provision (FTE) was $55.2 million in 2010 compared with $77.5 million in 2009. The 2010 effective tax rate (FTE) was 36.9% compared to 38.2% in 2009. The lower effective tax rate (FTE) in 2010 is primarily attributable to tax-exempt interest income representing a higher proportion of pre-tax income and increased limited partnership tax credits.
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
The Emergency Economic Stabilization Act, signed into law on October 3, 2008, provided ordinary tax treatment to losses on FHLMC and FNMA preferred stock held on September 6, 2008 or sold on or after January 1, 2008. As a result, the Company’s losses on FNMA and FHLMC preferred stock receive ordinary tax treatment for federal tax purposes. The State of California categorizes these losses as capital losses requiring capital gains for realization.
Investment Portfolio
The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.
Investment securities assigned to the available for sale portfolio are generally used to supplement the Company’s liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities. Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of the Company. If Management determines depreciation in any available for sale security is “other than temporary,” a securities loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is recorded as a credit or charge to earnings and the equity adjustment is reversed. At December 31, 2010, the Company held $671.5 million in securities classified as investments available for sale with a duration of 4.3 years. At December 31, 2010, an unrealized gain of $706 thousand, net of taxes $409 thousand, related to these securities was included in shareholders’ equity.

Securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. The held to maturity investment portfolio had a duration of 2.6 years at December 31, 2010 and, on the same date, those investments included $562.5 million in fixed-rate and $18.2 million in adjustable-rate securities. If Management determines depreciation in any held to maturity security is “other than temporary,” a securities loss will be recognized as a charge to earnings. The Company had no trading securities at December 31, 2010, 2009 and 2008. For more information on investment securities, see the notes accompanying the consolidated financial statements.
The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:
Available for Sale Portfolio

At December 31,
(In thousands)	2010	2009	2008
U.S. Treasury securities	$3,542	$2,987	$3,082
Securities of U.S. Government sponsored entities	172,877	21,041	11,077
Residential mortgage backed securities	109,829	146,005	41,240
Commercial mortgage backed securities	5,065	—	—
Obligations of States and political subdivisions	261,133	158,193	161,046
Residential collateralized mortgage obligations	25,603	41,410	59,851
Asset-backed securities	8,286	8,339	6,447
FHLMC and FNMA stock	655	1,573	821
Corporate securities	79,191	—	—
Other securities	5,303	4,660	4,890

Total	$671,484	$384,208	$288,454

The increase in residential mortgage backed securities from 2008 to 2009 was primarily due to $130 million in County residential mortgage backed securities purchased from the FDIC at fair value on February 6, 2009, partially reduced by paydowns.
The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2010. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.
Available for Sale Maturity Distribution

		After one	After five
At December 31, 2010,	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	one year	five years	ten years	years	backed	Other	Total
U.S. Treasury securities	$—	$3,542	$—	$—	$—	$—	$3,542
Interest rate	—%	1.03%	—%	—%	—%	—%	1.03%
U.S. Government sponsored entities	—	171,797	1,080	—	—	—	172,877
Interest rate	—	1.71%	5.29%	—	—	—	1.74%
States and political subdivisions	15,995	65,540	63,723	115,875	—	—	261,133
Interest rate (FTE)	4.29%	6.90%	6.51%	6.15%	—	—	6.35%
Asset-backed securities	—	—	—	8,286	—	—	8,286
Interest rate (FTE)	—	—	—	0.51%	—	—	0.51%
Corporate securities	5,465	73,726	—	—	—	—	79,191
Interest rate	0.67%	1.84%	—	—	—	—	1.77%

Subtotal	21,460	314,605	64,803	124,161	—	—	525,029
Interest rate	3.37%	2.81%	6.49%	5.77%	—	—	4.01%
Mortgage backed securities and residential collateralized mortgage obligations	—	—	—	—	140,497	—	140,497
Interest rate	—	—	—	—	4.63%	—	4.63%
Other without set maturities	—	—	—	—	—	5,958	5,958
Interest rate	—	—	—	—	—	6.69%	6.69%

Total	$21,460	$314,605	$64,803	$124,161	$140,497	$5,958	$671,484
Interest rate	3.37%	2.81%	6.49%	5.77%	4.63%	6.69%	4.18%

The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:
Held to Maturity Portfolio

At December 31,
(In thousands)	2010	2009	2008
Securities of U.S. Government sponsored entities	$—	$—	$110,000
Residential mortgage backed securities	40,531	61,893	85,676
Obligations of States and political subdivisions	455,372	516,596	545,237
Residential collateralized mortgage obligations	84,825	148,446	208,412

Total	$580,728	$726,935	$949,325

Fair value	$594,711	$736,270	$950,210

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2009. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate.
Held to Maturity Maturity Distribution

		After one	After five
At December 31, 2010,	Within	but within	but within	After ten	Mortgage-
(Dollars in thousands)	One year	five years	ten years	years	backed	Total
States and political subdivisions	$6,057	$92,837	$351,407	$5,071	$—	$455,372
Interest rate (FTE)	6.48%	5.95%	6.17%	3.02%	—	6.15%
Mortgage backed securities and residential collateralized mortgage obligations	—	—	—	—	125,356	125,356
Interest rate	—	—	—	—	4.37%	4.37%

Total	$6,057	$92,837	$351,407	$5,071	$125,356	$580,728
Interest rate	6.48%	5.95%	6.17%	3.02%	4.37%	5.77%

Loan Portfolio
For management purposes, the Company segregates its loan portfolio into three segments. Loans originated by the Company following its loan underwriting policies and procedures are separated from purchased loans. Former County Bank loans purchased from the FDIC with loss-sharing agreements on February 6, 2009 are segregated as are former Sonoma Valley Bank loans purchased from the FDIC on August 20, 2010.
The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:
Originated Loan Portfolio Distribution

At December 31,
(In thousands)	2010	2009	2008	2007	2006
Commercial	$474,183	$498,594	$524,786	$532,650	$556,564
Commercial real estate	757,140	801,008	817,423	856,581	907,259
Real estate construction	26,145	32,156	52,664	97,464	70,650
Real estate residential	310,196	371,197	458,447	484,549	507,553
Consumer	461,877	498,133	529,106	531,732	489,708

Total loans	$2,029,541	$2,201,088	$2,382,426	$2,502,976	$2,531,734

Purchased Covered Loan Portfolio Distribution

At December 31,
(In thousands)	2010	2009
Commercial	$168,985	$253,349
Commercial real estate	390,682	445,440
Real estate construction	28,380	40,460
Real estate residential	18,374	18,521
Consumer	86,551	97,531

Total loans	$692,972	$855,301

Purchased Non-covered Loan Portfolio Distribution

At December 31,
(In thousands)	2010
Commercial	$15,420
Commercial real estate	122,888
Real estate construction	21,620
Real estate residential	7,055
Consumer	32,588

Total loans	$199,571

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2010. Balances exclude residential real estate loans and consumer loans totaling $916.6 million. These types of loans are typically paid in monthly installments over a number of years.
Loan Maturity Distribution

At December 31, 2010	Within	One to	After
(In thousands)	One Year	Five Years	Five Years	Total
Commercial and commercial real estate *	$758,864	$979,298	$191,136	$1,929,298
Real estate construction	76,145	—	—	76,145

Total	$835,009	$979,298	$191,136	$2,005,443

Loans with fixed interest rates	$204,968	$281,159	$180,770	$666,897
Loans with floating or adjustable interest rates	630,041	698,139	10,366	1,338,546

Total	$835,009	$979,298	$191,136	$2,005,443

*	Includes demand loans
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
Loan Portfolio Credit Risk
The risk that loan customers do not repay loans extended by the Bank is the most significant risk to the Company. The Company closely monitors the markets in which it conducts its lending operations and follows a strategy to control exposure to loans with high credit risk. The Bank’s organization structure separates the functions of business development and loan underwriting; Management believes this segregation of duties avoids inherent conflicts of combining business development and loan approval functions. In measuring and managing credit risk, the Company adheres to the following practices.
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

Classified loans with higher levels of credit risk are further designated as “nonaccrual loans.” Management places classified loans on nonaccrual status when full collection of contractual interest and principal payments is in doubt. Interest previously accrued on loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements under loss- sharing agreements. The Company does not accrue interest income on nonaccrual loans. Interest payments received on nonaccrual loans are applied to reduce the carrying amount of the loan unless the carrying amount is well secured by loan collateral or covered by FDIC loss-sharing agreements. “Nonperforming assets” include nonaccrual loans, loans 90 or more days past due and still accruing, and repossessed loan collateral.
On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management separates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “purchased covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “purchased non-covered loans” and “originated loans”). At December 31, 2010, purchased covered loans totaled $693 million, or 24 percent of total loans, originated loans totaled $2.0 billion, or 69 percent and purchased non-covered loans totaled $200 million, or 7 percent of total loans.
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
The maximum risk to future earnings if First Tier losses exceed Management’s estimated $161 million in recognized losses under the FDIC loss-sharing agreements is estimated to be $12 million as follows (Dollars in thousands):

First Tier Loss Coverage	$269,000
Less: Recognized credit risk discount	161,203

Exposure to under-estimated risk within First Tier	107,797
Bank loss-sharing percentage	20	percent

First Tier risk to Bank, pre-tax	$21,559

First Tier risk to Bank, after-tax	$12,494

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $18 million as of December 31, 2010, which would be realized only if all purchased covered assets at December 31, 2010 generated no future cash flows.

Purchased covered assets have declined since the acquisition date, and losses have been offset against the estimated credit risk discount. Purchased covered assets totaled $715 million at December 31, 2010, net of a credit risk discount of $62 million, compared to $879 million at December 31, 2009, net of a credit risk discount of $93 million. Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $195 million and $205 million at December 31, 2010 and December 31, 2009, respectively. FDIC indemnification limits the Company’s loss exposure to covered classified assets.
In Management’s judgment, the credit risk discount recognized for the purchased County Bank assets remains adequate as an estimate of credit risk inherent in purchased covered assets as of December 31, 2010. In the event credit risk deteriorates beyond that estimated by Management, losses in excess of the credit risk discount would be recognized through a provision for loan losses, net of related FDIC loss indemnification.
Classified Purchased Covered Loans and Repossessed Loan Collateral (Classified Purchased Covered Assets)
The following is a summary of classified purchased covered loans and repossessed loan collateral without regard to FDIC indemnification:

	At December 31,
	2010	2009
	(In thousands)
Classified Purchased Covered Assets
Classified loans	$173,064	$181,516
Repossessed loan collateral	21,791	23,297

Total	$194,855	$204,813

Nonperforming Purchased Covered Loans and Repossessed Loan Collateral (Nonperforming Purchased Covered Assets)
The following is a summary of nonperforming purchased covered assets:

	At December 31,
	2010	2009
	(Dollars in thousands)
Nonperforming Purchased Covered Assets
Nonperforming, nonaccrual loans	$28,581	$66,965
Performing, nonaccrual loans	18,564	18,183

Total nonaccrual loans	47,145	85,148
Loans 90 days past due and still accruing	355	210

Total nonperforming loans	47,500	85,358
Repossessed loan collateral	21,791	23,297

Total	$69,291	$108,655

As a percentage of total purchased covered assets	9.69%	12.37%
Nonperforming purchased covered assets of the former County Bank are being administered by the Bank’s loan administration offices which are exclusively devoted to managing classified assets. The Bank applies strategies and tactics to maximize collections. Nonperforming purchased covered assets have declined $39.4 million in the twelve months ended December 31, 2010 due to the Bank’s asset workout practices. No assurance can be given that increases in classified purchased covered assets will not occur in the future.
The amount of gross interest income that would have been recorded if all nonaccrual purchased covered loans had been current in accordance with their original terms while outstanding was $4.3 million in 2010 and $3.9 million in 2009. The amount of interest income that was recognized on nonaccrual purchased covered loans from cash payments made in 2010 and 2009 was $5.3 million and $1.7 million, respectively. The yield on these cash payments was 8.16% for the year ended December 31, 2010 compared with 2.90% for the year ended December 31, 2009.
There were no cash payments received in 2010 which were applied against the book balance of nonaccrual purchased covered loans outstanding at December 31, 2010. Similarly, there were no cash payments received in 2009 which were applied against the book balances of nonaccrual purchased covered loans outstanding at December 31, 2009.

Purchased Non-covered Loans and Repossessed Loan Collateral (Purchased Non-covered Assets)
The purchased non-covered loans of the former Sonoma Valley Bank generally carry terms and conditions inferior to that deemed prudent by Management. Management expects higher loss rates on purchased non-covered assets than on originated assets.
The Bank recorded purchased non-covered assets at estimated fair value on the August 20, 2010 acquisition date. The credit risk discount ascribed to the $217 million acquired loan and repossessed loan collateral portfolio was $36 million representing estimated losses inherent in the assets at the acquisition date.
In Management’s judgment, the credit risk discount recognized for the purchased Sonoma Valley Bank assets remains adequate as an estimate of credit risk inherent in purchased non-covered assets as of December 31, 2010. In the event credit risk deteriorates beyond that estimated by Management, losses in excess of the credit risk discount would be recognized through a provision for loan losses, net of related FDIC loss indemnification.
Classified Purchased Non-covered Loans and Repossessed Loan Collateral (Classified Purchased Non-covered Assets)
The following is a summary of classified purchased non-covered loans and repossessed loan collateral:

At December 31,
2010
(In thousands)
Classified Purchased Non-covered Assets
Classified loans	$51,253
Repossessed loan collateral	2,196

Total	$53,449

Nonperforming Purchased Non-covered Loans and Repossessed Loan Collateral (Nonperforming Purchased Non-covered Assets)
The following is a summary of nonperforming purchased non-covered assets:

At December 31,
2010
(Dollars in thousands)
Nonperforming Purchased Non-covered Assets
Nonperforming, nonaccrual loans	$29,311
Performing, nonaccrual loans	9,852

Total nonaccrual loans	39,163
Loans 90 days past due and still accruing	1

Total nonperforming loans	39,164
Repossessed loan collateral	2,196

Total	$41,360

As a percentage of total purchased non-covered assets	20.50%
Nonperforming purchased non-covered assets of the former Sonoma Valley Bank are being administered by the Bank’s loan administration offices which are exclusively devoted to managing classified assets. The Bank applies strategies and tactics to maximize collections. No assurance can be given that increases in classified purchased non-covered assets will not occur in the future.
The amount of gross interest income that would have been recorded if all nonaccrual purchased non-covered loans, including loans that were, but are no longer on nonaccrual at year end, had been current in accordance with their original terms while outstanding was approximately $968 thousand in the period from August 20, 2010 through December 31, 2010, compared with $24 thousand recorded as interest income.
The amount of cash payments received in the period from August 20, 2010 through December 31, 2010, which were applied against the book balance of nonaccrual purchased non-covered loans, including loans that were but are no longer on nonaccrual at year end, totaled approximately $570 thousand.

Classified Originated Loans and Repossessed Loan Collateral (Classified Originated Assets)
The following is a summary of classified originated loans and repossessed loan collateral:

	At December 31,
	2010	2009
	(In thousands)
Classified Originated Assets
Classified loans	$61,980	$57,241
Repossessed loan collateral	11,424	12,642

Total	$73,404	$69,883

Nonperforming Originated Loans and Repossessed Loan Collateral (Nonperforming Originated Assets)
The following is a summary of nonperforming originated assets on the dates indicated:

	At December 31,
	2010	2009
	(Dollars in thousands)
Nonperforming Originated Assets
Nonperforming, nonaccrual loans	$20,845	$19,837
Performing, nonaccrual loans	23	25

Total nonaccrual loans	20,868	19,862
Loans 90 days past due and still accruing	766	800

Total nonperforming loans	21,634	20,662
Repossessed loan collateral	11,424	12,642

Total	$33,058	$33,304

As a percentage of total originated assets	1.62%	1.50%
Nonaccrual originated loans increased $1.0 million during the year ended December 31, 2010. Weak economic conditions have reduced some borrowers’ ability to repay loans and reduced collateral values, particularly real estate values. Forty loans comprised the $20.9 million in nonaccrual originated loans as of December 31, 2010.
The amount of gross interest income that would have been recorded if all nonaccrual originated loans had been current in accordance with their original terms while outstanding during the period was $1.2 million in 2010, $1.3 million in 2009 and $665 thousand in 2008. The amount of interest income that was recognized on nonaccrual originated loans from cash payments made in 2010, 2009 and 2008 was $780 thousand, $407 thousand and $511 thousand, respectively. Yields on these cash payments were 3.87%, 1.72% and 4.72%, respectively, for the year ended December 31, 2010, December 31, 2009 and December 31, 2008. Cash payments received in 2010, which were applied against the book balance of performing and nonperforming nonaccrual originated loans outstanding at December 31, 2010, totaled $-0- thousand, compared with approximately $1 thousand and $-0- thousand for the years ended December 31, 2009 and 2008, respectively.
Classified originated assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, collateral values or factors particular to the borrower. No assurance can be given that additional increases in classified originated assets will not occur in the future.
The Company had no restructured loans meeting the definition of “troubled debt restructurings” under ASC 310-40, “Troubled Debt Restructurings by Creditors” as of December 31, 2010 and December 31, 2009.

Delinquent originated commercial, construction and commercial real estate loans on accrual status were as follows:

	At December 31,
	2010	2009
	(Dollars in thousands)
Originated Commercial Loans:
30-89 days delinquent:
Dollar amount	$7,274	$10,677
Percentage of total originated commercial loans	1.53%	2.14%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total originated commercial loans	—%	—%
Originated Construction Loans:
30-89 days delinquent:
Dollar amount	$4,022	$149
Percentage of total originated construction loans	15.38%	0.46%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total originated construction loans	—%	—%
Originated Commercial Real Estate Loans:
30-89 days delinquent:
Dollar amount	$14,037	$12,158
Percentage of total originated commercial real estate loans	1.85%	1.52%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total originated commercial real estate loans	—%	—%
The Company’s residential real estate loan underwriting standards for first mortgages limit the loan amount to no more than 80 percent of the appraised value of the property serving as collateral for the loan at the time of origination, and require verification of income of the borrower(s). The Company had no “sub-prime” originated loans as of December 31, 2010 and December 31, 2009. At December 31, 2010, $1.9 million originated residential real estate loans were on nonaccrual status.

Delinquent originated residential real estate, indirect automobile and other consumer loans on accrual status were as follows:

	At December 31,
	2010	2009
	(Dollars in thousands)
Originated Residential Real Estate Loans:
30-89 days delinquent:
Dollar amount	$2,552	$3,064
Percentage of total originated residential real estate loans	0.82%	0.83%
90 or more days delinquent:
Dollar amount	$—	$—
Percentage of total originated residential real estate loans	—%	—%
Originated Indirect Automobile Loans:
30-89 days delinquent:
Dollar amount	$6,382	$6,506
Percentage of total originated indirect automobile loans	1.60%	1.49%
90 or more days delinquent:
Dollar amount	$647	$723
Percentage of total originated indirect automobile loans	0.16%	0.17%
Other Originated Consumer Loans:
30-89 days delinquent:
Dollar amount	$488	$762
Percentage of total other originated consumer loans	0.79%	1.25%
90 or more days delinquent:
Dollar amount	$119	$77
Percentage of total other originated consumer loans	0.19%	0.13%
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
Allowance for Credit Losses
The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described in the Nonperforming Loans section above, payments on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value credit risk discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. The allowance for credit losses represents Management’s estimate of credit losses in excess of these reductions in carrying value and FDIC loss-sharing indemnification.
Management determined the fair value credit risk discounts assigned to loans purchased on February 6, 2009 and August 20, 2010 remained adequate as an estimate of credit losses inherent in purchased loans as of December 31, 2010.

The following table summarizes the allowance for credit losses, chargeoffs and recoveries of the Company for the periods indicated:

Year ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Total originated loans outstanding at period end	$2,029,541	$2,201,088	$2,382,426	$2,502,976	$2,531,734
Average originated loans outstanding during the period	2,111,506	2,329,019	2,432,556	2,511,763	2,576,791
Analysis of the Allowance
Balance, beginning of period	$43,736	$47,563	$55,799	$59,023	$59,537
Provision for loan losses	11,200	10,500	2,700	700	445
Provision for unfunded credit commitments	—	(400)	(200)	(400)	5
Loans charged off:
Commercial	(6,844)	(6,066)	(1,262)	(1,648)	(1,176)
Commercial real estate	(1,256)	—	(34)	—	—
Real estate construction	(1,668)	(1,333)	(5,348)	—	—
Real estate residential	(1,686)	(506)	(131)	—	—
Consumer	(8,814)	(9,362)	(5,638)	(4,033)	(2,446)

Total chargeoffs	(20,268)	(17,267)	(12,413)	(5,681)	(3,622)

Recoveries of loans previously charged off:
Commercial	948	490	331	1,060	1,149
Commercial real estate	4	—	—	—	—
Real estate construction	—	664	—	—	—
Real estate residential	—	—	—	—	—
Consumer	2,709	2,186	1,346	1,097	1,509

Total recoveries	3,661	3,340	1,677	2,157	2,658

Net loan losses	(16,607)	(13,927)	(10,736)	(3,524)	(964)

Balance, end of period	$38,329	$43,736	$47,563	$55,799	$59,023

Components:
Allowance for loan losses	$35,636	$41,043	$44,470	$52,506	$55,330
Reserve for unfunded credit commitments	2,693	2,693	3,093	3,293	3,693

Allowance for credit losses	$38,329	$43,736	$47,563	$55,799	$59,023

Net loan losses to average originated loans	0.79%	0.60%	0.44%	0.14%	0.04%
Allowance for loan losses as a percentage of originated loans outstanding	1.76%	1.86%	1.87%	2.10%	2.19%
The Company’s originated loans outstanding declined over the five years presented in the above table. During 2006 and 2007, in Management’s opinion, competitive loan underwriting terms were too liberal to ensure high-quality loan originations, and loan pricing was not sufficient to ensure adequate profitability over the expected loan durations. The Company’s competitive posture during this period resulted in declining loan volumes. A severe recession and weak economic conditions impacted loan volumes throughout 2008, 2009 and 2010.
During 2008, 2009 and 2010, net loan losses increased due to weak economic conditions and declines in the value of real estate collateral. Accordingly, Management increased the provision for loan losses. The allowance for loan losses as a percentage of originated loans outstanding has gradually declined from 2006 through 2010. The decline is generally due to the realization of losses in 2008 through 2010 which were inherent in the loan portfolio in earlier years, and a reduction in the Company’s exposure to higher-risk originated real estate construction loans.
The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss-sharing coverage relative to purchased covered loan carrying amounts, credit default discounts ascribed to purchased loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to consumer loans. Current levels of indirect automobile loan losses are compared to initial allowance allocations and, based on Management judgment, additional allocations are applied, if needed, to estimate losses. For residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on residential real estate loans. Last, allocations are made to non-criticized and non-classified commercial loans based on historical loss rates and other statistical data.
The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from a range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $38.3 million allowance for credit losses to be adequate as a reserve against originated credit losses as of December 31, 2010.
The following table presents the allocation of the allowance for credit losses as of December 31 for the years indicated:
Allocation of the Allowance for Credit Losses

	2010		2009		2008		2007		2006
		Loans as		Loans as		Loans as		Loans as		Loans as
		Percent		Percent		Percent		Percent		Percent
	Allocation	of Total	Allocation	of Total	Allocation	of Total	Allocation	of Total	Allocation	of Total
	of the	Non-	of the	Non-	of the	Non-	of the	Non-	of the	Non-
At December 31,	Allowance	covered	Allowance	covered	Allowance	covered	Allowance	covered	Allowance	covered
(Dollars in thousands)	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans	Balance	Loans
Commercial	$9,878	23%	$9,190	23%	$12,833	22%	$16,890	21%	$14,454	22%
Commercial real estate	9,607	38%	9,918	36%	10,941	35%	10,343	35%	8,763	36%
Real estate construction	3,559	1%	2,968	1%	4,725	2%	5,403	4%	3,942	3%
Real estate residential	617	15%	1,529	17%	367	19%	388	19%	1,219	20%
Consumer	6,982	23%	8,424	23%	6,331	22%	4,626	21%	4,132	19%
Unallocated portion	7,686	—	11,707	—	12,366	—	18,149	—	26,513	—

Total	$38,329	100%	$43,736	100%	$47,563	100%	$55,799	100%	$59,023	100%

The allocation to loan portfolio segments changed from December 31, 2009 to December 31, 2010. The increase in allocation for originated commercial loans was substantially attributable to an increase in criticized originated commercial loans outstanding, partially offset by lower commitments. The allocation for originated commercial real estate loans decreased mostly due to a lower volume of loans, partially offset by an increase in criticized loans. The increase in allocation to originated real estate construction loans reflects an increase in impaired loans, partially offset by a decline in originated criticized construction loans outstanding. The decrease in the allocation to originated real estate residential loans is due to a lower outstanding balance of the originated real estate residential loan portfolio and Management’s judgment regarding the appropriate allocation based on recent foreclosure losses and levels of originated nonaccrual mortgages. The lower allocation for originated consumer loans was primarily due to a lower outstanding balance of originated delinquent consumer loans and Management’s judgment regarding the appropriate allocation based on current levels of originated auto loan charge-offs.

The unallocated portion of the allowance for credit losses decreased $4.1 million from December 31, 2009 to December 31, 2010. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At December 31, 2010 and December 31, 2009, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($1.2 million and $2.3 million, respectively), external competitive issues ($0.6 million and $0.8 million, respectively), internal credit administration considerations ($1.2 million and $2.0 million, respectively), and delinquency and problem loan trends ($2.5 million and $3.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its originated loan portfolio, extent of migration of previously non-classified originated loans to classified status, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $7.6 million at December 31, 2010, compared to $11.7 million at December 31, 2009.
The allocation to loan portfolio segments changed from December 31, 2008 to December 31, 2009. The decrease in allocation for originated commercial loans reflects Management’s evaluation of loss rates against originated commercial loan performance metrics. The decrease in allocation to originated real estate construction loans reflects a decrease in criticized originated construction loans outstanding. The elevated allocation for originated residential real estate loans is attributable to Management’s judgment regarding the appropriate allocation based on recent foreclosure losses and increased levels of nonaccrual originated mortgages. The higher allocation for originated consumer loans was primarily due to Management’s judgment regarding the appropriate allocation based on current levels of originated auto loan chargeoffs.
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
Impaired Loans
The Company considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. The Company does not apply this definition to smaller-balance loans that are collectively evaluated for credit risk. In assessing impairment, the Company reviews all nonaccrual commercial and construction loans with outstanding principal balances in excess of $1 million. Nonaccrual commercial and construction loans with outstanding principal balances less than $1 million, and large groups of smaller-balance homogeneous loans such as installment, personal revolving credit and residential real estate loans, are evaluated collectively for impairment under the Company’s standard loan loss reserve methodology.
Impaired purchased loans were recorded at fair value on the acquisition date.
The following summarizes the Company’s recorded investment in impaired originated loans for the dates indicated:

At December 31,
(In thousands)	2010	2009
Total impaired loans	$12,748	$2,447

Specific reserves	$1,365	$617

At December 31, 2010 and 2009, the Company measured impairment using the fair value of loan collateral. The average balance of the Company’s impaired originated loans for the year ended December 31, 2010 was $2.5 million compared with $5.3 million in 2009. All impaired loans are on nonaccrual status.

Asset/Liability and Market Risk Management
Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company’s management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.
Interest Rate Risk
Interest rate risk is a significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on deposit volumes, loan demand, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.
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
The Company’s asset and liability position was estimated to be “neutral” at December 31, 2010; the simulation model employed by Management measured similar amounts of increased interest income and interest expense in the most likely scenarios with rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending December 31, 2011. Conversely, using the current composition of the Company’s balance sheet and assuming an increase of 100 bp in the federal funds rate and an increase of 60 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending December 31, 2011. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.
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
Liquidity and Funding
The Company’s routine sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During 2010, the Company’s operating activities generated $115 million in liquidity providing adequate funds to pay common shareholders $42 million in dividends and fund $29 million in stock repurchases. Investing activities were a net source of cash in 2010. Loans provided $299 million in liquidity from scheduled payments, paydowns and maturities, net of loan fundings. The Company purchased $483 million in investment securities using $131 million in cash and $352 million from paydowns and maturities of investment securities. The Company primarily purchased securities of U.S. Government sponsored entities, obligations of states and political subdivisions, and corporate securities to offset decreases in residential mortgage backed securities and residential collateralized mortgage obligations. Other sources of cash from investing activities include net cash of $58 million from an acquisition, proceeds of $41 million under FDIC loss-sharing agreements and proceeds of $32 million from sale of foreclosed assets. Cash was applied to reduce short term borrowings by $206 million and to meet a net reduction in deposits totaling $177 million. The Company projects $196 million in additional liquidity from investment security paydowns and maturities in the twelve months ending December 31, 2011. At December 31, 2010, indirect automobile loans totaled $400 million, which were experiencing stable monthly principal payments of approximately $16 million during the last three months of 2010.
During 2009, the Company’s operating activities generated $149 million in liquidity, providing adequate funds to pay common shareholders $41 million in dividends. Further, investment securities provided $332.5 million in liquidity from paydowns and maturities, and loans provided $447.3 million in liquidity from scheduled payments and maturities, net of loan fundings. During 2009, a portion of the liquidity from investment securities and loans provided funds to reduce short term borrowings by $472 million and to meet a net reduction in deposits totaling $262.0 million.
The Company held $1.3 billion in total investment securities at December 31, 2010. Under certain deposit, borrowing and other arrangements, the Company must pledge investment securities as collateral. At December 31, 2010, such collateral requirements totaled approximately $898 million. At December 31, 2010, $581 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
At December 31, 2010, $260.8 million in collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The CMOs and MBSs have been experiencing stable principal paydowns of approximately $12.9 million per month during the last three months. In addition, at December 31, 2010, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.
The Company anticipates maintaining its cash levels throughout 2011. Loan demand from credit-worthy borrowers throughout 2011 will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of deposit balances is subject to competitive pressures, the success of the Company’s sales efforts, delivery of superior customer service and market conditions. Changes in interest rates, most notably rising interest rates, could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce borrowings or purchase investment securities. However, due to the general economic environment, competition and regulatory uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

Westamerica Bancorporation (“Parent Company”) is a separate entity and apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company’s revenues are obtained from subsidiary dividends and service fees. Payment of dividends to the Parent Company by the Bank is limited under California law. The amount that can be paid in any calendar year, without prior approval from the state regulatory agency, cannot exceed the net profits (as defined) for the preceding three calendar years less distributions in that period. The Company believes that such restriction will not have an impact on the Parent Company’s ability to meet its ongoing cash obligations. During 2010, 2009 and 2008, the Bank declared dividends to the Company of $69 million, $93 million and $100 million, respectively.
Contractual Obligations
The following table sets forth the known contractual obligations, except short-term borrowing arrangements and post retirement benefit plans, of the Company at December 31, 2010:

At December 31, 2010	Within	Over One to	Over Three to	After
(In thousands)	One Year	Three Years	Five Years	Five Years	Total
Long-Term Debt Obligations	$—	$15,000	$—	$10,000	$25,000
Federal Home Loan Bank advances	20,000	20,000	20,000	—	60,000
Operating Lease Obligations	9,192	14,790	7,812	1,397	33,191
Purchase Obligations	7,932	—	—	—	7,932

Total	$37,124	$49,790	$27,812	$11,397	$126,123

Long-term debt obligations and operating lease obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The purchase obligation consists of the Company’s minimum liability under a contract with a third-party automation services provider.
Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income as a percentage of average shareholders’ equity (“return on equity” or “ROE”) has been 14.8% in 2008, 25.8% in 2009 and 18.1% in 2010. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $22.8 million in 2008, $9.6 million in 2009 and $16.7 million in 2010.
The Company paid common dividends totaling $40.2 million in 2008, $41.1 million in 2009, and $42.1 million in 2010, which represent dividends per common share of $1.39, $1.41, and $1.44, respectively. In 2009, the Company was not able to, without the consent of the Treasury, increase the cash dividend on the Company’s common stock above $0.35 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 while the Treasury Preferred Stock was outstanding. This restriction was removed upon full redemption of the Treasury Preferred Stock on November 18, 2009. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 719 thousand shares valued at $35.9 million in 2008, 42 thousand shares valued at $2.0 million in 2009, and 533 thousand shares valued at $28.7 million in 2010. Share repurchases in most of 2009 were restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of Treasury Preferred Stock until complete redemption of the same preferred stock on November 18, 2009.
The Company’s primary capital resource is shareholders’ equity, which increased $39.8 million or 7.9% in 2010 from the previous year, primarily the net result of $94.6 million in net income earned during the year, and $16.7 million in issuance of stock in connection with exercises of employee stock options, offset by $42.1 million in common dividends paid, and $28.7 million in stock repurchases.
The Company’s ratio of equity to total assets was 11.06% at December 31, 2010 and 10.16% at December 31, 2009.

Capital to Risk-Adjusted Assets
The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

			Minimum
			Regulatory	Well
At December 31,	2010	2009	Requirement	Capitalized
Tier I Capital	14.21%	13.20%	4.00%	6.00%
Total Capital	15.50%	14.50%	8.00%	10.00%
Leverage ratio	8.44%	7.60%	4.00%	5.00%
The Company’s risk-based capital ratios increased at December 31, 2010, compared with December 31, 2009, primarily due to equity capital increasing relatively faster than risk-weighted assets.
The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

			Minimum
			Regulatory	Well
At December 31,	2010	2009	Requirement	Capitalized
Tier I Capital	13.87%	13.39%	4.00%	6.00%
Total Capital	15.33%	14.88%	8.00%	10.00%
Leverage ratio	8.19%	7.67%	4.00%	5.00%
The risk-based capital ratios increased at December 31, 2010, compared with December 31, 2009, due to retention of earnings, partially offset by an increase in risk-weighted assets. FDIC-covered assets are included in the 20% risk-weighted category due to loss sharing agreements, which expire on February 5, 2019 as to the residential real estate loans and on February 5, 2014 as to non-residential real estate loans. At such dates, previously FDIC-indemnified assets will be included in the 100% risk-weight category.
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
The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:
Deposit Distribution and Average Rates Paid

	2010			2009			2008
		Percentage			Percentage			Percentage
Years Ended December 31,	Average	of Total		Average	of Total		Average	of Total
(Dollars in thousands)	Balance	Deposits	Rate	Balance	Deposits	Rate	Balance	Deposits	Rate
Noninterest bearing demand	$1,412,702	35.3%	—%	$1,354,534	33.3%	—%	$1,181,679	37.3%	—%
Interest bearing:
Transaction	682,278	17.1%	0.13%	696,638	17.1%	0.14%	541,727	17.1%	0.26%
Savings	994,604	24.9%	0.27%	951,457	23.4%	0.39%	759,829	24.0%	0.56%
Time less than $100 thousand	358,096	8.9%	0.49%	458,117	11.3%	0.98%	193,889	6.1%	2.69%
Time $100 thousand or more	550,810	13.8%	0.62%	607,642	14.9%	0.88%	489,326	15.5%	2.11%

Total	$3,998,490	100.0%	0.34%	$4,068,388	100.0%	0.54%	$3,166,450	100.0%	1.07%

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. From 2009 to 2010 the deposit composition shifted from higher costing time deposits to lower costing checking and savings accounts. The Company’s average checking and savings accounts represented 77% of total deposits in 2010 compared with 74% in 2009. During 2010, total average deposits declined by $69.9 million or 1.7% from 2009 due to an $100.0 million decrease in average time deposits less than $100 thousand, a $56.8 million decrease in average time deposits $100 thousand or more and a $14.4 million decrease in average transaction accounts, partially offset by a $58.2 million increase in average noninterest bearing demand deposits and a $43.1 million increase in average savings deposits.
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
Total time deposits were $895.6 million and $991.4 million at December 31, 2010 and 2009, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

December 31,
(In thousands)	2010
2011	$772,138
2012	60,367
2013	26,034
2014	12,689
2015	20,778
Thereafter	3,570

Total	$895,576

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:
Deposits Over $100,000 Maturity Distribution

December 31,
(In thousands)	2010
Three months or less	$410,094
Over three through six months	52,355
Over six through twelve months	46,453
Over twelve months	45,027

Total	$553,929

Short-term Borrowings
The following table sets forth the short-term borrowings of the Company:
Short-Term Borrowings Distribution

At December 31,
(In thousands)	2010	2009	2008
Federal funds purchased	$—	$—	$335,000
Other borrowed funds:
Customer sweep accounts	105,237	109,332	119,015
Term repurchase agreements	—	99,044	—
Securities sold under repurchase agreements with customers	1,148	3,102	3,260
Line of credit	1,000	15,700	—

Total short term borrowings	$107,385	$227,178	$457,275

The term repurchase agreement matured on December 15, 2010.

Further detail of federal funds purchased and other borrowed funds is as follows:

Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$—	$107,732	$411,488
Maximum month-end balance during the year	—	365,000	665,000
Average interest rate for the year	—%	0.18%	2.17%
Average interest rate at period end	—%	—%	0.16%
Sweep accounts balances and rates paid on outstanding amount:
Average balance for the year	$101,690	$113,167	$126,394
Maximum month-end balance during the year	116,179	124,557	134,610
Average interest rate for the year	0.32%	0.41%	0.57%
Average interest rate at period end	0.22%	0.35%	0.53%
Term repurchase agreements balances and rates paid outstanding amount:
Average balance for the year	$94,842	$90,344	$—
Maximum month-end balance during the year	99,920	99,044	—
Average interest rate for the year	1.61%	1.53%	—%
Average interest rate at period end	—%	1.55%	—%
Securities sold under repurchase agreements balances and rates paid outstanding amount:
Average balance for the year	$2,314	$2,991	$6,698
Maximum month-end balance during the year	3,380	3,567	8,644
Average interest rate for the year	0.42%	0.61%	1.87%
Average interest rate at period end	0.35%	0.51%	1.06%
Line of credit balances and rates paid outstanding amount:
Average balance for the year	$3,817	$2,071	$4,858
Maximum month-end balance during the year	9,200	17,877	17,808
Average interest rate for the year	3.42%	3.13%	3.47%
Average interest rate at period end	4.10%	2.99%	—%
Financial Ratios
The following table shows key financial ratios for the periods indicated:

At and for the years ended December 31,	2010	2009	2008
Return on average total assets	1.95%	2.39%	1.42%
Return on average common shareholders’ equity	18.11%	25.84%	14.77%
Average shareholders’ equity as a percentage of:
Average total assets	10.76%	10.31%	9.60%
Average total loans	17.68%	16.25%	16.65%
Average total deposits	13.06%	12.89%	12.79%
Common dividend payout ratio	45%	34%	68%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2010 based on the criteria in Internal Control - Integrated Framework issued by COSO.
The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.
Dated February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited Westamerica Bancorporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP
San Francisco, California
February 25, 2011

CONSOLIDATED BALANCE SHEETS
(In thousands)

December 31,	2010	2009
Assets
Cash and due from banks	$338,793	$361,135
Money market assets	392	442
Investment securities available for sale	671,484	384,208
Investment securities held to maturity (fair values of $594,711 at December 31, 2010 and $736,270 at December 31, 2009)	580,728	726,935
Purchased covered loans	692,972	855,301
Purchased non-covered loans	199,571	—
Originated loans	2,029,541	2,201,088
Allowance for loan losses	(35,636)	(41,043)

Total loans	2,886,448	3,015,346
Non-covered other real estate owned	13,620	12,642
Covered other real estate owned	21,791	23,297
Premises and equipment, net	36,278	38,098
Identifiable intangibles	34,604	35,667
Goodwill	121,673	121,699
Interest receivable and other assets	225,713	256,032

Total Assets	$4,931,524	$4,975,501

Liabilities
Deposits:
Noninterest bearing deposits	$1,454,663	$1,428,432
Interest bearing deposits	2,678,298	2,631,776

Total deposits	4,132,961	4,060,208
Short-term borrowed funds	107,385	227,178
Federal Home Loan Bank advances	61,698	85,470
Debt financing and notes payable	26,363	26,497
Liability for interest, taxes and other expenses	57,830	70,700

Total Liabilities	4,386,237	4,470,053

Shareholders’ Equity
Common Stock (no par value)
Authorized — 150,000 shares
Issued and outstanding — 29,090 at December 31, 2010 and 29,208 at December 31, 2009	378,885	366,247
Deferred compensation	2,724	2,485
Accumulated other comprehensive Income	159	3,714
Retained earnings	163,519	133,002

Total Shareholders’ Equity	545,287	505,448

Total Liabilities and Shareholders’ Equity	$4,931,524	$4,975,501

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

For the years ended December 31,	2010	2009	2008
Interest and Fee Income
Loans	$177,224	$189,801	$148,659
Money market assets and funds sold	2	3	3
Investment securities available for sale	16,766	16,547	18,211
Investment securities held to maturity	27,163	35,598	41,596

Total Interest and Fee Income	221,155	241,949	208,469

Interest Expense
Deposits	8,718	14,549	21,182
Short-term borrowed funds	1,991	2,132	9,958
Federal Home Loan Bank advances	437	1,010	—
Debt financing and notes payable	1,694	1,689	2,103

Total Interest Expense	12,840	19,380	33,243

Net Interest Income	208,315	222,569	175,226
Provision for Loan Losses	11,200	10,500	2,700

Net Interest Income After Provision for Loan Losses	197,115	212,069	172,526

Noninterest Income
Service charges on deposit accounts	33,517	36,392	29,762
Merchant credit card	9,057	9,068	10,525
Debit card	4,888	4,875	3,769
ATM and interchange	3,848	3,693	2,923
Trust fees	1,705	1,429	1,227
Financial services commissions	747	583	830
Gain on acquisition	178	48,844	—
Net losses from equity securities	—	—	(56,955)
Other	7,514	7,127	5,863

Total Noninterest Income (Loss)	61,454	112,011	(2,056)

Noninterest Expense
Salaries and related benefits	61,748	65,391	51,492
Occupancy	15,633	18,748	13,703
Outsourced data processing services	8,957	9,000	8,440
Amortization of intangibles	6,333	6,697	3,221
FDIC insurance assessments	5,168	6,260	518
Furniture and equipment	4,325	5,859	3,801
Courier Service	3,495	3,808	3,322
Professional fees	3,376	3,583	2,624
Visa litigation	—	—	(2,338)
Other	18,112	21,430	15,978

Total Noninterest Expense	127,147	140,776	100,761

Income Before Income Taxes	131,422	183,304	69,709
Provision for income taxes	36,845	57,878	9,874

Net Income	94,577	125,426	59,835

Preferred stock dividends and discount accretion	—	3,963	—

Net Income Applicable to Common Equity	$94,577	$121,463	$59,835

Average Common Shares Outstanding	29,166	29,105	28,892
Diluted Average Common Shares Outstanding	29,471	29,353	29,273
Per Common Share Data
Basic earnings	$3.24	$4.17	$2.07
Diluted earnings	3.21	4.14	2.04
Dividends paid	1.44	1.41	1.39
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

					Accumulated
					Other
		Preferred	Common	Deferred	Comprehensive	Retained
	Shares	Stock	Stock	Compensation	(Loss) Income	Earnings	Total
December 31, 2007	29,018	$—	$334,211	$2,990	$(4,520)	$61,922	$394,603
Comprehensive income
Net income for the year 2008						59,835	59,835
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale					5,524		5,524
Post-retirement benefit transition obligation amortization					36		36

Total comprehensive income							65,395
Exercise of stock options	567		22,830				22,830
Stock option tax benefits			1,130				1,130
Restricted stock activity	11		1,261	(581)			680
Stock based compensation			1,193				1,193
Stock awarded to employees	3		171				171
Purchase and retirement of stock	(719)		(8,531)			(27,383)	(35,914)
Dividends						(40,236)	(40,236)

December 31, 2008	28,880	—	352,265	2,409	1,040	54,138	409,852
Comprehensive income
Net income for the year 2009						125,426	125,426
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale					2,638		2,638
Post-retirement benefit transition obligation amortization					36		36

Total comprehensive income							128,100
Issuance of preferred stock and related warrants		82,519	1,207				83,726
Redemption of preferred stock		(83,726)					(83,726)
Preferred stock dividends and discount accretion		1,207				(3,963)	(2,756)
Exercise of stock options	361		9,610				9,610
Stock option tax benefits			2,188				2,188
Restricted stock activity	7		251	76			327
Stock based compensation			1,132				1,132
Stock awarded to employees	2		102				102
Purchase and retirement of stock	(42)		(508)			(1,538)	(2,046)
Dividends						(41,061)	(41,061)

December 31, 2009	29,208	—	366,247	2,485	3,714	133,002	505,448
Comprehensive income
Net income for the year 2010						94,577	94,577
Other comprehensive income, net of tax:
Decrease in net unrealized gains on securities available for sale					(3,591)		(3,591)
Post-retirement benefit transition obligation amortization					36		36

Total comprehensive income							91,022
Exercise of stock options	406		16,688				16,688
Stock option tax benefits			1,004				1,004
Restricted stock activity	7		194	239			433
Stock based compensation			1,380				1,380
Stock awarded to employees	2		125				125
Purchase and retirement of stock	(533)		(6,753)			(21,966)	(28,719)
Dividends						(42,094)	(42,094)

December 31, 2010	29,090	$—	$378,885	$2,724	$159	$163,519	$545,287

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

For the years ended December 31,	2010	2009	2008
Operating Activities:
Net income	$94,577	$125,426	$59,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	15,327	10,429	9,438
Loan loss provision	11,200	10,500	2,700
Net amortization of deferred loan (fees) cost	(100)	470	124
Decrease (increase) in interest income receivable	1,094	(1,900)	3,480
(Increase) decrease in deferred taxes	(12,335)	17,176	(7,819)
Decrease (increase) in other assets	23,404	12,704	(9,814)
Stock option compensation expense	1,380	1,132	1,193
Excess tax benefits from stock-based compensation	(1,004)	(2,188)	(1,130)
(Decrease) increase in income taxes payable	(565)	2,316	141
Increase (decrease) in interest expense payable	17	(439)	(3,527)
(Decrease) increase in other liabilities	(16,767)	21,830	(18,677)
Gain on acquisition	(178)	(48,844)	—
Loss on sale and impairment of investment securities	—	—	62,653
Gain on sale of Visa common stock	—	—	(5,698)
Gain on sale of real estate and other assets	(211)	—	—
Net (gain) loss on sales/write-down of fixed assets	(434)	40	12
Originations of mortgage loans for resale	(332)	(68)	(1,269)
Net proceeds from sale of mortgage loans originated for resale	344	70	1,283
Net write-down/(gain)loss on sale of foreclosed assets	(447)	375	195

Net Cash Provided By Operating Activities	114,970	149,029	93,120

Investing Activities
Net repayments of loans	299,432	447,277	106,279
Proceeds from FDIC loss-sharing agreement	41,048	43,176	—
Net cash acquired from acquisition	57,895	44,397	—
Purchases of investment securities available for sale	(482,356)	(22,992)	(6,430)
Proceeds from maturity/calls of securities available for sale	201,442	105,097	197,594
Purchases of securities held to maturity	—	(522)	—
Proceeds from maturity/calls of securities held to maturity	146,206	225,913	95,962
Purchases of property, plant and equipment	(1,448)	(14,179)	(1,905)
Proceeds from sale of branch, property and equipment	603	79	—
Purchases of FRB/FHLB* securities	—	—	(147)
Proceeds from sale of FRB/FHLB/FHLMC* securities	3,948	1,502	11,887
Proceeds from sale of Visa common stock	—	—	5,698
Proceeds from sale of foreclosed assets	31,745	11,082	311

Net Cash Provided By Investing Activities	298,515	840,830	409,249

Financing Activities
Net change in deposits	(176,887)	(261,968)	(169,736)
Net change in short-term borrowings	(205,819)	(471,574)	(341,324)
Repayments of notes payable	—	—	(10,000)
Proceeds from issuance of preferred stock and warrants	—	83,726	—
Redemption of preferred stock	—	(83,726)	—
Preferred stock dividends	—	(2,756)	—
Exercise of stock options/issuance of shares	16,688	9,610	22,830
Excess tax benefits from stock-based compensation	1,004	2,188	1,130
Retirement of common stock including repurchases	(28,719)	(2,046)	(35,914)
Common stock dividends paid	(42,094)	(41,061)	(40,236)

Net Cash Used In Financing Activities	(435,827)	(767,607)	(573,250)

Net Change In Cash and Due from Banks	(22,342)	222,252	(70,881)
Cash and Due from Banks at Beginning of Year	361,135	138,883	209,764

Cash and Due from Banks at End of Year	$338,793	$361,135	$138,883

Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$30,770	$38,185	$3,432
(Decrease) increase in unrealized gains on securities available for sale, net of tax	(3,591)	2,638	5,524
Supplemental disclosure of cash flow activity:
Interest paid for the period	15,414	27,558	36,770
Income tax payments for the period	50,388	36,852	24,056
Acquisitions:
Assets acquired	$315,083	$1,624,464
Liabilities assumed	314,905	1,575,620

Net	178	48,844
See accompanying notes to the consolidated financial statements.

*	Federal Reserve Bank (“FRB”), Federal Home Loan Bank (“FHLB”) and Federal Home Loan Mortgage Corp. (“FHLMC”)

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
Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments about future economic and market conditions. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2011 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial conditions. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses,” estimated fair values of purchased loans, as discussed below under “Purchased Loans,” and the evaluation of other than temporary impairment, as discussed below under “Securities.”
As described in Note 2 below, the Bank acquired assets and assumed liabilities of the former Sonoma Valley Bank (“Sonoma”) on August 20, 2010. The acquired assets and assumed liabilities were measured at estimated fair values, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of Sonoma based on Management’s evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible asset, Management used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, FDIC assessment rates and other significant estimates. Management used quoted market prices to determine the fair value of investment securities and FHLB advances.
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

The acquired assets of Sonoma include loans which are not indemnified by the Federal Deposit Insurance Corporation (FDIC). The acquired loans of County Bank are indemnified under loss-sharing agreements with the FDIC, as described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Pursuant to acquisition accounting, the loans in each business combination were measured at their estimated fair value at the respective acquisition date. This method of measuring the carrying value of purchased loans differs from loans originated by the Company, and as such, the Company identifies purchased loans not indemnified by the FDIC as “Purchased Non-covered Loans” and purchased loans indemnified by the FDIC as “Purchased Covered Loans.” Loans originated by the Company are measured at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. These loans are identified as “Originated Loans.”
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
Securities. Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, mortgage-backed securities, and equity securities. Securities transactions are recorded on a trade date basis. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those debt securities which the Company has the ability and intent to hold until maturity. Securities not included in trading or held to maturity are classified as available for sale. Trading and available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Unrealized gains and losses on trading securities are included in earnings. Unrealized gains and losses, net of the related tax effect, on available for sale securities are reported as a separate component of shareholders’ equity.
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
Loans. Loans are stated at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. Interest is accrued daily on the outstanding principal balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status (“performing nonaccrual loans”) even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectibility of both interest and principal. Certain consumer loans or auto receivables are charged to the allowance for credit losses when they become 120 days past due. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect both the contractual interest and principal payments as scheduled in the loan agreement. Income recognition on impaired loans conforms to that used on nonaccrual loans. In certain circumstances, the Company might agree to restructured loan terms with borrowers experiencing financial difficulties; such restructured loans are evaluated under ASC 310-40, “Troubled Debt Restructurings by Creditors.”
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
Purchased loans. Purchased loans are recorded at estimated fair value on the date of purchase. Impaired purchased loans are accounted for under FASB ASC 310-30, Loans and Debt Securities with Deteriorated Credit Quality, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include attributes such as past due and nonaccural status. Generally, purchased loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Any excess of expected cash flows over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Further, the Company elected to analogize to ASC 310-30 and account for all other loans that had a discount due in part to credit not within the scope of ASC 310-30 using the same methodology.
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
Allowance for Credit Losses. The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for credit losses when all or a portion of the recorded amount of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions, FDIC loss-sharing or similar credit protection agreements and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective commercial, commercial real estate, and construction segments of the loan portfolio. In addition, residential real estate and consumer loans which have similar characteristics and are not usually criticized using regulatory guidelines are analyzed and reserves established based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and non-classified commercial, commercial real estate and construction loans based on historical loss rates. The remainder of the reserve is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses that are attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific category in a statistically meaningful manner and are difficult to quantify with a specific number.
Liability for Off-Balance Sheet Credit Exposures. A liability for off-balance sheet credit exposures is established through expense recognition. Off-balance sheet credit exposures relate to letters of credit and unfunded loan commitments for commercial and construction loans. Historical credit loss factors for commercial and construction loans are applied to the amount of these off-balance sheet credit exposures to estimate inherent losses.
Other Real Estate Owned. Other real estate owned is comprised of property acquired through foreclosure proceedings, acceptances of deeds-in-lieu of foreclosure and, if applicable, vacated bank properties. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses. Other real estate owned is recorded at the lower of the related loan balance or fair value of the collateral, generally based upon an independent property appraisal, less estimated disposition costs. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Subsequent losses incurred due to any decline in annual independent property appraisals are recognized as noninterest expense. Routine holding costs, such as property taxes, insurance and maintenance, and losses from sales and dispositions, are recognized as noninterest expense.
Covered Other Real Estate Owned. Other real estate owned covered under loss-sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, acquisition date fair value discounts on the related loans are also transferred to covered other real estate owned. Fair value adjustments on covered other real estate owned result in a reduction of the covered other real estate carrying amount and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss charged against earnings.
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
Intangible assets. Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized on an accelerated basis over their respective estimated useful lives not exceeding 15 years. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, Management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment annually.
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
Recently Adopted Accounting Pronouncements
In 2010, the Company adopted the following new accounting guidance:
FASB ASC 860, as amended, Transfers and Servicing, has been amended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Standard is effective for transfers occurring on or after January 1, 2010. The adoption of this Statement did not have any effect on the Company’s financial statements at the date of adoption.
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
FASB Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820), issued January 2010 and effective January 1, 2010, requires new disclosures for: (1) transfers in and out of Levels 1 and 2, including separate disclosure of significant amounts and a description of the reasons for the transfers; and (2) separate presentation of information about purchases, sales, issuances, and settlements (on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Update clarifies existing disclosure requirements for: (1) Level of disaggregation, which provides measurement disclosures for each class of assets and liabilities, emphasizing that judgment should be used in determining the appropriate classes of assets and liabilities; and (2) inputs and valuation techniques for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. This update also includes conforming amendments to the guidance on employer’s disclosures about postretirement benefit plan assets changing the terminology of major categories of assets to classes of assets and providing a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The adoption of this Update did not have a significant effect on the Company’s financial statements at the date of adoption.
FASB ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset (Topic 310), was issued April 2010 and was effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending after July 15, 2010. As a result of the amendments in this Update, modification of loans within the pool does not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a trouble debt restructuring. An entity continues to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. However, loans within the scope of Subtopic 310-30 that are accounted for individually will continue to be subject to the troubled debt restructuring accounting provisions. The provisions of this Update will be applied prospectively. Upon initial adoption of the guidance in this Update, an entity was allowed to make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. The election was allowed to be applied on a pool-by-pool basis and did not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this Update did not have a significant effect on the Company’s financial statements.

FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), was issued July 2010. The guidance significantly expands the disclosures that the Company makes about the credit quality of financing receivables and the allowance for credit losses. The objectives of the enhanced disclosures are to provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. The disclosures as of the end of the reporting period were effective for the Company’s interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s interim and annual periods beginning on or after December 15, 2010. The adoption of this Update required enhanced disclosures in the Company’s financial statements.
Note 2: Acquisitions
On August 20, 2010, the Bank purchased substantially all the assets and assumed substantially all the liabilities of Sonoma from the FDIC, as Receiver of Sonoma. Sonoma operated 3 commercial banking branches within Sonoma County, California. The FDIC took Sonoma under receivership upon Sonoma’s closure by the California Department of Financial Institutions at the close of business August 20, 2010. Westamerica Bank purchased substantially all of Sonoma’s net assets at a discount of $43 million and paid a $5 million deposit premium.
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
Statement of Net Assets Acquired (at fair value)

At
February 6, 2009
(In thousands)
Assets
Cash and cash equivalents	$44,668
Federal funds sold	12,760
Securities	173,839
Loans	1,174,353
Core deposit intangible	28,107
Other real estate owned	9,332
Other assets	181,405

Total Assets	$1,624,464

Liabilities
Deposits	1,234,123
Federal funds purchased and securities sold under repurchase agreements	153,169
Other borrowed funds	187,252
Liabilities for interest and other expenses	1,076

Total Liabilities	1,575,620

Net assets acquired	$48,844

At
February 6, 2009
(In thousands)
County Bank tangible stockholder’s equity	$58,623
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans and leases, net	(150,326)
Other real estate owned	(5,470)
FDIC loss-sharing receivable (included in other assets)	128,962
Core deposit intangible	28,107
Deposits	(10,823)
Securities sold under repurchase agreements	(2,061)
Other borrowed funds	1,832

Gain on acquisition	$48,844

Note 3: Investment Securities
The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio as of December 31, 2010, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,554	$—	$(12)	$3,542
Securities of U.S. Government sponsored entities	175,080	162	(2,365)	172,877
Residential mortgage-backed securities	105,702	4,142	(15)	109,829
Commercial mortgage-backed securities	5,081	7	(23)	5,065
Obligations of States and political subdivisions	264,757	2,423	(6,047)	261,133
Residential collateralized mortgage obligations	24,709	894	—	25,603
Asset-backed securities	9,060	—	(774)	8,286
FHLMC and FNMA stock	824	42	(211)	655
Corporate securities	79,356	200	(365)	79,191
Other securities	2,655	2,699	(51)	5,303

Total	$670,778	$10,569	$(9,863)	$671,484

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2010, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage backed securities	$40,531	$1,797	$—	$42,328
Obligations of States and political subdivisions	455,372	13,142	(1,142)	467,372
Residential collateralized mortgage obligations	84,825	2,198	(2,012)	85,011

Total	$580,728	$17,137	$(3,154)	$594,711

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

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio as of December 31, 2009, follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage backed securities	$61,893	$1,752	$—	$63,645
Obligations of States and political subdivisions	516,596	12,528	(2,190)	526,934
Residential collateralized mortgage obligations	148,446	3,352	(6,107)	145,691

Total	$726,935	$17,632	$(8,297)	$736,270

The amortized cost and estimated market value of securities as of December 31, 2010, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$21,362	$21,460	$6,057	$6,103
1 to 5 years	315,777	314,605	92,837	95,608
5 to 10 years	64,565	64,804	351,407	360,602
Over 10 years	130,103	124,160	5,071	5,059

Subtotal	531,807	525,029	455,372	467,372
Mortgage-backed securities and residential collateralized mortgage obligations	135,492	140,497	125,356	127,339
Other securities	3,479	5,958	—	—

Total	$670,778	$671,484	$580,728	$594,711

The amortized cost and estimated market value of securities as of December 31, 2009, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
		Estimated		Estimated
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$12,763	$12,852	$8,303	$8,389
1 to 5 years	86,757	88,759	58,111	60,075
5 to 10 years	61,532	62,933	413,720	421,955
Over 10 years	28,046	26,016	36,462	36,515

Subtotal	189,098	190,560	516,596	526,934
Mortgage-backed securities and residential collateralized mortgage obligations	184,606	187,415	210,339	209,336
Other securities	3,602	6,233	—	—

Total	$377,306	$384,208	$726,935	$736,270

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2010 and 2009, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$3,542	$(12)	$—	$—	$3,542	$(12)
Securities of U.S. Government sponsored entities	146,083	(2,365)	—	—	146,083	(2,365)
Residential mortgage backed securities	1,534	(15)	—	—	1,534	(15)
Commercial mortgage backed securities	3,028	(23)	—	—	3,028	(23)
Obligations of States and political subdivisions	132,014	(5,505)	10,341	(542)	142,355	(6,047)
Asset-backed securities	—	—	8,286	(774)	8,286	(774)
FHLMC and FNMA stock	550	(211)	—	—	550	(211)
Corporate securities	44,752	(365)	—	—	44,752	(365)
Other securities	1	—	1,948	(51)	1,949	(51)

Total	$331,504	$(8,496)	$20,575	$(1,367)	$352,079	$(9,863)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$22,157	$(382)	$18,663	$(760)	$40,820	$(1,142)
Residential collateralized mortgage obligations	—	—	20,182	(2,012)	20,182	(2,012)

Total	$22,157	$(382)	$38,845	$(2,772)	$61,002	$(3,154)

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
The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2010.

The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities is low. As a result, other than temporary impairments may occur in the future.
As of December 31, 2010, $898 million of investment securities were pledged to secure public deposits and short-term funding needs, compared to $1.03 billion at December 31, 2009.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$2,987	$—	$—	$—	$2,987	$—
Securities of U.S. Government sponsored entities	19,979	(25)	—	—	19,979	(25)
Residential mortgage backed securities	17,885	(124)	—	—	17,885	(124)
Obligations of States and political subdivisions	25,050	(795)	3,866	(182)	28,916	(977)
Residential collateralized mortgage obligations	9,896	(37)	5,002	(186)	14,898	(223)
Asset-backed securities	—	—	8,339	(1,661)	8,339	(1,661)
FHLMC and FNMA stock	4	(1)	—	—	4	(1)
Other securities	—	—	1,956	(44)	1,956	(44)

Total	$75,801	$(982)	$19,163	$(2,073)	$94,964	$(3,055)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2009, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$46,111	$(995)	$16,964	$(1,195)	$63,075	$(2,190)
Residential collateralized mortgage obligations	7,639	(42)	30,674	(6,065)	38,313	(6,107)

Total	$53,750	$(1,037)	$47,638	$(7,260)	$101,388	$(8,297)

Note 4: Loans and Allowance for Credit Losses
A summary of the major categories of originated loans outstanding is shown in the following table:

	At December 31,
	2010	2009
	(In thousands)
Originated loans:
Commercial	$474,183	$498,594
Commercial real estate	757,140	801,008
Construction	26,145	32,156
Residential real estate	310,196	371,197
Consumer installment & other	461,877	498,133

Total	$2,029,541	$2,201,088

The carrying amount of purchased covered loans, consisted of impaired and non impaired purchased covered loans, is shown in the following table.

	As of December 31, 2010			As of December 31, 2009
	Impaired	Non Impaired		Impaired	Non Impaired
	Purchased	Purchased	Total Purchased	Purchased	Purchased	Total Purchased
	Covered Loans	Covered Loans	Covered Loans	Covered Loans	Covered Loans	Covered Loans
	(In thousands)			(In thousands)
Purchased covered loans:
Commercial	$10,014	$158,971	$168,985	$8,538	$244,811	$253,349
Commercial real estate	14,079	376,603	390,682	19,870	425,570	445,440
Construction	9,073	19,307	28,380	14,378	26,082	40,460
Residential real estate	138	18,236	18,374	138	18,383	18,521
Consumer installment & other	252	86,299	86,551	272	97,259	97,531

Total	$33,556	$659,416	$692,972	$43,196	$812,105	$855,301

Changes in the carrying amount of impaired purchased covered loans were as follows:

		February 6, 2009
		through
	Year ended	December 31, 2009
	December 31, 2010	(refined)
	(In thousands)
Carrying amount at the beginning of the period	$43,196	$80,544
Reductions during the period	(9,640)	(37,348)

Carrying amount at the end of the period	$33,556	$43,196

Impaired purchased covered loans had an unpaid principal balance (less prior charge-offs) of $48 million, $70 million and $164 million at December 31, 2010, December 31, 2009 and February 6, 2009, respectively.

The carrying amount of the purchased non-covered loans at December 31, 2010, consisted of impaired and non impaired purchased non-covered loans, is shown in the following table.

	Impaired	Non Impaired	Total
	Purchased	Purchased	Purchased
	Non-covered	Non-covered	Non-covered
	Loans	Loans	Loans
	(In thousands)
Purchased non-covered loans:
Commercial	$415	$15,005	$15,420
Commercial real estate	22,988	99,900	122,888
Construction	6,514	15,106	21,620
Residential real estate	311	6,744	7,055
Consumer installment & other	1,790	30,798	32,588

Total	$32,018	$167,553	$199,571

The following table represents the non impaired purchased non-covered loans receivable at the acquisition date of August 20, 2010. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond (in thousands):

Gross contractual loan principal payment receivable	$188,206
Estimate of contractual principal not expected to be collected	(15,058)
Fair value of non impaired purchased loans receivable	$175,922
The Company applied the cost recovery method to impaired purchased non-covered loans at the acquisition date of August 20, 2010 due to the uncertainty as to the timing of expected cash flows as reflected in the following table (in thousands):

Contractually required payments receivable (including interest)	$70,882
Nonaccretable difference	(33,140)

Cash flows expected to be collected	37,742
Accretable difference	—

Fair value of loans acquired	$37,742

Changes in the carrying amount of impaired purchased non-covered loans were as follows for the period from August 20, 2010 (acquisition date) through December 31, 2010 (in thousands):

Carrying amount at the beginning of the period	$37,742
Reductions during the period	(5,724)

Carrying amount at the end of the period	$32,018

Impaired purchased non-covered loans had an unpaid principal balance (less prior charge-offs) of $51 million and $60 million at December 31, 2010 and August 20, 2010, respectively.

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Year Ended December 31, 2010
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$9,190	$9,918	$2,968	$1,529	$8,424	$11,707	$43,736
Charge-offs	(6,844)	(1,256)	(1,668)	(1,686)	(8,814)	—	(20,268)
Recoveries	948	4	—	—	2,709	—	3,661
Provision	6,584	941	2,259	774	4,663	(4,021)	11,200

Ending balance	$9,878	$9,607	$3,559	$617	$6,982	$7,686	$38,329

Components:
Allowance for loan losses	$8,094	$9,607	$3,260	$617	$6,372	$7,686	$35,636
Liability for off-balance sheet credit exposure	1,784	—	299	—	610	—	2,693

Total	$9,878	$9,607	$3,559	$617	$6,982	$7,686	$38,329

Ending balance: individually evaluated for impairment	$—	$—	$1,365	$—	$—	$—	$1,365

Ending balance: collectively evaluated for impairment	$9,878	$9,607	$2,194	$617	$6,982	$7,686	$36,964

Ending balance: loans acquired with deteriorated quality	$—	$—	$—	$—	$—	$—	$—

The recorded investment in loans related to the allowance for credit losses was as follows:

	At December 31, 2010
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Purchased loans principal balance	$215,728	$554,619	$60,983	$26,420	$128,959	$—	$986,709
Default risk purchase discount	(31,323)	(41,049)	(10,983)	(991)	(9,820)	—	(94,166)

Purchased loans recorded investment	184,405	513,570	50,000	25,429	119,139	—	892,543
Originated loans	474,183	757,140	26,145	310,196	461,877	—	2,029,541

Ending balance	$658,588	$1,270,710	$76,145	$335,625	$581,016	$—	$2,922,084

The recorded investment in loans was evaluated for impairment as follows:

	At December 31, 2010
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Individually evaluated for impairment	$11,947	$7,004	$7,421	$—	$—	$—	$26,372

Collectively evaluated for impairment	$636,212	$1,226,639	$53,137	$335,176	$578,974	$—	$2,830,138

Loans acquired with deteriorated quality	$10,429	$37,067	$15,587	$449	$2,042	$—	$65,574

The Bank’s customers are small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Bank maintains a Loan Review Department which reports directly to the Board of Directors. The Loan Review Department performs independent evaluations of loans and assigns credit risk grades to evaluated loans using grading standards employed by bank regulatory agencies. These assigned risk grades are subjected to the Bank’s routine regulatory examinations. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review examinations, assigned risk grades will be re-evaluated promptly. Credit risk grades assigned by the Loan Review Department are subject to review by the Bank’s regulatory authority during regulatory examinations.

The following summarizes the credit risk profile by internally assigned grade:

	Originated Loans
	At December 31, 2010
							Total
		Commercial		Residential	Indirect	Other	Originated
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$427,878	$718,124	$18,073	$305,433	$398,805	$59,984	$1,928,297
Special mention	17,731	19,216	—	1,749	—	568	39,264
Substandard	27,801	19,800	8,072	3,014	311	1,481	60,479
Doubtful	773	—	—	—	61	28	862
Loss	—	—	—	—	636	3	639

Total	$474,183	$757,140	$26,145	$310,196	$399,813	$62,064	$2,029,541

	Purchased Covered Loans
	At December 31, 2010
							Total
							Purchased
		Commercial		Residential	Indirect	Other	Covered
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$97,652	$281,679	$1,721	$12,688	$—	$88,733	$482,473
Special mention	17,485	44,355	615	—	—	—	62,455
Substandard	82,657	86,720	30,890	5,345	—	1,034	206,646
Doubtful	430	1,105	345	865	—	2	2,747
Loss	—	—	—	—	—	435	435
Default risk purchase discount	(29,239)	(23,177)	(5,191)	(524)	—	(3,653)	(61,784)

Total	$168,985	$390,682	$28,380	$18,374	$—	$86,551	$692,972

	Purchased Non-covered Loans
	At December 31, 2010
							Total
							Purchased
		Commercial		Residential	Indirect	Other	Non-covered
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$12,748	$78,899	$5,335	$6,157	$—	$25,184	$128,323
Special mention	2,282	15,589	4,604	—	—	2,748	25,223
Substandard	1,980	33,796	15,110	1,365	—	9,690	61,941
Doubtful	494	12,476	2,363	—	—	1,132	16,465
Loss	—	—	—	—	—	1	1
Default risk purchase discount	(2,084)	(17,872)	(5,792)	(467)	—	(6,167)	(32,382)

Total	$15,420	$122,888	$21,620	$7,055	$—	$32,588	$199,571

The following tables summarize loans by delinquency and nonaccrual status:

	Originated Loans
	At December 31, 2010
		Past Due
	30-89 Days	90 days	Total Past			Total
	Past Due	or More	Due	Current		Originated
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$7,274	$—	$7,274	$458,061	$8,848	$474,183
Commercial Real Estate	14,037	—	14,037	737,167	5,936	757,140
Construction	4,022	—	4,022	18,073	4,050	26,145
Residential Real Estate	2,552	—	2,552	305,709	1,935	310,196
Indirect Automobile	6,382	647	7,029	392,784	—	399,813
Other Consumer	488	119	607	61,358	99	62,064

Total	$34,755	$766	$35,521	$1,973,152	$20,868	$2,029,541

	Purchased Covered Loans
	At December 31, 2010
		Past Due				Total
	30-89 Days	90 days	Total Past			Purchased
	Past Due	or More	Due	Current		Covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$12,692	$—	$12,692	$144,307	$11,986	$168,985
Commercial Real Estate	12,413	—	12,413	355,518	22,751	390,682
Construction	415	—	415	17,508	10,457	28,380
Residential Real Estate	128	—	128	16,568	1,678	18,374
Other Consumer	2,200	355	2,555	83,723	273	86,551

Total	$27,848	$355	$28,203	$617,624	$47,145	$692,972

	Purchased Non-covered Loans
	At December 31, 2010
		Past Due
	30-89 Days	90 days	Total Past			Total Purchased
	Past Due	or More	Due	Current		Non-covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$1,089	$—	$1,089	$13,969	$362	$15,420
Commercial Real Estate	2,860	—	2,860	93,384	26,644	122,888
Construction	—	—	—	13,390	8,230	21,620
Residential Real Estate	3,336	—	3,336	3,408	311	7,055
Other Consumer	1,503	1	1,504	27,468	3,616	32,588

Total	$8,788	$1	$8,789	$151,619	$39,163	$199,571

The following summarizes the impaired loans:

	Impaired Loans
	At December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$22,376	$35,027	—
Commercial Real Estate	44,071	67,905	—
Construction	19,308	36,244	—
Residential Real Estate	449	451	—
Other Consumer	2,042	3,077	—

With an allowance recorded:
Construction	3,700	3,700	1,365

Total:
Commercial	22,376	35,027	—
Commercial Real Estate	44,071	67,905	—
Construction	23,008	39,944	1,365
Residential Real Estate	449	451	—
Other Consumer	2,042	3,077	—
The Company had no troubled debt restructurings at December 31, 2010.
Nonaccrual originated loans at December 31, 2010 and 2009 were $20.9 million and $19.9 million, respectively. The following is a summary of the effect of nonaccrual originated loans on interest income for the years ended December 31:

	2010	2009	2008
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,199	$1,317	$665
Less: Interest income recognized on nonaccrual loans	(780)	(407)	(511)

Total reduction of interest income	$419	$910	$154

Nonaccrual purchased covered loans at December 31, 2010 and 2009 were $47.1 million and $85.1 million, respectively. The following is a summary of the effect of nonaccrual purchased covered loans on interest income for the years ended December 31:

	2010	2009
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$4,321	$3,878
Less: Interest income recognized on nonaccrual loans	(5,297)	(1,667)

Total (addition) reduction of interest income	$(976)	$2,211

The following is a summary of the effect of nonaccrual purchased non-covered loans on interest income from the August 20, 2010 purchase date through December 31:

2010
(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$968
Less: Interest income recognized on nonaccrual loans	(24)

Total (addition) reduction of interest income	$944

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2010.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At December 31, 2010, loans pledged to secure borrowing totaled $138.0 million. The FHLB does not have the right to sell or repledge such loans.
There were no loans held for sale at December 31, 2010 and 2009.
Note 5: Concentration of Credit Risk
The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $13.0 million and $12.8 million at December 31, 2010 and 2009, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.
Note 6: Premises and Equipment
Premises and equipment as of December 31 consisted of the following:

		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
	(In thousands)
2010
Land	$11,395	$—	$11,395
Buildings and improvements	42,783	(22,052)	20,731
Leasehold improvements	6,225	(5,308)	917
Furniture and equipment	16,364	(13,129)	3,235

Total	$76,767	$(40,489)	$36,278

2009
Land	$11,490	$—	$11,490
Buildings and improvements	43,833	(21,786)	22,047
Leasehold improvements	6,140	(5,012)	1,128
Furniture and equipment	15,551	(12,118)	3,433

Total	$77,014	$(38,916)	$38,098

Depreciation of premises and equipment included in noninterest expense amounted to $3.1 million in 2010, $3.3 million in 2009, and $2.9 million in 2008.
Note 7: Goodwill and Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the years ended December 31, 2010 and December 31, 2009. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2010 and December 31, 2009, no such adjustments were recorded.
The changes in the carrying value of goodwill were (in thousands):

December 31, 2008	$121,699

December 31, 2009	$121,699

Recognition of stock option tax benefits for the exercise of options converted upon merger	(26)

December 31, 2010	$121,673

The gross carrying amount of intangible assets and accumulated amortization was (in thousands):

	December 31,
	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core Deposit Intangibles	$56,808	$(24,719)	$51,538	$(19,160)
Merchant Draft Processing Intangible	10,300	(7,785)	10,300	(7,011)

Total Intangible Assets	$67,108	$(32,504)	$61,838	$(26,171)

As of December 31, 2010, the current year and estimated future amortization expense for intangible assets was (in thousands):

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
Twelve months ended December 31, 2010 (actual)	$5,559	$774	$6,333
Estimate for year ended December 31,
2011	5,351	624	5,975
2012	4,868	500	5,368
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
Note 8: Deposits and Borrowed Funds
Debt financing and notes payable, including the unsecured obligations of the Company, as of December 31, were as follows:

	2010	2009
	(In thousands)
Senior fixed-rate note(1)	$15,000	$15,000
Subordinated fixed-rate note(2)	11,363	11,497

Total debt financing and notes payable — Parent	$26,363	$26,497

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

The senior note is subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company believes it is in compliance with all of the covenants in the senior note indenture as of December 31, 2010.
Short-term borrowed funds include federal funds purchased, business customers’ sweep accounts, outstanding amounts under a $35 million unsecured line of credit, and securities sold with repurchase agreements which are held in the custody of independent securities brokers. Interest paid on time deposits with balances in excess of $100 thousand was $3.4 million in 2010 and $5.4 million in 2009.

The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	2010			2009
	Balance		Weighted	Balance		Weighted
	At	Average	Average	At	Average	Average
	December 31,	Balance	Rate	December 31,	Balance	Rate
	(Dollars in thousands)			(Dollars in thousands)
Federal funds purchased	$—	$—	—%	$—	$107,732	0.18%
Sweep accounts	105,237	101,690	0.32	109,332	113,167	0.41
Term repurchase agreements	—	94,842	1.61	99,044	90,344	1.53
Federal Home Loan Bank advances	61,698	34,378	1.25	85,470	79,417	1.25
Securities sold under repurchase agreements	1,148	2,314	0.42	3,102	2,991	0.61
Line of credit	1,000	3,817	3.42	15,700	2,071	3.13

Time deposits Over $100 thousand	553,929	550,810	0.61	574,153	607,642	0.88

	2010	2009
	Highest	Highest
	Balance at	Balance at
	Any Month-end	Any Month-end
	(In thousands)
Federal funds purchased	$—	$365,000
Sweep accounts	116,179	124,557
Term repurchase agreement	99,920	98,964
Federal Home Loan Bank advances	72,016	86,916
Securities sold under repurchase agreements	3,380	3,567
Line of credit	9,200	17,877
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

The following table summarizes information about stock options granted under the Plans as of December 31, 2010. The intrinsic value is calculated as the difference between the market value as of December 31, 2010 and the exercise price of the shares. The market value as of December 31, 2010 was $55.47 as reported by the NASDAQ Global Select Market:

	Options Outstanding				Options Exercisable
	Number	Aggregate	Weighted		Number	Aggregate	Weighted
	Outstanding	Intrinsic	Average	Weighted	Outstanding	Intrinsic	Average	Weighted
Range of	at 12/31/2010	Value	Remaining	Average	at 12/31/2010	Value	Remaining	Average
Exercise	(in	(in	Contractual	Exercise	(in	(in	Contractual	Exercise
Price	thousands)	thousands)	Life (yrs)	Price	thousands)	thousands)	Life (yrs)	Price
35 - 40	291	$4,565	1.1	$39	291	$4,565	1.1	$39
40 - 45	518	6,627	4.3	42	371	4,955	2.9	41
45 - 50	625	3,547	4.7	49	560	3,078	4.4	49
50 - 55	711	1,727	5.6	52	711	1,727	5.6	52
55 - 60	272	—	9.1	57	—	—	—	—

$35 - 60	2,417	$16,466	5.0	48	1,933	$14,325	4.1	47

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2010, 2009 and 2008, the Company granted 296 thousand, 246 thousand, and 256 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

For the twelve months ended December 31,	2010	2009	2008
Expected volatility*1	17%	18%	15%
Expected life in years*2	4.5	4.0	4.0
Risk-free interest rate*3	2.15%	1.25%	2.66%
Expected dividend yield	2.44%	3.41%	2.78%
Fair value per award	$6.77	$4.51	$6.77

*1	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.

*2	The number of years that the Company estimates that the options will be outstanding prior to exercise

*3	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant
Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options is 3.7 million.
A summary of option activity during the twelve months ended December 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	(In	Exercise	Contractual
	Thousands)	Price	Term (years)
Outstanding at January 1, 2010	2,563	$45.84
Granted	296	56.63
Exercised	(405)	41.20
Forfeited or expired	(37)	51.42

Outstanding at December 31, 2010	2,417	47.85	5.0

Exercisable at December 31, 2010	1,933	47.00	4.1

A summary of the Company’s nonvested option activity during the twelve months ended December 31, 2010 is presented below:

		Weighted
		Average
	Shares	Grant
	(In	Date
	Thousands)	Fair Value
Nonvested at January 1, 2010	423
Granted	297
Vested	(199)
Forfeited	(37)

Nonvested at December 31, 2010	484	$5.06

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2010, 2009 and 2008 was $6.77, $4.51 and $6.77 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2010 is $1.5 million and the weighted average period over which the cost is expected to be recognized is 1.8 years.
The total intrinsic value of options exercised during the twelve months ended December 31, 2010, 2009 and 2008 was $5.7 million, $8.9 million and $7.7 million, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2010, 2009 and 2008 was $594 thousand, $443 thousand and $705 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2010, 2009 and 2008 was $1.1 million, $1.2 million and $1.8 million, respectively. The actual tax benefit recognized for the tax deductions from the exercise of options totaled $1.0 million, $2.2 million and $1.1 million, respectively, for the twelve months ended December 31, 2010, 2009 and 2008.
A summary of the status of the Company’s restricted performance shares as of December 31, 2010 and 2009 and changes during the twelve months ended on those dates, follows (in thousands):

	2010	2009
Outstanding at January 1,	49	44
Granted	17	19
Issued upon vesting	(10)	(9)
Forfeited	(1)	(5)

Outstanding at December 31,	55	49

As of December 31, 2010 and 2009, the restricted performance shares had a weighted-average contractual life of 1.1 years and 1.4 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $910 thousand and $960 thousand for the twelve months ended December 31, 2010 and 2009, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2010 and 2009.
The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2010, approximately 1.9 million shares remained available to repurchase under such plans.
Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2010, no shares of Class B Common Stock or Preferred Stock were outstanding.
In December 1986, the Company declared a dividend distribution of one common share purchase right (the “Right”) for each outstanding share of common stock. The Rights expired on December 31, 2009.
Note 10: Risk-Based Capital
The Company and the Bank are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock less goodwill, identifiable intangible assets, and other adjustments including the unrealized net gains and losses, after taxes, on available for sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt and the allowance for loan losses, subject to limitations within the guidelines. Under the guidelines, capital is compared to the relative risk of the balance sheet, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to various categories of balance sheet assets and unfunded commitments to extend credit, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
As of December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.
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
The following tables show capital ratios for the Company and the Bank as of December 31, 2010 and 2009:

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$449,876	15.50%	$232,144	8.00%	$290,180	10.00%
Westamerica Bank	438,872	15.33%	229,032	8.00%	286,290	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	412,463	14.21%	116,072	4.00%	174,108	6.00%
Westamerica Bank	397,054	13.87%	114,516	4.00%	171,774	6.00%
Leverage Ratio *
Consolidated Company	412,463	8.44%	195,580	4.00%	244,475	5.00%
Westamerica Bank	397,054	8.19%	194,006	4.00%	242,508	5.00%

					To Be Well
					Capitalized Under
					the FDICIA
			For Capital		Prompt Corrective
			Adequacy Purposes		Action Provisions
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$406,339	14.50%	$224,241	8.00%	$280,301	10.00%
Westamerica Bank	411,310	14.88%	221,177	8.00%	276,471	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	370,011	13.20%	112,120	4.00%	168,180	6.00%
Westamerica Bank	370,321	13.39%	110,588	4.00%	165,882	6.00%
Leverage Ratio *
Consolidated Company	370,011	7.60%	194,625	4.00%	243,281	5.00%
Westamerica Bank	370,321	7.67%	193,092	4.00%	241,365	5.00%

*
The leverage ratio consists of Tier 1 capital divided by average assets, excluding certain intangible assets, during the most recent calendar quarter. The minimum leverage ratio guideline is 3.00% for banking organizations that do not anticipate significant growth and that have well-diversified risk, excellent asset quality, high liquidity, good earnings and, in general, are considered top-rated, strong banking organizations.

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
The components of the net deferred tax asset as of December 31 are as follows:

	2010	2009
	(In thousands)
Deferred tax asset
Allowance for credit losses	$15,948	$18,363
State franchise taxes	4,686	4,792
Deferred compensation	13,329	13,888
Real estate owned	379	97
Estimated loss on acquired assets	21,239	32,408
Post retirement benefits	1,354	1,379
Employee benefit accruals	1,141	1,037
Limited partnership investments	1,430	1,161
Impaired capital assets	21,129	20,977
Capital loss carryforward	794	794
Premises and equipment	216	45
Other	1,566	2,496

Subtotal deferred tax asset	83,211	97,436
Valuation allowance	—	—

Total deferred tax asset	83,211	97,436

Deferred tax liability
Net deferred loan fees	402	691
Intangible assets	13,611	15,643
Securities available for sale	368	2,587
Leases	1,024	994
Gain on acquired net assets	3,621	5,358
FDIC indemnification receivable	15,729	35,693
Other	393	742

Total deferred tax liability	35,148	61,708

Net deferred tax asset	$48,063	$35,728

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
The provision for federal and state income taxes consists of amounts currently payable and amounts deferred which, for the years ended December 31, are as follows:

	2010	2009	2008
	(In thousands)
Current income tax expense:
Federal	$34,531	$27,595	$12,858
State	13,075	14,196	9,798

Total current	47,606	41,791	22,656

Deferred income tax (benefit) expense:
Federal	(10,155)	11,884	(9,397)
State	(606)	4,203	(3,385)

Total deferred	(10,761)	16,087	(12,782)

Provision for income taxes	$36,845	$57,878	$9,874

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	2010	2009	2008
	(In thousands)
Federal income taxes due at statutory rate	$45,998	$64,157	$24,398
Reductions in income taxes resulting from:
Interest on state and municipal securities not taxable for federal income tax purposes	(11,875)	(12,742)	(13,164)
State franchise taxes, net of federal income tax benefit	8,104	11,959	4,168
Limited partnerships	(3,521)	(3,233)	(3,100)
Dividend received deduction	(21)	(32)	(584)
Cash value life insurance	(953)	(715)	(783)
Other	(887)	(1,516)	(1,061)

Provision for income taxes	$36,845	$57,878	$9,874

At December 31, 2010, the company had no net operating loss and general tax credit carryforwards for tax return purposes.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2010	2009
	(In thousands)
Balance at January 1,	$241	$803
Additions for tax positions taken in the current period	86	48
Reductions for tax positions taken in the current period	—	—
Additions for tax positions taken in prior years	43	29
Reductions for tax positions taken in prior years	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases as a result of a lapse in statute of limitations	(111)	(639)

Balance at December 31,	$259	$241

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2011. Unrecognized tax benefits at December 31, 2010 and 2009 include accrued interest and penalties of $26 thousand and $35 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.
The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2010, 2009, 2008 and 2007 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2010, 2009, 2008, 2007 and 2006 remain subject to examination by the California Franchise Tax Board. The Company amended its 2005 and 2006 federal tax return related to one tax item. Both 2005 and 2006 federal tax returns remain open to examination with regard to this item. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.
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
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques. Level 3 includes those impaired loans collateralized by business assets where the expected cash flow has been used in determining the fair value.
Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At December 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
U.S. Treasury securities	$3,542	$3,542	$—	$—
Securities of U.S. Government sponsored entities	172,877	172,877	—	—
Municipal bonds:
Federally Tax-exempt — California	83,616	—	83,616	—
Federally Tax-exempt — 29 other states	170,741	—	170,741	—
Taxable — California	6,276	—	6,276	—
Taxable — 1 other state	500	—	500	—
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	43,557	—	43,557	—
Issued by FNMA and FHLMC	66,272	—	66,272	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	18,010	—	18,010	—
All other	7,593	—	7,593	—
Commercial mortgage-backed securities	5,065	—	5,065	—
Asset-backed securities — government guaranteed student loans	8,286	—	8,286	—
FHLMC and FNMA stock	655	655	—	—
Corporate securities	79,191	—	79,191	—
Other securities	5,303	3,342	1,961	—

Total securities available for sale	$671,484	$180,416	$491,068	$—

There were no significant transfers in or out of Levels 1 and 2 for the twelve months ended December 31, 2010.

	At December 31, 2009
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
U.S. Treasury securities	$2,987	$2,987	$—	$—
Securities of U.S. Government sponsored entities	21,041	21,041	—	—
Municipal bonds:
Federally Tax-exempt — California	56,431	—	56,431	—
Federally Tax-exempt — 25 other states	97,094	—	97,094	—
Taxable — California	4,668	—	4,668	—
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	54,361	—	54,361	—
Issued by FNMA and FHLMC	91,644	—	91,644	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	29,536	—	29,536	—
All other	11,874	—	11,874	—
Asset-backed securities — government guaranteed student loans	8,339	—	8,339	—
FHLMC and FNMA stock	1,573	1,573	—	—
Other securities	4,660	2,703	1,957	—

Total securities available for sale	$384,208	$28,304	$355,904	$—

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at December 31, 2010 and 2009, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Originated other real estate owned (1)	$1,863	$—	$1,863	$—	$(664)
Originated impaired loans (2)	4,780	—	4,780	—	$(829)

Total assets measured at fair value on a nonrecurring basis	$6,643	$—	$6,643	$—	$(1,493)

	At December 31, 2009
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Originated other real estate owned (1)	$413	$—	$413	$—	$(233)
Originated impaired loans (2)	2,447	—	2,447	—	—

Total assets measured at fair value on a nonrecurring basis	$2,860	$—	$2,860	$—	$(233)

(1)	Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

(2)
Represents carrying value of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Receivables, where a specific reserve has been established or a chargeoff has been recorded.

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
Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $35.6 million at December 31, 2010 and $41.0 million at December 31, 2009 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $61.8 million and $32.4 million, respectively at December 31, 2010 and $93.3 million associated with purchased covered loans at December 31, 2009 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.
FDIC Receivable The fair value of the FDIC receivable recorded in Other Assets was estimated by discounting estimated future cash flows using current market rates for financial instruments with similar characteristics.
Deposit Liabilities The carrying amount of checking accounts, savings accounts and money market accounts approximates fair value due to the relatively short period of time between their origination and their expected realization. The fair values of time deposits were estimated by discounting estimated future cash flows related to these financial instruments using current market rates for financial instruments with similar characteristics.
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

	At December 31, 2010		At December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$338,793	$338,793	$361,135	$361,135
Money market assets	392	392	442	442
Investment securities held to maturity	580,728	594,711	726,935	736,270
Loans	2,886,448	2,923,612	3,015,346	3,024,866
Other assets — FDIC receivable	44,738	44,353	85,787	83,806

Financial Liabilities
Deposits	4,132,961	4,135,113	4,060,208	4,061,380
Short-term borrowed funds	107,385	107,385	227,178	228,463
Federal Home Loan Bank Advances	61,698	61,833	85,470	85,601
Debt financing and notes payable	26,363	26,811	26,497	23,520
Other liabilities — restricted performance share grants	2,259	2,259	1,942	1,942
The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.
Note 13: Lease Commitments
Thirty-four banking offices and a centralized administrative service center are owned and seventy-nine facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.
Minimum future rental payments under noncancelable operating leases as of December 31, 2010, are as follows:

(In thousands)
2011	$9,192
2012	7,952
2013	6,838
2014	4,789
2015	3,023
Thereafter	1,397

Total minimum lease payments	$33,191

The total minimum lease payments have not been reduced by minimum sublease rentals of $10,156 thousand due in the future under noncancelable subleases. Total rentals for premises, net of sublease income, included in noninterest expense were $6.9 million in 2010, $7.2 million in 2009 and $6.0 million in 2008. During 2009, the Company was obligated to pay monthly lease payments on County facilities until vacated.
Note 14: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $422.7 million and $482.0 million at December 31, 2010 and 2009, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $25.5 million and $27.4 million at December 31, 2010 and 2009, respectively. The Company also had commitments for commercial and similar letters of credit of $3.4 million and $176 thousand at December 31, 2010 and 2009, respectively.

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
Note 15: Retirement Benefit Plans
The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. Eligible employees become vested in account balances ratably over a five or six-year period, depending on years of service at January 1, 2007. Company contributions charged to noninterest expense were $1.7 million in 2010, $1.2 million in 2009 and $1.2 million in 2008.
In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer a portion of their salaries as contributions to this Plan. The Company makes matching contributions to employee accounts which vest immediately; such contributions charged to compensation expense were $1.4 million in 2010, $1.4 million in 2009 and $1.3 million in 2008.
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
The following tables set forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the post-retirement benefit plan and the change in the benefit obligation as of December 31:
Net Periodic Benefit Cost

(In thousands)	2010	2009	2008
Service cost	$(371)	$(357)	$(317)
Interest cost	193	210	235
Amortization of unrecognized transition obligation	61	61	61

Net periodic cost	(117)	(86)	(21)

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	(36)	(36)	(36)

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(153)	$(122)	$(57)

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.
Obligation and Funded Status

(In thousands)	2010	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$3,519	$3,813	$4,046
Service cost	(371)	(357)	(317)
Interest cost	193	210	235
Benefits paid	(163)	(147)	(151)

Benefit obligation at end of year	$3,178	$3,519	$3,813

Accumulated post retirement benefit obligation attributable to:
Retirees	$1,990	$2,241	$2,724
Fully eligible participants	951	1,044	895
Other	237	234	194

Total	$3,178	$3,519	$3,813

Fair value of plan assets	$—	$—	$—

Accumulated post retirement benefit obligation in excess of plan assets	$3,178	$3,519	$3,813

Additional Information
Assumptions

	2010	2009	2008
Weighted-average assumptions used to determine benefit obligations as of December 31 Discount rate	5.50%	5.50%	5.80%
Weighted-average assumptions used to determine net periodic benefit cost as of December 31 Discount rate	5.50%	5.80%	6.50%
The above discount rate is based on the Corporate AA Moody’s bond rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits, which is considered in estimating the increase in the cost of providing such benefits. The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 4.50% for 2011 and beyond.
Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2010 results:

	One Percentage	One Percentage
(In thousands)	Point Increase	Point Decrease
Effect on total service and interest cost components	$158	$(134)
Effect on post-retirement benefit obligation	388	(326)

Estimated future benefit payments
(In thousands)
2011	$167
2012	163
2013	160
2014	157
2015	154
Years 2016-2020	719

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
The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2010 and 2009:

	2010	2009
	(Dollars in thousands)
Beginning balance	$1,196	$1,291
Originations	129	47
Payoffs/principal payments	(126)	(142)

At December 31,	$1,199	$1,196

Percent of total loans outstanding	0.04%	0.04%

Note 17: Regulatory Matters
Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, the Bank sought and obtained approval during 2010 to pay to the Company dividends of $68.8 million. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2010, $164 million was available for payment of dividends by the Company to its shareholders.
The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $215.6 million in 2010 and $78.0 million in 2009, which amounts meet or exceed the Bank’s required reserves.
Note 18: Other Comprehensive Income
The components of other comprehensive (loss) income and other related tax effects were:

	2010
(In thousands)	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the year	$(6,197)	$2,606	$(3,591)
Reclassification of gains included in net income	—	—	—

Net unrealized losses arising during the year	(6,197)	2,606	(3,591)
Post-retirement benefit obligation	61	(25)	36

Other comprehensive loss	$(6,136)	$2,581	$(3,555)

	2009
(In thousands)	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized gains arising during the year	$4,552	$(1,914)	$2,638
Reclassification of gains included in net income	—	—	—

Net unrealized gains arising during the year	4,552	(1,914)	2,638
Post-retirement benefit obligation	61	(25)	36

Other comprehensive income	$4,613	$(1,939)	$2,674

	2008
(In thousands)	Before tax	Tax effect	Net of tax
Securities available for sale:
Net unrealized losses arising during the year	$(47,423)	$19,940	$(27,483)
Reclassification of losses included in net income	56,955	(23,948)	33,007

Net unrealized gains arising during the year	9,532	(4,008)	5,524
Post-retirement benefit obligation	61	(25)	36

Other comprehensive income	$9,593	$(4,033)	$5,560

Cumulative other comprehensive (loss) income balances were:

	Post-	Net	Cumulative
	retirement	Unrealized	Other
	Benefit	gains(losses)	Comprehensive
(In thousands)	Obligation	on securities	(Loss) Income
Balance, December 31, 2007	$(358)	$(4,162)	$(4,520)
Net change	36	5,524	5,560

Balance, December 31, 2008	(322)	1,362	1,040
Net change	36	2,638	2,674

Balance, December 31, 2009	(286)	4,000	3,714
Net change	36	(3,591)	(3,555)

Balance, December 31, 2010	$(250)	$409	$159

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

(In thousands, except per share data)	2010	2009	2008
Net income	$94,577	$125,426	$59,835
Less: Preferred stock dividends and discount accretion	—	3,963	—

Net income applicable to common equity (numerator)	$94,577	$121,463	$59,835

Basic earnings per common share
Weighted average number of common shares outstanding — basic (denominator)	29,166	29,105	28,892
Basic earnings per common share	$3.24	$4.17	$2.07

Diluted earnings per common share
Weighted average number of common shares outstanding — basic	29,166	29,105	28,892
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	305	248	381

Weighted average number of common shares outstanding — diluted (denominator)	29,471	29,353	29,273

Diluted earnings per common share	$3.21	$4.14	$2.04

For the years ended December 31, 2010, 2009, and 2008, options to purchase 380 thousand, 788 thousand and 634 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 20: Westamerica Bancorporation (Parent Company Only)
Statements of Income and Comprehensive Income

For the years ended December 31,	2010	2009	2008
	(In thousands)
Dividends from subsidiaries	$68,784	$92,785	$101,270
Interest income	11	180	263
Other income	7,262	6,979	5,543

Total income	76,057	99,944	107,076

Interest on borrowings	1,824	1,749	2,271
Salaries and benefits	7,219	7,182	6,487
Other expense	1,749	2,643	2,256

Total expenses	10,792	11,574	11,014

Income before taxes and equity in undistributed income of subsidiaries	65,265	88,370	96,062
Income tax benefit	1,416	2,279	2,074
Earnings of subsidiaries greater (less) than subsidiary dividends	27,896	34,777	(38,301)

Net income	94,577	125,426	59,835
Other comprehensive income (loss), net of tax	(3,555)	2,674	5,560

Comprehensive income	$91,022	$128,100	$65,395

Balance Sheets

Balances as of December 31,	2010	2009
	(In thousands)
Assets
Cash and due from banks	$1,205	$1,200
Money market assets and investment securities available for sale	3,342	2,703
Investment in subsidiaries	545,307	521,414
Premises and equipment, net	11,107	11,612
Accounts receivable from subsidiaries	700	689
Other assets	28,830	27,134

Total assets	$590,491	$564,752

Liabilities
Debt financing and notes payable	$27,673	$42,507
Other liabilities	17,531	16,797

Total liabilities	45,204	59,304
Shareholders’ equity	545,287	505,448

Total liabilities and shareholders’ equity	$590,491	$564,752

Statements of Cash Flows

For the years ended December 31,	2010	2009	2008
	(In thousands)
Operating Activities
Net income	$94,577	$125,426	$59,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	186	204
(Increase) decrease in accounts receivable from affiliates	(11)	1,150	(956)
Increase in other assets	(2,212)	(1,191)	(2,484)
Stock option expense	1,380	1,132	1,193
Excess tax benefits from stock based compensation	(1,004)	(2,188)	(1,130)
Provision for deferred income tax	789	3,758	2,801
Increase (decrease) in other liabilities	1,833	1,765	(10)
Earnings of subsidiaries (greater) less than subsidiary dividends	(27,896)	(34,777)	38,301
Writedown of property and equipment	228	—	—
Impairment and losses on sale of investment securities	—	—	1,246

Net cash provided by operating activities	67,856	95,261	99,000

Investing Activities
Investment in subsidiary bank	—	(93,726)	—
Purchases of premises and equipment	(30)	(70)	(204)
Net increase in short term investments	—	(1)	(10)

Net cash used in investing activities	(30)	(93,797)	(214)

Financing Activities
Net change in short-term debt	(14,700)	15,700	(19,532)
Net reductions in notes payable and long-term borrowings	—	—	(10,000)
Proceeds from issuance of preferred stock and warrants	—	83,726	—
Redemption of preferred stock	—	(83,726)	—
Preferred stock dividends	—	(2,756)	—
Exercise of stock options/issuance of shares	16,688	9,610	22,830
Excess tax benefits from stock based compensation	1,004	2,188	1,130
Retirement of common stock including repurchases	(28,719)	(2,046)	(35,914)
Dividends	(42,094)	(41,061)	(40,236)

Net cash used in financing activities	(67,821)	(18,365)	(81,722)

Net change in cash and due from banks	5	(16,901)	17,064
Cash and due from banks at beginning of year	1,200	18,101	1,037

Cash and due from banks at end of year	$1,205	$1,200	$18,101

Supplemental Disclosures:
Supplemental disclosure:
(Decrease) increase in unrealized gains on securities available for sale, net of tax	$(3,591)	$2,638	$5,524
Supplemental disclosure of cash flow activity:
Interest paid for the period	1,824	1,749	2,435
Income tax payments for the period	50,388	36,852	24,056

Note 21: Quarterly Financial Information (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data and
	price range of common stock)
2010
Interest and fee income	$56,003	$55,078	$55,203	$54,871
Net interest income	52,469	51,933	52,107	51,806
Provision for credit losses	2,800	2,800	2,800	2,800
Noninterest income	15,470	15,770	15,071	15,143
Noninterest expense	32,031	32,095	31,508	31,513
Income before taxes	33,108	32,808	32,870	32,636
Net income	23,576	23,561	23,709	23,731
Basic earnings per common share	0.81	0.81	0.81	0.82
Diluted earnings per common share	0.80	0.80	0.81	0.81
Dividends paid per common share	0.36	0.36	0.36	0.36
Price range, common stock	50.87-61.25	52.17-60.37	50.04-55.99	48.70-56.72
2009
Interest and fee income	$59,185	$63,072	$61,196	$58,496
Net interest income	54,352	57,327	56,696	54,194
Provision for credit losses	1,800	2,600	2,800	3,300
Noninterest income	63,968	16,386	15,961	15,696
Noninterest expense	34,123	38,666	35,151	32,836
Income before taxes	82,397	32,447	34,706	33,754
Net income	52,825	23,183	25,257	24,161
Net income applicable to common equity	52,247	22,076	23,791	23,349
Basic earnings per share	1.81	0.76	0.81	0.80
Diluted earnings per share	1.80	0.75	0.81	0.79
Dividends paid per share	0.36	0.35	0.35	0.35
Price range, common stock	33.08-51.29	44.13-56.79	45.42-54.70	47.08-56.80
2008
Interest and fee income	$55,394	$52,655	$50,975	$49,445
Net interest income	42,566	44,269	43,537	44,854
Provision for credit losses	600	600	600	900
Noninterest income (loss)	19,378	(3,843)	(27,499)	9,908
Noninterest expense	23,056	26,337	25,203	26,165
Income (loss) before taxes	38,288	13,489	(9,765)	27,697
Net income	26,778	12,202	44	20,811
Basic earnings per share	0.93	0.42	0.00	0.72
Diluted earnings per share	0.92	0.42	0.00	0.71
Dividends paid per share	0.34	0.35	0.35	0.35
Price range, common stock	39.00-56.49	50.55-61.49	35.50-69.00	41.17-60.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Westamerica Bancorporation:
We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP KPMG LLP
San Francisco, California
February 25, 2011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2010.
Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 51-52, immediately preceding the financial statements.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
Securities Authorized For Issuance Under Equity Compensation Plans
The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2010 (in thousands, except exercise price):

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan category	and rights	warrants and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,417	$48	3,717	*
Equity compensation plans not approved by security holders	—	N/A	—

Total	2,417	$48	3,717

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Corporation Transactions with Directors and Management” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Independent Auditors” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

		See Index to Financial Statements on page 50. The financial statements included in Item 8 are filed as part of this report.

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

Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ John “Robert” Thorson John “Robert” Thorson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Etta Allen Etta Allen	Director	February 25, 2011

/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 25, 2011

/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 25, 2011

/s/ Arthur C. Latno, Jr. Arthur C. Latno, Jr.	Director	February 25, 2011

/s/ Patrick D. Lynch Patrick D. Lynch	Director	February 25, 2011

/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 25, 2011

/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 25, 2011

/s/ Edward B. Sylvester Edward B. Sylvester	Director	February 25, 2011

EXHIBIT INDEX

Exhibit
Number
3	(a)
Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

3	(b)
By-laws, as amended (composite copy), incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010.

3	(c)
Certificate of Determination of Fixed Rate Cumulative Perpetual preferred Stock, Series A of Westamerica Bancorporation dated February 10, 2009, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 13, 2009.

4	(c)
Warrant to Purchase Common Stock pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

10	(a)*
Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.

10	(c)
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

10	(d)*
Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.

10	(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2005.
10	(f)*
Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997 incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10	(g)*
Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Nonstatutory Stock Option Agreement Form incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10	(h)*
Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Restricted Performance Share Grant Agreement Form incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.

10	(i)*
Amended Westamerica Bancorporation and Subsidiaries Deferred Compensation Plan (As restated effective January 1, 2005) dated December 31, 2008 incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.

10	(j)*
Amended and Restated Westamerica Bancorporation Deferral Plan (Adopted October 26, 1995) dated December 31, 2008 incorporated by reference to Exhibit 10(j) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.

10	(k)*
Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.

10	(l)
Purchase and Assumption Agreement by and between Federal Deposit Insurance Corporation and Westamerica Bank dated February 6, 2009, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 11, 2009.

10	(m)
Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

10	(n)
Additional Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

10	(o)*
Form of Waiver pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

10	(p)*
Form of Consent pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.

10	(q)
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

21	Subsidiaries of the registrant.
23 (a)	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.
The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.