Form 10-Q
period 2011-03-31
WESTAMERICA BANCORPORATION
filed 2011-05-03
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 26, 2011

Common Stock, No Par Value	28,878,053

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
These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current and potential future difficulties in the national and California economies and the effects of federal government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values, and (13) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. The reader is directed to the Company’s annual report on Form 10-K for the year ended December 31, 2010, for further discussion of factors which could affect the Company’s business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I — FINANCIAL INFORMATION

Item 1	Financial Statements
WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
 (unaudited)

	At March 31,	At December 31,
	2011	2010
	(In thousands)
Assets:
Cash and due from banks	$348,157	$338,793
Money market assets	342	392
Investment securities available for sale	741,603	671,484
Investment securities held to maturity, with fair values of:
$604,898 at March 31, 2011	591,923
$594,711 at December 31, 2010		580,728
Purchased covered loans	660,456	692,972
Purchased non-covered loans	187,203	199,571
Originated loans	1,986,976	2,029,541
Allowance for loan losses	(34,321)	(35,636)

Total loans	2,800,314	2,886,448
Non-covered other real estate owned	14,613	13,620
Covered other real estate owned	20,914	21,791
Premises and equipment, net	35,704	36,278
Identifiable intangibles, net	33,056	34,604
Goodwill	121,673	121,673
Interest receivable and other assets	229,130	225,713

Total Assets	$4,937,429	$4,931,524

Liabilities:
Deposits
Noninterest bearing deposits	$1,476,590	$1,454,663
Interest bearing deposits	2,663,783	2,678,298

Total deposits	4,140,373	4,132,961
Short-term borrowed funds	104,359	107,385
Federal Home Loan Bank advances	51,490	61,698
Debt financing and notes payable	26,108	26,363
Liability for interest, taxes and other expenses	64,184	57,830

Total Liabilities	4,386,514	4,386,237

Shareholders’ Equity:
Common stock (no par value), authorized — 150,000 shares
Issued and outstanding:
28,920 at March 31, 2011	379,142
29,090 at December 31, 2010		378,885
Deferred compensation	2,724	2,724
Accumulated other comprehensive income	2,526	159
Retained earnings	166,523	163,519

Total Shareholders’ Equity	550,915	545,287

Total Liabilities and Shareholders’ Equity	$4,937,429	$4,931,524

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended
	March 31,
	2011	2010
	(In thousands,
	except per share data)
Interest and Fee Income:
Loans	$41,363	$44,702
Money market assets and funds sold	—	1
Investment securities available for sale	5,218	3,895
Investment securities held to maturity	5,913	7,405

Total Interest and Fee Income	52,494	56,003

Interest Expense:
Deposits	1,890	2,488
Short-term borrowed funds	62	537
Federal Home Loan Bank advances	151	84
Debt financing and notes payable	200	425

Total Interest Expense	2,303	3,534

Net Interest Income	50,191	52,469
Provision for Loan Losses	2,800	2,800

Net Interest Income After Provision For Loan Losses	47,391	49,669

Noninterest Income:
Service charges on deposit accounts	7,521	8,742
Merchant credit card	2,171	2,221
Debit card	1,201	1,174
ATM and interchange	935	891
Trust fees	493	381
Financial services commissions	29	149
Other	2,393	1,912

Total Noninterest Income	14,743	15,470

Noninterest Expense:
Salaries and related benefits	15,075	15,892
Occupancy	4,025	3,777
Outsourced data processing services	2,456	2,240
Amortization of identifiable intangibles	1,548	1,598
FDIC insurance assessments	1,220	1,320
Furniture and equipment	933	1,051
Professional fees	850	663
Courier service	843	907
Other	4,373	4,583

Total Noninterest Expense	31,323	32,031

Income Before Income Taxes	30,811	33,108
Provision for income taxes	8,429	9,532

Net Income	$22,382	$23,576

Average Common Shares Outstanding	29,021	29,228
Diluted Average Common Shares Outstanding	29,225	29,596
Per Common Share Data:
Basic earnings	$0.77	$0.81
Diluted earnings	0.77	0.80
Dividends paid	0.36	0.36
See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Common		Accumulated
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income	Earnings	Total
	(In thousands)

Balance, December 31, 2009	29,208	$366,247	$2,485	$3,714	$133,002	$505,448
Comprehensive income
Net income for the period					23,576	23,576
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale				1,073		1,073
Post-retirement benefit transition obligation amortization				9		9

Total comprehensive income						24,658
Exercise of stock options	85	3,697				3,697
Stock option tax benefits		259				259
Stock based compensation		360				360
Stock awarded to employees	1	49				49
Purchase and retirement of stock	(88)	(1,115)			(3,689)	(4,804)
Dividends					(10,536)	(10,536)

Balance, March 31, 2010	29,206	$369,497	$2,485	$4,796	$142,353	$519,131

Balance, December 31, 2010	29,090	$378,885	$2,724	$159	$163,519	$545,287
Comprehensive income
Net income for the period					22,382	22,382
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale				2,358		2,358
Post-retirement benefit transition obligation amortization				9		9

Total comprehensive income						24,749
Exercise of stock options	68	2,967				2,967
Stock option tax benefits		27				27
Stock based compensation		360				360
Stock awarded to employees	1	40				40
Purchase and retirement of stock	(239)	(3,137)			(8,902)	(12,039)
Dividends					(10,476)	(10,476)

Balance, March 31, 2011	28,920	$379,142	$2,724	$2,526	$166,523	$550,915

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months
	ended March 31,
	2011	2010
	(In thousands)
Operating Activities:
Net income	$22,382	$23,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,435	3,411
Loan loss provision	2,800	2,800
Net amortization of deferred loan (fees) cost	(107)	70
(Increase) decrease in interest income receivable	(613)	258
Increase in other assets	(2,559)	(8,655)
Increase in income taxes payable	8,238	12,593
Decrease in deferred taxes	219	—
Decrease in interest expense payable	(220)	(66)
(Decrease) increase in other liabilities	(1,069)	1,108
Stock option compensation expense	360	360
Excess tax benefits from stock-based compensation	(27)	(259)
Gain on sale of other assets	(400)	—
Loss (gain) on sale of property and equipment	5	(463)
Originations of mortgage loans for resale	(90)	—
Proceeds from sale of mortgage loans originated for resale	93	—
Net (gain) loss on sale of foreclosed assets	(106)	352
Writedown of foreclosed assets	152	249

Net Cash Provided by Operating Activities	32,493	35,334

Investing Activities:
Net repayments of loans	78,875	89,819
Proceeds from FDIC loss-sharing agreement	855	19,863
Purchases of investment securities available for sale	(133,899)	(53,537)
Purchases of investment securities held to maturity	(28,909)	—
Proceeds from maturity/calls of securities available for sale	57,159	22,621
Proceeds from maturity/calls of securities held to maturity	24,267	36,350
Proceeds from sale of FRB/FHLB* stock	447	2,763
Proceeds from sale of property acquired in satisfaction of debt	2,970	4,860
Purchases of property, plant and equipment	(177)	(258)
Proceeds from sale of property, plant and equipment	—	603

Net Cash Provided by Investing Activities	1,588	123,084

Financing Activities:
Net change in deposits	7,831	(164,280)
Net change in short-term borrowings	(13,027)	(90,660)
Exercise of stock options/issurance of shares	2,967	3,697
Excess tax benefits from stock-based compensation	27	259
Retirement of common stock including repurchases	(12,039)	(4,804)
Common stock dividends paid	(10,476)	(10,536)

Net Cash Used in Financing Activities	(24,717)	(266,324)

Net Change In Cash and Due from Banks	9,364	(107,906)
Cash and Due from Banks at Beginning of Period	338,793	361,135

Cash and Due from Banks at End of Period	$348,157	$253,229

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$3,652	$6,092
Supplemental disclosure of cash flow activities:
Interest paid for the period	3,367	4,457
Income tax payments for the period	—	3,500

*	Federal Reserve Bank/Federal Home Loan Bank (“FRB/FHLB”)
See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010
The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.
Note 2: Accounting Policies
The Company’s accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain amounts in prior periods have been reclassified to conform to the current presentation.
Nonmarketable Equity Securities. Nonmarketable equity securities include securities that are not publicly traded and securities acquired for various purposes, such as to meet regulatory requirements (for example, Federal Home Loan Bank stock). These securities are accounted for under the cost method and are included in other assets. The Company reviews those assets accounted for under the cost method at least quarterly for possible declines in value that are considered “other than temporary”. The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and exit strategy. The asset value is reduced when a decline in value is considered to be other than temporary. The Company recognizes the estimated loss as a loss from equity investments in noninterest income.
Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may significantly affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management exercises judgment to estimate the appropriate level of the allowance for credit losses and the acquisition date fair value of purchased loans, which are discussed in the Company’s accounting policies.
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
The acquired assets of Sonoma Valley Bank include loans; such loans are not indemnified by the Federal Deposit Insurance Corporation (FDIC). However, on February 6, 2009, the Bank acquired loans in a business combination that are indemnified by the FDIC, as described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Pursuant to acquisition accounting, the loans in each business combination were measured at their estimated fair value at the respective acquisition date. This method of measuring the carrying value of purchased loans differs from loans originated by the Company, and as such, the Company identifies purchased loans not indemnified by the FDIC as “Purchased Non-covered Loans” and purchased loans indemnified by the FDIC as “Purchased Covered Loans.”

Loans originated by the Company are measured at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. These loans are identified as “Originated Loans.”
Recently Issued Accounting Standards
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (Topic 310), was issued January 2011 deferring the new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. As a result of the issuance of Update 2011-02, the provisions of Update 2011-01 are effective for the first interim or annual period beginning on or after June 15, 2011 or September 30, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.
FASB ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, was issued April 2011 providing additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011 or September 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.
Note 3: Acquisition
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

Note 4: Investment Securities
The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio as of March 31, 2011, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,550	$—	$(26)	$3,524
Securities of U.S. Government sponsored entities	178,380	187	(2,320)	176,247
Residential mortgage-backed securities	105,476	3,643	(26)	109,093
Commercial mortgage-backed securities	4,929	8	(13)	4,924
Obligations of States and political subdivisions	285,627	2,623	(4,128)	284,122
Residential collateralized mortgage obligations	57,534	1,146	(241)	58,439
Asset-backed securities	8,701	—	(392)	8,309
FHLMC and FNMA stock	824	1,979	(4)	2,799
Corporate securities	89,274	329	(249)	89,354
Other securities	2,532	2,330	(70)	4,792

Total	$736,827	$12,245	$(7,469)	$741,603

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio as of March 31, 2011, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$37,232	$1,724	$—	$38,956
Obligations of States and political subdivisions	478,904	12,801	(1,495)	490,210
Residential collateralized mortgage obligations	75,787	2,073	(2,128)	75,732

Total	$591,923	$16,598	$(3,623)	$604,898

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

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio as of December 31, 2010 follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$40,531	$1,797	$—	$42,328
Obligations of States and political subdivisions	455,372	13,142	(1,142)	467,372
Residential collateralized mortgage obligations	84,825	2,198	(2,012)	85,011

Total	$580,728	$17,137	$(3,154)	$594,711

The amortized cost and fair value of securities as of March 31, 2011, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$21,109	$21,163	$6,607	$6,671
Over 1 to 5 years	328,487	327,399	104,845	107,858
Over 5 to 10 years	65,941	65,990	342,876	351,252
Over 10 years	149,995	147,004	24,576	24,429

Subtotal	565,532	561,556	478,904	490,210
Mortgage-backed securities and residential collateralized mortgage obligations	167,939	172,456	113,019	114,688
Other securities	3,356	7,591	—	—

Total	$736,827	$741,603	$591,923	$604,898

The amortized cost and fair value of securities as of December 31, 2010, by contractual maturity, are shown in the following table:

	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$21,362	$21,460	$6,057	$6,103
Over 1 to 5 years	315,777	314,605	92,837	95,608
Over 5 to 10 years	64,565	64,804	351,407	360,602
Over 10 years	130,103	124,160	5,071	5,059

Subtotal	531,807	525,029	455,372	467,372
Mortgage-backed securities and residential collateralized mortgage obligations	135,492	140,497	125,356	127,339
Other securities	3,479	5,958	—	—

Total	$670,778	$671,484	$580,728	$594,711

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of March 31, 2011, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$3,524	$(26)	$—	$—	$3,524	$(26)
Securities of U.S. Government sponsored entities	130,220	(2,320)	—	—	130,220	(2,320)
Residential mortgage-backed securities	986	(26)	—	—	986	(26)
Commercial mortgage-backed securities	—	—	2,995	(13)	2,995	(13)
Obligations of States and political subdivisions	115,634	(3,517)	13,371	(611)	129,005	(4,128)
Residential collateralized mortgage obligations	15,651	(241)	—	—	15,651	(241)
Asset-backed securities	—	—	8,309	(392)	8,309	(392)
FHLMC and FNMA stock	—	—	2	(4)	2	(4)
Corporate securities	44,806	(249)	—	—	44,806	(249)
Other securities	—	—	1,930	(70)	1,930	(70)

Total	$310,821	$(6,379)	$26,607	$(1,090)	$337,428	$(7,469)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of March 31, 2011, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$50,394	$(1,003)	$10,271	$(492)	$60,665	$(1,495)
Residential collateralized mortgage obligations	—	—	17,743	(2,128)	17,743	(2,128)

Total	$50,394	$(1,003)	$28,014	$(2,620)	$78,408	$(3,623)

The unrealized losses on the Company’s investments in collateralized mortgage obligations and asset backed securities were caused by market conditions for these types of investments. The Company evaluates these securities on a quarterly basis including changes in security ratings issued by rating agencies, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be AAA rated by one or more major rating agencies.

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
The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2011.
The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, or the liquidity for securities is low. As a result, other than temporary impairments may occur in the future.
An analysis of gross unrealized losses of the available for sale investment securities portfolio as of December 31, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$3,542	$(12)	$—	$—	$3,542	$(12)
Securities of U.S. Government sponsored entities	146,083	(2,365)	—	—	146,083	(2,365)
Residential mortgage-backed securities	1,534	(15)	—	—	1,534	(15)
Commercial mortgage-backed securities	3,028	(23)	—	—	3,028	(23)
Obligations of States and political subdivisions	132,014	(5,505)	10,341	(542)	142,355	(6,047)
Asset-backed securities	—	—	8,286	(774)	8,286	(774)
FHLMC and FNMA stock	550	(211)	—	—	550	(211)
Corporate securities	44,752	(365)	—	—	44,752	(365)
Other securities	1	—	1,948	(51)	1,949	(51)

Total	$331,504	$(8,496)	$20,575	$(1,367)	$352,079	$(9,863)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio as of December 31, 2010, follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$22,157	$(382)	$18,663	$(760)	$40,820	$(1,142)
Residential collateralized mortgage obligations	—	—	20,182	(2,012)	20,182	(2,012)

Total	$22,157	$(382)	$38,845	$(2,772)	$61,002	$(3,154)

Note 5: Loans and Allowance for Credit Losses
A summary of the major categories of originated loans outstanding is shown in the following table:

	At March 31,	At December 31,
	2011	2010
	(In thousands)
Originated loans:
Commercial	$450,492	$474,183
Commercial real estate	746,219	757,140
Construction	24,270	26,145
Residential real estate	299,884	310,196
Consumer installment & other	466,111	461,877

Total	$1,986,976	$2,029,541

The carrying amount of purchased covered loans, consisting of impaired and non impaired purchased covered loans, is shown in the following table.

	As of March 31, 2011			As of December 31, 2010
	Impaired	Non Impaired		Impaired	Non Impaired
	Purchased	Purchased	Total Purchased	Purchased	Purchased	Total Purchased
	Covered Loans	Covered Loans	Covered Loans	Covered Loans	Covered Loans	Covered Loans
	(In thousands)			(In thousands)
Purchased covered loans:
Commercial	$9,978	$143,266	$153,244	$10,014	$158,971	$168,985
Commercial real estate	14,056	367,589	381,645	14,079	376,603	390,682
Construction	8,314	18,844	27,158	9,073	19,307	28,380
Residential real estate	138	14,437	14,575	138	18,236	18,374
Consumer installment & other	247	83,587	83,834	252	86,299	86,551

Total	$32,733	$627,723	$660,456	$33,556	$659,416	$692,972

Changes in the carrying amount of impaired purchased covered loans were as follows:

	Quarter ended	Year ended
	March 31, 2011	December 31, 2010
	(In thousands)
Carrying amount at the beginning of the period	$33,556	$43,196
Reductions during the period	(823)	(9,640)

Carrying amount at the end of the period	$32,733	$33,556

Impaired purchased covered loans had an unpaid principal balance (less prior charge-offs) of $44 million and $48 million at March 31, 2011 and December 31, 2010, respectively.
The carrying amounts of the purchased non-covered loans, consisting of impaired and non impaired purchased non-covered loans, are shown in the following table. Re-classification of some purchased non-covered loans occurred in the first quarter 2011 upon conversion of such loans to the Company’s accounting systems.

	At March 31, 2011			At December 31, 2010
	Impaired	Non Impaired	Total Purchased	Impaired	Non Impaired	Total Purchased
	Purchased Non-	Purchased Non-	Non-covered	Purchased Non-	Purchased Non-	Non-covered
	covered Loans	covered Loans	Loans	covered Loans	covered Loans	Loans
	(In thousands)			(In thousands)
Purchased non-covered loans:
Commercial	$1,946	$16,837	$18,783	$415	$15,005	$15,420
Commercial real estate	21,649	91,301	112,950	22,988	99,900	122,888
Construction	5,164	14,457	19,621	6,514	15,106	21,620
Residential real estate	311	5,996	6,307	311	6,744	7,055
Consumer installment & other	1,256	28,286	29,542	1,790	30,798	32,588

Total	$30,326	$156,877	$187,203	$32,018	$167,553	$199,571

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

Changes in the carrying amount of impaired purchased non-covered loans were as follows for the periods indicated below from August 20, 2010 (acquisition date) through March 31, 2011 (in thousands):

		August 20, 2010
	Quarter ended	through
	March 31, 2011	December 31, 2010
	(In thousands)
Carrying amount at the beginning of the period	$32,018	$37,742
Reductions during the period	(1,692)	(5,724)

Carrying amount at the end of the period	$30,326	$32,018

Impaired purchased non-covered loans had an unpaid principal balance (less prior charge-offs) of $48 million, $51 million and $60 million at March 31, 2011, December 31, 2010 and August 20, 2010, respectively.
The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Quarter Ended March 31, 2011
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$9,878	$9,607	$3,559	$617	$6,982	$7,686	$38,329
Charge-offs	(1,324)	—	(1,475)	(308)	(2,136)	—	(5,243)
Recoveries	200	—	—	—	928	—	1,128
Provision	1,093	752	346	68	(1,177)	1,718	2,800

Ending balance	$9,847	$10,359	$2,430	$377	$4,597	$9,404	$37,014

Components:
Allowance for loan losses	$7,816	$10,355	$2,260	$377	$4,458	$9,055	$34,321
Liability for off-balance sheet credit exposure	2,031	4	170	—	139	349	2,693

Total	$9,847	$10,359	$2,430	$377	$4,597	$9,404	$37,014

Ending balance: individually evaluated for impairment	$—	$—	$149	$—	$—	$—	$149

Ending balance: collectively evaluated for impairment	$9,847	$10,359	$2,281	$377	$4,597	$9,404	$36,865

Ending balance: loans acquired with deteriorated quality	$—	$—	$—	$—	$—	$—	$—

	Allowance for Credit Losses
	At December 31, 2010
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses
Components:
Allowance for loan losses	$8,094	$9,607	$3,260	$617	$6,372	$7,686	$35,636
Liability for off-balance sheet credit exposure	1,784	—	299	—	610	—	2,693

Total	$9,878	$9,607	$3,559	$617	$6,982	$7,686	$38,329

Ending balance: individually evaluated for impairment	$—	$—	$1,365	$—	$—	$—	$1,365

Ending balance: collectively evaluated for impairment	$9,878	$9,607	$2,194	$617	$6,982	$7,686	$36,964

Ending balance: loans acquired with deteriorated quality	$—	$—	$—	$—	$—	$—	$—

The recorded investment in loans related to the allowance for credit losses was as follows:

	At March 31, 2011
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Purchased loans principal balance	$203,708	$531,516	$56,270	$21,873	$120,407	$—	$933,774
Default risk purchase discount	(31,681)	(36,921)	(9,491)	(991)	(7,031)	—	(86,115)

Purchased loans recorded investment	172,027	494,595	46,779	20,882	113,376	—	847,659
Originated loans	450,492	746,219	24,270	299,884	466,111	—	1,986,976

Ending balance	$622,519	$1,240,814	$71,049	$320,766	$579,487	$—	$2,834,635

	At December 31, 2010
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Purchased loans principal balance	$215,728	$554,619	$60,983	$26,420	$128,959	$—	$986,709
Default risk purchase discount	(31,323)	(41,049)	(10,983)	(991)	(9,820)	—	(94,166)

Purchased loans recorded investment	184,405	513,570	50,000	25,429	119,139	—	892,543
Originated loans	474,183	757,140	26,145	310,196	461,877	—	2,029,541

Ending balance	$658,588	$1,270,710	$76,145	$335,625	$581,016	$—	$2,922,084

The recorded investment in loans was evaluated for impairment as follows:

	At March 31, 2011
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Individually evaluated for impairment	$9,499	$7,046	$11,806	$—	$1,270	$—	$29,621

Collectively evaluated for impairment	$601,096	$1,196,298	$45,765	$322,082	$576,714	$—	$2,741,955

Loans acquired with deteriorated quality	$11,924	$35,705	$13,478	$449	$1,503	$—	$63,059

	At December 31, 2010
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Individually evaluated for impairment	$11,947	$7,004	$7,421	$—	$—	$—	$26,372

Collectively evaluated for impairment	$636,212	$1,226,639	$53,137	$335,176	$578,974	$—	$2,830,138

Loans acquired with deteriorated quality	$10,429	$37,067	$15,587	$449	$2,042	$—	$65,574

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
The following summarizes the credit risk profile by internally assigned grade:

	Originated Loans
	At March 31, 2011
							Total
		Commercial		Residential	Indirect	Other	Originated
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$398,601	$699,449	$17,673	$296,294	$404,076	$59,869	$1,875,962
Special mention	21,140	19,918	—	1,743	—	450	43,251
Substandard	29,827	26,852	6,597	1,847	412	730	66,265
Doubtful	924	—	—	—	82	37	1,043
Loss	—	—	—	—	455	—	455

Total	$450,492	$746,219	$24,270	$299,884	$405,025	$61,086	$1,986,976

	Originated Loans
	At December 31, 2010
							Total
		Commercial		Residential	Indirect	Other	Originated
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$427,878	$718,124	$18,073	$305,433	$398,805	$59,984	$1,928,297
Special mention	17,731	19,216	—	1,749	—	568	39,264
Substandard	27,801	19,800	8,072	3,014	311	1,481	60,479
Doubtful	773	—	—	—	61	28	862
Loss	—	—	—	—	636	3	639

Total	$474,183	$757,140	$26,145	$310,196	$399,813	$62,064	$2,029,541

	Purchased Covered Loans
	At March 31, 2011
							Total
							Purchased
		Commercial		Residential	Indirect	Other	Covered
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$78,657	$268,648	$1,014	$11,514	$—	$84,882	$444,715
Special mention	14,015	42,640	610	—	—	—	57,265
Substandard	84,100	85,555	18,065	3,585	—	1,435	192,740
Doubtful	5,010	5,655	11,925	—	—	5	22,595
Loss	50	—	—	—	—	275	325
Default risk purchase discount	(28,588)	(20,853)	(4,456)	(524)	—	(2,763)	(57,184)

Total	$153,244	$381,645	$27,158	$14,575	$—	$83,834	$660,456

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

	Purchased Non-covered Loans
	At March 31, 2011
							Total
							Purchased
		Commercial		Residential	Indirect	Other	Non-covered
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$15,425	$62,466	$4,670	$4,504	$—	$22,399	$109,464
Special mention	1,719	14,293	2,702	345	—	2,748	21,807
Substandard	2,741	41,526	15,142	1,925	—	7,929	69,263
Doubtful	1,991	10,733	2,142	—	—	720	15,586
Loss	—	—	—	—	—	14	14
Default risk purchase discount	(3,093)	(16,068)	(5,035)	(467)	—	(4,268)	(28,931)

Total	$18,783	$112,950	$19,621	$6,307	$—	$29,542	$187,203

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

The following tables summarize loans by delinquency and nonaccrual status:

	Originated Loans
	At March 31, 2011
		Past Due
	30-89 Days	90 days	Total Past			Total
	Past Due	or More	Due	Current		Originated
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$8,739	$—	$8,739	$430,704	$11,049	$450,492
Commercial Real Estate	19,991	—	19,991	718,997	7,231	746,219
Construction	4,545	—	4,545	17,001	2,724	24,270
Residential Real Estate	3,405	—	3,405	296,092	387	299,884
Indirect Automobile	4,558	407	4,965	400,060	—	405,025
Other Consumer	638	32	670	60,351	65	61,086

Total	$41,876	$439	$42,315	$1,923,205	$21,456	$1,986,976

	Originated Loans
	At December 31, 2010
		Past Due
	30-89 Days	90 days	Total Past			Total
	Past Due	or More	Due	Current		Originated
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$7,274	$—	$7,274	$458,061	$8,848	$474,183
Commercial Real Estate	14,037	—	14,037	737,167	5,936	757,140
Construction	4,022	—	4,022	18,073	4,050	26,145
Residential Real Estate	2,552	—	2,552	305,709	1,935	310,196
Indirect Automobile	6,382	647	7,029	392,784	—	399,813
Other Consumer	488	119	607	61,358	99	62,064

Total	$34,755	$766	$35,521	$1,973,152	$20,868	$2,029,541

	Purchased Covered Loans
	At March 31, 2011
		Past Due				Total
	30-89 Days	90 days	Total Past			Purchased
	Past Due	or More	Due	Current		Covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$6,526	$—	$6,526	$134,540	$12,178	$153,244
Commercial Real Estate	25,377	—	25,377	345,097	11,171	381,645
Construction	1,602	—	1,602	15,628	9,928	27,158
Residential Real Estate	—	—	—	14,437	138	14,575
Other Consumer	1,132	251	1,383	82,208	243	83,834

Total	$34,637	$251	$34,888	$591,910	$33,658	$660,456

	Purchased Covered Loans
	At December 31, 2010
		Past Due				Total
	30-89 Days	90 days	Total Past			Purchased
	Past Due	or More	Due	Current		Covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$12,692	$—	$12,692	$144,307	$11,986	$168,985
Commercial Real Estate	12,413	—	12,413	355,518	22,751	390,682
Construction	415	—	415	17,508	10,457	28,380
Residential Real Estate	128	—	128	16,568	1,678	18,374
Other Consumer	2,200	355	2,555	83,723	273	86,551

Total	$27,848	$355	$28,203	$617,624	$47,145	$692,972

	Purchased Non-covered Loans
	At March 31, 2011
		Past Due
	30-89 Days	90 days	Total Past			Total Purchased
	Past Due	or More	Due	Current		Non-covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$411	$—	$411	$16,999	$1,373	$18,783
Commercial Real Estate	1,292	—	1,292	84,336	27,322	112,950
Construction	2,955	—	2,955	8,415	8,251	19,621
Residential Real Estate	—	—	—	5,996	311	6,307
Other Consumer	1,191	18	1,209	24,002	4,331	29,542

Total	$5,849	$18	$5,867	$139,748	$41,588	$187,203

	Purchased Non-covered Loans
	At December 31, 2010
		Past Due
	30-89 Days	90 days	Total Past			Total Purchased
	Past Due	or More	Due	Current		Non-covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$1,089	$—	$1,089	$13,969	$362	$15,420
Commercial Real Estate	2,860	—	2,860	93,384	26,644	122,888
Construction	—	—	—	13,390	8,230	21,620
Residential Real Estate	3,336	—	3,336	3,408	311	7,055
Other Consumer	1,503	1	1,504	27,468	3,616	32,588

Total	$8,788	$1	$8,789	$151,619	$39,163	$199,571

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2011 and December 31, 2010.
The following summarizes the impaired loans:

	Impaired Loans
	At March 31, 2011
		Unpaid		Average	Recognized
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
	(In thousands)
Purchased loans with no related allowance recorded:
Commercial	$21,424	$35,101	—	$21,900	$330
Commercial Real Estate	42,751	73,750	—	43,411	315
Construction	23,798	39,407	—	21,553	84
Residential Real Estate	449	451	—	449	—
Other Consumer	2,774	3,747	—	2,408	4

Originated loans with an allowance recorded:
Construction	1,485	2,425	149	2,593	—

Total:
Commercial	21,424	35,101	—	21,900	$330
Commercial Real Estate	42,751	73,750	—	43,411	315
Construction	25,283	41,832	149	24,146	84
Residential Real Estate	449	451	—	449	—
Other Consumer	2,774	3,747	—	2,408	4

The amount of interest income recognized on the cash basis of accounting was $320 thousand for the three months ended March 31, 2011.

	Impaired Loans
	At December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Purchased loans with no related allowance recorded:
Commercial	$22,376	$35,027	—
Commercial Real Estate	44,071	67,905	—
Construction	19,308	36,244	—
Residential Real Estate	449	451	—
Other Consumer	2,042	3,077	—

Originated loans with an allowance recorded:
Construction	3,700	3,700	1,365

Total:
Commercial	22,376	35,027	—
Commercial Real Estate	44,071	67,905	—
Construction	23,008	39,944	1,365
Residential Real Estate	449	451	—
Other Consumer	2,042	3,077	—
The Company had no troubled debt restructurings at March 31, 2011 and December 31, 2010.
The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At March 31, 2011, loans pledged to secure borrowing totaled $106.7 million compared with $138.0 million at December 31, 2010. The FHLB does not have the right to sell or repledge such loans.
There were no loans held for sale at March 31, 2011 and December 31, 2010.
Note 6: Concentration of Credit Risk
The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 5, the Company had loan commitments and standby letters of credit related to real estate loans of $12.4 million and $13.0 million at March 31, 2011 and December 31, 2010, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.
Note 7: Goodwill and Identifiable Intangible Assets
The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the quarter ended March 31, 2011.
The carrying values of goodwill were (in thousands):

December 31, 2010	$121,673

March 31, 2011	$121,673

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the quarter ended March 31, 2011, no such adjustments were recorded.

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31,		At December 31,
	2011		2010
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Deposit Intangibles	$56,808	($26,093)	$56,808	($24,719)
Merchant Draft Processing Intangible	10,300	(7,959)	10,300	(7,785)

Total Identifiable Intangible Assets	$67,108	($34,052)	$67,108	($32,504)

As of March 31, 2011, the current year and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
Three months ended March 31, 2011 (actual)	$1,374	$174	$1,548
Estimate for year ended December 31, 2011	5,351	624	5,975
2012	4,868	500	5,368
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
Note 8: Commitments and Contingent Liabilities
Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $397.8 million and $422.7 million at March 31, 2011 and December 31, 2010, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $24.9 million and $25.5 million at March 31, 2011 and December 31, 2010, respectively. The Company also had commitments for commercial and similar letters of credit of $4.1 million and $3.4 million at March 31, 2011 and December 31, 2010, respectively.
Due to the nature of its business, the Company is subject to various threatened or filed legal cases resulting from loan collection efforts, transaction processing for deposit accounts including the order of posting transactions and the assessment of overdraft fees, and employment practices. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.
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
Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At March 31, 2011
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2 )	(Level 3 )
	(In thousands)
U.S. Treasury securities	$3,524	$3,524	$—	$—
Securities of U.S. Government sponsored entities	176,247	176,247	—	—
Municipal bonds:
Federally Tax-exempt — California	86,634	—	86,634	—
Federally Tax-exempt - 29 other states	189,782	—	189,782	—
Taxable — California	2,018	—	2,018	—
Taxable — 2 other states	5,688	—	5,688	—
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	40,644	—	40,644	—
Issued by FNMA and FHLMC	68,449	—	68,449	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	51,703	—	51,703	—
All other	6,736	—	6,736	—
Commercial mortgage-backed securities	4,924	—	4,924	—
Asset-backed securities — government guaranteed student loans	8,309	—	8,309	—
FHLMC and FNMA stock	2,799	2,799	—	—
Corporate securities	89,354	—	89,354	—
Other securities	4,792	2,862	1,930	—

Total securities available for sale	$741,603	$185,432	$556,171	$—

There were no significant transfers in or out of Levels 1 and 2 for the three months ended March 31, 2011.

	At December 31, 2010
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2 )	(Level 3 )
	(In thousands)
U.S. Treasury securities	$3,542	$3,542	$—	$—
Securities of U.S. Government sponsored entities	172,877	172,877	—	—
Municipal bonds:
Federally Tax-exempt — California	83,616	—	83,616	—
Federally Tax-exempt — 29 other states	170,741	—	170,741	—
Taxable — California	6,276	—	6,276	—
Taxable — 1 other state	500	—	500	—
Residential mortgage-backed securities (“MBS”):
Guaranteed by GNMA	43,557	—	43,557	—
Issued by FNMA and FHLMC	66,272	—	66,272	—
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	18,010	—	18,010	—
All other	7,593	—	7,593	—
Commercial mortgage-backed securities	5,065	—	5,065	—
Asset-backed securities — government guaranteed student loans	8,286	—	8,286	—
FHLMC and FNMA stock	655	655	—	—
Corporate securities	79,191	—	79,191	—
Other securities	5,303	3,342	1,961	—

Total securities available for sale	$671,484	$180,416	$491,068	$—

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at March 31, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At March 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Originated other real estate owned (1)	$3,294	$—	$3,294	$—	$(220)
Originated impaired loans (2)	1,485	—	1,485	—	(940)

Total assets measured at fair value on a nonrecurring basis	$4,779	$—	$4,779	$—	$(1,160)

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Originated other real estate owned (1)	$1,863	$—	$1,863	$—	$(664)
Originated impaired loans (2)	4,780	—	4,780	—	$(829)

Total assets measured at fair value on a nonrecurring basis	$6,643	$—	$6,643	$—	$(1,493)

(1)	Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

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
Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $34.3 million at March 31, 2011 and $35.6 million at December 31, 2010 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $57.2 million and $28.9 million, respectively at March 31, 2011 and $61.8 million and $32.4 million, respectively at December 31, 2010 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.
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

	At March 31, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$348,157	$348,157	$338,793	$338,793
Money market assets	342	342	392	392
Investment securities held to maturity	591,923	604,898	580,728	594,711
Loans	2,800,314	2,835,235	2,886,448	2,923,612
Other assets — FDIC receivable	44,403	44,006	44,738	44,353

Financial Liabilities
Deposits	4,140,373	4,139,917	4,132,961	4,135,113
Short-term borrowed funds	104,359	104,359	107,385	107,385
Federal Home Loan Bank Advances	51,490	51,407	61,698	61,833
Debt financing and notes payable	26,108	28,336	26,363	26,811
Other liabilities — restricted performance share grants	2,321	2,321	2,259	2,259
The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.
Note 10: Borrowed Funds
Debt financing and notes payable were as follows:

	At March 31,	At December 31,
	2011	2010
	(In thousands)
Senior fixed-rate note (1)	$15,000	$15,000
Subordinated fixed-rate note (2)	11,108	11,363

Total debt financing and notes payable — Parent	$26,108	$26,363

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

The subordinated debt is currently callable by the Company at a premium. The Company intends to redeem the subordinated note in August 2011, and has adjusted the premium amortization accordingly. The call premium will approximate 5 percent of the $10 million principal amount.

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

	March 31,
	2011	2010
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$22,382	$23,576

Basic earnings per common share
Weighted average number of common shares outstanding — basic (denominator)	29,021	29,228
Basic earnings per common share	$0.77	$0.81

Diluted earnings per common share
Weighted average number of common shares outstanding — basic	29,021	29,228
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	204	368

Weighted average number of common shares outstanding — diluted (denominator)	29,225	29,596

Diluted earnings per common share	$0.77	$0.80

For the three months ended March 31, 2011, options to purchase 1.0 million shares of common stock were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2010, options to purchase 294 thousand shares of common stock were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	Three months ended
	March 31,	March 31,	December 31,
	2011	2010	2010
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)*	$54,993	$57,029	$56,412
Provision for Loan Losses	2,800	2,800	2,800
Noninterest Income	14,743	15,470	15,143
Noninterest Expense	31,323	32,031	31,513

Income Before Income Taxes (FTE)*	35,613	37,668	37,242
Income Tax Provision (FTE)*	13,231	14,092	13,511

Net Income	$22,382	$23,576	$23,731

Average Common Shares Outstanding	29,021	29,228	29,103
Diluted Average Common Shares Outstanding	29,225	29,596	29,341
Common Shares Outstanding at Period End	28,920	29,206	29,090

As Reported:
Basic Earnings Per Common Share	$0.77	$0.81	$0.82
Diluted Earnings Per Common Share	0.77	0.80	0.81
Return On Assets	1.84%	1.99%	1.87%
Return On Common Equity	16.65%	18.84%	17.53%
Net Interest Margin (FTE)*	5.35%	5.60%	5.39%
Net Loan Losses to Average Gross Originated Loans	0.83%	0.66%	1.03%
Efficiency Ratio**	44.9%	44.2%	44.0%

Average Balances:
Total Assets	$4,940,998	$4,812,924	$5,032,157
Total Earning Assets	4,153,110	4,111,345	4,164,013
Originated Loans	2,002,061	2,165,467	2,045,917
Purchased Covered Loans	674,806	831,161	704,728
Purchased Non-covered Loans	193,440	—	207,450
Total Deposits	4,138,799	3,955,299	4,159,497
Shareholders’ Equity	545,203	507,406	537,204

Balances at Period End:
Total Assets	$4,937,429	$4,745,495	$4,931,524
Total Earning Assets	4,168,503	4,061,997	4,174,688
Originated Loans	1,986,976	2,146,580	2,029,541
Purchased Covered Loans	660,456	809,503	692,972
Purchased Non-covered Loans	187,203	—	199,571
Total Deposits	4,140,373	3,895,029	4,132,961
Shareholders’ Equity	550,915	519,131	545,287

Financial Ratios at Period End:
Allowance for Loan Losses to Originated Loans	1.73%	1.88%	1.76%
Book Value Per Common Share	$19.05	$17.77	$18.74
Equity to Assets	11.16%	10.94%	11.06%
Total Capital to Risk Adjusted Assets	15.80%	15.21%	15.50%

Dividends Paid Per Common Share	$0.36	$0.36	$0.36
Common Dividend Payout Ratio	47%	45%	44%

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
Westamerica Bancorporation and subsidiaries (the “Company”) reported first quarter 2011 net income of $22.4 million or $0.77 diluted earnings per common share. These results compare to net income applicable to common equity of $23.6 million or $0.80 diluted earnings per common share and $23.7 million or $0.81 diluted earnings per common share, respectively, for the first and fourth quarters of 2010.
Acquisition
Westamerica Bank (“Bank”) acquired assets and assumed liabilities of the former Sonoma Valley Bank (“Sonoma”) on August 20, 2010. The acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB ASC 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded an identifiable intangible asset representing the value of the assumed core deposit customer base of Sonoma based on Management’s evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible asset, Management used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, Federal Home Loan Bank (“FHLB”) advances and other borrowings which were purchased and assumed. The acquired Sonoma operations were fully integrated into the Company’s traditional operating systems and practices in February 2011. First quarter 2011 results include expenses related to the integration of the former Sonoma of $393 thousand after tax, equivalent to $0.01 diluted earnings per share.
Net Income
Following is a summary of the components of net income for the periods indicated:

	Three months ended
	March 31,		December 31,
	2011	2010	2010
	(In thousands, except per share data)
Net interest income (FTE)	$54,993	$57,029	$56,412
Provision for loan losses	(2,800)	(2,800)	(2,800)
Noninterest income	14,743	15,470	15,143
Noninterest expense	(31,323)	(32,031)	(31,513)

Income before taxes (FTE)	35,613	37,668	37,242
Income tax provision (FTE)	(13,231)	(14,092)	(13,511)

Net income	$22,382	$23,576	$23,731

Average diluted common shares	29,225	29,596	29,341
Diluted earnings per common share	$0.77	$0.80	$0.81
Average total assets	$4,940,998	$4,812,924	$5,032,157
Net income to average total assets (annualized)	1.84%	1.99%	1.87%
Net income for the first quarter of 2011 was $1.2 million or 5.1% less than the same quarter of 2010, the net result of declines in net interest income (FTE) and noninterest income, partially offset by decreases in noninterest expense and income tax provision (FTE). A $2.0 million or 3.6% decrease in net interest income (FTE) was mostly attributed to lower average balances of loans and lower yields on earning assets, partially offset by higher average balances of investments, lower average balances of short-term borrowings and lower rates paid on interest-bearing liabilities. The provision for loan losses remained the same, reflecting Management’s evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and purchased loan credit-default discounts. Noninterest income decreased $727 thousand mainly due to lower service charges on deposit accounts. Noninterest expense decreased $708 thousand mostly due to lower personnel expenses.
Comparing the first quarter of 2011 to the fourth quarter of 2010, net income decreased $1.3 million, primarily due to lower net interest income (FTE) and lower noninterest income, partially offset by decreases in noninterest expense and income tax provision (FTE). The lower net interest income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing liabilities and lower rates paid on those liabilities. The provision for loan losses remained the same, reflecting Management’s evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest income decreased $400 thousand largely due to lower service charges on deposit accounts. Noninterest expense declined $190 thousand.

Net Interest Income
Following is a summary of the components of net interest income for the periods indicated:

	Three months ended
	March 31,		December 31,
	2011	2010	2010
	(In thousands)
Interest and fee income	$52,494	$56,003	$54,871
Interest expense	(2,303)	(3,534)	(3,065)
FTE adjustment	4,802	4,560	4,606

Net interest income (FTE)	$54,993	$57,029	$56,412

Average earning assets	$4,153,110	$4,111,345	$4,164,013
Net interest margin (FTE) (annualized)	5.35%	5.60%	5.39%
Net interest income (FTE) decreased during the first quarter of 2011 by $2.0 million or 3.6% from the same period in 2010 to $55.0 million, mainly due to lower average balances of loans (down $126 million) and lower yields on earning assets (down 0.38%), partially offset by higher average balances of investments (up $168 million), lower average balances of short-term borrowings (down $109 million) and lower rates paid on interest-bearing liabilities (down 0.16%).
Comparing the first quarter of 2011 with the fourth quarter of 2010, net interest income (FTE) decreased $1.4 million or 2.5%, primarily due to a lower average volume of loans (down $88 million) and lower yields on interest earning assets (down 0.11%), partially offset by higher average balances of investments (up $77 million), lower average balances of interest-bearing liabilities (down $94 million) and lower rates paid on interest-bearing liabilities (down 0.07%).
Economic conditions and deleveraging by businesses and individuals have reduced loan volumes, placing greater reliance on lower-yielding investment securities.
At March 31, 2011, purchased FDIC covered loans represented 23 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan.
Interest and Fee Income
Interest and fee income (FTE) for the first quarter of 2011 decreased $3.3 million or 5.4% from the same period in 2010. The decrease was caused by lower average balances of loans (down $126 million) and lower yields on earning assets (down 0.38%), partially offset by higher average balances of investments (up $168 million). The total average balances of loans declined due to decreases in the average balances of taxable commercial loans (down $71 million), residential real estate loans (down $49 million), indirect auto loans (down $26 million) and tax-exempt commercial loans (down $19 million), partially offset by a $13 million increase in the average balance of commercial real estate loans. The average investment portfolio increased largely due to higher average balances of U.S. Government sponsored entities (up $144 million), corporate securities (up $75 million) and municipal securities (up $70 million), partially offset by collateralized mortgage obligations (down $66 million) and residential mortgage backed securities (down $56 million). The average yield on the Company’s earning assets decreased from 5.95% in the first quarter of 2010 to 5.57% in the corresponding period of 2011. The composite yield on loans declined 0.2% to 5.97%. Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The investment portfolio yield decreased 0.66% to 4.70%. The decline in loan and investment yields is primarily due to relatively low market rates and competitive loan pricing.

Comparing the first quarter of 2011 with the fourth quarter of 2010, interest and fee income (FTE) was down $2.2 million or 3.7%. The decrease resulted from a lower average volume of loans and lower yields on interest earning assets (down 0.11%), partially offset by higher average balances of investments. Average interest earning assets decreased $11 million or 0.3% in the first quarter of 2011 compared with the fourth quarter of 2010 due to an $88 million decrease in average loans and a $77 million increase in average investments. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $32 million), taxable commercial loans (down $23 million), residential real estate loans (down $12 million), tax-exempt commercial loans (down $5 million), direct consumer loans (down $7 million) and indirect auto loans (down $5 million). The average investment portfolio increased mostly due to higher average balances of municipal securities (up $45 million) and U.S. government sponsored entity obligations (up $40 million). The average yield on earning assets for the first quarter of 2011 was 5.57% compared with 5.68% in the fourth quarter of 2010. The loan portfolio yield for the first quarter of 2011 compared with the fourth quarter of 2010 was lower by 0.06%.
Interest Expense
Interest expense in the first quarter of 2011 decreased $1.2 million or 34.8% compared with the same period in 2010. The decrease was attributable to lower average balances of short-term borrowings (down $109 million) and time deposits (down $64 million), and lower rates paid on interest-bearing liabilities (down 0.16%). Average interest-bearing liabilities increased $25 million or 0.9% due to increases in average balances of interest-bearing deposits (up $100 million) and assumed Sonoma FHLB advances (up $33 million). Partially offsetting the increase was a $109 million decline in the average balance of short-term borrowed funds due to repayment of term repurchase agreements of $100 million in December of 2010. Higher average balances of interest-bearing deposits were attributable to increases in average balances of money market savings (up $60 million), money market checking accounts (up $53 million), preferred money market savings (up $29 million), regular savings (up $23 million), partially offset by a $56 million decrease in average balances of time deposits less than $100 thousand. The average rate paid on interest-bearing liabilities decreased from 0.5% in the first quarter of 2010 to 0.34% in the same quarter of 2011. Rates on interest-bearing deposits decreased 0.1% to 0.29% primarily due to decreases in rates paid on time deposits less than $100 thousand (down 0.14%), time deposits $100 thousand or more (down 0.07%) and preferred money market savings (down 0.31%). Rates on short-term borrowed funds decreased 0.76%. Rates on debt financing payable declined 3.37% due to the adjustment of the premium amortization on a $10 million subordinated note, which the Company intends to redeem in August 2011. The redemption premium will approximate 5 percent of the $10 million principal amount.
Comparing the first quarter of 2011 with the fourth quarter of 2010, interest expense declined $762 thousand or 24.9%, due to lower average balances of interest-bearing liabilities (down $94 million) and lower rates paid on interest-bearing liabilities (down 0.07%). Average interest-bearing liabilities during the first quarter of 2011 fell primarily due to declines in the average balances of short-term borrowed funds (down $71 million) and time deposits less than $100 thousand (down $16 million), money market savings (down $16 million), partially offset by a $25 million increase in the average balance of preferred money market savings. Lower average balances of short-term borrowed funds were attributable to repayment of term repurchase agreements of $100 million in December of 2010. Rates paid on interest-bearing liabilities averaged 0.34% during the first quarter of 2011 compared with 0.41% for the fourth quarter of 2010. The average rate paid on interest-bearing deposits declined 0.01% to 0.29% in the first quarter of 2011 compared with the fourth quarter of 2010 mainly due to lower rates on money market savings (down 0.05%) and preferred money market savings (down 0.12%). Lower rates on short-term borrowed funds (down 0.76%) and debt financing and notes payable (down 3.35%) contributed to the reduction in rates paid on interest-bearing liabilities. Rates on debt financing payable declined 3.35% due to the adjusted premium amortization described in the preceding paragraph.
Net Interest Margin (FTE)
The following summarizes the components of the Company’s net interest margin for the periods indicated:

	Three months ended
	March 31,		December 31,
	2011	2010	2010

Yield on earning assets (FTE)	5.57%	5.95%	5.68%
Rate paid on interest-bearing liabilities	0.34%	0.50%	0.41%

Net interest spread (FTE)	5.23%	5.45%	5.27%
Impact of noninterest-bearing funds	0.12%	0.15%	0.12%

Net interest margin (FTE)	5.35%	5.60%	5.39%

During the first quarter of 2011, the net interest margin (FTE) decreased 0.25% compared with the same period in 2010. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 0.22% decrease in net interest spread (FTE). The net interest margin contribution of noninterest-bearing demand deposits reduced the net interest margin (FTE) to 5.35%. The net interest spread (FTE) in the first quarter of 2011 was 5.23% compared with 5.27% in the fourth quarter of 2010 the net result of a 0.11% decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 0.07%). The margin contribution from noninterest bearing funding sources remained the same from the fourth quarter of 2010 to the first quarter of 2011.
[Remainder of this page intentionally left blank]

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

	For the three months ended
	March 31, 2011
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$677	$—	—%
Investment securities:
Available for sale
Taxable	436,494	2,466	2.26%
Tax-exempt (1)	269,076	4,213	6.26%
Held to maturity
Taxable	122,672	1,291	4.21%
Tax-exempt (1)	453,884	7,093	6.25%
Loans:
Commercial:
Taxable	485,005	7,465	6.24%
Tax-exempt (1)	153,862	2,500	6.59%
Commercial real estate	1,251,610	19,929	6.46%
Real estate construction	75,114	946	5.11%
Real estate residential	327,313	3,355	4.10%
Consumer	577,403	8,038	5.65%

Total loans (1)	2,870,307	42,233	5.97%

Total Interest earning assets (1)	4,153,110	$57,296	5.57%
Other assets	787,888

Total assets	$4,940,998

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,463,075	$—	—%
Savings and interest-bearing transaction	1,793,314	671	0.15%
Time less than $100,000	334,172	413	0.50%
Time $100,000 or more	548,238	806	0.60%

Total interest-bearing deposits	2,675,724	1,890	0.29%
Short-term borrowed funds	110,848	62	0.22%
Federal Home Loan Bank advances	57,771	151	1.05%
Debt financing and notes payable	26,318	200	3.05%

Total interest-bearing liabilities	2,870,661	$2,303	0.34%
Other liabilities	62,059
Shareholders’ equity	545,203

Total liabilities and shareholders’ equity	$4,940,998

Net interest spread (1) (2)			5.23%
Net interest income and interest margin (1) (3)		$54,993	5.35%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	March 31, 2010
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$640	$1	0.63%
Investment securities:
Available for sale
Taxable	247,466	2,151	3.48%
Tax-exempt (1)	156,484	2,604	6.66%
Held to maturity
Taxable	206,445	2,277	4.41%
Tax-exempt (1)	503,682	7,906	6.28%
Loans:
Commercial:
Taxable	555,940	8,616	6.29%
Tax-exempt (1)	172,850	2,664	6.25%
Commercial real estate	1,238,344	20,294	6.65%
Real estate construction	67,459	925	5.56%
Real estate residential	376,254	4,345	4.62%
Consumer	585,781	8,780	6.08%

Total loans (1)	2,996,628	45,624	6.17%

Total interest earning assets (1)	4,111,345	$60,563	5.95%
Other assets	701,579

Total assets	$4,812,924

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,379,797	$—	—%
Savings and interest-bearing transaction	1,629,009	956	0.24%
Time less than $100,000	390,551	617	0.64%
Time $100,000 or more	555,942	915	0.67%

Total interest-bearing deposits	2,575,502	2,488	0.39%
Short-term borrowed funds	219,558	537	0.98%
Federal Home Loan Bank advances	24,600	84	1.37%
Debt financing and notes payable	26,484	425	6.42%

Total interest-bearing liabilities	2,846,144	$3,534	0.50%
Other liabilities	79,577
Shareholders’ equity	507,406

Total liabilities and shareholders’ equity	$4,812,924

Net interest spread (1) (2)			5.45%
Net interest income and interest margin (1) (3)		$57,029	5.60%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the three months ended
	December 31, 2010
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$769	$—	—%
Investment securities:
Available for sale
Taxable	381,597	2,341	2.45%
Tax-exempt (1)	220,167	3,513	6.38%
Held to maturity
Taxable	143,244	1,522	4.25%
Tax-exempt (1)	460,141	7,172	6.23%
Loans:
Commercial:
Taxable	507,629	8,480	6.63%
Tax-exempt (1)	158,954	2,597	6.48%
Commercial real estate	1,283,836	20,526	6.34%
Real estate construction	78,247	944	4.79%
Real estate residential	339,772	3,564	4.20%
Consumer	589,657	8,818	5.93%

Total loans (1)	2,958,095	44,929	6.03%

Total earning assets (1)	4,164,013	$59,477	5.68%
Other assets	868,144

Total assets	$5,032,157

Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,468,098	$—	—%
Savings and interest-bearing transaction	1,785,075	818	0.18%
Time less than $100,000	349,689	345	0.39%
Time $100,000 or more	556,635	839	0.60%

Total interest-bearing deposits	2,691,399	2,002	0.30%
Short-term borrowed funds	181,349	454	0.98%
Federal Home Loan Bank advances	65,868	187	1.11%
Debt financing and notes payable	26,383	422	6.40%

Total interest-bearing liabilities	2,964,999	$3,065	0.41%
Other liabilities	61,856
Shareholders’ equity	537,204

Total liabilities and shareholders’ equity	$5,032,157

Net interest spread (1) (2)			5.27%
Net interest income and interest margin (1) (3)		$56,412	5.39%

(1)	Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

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

	Three months ended March 31, 2011
	compared with
	Three months ended March 31, 2010
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$—	$(1)	$(1)
Investment securities:
Available for sale
Taxable	1,235	(920)	315
Tax-exempt (1)	1,767	(158)	1,609
Held to maturity
Taxable	(886)	(100)	(986)
Tax-exempt (1)	(778)	(35)	(813)
Loans:
Commercial:
Taxable	(1,092)	(59)	(1,151)
Tax-exempt (1)	(303)	139	(164)
Commercial real estate	216	(581)	(365)
Real estate construction	100	(79)	21
Real estate residential	(531)	(459)	(990)
Consumer	(124)	(618)	(742)

Total loans (1)	(1,734)	(1,657)	(3,391)

Total decrease in interest and fee income (1)	(396)	(2,871)	(3,267)

Interest expense:
Deposits:
Savings and interest-bearing transaction	89	(374)	(285)
Time less than $100,000	(81)	(123)	(204)
Time $100,000 or more	(13)	(96)	(109)

Total interest-bearing deposits	(5)	(593)	(598)

Short-term borrowed funds	(186)	(289)	(475)
Federal Home Loan Bank advances	91	(24)	67
Debt financing and notes payable	(3)	(222)	(225)

Total decrease in interest expense	(103)	(1,128)	(1,231)

Decrease in Net Interest Income (1)	$(293)	($1,743)	$(2,036)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Three months ended March 31, 2011
	compared with
	Three months ended December 31, 2010
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$—	$—	$—
Investment securities:
Available for sale
Taxable	301	(176)	125
Tax-exempt (1)	760	(60)	700
Held to maturity
Taxable	(218)	(13)	(231)
Tax-exempt (1)	(108)	29	(79)
Loans:
Commercial:
Taxable	(538)	(477)	(1,015)
Tax-exempt (1)	(139)	42	(97)
Commercial real estate	(959)	362	(597)
Real estate construction	(59)	61	2
Real estate residential	(150)	(59)	(209)
Consumer	(362)	(418)	(780)

Total loans (1)	(2,207)	(489)	(2,696)

Total decrease in interest and fee income (1)	(1,472)	(709)	(2,181)

Interest expense:
Deposits:
Savings and interest-bearing transaction	(12)	(135)	(147)
Time less than $100,000	(25)	93	68
Time $100,000 or more	(31)	(2)	(33)

Total interest-bearing deposits	(68)	(44)	(112)

Short-term borrowed funds	(134)	(258)	(392)
Federal Home Loan Bank advances	(26)	(10)	(36)
Debt financing and notes payable	(6)	(216)	(222)

Total decrease in interest expense	(234)	(528)	(762)

Decrease in Net Interest Income (1)	$(1,238)	$(181)	$(1,419)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
Provision for Loan Losses
The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Further, County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered with the FDIC. Due to the loss-sharing agreements and fair value recognition, the Company did not record a provision for loan losses during the first three months of 2011 related to such loans covered by the FDIC loss-sharing agreements. The Company recorded purchased Sonoma loans at estimated fair value upon acquisition as of August 20, 2010. Due to the fair value recognition, the Company did not record a provision for loan losses during the first three months of 2011 related to purchased Sonoma loans. In Management’s judgment, the acquisition date loan fair value discounts remaining at March 31, 2011 represent appropriate loss estimates for default risk inherent in the purchased loans. The Company provided $2.8 million for loan losses related to originated loans in the first quarter of 2011, the first and fourth quarters of 2010. The provision reflects Management’s assessment of credit risk in the originated loan portfolio for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see Note 5 and the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income
The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended
	March 31,		December 31,
	2011	2010	2010
	(In thousands)

Service charges on deposit accounts	$7,521	$8,742	$7,984
Merchant credit card fees	2,171	2,221	2,427
Debit card fees	1,201	1,174	1,210
ATM fees and interchange	935	891	931
Other service fees	691	636	744
Trust fees	493	381	447
Check sale income	220	230	218
Safe deposit rental	169	162	174
Financial services commissions	29	149	164
Other noninterest income	1,313	884	844

Total	$14,743	$15,470	$15,143

Noninterest income for the first quarter of 2011 declined by $727 thousand or 4.7% from the same period in 2010. Service charges on deposits decreased $1.2 million or 14.0% due to declines in fees charged on overdrawn and insufficient funds accounts (down $1.0 million) and deficit fees charged on analyzed accounts (down $232 thousand). New regulations over overdraft fees were adopted July 1, 2010 and limited the Bank’s ability to assess overdraft fees. Financial services commissions decreased $120 thousand due to the transition to a new provider for sales of mutual funds and annuities. Increases in trust fees and other noninterest income partially offset the decrease. A $112 thousand increase in trust fees was attributable to new trust accounts. Other noninterest income rose $429 thousand mostly due to a $400 thousand gain on sale of other assets.
In the first quarter of 2011, noninterest income decreased $400 thousand or 2.6% compared with the fourth quarter of 2010. Service charges on deposits decreased $463 thousand or 5.8% due to declines in fees charged on overdrawn and insufficient funds accounts (down $405 thousand) and deficit fees charged on analyzed accounts. Merchant credit card fees declined $256 thousand or 10.5% mainly due to seasonally lower transaction volumes. Financial services commissions decreased $135 thousand due to the transition to a new provider for sales of mutual funds and annuities. Offsetting the decrease was a $469 thousand increase in other noninterest income which mainly resulted from recoveries of charged-off purchased loans and ACH service fee income.

Noninterest Expense
The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended
	March 31,		December 31,
	2011	2010	2010
	(In thousands)

Salaries and related benefits	$15,075	$15,892	$14,899
Occupancy	4,025	3,777	4,073
Outsourced data processing services	2,456	2,240	2,329
Equipment	933	1,051	1,091
Amortization of identifiable intangibles	1,548	1,598	1,622
FDIC insurance assessments	1,220	1,320	1,320
Courier service	843	907	859
Professional fees	850	663	896
Postage	368	475	289
Loan expense	394	418	391
Telephone	435	389	448
Stationery and supplies	323	350	329
Operational losses	248	220	213
Advertising/public relations	171	211	250
In-house meetings	183	175	192
Customer checks	176	172	157
OREO expense	145	150	243
Correspondent service charges	30	102	8
Other noninterest expense	1,900	1,921	1,904

Total	$31,323	$32,031	$31,513

Average full time equivalent staff	1,001	1,032	1,006
Noninterest expense to revenues (FTE)	44.92%	44.18%	44.04%
Noninterest expense in the three months ended March 31, 2011 include $679 thousand related to pre-integration costs for the acquired Sonoma Valley Bank, primarily outsourced data processing and personnel costs. SVB operations were fully integrated in February 2011. Noninterest expense decreased $708 thousand or 2.2% in the first quarter 2011 compared with the same period in 2010 primarily due to lower personnel expenses. Salaries and related benefits decreased $817 thousand or 5.1% primarily due to a reduction in regular salaries attributable to fewer employees and decreases in payroll taxes, incentives, bonuses and other benefits partially offset by annual merit increases and higher group health insurance costs. Equipment expense declined $118 thousand or 11.2% primarily due to lower repairs and maintenance expenses. The Company expects FDIC insurance assessments (including assessments for FICO bond debt service) of approximately $700 thousand in the second quarter 2011 based on application of new assessment rules effective April 1, 2011. Postage decreased $107 thousand or 22.5%. Occupancy expense increased $248 thousand or 6.6% primarily due to increases in rent. Outsourced data processing services expense increased $216 thousand or 9.6% mostly due to merger deconversion costs for Sonoma operations. Professional fees increased $187 thousand or 28.2% mainly due to higher legal expenses relating to delinquent loans and foreclosed assets.
In the first quarter of 2011, noninterest expense decreased $190 thousand or 0.6% compared with the fourth quarter of 2010. Equipment expense declined $158 thousand or 14.5% primarily due to lower repairs and maintenance expenses. Salaries and related benefits increased $176 thousand or 1.2% primarily due to higher payroll taxes and annual merit increases, offset in part by decreases in salaries, incentives, bonuses and other benefits. Outsourced data processing services expense increased mostly due to merger deconversion costs for Sonoma operations.
Provision for Income Tax
During the first quarter of 2011, the Company recorded income tax expense (FTE) of $13.2 million, compared with $14.1 million and $13.5 million for the first and fourth quarters of 2010, respectively. The current quarter provision represents an effective tax rate (FTE) of 37.2%, compared with 37.4% and 36.3% for the first and fourth quarters of 2010, respectively.

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
On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management separates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “purchased covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “purchased non-covered loans” and “originated loans”). At March 31, 2011, purchased covered loans totaled $660 million, or 23 percent of total loans, originated loans totaled $2.0 billion, or 70 percent of total loans and purchased non-covered loans totaled $187 million, or 7 percent of total loans.
The amount of gross interest income that would have been recorded if all nonaccrual purchased covered loans had been current in accordance with their original terms while outstanding was $688 thousand in the first quarter of 2011 and $1.3 million and $860 thousand in the first quarter and the fourth quarter of 2010, respectively. The amount of interest income that was recognized on nonaccrual purchased covered loans from cash payments made in the first quarter of 2011 was $503 thousand, compared with $1.5 million and $730 thousand for the first and fourth quarters of 2010, respectively. There were no cash payments received, which were applied against the book balance of nonaccrual purchased covered loans outstanding at March 31, 2011, March 31, 2010 and December 31, 2010 in the first quarter 2011, the first quarter 2010 and the fourth quarter 2010, respectively.
The amount of gross interest income that would have been recorded if all nonaccrual purchased non-covered loans had been current in accordance with their original terms while outstanding was $686 thousand in the first quarter of 2011 compared with $650 thousand in the fourth quarter of 2010. The amount of interest income that was recognized on nonaccrual purchased non-covered loans from cash payments made in the first quarter of 2011 was $171 thousand, compared with $24 thousand for the fourth quarter of 2010. There were no cash payments received, which were applied against the book balance of nonaccrual purchased non-covered loans outstanding at March 31, 2011 in the first quarter of 2011. The amount of cash payments received, which were applied against the book balance of nonaccrual purchased non-covered loans outstanding at December 31, 2010 totaled $510 thousand in the fourth quarter 2010.
The amount of gross interest income that would have been recorded if all nonaccrual originated loans had been current in accordance with their original terms while outstanding was $311 thousand in the first quarter of 2011, compared with $298 thousand and $307 thousand for the first and fourth quarters of 2010, respectively. The amount of interest income that was recognized on nonaccrual originated loans from cash payments made in the first quarter of 2011 was $118 thousand, compared with $131 thousand and $197 thousand for the first and fourth quarters of 2010, respectively. There were no cash payments received, which were applied against the book balance of nonaccrual originated loans outstanding at March 31, 2011, March 31, 2010 and December 31, 2010 in the first quarter 2011, the first quarter 2010 and the fourth quarter 2010, respectively.

The Company had no restructured loans as of March 31, 2011 and December 31, 2010.
Management believes the overall credit quality of the loan portfolio is reasonably stable; however, nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, and collateral values or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual and delinquent loans will not occur in the future.
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

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $17 million as of March 31, 2011, which would be realized only if all covered assets at March 31, 2011 generated no future cash flows.
Purchased covered assets have declined since the acquisition date, and losses have been offset against the estimated credit risk discount. Purchased covered assets totaled $681 million at March 31, 2011, net of a credit risk discount of $57 million, compared to $715 million at December 31, 2010, net of a credit risk discount of $62 million. Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Purchased covered assets classified without regard to FDIC indemnification totaled $203 million and $195 million at March 31, 2011 and December 31, 2010, respectively. FDIC indemnification limits the Company’s loss exposure to covered classified assets.
In Management’s judgment, the credit risk discount recognized for the purchased assets remains adequate as an estimate of credit risk inherent in purchased covered assets as of March 31, 2011. In the event credit risk deteriorates beyond that estimated by Management, losses in excess of the credit risk discount would be recognized as an expense, net of related FDIC loss indemnification.
Allowance for Credit Losses
The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. Management determined the credit default fair value discounts assigned to purchased loans remained adequate as an estimate of credit losses inherent in purchased loans as of March 31, 2011. The allowance for credit losses represents Management’s estimate of credit losses in excess of these principal reductions.

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
The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $37.0 million allowance for credit losses to be adequate as a reserve against originated credit losses as of March 31, 2011.
The following table presents the allocation of the allowance for credit losses:

	At March 31,		At December 31,
	2011		2010
	(In thousands)
		Originated Loans		Originated Loans
	Allocation of the	as Percent of Total	Allocation of the	as Percent of Total
	Allowance Balance	Originated Loans	Allowance Balance	Originated Loans
Commercial	$9,847	23%	$9,878	23%
Commercial real estate	10,359	38%	9,607	38%
Real estate construction	2,430	1%	3,559	1%
Real estate residential	377	15%	617	15%
Consumer	4,597	23%	6,982	23%
Unallocated portion	9,404	—	7,686	—

Total	$37,014	100%	$38,329	100%

The allocation to loan portfolio segments changed from December 31, 2010 to March 31, 2011. The increase in allocation for originated commercial real estate loans was substantially attributable to an increase in classified originated loans, partially offset by lower commitments. The decrease in allocation to originated real estate construction loans reflects first quarter 2011 loan charge-offs. The allocation to originated consumer loans decreased due to Management’s judgment regarding the appropriate allocation based on recent charge-offs and delinquency trends. The unallocated portion of the allowance for credit losses increased $1.7 million from December 31, 2010 to March 31, 2011. The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At March 31, 2011 and December 31, 2010, Management’s evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($1.8 million and $1.2 million, respectively), external competitive issues ($0.7 million and $0.6 million, respectively), internal credit administration considerations ($1.6 million and $1.2 million, respectively), and delinquency and problem loan trends ($2.8 million and $2.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management’s judgment, review of trends in its originated loan portfolio, extent of migration of previously non-criticized originated loans to criticized status, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management’s analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $9.4 million at March 31, 2011, compared to $7.7 million at December 31, 2010.
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
The Company’s asset and liability position ranged from “neutral” to slightly “asset sensitive” at March 31, 2011, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. A slightly “asset sensitive” position results in a slightly larger increase in interest income than in interest expense resulting from application of assumed interest rate changes. Management’s simulation modeling is currently biased toward rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company’s exposure to interest rate risk.
Management assesses interest rate risk by comparing the Company’s most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company’s balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending March 31, 2012. Using the current composition of the Company’s balance sheet and assuming an increase of 100 basis points (“bp”) in the federal funds rate and an increase of 60 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company’s most likely net income plan for the twelve months ending March 31, 2012. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. In the current operating environment, Management’s objective is to maintain a “neutral” to slightly “asset sensitive” interest rate risk position. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors.

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
Liquidity and Funding
The Company’s routine sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During the first quarter of 2011, the Company’s operating activities generated $32.5 million in liquidity providing most of the funds to pay common shareholders $10.5 million in dividends, fund $12.0 million in stock repurchases and reduce short-term borrowings by $13 million.
During the first quarter of 2010, operating cash flows provided $35.3 million to pay for $10.5 million in shareholder dividends and $4.8 million in repurchases of common stock. During the first quarter of 2010, investment securities provided $61.7 million in liquidity from paydowns and maturities to purchase securities of $53.5 million, and loans provided $89.8 million in liquidity from scheduled payments and maturities, net of loan fundings. Other sources of cash from investing activities include proceeds of $20 million under FDIC loss-sharing agreements.
The Company projects $62.2 million in additional liquidity from investment security paydowns and maturities during the three months ending June 30, 2011. At March 31, 2011, $280.6 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company’s investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The residential CMOs and MBSs provided $31.2 million in liquidity from paydowns during the three months ended March 31, 2011. At March 31, 2011, indirect automobile loans totaled $405.0 million, which were experiencing stable monthly principal payments of approximately $16.5 million during the first quarter of 2011.
The Company held $1.3 billion in total investment securities at March 31, 2011. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2011, such collateral requirements totaled approximately $883.1 million. At March 31, 2011, $741.6 million of the Company’s investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company’s ability to meet continuing collateral requirements.
In addition, at March 31, 2011, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company’s short-term debt rating from Fitch Ratings is F1. The Company’s long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management’s judgment, the Company’s liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

The Company anticipates maintaining its cash levels in the remainder of 2011. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions in the remainder of 2011. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company’s sales efforts, delivery of superior customer service, new regulations and market conditions. Changes in interest rates, most notably rising interest rates, could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board’s discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.
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
Capital Resources
The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company’s net income as a percentage of average common equity (“return on common equity” or “ROE”) was 16.6% (annualized) in the first quarter of 2011, 18.1% in 2010 and 25.8% in 2009. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company’s executive compensation programs to reinforce shareholders’ interests in the Management of the Company. Capital raised through the exercise of stock options totaled $3.0 million in the first quarter of 2011, $16.7 million in 2010 and $9.6 million in 2009.
The Company paid dividends totaling $10.5 million in the first quarter of 2011, $42.1 million in 2010 and $41.1 million in 2009, which represent dividends per share of $0.36, $1.44 and $1.41, respectively. The Company’s earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders’ equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 239 thousand shares of common stock valued at $12.0 million in the first quarter of 2011, 533 thousand shares valued at $28.7 million in 2010 and 42 thousand shares valued at $2.0 million in 2009. Share repurchases were restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury; such restrictions were removed with full redemption of the preferred stock in November 2009.
The Company’s primary capital resource is shareholders’ equity, which increased $5.6 million or 1.0% during the first quarter 2011 primarily due to $22.4 million in net income and $3.0 million in issuance of stock in connection with exercises of employee stock options, offset by $10.5 million in dividends paid and $12.0 million in stock repurchases.
Capital to Risk-Adjusted Assets
The following summarizes the ratios of capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At March 31,		At December 31,	Regulatory	by Regulatory
	2011	2010	2010	Requirement	Definition

Tier I Capital	14.47%	13.91%	14.21%	4.00%	6.00%
Total Capital	15.79%	15.21%	15.50%	8.00%	10.00%
Leverage ratio	8.68%	8.21%	8.44%	4.00%	5.00%
The risk-based capital ratios increased at March 31, 2011 compared with March 31, 2010, due to higher retained earnings, partially offset by an increase in risk-weighted assets. The risk-based capital ratios increased at March 31, 2011, compared with December 31, 2010, due to increased retained earnings and a decrease in risk-weighted assets. As described in Note 10, the Company intends to retire a $10 million subordinated note in August 2011. Such debt qualifies as regulatory capital. Management intends to use cash earnings to retire the debt. FDIC-covered assets are included in the 20% risk-weight category until the loss-sharing agreements terminate; the residential loss-sharing agreement expires February 6, 2019 and the non-residential loss-sharing agreement expires (as to losses) February 6, 2014.

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At March 31,		At December 31,	Regulatory	by Regulatory
	2011	2010	2010	Requirement	Definition

Tier I Capital	13.99%	13.65%	13.87%	4.00%	6.00%
Total Capital	15.48%	15.14%	15.33%	8.00%	10.00%
Leverage ratio	8.35%	8.01%	8.19%	4.00%	5.00%
The risk-based capital ratios increased at March 31, 2011, compared with March 31, 2010 due to higher retained earnings, partially offset by an increase in risk-weighted assets. The risk-based capital ratios increased at March 31, 2011, compared with December 31, 2010, due to increased retained earnings and a decrease in risk-weighted assets.
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
The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Due to the nature of its business, the Company is subject to various threatened or filed legal cases resulting from loan collection efforts, transaction processing for deposit accounts including the order of posting transactions and the assessment of overdraft fees, and employment practices. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.

Item 1A.	Risk Factors
The Company’s Form 10-K as of December 31, 2010 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed, except as described below:
Japanese Disaster
During the first quarter 2011, Japan experienced a devastating earthquake and resultant tsunami. The tsunami reached the California coastline, but caused limited damage. The Company’s loan customers are generally small businesses and professionals whose business activities are primarily located in Northern and Central California. These customers in the aggregate have some, but not a significant amount of reliance on trade with Asian countries. Management does not expect any significant impact on the Company’s financial results due to this disaster. However, additional shocks could occur, including, but not limited to harmful radiation from the damaged nuclear power plants. Further, economic imbalances are likely to exist such as heightened demand for non-nuclear sources of energy for Japan, supply chain disruptions affecting international manufacturing processes, food shortages, demand for liquidity, and other possible repercussions. These imbalances could affect asset values such as, but not limited to, investment securities, energy and commodities. Significant changes in assets values could impact the financial condition of the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2011.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
	(In thousands, except per share data)
January 1 through January 31	45	$50.48	45	1,822
February 1 through February 28	104	50.39	104	1,718
March 1 through March 31	90	50.57	90	1,628

Total	239	$50.47	239	1,628

*
Includes 1 thousand, 5 thousand and 5 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.
Shares were repurchased during the first quarter of 2011 pursuant to a program approved by the Board of Directors on August 26, 2010, authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2011.

Item 3.	Defaults upon Senior Securities
None

Item 4.	Reserved

Item 5.	Other Information
(a) Submission of Matters to a Vote of Security Holders
Proxies for the Annual Meeting of shareholders held on April 28, 2011, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 25,595,099 shares of the Common Stock of the Company, out of 29,009,907 shares outstanding on the February 28, 2011 record date, were present, in person or by proxy, at the meeting. The following matters were submitted to a vote of the shareholders:
1. Election of Directors:

Nominee	For	Withheld	Non-Votes	Uncast
Etta Allen	21,251,050	125,789	4,218,260	0
Louis E. Bartolini	21,258,106	118,102	4,218,260	630
E.Joseph Bowler	20,012,819	1,364,020	4,218,260	0
Arthur C. Latno, Jr.	18,551,866	2,824,973	4,218,260	0
Patrick D. Lynch	21,258,802	118,036	4,218,260	0
Catherine C. MacMillan	21,267,903	108,936	4,218,260	0
Ronald A. Nelson	21,272,342	104,497	4,218,260	0
David L. Payne	20,973,142	403,693	4,218,260	3
Edward B. Sylvester	21,223,963	152,875	4,218,260	0
2. Approval of Selection of KPMG as Company’s Independent Auditors for Fiscal Year 2011

For	Against	Abstain	Non-Votes	Uncast
25,118,343	149,734	327,022	0	0
3. Approval of a Non-Binding Advisory Vote on Executive Compensation

For	Against	Abstain	Non-Votes	Uncast
20,821,827	232,668	322,343	4,218,260	0
4. Approval of a Non-Binding Advisory Vote on the frequency of the advisory vote on executive compensation

Every year	Every 2 years	Every 3 years	Abstain	Non-Votes	Uncast
13,001,244	367,019	7,420,881	587,694	4,218,260	0

Item 6.	Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1:	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTAMERICA BANCORPORATION
(Registrant)

/s/ JOHN “ROBERT” THORSON John “Robert” Thorson
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)
Date: May 2, 2011

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