Form 10-Q
period 2011-06-30
WESTAMERICA BANCORPORATION
filed 2011-08-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383
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

Yes ☑                                                                                                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 25, 2011

Common Stock, No Par Value	28,523,000

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements.  Words such as "believes", "anticipates", "expects", "intends", "targeted", "projected", "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current and potential future difficulties in the national and California economies and the effects of federal government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values, and (13) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2010, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I - FINANCIAL INFORMATION
Item 1 Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At June 30,	At December 31,
	2011	2010
	(In thousands)
Assets:
Cash and due from banks	$320,119	$338,793
Money market assets	-	392
Investment securities available for sale	705,078	671,484
Investment securities held to maturity, with fair values of: $687,326 at June 30, 2011, $594,711 at December 31, 2010	669,452	580,728
Purchased covered loans	622,727	692,972
Purchased non-covered loans	164,844	199,571
Originated loans	1,963,642	2,029,541
Allowance for loan losses	(33,008)	(35,636)
Total loans	2,718,205	2,886,448
Non-covered other real estate owned	16,637	13,620
Covered other real estate owned	24,348	21,791
Premises and equipment, net	35,015	36,278
Identifiable intangibles, net	31,576	34,604
Goodwill	121,673	121,673
Other assets	234,628	225,713
Total Assets	$4,876,731	$4,931,524

Liabilities:
Deposits
Noninterest bearing deposits	$1,446,973	$1,454,663
Interest bearing deposits	2,641,412	2,678,298
Total deposits	4,088,385	4,132,961
Short-term borrowed funds	106,727	107,385
Federal Home Loan Bank advances	46,351	61,698
Debt financing and notes payable	25,853	26,363
Other liabilities	60,075	57,830
Total Liabilities	4,327,391	4,386,237

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 28,540 at June 30, 2011, 29,090 at December 31, 2010	375,277	378,885
Deferred compensation	3,060	2,724
Accumulated other comprehensive income	8,251	159
Retained earnings	162,752	163,519
Total Shareholders' Equity	549,340	545,287
Total Liabilities and Shareholders' Equity	$4,876,731	$4,931,524

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$41,272	$44,060	$82,635	$88,762
Money market assets and funds sold	-	-	-	1
Investment securities available for sale	5,684	4,026	10,902	7,921
Investment securities held to maturity	6,132	6,992	12,045	14,397
Total Interest and Fee Income	53,088	55,078	105,582	111,081
Interest Expense:
Deposits	1,777	2,180	3,667	4,668
Short-term borrowed funds	47	491	109	1,028
Federal Home Loan Bank advances	128	52	279	136
Debt financing and notes payable	201	422	401	847
Total Interest Expense	2,153	3,145	4,456	6,679
Net Interest Income	50,935	51,933	101,126	104,402
Provision for Loan Losses	2,800	2,800	5,600	5,600
Net Interest Income After Provision For Loan Losses	48,135	49,133	95,526	98,802
Noninterest Income:
Service charges on deposit accounts	7,577	8,629	15,098	17,371
Merchant processing services	2,391	2,176	4,562	4,397
Debit card fees	1,283	1,245	2,484	2,419
ATM processing fees	997	1,021	1,932	1,912
Trust fees	482	448	975	829
Financial services commissions	117	223	146	372
Other	2,445	2,028	4,838	3,940
Total Noninterest Income	15,292	15,770	30,035	31,240
Noninterest Expense:
Salaries and related benefits	14,913	15,476	29,988	31,368
Occupancy	4,050	3,822	8,075	7,599
Outsourced data processing services	2,122	2,202	4,578	4,442
Settlements	2,100	-	2,100	23
Amortization of identifiable intangibles	1,480	1,540	3,028	3,138
Professional fees	1,453	867	2,303	1,530
Furniture and equipment	1,038	1,116	1,971	2,167
Courier service	852	903	1,695	1,810
FDIC insurance assessments	740	1,260	1,960	2,580
Other	5,561	4,909	9,934	9,469
Total Noninterest Expense	34,309	32,095	65,632	64,126
Income Before Income Taxes	29,118	32,808	59,929	65,916
Provision for income taxes	7,849	9,247	16,278	18,779
Net Income	$21,269	$23,561	$43,651	$47,137

Average Common Shares Outstanding	28,771	29,207	28,895	29,217
Diluted Average Common Shares Outstanding	28,923	29,568	29,073	29,582
Per Common Share Data:
Basic earnings	$0.74	$0.81	$1.51	$1.61
Diluted earnings	0.74	0.80	1.50	1.59
Dividends paid	0.36	0.36	0.72	0.72

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Common		Accumulated
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income	Earnings	Total
	(In thousands)

Balance, December 31, 2009	29,208	$366,247	$2,485	$3,714	$133,002	$505,448
Comprehensive income
Net income for the period					47,137	47,137
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale				2,582		2,582
Post-retirement benefit transition obligation amortization				18		18
Total comprehensive income						49,737
Exercise of stock options	210	8,783				8,783
Stock option tax benefits		796				796
Restricted stock activity	7	194	239			433
Stock based compensation		720				720
Stock awarded to employees	1	77				77
Purchase and retirement of stock	(308)	(3,828)			(13,392)	(17,220)
Dividends					(21,093)	(21,093)
Balance, June 30, 2010	29,118	$372,989	$2,724	$6,314	$145,654	$527,681

Balance, December 31, 2010	29,090	$378,885	$2,724	$159	$163,519	$545,287
Comprehensive income
Net income for the period					43,651	43,651
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale				8,074		8,074
Post-retirement benefit transition obligation amortization				18		18
Total comprehensive income						51,743
Exercise of stock options	74	3,273				3,273
Stock option tax benefits		28				28
Restricted stock activity	15	455	336			791
Stock based compensation		720				720
Stock awarded to employees	1	58				58
Purchase and retirement of stock	(640)	(8,142)			(23,542)	(31,684)
Dividends					(20,876)	(20,876)
Balance, June 30, 2011	28,540	$375,277	$3,060	$8,251	$162,752	$549,340

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months
	ended June 30,
	2011	2010
	(In thousands)
Operating Activities:
Net income	$43,651	$47,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,943	7,589
Loan loss provision	5,600	5,600
Net amortization of deferred loan (fees) cost	(190)	28
(Increase) decrease in interest income receivable	(161)	657
Decrease in other assets	1,685	403
Increase in income taxes payable	212	2,899
Increase in net deferred tax asset	(571)	(11,275)
Decrease in interest expense payable	(328)	(1)
Increase (decrease) in other liabilities	4,581	(13,866)
Stock option compensation expense	720	720
Stock option tax benefits	(28)	(796)
Gain on sale of other assets	(800)	(608)
Net gain on sale of premises and equipment	(127)	(447)
Originations of mortgage loans for resale	(90)	(277)
Net proceeds from sale of mortgage loans originated for resale	93	288
Net gain on sale of foreclosed assets	(193)	(478)
Write-down of foreclosed assets	845	399
Net Cash Provided by Operating Activities	61,842	37,972

Investing Activities:
Net repayments of loans	146,387	145,389
Proceeds from FDIC loss-sharing indemnification	5,265	29,841
Purchases of investment securities available for sale	(152,998)	(149,493)
Purchases of investment securities held to maturity	(128,294)	-
Proceeds from maturity/calls of securities available for sale	122,645	73,064
Proceeds from maturity/calls of securities held to maturity	41,749	73,977
Net change in FRB/FHLB* securities	(13,158)	3,121
Proceeds from sale of foreclosed assets	6,734	8,071
Purchases of premises and equipment	(250)	(448)
Proceeds from sale of premises and equipment	169	603
Net Cash Provided by Investing Activities	28,249	184,125

Financing Activities:
Net change in deposits	(43,848)	(168,106)
Net change in short-term borrowings and FHLB advances	(15,658)	(92,152)
Exercise of stock options	3,273	8,783
Stock option tax benefits	28	796
Repurchases/retirement of stock	(31,684)	(17,220)
Dividends paid	(20,876)	(21,093)
Net Cash Used in Financing Activities	(108,765)	(288,992)
Net Change In Cash and Due from Banks	(18,674)	(66,895)
Cash and Due from Banks at Beginning of Period	338,793	361,135
Cash and Due from Banks at End of Period	$320,119	$294,240

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$14,637	$13,749
Supplemental disclosure of cash flow activities:
Interest paid for the period	6,299	8,058
Income tax payments for the period	16,638	27,257

See accompanying notes to unaudited condensed consolidated financial statements.
* Federal Reserve Bank/Federal Home Loan Bank ("FRB/FHLB")

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Nonmarketable Equity Securities.  Nonmarketable equity securities include securities that are not publicly traded and securities acquired for various purposes, such as to meet regulatory requirements (for example, Federal Home Loan Bank and Federal Reserve stock).  These securities are accounted for under the cost method and are included in other assets.  The Company reviews those assets accounted for under the cost method at least quarterly for possible declines in value that are considered “other than temporary”.  The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and exit strategy.  The asset value is reduced when a decline in value is considered to be other than temporary.  The Company recognizes the estimated loss as a loss from equity investments in noninterest income.

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

The acquired assets of Sonoma include loans; such loans are not indemnified by the Federal Deposit Insurance Corporation (FDIC).  However, on February 6, 2009, the Bank acquired loans in a business combination that are indemnified by the FDIC, as described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Pursuant to acquisition accounting, the loans in each business combination were measured at their estimated fair value at the respective acquisition date.  This method of measuring the carrying value of purchased loans differs from loans originated by the Company, and as such, the Company identifies purchased loans not indemnified by the FDIC as “Purchased Non-covered Loans” and purchased loans indemnified by the FDIC as “Purchased Covered Loans.”

Loans originated by the Company are measured at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs.  These loans are identified as “Originated Loans.”

Recently Adopted Accounting Standards

FASB Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, was issued April 2011 providing additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011 with early adoption permissible, and should be applied retrospectively to the beginning of the annual period of adoption. The Company early adopted the provisions of this standard effective April 1, 2011 with retrospective application to January 1, 2011. One troubled debt restructuring was identified as a result of the adoption of this Update as disclosed in Note 5.

FASB ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (Topic 310), was issued January 2011 deferring the new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. As a result of the issuance of Update 2011-02, the provisions of Update 2011-01 are effective for the first interim or annual period beginning on or after June 15, 2011 or July 1, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. The Company adopted the Update concurrent with ASU 2011-02.

Recently Issued Accounting Standards

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, was issued April 2011 addressing the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The provisions of this Update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

 FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively.  Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued June 2011 requiring that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements.  The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively.  Early adoption is permitted.  Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

Note 3:  Acquisition

On August 20, 2010, the Bank purchased substantially all the assets and assumed substantially all the liabilities of Sonoma from the FDIC, as Receiver of Sonoma. Sonoma operated 3 commercial banking branches within Sonoma County, California. The FDIC took Sonoma under receivership upon Sonoma’s closure by the California Department of Financial Institutions at the close of business August 20, 2010. Westamerica Bank purchased substantially all of Sonoma’s net assets at a discount of $43,000 thousand and paid a $5,008 thousand deposit premium.

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
August 20, 2010
(In thousands)
Assets
Cash and due from banks	$57,895
Money market assets	26,050
Securities	7,223
Loans	213,664
Other real estate owned	2,916
Core deposit intangible	5,270
Other assets	2,065
Total Assets	$315,083

Liabilities
Deposits	252,563
Federal Home Loan Bank advances	61,872
Other liabilities	470
Total Liabilities	314,905

Net assets acquired	$178

Statement of Net Assets Acquired (at fair value)
At
August 20, 2010
(In thousands)

Sonoma Valley Bank tangible shareholder's equity	$13,923
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Cash payment from FDIC	21,270
Loans and leases, net	(34,562)
Other real estate owned	(1,491)
Other assets	(811)
Core deposit intangible	5,270
Deposits	(1,233)
Federal Home Loan Bank advances	(1,872)
Other liabilities	(316)
Gain on acquisition	$178

Note 4:  Investment Securities

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment securities available for sale
	At June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,546	$27	$-	$3,573
Securities of U.S. Government sponsored entities	167,028	390	(554)	166,864
Residential mortgage-backed securities	100,150	5,045	(16)	105,179
Commercial mortgage-backed securities	4,827	12	(8)	4,831
Obligations of States and political subdivisions	265,340	4,628	(1,607)	268,361
Residential collateralized mortgage obligations	54,248	1,527	-	55,775
Asset-backed securities	8,305	-	(281)	8,024
FHLMC and FNMA stock	824	3,410	(4)	4,230
Corporate securities	83,776	377	(247)	83,906
Other securities	2,397	1,988	(50)	4,335
Total	$690,441	$17,404	$(2,767)	$705,078

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio  follows:

	Investment securities held to maturity
	At June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$33,139	$1,702	$-	$34,841
Obligations of States and political subdivisions	503,039	16,618	(629)	519,028
Residential collateralized mortgage obligations	133,274	2,274	(2,091)	133,457
Total	$669,452	$20,594	$(2,720)	$687,326

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment securities available for sale
	At December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,554	$-	$(12)	$3,542
Securities of U.S. Government sponsored entities	175,080	162	(2,365)	172,877
Residential mortgage-backed securities	105,702	4,142	(15)	109,829
Commercial mortgage-backed securities	5,081	7	(23)	5,065
Obligations of States and political subdivisions	264,757	2,423	(6,047)	261,133
Residential collateralized mortgage obligations	24,709	894	-	25,603
Asset-backed securities	9,060	-	(774)	8,286
FHLMC and FNMA stock	824	42	(211)	655
Corporate securities	79,356	200	(365)	79,191
Other securities	2,655	2,699	(51)	5,303
Total	$670,778	$10,569	$(9,863)	$671,484

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio  follows:

	Investment securities held to maturity
	At December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$40,531	$1,797	$-	$42,328
Obligations of States and political subdivisions	455,372	13,142	(1,142)	467,372
Residential collateralized mortgage obligations	84,825	2,198	(2,012)	85,011
Total	$580,728	$17,137	$(3,154)	$594,711

The amortized cost and fair value of securities by contractual maturity are shown in the following table:

	At June 30, 2011
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$14,162	$14,230	$9,574	$9,590
Over 1 to 5 years	304,588	305,523	123,233	126,678
Over 5 to 10 years	62,451	63,277	325,489	337,477
Over 10 years	146,794	147,698	44,743	45,283
Subtotal	527,995	530,728	503,039	519,028
Mortgage-backed securities and residential collateralized mortgage obligations	159,225	165,785	166,413	168,298
Other securities	3,221	8,565	-	-
Total	$690,441	$705,078	$669,452	$687,326

The amortized cost and fair value of securities by contractual maturity are shown in the following table:

	At December 31, 2010
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$21,362	$21,460	$6,057	$6,103
Over 1 to 5 years	315,777	314,605	92,837	95,608
Over 5 to 10 years	64,565	64,804	351,407	360,602
Over 10 years	130,103	124,160	5,071	5,059
Subtotal	531,807	525,029	455,372	467,372
Mortgage-backed securities and residential collateralized mortgage obligations	135,492	140,497	125,356	127,339
Other securities	3,479	5,958	-	-
Total	$670,778	$671,484	$580,728	$594,711

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities.

An analysis of gross unrealized losses on the available for sale investment securiteis portfolio follows:

	Investment securities available for sale
	At June 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$66,561	$(554)	$-	$-	$66,561	$(554)
Residential mortgage-backed securities	-	-	974	(16)	974	(16)
Commercial mortgage-backed securities	-	-	1,384	(8)	1,384	(8)
Obligations of States and political subdivisions	58,597	(1,187)	12,956	(420)	71,553	(1,607)
Asset-backed securities	-	-	8,024	(281)	8,024	(281)
FHLMC and FNMA stock	-	-	1	(4)	1	(4)
Corporate securities	39,753	(247)	-	-	39,753	(247)
Other securities	-	-	1,950	(50)	1,950	(50)
Total	$164,911	$(1,988)	$25,289	$(779)	$190,200	$(2,767)

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment securities held to maturity
	At June 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$34,115	$(334)	$9,821	$(295)	$43,936	$(629)

Residential collateralized mortgage obligations	22,259	(97)	16,856	(1,994)	39,115	(2,091)
Total	$56,374	$(431)	$26,677	$(2,289)	$83,051	$(2,720)

The unrealized losses on the Company’s investments in mortgage obligations and asset backed securities were caused by market conditions for these types of investments.  The Company evaluates these securities on a quarterly basis including changes in security ratings issued by rating agencies, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security.

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2011.

The fair values of the investment securities could decline in the future if the issuers’ financial condition deteriorates, general economy deteriorates, credit ratings decline, or the liquidity for securities is low.  As a result, other than temporary impairments may occur in the future.

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment securities available for sale
	At December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$3,542	$(12)	$-	$-	$3,542	$(12)
Securities of U.S. Government sponsored entities	146,083	(2,365)	-	-	146,083	(2,365)
Residential mortgage-backed securities	1,534	(15)	-	-	1,534	(15)
Commercial mortgage-backed securities	3,028	(23)	-	-	3,028	(23)
Obligations of States and political subdivisions	132,014	(5,505)	10,341	(542)	142,355	(6,047)
Asset-backed securities	-	-	8,286	(774)	8,286	(774)
FHLMC and FNMA stock	550	(211)	-	-	550	(211)
Corporate securities	44,752	(365)	-	-	44,752	(365)
Other securities	1	-	1,948	(51)	1,949	(51)
Total	$331,504	$(8,496)	$20,575	$(1,367)	$352,079	$(9,863)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment securities held to maturity
	At December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of States and political subdivisions	$22,157	$(382)	$18,663	$(760)	$40,820	$(1,142)
Residential collateralized mortgage obligations	-	-	20,182	(2,012)	20,182	(2,012)
Total	$22,157	$(382)	$38,845	$(2,772)	$61,002	$(3,154)

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
	(In thousands)
Taxable	$4,223	$4,199	$7,980	$8,628
Tax-exempt	7,593	6,819	14,967	13,690
Total interest income from investment securities	$11,816	$11,018	$22,947	$22,318

Note 5: Loans and Allowance for Credit Losses

A summary of the major categories of originated loans outstanding is shown in the following table:

	At June 30,	At December 31,
	2011	2010
	(In thousands)
Originated loans:
Commercial	$429,033	$474,183
Commercial real estate	734,811	757,140
Construction	25,698	26,145
Residential real estate	293,771	310,196
Consumer installment & other	480,329	461,877
Total	$1,963,642	$2,029,541

A summary of the major categories of purchased covered loans is shown in the following table:

	As of June 30, 2011			As of December 31, 2010
	Impaired Purchased Covered Loans	Non Impaired Purchased Covered Loans	Total Purchased Covered Loans	Impaired Purchased Covered Loans	Non Impaired Purchased Covered Loans	Total Purchased Covered Loans
	(In thousands)			(In thousands)
Purchased covered loans:
Commercial	$6,593	$125,530	$132,123	$10,014	$158,971	$168,985
Commercial real estate	12,507	364,661	377,168	14,079	376,603	390,682
Construction	5,997	11,709	17,706	9,073	19,307	28,380
Residential real estate	138	13,724	13,862	138	18,236	18,374
Consumer installment & other	244	81,624	81,868	252	86,299	86,551
Total	$25,479	$597,248	$622,727	$33,556	$659,416	$692,972

Changes in the carrying amount of impaired purchased covered loans were as follows:

	Six months ended	Year ended
	June 30, 2011	December 31, 2010
	(In thousands)
Carrying amount at the beginning of the period	$33,556	$43,196
Reductions during the period	(8,077)	(9,640)
Carrying amount at the end of the period	$25,479	$33,556

Impaired purchased covered loans had an unpaid principal balance (less prior charge-offs) of $34,517 thousand and $48,471 thousand at June 30, 2011 and December 31, 2010, respectively.

A summary of the major categories of purchased non-covered loans is shown in the following table. Re-classification of some purchased non-covered loans occurred in the first quarter 2011 upon conversion of such loans to the Company’s accounting systems.

	At June 30, 2011			At December 31, 2010
	Impaired Purchased Non- covered Loans	Non Impaired Purchased Non- covered Loans	Total Purchased Non-covered Loans	Impaired Purchased Non- covered Loans	Non Impaired Purchased Non- covered Loans	Total Purchased Non-covered Loans
	(In thousands)			(In thousands)
Purchased non-covered loans:
Commercial	$1,294	$14,121	$15,415	$415	$15,005	$15,420
Commercial real estate	15,876	85,516	101,392	22,988	99,900	122,888
Construction	4,001	10,844	14,845	6,514	15,106	21,620
Residential real estate	311	5,970	6,281	311	6,744	7,055
Consumer installment & other	459	26,452	26,911	1,790	30,798	32,588
Total	$21,941	$142,903	$164,844	$32,018	$167,553	$199,571

The following table represents the non impaired purchased non-covered loans receivable at the acquisition date of August 20, 2010. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond:

Non impaired purchased non-covered loans receivable

At August 20, 2010
(In thousands)

Gross contractual loan principal payment receivable	$188,206
Estimate of contractual principal not expected to be collected	(15,058)
Fair value of non impaired purchased loans receivable	$175,922

The Company applied the cost recovery method to impaired purchased non-covered loans at the acquisition date of August 20, 2010 due to the uncertainty as to the timing of expected cash flows as reflected in the following table:

Impaired purchased non-covered loans
At August 20, 2010
(In thousands)
Contractually required payments receivable (including interest)	$70,882
Nonaccretable difference	(33,140)
Cash flows expected to be collected	37,742
Accretable difference	-
Fair value of loans acquired	$37,742

Changes in the carrying amount of impaired purchased non-covered loans were as follows for the periods indicated below from August 20, 2010 (acquisition date) through June 30, 2011:

		August 20, 2010
	Six months ended	through
	June 30, 2011	December 31, 2010
	Impaired purchased non-covered loans
	(In thousands)
Carrying amount at the beginning of the period	$32,018	$37,742
Reductions during the period	(10,077)	(5,724)
Carrying amount at the end of the period	$21,941	$32,018

Impaired purchased non-covered loans had an unpaid principal balance (less prior charge-offs) of $33,642 thousand, $50,875 thousand and $59,662 thousand at June 30, 2011, December 31, 2010 and August 20, 2010, respectively.

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2011
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$9,878	$9,607	$3,559	$617	$6,982	$7,686	$38,329
Charge-offs	(4,987)	-	(1,475)	(527)	(3,475)	-	(10,464)
Recoveries	643	-	-	-	1,593	-	2,236
Provision	2,967	667	1,980	376	(1,431)	1,041	5,600
Ending balance	$8,501	$10,274	$4,064	$466	$3,669	$8,727	$35,701
Components:
Allowance for loan losses	$6,729	$10,241	$3,959	$466	$3,522	$8,091	$33,008
Liability for off-balance sheet credit exposure	1,772	33	105	-	147	636	2,693
Total	$8,501	$10,274	$4,064	$466	$3,669	$8,727	$35,701
Ending balance: individually evaluated for impairment	$-	$399	$1,514	$-	$-	$-	$1,913
Ending balance: collectively evaluated for impairment	$8,501	$9,875	$2,550	$466	$3,669	$8,727	$33,788
Ending balance: loans acquired with deteriorated quality	$-	$-	$-	$-	$-	$-	$-

	Allowance for Credit Losses
	At December 31, 2010
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Allowance for credit losses
Components:
Allowance for loan losses	$8,094	$9,607	$3,260	$617	$6,372	$7,686	$35,636
Liability for off-balance sheet credit exposure	1,784	-	299	-	610	-	2,693
Total	$9,878	$9,607	$3,559	$617	$6,982	$7,686	$38,329
Ending balance: individually evaluated for impairment	$-	$-	$1,365	$-	$-	$-	$1,365
Ending balance: collectively evaluated for impairment	$9,878	$9,607	$2,194	$617	$6,982	$7,686	$36,964
Ending balance: loans acquired with deteriorated quality	$-	$-	$-	$-	$-	$-	$-

The recorded investment in loans related to the allowance for credit losses was as follows:

	At June 30, 2011
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Purchased loans principal balance	$176,566	$513,345	$39,501	$21,134	$114,630	$-	$865,176
Default risk purchase discount	(29,028)	(34,785)	(6,950)	(991)	(5,851)	-	(77,605)
Purchased loans recorded investment	147,538	478,560	32,551	20,143	108,779	-	787,571
Originated loans	429,033	734,811	25,698	293,771	480,329	-	1,963,642
Ending balance	$576,571	$1,213,371	$58,249	$313,914	$589,108	$-	$2,751,213

	At December 31, 2010
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Purchased loans principal balance	$215,728	$554,619	$60,983	$26,420	$128,959	$-	$986,709
Default risk purchase discount	(31,323)	(41,049)	(10,983)	(991)	(9,820)	-	(94,166)
Purchased loans recorded investment	184,405	513,570	50,000	25,429	119,139	-	892,543
Originated loans	474,183	757,140	26,145	310,196	461,877	-	2,029,541
Ending balance	$658,588	$1,270,710	$76,145	$335,625	$581,016	$-	$2,922,084

The recorded investment in loans was evaluated for impairment as follows:

	At June 30, 2011
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Individually evaluated for impairment	$4,958	$5,669	$15,000	$-	$1,271	$-	$26,898
Collectively evaluated for impairment	$563,726	$1,179,319	$33,251	$313,465	$587,134	$-	$2,676,895
Loans acquired with deteriorated quality	$7,887	$28,383	$9,998	$449	$703	$-	$47,420

	At December 31, 2010
		Commercial		Residential
	Commercial	Real Estate	Construction	Real Estate	Consumer	Unallocated	Total
	(In thousands)
Individually evaluated for impairment	$11,947	$7,004	$7,421	$-	$-	$-	$26,372
Collectively evaluated for impairment	$636,212	$1,226,639	$53,137	$335,176	$578,974	$-	$2,830,138
Loans acquired with deteriorated quality	$10,429	$37,067	$15,587	$449	$2,042	$-	$65,574

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

The following summarizes the credit risk profile by internally assigned grade:

	Originated Loans
	At June 30, 2011
							Total
		Commercial		Residential	Indirect	Other	Originated
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$386,926	$691,531	$14,218	$289,703	$416,265	$61,802	$1,860,445
Special mention	22,517	17,322	341	1,737	-	450	42,367
Substandard	18,690	25,958	11,139	2,331	399	907	59,424
Doubtful	900	-	-	-	19	35	954
Loss	-	-	-	-	452	-	452
Total	$429,033	$734,811	$25,698	$293,771	$417,135	$63,194	$1,963,642

	Originated Loans
	At December 31, 2010
							Total
		Commercial		Residential	Indirect	Other	Originated
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$427,878	$718,124	$18,073	$305,433	$398,805	$59,984	$1,928,297
Special mention	17,731	19,216	-	1,749	-	568	39,264
Substandard	27,801	19,800	8,072	3,014	311	1,481	60,479
Doubtful	773	-	-	-	61	28	862
Loss	-	-	-	-	636	3	639
Total	$474,183	$757,140	$26,145	$310,196	$399,813	$62,064	$2,029,541

	Purchased Covered Loans
	At June 30, 2011
							Total
							Purchased
		Commercial		Residential	Indirect	Other	Covered
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$70,063	$257,709	$1,914	$10,911	$-	$82,752	$423,349
Special mention	14,797	40,650	605	-	-	95	56,147
Substandard	73,541	99,450	6,200	3,475	-	1,475	184,141
Doubtful	1,520	1,085	11,925	-	-	87	14,617
Loss	-	-	-	-	-	-	0
Default risk purchase discount	(27,798)	(21,726)	(2,938)	(524)	-	(2,541)	(55,527)
Total	$132,123	$377,168	$17,706	$13,862	$-	$81,868	$622,727

	Purchased Covered Loans
	At December 31, 2010
							Total
							Purchased
		Commercial		Residential	Indirect	Other	Covered
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$97,652	$281,679	$1,721	$12,688	$-	$88,733	$482,473
Special mention	17,485	44,355	615	-	-	-	62,455
Substandard	82,657	86,720	30,890	5,345	-	1,034	206,646
Doubtful	430	1,105	345	865	-	2	2,747
Loss	-	-	-	-	-	435	435
Default risk purchase discount	(29,239)	(23,177)	(5,191)	(524)	-	(3,653)	(61,784)
Total	$168,985	$390,682	$28,380	$18,374	$-	$86,551	$692,972

	Purchased Non-covered Loans
	At June 30, 2011
							Total
							Purchased
		Commercial		Residential	Indirect	Other	Non-covered
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$13,493	$45,140	$1,581	$4,481	$-	$21,363	$86,058
Special mention	599	20,931	-	344	-	2,748	24,622
Substandard	2,348	39,890	16,717	1,923	-	5,872	66,750
Doubtful	205	8,490	559	-	-	238	9,492
Loss	-	-	-	-	-	-	-
Default risk purchase discount	(1,230)	(13,059)	(4,012)	(467)	-	(3,310)	(22,078)
Total	$15,415	$101,392	$14,845	$6,281	$-	$26,911	$164,844

	Purchased Non-covered Loans
	At December 31, 2010
							Total
							Purchased
		Commercial		Residential	Indirect	Other	Non-covered
	Commercial	Real Estate	Construction	Real Estate	Automobile	consumer	Loans
	(In thousands)
Grade:
Pass	$12,748	$78,899	$5,335	$6,157	$-	$25,184	$128,323
Special mention	2,282	15,589	4,604	-	-	2,748	25,223
Substandard	1,980	33,796	15,110	1,365	-	9,690	61,941
Doubtful	494	12,476	2,363	-	-	1,132	16,465
Loss	-	-	-	-	-	1	1
Default risk purchase discount	(2,084)	(17,872)	(5,792)	(467)	-	(6,167)	(32,382)
Total	$15,420	$122,888	$21,620	$7,055	$-	$32,588	$199,571

The following tables summarize loans by delinquency and nonaccrual status:

	Originated Loans
	At June 30, 2011
		Past Due
	30-89 Days	90 days	Total Past			Total
	Past Due	or More	Due	Current		Originated
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$6,254	$-	$6,254	$420,791	$1,988	$429,033
Commercial Real Estate	14,466	-	14,466	713,627	6,718	734,811
Construction	-	-	-	14,559	11,139	25,698
Residential Real Estate	3,899	-	3,899	289,019	853	293,771
Indirect Automobile	4,447	522	4,969	412,165	-	417,134
Other Consumer	354	33	387	62,591	217	63,195
Total	$29,420	$555	$29,975	$1,912,752	$20,915	$1,963,642

	Originated Loans
	At December 31, 2010
		Past Due
	30-89 Days	90 days	Total Past			Total
	Past Due	or More	Due	Current		Originated
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$7,274	$-	$7,274	$458,061	$8,848	$474,183
Commercial Real Estate	14,037	-	14,037	737,167	5,936	757,140
Construction	4,022	-	4,022	18,073	4,050	26,145
Residential Real Estate	2,552	-	2,552	305,709	1,935	310,196
Indirect Automobile	6,382	647	7,029	392,784	-	399,813
Other Consumer	488	119	607	61,358	99	62,064
Total	$34,755	$766	$35,521	$1,973,152	$20,868	$2,029,541

	Purchased Covered Loans
	At June 30, 2011
		Past Due				Total
	30-89 Days	90 days	Total Past			Purchased
	Past Due	or More	Due	Current		Covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$2,720	$-	$2,720	$118,879	$10,524	$132,123
Commercial Real Estate	26,102	-	26,102	343,498	7,568	377,168
Construction	305	-	305	8,578	8,823	17,706
Residential Real Estate	-	-	-	13,724	138	13,862
Other Consumer	940	472	1,412	79,918	538	81,868
Total	$30,067	$472	$30,539	$564,597	$27,591	$622,727

	Purchased Covered Loans
	At December 31, 2010
		Past Due				Total
	30-89 Days	90 days	Total Past			Purchased
	Past Due	or More	Due	Current		Covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$12,692	$-	$12,692	$144,307	$11,986	$168,985
Commercial Real Estate	12,413	-	12,413	355,518	22,751	390,682
Construction	415	-	415	17,508	10,457	28,380
Residential Real Estate	128	-	128	16,568	1,678	18,374
Other Consumer	2,200	355	2,555	83,723	273	86,551
Total	$27,848	$355	$28,203	$617,624	$47,145	$692,972

	Purchased Non-covered Loans
	At June 30, 2011
		Past Due
	30-89 Days	90 days	Total Past			Total Purchased
	Past Due	or More	Due	Current		Non-covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$23	$-	$23	$15,107	$285	$15,415
Commercial Real Estate	3,324	-	3,324	74,739	23,329	101,392
Construction	-	-	-	7,563	7,282	14,845
Residential Real Estate	562	-	562	5,408	311	6,281
Other Consumer	1,896	159	2,055	22,612	2,244	26,911
Total	$5,805	$159	$5,964	$125,429	$33,451	$164,844

	Purchased Non-covered Loans
	At December 31, 2010
		Past Due
	30-89 Days	90 days	Total Past			Total Purchased
	Past Due	or More	Due	Current		Non-covered
	and Accruing	and Accruing	and Accruing	and Accruing	Nonaccrual	Loans
	(In thousands)
Commercial	$1,089	$-	$1,089	$13,969	$362	$15,420
Commercial Real Estate	2,860	-	2,860	93,384	26,644	122,888
Construction	-	-	-	13,390	8,230	21,620
Residential Real Estate	3,336	-	3,336	3,408	311	7,055
Other Consumer	1,503	1	1,504	27,468	3,616	32,588
Total	$8,788	$1	$8,789	$151,619	$39,163	$199,571

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2011 and December 31, 2010.

The following summarizes impaired loans:

	Impaired Loans
	At June 30, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$12,845	$22,026	$-
Commercial Real Estate	32,195	55,568	-
Construction	20,330	33,994	-
Residential Real Estate	449	451	-
Other Consumer	1,974	2,708	-

Impaired loans with an allowance recorded:
Commercial Real Estate	1,857	1,857	399
Construction	4,668	5,608	1,514

Total:
Commercial	$12,845	$22,026	$-
Commercial Real Estate	34,052	57,425	399
Construction	24,998	39,602	1,514
Residential Real Estate	449	451	-
Other Consumer	1,974	2,708	-

	Impaired Loans
	For the three months ended		For the six months ended
	June 30, 2011		June 30, 2011
	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(In thousands)
Commercial	$17,135	$179	$17,373	$509
Commercial Real Estate	38,402	414	38,732	729
Construction	25,141	89	24,572	173
Residential Real Estate	449	-	449	-
Other Consumer	2,374	13	2,191	17
Total Impaired Loans	$83,501	$695	$83,317	$1,428

	Impaired Loans
	At December 31, 2010
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$22,376	$35,027	$-
Commercial Real Estate	44,071	67,905	-
Construction	19,308	36,244	-
Residential Real Estate	449	451	-
Other Consumer	2,042	3,077	-

Impaired loans with an allowance recorded:
Construction	3,700	3,700	1,365

Total:
Commercial	$22,376	$35,027	$-
Commercial Real Estate	44,071	67,905	-
Construction	23,008	39,944	1,365
Residential Real Estate	449	451	-
Other Consumer	2,042	3,077	-

The Company had one troubled debt restructuring with an outstanding recorded investment of $3,183 thousand pre-and post-modification at June 30, 2011 and no troubled debt restructurings at December 31, 2010.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At June 30, 2011, loans pledged to secure borrowing totaled $99,944 thousand compared with $137,954 thousand at December 31, 2010. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at June 30, 2011 and December 31, 2010.

Note 6: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 5, the Company had loan commitments and standby letters of credit related to real estate loans of $10,025 thousand and $13,048 thousand at June 30, 2011 and December 31, 2010, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the six months ended June 30, 2011.

The carrying values of goodwill were (in thousands):

December 31, 2010	$121,673
June 30, 2011	$121,673

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the six months ended June 30, 2011, no such adjustments were recorded.

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30,		At December 31,
	2011		2010
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Deposit Intangibles	$56,808	$(27,423)	$56,808	$(24,719)
Merchant Draft Processing Intangible	10,300	(8,109)	10,300	(7,785)
Total Identifiable Intangible Assets	$67,108	$(35,532)	$67,108	$(32,504)

As of June 30, 2011, the current year and estimated future amortization expense for identifiable intangible assets was:

	At June 30, 2011
		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
Six months ended June 30, 2011 (actual)	$2,704	$324	$3,028
Estimate for year ended December 31, 2011	5,351	624	5,975
2012	4,868	500	5,368
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504

Note 8: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $385,199 thousand and $422,677 thousand at June 30, 2011 and December 31, 2010, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $25,643 thousand and $25,458 thousand at June 30, 2011 and December 31, 2010, respectively. The Company also had commitments for commercial and similar letters of credit of $2,954 thousand and $3,351 thousand at June 30, 2011 and December 31, 2010, respectively.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases resulting from loan collection efforts, transaction processing for deposit accounts including the order of posting transactions and the assessment of overdraft fees, and employment practices. Like many banks, the Bank is a defendant in a lawsuit alleging it improperly assessed overdraft fees on deposit accounts due to the order in which it processed payments against such deposit accounts. The Bank has reached a preliminary mediated settlement of this matter which is subject to court approval. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. The Bank has accrued a liability for the preliminary mediated settlement. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.

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

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange.  Level 1 includes U.S. Treasury and federal agency securities, which are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes mortgage-backed securities, municipal bonds and residential collateralized mortgage obligations as well as other real estate owned and impaired loans collateralized by real property where the fair value is generally based upon independent market prices or appraised values of the collateral.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques. Level 3 includes those impaired loans collateralized by business assets where the expected cash flow has been used in determining the fair value.

Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At June 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,573	$3,573	$-	$-
Securities of U.S. Government sponsored entities	166,864	166,864	-	-
Municipal bonds:
Federally Tax-exempt - California	84,983	-	84,983	-
Federally Tax-exempt - 29 other states	175,534	-	175,534	-
Taxable - California	2,030	-	2,030	-
Taxable - 2 other states	5,814	-	5,814	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	39,970	-	39,970	-
Issued by FNMA and FHLMC	65,209	-	65,209	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	49,604	-	49,604	-
All other	6,171	-	6,171	-
Commercial mortgage-backed securities	4,831	-	4,831	-
Asset-backed securities - government guaranteed student loans	8,024	-	8,024	-
FHLMC and FNMA stock	4,230	4,230	-	-
Corporate securities	83,906	-	83,906	-
Other securities	4,335	2,385	1,950	-
Total securities available for sale	$705,078	$177,052	$528,026	$-

There were no significant transfers in or out of Levels 1 and 2 for the six months ended June 30, 2011.

	At December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,542	$3,542	$-	$-
Securities of U.S. Government sponsored entities	172,877	172,877	-	-
Municipal bonds:
Federally Tax-exempt - California	83,616	-	83,616	-
Federally Tax-exempt - 29 other states	170,741	-	170,741	-
Taxable - California	6,276	-	6,276	-
Taxable - 1 other state	500	-	500	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	43,557	-	43,557	-
Issued by FNMA and FHLMC	66,272	-	66,272	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	18,010	-	18,010	-
All other	7,593	-	7,593	-
Commercial mortgage-backed securities	5,065	-	5,065	-
Asset-backed securities - government guaranteed student loans	8,286	-	8,286	-
FHLMC and FNMA stock	655	655	-	-
Corporate securities	79,191	-	79,191	-
Other securities	5,303	3,342	1,961	-
Total securities available for sale	$671,484	$180,416	$491,068	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at June 30, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At June 30, 2011
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Non-covered other real estate owned (1)	$5,632	$-	$5,632	$-	$(623)
Covered other real estate owned (2)	7,511	-	7,511	-	(449)
Originated impaired loans (3)	5,352	-	5,352	-	(1,475)
Total assets measured at fair value on a nonrecurring basis	$18,495	$-	$18,495	$-	$(2,547)

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Total losses
	(In thousands)
Non-covered other real estate owned (1)	$1,863	$-	$1,863	$-	$(664)
Originated impaired loans (3)	4,780	-	4,780	-	(829)
Total assets measured at fair value on a nonrecurring basis	$6,643	$-	$6,643	$-	$(1,493)

(1) Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to their initial classification as foreclosed assets.

(2) Represents the fair value of foreclosed real estate owned that is covered by the Indemnification Agreement with the FDIC where the real estate was written down subsequent to its initial classification as foreclosed assets. Total losses are reduced by the 80% indemnified loss percentage.

(3) Represents carrying value of loans for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Receivables, where a specific reserve has been established or a chargeoff has been recorded.

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $33,008 thousand at June 30, 2011 and $35,636 thousand at December 31, 2010 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $55,527 thousand and $22,078 thousand, respectively at June 30, 2011 and $61,784 thousand and $32,382 thousand, respectively at December 31, 2010 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$320,119	$320,119	$338,793	$338,793
Money market assets	-	-	392	392
Investment securities held to maturity	669,452	687,326	580,728	594,711
Loans	2,718,205	2,752,643	2,886,448	2,923,612
Other assets - FDIC receivable	41,152	40,987	44,738	44,353

Financial Liabilities
Deposits	4,088,385	4,089,138	4,132,961	4,135,113
Short-term borrowed funds	106,727	106,727	107,385	107,385
Federal Home Loan Bank Advances	46,351	46,757	61,698	61,833
Debt financing and notes payable	25,853	27,742	26,363	26,811
Other liabilities - restricted performance share grants	1,506	1,506	2,259	2,259

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Borrowed Funds

Debt financing and notes payable were as follows:

	At June 30, 2011	At December 31, 2010
	(In thousands)
Senior fixed-rate note (1)	$15,000	$15,000
Subordinated fixed-rate note (2)	10,853	11,363
Total debt financing and notes payable - Parent	$25,853	$26,363

(1)
Senior note, issued by Westamerica Bancorporation, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity.

(2)
Subordinated debt, assumed by Westamerica Bancorporation March 1, 2005, originated February 22, 2001. Par amount $10,000 thousand, interest of 10.2% per annum, payable semiannually. Matures February 22, 2031, redeemable February 22, 2011 at a premium and February 22, 2021 at par.

The subordinated note is currently callable by the Company at a premium. The Company intends to redeem the subordinated note in August 2011, and has adjusted the premium amortization accordingly. The call premium will approximate 5 percent of the $10,000 thousand principal amount.

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

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Net income applicable to common equity (numerator)	$21,269	$23,561	$43,651	$47,137
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	28,771	29,207	28,895	29,217
Basic earnings per common share	$0.74	$0.81	$1.51	$1.61
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	28,771	29,207	28,895	29,217
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	152	361	178	365
Weighted average number of common shares outstanding - diluted (denominator)	28,923	29,568	29,073	29,582
Diluted earnings per common share	$0.74	$0.80	$1.50	$1.59

For the three months ended June 30, 2011, stock options and warrants to purchase 1,149 thousand and 247 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the six months ended June 30, 2011, stock options and warrants to purchase 962 thousand and 247 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect. For the three months and six months ended June 30, 2010, options to purchase 287 thousand and 290 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net Interest Income (FTE)*	$55,837	$56,573	$110,830	$113,602
Provision for Loan Losses	2,800	2,800	5,600	5,600
Noninterest Income	15,292	15,770	30,035	31,240
Noninterest Expense:
Settlements	2,100	-	2,100	23
Other noninterest expense	32,209	32,095	63,532	64,103
Total Noninterest Expense	34,309	32,095	65,632	64,126
Income Before Income Taxes (FTE)*	34,020	37,448	69,633	75,116
Income Tax Provision (FTE)*	12,751	13,887	25,982	27,979
Net Income	$21,269	$23,561	$43,651	$47,137

Average Common Shares Outstanding	28,771	29,207	28,895	29,217
Diluted Average Common Shares Outstanding	28,923	29,568	29,073	29,582
Common Shares Outstanding at Period End	28,540	29,118	28,540	29,118

As Reported:
Basic Earnings Per Common Share	$0.74	$0.81	$1.51	$1.61
Diluted Earnings Per Common Share	0.74	0.80	1.50	1.59
Return On Assets	1.73%	2.00%	1.78%	1.99%
Return On Common Equity	15.64%	18.24%	16.14%	18.54%
Net Interest Margin (FTE)*	5.38%	5.62%	5.37%	5.61%
Net Loan Losses to Average Gross Originated Loans	0.83%	0.64%	0.83%	0.65%
Efficiency Ratio**	48.2%	44.4%	46.6%	44.3%

Average Balances:
Total Assets	$4,927,849	$4,731,270	$4,934,387	$4,771,872
Total Earning Assets	4,156,226	4,033,831	4,154,676	4,072,374
Originated Loans	1,978,155	2,136,407	1,990,042	2,150,857
Purchased Covered Loans	644,555	788,108	659,597	809,515
Purchased Non-covered Loans	178,384	-	185,870	-
Total Deposits	4,143,749	3,895,671	4,141,288	3,925,321
Shareholders' Equity	545,637	518,128	545,421	512,796

Balances at Period End:
Total Assets	$4,876,731	$4,727,086
Total Earning Assets	4,125,743	4,007,989
Originated Loans	1,963,642	2,124,570
Purchased Covered Loans	622,727	763,619
Purchased Non-covered Loans	164,844	-
Total Deposits	4,088,385	3,890,560
Shareholders' Equity	549,340	527,681

Financial Ratios at Period End:
Allowance for Loan Losses to Originated Loans	1.68%	1.87%
Book Value Per Common Share	$19.25	$18.12
Equity to Assets	11.26%	11.16%
Total Capital to Risk Adjusted Assets	15.72%	15.72%

Dividends Paid Per Common Share	$0.36	$0.36	$0.72	$0.72
Common Dividend Payout Ratio	49%	45%	48%	45%

The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein. Percentages under the heading "As Reported" are annualized with the exception of the efficiency ratio.

* Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis, which is a non-GAAP financial measure, in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

** The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis, which is a non-GAAP financial measure, and noninterest income).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the “Company”) reported net income of $21.3 million or $0.74 diluted earnings per common share for the second quarter 2011 and net income of $43.7 million or $1.50 diluted earnings per common share for the six months ended June 30, 2011. The second quarter of 2011 included $2.1 million in litigation settlement accruals which decreased net income by $1.2 million and earnings per diluted common shares by $0.04. First six months ended June 30, 2011 included expenses related to the integration of the former Sonoma Valley Bank (“Sonoma”) of $393 thousand after tax in addition to the settlement accruals, equivalent to $0.06 diluted earnings per share. These results compare to net income of $23.6 million or $0.80 diluted earnings per common share for the second quarter of 2010 and net income of $47.1 million or $1.59 diluted earnings per common share for the first half of 2010.

Acquisition

Westamerica Bank (“Bank”) acquired assets and assumed liabilities of the former Sonoma on August 20, 2010. The acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB ASC 805, Business Combinations. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded an identifiable intangible asset representing the value of the assumed core deposit customer base of Sonoma based on Management’s evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible asset, Management used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, Federal Home Loan Bank (“FHLB”) advances and other borrowings which were purchased and assumed. The acquired Sonoma operations were fully integrated into the Company’s traditional operating systems and practices in February 2011.

Net Income

Following is a summary of the components of net income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net interest income (FTE)	$55,837	$56,573	$110,830	$113,602
Provision for loan losses	(2,800)	(2,800)	(5,600)	(5,600)
Noninterest income	15,292	15,770	30,035	31,240
Noninterest expense	(34,309)	(32,095)	(65,632)	(64,126)
Income before taxes (FTE)	34,020	37,448	69,633	75,116
Income tax provision (FTE)	(12,751)	(13,887)	(25,982)	(27,979)
Net income	$21,269	$23,561	$43,651	$47,137

Average diluted common shares	28,923	29,568	29,073	29,582
Diluted earnings per common share	$0.74	$0.80	$1.50	$1.59

Average total assets	$4,927,849	$4,731,270	$4,934,387	$4,771,872
Net income to average total assets (annualized)	1.73%	2.00%	1.78%	1.99%
Net income to average common stockholders' equity (annualized)	15.64%	18.24%	16.14%	18.54%

Net income for the second quarter of 2011 was $2.3 million or 9.7% less than the same quarter of 2010, the net result of declines in net interest income (FTE) and noninterest income and the $2.1 million settlement accrual, partially offset by lower income tax provision (FTE). A $736 thousand or 1.3% decrease in net interest income (FTE) was mostly attributed to lower yields on earning assets and lower average balances of loans, partially offset by higher average balances of investments and lower rates paid on interest-bearing liabilities. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and purchased loan credit-default discounts. Noninterest income decreased $478 thousand mainly due to lower service charges on deposit accounts. Noninterest expense increased $2.2 million mostly due to the $2.1 million settlement accrual.

Comparing the first half of 2011 to the first half of 2010, net income decreased $3.5 million or 7.4%, primarily due to lower net interest income (FTE), lower noninterest income and the $2.1 million settlement accrual, partially offset by a decrease in income tax provision (FTE). The lower net interest income (FTE) was primarily caused by lower yields on interest earning assets, a lower average volume of loans and higher average balances of interest-bearing liabilities, partially offset by higher average balances of investments and lower rates paid on interest-bearing liabilities. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest income decreased $1.2 million largely due to lower service charges on deposit accounts. Noninterest expense increased $1.5 million mostly due to the $2.1 million settlement accrual.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Interest and fee income	$53,088	$55,078	$105,582	$111,081
Interest expense	(2,153)	(3,145)	(4,456)	(6,679)
FTE adjustment	4,902	4,640	9,704	9,200
Net interest income (FTE)	$55,837	$56,573	$110,830	$113,602

Average earning assets	$4,156,226	$4,033,831	$4,154,676	$4,072,374
Net interest margin (FTE) (annualized)	5.38%	5.62%	5.37%	5.61%

Net interest income (FTE) decreased during the second quarter of 2011 by $736 thousand or 1.3% from the same period in 2010 to $55.8 million, mainly due to lower yields on earning assets (down 0.34%) and lower average balances of loans (down $123 million), partially offset by higher average balances of investments (up $246 million) and lower rates paid on interest-bearing liabilities (down 0.16%).

Comparing the first half of 2011 with the first half of 2010, net interest income (FTE) decreased $2.8 million or 2.4%, primarily due to lower yields on interest earning assets (down 0.35%), a lower average volume of loans (down $125 million) and higher average balances of interest-bearing liabilities (up $62 million), partially offset by higher average balances of investments (up $207 million) and lower rates paid on interest-bearing liabilities (down 0.17%).

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. Economic conditions and deleveraging by businesses and individuals have reduced loan volumes, placing greater reliance on lower-yielding investment securities. Rates on interest-bearing deposits and borrowings have declined to offset some of the decline in asset yields.

At June 30, 2011, purchased FDIC covered loans represented 23 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan. The term of the loss-sharing agreement on residential real estate assets is ten years, while the term for loss-sharing on non-residential real estate assets is five years with respect to losses and eight years with respect to loss recoveries.

Interest and Fee Income

Interest and fee income (FTE) for the second quarter of 2011 decreased $1.7 million or 2.9% from the same period in 2010. The decrease was caused by lower average balances of loans and lower yields on earning assets, partially offset by higher average balances of investments. The total average balances of loans declined due to decreases in the average balances of taxable commercial loans (down $88 million), residential real estate loans (down $40 million) and tax-exempt commercial loans (down $21 million), partially offset by increases in the average balances of personal credit lines (up $19 million) and construction loans (up $10 million). The average investment portfolio increased largely due to higher average balances of U.S. Government sponsored entities (up $119 million), municipal securities (up $105 million) and corporate securities (up

$73 million), partially offset by declines in the average balances of collateralized mortgage obligations (down $10 million) and residential mortgage backed securities (down $46 million). The average yield on the Company's earning assets decreased from 5.93% in the second quarter of 2010 to 5.59% in the corresponding period of 2011. The composite yield on loans declined 0.15% to 6.03% in the second quarter 2011 compared to the corresponding period of 2010. Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The loan portfolio yield fell due to declines in yields on construction loans (down 1.29%), residential real estate loans (down 0.51%), indirect auto loans (down 0.66%), tax-exempt commercial loans (down 0.4%) and commercial real estate loans (down 0.06%), partially offset by increases in yields on taxable commercial loans (up 0.43%) and personal credit lines (up 0.53%). The investment portfolio yield decreased 0.6% to 4.68%. Decreases in yields on collateralized mortgage obligations (down 0.75%), residential mortgage backed securities (down 0.26%), municipal securities (down 0.19%) were partially offset by increases in yields on corporate securities (up 0.61%) and U.S. government sponsored entities (up 0.12%). The decline in loan and investment yields is primarily due to relatively low market rates and competitive loan pricing.

Comparing the first half of 2011 with the first half of 2010, interest and fee income (FTE) was down $5.0 million or 4.2%. The decrease resulted from a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments. A lower average balance of the loan portfolio was mostly attributable to decreases in average balances of taxable commercial loans (down $80 million), residential real estate loans (down $44 million), tax-exempt commercial loans (down $20 million) and indirect auto loans (down $12 million), partially offset by a $19 million increase in the average balance of personal credit lines. The average investment portfolio increased mostly due to higher average balances of U.S. government sponsored entity obligations (up $131 million), municipal securities (up $87 million) and corporate securities (up $74 million), partially offset by decreases in collateralized mortgage obligations (down $38 million) and residential mortgage backed securities (down $51 million). The average yield on earning assets for the first half of 2011 was 5.59% compared with 5.94% in the first half of 2010. The loan portfolio yield for the first half of 2011 decreased 0.18% compared with the first half of 2010 primarily due to lower yields on construction loans (down 0.85%), residential real estate loans (down 0.51%), indirect auto loans (down 0.58%) and commercial real estate loans (down 0.13%), partially offset by increases in yields on taxable commercial loans (up 0.18%) and personal credit lines (up 0.36%). The investment portfolio yield declined from 5.32% in the first half of 2010 to 4.69% in the first half of 2011 mainly due to decreases in yields on collateralized mortgage obligations (down 0.46%), residential mortgage backed securities (down 0.28%) and municipal securities (down 0.17%), partially offset by corporate securities (up 0.5%)

Interest Expense

Interest expense in the second quarter of 2011 decreased $992 thousand or 31.5% compared with the same period in 2010. The decrease was attributable to lower rates paid on interest-bearing liabilities (down 0.16%) and a shift from higher costing term repurchase agreements and time deposits less than $100 thousand to low-cost checking and savings accounts. Such deposits represented 79% of total deposits in the second quarter 2011 compared with 77% in the second quarter 2010. Lower average balances of short-term borrowed funds (down $103 million) and time deposits less than $100 thousand (down $33 million) were partially offset by higher average balances of Federal Home Loan Bank advances (up $38 million), preferred money market savings (up $66 million), money market savings (up $54 million), money market checking accounts (up $39 million) and regular savings (up $37 million). Lower average balances of short-term borrowed funds were attributable to repayment of term repurchase agreements of $100 million in December of 2010. The average rate paid on interest-bearing liabilities decreased from 0.46% in the second quarter of 2010 to 0.3% in the same quarter of 2011. Rates on interest-bearing deposits decreased 0.08% to 0.27% primarily due to decreases in rates paid on time deposits $100 thousand or more (down 0.2%) and preferred money market savings (down 0.31%), partially offset by higher rates paid on time deposits less than $100 thousand (up 0.18%). Rates on short-term borrowed funds decreased 0.76%. Rates on Federal Home Loan Bank advances also declined 0.95%. Rates on debt financing payable declined 3.3% due to the adjustment of the premium amortization on a $10 million subordinated note, which the Company intends to redeem in August 2011. The redemption premium will approximate 5 percent of the $10 million principal amount.

Comparing the first half of 2011 with the first half of 2010, interest expense declined $2.2 million or 33.3%, due to lower rates paid on interest-bearing liabilities, partially offset by higher average balances of interest-bearing liabilities. Higher average balances of Federal Home Loan Bank advances (up $36 million), money market savings (up $57 million), preferred money market savings (up $48 million), money market checking accounts (up $46 million) and regular savings (up $30 million) were partially offset by lower average balances of short-term borrowed funds (down $106 million) and time deposits less than $100 thousand (down $44 million). Lower average balances of short-term borrowed funds were attributable to repayment of term repurchase agreements of $100 million in December of 2010.

Rates paid on interest-bearing liabilities averaged 0.31% during the first half of 2011 compared with 0.48% for the first half of 2010 mainly due to lower rates on time deposits over $100 thousand (down 0.17%), money market savings (down 0.16%), preferred money market savings (down 0.32%), short-term borrowed funds (down 0.76%), Federal Home Loan Bank advances (down 0.51%) and debt financing and notes payable (down 3.34%), partially offset by a 0.06% increase in rates on time deposits less than $100 thousand. Rates on debt financing payable declined due to the adjusted premium amortization described in the preceding paragraph.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Yield on earning assets (FTE)	5.59%	5.93%	5.59%	5.94%
Rate paid on interest-bearing liabilities	0.30%	0.46%	0.31%	0.48%
Net interest spread (FTE)	5.29%	5.47%	5.28%	5.46%
Impact of noninterest bearing demand deposits	0.09%	0.15%	0.09%	0.15%
Net interest margin (FTE)	5.38%	5.62%	5.37%	5.61%

During the second quarter of 2011, the net interest margin (FTE) decreased 0.24% compared with the same period in 2010. Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. Economic conditions and deleveraging by businesses and individuals have reduced loan volumes, placing greater reliance on lower-yielding investment securities. Rates on interest-bearing deposits and borrowings have declined to offset some of the decline in asset yields. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 0.18% decrease in net interest spread (FTE). The net interest margin contribution of noninterest-bearing demand deposits increased the net interest margin (FTE) to 5.38%. The net interest margin (FTE) in the first half of 2011 was 5.37% compared with 5.61% in the first half of 2010, the net result of a 0.35% decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 0.17%). The margin contribution from noninterest bearing demand deposits declined from 0.15% in the first half of 2010 to 0.09% in the first half of 2011.

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

	For the three months ended
	June 30, 2011
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$205	$-	-%
Investment securities:
Available for sale
Taxable	467,322	2,914	2.49%
Tax-exempt (1)	271,889	4,242	6.24%
Held to maturity
Taxable	139,411	1,309	3.76%
Tax-exempt (1)	476,305	7,405	6.22%
Loans:
Commercial:
Taxable	457,659	7,619	6.68%
Tax-exempt (1)	149,459	2,436	6.54%
Commercial real estate	1,222,393	20,017	6.57%
Real estate construction	67,323	771	4.59%
Real estate residential	319,323	3,171	3.97%
Consumer	584,937	8,106	5.56%
Total loans (1)	2,801,094	42,120	6.03%
Total Interest earning assets (1)	4,156,226	$57,990	5.59%
Other assets	771,623
Total assets	$4,927,849

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,466,754	$-	-%
Savings and interest-bearing transaction	1,815,513	647	0.14%
Time less than $100,000	318,235	548	0.69%
Time $100,000 or more	543,247	582	0.43%
Total interest-bearing deposits	2,676,995	1,777	0.27%
Short-term borrowed funds	103,177	47	0.18%
Federal Home Loan Bank advances	48,248	128	1.05%
Debt financing and notes payable	26,007	201	3.08%
Total interest-bearing liabilities	2,854,427	$2,153	0.30%
Other liabilities	61,031
Shareholders' equity	545,637
Total liabilities and shareholders' equity	$4,927,849
Net interest spread (1) (2)			5.29%
Net interest income and interest margin (1) (3)		$55,837	5.38%

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

	For the three months ended
	June 30, 2010
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$703	$-	-%
Investment securities:
Available for sale
Taxable	266,180	2,156	3.24%
Tax-exempt (1)	169,137	2,800	6.62%
Held to maturity
Taxable	186,367	2,043	4.38%
Tax-exempt (1)	486,929	7,636	6.27%
Loans:
Commercial:
Taxable	545,959	8,511	6.25%
Tax-exempt (1)	170,341	2,948	6.94%
Commercial real estate	1,224,442	20,240	6.63%
Real estate construction	57,514	843	5.88%
Real estate residential	358,887	4,016	4.48%
Consumer	567,372	8,525	6.03%
Total loans (1)	2,924,515	45,083	6.18%
Total earning assets (1)	4,033,831	$59,718	5.93%
Other assets	697,439

Total assets	$4,731,270

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,384,249	$-	-%
Savings and interest-bearing
transaction	1,619,319	877	0.22%
Time less than $100,000	350,890	449	0.51%
Time $100,000 or more	541,213	854	0.63%
Total interest-bearing deposits	2,511,422	2,180	0.35%
Short-term borrowed funds	206,313	491	0.94%
Federal Home Loan Bank advances	10,273	52	2.00%
Debt financing and notes payable	26,450	422	6.38%
Total interest-bearing liabilities	2,754,458	$3,145	0.46%
Other liabilities	74,435
Shareholders' equity	518,128

Total liabilities and shareholders' equity	$4,731,270

Net interest spread (1) (2)			5.47%

Net interest income and interest margin (1) (3)		$56,573	5.62%

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

	For the six months ended
	June 30, 2011
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$440	$-	-%
Investment securities:
Available for sale
Taxable	451,994	5,379	2.38%
Tax-exempt (1)	270,490	8,455	6.25%
Held to maturity
Taxable	131,087	2,601	3.97%
Tax-exempt (1)	465,156	14,498	6.23%
Loans:
Commercial:
Taxable	471,256	15,084	6.45%
Tax-exempt (1)	151,648	4,936	6.56%
Commercial real estate	1,236,921	39,945	6.51%
Real estate construction	71,197	1,717	4.86%
Real estate residential	323,296	6,527	4.04%
Consumer	581,191	16,144	5.60%
Total loans (1)	2,835,509	84,353	6.00%
Total earning assets (1)	4,154,676	$115,286	5.59%
Other assets	779,711
Total assets	$4,934,387

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,464,925	$-	-%
Savings and interest-bearing transaction	1,804,475	1,318	0.15%
Time less than $100,000	326,159	1,040	0.64%
Time $100,000 or more	545,729	1,309	0.48%
Total interest-bearing deposits	2,676,363	3,667	0.28%
Short-term borrowed funds	106,991	109	0.20%
Federal Home Loan Bank advances	52,983	279	1.05%
Debt financing and notes payable	26,161	401	3.06%
Total interest-bearing liabilities	2,862,498	$4,456	0.31%
Other liabilities	61,543
Shareholders' equity	545,421
Total liabilities and shareholders' equity	$4,934,387
Net interest spread (1) (2)			5.28%
Net interest income and interest margin (1) (3)		$110,830	5.37%

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

	For the six months ended
	June 30, 2010
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$672	$1	0.30%
Investment securities:
Available for sale
Taxable	256,874	4,307	3.35%
Tax-exempt (1)	162,846	5,404	6.64%
Held to maturity
Taxable	196,350	4,321	4.40%
Tax-exempt (1)	495,260	15,541	6.28%
Loans:
Commercial:
Taxable	550,923	17,127	6.27%
Tax-exempt (1)	171,588	5,612	6.60%
Commercial real estate	1,231,354	40,534	6.64%
Real estate construction	62,459	1,769	5.71%
Real estate residential	367,523	8,360	4.55%
Consumer	576,525	17,305	6.05%
Total loans (1)	2,960,372	90,707	6.18%
Total earning assets (1)	4,072,374	$120,281	5.94%
Other assets	699,498

Total assets	$4,771,872

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,382,036	$-	-%
Savings and interest-bearing
transaction	1,624,137	1,833	0.23%
Time less than $100,000	370,611	1,066	0.58%
Time $100,000 or more	548,537	1,769	0.65%
Total interest-bearing deposits	2,543,285	4,668	0.37%
Short-term borrowed funds	212,898	1,028	0.96%
Federal Home Loan Bank advances	17,397	136	1.56%
Debt financing and notes payable	26,467	847	6.40%
Total interest-bearing liabilities	2,800,047	$6,679	0.48%
Other liabilities	76,993
Shareholders' equity	512,796

Total liabilities and shareholders' equity	$4,771,872

Net interest spread (1) (2)			5.46%

Net interest income and interest margin (1) (3)		$113,602	5.61%

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

	Three months ended June 30, 2011
	compared with
	Three months ended June 30, 2010
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$-	$-	$-
Investment securities:
Available for sale
Taxable	1,340	(582)	758
Tax-exempt (1)	1,611	(169)	1,442
Held to maturity
Taxable	(468)	(266)	(734)
Tax-exempt (1)	(166)	(65)	(231)
Loans:
Commercial:
Taxable	(1,442)	550	(892)
Tax-exempt (1)	(347)	(165)	(512)
Commercial real estate	(34)	(189)	(223)
Real estate construction	130	(202)	(72)
Real estate residential	(418)	(427)	(845)
Consumer	258	(677)	(419)
Total loans (1)	(1,853)	(1,110)	(2,963)
Total increase (decrease) in interest and fee income (1)	464	(2,192)	(1,728)

Interest expense:
Deposits:
Savings and interest-bearing
transaction	97	(327)	(230)
Time less than $100,000	(45)	144	99
Time $100,000 or more	3	(275)	(272)
Total interest-bearing deposits	55	(458)	(403)
Short-term borrowed funds	(170)	(274)	(444)
Federal Home Loan Bank advances	111	(35)	76
Debt financing and notes payable	(7)	(214)	(221)
Total decrease in interest expense	(11)	(981)	(992)
Increase (decrease) in Net Interest Income (1)	$475	$(1,211)	$(736)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	Six months ended June 30, 2011
	compared with
	Six months ended June 30, 2010
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$-	$(1)	$(1)
Investment securities:
Available for sale
Taxable	2,570	(1,498)	1,072
Tax-exempt (1)	3,377	(326)	3,051
Held to maturity
Taxable	(1,327)	(393)	(1,720)
Tax-exempt (1)	(939)	(104)	(1,043)
Loans:
Commercial:
Taxable	(2,538)	495	(2,043)
Tax-exempt (1)	(649)	(27)	(676)
Commercial real estate	183	(772)	(589)
Real estate construction	230	(282)	(52)
Real estate residential	(948)	(885)	(1,833)
Consumer	139	(1,300)	(1,161)
Total loans (1)	(3,583)	(2,771)	(6,354)
Total increase (decrease) in interest and fee income (1)	98	(5,093)	(4,995)

Interest expense:
Deposits:
Savings and interest-bearing
transaction	186	(701)	(515)
Time less than $100,000	(135)	109	(26)
Time $100,000 or more	(9)	(451)	(460)
Total interest-bearing deposits	42	(1,043)	(1,001)
Short-term borrowed funds	(355)	(564)	(919)
Federal Home Loan Bank advances	576	(433)	143
Debt financing and notes payable	(10)	(436)	(446)
Total increase (decrease) in interest expense	253	(2,476)	(2,223)
Decrease in Net Interest Income (1)	$(155)	$(2,617)	$(2,772)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors. The Company recorded the purchased County loans at estimated fair value upon acquisition as of February 6, 2009. Further, County loans purchased from the FDIC are “covered” by loss-sharing agreements the Company entered with the FDIC. Due to the loss-sharing agreements and fair value recognition, the Company did not record a provision for loan losses during the first six months of 2011 related to such loans covered by the FDIC loss-sharing agreements. The Company recorded purchased Sonoma loans at estimated fair value upon acquisition as of August 20, 2010. Due to the fair value recognition, the Company did not record a provision for loan losses during the first six months of 2011 related to purchased Sonoma loans. In Management’s judgment, the acquisition date loan fair value discounts remaining at June 30, 2011 represent appropriate loss estimates for default risk inherent in the purchased loans. The Company provided $2.8 million and $5.6 million for loan losses related to originated loans in the first quarter and first half of 2011, respectively, unchanged from comparable periods in 2010. The provision reflects Management's assessment of credit risk in the originated loan portfolio for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see Note 5 and the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Service charges on deposit accounts	$7,577	$8,629	$15,098	$17,371
Merchant processing services	2,391	2,176	4,562	4,397
Debit card	1,283	1,245	2,484	2,419
ATM processing fees	997	1,021	1,932	1,912
Other service fees	721	600	1,411	1,235
Trust fees	482	448	975	829
Check sale income	212	224	432	454
Safe deposit rental	168	164	337	326
Financial services commissions	117	223	146	372
Other	1,344	1,040	2,658	1,925
Total	$15,292	$15,770	$30,035	$31,240

Noninterest income for the second quarter of 2011 declined by $478 thousand or 3.0% from the same period in 2010. Service charges on deposits decreased $1.1 million or 12.2% primarily due to declines in fees charged on overdrawn and insufficient funds accounts (down $929 thousand) and deficit fees charged on analyzed accounts (down $114 thousand). New regulations over overdraft fees were adopted July 1, 2010 and limited the Bank’s ability to assess overdraft fees. Financial services commissions decreased $106 thousand. Other categories of noninterest income contributed to partially offset the decrease. Merchant processing services income increased $215 thousand mainly due to increased transaction volumes. Other noninterest income rose $304 thousand mostly due to ACH service fee income and an increase in letters of credit fee income.

In the first half of 2011, noninterest income decreased $1.2 million or 3.9% compared with the first half of 2010. Service charges on deposits decreased $2.3 million or 13.1% due to declines in fees charged on overdrawn and insufficient funds accounts (down $1.9 million) and deficit fees charged on analyzed accounts (down $346 thousand). Financial services commissions decreased $226 thousand due to the transition to a new provider for sales of mutual funds and annuities. Other categories of noninterest income contributed to partially offset the decrease. Merchant processing services income increased $165 thousand mainly due to higher transaction volumes. Other noninterest income increased $733 thousand primarily due to increases in income from recoveries of charged-off purchased loans and ACH service fee income.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Salaries and related benefits	$14,913	$15,476	$29,988	$31,368
Occupancy	4,050	3,822	8,075	7,599
Outsourced data processing services	2,122	2,202	4,578	4,442
Settlements	2,100	-	2,100	23
Amortization of identifiable intangibles	1,480	1,540	3,028	3,138
Professional fees	1,453	867	2,303	1,530
Equipment	1,038	1,116	1,971	2,167
OREO expense	990	314	1,135	464
Courier service	852	903	1,695	1,810
FDIC insurance assessments	740	1,260	1,960	2,580
Loan expense	544	475	938	893
Telephone	428	406	863	795
Postage	363	454	731	929
Operational losses	341	158	589	378
Stationery and supplies	323	330	646	680
In-house meetings	178	184	361	359
Customer checks	167	162	343	333
Advertising and public relations	161	266	332	476
Correspondent service charges	32	136	62	238
Other noninterest expense	2,034	2,024	3,934	3,924
Total	$34,309	$32,095	$65,632	$64,126

Average full time equivalent staff	987	1,018	994	1,025
Noninterest expense to revenues (FTE)	48.23%	44.37%	46.59%	44.27%

Noninterest expense increased $2.2 million or 6.9% in the second quarter 2011 compared with the same period in 2010 primarily due to the $2.1 million in litigation settlement accruals. OREO expenses were $676 thousand higher in the three months ended June 30, 2011 due to payment of delinquent property taxes on real estate repossessed during the period and recognition of declines in value based on recent appraisals. Professional fees increased $586 thousand due to legal fees related to nonperforming assets and general corporate matters. Occupancy expense increased $228 thousand primarily due to a $256 thousand increase in rental of bank premises net of sublease income. Operational losses increased $183 thousand due to increased branch robberies and fraudulent deposit account and debit card activity. Other categories of noninterest expense contributed to offset the increase. Salaries and related benefits decreased $563 thousand primarily due to a reduction in salaries attributable to fewer employees, decreases in incentives and other benefits partially offset by higher group health insurance costs and annual merit increases in salaries. FDIC insurance assessments declined $520 thousand due to new assessment rules effective April 1, 2011. Advertising and public relations expense decreased $105 thousand due to cost control.

Noninterest expense increased $1.5 million or 2.3% in the first half of 2011 compared with the same period in 2010 primarily due to the $2.1 million in litigation settlement accruals. The first half of 2011 results also included $679 thousand related to pre-integration costs for the acquired Sonoma, primarily outsourced data processing and personnel costs. Sonoma operations were fully integrated in February 2011. Professional fees increased $773 thousand due to legal fees related to nonperforming assets and general corporate matters. OREO expenses were $671 thousand higher in the six months ended June 30, 2011 due to payment of delinquent property taxes on real estate repossessed during the period and recognition of declines in value based on recent appraisals. Occupancy expense increased $476 thousand primarily due to a $533 thousand increase in rental of bank premises net of sublease income. Outsourced data processing services expense increased $136 thousand mainly due to merger deconversion costs for Sonoma operations. Other categories of noninterest expense contributed to offset the increase. Salaries and related benefits decreased $1.4 million primarily due to a reduction in regular salaries attributable to fewer employees, decreases in incentives, bonuses and other benefits partially offset by SVB pre-integration costs, higher payroll taxes, higher group health insurance costs and annual merit increases in salaries. FDIC insurance assessments declined $620 thousand due to new assessment rules effective April 1, 2011 and a decline in the assessment base. Postage decreased $198 thousand. Equipment expense declined $196 thousand primarily due to lower repairs and maintenance expenses. Advertising/public relations expense decreased $144 thousand due to cost control. Courier service expense declined $115 thousand. Amortization of identifiable intangible assets declined $110 thousand as intangible assets are amortized on a declining balance method.

Provision for Income Tax

During the second quarter of 2011, the Company recorded income tax expense (FTE) of $12.8 million compared with $13.9 million for the second quarter of 2010. The current quarter provision represents an effective tax rate (FTE) of 37.5%, compared with 37.1% for the second quarter of 2010.

The income tax provision (FTE) was $26.0 million for the first six months of 2011 compared with $28.0 million for the corresponding period of 2010. The first half of 2011 effective tax rate was 37.3% compared to 37.2% for the same period of 2010.

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

On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management separates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “purchased covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “purchased non-covered loans” and “originated loans”). At June 30, 2011, purchased covered loans totaled $623 million, or 23 percent of total loans, originated loans totaled $2.0 billion, or 71 percent of total loans and purchased non-covered loans totaled $165 million, or 6 percent of total loans.

The amount of gross interest income that would have been recorded if all nonaccrual purchased covered loans had been current in accordance with their original terms while outstanding was $608 thousand and $1.3 million in the second quarter and first half of 2011, respectively, compared with $1.1 million and $2.4 million for the second quarter and first half of 2010, respectively. The amount of interest income that was recognized on nonaccrual purchased covered loans from all cash payments made during the three and six months ended June 30, 2011, totaled $1.4 million and $1.9 million, respectively, compared with $1.5 million and $3.0 million for the second quarter and first half of 2010, respectively. There were no cash payments received that were applied against the book balance of  nonaccrual purchased covered loans outstanding at June 30,

2011 in the second quarter and first half of 2011. Similarly, there were no cash payments received that were applied against the book balance of  nonaccrual purchased covered loans outstanding at June 30, 2010 in the second quarter and first half of 2010.

The amount of gross interest income that would have been recorded if all nonaccrual purchased non-covered loans had been current in accordance with their original terms while outstanding was $639 thousand and $1.3 million in the second quarter and first half of 2011, respectively. The amount of interest income that was recognized on nonaccrual purchased non-covered loans from cash payments made in the second quarter and first half of 2011 was $374 thousand and $659 thousand for the second and first half of 2011, respectively. There were no cash payments received that were applied against the book balance of nonaccrual purchased non-covered loans outstanding at June 30, 2011 in the second quarter and first half of 2011.

The amount of gross interest income that would have been recorded if all nonaccrual originated loans had been current in accordance with their original terms while outstanding was $341 thousand and $651 thousand in the second quarter and first half of 2011, respectively, compared with $315 thousand and $613 thousand for the second quarter and first half of 2010, respectively. The amount of interest income that was recognized on nonaccrual originated loans from all cash payments made during the three and six months ended June 30, 2011, totaled $297 thousand and $361 thousand, respectively, compared with $301 thousand and $432 thousand, respectively, for the second quarter and first half of 2010, respectively. There were no cash payments received that were applied against the book balance of nonaccrual originated loans outstanding at June 30, 2011 in the second quarter and first half of 2011. Similarly, there were no cash payments received that were applied against the book balance of nonaccrual originated loans outstanding at June 30, 2010 in the second quarter and first half of 2010.

The Company had one restructured construction loan of $3.2 million as of June 30, 2011 which was on nonaccrual status. The Company had no restructured loans as of December 31, 2010. Management believes the overall credit quality of the loan portfolio is reasonably stable; however, nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, and collateral values or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual and delinquent loans will not occur in the future.

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

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $16 million as of June 30, 2011, which would be realized only if all covered assets at June 30, 2011 generated no future cash flows.

Purchased covered assets have declined since the acquisition date, and losses have been offset against the estimated credit risk discount. Purchased covered assets totaled $647 million at June 30, 2011, net of a credit risk discount of $56 million, compared to $715 million at December 31, 2010, net of a credit risk discount of $62 million. Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Purchased covered assets classified without regard to FDIC indemnification totaled $192 million and $195 million at June 30, 2011 and December 31, 2010, respectively. FDIC indemnification limits the Company’s loss exposure to covered classified assets.

Allowance for Credit Losses

The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. Management determined the credit default fair value discounts assigned to purchased loans remained adequate as an estimate of credit losses inherent in purchased loans as of June 30, 2011. The allowance for credit losses represents Management’s estimate of credit losses in excess of these principal reductions.

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectibility is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to consumer loans. Current levels of indirect automobile loan losses are compared to initial allowance allocations and, based on Management judgment, additional allocations are applied, if needed, to estimate losses. For residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on residential real estate loans. Last, allocations are made to non-criticized and non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in  loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $35.7 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of June 30, 2011.

The following table presents the allocation of the allowance for credit losses:

	At June 30,		At December 31,
	2011		2010
	(In thousands)
		Originated Loans		Originated Loans
	Allocation of the	as Percent of Total	Allocation of the	as Percent of Total
	Allowance Balance	Originated Loans	Allowance Balance	Originated Loans
Commercial	$8,501	22%	$9,878	23%
Commercial real estate	10,274	38%	9,607	38%
Real estate construction	4,064	1%	3,559	1%
Real estate residential	466	15%	617	15%
Consumer	3,669	24%	6,982	23%
Unallocated portion	8,727	--	7,686	--
Total	$35,701	100%	$38,329	100%

The allocation to loan portfolio segments changed from December 31, 2010 to June 30, 2011. The decrease in allocation for originated commercial loans was substantially attributable to a decrease in classified originated loans. The increase in allocation for originated commercial real estate loans was substantially attributable to increases in classified originated loans and impaired originated loans. The increase in allocation to originated real estate construction loans was substantially attributable to increases in classified originated loans and impaired originated loans. The decrease in allocation to originated consumer loans was substantially attributable to Management’s judgment regarding the appropriate allocation based on anticipated levels of originated consumer loan chargeoffs and delinquency trends. The unallocated portion of the allowance for credit losses increased $1.0 million from December 31, 2010 to June 30, 2011.

The unallocated allowance is established to provide for probable losses that have been incurred, but not reflected in the allocated allowance. At June 30, 2011 and December 31, 2010, Management's evaluations of the unallocated portion of the allowance for credit losses attributed significant risk levels to developing economic and business conditions ($1.7 million and $1.2 million, respectively), external competitive issues ($0.7 million and $0.6 million, respectively), internal credit administration considerations ($1.5 million and $1.2 million, respectively), and delinquency and problem loan trends ($2.6 million and $2.5 million, respectively). The change in the amounts allocated to the above qualitative risk factors was based upon Management's judgment, review of trends in its originated loan portfolio, extent of migration of previously non-criticized originated loans to criticized status, levels of the allowance allocated to portfolio segments, and current economic conditions in its marketplace. Based on Management's analysis and judgment, the amount of the unallocated portion of the allowance for credit losses was $8.7 million at June 30, 2011, compared to $7.7 million at December 31, 2010.

Asset/Liability and Market Risk Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

Interest Rate Risk

Interest rate risk is a significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or reprice at different times. Assets and liabilities may reprice at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The timing and amount of cash flows of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on loan demand, demand for various deposit products, credit losses, and other elements of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.

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

The Company’s asset and liability position ranged from “neutral” to slightly “asset sensitive” at June 30, 2011, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. A slightly “asset sensitive” position results in a slightly larger increase in interest income than in interest expense resulting from application of assumed interest rate changes. Management’s simulation modeling is currently biased toward rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company's balance sheet and assuming no change in the federal funds rate and no change in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company's most likely net income plan for the twelve months ending June 30, 2012. Using the current composition of the Company's balance sheet and assuming an increase of 100 basis points (“bp”) in the federal funds rate and an increase of 60 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company's most likely net income plan for the twelve months ending June 30, 2012. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. In the current operating environment, Management’s objective is to maintain a “neutral” to slightly “asset sensitive” interest rate risk position. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Market Risk - Equity Markets

Equity price risk can affect the Company. As an example, any preferred or common stock holdings, as permitted by banking regulations, can fluctuate in value. Management regularly assesses the extent and duration of any declines in market value, the causes of such declines, the likelihood of a recovery in market value, and its intent to hold securities until a recovery in value occurs. Declines in value of preferred or common stock holdings that are deemed “other than temporary” could result in loss recognition in the Company's income statement.

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

Liquidity and Funding

The Company's routine sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During the first half of 2011, the Company’s operating activities generated $61.8 million in liquidity providing most of the funds to pay common shareholders $20.9 million in dividends, fund $31.7 million in stock repurchases and reduce short-term borrowings by $15.7 million. During the first half of 2010, operating cash flows provided $38.0 million. The Company paid $21.1 million in common shareholder dividends and used $17.2 million to repurchase and retire common stock.

During the first half of 2011, investment securities provided $164.8 million in liquidity from paydowns and maturities, and loans provided $146.4 million in liquidity from scheduled payments and maturities, net of loan fundings. First half of 2011 liquidity provided most of the funds to purchase securities of $294.9 million and to meet a net reduction in deposits totaling

$43.8 million. During the first half of 2010, investment securities provided $147.0 million in liquidity from paydowns and maturities to purchase securities of $149.5 million, and loans provided $145.4 million in liquidity from scheduled payments and maturities, net of loan fundings. First half of 2010 liquidity provided funds to meet a net reduction in deposits totaling $168.1 million and a reduction in short-term borrowed funds, primarily FHLB advances which declined $75.2 million. During the first half of 2011, other sources of cash from investing activities include proceeds of $5.3 million under FDIC loss-sharing agreements compared with $29.8 million in the first half of 2010.

The Company projects $44.5 million in additional liquidity from investment security paydowns and maturities during the three months ending September 30, 2011. At June 30, 2011, $327.4 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The residential CMOs and MBSs provided $20.7 million in liquidity from paydowns during the three months ended June 30, 2011. At June 30, 2011, indirect automobile loans totaled $417.1 million, which were experiencing stable monthly principal payments of approximately $16.3 million during the second quarter of 2011.

The Company held $1.4 billion in total investment securities at June 30, 2011. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2011, such collateral requirements totaled approximately $880.6 million. At June 30, 2011, $705.1 million of the Company's investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company's ability to meet continuing collateral requirements.

In addition, at June 30, 2011, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under none was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management's judgment, the Company's liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

The Company’s short-term borrowed funds primarily represent customer depository funds transferred to borrowings under repurchase agreements the Bank enters with its customers who desire additional yield. Such repurchase agreements are collateralized with the Bank’s investment securities. Fluctuations in the balance of short-term borrowings is affected by Bank customers’ liquidity levels, rates offered by the Bank on repurchase agreements relative to competitive financial instruments, and other factors. Short-term borrowed funds averaged $107 million during the six months ended June 30, 2011.

The Company anticipates maintaining its cash levels in the remainder of 2011. Loan demand from credit-worthy borrowers  will be dictated by economic and competitive conditions in the remainder of 2011. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. Changes in interest rates, most notably rising interest rates, could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

Westamerica Bancorporation ("Parent Company") is a separate entity and apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. Payment of dividends to the Parent Company by the Bank is limited under California law. The amount that can be paid in any calendar year, without prior approval from the state regulatory agency, cannot exceed the net profits (as defined) for the preceding three calendar years less distributions in that period. The Company believes that such restriction will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average common equity (“return on common equity” or “ROE”) was 16.1% (annualized) in the first half of 2011, 18.1% in 2010 and 25.8% in 2009. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company's executive compensation programs to reinforce shareholders' interests in the

Management of the Company. Capital raised through the exercise of stock options totaled $3.3 million in the first half of 2011, $16.7 million in 2010 and $9.6 million in 2009.

The Company paid dividends totaling $20.9 million in the first half of 2011, $42.1 million in 2010 and $41.1 million in 2009, which represent dividends per share of $0.72, $1.44 and $1.41, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 640 thousand shares of common stock valued at $31.7 million in the first half of 2011, 533 thousand shares valued at $28.7 million in 2010 and 42 thousand shares valued at $2.0 million in 2009. Share repurchases were restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury; such restrictions were removed with full redemption of the preferred stock in November 2009.

The Company's primary capital resource is shareholders' equity, which increased $4.1 million or 0.7% during the first half of 2011 primarily due to $43.7 million in net income, $3.3 million in issuance of stock in connection with exercises of employee stock options and an $8.1 million increase in unrealized gains on securities available for sale, offset by $20.9 million in dividends paid and $31.7 million in stock repurchases.

Capital to Risk-Adjusted Assets

The following summarizes the regulatory ratios of capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At June 30,		At December 31,	Regulatory	by Regulatory
	2011	2010	2010	Requirement	Definition

Tier I Capital	14.58%	14.42%	14.21%	4.00%	6.00%
Total Capital	15.88%	15.72%	15.50%	8.00%	10.00%
Leverage ratio	8.57%	8.53%	8.44%	4.00%	5.00%

The Company’s regulatory capital ratios declined from June 30, 2010 to December 31, 2010 as the Bank utilized excess capital to finance the acquisition of Sonoma assets on August 20, 2010. The Company’s regulatory capital ratios increased from December 31, 2010 to June 30, 2011 due to a decline in risk-weighted assets. As described in Note 10, the Company intends to retire a $10 million subordinated note in August 2011. Such debt qualifies as regulatory capital. Management intends to use cash earnings to retire the debt. FDIC-covered assets are included in the 20% risk-weight category until the loss-sharing agreements terminate; the residential loss-sharing agreement expires February 6, 2019 and the non-residential loss-sharing agreement expires (as to losses) February 6, 2014.

The following summarizes the regulatory ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At June 30,		At December 31,	Regulatory	by Regulatory
	2011	2010	2010	Requirement	Definition

Tier I Capital	14.23%	13.90%	13.87%	4.00%	6.00%
Total Capital	15.75%	15.38%	15.33%	8.00%	10.00%
Leverage ratio	8.32%	8.17%	8.19%	4.00%	5.00%

The Bank’s regulatory capital ratios remained steady from June 30, 2010 to December 31, 2010; the Bank retained its earnings from the third quarter 2010, rather than paying a dividend to the Company, and utilized the increased capital to finance the acquisition of Sonoma assets on August 20, 2010. The Bank’s regulatory capital ratios increased from December 31, 2010 to June 30, 2011 due to a decline in risk-weighted assets.

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

Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of its business, the Company is subject to various threatened or filed legal cases resulting from loan collection efforts, transaction processing for deposit accounts including the order of posting transactions and the assessment of overdraft fees, and employment practices. Like many banks, the Bank is a defendant in a lawsuit alleging it improperly assessed  overdraft fees on deposit accounts due to the order in which it processed payments against such deposit accounts. The Bank has reached a preliminary mediated settlement of this matter which is subject to court approval. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. The Bank has accrued a liability for the preliminary mediated settlement. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except per share data)

April 1 through April 30	71	$50.27	71	1,557
May 1 through May 31	128	49.80	128	1,429
June 1 through June 30	202	48.07	202	1,227
Total	401	$49.01	401	1,227

* Includes 4 thousand, 5 thousand and 8 thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the second quarter of 2011 pursuant to a program approved by the Board of Directors on August 26, 2010, authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2011.

Item 3. Defaults upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

In light of the vote of shareholders on the issue at the 2011 annual meeting, on July 28, 2011, the Company’s Board of Directors adopted a resolution to include an annual non-binding shareholder vote regarding compensation for named executive officers in the Company’s annual proxy.

Item 6. Exhibits

The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTAMERICA BANCORPORATION
(Registrant)

/s/ JOHN "ROBERT" THORSON
John "Robert" Thorson
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)

Date: August 2, 2011

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