Form 10-Q
period 2011-09-30
WESTAMERICA BANCORPORATION
filed 2011-11-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 27, 2011

Common Stock,	28,478,701
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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current and potential future difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values, and (13) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2010, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I - FINANCIAL INFORMATION
Item 1     Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At September 30,	At December 31,
	2011	2010
	(In thousands)
Assets:
Cash and due from banks	$459,754	$338,793
Money market assets	-	392
Investment securities available for sale	683,640	671,484

Investment securities held to maturity, with fair values of: $778,330 at September 30, 2011, $594,711 at December 31, 2010	755,906	580,728
Purchased covered loans	575,353	692,972
Purchased non-covered loans	139,200	199,571
Originated loans	1,920,286	2,029,541
Allowance for loan losses	(32,893)	(35,636)
Total loans	2,601,946	2,886,448
Non-covered other real estate owned	24,671	13,620
Covered other real estate owned	23,160	21,791
Premises and equipment, net	36,098	36,278
Identifiable intangibles, net	30,099	34,604
Goodwill	121,673	121,673
Other assets	229,552	225,713
Total Assets	$4,966,499	$4,931,524

Liabilities:
Deposits
Noninterest bearing deposits	$1,527,030	$1,454,663
Interest bearing deposits	2,665,353	2,678,298
Total deposits	4,192,383	4,132,961
Short-term borrowed funds	120,917	107,385
Federal Home Loan Bank advances	26,078	61,698
Debt financing and notes payable	15,000	26,363
Other liabilities	58,133	57,830
Total Liabilities	4,412,511	4,386,237

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares
Issued and outstanding:
28,301 at September 30, 2011, 29,090 at December 31, 2010	374,398	378,885
Deferred compensation	3,060	2,724
Accumulated other comprehensive income	10,795	159
Retained earnings	165,735	163,519
Total Shareholders' Equity	553,988	545,287
Total Liabilities and Shareholders' Equity	$4,966,499	$4,931,524

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Interest Income:
Loans	$39,899	$44,434	$122,534	$133,196
Money market assets and funds sold	-	1	-	2
Investment securities available for sale	5,526	4,189	16,428	12,110
Investment securities held to maturity	6,551	6,579	18,597	20,976
Total Interest Income	51,976	55,203	157,559	166,284
Interest Expense:
Deposits	1,677	2,047	5,344	6,716
Short-term borrowed funds	76	511	184	1,538
Federal Home Loan Bank advances	118	113	398	249
Notes payable	200	425	601	1,272
Total Interest Expense	2,071	3,096	6,527	9,775
Net Interest Income	49,905	52,107	151,032	156,509
Provision for Loan Losses	2,800	2,800	8,400	8,400
Net Interest Income After Provision For Loan Losses	47,105	49,307	142,632	148,109
Noninterest Income:
Service charges on deposit accounts	7,430	8,162	22,529	25,533
Merchant processing services	2,358	2,234	6,921	6,631
Debit card fees	1,269	1,259	3,752	3,678
ATM processing fees	980	1,004	2,911	2,917
Trust fees	432	429	1,407	1,257
Financial services commissions	111	211	257	583
Gain on acquisition	-	178	-	178
Other	2,625	1,594	7,462	5,534
Total Noninterest Income	15,205	15,071	45,239	46,311
Noninterest Expense:
Salaries and related benefits	14,401	15,481	44,388	46,849
Occupancy	4,010	3,962	12,085	11,561
Outsourced data processing services	2,165	2,187	6,743	6,629
Amortization of identifiable intangibles	1,477	1,573	4,505	4,711
Professional fees	1,185	950	3,489	2,480
Furniture and equipment	943	1,067	2,915	3,234
Courier service	840	826	2,535	2,636
Deposit insurance assessments	740	1,268	2,700	3,848
Other Real Estate Owned	700	188	1,835	653
Settlements	-	-	2,100	23
Other	4,922	4,006	13,719	13,011
Total Noninterest Expense	31,383	31,508	97,014	95,635
Income Before Income Taxes	30,927	32,870	90,857	98,785
Provision for income taxes	8,495	9,161	24,774	27,939
Net Income	$22,432	$23,709	$66,083	$70,846

Average Common Shares Outstanding	28,433	29,127	28,739	29,187
Diluted Average Common Shares Outstanding	28,498	29,385	28,879	29,515
Per Common Share Data:
Basic earnings	$0.79	$0.81	$2.30	$2.43
Diluted earnings	0.79	0.81	2.29	2.40
Dividends paid	0.36	0.36	1.08	1.08

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(unaudited)

	Common		Accumulated
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income	Earnings	Total
	(In thousands)

Balance, December 31, 2009	29,208	$366,247	$2,485	$3,714	$133,002	$505,448
Comprehensive income
Net income for the period					70,846	70,846
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale				3,497		3,497
Post-retirement benefit transition obligation amortization				27		27
Total comprehensive income						74,370
Exercise of stock options	305	12,682				12,682
Stock option tax benefits		917				917
Restricted stock activity	7	194	239			433
Stock based compensation		1,060				1,060
Stock awarded to employees	2	101				101
Purchase and retirement of stock	(404)	(5,078)			(17,171)	(22,249)
Dividends					(31,589)	(31,589)
Balance, September 30, 2010	29,118	$376,123	$2,724	$7,238	$155,088	$541,173

Balance, December 31, 2010	29,090	$378,885	$2,724	$159	$163,519	$545,287
Comprehensive income
Net income for the period					66,083	66,083
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale				10,609		10,609
Post-retirement benefit transition obligation amortization				27		27
Total comprehensive income						76,719
Exercise of stock options	150	6,234				6,234
Stock option tax benefits		6				6
Restricted stock activity	15	455	336			791
Stock based compensation		1,080				1,080
Stock awarded to employees	2	75				75
Purchase and retirement of stock	(956)	(12,337)			(32,725)	(45,062)
Dividends					(31,142)	(31,142)
Balance, September 30, 2011	28,301	$374,398	$3,060	$10,795	$165,735	$553,988

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
	(In thousands)
Operating Activities:
Net income	$66,083	$70,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,460	11,359
Loan loss provision	8,400	8,400
Net amortization of deferred loan (fees) cost	(295)	12
Decrease in interest income receivable	74	742
Gain on acquisition	-	(178)
Decrease in other assets	944	11,751
Increase in income taxes payable	805	2,530
Decrease in net deferred tax asset	1,365	-
Decrease in interest expense payable	(1,196)	(28)
Decrease in other liabilities	(551)	(14,778)
Stock option compensation expense	1,080	1,060
Stock option tax benefits	(6)	(917)
Gain on sale of other assets	(800)	(608)
Net gain on sale of premises and equipment	(398)	(445)
Originations of mortgage loans for resale	(450)	(277)
Net proceeds from sale of mortgage loans originated for resale	471	288
Net gain on sale of foreclosed assets	(280)	(561)
Writedown of foreclosed assets	1,326	793
Net Cash Provided by Operating Activities	87,032	89,989

Investing Activities:
Net repayments of loans	240,524	227,056
Proceeds from FDIC* loss-sharing indemnification	7,956	35,792
Purchases of investment securities available for sale	(208,707)	(279,827)
Purchases of investment securities held to maturity	(233,966)	-
Proceeds from maturity/calls of securities available for sale	204,168	122,452
Proceeds from maturity/calls of securities held to maturity	61,737	108,096
Net change in FRB**/FHLB*** securities	(12,698)	3,479
Proceeds from sale of foreclosed assets	17,702	10,953
Purchases of premises and equipment	(2,198)	(657)
Proceeds from sale of premises and equipment	640	603
Net cash acquired from acquisitions	-	57,895
Net Cash Provided by Investing Activities	75,158	285,842

Financing Activities:
Net change in deposits	60,375	(237,794)
Net change in short-term borrowings and FHLB advances	(21,640)	(114,764)
Repayments of notes payable and debt financing	(10,000)	-
Exercise of stock options	6,234	12,682
Stock option tax benefits	6	917
Repurchases/retirement of stock	(45,062)	(22,249)
Dividends paid	(31,142)	(31,589)
Net Cash Used in Financing Activities	(41,229)	(392,797)
Net Change In Cash and Due from Banks	120,961	(16,966)
Cash and Due from Banks at Beginning of Period	338,793	361,135
Cash and Due from Banks at End of Period	$459,754	$344,169

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$33,196	$24,188
Supplemental disclosure of cash flow activities:
Interest paid for the period	9,028	11,759
Income tax payments for the period	22,604	39,578
Acquisitions:
Assets acquired	$-	$315,083
Liabilities assumed	-	314,905
Net	$-	$178

See accompanying notes to unaudited condensed consolidated financial statements.
* Federal Deposit Insurance Corporation ("FDIC")
** Federal Reserve Bank ("FRB")
*** Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The acquired assets of Sonoma include loans; such loans are not indemnified by the Federal Deposit Insurance Corporation (“FDIC”).  However, on February 6, 2009, the Bank acquired loans in a business combination that are indemnified by the FDIC, as described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Pursuant to acquisition accounting, the loans in each business combination were measured at their estimated fair value at the respective acquisition date.  This method of measuring the carrying value of purchased loans differs from loans originated by the Company, and as such, the Company identifies purchased loans not indemnified by the FDIC as “Purchased Non-covered Loans” and purchased loans indemnified by the FDIC as “Purchased Covered Loans.”

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

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued June 2011 requiring that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements.  The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively.  Early adoption is permitted.  Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

FASB Accounting Standards Update (ASU) 2011-08, Testing for Goodwill Impairment, was issued September 2011 giving an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The provisions of this standard are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  Management does not expect the adoption of the Update to have a material effect on the Company’s financial statements at the date of adoption.

Note 3:  Acquisition

On August 20, 2010, the Bank purchased substantially all the assets and assumed substantially all the liabilities of Sonoma from the FDIC, as Receiver of Sonoma. Sonoma operated three commercial banking branches within Sonoma County, California. The FDIC took Sonoma under receivership upon Sonoma’s closure by the California Department of Financial Institutions at the close of business August 20, 2010. Westamerica Bank purchased substantially all of Sonoma’s net assets at a discount of $43,000 thousand and paid a $5,008 thousand deposit premium.

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

Note 4:  Investment Securities

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale
	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,541	$59	$-	$3,600
Securities of U.S. government sponsored entities	128,157	383	(42)	128,498
Residential mortgage-backed securities	93,328	5,984	(6)	99,306
Commercial mortgage-backed securities	4,606	24	(6)	4,624
Obligations of states and political subdivisions	257,481	8,801	(471)	265,811
Residential collateralized mortgage obligations	51,919	2,384	-	54,303
Asset-backed securities	7,933	-	(282)	7,651
FHLMC and FNMA stock	824	1,968	(5)	2,787
Corporate securities	114,441	199	(1,863)	112,777
Other securities	2,397	1,928	(42)	4,283
Total	$664,627	$21,730	$(2,717)	$683,640

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity
	At September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$34,072	$1,646	$-	$35,718
Obligations of states and political subdivisions	513,823	20,045	(371)	533,497
Residential collateralized mortgage obligations	208,011	3,405	(2,301)	209,115
Total	$755,906	$25,096	$(2,672)	$778,330

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale
	At December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,554	$-	$(12)	$3,542
Securities of U.S. government sponsored entities	175,080	162	(2,365)	172,877
Residential mortgage-backed securities	105,702	4,142	(15)	109,829
Commercial mortgage-backed securities	5,081	7	(23)	5,065
Obligations of states and political subdivisions	264,757	2,423	(6,047)	261,133
Residential collateralized mortgage obligations	24,709	894	-	25,603
Asset-backed securities	9,060	-	(774)	8,286
FHLMC and FNMA stock	824	42	(211)	655
Corporate securities	79,356	200	(365)	79,191
Other securities	2,655	2,699	(51)	5,303
Total	$670,778	$10,569	$(9,863)	$671,484

The amortized cost, unrealized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity
	At December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$40,531	$1,797	$-	$42,328
Obligations of states and political subdivisions	455,372	13,142	(1,142)	467,372
Residential collateralized mortgage obligations	84,825	2,198	(2,012)	85,011
Total	$580,728	$17,137	$(3,154)	$594,711

The amortized cost and fair value of securities by contractual maturity are shown in the following table:

	At September 30, 2011
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$36,061	$36,229	$10,910	$10,980
Over 1 to 5 years	275,954	275,655	136,765	140,613
Over 5 to 10 years	60,795	62,417	318,260	331,886
Over 10 years	138,743	144,036	47,888	50,018
Subtotal	511,553	518,337	513,823	533,497
Mortgage-backed securities and residential collateralized mortgage obligations	149,853	158,233	242,083	244,833
Other securities	3,221	7,070	-	-
Total	$664,627	$683,640	$755,906	$778,330

The amortized cost and fair value of securities by contractual maturity are shown in the following table:

	At December 31, 2010
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$21,362	$21,460	$6,057	$6,103
Over 1 to 5 years	315,777	314,605	92,837	95,608
Over 5 to 10 years	64,565	64,804	351,407	360,602
Over 10 years	130,103	124,160	5,071	5,059
Subtotal	531,807	525,029	455,372	467,372
Mortgage-backed securities and residential collateralized mortgage obligations	135,492	140,497	125,356	127,339
Other securities	3,479	5,958	-	-
Total	$670,778	$671,484	$580,728	$594,711

Expected cash flows from mortgage-backed securities and collateralized mortgage obligations can differ from contractual cash flows because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities.

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale
	At September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. government sponsored entities	$15,012	$(42)	$-	$-	$15,012	$(42)
Residential mortgage-backed securities	2,540	(3)	973	(3)	3,513	(6)
Residential collateralized mortgage obligations	18	-	-	-	18	-
Commercial mortgage-backed securities	-	-	1,365	(6)	1,365	(6)
Obligations of states and political subdivisions	8,115	(102)	22,117	(369)	30,232	(471)
Asset-backed securities	-	-	7,651	(282)	7,651	(282)
FHLMC and FNMA stock	-	-	1	(5)	1	(5)
Corporate securities	44,222	(1,187)	24,324	(676)	68,546	(1,863)
Other securities	2	-	1,959	(42)	1,961	(42)
Total	$69,909	$(1,334)	$58,390	$(1,383)	$128,299	$(2,717)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity
	At September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Obligations of States and political subdivisions	$22,747	$(193)	$7,075	$(178)	$29,822	$(371)
Residential collateralized mortgage obligations	32,010	(135)	15,962	(2,166)	47,972	(2,301)
Total	$54,757	$(328)	$23,037	$(2,344)	$77,794	$(2,672)

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

The unrealized losses on the Company’s investments in corporate securities were caused by changes in interest rates and market conditions for these types of investments.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2011.

The fair values of the investment securities could decline in the future if the issuers’ financial condition deteriorates, the general economy deteriorates, credit ratings decline, or the liquidity for securities is low.  As a result, other than temporary impairments may occur in the future.

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale
	At December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Treasury securities	$3,542	$(12)	$-	$-	$3,542	$(12)
Securities of U.S. government sponsored entities	146,083	(2,365)	-	-	146,083	(2,365)
Residential mortgage-backed securities	1,534	(15)	-	-	1,534	(15)
Commercial mortgage-backed securities	3,028	(23)	-	-	3,028	(23)
Obligations of states and political subdivisions	132,014	(5,505)	10,341	(542)	142,355	(6,047)
Asset-backed securities	-	-	8,286	(774)	8,286	(774)
FHLMC and FNMA stock	550	(211)	-	-	550	(211)
Corporate securities	44,752	(365)	-	-	44,752	(365)
Other securities	1	-	1,948	(51)	1,949	(51)
Total	$331,504	$(8,496)	$20,575	$(1,367)	$352,079	$(9,863)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity
	At December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Obligations of states and political subdivisions	$22,157	$(382)	$18,663	$(760)	$40,820	$(1,142)
Residential collateralized mortgage obligations	-	-	20,182	(2,012)	20,182	(2,012)
Total	$22,157	$(382)	$38,845	$(2,772)	$61,002	$(3,154)

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Taxable	$4,624	$3,957	$12,604	$12,585
Tax-exempt	7,453	6,812	22,421	20,503
Total interest income from investment securities	$12,077	$10,769	$35,025	$33,088

Note 5: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following table. Re-classification of some purchased non-covered loans occurred in the nine months ended September 30, 2011 upon conversion of such loans to the Company’s accounting systems.

	At September 30, 2011
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	& Other	Total
	(In thousands)
Originated loans	$419,402	$720,940	$18,246	$283,821	$477,877	$1,920,286
Purchased covered loans:
Impaired	2,312	21,377	3,064	-	243	26,996
Non impaired	131,240	356,301	14,543	14,051	81,187	597,322
Purchase discount	(20,736)	(23,315)	(2,550)	(524)	(1,840)	(48,965)
Purchased non-covered loans:
Impaired	806	21,557	4,413	-	639	27,415
Non impaired	14,829	74,360	8,400	4,063	26,679	128,331
Purchase discount	(692)	(9,639)	(3,277)	(467)	(2,471)	(16,546)
Total	$547,161	$1,161,581	$42,839	$300,944	$582,314	$2,634,839

	At December 31, 2010
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	& Other	Total
	(In thousands)
Originated loans	$474,183	$757,140	$26,145	$310,196	$461,877	$2,029,541
Purchased covered loans:
Impaired	17,922	18,768	11,386	140	255	48,471
Non impaired	180,302	395,091	22,185	18,758	89,949	706,285
Purchase discount	(29,239)	(23,177)	(5,191)	(524)	(3,653)	(61,784)
Purchased non-covered loans (refined):
Impaired	474	40,402	8,705	311	2,793	52,685
Non impaired	17,030	100,357	18,708	7,211	35,962	179,268
Purchase discount	(1,684)	(17,071)	(7,293)	(467)	(5,867)	(32,382)
Total	$658,988	$1,271,510	$74,645	$335,625	$581,316	$2,922,084

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the
	Nine Months Ended	For the Year Ended
	September 30, 2011	December 31, 2010
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$33,556	$43,196
Reductions during the period	(14,096)	(9,640)
Carrying amount at the end of the period	$19,460	$33,556

Changes in the accretable yield for purchased loans were as follows:

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
Purchased loans	(In thousands)
Balance at the beginning of the period	$6,089	$-
Accretion	(9,215)	(8,747)
Reclassification from nonaccretable difference	6,897	14,836
Disposals and other	-	-
Balance at the end of the period	$3,771	$6,089

Accretion	$(9,215)	$(8,747)
Reduction in FDIC indemnification asset	7,256	6,816
Increase in interest income	$(1,959)	$(1,931)

The following table represents the non impaired purchased non-covered loans receivable at the acquisition date of August 20, 2010. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond:

At August 20, 2010
(refined)
Non impaired purchased non-covered loans receivable	(In thousands)
Gross contractual loan principal payment receivable	$188,206
Estimate of contractual principal not expected to be collected	(14,955)
Fair value of non impaired purchased loans receivable	$176,025

The Company applied the cost recovery method to impaired purchased non-covered loans at the acquisition date of August 20, 2010 due to the uncertainty as to the timing of expected cash flows as reflected in the following table:

At August 20, 2010
(refined)
Impaired purchased non-covered loans	(In thousands)
Contractually required payments receivable (including interest)	$70,882
Nonaccretable difference	(33,243)
Cash flows expected to be collected	37,639
Accretable difference	-
Fair value of loans acquired	$37,639

Changes in the carrying amount of impaired purchased non-covered loans were as follows for the periods indicated below from August 20, 2010 (acquisition date) through September 30, 2011:

		August 20, 2010
	For the Nine Months	through
	Ended	December 31, 2010
	September 30, 2011	(refined)
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$33,725	$37,639
Reductions during the period	(15,241)	(3,914)
Carrying amount at the end of the period	$18,484	$33,725

No changes in the accretable yield for impaired purchased non-covered loans occurred from the August 20, 2010 purchase date through September 30, 2011.

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2011
					Consumer		Purchased
		Commercial		Residential	Installment		Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Loans	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,729	$10,241	$3,959	$466	$3,522	$8,091	$-	$33,008
Additions:
Provision	539	1,422	(826)	317	539	381	428	2,800
Deductions:
Chargeoffs	(799)	(398)	(452)	-	(1,575)	-	(428)	(3,652)
Recoveries	190	-	-	-	547	-	-	737
Net loan and lease chargeoffs	(609)	(398)	(452)	-	(1,028)	-	(428)	(2,915)
Balance at end of period	6,659	11,265	2,681	783	3,033	8,472	-	32,893
Liability for off-balance sheet credit exposure	1,835	1	62	-	150	645	-	2,693
Total allowance for credit losses	$8,494	$11,266	$2,743	$783	$3,183	$9,117	$-	$35,586

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2011
					Consumer		Purchased
		Commercial		Residential	Installment		Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Loans	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$8,094	$9,607	$3,260	$617	$6,372	$7,686	$-	$35,636
Additions:
Provision	3,518	2,057	1,347	693	(429)	786	428	8,400
Deductions:
Chargeoffs	(5,786)	(399)	(1,926)	(527)	(5,050)	-	(428)	(14,116)
Recoveries	833	-	-	-	2,140	-	-	2,973
Net loan and lease chargeoffs	(4,953)	(399)	(1,926)	(527)	(2,910)	-	(428)	(11,143)
Balance at end of period	6,659	11,265	2,681	783	3,033	8,472	-	32,893
Liability for off-balance sheet credit exposure	1,835	1	62	-	150	645	-	2,693
Total allowance for credit losses	$8,494	$11,266	$2,743	$783	$3,183	$9,117	$-	$35,586

The recorded investment in loans was evaluated for impairment as follows:

	Recorded Investment in Loans Evaluated for Impairment
	At September 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Purchased Non-covered Loans	Purchased Covered Loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$933	$1,851	$-	$-	$-	$-	$-	$2,784
Collectively evaluated for impairment	8,494	10,333	892	783	3,183	9,117	-	-	32,802
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,494	$11,266	$2,743	$783	$3,183	$9,117	$-	$-	$35,586
Carrying value of loans:
Individually evaluated for impairment	$1,989	$1,473	$3,183	$-	$-	$-	$4,527	$5,946	$17,118
Collectively evaluated for impairment	$417,413	$719,467	$15,063	283,821	477,877	-	116,189	549,947	$2,579,777
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	18,484	19,460	37,944
Total	$419,402	$720,940	$18,246	$283,821	$477,877	$-	$139,200	$575,353	$2,634,839

	Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2010 (refined)
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Purchased Non-covered Loans	Purchased Covered Loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$-	$1,365	$-	$-	$-	$-	$-	$1,365
Collectively evaluated for impairment	9,878	9,607	2,194	617	6,982	7,686	-	-	36,964
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,878	$9,607	$3,559	$617	$6,982	$7,686	$-	$-	$38,329
Carrying value of loans:
Individually evaluated for impairment	$6,600	$2,448	$3,700	$-	$-	$-	$2,535	$10,889	$26,172
Collectively evaluated for impairment	467,583	754,692	22,445	310,196	461,877	-	163,311	648,527	2,828,631
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	33,725	33,556	67,281
Total	$474,183	$757,140	$26,145	$310,196	$461,877	$-	$199,571	$692,972	$2,922,084

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At September 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Total
	(In thousands)
Grade:
Pass	$378,381	$667,087	$13,399	$277,452	$475,317	$73,898	$396,587	$2,282,121
Special mention	18,264	24,934	341	2,474	450	16,516	36,818	99,797
Substandard	21,787	28,919	4,506	3,895	1,160	60,240	188,037	308,544
Doubtful	970	-	-	-	117	5,092	2,635	8,814
Loss	-	-	-	-	833	-	241	1,074
Default risk purchase discount	-	-	-	-	-	(16,546)	(48,965)	(65,511)
Total	$419,402	$720,940	$18,246	$283,821	$477,877	$139,200	$575,353	$2,634,839

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2010
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Total
	(In thousands)
Grade:
Pass	$427,878	$718,124	$18,073	$305,433	$458,789	$128,323	$482,473	$2,539,093
Special mention	17,731	19,216	-	1,749	568	25,223	62,455	126,942
Substandard	27,801	19,800	8,072	3,014	1,792	61,941	206,646	329,066
Doubtful	773	-	-	-	89	16,465	2,747	20,074
Loss	-	-	-	-	639	1	435	1,075
Default risk purchased discount	-	-	-	-	-	(32,382)	(61,784)	(94,166)
Total	$474,183	$757,140	$26,145	$310,196	$461,877	$199,571	$692,972	$2,922,084

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2011
	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Total Past Due and Accruing	Current and Accruing	Nonaccrual	Total Loans
Commercial	$4,077	$-	$4,077	$409,805	$5,520	$419,402
Commercial real estate	13,253	-	13,253	702,604	5,083	720,940
Construction	-	-	-	14,224	4,022	18,246
Residential real estate	4,191	-	4,191	277,138	2,492	283,821
Consumer installment & other	4,632	794	5,426	472,270	181	477,877
Total originated loans	26,153	794	26,947	1,876,041	17,298	1,920,286
Purchased non-covered loans	4,375	-	4,375	109,284	25,541	139,200
Purchased covered loans	10,176	279	10,455	548,877	16,021	575,353
Total	$40,704	$1,073	$41,777	$2,534,202	$58,860	$2,634,839

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2010
	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Total Past Due and Accruing	Current and Accruing	Nonaccrual	Total Loans
Commercial	$7,274	$-	$7,274	$458,061	$8,848	$474,183
Commercial real estate	14,037	-	14,037	737,167	5,936	757,140
Construction	4,022	-	4,022	18,073	4,050	26,145
Residential real estate	2,552	-	2,552	305,709	1,935	310,196
Consumer installment & other	6,870	766	7,636	454,142	99	461,877
Total originated loans	34,755	766	35,521	1,973,152	20,868	2,029,541
Purchased non-covered loans	8,788	1	8,789	151,619	39,163	199,571
Purchased covered loans	27,848	355	28,203	617,624	47,145	692,972
Total	$71,391	$1,122	$72,513	$2,742,395	$107,176	$2,922,084

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2011 and December 31, 2010.

The following summarizes impaired loans:

	Impaired Loans
	At September 30, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$9,054	$14,689	$-
Commercial real estate	32,430	47,102	-
Construction	5,949	14,034	-
Consumer installments and other	2,973	3,640	-

Impaired loans with an allowance recorded:
Commercial real estate	1,473	1,473	933
Construction	3,183	3,183	1,851

Total:
Commercial	$9,054	$14,689	$-
Commercial real estate	33,903	48,575	933
Construction	9,132	17,217	1,851
Consumer installments and other	2,973	3,640	-

	Impaired Loans
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(In thousands)
Commercial	$10,950	$39	$16,664	$548
Commercial real estate	33,978	520	39,098	1,249
Construction	17,065	122	21,839	295
Residential real estate	225	-	374	-
Consumer installments and other	2,474	7	2,444	24
Total	$64,692	$688	$80,419	$2,116

	Impaired Loans
	At December 31, 2010
		Unpaid
	Recorded	Principal
	Investment	Balance	Related
	(refined)	(refined)	Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$22,392	$35,127	$-
Commercial real estate	47,081	69,627	-
Construction	17,639	36,244	-
Residential real estate	449	451	-
Consumer installments and other	2,192	3,077	-

Impaired loans with an allowance recorded:
Construction	3,700	3,700	1,365

Total:
Commercial	$22,392	$35,127	$-
Commercial real estate	47,081	69,627	-
Construction	21,339	39,944	1,365
Residential real estate	449	451	-
Consumer installments and other	2,192	3,077	-

During the nine months ended September 30, 2011, the Company restructured one troubled debt with a carrying value of $3,183 thousand pre-and post-modification; such loan was on nonaccrual status at September 30, 2011. The Company had no troubled debt restructuring during the nine months ended September 30, 2010.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At September 30, 2011, loans pledged to secure borrowing totaled $77,431 thousand compared with $137,954 thousand at December 31, 2010. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at September 30, 2011 and December 31, 2010.

Note 6: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 5, the Company had loan commitments and standby letters of credit related to real estate loans of $4,266 thousand and $13,048 thousand at September 30, 2011 and December 31, 2010, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2011.

The carrying values of goodwill were (in thousands):

December 31, 2010	$121,673
September 30, 2011	$121,673

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2011, no such adjustments were recorded.

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30,		At December 31,
	2011		2010
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core deposit intangibles	$56,808	$(28,750)	$56,808	$(24,719)
Merchant draft processing intangible	10,300	(8,259)	10,300	(7,785)
Total identifiable intangible assets	$67,108	$(37,009)	$67,108	$(32,504)

As of September 30, 2011, the current year and estimated future amortization expense for identifiable intangible assets was:

	At September 30, 2011
		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
For the nine months ended September 30, 2011 (actual)	$4,031	$474	$4,505
Estimate for the year ended December 31, 2011	5,351	624	5,975
2012	4,868	500	5,368
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504

Note 8: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $389,006 thousand and $422,677 thousand at September 30, 2011 and December 31, 2010, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $24,734 thousand and $25,458 thousand at September 30, 2011 and December 31, 2010, respectively. The Company also had commitments for commercial and similar letters of credit of $988 thousand and $3,351 thousand at September 30, 2011 and December 31, 2010, respectively.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases resulting from loan collection efforts, transaction processing for deposit accounts including the order of posting transactions and the assessment of overdraft fees, and employment practices. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met. Like many banks, the Bank is a defendant in a lawsuit alleging it improperly assessed overdraft fees on deposit accounts due to the order in which it processed payments against such deposit accounts. The Bank has reached a preliminary mediated settlement of this matter which is subject to court approval. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. In the second quarter 2011, the Bank accrued a liability for the preliminary mediated settlement.

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

Assets Recorded at Fair Value on a Recurring Basis
The table below presents assets measured at fair value on a recurring basis.

	At September 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,600	$3,600	$-	$-
Securities of U.S. government sponsored entities	128,498	128,498	-	-
Municipal bonds:
Federally tax-exempt - California	84,811	-	84,811	-
Federally tax-exempt - 28 other states	174,032	-	174,032	-
Taxable - California	1,586	-	1,586	-
Taxable - 1 other state	5,382	-	5,382	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	39,011	-	39,011	-
Issued by FNMA and FHLMC	60,295	-	60,295	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	48,657	-	48,657	-
All other	5,646	-	5,646	-
Commercial mortgage-backed securities	4,624	-	4,624	-
Asset-backed securities - government guaranteed student loans	7,651	-	7,651	-
FHLMC and FNMA stock	2,787	2,787	-	-
Corporate securities	112,777	-	112,777	-
Other securities	4,283	2,324	1,959	-
Total securities available for sale	$683,640	$137,209	$546,431	$-

There were no significant transfers in or out of Levels 1 and 2 for the nine months ended September 30, 2011.

	At December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,542	$3,542	$-	$-
Securities of U.S. government sponsored entities	172,877	172,877	-	-
Municipal bonds:
Federally tax-exempt - California	83,616	-	83,616	-
Federally tax-exempt - 29 other states	170,741	-	170,741	-
Taxable - California	6,276	-	6,276	-
Taxable - 1 other state	500	-	500	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	43,557	-	43,557	-
Issued by FNMA and FHLMC	66,272	-	66,272	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	18,010	-	18,010	-
All other	7,593	-	7,593	-
Commercial mortgage-backed securities	5,065	-	5,065	-
Asset-backed securities - government guaranteed student loans	8,286	-	8,286	-
FHLMC and FNMA stock	655	655	-	-
Corporate securities	79,191	-	79,191	-
Other securities	5,303	3,342	1,961	-
Total securities available for sale	$671,484	$180,416	$491,068	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at September 30, 2011 and December 31, 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At September 30, 2011
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned (1)	$5,513	$-	$5,513	$-	$(600)
Covered other real estate owned (2)	8,651	-	8,651	-	(445)
Originated impaired loans (3)	1,872	-	1,872	-	-
Total assets measured at fair value on a nonrecurring basis	$16,036	$-	$16,036	$-	$(1,045)

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned (1)	$1,863	$-	$1,863	$-	$(664)
Originated impaired loans (3)	4,780	-	4,780	-	(829)
Total assets measured at fair value on a nonrecurring basis	$6,643	$-	$6,643	$-	$(1,493)

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $32,893 thousand at September 30, 2011 and $35,636 thousand at December 31, 2010 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $48,965 thousand and $16,546 thousand, respectively at September 30, 2011 and $61,784 thousand and $32,382 thousand, respectively at December 31, 2010 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At September 30, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$459,754	$459,754	$338,793	$338,793
Money market assets	-	-	392	392
Investment securities held to maturity	755,906	778,330	580,728	594,711
Loans	2,601,946	2,640,281	2,886,448	2,923,612
Other assets - FDIC receivable	38,812	38,733	44,738	44,353

Financial Liabilities
Deposits	4,192,383	4,192,443	4,132,961	4,135,113
Short-term borrowed funds	120,917	120,917	107,385	107,385
Federal Home Loan Bank advances	26,078	26,782	61,698	61,833
Debt financing and notes payable	15,000	15,337	26,363	26,811
Other liabilities - restricted performance share grants	1,546	1,546	2,259	2,259

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Borrowed Funds

Debt financing and notes payable were as follows:

	At September 30,	At December 31,
	2011	2010
	(In thousands)
Senior fixed-rate note (1)	$15,000	$15,000
Subordinated fixed-rate note (2)	-	11,363
Total debt financing and notes payable - Parent	$15,000	$26,363

(1)
Senior note, issued by Westamerica Bancorporation, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity.

(2)
Subordinated debt, assumed by Westamerica Bancorporation March 1, 2005, originated February 22, 2001. Par amount $10,000 thousand, interest of 10.2% per annum, payable semiannually. Redeemed August 22, 2011 at a premium of approximately 5 percent of the $10,000 thousand principal amount.

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

	For the Three Months ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Net income applicable to common equity (numerator)	$22,432	$23,709	$66,083	$70,846
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	28,433	29,127	28,739	29,187
Basic earnings per common share	$0.79	$0.81	$2.30	$2.43
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	28,433	29,127	28,739	29,187
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	65	258	140	328
Weighted average number of common shares outstanding - diluted (denominator)	28,498	29,385	28,879	29,515
Diluted earnings per common share	$0.79	$0.81	$2.29	$2.40

For the three and nine months ended September 30, 2011, options to purchase 1,940 thousand and 1,452 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three months and nine months ended September 30, 2010, options to purchase 273 thousand and 285 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net Interest Income (FTE)*	$54,675	$56,669	$165,506	$170,271
Provision for Loan Losses	(2,800)	(2,800)	(8,400)	(8,400)
Noninterest Income	15,205	15,071	45,239	46,311
Noninterest Expense
Settlements	-	-	2,100	23
Other noninterest expense	31,383	31,508	94,914	95,612
Total Noninterest Expense	31,383	31,508	97,014	95,635
Income Before Income Taxes (FTE)*	35,697	37,432	105,331	112,547
Income Tax Provision (FTE)*	13,265	13,723	39,248	41,701
Net Income	$22,432	$23,709	$66,083	$70,846

Average Common Shares Outstanding	28,433	29,127	28,739	29,187
Diluted Average Common Shares Outstanding	28,498	29,385	28,879	29,515
Common Shares Outstanding at Period End	28,301	29,118	28,301	29,118

Per Common Share:
Basic earnings	$0.79	$0.81	$2.30	$2.43
Diluted earnings	0.79	0.81	2.29	2.40
Book value	$19.57	$18.59

Financial Ratios:
Return on assets	1.81%	1.95%	1.79%	1.98%
Return on common equity	16.44%	17.90%	16.24%	18.32%
Net interest margin (FTE)*	5.32%	5.54%	5.35%	5.59%
Net loan losses to average originated loans	0.60%	0.83%	0.75%	0.71%
Efficiency ratio**	44.9%	43.9%	46.0%	44.2%

Average Balances:
Assets	$4,920,482	$4,835,357	$4,929,701	$4,793,266
Earning assets	4,093,020	4,068,561	4,133,898	4,071,089
Originated loans	1,943,379	2,096,937	1,974,316	2,132,687
Purchased covered loans	596,072	743,126	638,189	787,142
Purchased non-covered loans	151,634	97,438	174,333	32,836
Deposits	4,155,812	3,981,437	4,146,183	3,944,231
Shareholders' equity	541,369	525,630	544,056	517,121

Period End Balances:
Assets	$4,966,499	$4,977,871
Earning assets	4,074,457	4,197,592
Originated loans	1,920,286	2,077,915
Purchased covered loans	575,353	718,618
Purchased non-covered loans	139,200	212,318
Deposits	4,192,383	4,072,698
Shareholders' equity	553,988	541,173

Capital Ratios at Period End:
Total risk based capital	15.65%	14.88%
Tangible equity to tangible assets	8.35%	7.95%

Dividends Paid Per Common Share	$0.36	$0.36	$1.08	$1.08
Common Dividend Payout Ratio	46%	44%	47%	45%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the “Company”) reported net income of $22.4 million or $0.79 diluted earnings per common share for the third quarter 2011 and net income of $66.1 million or $2.29 diluted earnings per common share for the nine months ended September 30, 2011. The nine months ended September 2011 included $2.1 million in litigation settlement accruals which decreased net income by $1.2 million and expenses related to the integration of the former Sonoma Valley Bank (“Sonoma”) of $393 thousand after tax, equivalent to $0.04 diluted earnings per common share.

These results compare to net income of $23.7 million or $0.81 diluted earnings per common share for the third quarter of 2010 and net income of $70.8 million or $2.40 diluted earnings per common share for the first nine months of 2010. The third quarter of 2010 included a $178 thousand gain on the acquisition of Sonoma Valley Bank.

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	Fro the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net interest income (FTE)	$54,675	$56,669	$165,506	$170,271
Provision for loan losses	(2,800)	(2,800)	(8,400)	(8,400)
Noninterest income	15,205	15,071	45,239	46,311
Noninterest expense	(31,383)	(31,508)	(97,014)	(95,635)
Income before taxes (FTE)	35,697	37,432	105,331	112,547
Income tax provision (FTE)	(13,265)	(13,723)	(39,248)	(41,701)
Net income	$22,432	$23,709	$66,083	$70,846

Average diluted common shares	28,498	29,385	28,879	29,515
Diluted earnings per common share	$0.79	$0.81	$2.29	$2.40

Average total assets	$4,920,482	$4,835,357	$4,929,701	$4,793,266
Net income applicable to common equity to average total assets (annualized)	1.81%	1.95%	1.79%	1.98%
Net income applicable to common equity to average common stockholders' equity (annualized)	16.44%	17.90%	16.24%	18.32%

Net income for the third quarter of 2011 was $1.3 million or 5.4% less than the same quarter of 2010, the net result of declines in net interest income (FTE), partially offset by higher noninterest income, lower noninterest expense and lower income tax provision (FTE). A $2.0 million or 3.5% decrease in net interest income (FTE) was mostly attributed to lower yields on earning assets and lower average balances of loans, partially offset by higher average balances of investments, lower rates paid on interest-bearing liabilities and lower average balances of borrowings. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and purchased loan credit-default discounts.

Comparing the first nine months of 2011 to the same period of 2010, net income decreased $4.8 million or 6.7%, primarily due to lower net interest income (FTE), lower noninterest income and the $2.1 million settlement accrual, partially offset by a decrease in income tax provision (FTE). The lower net interest income (FTE) was primarily caused by lower yields on interest earning assets and a lower average volume of loans, partially offset by higher average balances of investments and lower rates paid on interest-bearing liabilities. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest income decreased $1.1 million largely due to lower service charges on deposit accounts. Noninterest expense increased $1.4 million mostly due to the $2.1 million settlement accrual.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Interest and fee income	$51,976	$55,203	$157,559	$166,284
Interest expense	(2,071)	(3,096)	(6,527)	(9,775)
FTE adjustment	4,770	4,562	14,474	13,762
Net interest income (FTE)	$54,675	$56,669	$165,506	$170,271

Average earning assets	$4,093,020	$4,068,561	$4,133,898	$4,071,089
Net interest margin (FTE) (annualized)	5.32%	5.54%	5.35%	5.59%

Net interest income (FTE) decreased during the third quarter of 2011 by $2.0 million or 3.5% from the same period in 2010 to $54.7 million, mainly due to lower yields on earning assets (down 0.32%) and lower average balances of loans (down $246 million), partially offset by higher average balances of investments (up $271 million), lower rates paid on interest-bearing liabilities (down 0.14%) and lower average balances of borrowings (down $105 million).

Comparing the first nine months of 2011 with the corresponding period of 2010, net interest income (FTE) decreased $4.8 million or 2.8%, primarily due to lower yields on interest earning assets (down 0.35%) and a lower average volume of loans (down $166 million), partially offset by higher average balances of investments (up $229 million) and lower rates paid on interest-bearing liabilities (down 0.15%).

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. Economic conditions, competitive pricing and deleveraging by businesses and individuals have reduced loan volumes, placing greater reliance on lower-yielding investment securities. Rates on interest-bearing deposits and borrowings have declined to offset some of the decline in asset yields.

At September 30, 2011, purchased FDIC covered loans represented 22 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan. The term of the loss-sharing agreement on residential real estate assets is ten years, while the term for loss-sharing on non-residential real estate assets is five years with respect to losses and eight years with respect to loss recoveries.

Interest and Fee Income

Interest and fee income (FTE) for the third quarter of 2011 decreased $3.0 million or 5.1% from the same period in 2010. The decrease was caused by lower average balances of loans and lower yields on earning assets, partially offset by higher average balances of investments. The total average balances of loans declined due to decreases in the average balances of taxable commercial loans (down $122 million), commercial real estate loans (down $49 million) and residential real estate loans (down $46 million), construction loans (down $21 million) and tax-exempt commercial loans (down $19 million), partially offset by a $10 million increase in the average balances of consumer loans. The average investment portfolio increased largely due to higher average balances of municipal securities (up $96 million), U.S. Government sponsored entities (up $74 million), corporate securities (up $59 million) and collateralized mortgage obligations (up $72 million), partially offset by a $38 million decline in the average balance of residential mortgage backed securities. The average yield on the Company's earning assets decreased from 5.84% in the third quarter of 2010 to 5.52% in the corresponding period of 2011. The composite yield on loans declined 0.13% to 6.00% in the third quarter 2011 compared to the corresponding period of 2010. Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The loan portfolio yield declined due to lower yields on consumer loans (down 0.65%), tax-exempt commercial loans (down 0.40%), residential real estate loans (down 0.32%) and commercial real estate loans (down 0.11%), partially offset by increases in yields on construction (up 2.94%) and taxable commercial loans (up 0.29%). The investment portfolio yield decreased 0.51% to 4.58%. Decreases in yields on collateralized mortgage obligations (down 1.44%), residential mortgage backed securities (down 0.15%), municipal securities (down 0.19%) were partially offset by increases in yields on corporate securities (up 0.70%) and U.S. government sponsored entities (up 0.20%). The decline in loan and investment yields is primarily due to relatively low market rates and competitive loan pricing.

Comparing the first nine months of 2011 with the first nine months of 2010, interest and fee income (FTE) was down $8.0 million or 4.5%. The decrease resulted from a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments. A lower average balance of the loan portfolio was mostly attributable to decreases in average balances of taxable commercial loans (down $94 million), residential real estate loans (down $45 million), tax-exempt commercial loans (down $20 million) and commercial real estate loans (down $13 million), partially offset by a $7 million increase in the average balance of consumer loans. The average investment portfolio increased mostly due to higher average balances of U.S. government sponsored entity obligations (up $112 million), municipal securities (up $90 million) and corporate securities (up $69 million), partially offset by a $47 million decrease in the average balance of residential mortgage backed securities. The average yield on earning assets for the first nine months of 2011 was 5.56% compared with 5.91% in the first nine months of 2010. The loan portfolio yield for the first nine months of 2011 decreased 0.16% compared with the first nine months of 2010 primarily due to lower yields on consumer loans (down 0.52%), residential real estate loans (down 0.45%), tax-exempt commercial loans (down 0.15%) and commercial real estate loans (down 0.12%), partially offset by increases in yields on taxable commercial loans (up 0.22%) and construction loans (up 0.16%). The investment portfolio yield declined from 5.24% in the first nine months of 2010 to 4.65% in the first nine months of 2011 mainly due to decreases in yields on collateralized mortgage obligations (down 0.90%), residential mortgage backed securities (down 0.25%) and municipal securities (down 0.18%), partially offset by corporate securities (up 0.84%).

Interest Expense

Interest expense in the third quarter of 2011 decreased $1.0 million or 33.1% compared with the same period in 2010. The decrease was attributable to lower rates paid on interest-bearing liabilities (down 0.14%) and a shift from higher costing term repurchase agreements and time deposits less than $100 thousand to low-cost checking and savings accounts. Such deposits represented 80% of total deposits in the third quarter 2011 compared with 78% in the third quarter 2010. Lower average balances of short-term borrowed funds (down $98 million), time deposits less than $100 thousand (down $38 million), time deposits more than $100 thousand (down $19 million) and debt financing and notes payable (down $5 million) were partially offset by higher average balances of preferred money market savings (up $55 million), money market savings (up $45 million), money market checking accounts (up $29 million) and regular savings (up $25 million). Lower average balances of short-term borrowed funds were attributable to repayment of term repurchase agreements of $100 million in December of 2010. A lower average volume of debt financing and notes payable was due to repayment of a $10 million subordinated debt in August of 2011. The average rate paid on interest-bearing liabilities decreased from 0.43% in the third quarter of 2010 to 0.29% in the same quarter of 2011. Rates on interest-bearing deposits decreased 0.07% to 0.25% primarily due to decreases in rates paid on time deposits $100 thousand or more (down 0.19%), preferred money market savings (down 0.26%) and money market savings (down 0.17%), partially offset by higher rates paid on time deposits less than $100 thousand (up 0.32%). Rates on short-term borrowed funds decreased 0.69%. Rates on debt financing payable declined 2.63% due to the adjustment of the premium amortization on a $10 million subordinated note, which the Company redeemed in August 2011.

Comparing the first nine months of 2011 with the first nine months of 2010, interest expense declined $3.2 million or 33.2%, due to lower rates paid on interest-bearing liabilities and a shift from higher costing term repurchase agreements and time deposits less than $100 thousand to low-cost checking and savings accounts. Higher average balances of Federal Home Loan Bank advances (up $23 million), money market savings (up $53 million), preferred money market savings (up $50 million), money market checking accounts (up $40 million) and regular savings (up $29 million) were partially offset by lower average balances of short-term borrowed funds (down $103 million) and time deposits less than $100 thousand (down $42 million). Lower average balances of short-term borrowed funds were attributable to repayment of term repurchase agreements of $100 million in December of 2010. Rates paid on interest-bearing liabilities averaged 0.31% during the first nine months of 2011 compared with 0.46% for the first nine months of 2010 mainly due to lower rates on time deposits over $100 thousand (down 0.18%), money market savings (down 0.17%), preferred money market savings (down 0.30%), short-term borrowed funds (down 0.74%), Federal Home Loan Bank advances (down 0.25%) and debt financing and notes payable (down 3.13%), partially offset by a 0.14% increase in rates on time deposits less than $100 thousand. Rates on debt financing payable declined due to the adjusted premium amortization described in the preceding paragraph.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Yield on earning assets (FTE)	5.52%	5.84%	5.56%	5.91%
Rate paid on interest-bearing liabilities	0.29%	0.43%	0.31%	0.46%
Net interest spread (FTE)	5.23%	5.41%	5.25%	5.45%
Impact of all other net noninterest bearing funds	0.09%	0.13%	0.10%	0.14%
Net interest margin (FTE)	5.32%	5.54%	5.35%	5.59%

During the third quarter of 2011, the net interest margin (FTE) decreased 0.22% compared with the same period in 2010. Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. Economic conditions and deleveraging by businesses and individuals have reduced loan volumes, placing greater reliance on lower-yielding investment securities. Rates on interest-bearing deposits and borrowings have declined to offset some of the decline in asset yields. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 0.18% decrease in net interest spread (FTE). The net interest margin contribution of noninterest-bearing demand deposits increased the net interest margin (FTE) to 5.32%. The net interest margin (FTE) in the first nine months of 2011 was 5.35% compared with 5.59% in the first nine months of 2010, the net result of a 0.35% decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 0.15%). The margin contribution from noninterest bearing demand deposits declined from 0.14% in the first nine months of 2010 to 0.10% in the first nine months of 2011.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amount of interest income from average earning assets and the resulting annualized yields, and the amount of interest expense paid on average interest-bearing liabilities and the resulting annualized rate paid. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income. The amount of gross interest income that would have been recorded if all nonaccrual loans had been current in accordance with their original terms while outstanding was $1.1 million and $4.4 million in the third quarter and first nine months of 2011, respectively, compared with $1.6 million and $4.7 million for the third quarter and first nine months of 2010, respectively. The amount of interest income that was recognized on nonaccrual loans from all cash payments made during the three and nine months ended September 30, 2011, totaled $1.0 million and $3.9 million, respectively, compared with $1.7 million and $5.2 million for the third quarter and first nine months of 2010, respectively. There were no cash payments received that were applied against the book balance of  nonaccrual purchased covered loans outstanding at September 30, 2011 in the third quarter and first nine months of 2011. Cash payments of $60 thousand received in the first nine months of 2010, which were applied against the book balance of nonaccrual loans outstanding at September 30, 2010, were received in the third quarter 2010. Yields on securities and certain loans have been adjusted upward to reflect the effect of income that is exempt from federal income taxation at the current statutory tax rate (FTE).

	For the Three Months Ended
	September 30, 2011
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$281	$-	-%
Investment securities:
Available for sale
Taxable	453,330	2,989	2.64%
Tax-exempt (1)	252,356	3,895	6.17%
Held to maturity
Taxable	209,826	1,635	3.12%
Tax-exempt (1)	486,142	7,538	6.20%
Loans:
Commercial:
Taxable	415,219	6,901	6.59%
Tax-exempt (1)	145,672	2,270	6.18%
Commercial real estate	1,185,692	19,557	6.54%
Real estate construction	49,972	1,072	8.51%
Real estate residential	309,203	3,013	3.90%
Consumer	585,327	7,876	5.34%
Total loans (1)	2,691,085	40,689	6.00%
Total Interest earning assets (1)	4,093,020	$56,746	5.52%
Other assets	827,462
Total assets	$4,920,482

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,494,773	$-	-%
Savings and interest-bearing transaction	1,826,688	597	0.13%
Time less than $100,000	303,768	556	0.73%
Time $100,000 or more	530,583	524	0.39%
Total interest-bearing deposits	2,661,039	1,677	0.25%
Short-term borrowed funds	105,382	76	0.29%
Federal Home Loan Bank advances	35,309	118	1.34%
Debt financing and notes payable	21,075	200	3.80%
Total interest-bearing liabilities	2,822,805	$2,071	0.29%
Other liabilities	61,535
Shareholders' equity	541,369
Total liabilities and shareholders' equity	$4,920,482
Net interest spread (1) (2)			5.23%
Net interest income and interest margin (1) (3)		$54,675	5.32%

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

	For the Three Months Ended
	September 30, 2010
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$5,130	$1	0.08%
Investment securities:
Available for sale
Taxable	302,176	2,158	2.86%
Tax-exempt (1)	187,405	3,059	6.53%
Held to maturity
Taxable	166,634	1,798	4.32%
Tax-exempt (1)	469,715	7,367	6.27%
Loans:
Commercial:
Taxable	537,116	8,534	6.30%
Tax-exempt (1)	164,838	2,733	6.58%
Commercial real estate	1,234,475	20,696	6.65%
Real estate construction	71,043	998	5.57%
Real estate residential	355,103	3,744	4.22%
Consumer	574,926	8,677	5.99%
Total loans (1)	2,937,501	45,382	6.13%
Total earning assets (1)	4,068,561	$59,765	5.84%
Other assets	766,796

Total assets	$4,835,357

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,417,638	$-	-
Savings and interest-bearing transaction	1,672,458	892	0.21%
Time less than $100,000	341,882	357	0.41%
Time $100,000 or more	549,459	798	0.58%
Total interest-bearing deposits	2,563,799	2,047	0.32%
Short-term borrowed funds	203,841	511	0.98%
Federal Home Loan Bank advances	36,298	113	1.22%
Debt financing and notes payable	26,417	425	6.43%
Total interest-bearing liabilities	2,830,355	$3,096	0.43%
Other liabilities	61,734
Shareholders' equity	525,630

Total liabilities and shareholders' equity	$4,835,357

Net interest spread (1) (2)			5.41%

Net interest income and interest margin (1) (3)		$56,669	5.54%

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

	For the Nine Months Ended
	September 30, 2011
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$386	$-	-%
Investment securities:
Available for sale
Taxable	452,444	8,368	2.47%
Tax-exempt (1)	264,379	12,348	6.23%
Held to maturity
Taxable	157,623	4,236	3.58%
Tax-exempt (1)	472,228	22,038	6.22%
Loans:
Commercial:
Taxable	452,372	21,985	6.50%
Tax-exempt (1)	149,634	7,207	6.44%
Commercial real estate	1,219,657	59,502	6.52%
Real estate construction	64,044	2,789	5.82%
Real estate residential	318,546	9,540	3.99%
Consumer	582,585	24,020	5.51%
Total loans (1)	2,786,838	125,043	6.00%
Total earning assets (1)	4,133,898	$172,033	5.56%
Other assets	795,803
Total assets	$4,929,701

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,474,983	$-	-%
Savings and interest-bearing transaction	1,811,962	1,915	0.14%
Time less than $100,000	318,613	1,598	0.67%
Time $100,000 or more	540,625	1,831	0.45%
Total interest-bearing deposits	2,671,200	5,344	0.27%
Short-term borrowed funds	106,449	184	0.23%
Federal Home Loan Bank advances	47,027	398	1.13%
Debt financing and notes payable	24,447	601	3.28%
Total interest-bearing liabilities	2,849,123	$6,527	0.31%
Other liabilities	61,539
Shareholders' equity	544,056
Total liabilities and shareholders' equity	$4,929,701
Net interest spread (1) (2)			5.25%
Net interest income and interest margin (1) (3)		$165,506	5.35%

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

	For the Nine Months Ended
	September 30, 2010
		Interest	Rates
	Average	Income/	Earned/
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$2,174	$2	0.12%
Investment securities:
Available for sale
Taxable	272,141	6,465	3.17%
Tax-exempt (1)	171,122	8,466	6.60%
Held to maturity
Taxable	186,336	6,119	4.38%
Tax-exempt (1)	486,651	22,906	6.28%
Loans:
Commercial:
Taxable	546,269	25,660	6.28%
Tax-exempt (1)	169,314	8,344	6.59%
Commercial real estate	1,232,406	61,229	6.64%
Real estate construction	65,352	2,767	5.66%
Real estate residential	363,337	12,104	4.44%
Consumer	575,987	25,984	6.03%
Total loans (1)	2,952,665	136,088	6.16%
Total earning assets (1)	4,071,089	$180,046	5.91%
Other assets	722,177

Total assets	$4,793,266

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,394,033	$-	-
Savings and interest-bearing transaction	1,640,421	2,725	0.22%
Time less than $100,000	360,929	1,425	0.53%
Time $100,000 or more	548,848	2,566	0.63%
Total interest-bearing deposits	2,550,198	6,716	0.35%
Short-term borrowed funds	209,846	1,538	0.97%
Federal Home Loan Bank advances	23,767	249	1.38%
Debt financing and notes payable	26,450	1,272	6.41%
Total interest-bearing liabilities	2,810,261	$9,775	0.46%
Other liabilities	71,851
Shareholders' equity	517,121

Total liabilities and shareholders' equity	$4,793,266

Net interest spread (1) (2)			5.45%

Net interest income and interest margin (1) (3)		$170,271	5.59%

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

	For the Three Months Ended September 30, 2011
	Compared with
	For the Three Months Ended September 30, 2010
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$-	$(1)	$(1)
Investment securities:
Available for sale
Taxable	1,010	(179)	831
Tax-exempt (1)	1,013	(177)	836
Held to maturity
Taxable	408	(571)	(163)
Tax-exempt (1)	256	(85)	171
Loans:
Commercial:
Taxable	(2,011)	378	(1,633)
Tax-exempt (1)	(305)	(158)	(463)
Commercial real estate	(808)	(331)	(1,139)
Real estate construction	(352)	426	74
Real estate residential	(461)	(270)	(731)
Consumer	155	(956)	(801)
Total loans (1)	(3,782)	(911)	(4,693)
Total decrease in interest and fee income (1)	(1,095)	(1,924)	(3,019)

Interest expense:
Deposits:
Savings and interest-bearing transaction	76	(371)	(295)
Time less than $100,000	(44)	243	199
Time $100,000 or more	(27)	(247)	(274)
Total interest-bearing deposits	5	(375)	(370)
Short-term borrowed funds	(176)	(259)	(435)
Federal Home Loan Bank advances	(3)	8	5
Debt financing and notes payable	(74)	(151)	(225)
Total decrease in interest expense	(248)	(777)	(1,025)
Decrease in Net Interest Income (1)	$(847)	$(1,147)	$(1,994)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	For the Nine Months Ended September 30, 2011
	compared with
	For the Nine Months Ended September 30, 2010
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Money market assets and funds sold	$(1)	$(1)	$(2)
Investment securities:
Available for sale
Taxable	3,566	(1,663)	1,903
Tax-exempt (1)	4,377	(495)	3,882
Held to maturity
Taxable	(864)	(1,019)	(1,883)
Tax-exempt (1)	(674)	(194)	(868)
Loans:
Commercial:
Taxable	(4,538)	863	(3,675)
Tax-exempt (1)	(951)	(186)	(1,137)
Commercial real estate	(629)	(1,098)	(1,727)
Real estate construction	(56)	78	22
Real estate residential	(1,409)	(1,155)	(2,564)
Consumer	295	(2,259)	(1,964)
Total loans (1)	(7,288)	(3,757)	(11,045)
Total decrease in interest and fee income (1)	(884)	(7,129)	(8,013)

Interest expense:
Deposits:
Savings and interest-bearing transaction	262	(1,072)	(810)
Time less than $100,000	(181)	354	173
Time $100,000 or more	(38)	(697)	(735)
Total interest-bearing deposits	43	(1,415)	(1,372)
Short-term borrowed funds	(531)	(823)	(1,354)
Federal Home Loan Bank advances	205	(56)	149
Debt financing and notes payable	(90)	(581)	(671)
Total decrease in interest expense	(373)	(2,875)	(3,248)
Decrease in Net Interest Income (1)	$(511)	$(4,254)	$(4,765)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with troubled debtors.

The Company recorded purchased County and Sonoma loans at estimated fair value upon the acquisition dates of February 6, 2009 and August 20, 2010, respectively. Such fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the date of purchase. Any deterioration in such conditions or reassessment by Management could require additional loss recognition through a provision for loan losses. The purchased County loans are “covered” by loss-sharing agreements the Company entered with the FDIC which mitigates any additional losses during the term of the agreements.

Management believes the overall borrower and economic conditions have been relatively stable for the purchased County loans. However, a provision for loan losses of $428 thousand, net of FDIC indemnification, was recorded for two County loan customers during the third quarter 2011. Management believes the overall borrower and economic conditions have been relatively stable for the purchased Sonoma loans; no provision for loan losses was recorded for Sonoma loans during the third quarter 2011. Management regularly evaluates the acquisition date fair value discounts and, in its judgment, believes the fair value discounts remaining at September 30, 2011 represent appropriate loss estimates inherent in the purchased loans. However, no assurance can be given that future provisions for loan losses related to purchased loans will not be necessary.

The Company provided $2,372 thousand and $7,972 thousand for loan losses related to originated loans in the third quarter and first nine months 2011, respectively, compared to $2,800 thousand and $8,400 thousand for comparable periods in 2010. The provision reflects Management's assessment of credit risk in the originated loan portfolio for each of the periods presented.

For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see Note 5 and the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Service charges on deposit accounts	$7,430	$8,162	$22,529	$25,533
Merchant processing services	2,358	2,234	6,921	6,631
Debit card fees	1,269	1,259	3,752	3,678
ATM processing fees	980	1,004	2,911	2,917
Other service fees	743	789	2,155	2,024
Trust fees	432	429	1,407	1,257
Check sale income	207	221	640	676
Safe deposit fees	188	178	525	504
Financial services commissions	111	211	257	583
Gain on acquisition	-	178	-	178
Other noninterest income	1,487	406	4,142	2,330
Total	$15,205	$15,071	$45,239	$46,311

Noninterest income for the third quarter of 2011 increased by $134 thousand or 0.9% from the same period in 2010. Merchant processing services income increased $124 thousand mainly due to increased transaction volumes. Other noninterest income rose $1 million mostly due to a $271 thousand gain on sale of premises, a $229 thousand increase in net recoveries of charged-off purchased loans, a $173 thousand gain on retirement of subordinated debt, $152 thousand in ACH service fee income and $148 thousand in recoveries of unclaimed funds. Service charges on deposits decreased $732 thousand primarily due to declines in fees charged on overdrawn accounts and insufficient funds (down $564 thousand) and deficit fees charged on analyzed accounts (down $130 thousand). New regulations over overdraft fees were adopted July 1, 2010 and limited the Bank’s ability to assess overdraft fees. Financial services commissions decreased $100 thousand due to lower sales of mutual funds and annuities.

In the first nine months of 2011, noninterest income decreased $1.1 million or 2.3% compared with the first nine months of 2010. Service charges on deposits decreased $3.0 million due to declines in fees charged on overdrawn accounts and insufficient funds  (down $2.5 million) and deficit fees charged on analyzed accounts (down $476 thousand). Financial services commissions decreased $326 thousand due to lower sales of mutual funds and annuities. Merchant processing services income increased $290 thousand mainly due to higher transaction volumes. Trust fees increased $150 thousand due to increased accounts. Other noninterest income increased $1.8 million primarily due to $459 thousand in ACH service fee income, a $446 thousand increase in income from net recoveries of charged-off purchased loans, a $299 thousand increase in income from investment in real estate, a $173 thousand gain on retirement of subordinated debt and $148 thousand in recoveries of unclaimed funds.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Salaries and related benefits	$14,401	$15,481	$44,388	$46,849
Occupancy	4,010	3,962	12,085	11,561
Outsourced data processing services	2,165	2,187	6,743	6,629
Amortization of identifiable intangibles	1,477	1,573	4,505	4,711
Professional fees	1,185	950	3,489	2,480
Equipment	943	1,067	2,915	3,234
Courier service	840	826	2,535	2,636
Deposit insurance assessments	740	1,268	2,700	3,848
Other real estate owned	700	188	1,835	653
Loan expense	578	354	1,515	1,248
Telephone	422	346	1,285	1,141
Postage	353	322	1,083	1,251
Stationery and supplies	272	276	919	956
Operational losses	226	237	815	615
In-house meetings	179	176	540	534
Customer checks	167	170	511	503
Advertising/public relations	156	153	488	629
Correspondent service charges	30	35	92	272
Settlements	-	-	2,100	23
Other noninterest expense	2,539	1,937	6,471	5,862

Total	$31,383	$31,508	$97,014	$95,635

Noninterest expense decreased $125 thousand or 0.4% in the third quarter 2011 compared with the same period in 2010. Expenses related to other real estate owned were $512 thousand higher in the three months ended September 30, 2011 due to payment of delinquent property taxes on real estate repossessed during the period and recognition of declines in value based on recent appraisals. Professional fees increased $235 thousand due to higher legal fees. Loan expense increased $224 thousand primarily due to increases in foreclosure expense, appraisal fees and waived fees on foreclosed loans. Salaries and related benefits decreased $1.1 million primarily due to a reduction in salaries, decreases in incentives and other benefits partially offset by higher group health insurance costs and annual merit increases in salaries. Deposit insurance assessments declined $528 thousand due to new assessment rules effective April 1, 2011. Equipment expense decreased $124 thousand mainly due to lower depreciation charges.

Noninterest expense increased $1.4 million or 1.4% in the first nine months of 2011 compared with the same period in 2010 primarily due to $2.1 million in settlement accruals. The first nine months of 2011 results also included $679 thousand related to pre-integration costs for the acquired Sonoma, primarily outsourced data processing and personnel costs. Sonoma operations were fully integrated in February 2011. Expenses related to other real estate owned were $1.2 million higher in the nine months ended September 30, 2011 due to recognition of declines in value based on recent appraisals, payment of delinquent property taxes on real estate repossessed during the period and lower gains on sales of foreclosed assets. Professional fees increased $1.0 million due to higher legal fees. Occupancy expense increased $524 thousand primarily due increased rental of bank premises. Loan expense increased $267 thousand primarily due to increases in foreclosure expense, appraisal fees and waived fees on foreclosed loans. Operational losses increased $200 thousand due to increased fraudulent deposit account and debit card activity and branch robberies. Outsourced data processing services expense increased $114 thousand mainly due to merger deconversion costs for Sonoma operations. Salaries and related benefits decreased $2.5 million primarily due to a reduction in regular salaries, decreases in incentives, bonuses and other benefits, partially offset by higher group health insurance costs and annual merit increases in salaries. Deposit insurance assessments declined $1.1 million due to new assessment rules effective April 1, 2011. Equipment expense declined $319 thousand primarily due to lower repairs and maintenance expenses. Amortization of identifiable intangible assets declined $206 thousand as intangible assets are amortized on a declining balance method.

Provision for Income Tax

During the third quarter of 2011, the Company recorded income tax provision (FTE) of $13.3 million compared with $13.7 million for the third quarter of 2010. The current quarter provision represents an effective tax rate (FTE) of 37.2%, compared with 36.7% for the third quarter of 2010. The higher effective tax rate (FTE) for the third quarter 2011 is primarily attributable to lower tax-exempt loan interest for state franchise tax purposes.

The income tax provision (FTE) was $39.3 million for the first nine months of 2011 compared with $41.7 million for the corresponding period of 2010. The first nine months of 2011 effective tax rate (FTE) was 37.3% compared to 37.1% for the same period of 2010.

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

Management believes the overall credit quality of the loan portfolio is reasonably stable; however, classified and nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, and collateral values or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual and delinquent loans will not occur in the future.

On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management separates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “purchased covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “purchased non-covered loans” and “originated loans”). At September 30, 2011, purchased covered loans totaled $575 million, or 22 percent of total loans, originated loans totaled $1.9 billion, or 73 percent of total loans and purchased non-covered loans totaled $139 million, or 5 percent of total loans.

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

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $14 million as of September 30, 2011, which would be realized only if all covered assets at September 30, 2011 generated no future cash flows.

Purchased covered assets have declined since the acquisition date, and losses have been offset against the estimated credit risk discount. Purchased covered assets totaled $599 million at September 30, 2011, net of a credit risk discount of $49 million, compared to $715 million at December 31, 2010, net of a credit risk discount of $62 million. Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Purchased covered assets classified without regard to FDIC indemnification totaled $186 million and $195 million at September 30, 2011 and December 31, 2010, respectively. FDIC indemnification limits the Company’s loss exposure on covered classified assets.

Allowance for Credit Losses

The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. Management determined the credit default fair value discounts assigned to purchased loans remained adequate as an estimate of credit losses inherent in purchased loans as of September 30, 2011. The allowance for credit losses represents Management’s estimate of credit losses in excess of these principal reductions.

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to consumer loans. Current levels of indirect automobile loan losses are compared to initial allowance allocations and, based on Management judgment, additional allocations are applied, if needed, to estimate losses. For residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on residential real estate loans. Last, allocations are made to non-criticized and non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $35.6 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of September 30, 2011.

See Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information related to the allowance for credit losses.

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

The Company’s asset and liability position ranged from “neutral” to slightly “asset sensitive” at September 30, 2011, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Management’s simulation modeling is currently biased toward rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company's balance sheet and assuming an increase of 100 basis points (“bp”) in the federal funds rate and an increase of 60 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company's most likely net income plan for the twelve months ending September 30, 2012. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. In the current operating environment, Management’s objective is to maintain a “neutral” to slightly “asset sensitive” interest rate risk position. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

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

Liquidity and Funding

The Company's routine sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During the first nine months of 2011, the Company’s operating activities generated $87.0 million in liquidity providing most of the funds to pay common shareholders $31.1 million in dividends, fund $45.1 million in stock repurchases and redeem $10 million in subordinated debt. The Company's profitability during the first nine months of 2010 contributed operating cash flows of $90.0 million. In the first nine months of 2010, the Company paid $31.6 million in common shareholder dividends and used $22.2 million to repurchase and retire common stock.

During the first nine months of 2011, investment securities provided $267.3 million in liquidity from paydowns and maturities, and loans provided $240.5 million in liquidity from scheduled payments and maturities, net of loan fundings. Additionally, deposit growth increased cash $60.4 million. First nine months of 2011 liquidity provided most of the funds to purchase securities of $456.7 million and to reduce short-term borrowings by $21.6 milllion. During the first nine months of 2010, investment securities provided $230.5 million in liquidity from paydowns and maturities and $279.8 million was used to purchase securities. Loans provided $227.1 million in liquidity from scheduled payments, paydowns and maturities, net of loan fundings. First nine months of 2010, operating and investing liquidity provided funds to meet a net reduction in deposits totaling $237.8 million and a $114.8 million reduction in short-term borrowed funds. During the first nine months of 2011, other sources of cash from investing activities include proceeds of $8.0 million under FDIC loss-sharing agreements compared with $35.8 million in the first nine months of 2010.

The Company projects $206.2 million in additional liquidity from investment security paydowns and maturities during the twelve months ending September 30, 2012. At September 30, 2011, $395.7 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The residential CMOs and MBSs provided $21.6 million in liquidity from paydowns during the three months ended September 30, 2011. At September 30, 2011, indirect automobile loans totaled $415.1 million, which were experiencing stable monthly principal payments of approximately $16.5 million during the third quarter of 2011.

The Company held $1.4 billion in total investment securities at September 30, 2011. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2011, such collateral requirements totaled approximately $897.3 million. At September 30, 2011, $683.6 million of the Company's investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company's ability to meet continuing collateral requirements.

In addition, at September 30, 2011 the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which no balances were outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management's judgment, the Company's liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

The Company’s short-term borrowed funds primarily represent customer depository funds transferred to borrowings under repurchase agreements the Bank enters with its customers who desire additional yield. Such repurchase agreements are collateralized with the Bank’s investment securities. Fluctuations in the balance of short-term borrowings is affected by Bank customers’ liquidity levels, rates offered by the Bank on repurchase agreements relative to competitive financial instruments, and other factors. Short-term borrowed funds averaged $106.4 million during the nine months ended September 30, 2011.

The Company anticipates maintaining its cash levels in the remainder of 2011. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions for the remainder of 2011. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. Changes in interest rates, most notably rising interest rates, could impact deposit volumes in the future. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, to reduce borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average common equity (“return on common equity” or “ROE”) was 16.2% (annualized) in the first nine months of 2011, 18.1% in 2010 and 25.8% in 2009. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company's compensation programs to reinforce shareholders' interests in the Management of the Company. Capital raised through the exercise of stock options totaled $6.2 million in the first nine months of 2011, $16.7 million in 2010 and $9.6 million in 2009.

The Company paid dividends totaling $31.1 million in the first nine months of 2011, $42.1 million in 2010 and $41.1 million in 2009, which represent dividends per share of $1.08, $1.44 and $1.41, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 956 thousand shares of common stock valued at $45.1 million in the first nine months of 2011, 533 thousand shares valued at $28.7 million in 2010 and 42 thousand shares valued at $2.0 million in 2009. Share repurchases were restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of preferred stock to the Treasury; such restrictions were removed with full redemption of the preferred stock in November 2009.

The Company's primary capital resource is shareholders' equity, which increased $8.7 million or 1.6% during the first nine months of 2011 primarily due to $66.1 million in net income, $6.2 million in issuance of stock in connection with exercises of employee stock options and a $10.6 million increase in unrealized gains on securities available for sale, offset by $31.1 million in dividends paid and $45.1 million in stock repurchases.

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets:

				Minimum	Well-capitalized
	At September 30,		At December 31,	Regulatory	by Regulatory
	2011	2010	2010	Requirement	Definition
Company
Tier one capital	14.34%	13.59%	14.21%	4.00%	6.00%
Total capital	15.65%	14.88%	15.50%	8.00%	10.00%
Leverage ratio	8.44%	8.52%	8.44%	4.00%	5.00%

				Minimum	Well-capitalized
	At September 30,		At December 31,	Regulatory	by Regulatory
	2011	2010	2010	Requirement	Definition
Bank
Tier one capital	14.22%	13.49%	13.87%	4.00%	6.00%
Total capital	15.72%	14.95%	15.33%	8.00%	10.00%
Leverage ratio	8.32%	8.42%	8.19%	4.00%	5.00%

The Company’s and the Bank’s regulatory capital ratios increased from September 30, 2010 and December 31, 2010 to September 30, 2011 due to a decline in risk-weighted assets. In August 2011, the Company redeemed a $10 million subordinated note  which qualified as tier one regulatory capital. FDIC-covered assets are included in the 20% risk-weight category until the loss-sharing agreements terminate; the residential loss-sharing agreement expires February 6, 2019 and the non-residential loss-sharing agreement expires (as to losses) February 6, 2014.

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

Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of its business, the Company is subject to various threatened or filed legal cases resulting from loan collection efforts, transaction processing for deposit accounts including the order of posting transactions and the assessment of overdraft fees, and employment practices. Like many banks, the Bank is a defendant in a lawsuit alleging it improperly assessed  overdraft fees on deposit accounts due to the order in which it processed payments against such deposit accounts. The Bank has reached a preliminary mediated settlement of this matter which is subject to court approval. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. The Bank accrued a liability in the second quarter 2011 for the preliminary mediated settlement. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2010 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2011.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
	(In thousands, except per share data)
July 1
through	69	$47.49	69	1,977
July 31
August 1
through	175	41.84	175	1,802
August 31
September 1
through	72	38.74	72	1,730
September 30
Total	316	$42.37	316	1,730

* Includes 6 thousand, 11 thousand and 1 thousand shares purchased in July, August and September, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the period from July 1 through July 27, 2011 pursuant to a program approved by the Board of Directors on August 26, 2010 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2011. Shares were repurchased during the period from July 28, 2011 through September 30, 2011 pursuant to a replacement program approved by the Board of Directors on July 28, 2011 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2012.

Item 3. Defaults upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None.

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

Date: November 2, 2011

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