Form 10-K
period 2011-12-31
WESTAMERICA BANCORPORATION
filed 2012-02-28
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to______________.

Commission File Number: 001-9383
WESTAMERICA BANCORPORATION
(Exact name of the registrant as specified in its charter)

CALIFORNIA	94-2156203
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2011 as reported on the NASDAQ Global Select Market, was $1,348,878,201.44. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 16, 2012
28,083,480 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 26, 2012, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current and potential future difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values, and (13) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. See also “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this Report.

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

The Company acquired five banks within its immediate market area during the early to mid 1990’s. In April 1997, the Company acquired ValliCorp Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. Under the terms of all of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired institutions. The subsidiary banks acquired were merged with and into WAB. These six aforementioned business combinations were accounted for as poolings-of-interests.

In August, 2000, the Company acquired First Counties Bank. In June of 2002 the Company acquired Kerman State Bank. On March 1, 2005, the Company acquired Redwood Empire Bancorp, the parent company of National Bank of the Redwoods (NBR). These acquisitions were accounted for using the purchase accounting method.

On February 6, 2009, Westamerica Bank acquired the banking operations of County Bank (“County”) from the Federal Deposit Insurance Corporation (“FDIC”). The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on acquired loans and foreclosed loan collateral. Under the terms of the loss sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million of losses, and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries on losses exceeding $269 million. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The County acquisition was accounted for under the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations.On August 20, 2010, Westamerica Bank acquired assets and assumed liabilities of the former Sonoma Valley Bank (“Sonoma”) from the FDIC. The acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB ASC 805, Business Combinations.

Management made significant estimates and exercised significant judgment in accounting for these 2009 and 2010 acquisitions. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded identifiable intangible assets representing the value of the core deposit customer bases based on Management’s evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible assets, Management used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings which were purchased and assumed. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Sonoma acquisition.

At December 31, 2011, the Company had consolidated assets of approximately $5.0 billion, deposits of approximately $4.2 billion and shareholders’ equity of approximately $558.6 million. The Company and its subsidiaries employed 961 full-time equivalent staff as of December 31, 2011.

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

Transactions between the Company and the Bank are restricted under Regulation W. The regulation codifies prior interpretations of the FRB and its staff under Sections 23A and 23B of the Federal Reserve Act. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates: (a) to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and (b) to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates. The Company is considered to be an affiliate of the Bank. A “covered transaction” includes, among other things, a loan or extension of credit to an affiliate; a purchase of securities issued by an affiliate; a purchase of assets from an affiliate, with some exceptions; and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

The Gramm-Leach-Bliley Act (the “GLBA”), or the Financial Services Act of 1999, repealed provisions of the Glass-Steagall Act, which had prohibited commercial banks and securities firms from affiliating with each other and engaging in each other’s businesses. Thus, many of the barriers prohibiting affiliations between commercial banks and securities firms have been eliminated.

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

Regulation and Supervision of Banks

The Bank is a California state-chartered Federal Reserve member bank and its deposits are insured by the FDIC. The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (“DFI”), and the Federal Reserve. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.

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

On July 21, 2010, financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

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

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF") and increase the floor of the size of the DIF.

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
•
Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company’s assets are currently less than $10 billion, interchange fees charged by larger institutions may dictate the level of fees smaller institutions will be able to charge to remain competitive.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees may increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

As of December 31, 2011, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 10 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

The Company anticipates changes to the regulatory capital framework due to the Dodd-Frank Act, which requires bank regulatory agencies to seek to make their capital requirements for banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

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

Safety and Soundness Standards

The Company’s ability to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law (“CGCL”). The CGCL provides that a corporation may make a distribution to its shareholders if (i) the corporation’s retained earnings equal or exceed the amount of the proposed distribution plus unpaid accrued dividends, (if any) on securities with a dividend preference, or  (ii) immediately after the dividend, the corporation’s total assets equal or exceed total liabilities plus unpaid accrued dividends (if any) on securities with a dividend preference.

FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit  an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

Federal banking agencies require banks to maintain adequate valuation allowances for potential credit losses. The Company has an internal staff that continually reviews loan quality and reports to the Board of Directors. This analysis includes a detailed review of the classification and categorization of problem loans, assessment of the overall quality and collectability of the loan portfolio, consideration of loan loss experience, trends in problem loans, concentration of credit risk, and current economic conditions, particularly in the Bank’s market areas. Based on this analysis, Management, with the review and approval of the Board, determines the adequate level of allowance required. The allowance is allocated to different segments of the loan portfolio, but the entire allowance is available for the loan portfolio in its entirety.

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

Premiums for Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating ("CAMELS rating").

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend a restoration plan for the DIF, change the risk-based assessment system and set new assessment rates beginning in the second quarter of 2009. The initial base assessment rates ranged from 12 to 45 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 77.5 basis points.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC's efforts to rebuild the DIF.

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

In February 2011, the FDIC issued a final rule changing the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a final rule revising the deposit insurance assessment system for “large” institutions having more than $10 billion in assets and another for "highly complex" institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. The Bank is neither a “large” nor “highly complex” institution. Under the new assessment rules, the initial base assessment rates range from 5 to 35 basis points, and after potential adjustments for unsecured debt and brokered deposits, assessment rates range from 2.5 to 45 basis points.

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

U.S.A. PATRIOT Act

Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) is the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. It includes numerous provisions for fighting international money laundering and blocking terrorist access to the U.S. financial system. The goal of Title III is to prevent the U.S. financial system and the U.S. clearing mechanisms from being used by parties suspected of terrorism, terrorist financing and money laundering. The provisions of Title III of the USA Patriot Act which affect  the Bank are generally set forth as amendments to the Bank Secrecy Act. These provisions relate principally to U.S. banking organizations’ relationships with foreign banks and with persons who are resident outside the United States. The USA Patriot Act does not impose any filing or reporting obligations for banking organizations, but does require certain additional due diligence and recordkeeping practices.

Sarbanes-Oxley Act of 2002

The stated goals of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Sarbanes-Oxley generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”).

Sarbanes-Oxley includes very specific additional disclosure requirements and corporate governance rules, required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees and public company shareholders. Sarbanes-Oxley addresses, among other matters: (i) independent audit committees for reporting companies whose securities are listed on national exchanges or automated quotation systems (the “Exchanges”) and expanded duties and responsibilities for audit committees; (ii) certification of financial statements by the chief executive officer and the chief financial officer; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (iv) a prohibition on insider trading during pension plan black out periods; (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers under most circumstances with exceptions for certain normal course transactions by regulated financial institutions; (vii) expedited electronic filing requirements related to trading by insiders in an issuer’s securities on Form 4; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (ix) accelerated filing of periodic reports; (x) the formation of the Public Company Accounting Oversight Board (“PCAOB”) to regulate public accounting firms and the audit of public companies that are subject to the securities laws; (xi) auditor independence; (xii) internal control evaluation and reporting; and (xiii) various increased criminal penalties for violations of securities laws.

Programs To Mitigate Identity Theft

In November 2007, federal banking agencies together with the National Credit Union Administration and Federal Trade Commission adopted regulations under the Fair and Accurate Credit Transactions Act of 2003 to require financial institutions and other creditors to develop and implement a written identity theft prevention program to detect, prevent and mitigate identity theft in connection with certain new and existing accounts. Covered accounts generally include consumer accounts and other accounts that present a reasonably foreseeable risk of identity theft. Each institution’s program must include policies and procedures designed to: (i) identify indicators, or “red flags,” of possible risk of identity theft; (ii) detect the occurrence of red flags; (iii) respond appropriately to red flags that are detected; and (iv) ensure that the program is updated periodically as appropriate to address changing circumstances. The regulations include guidelines that each institution must consider and, to the extent appropriate, include in its program.

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

The discussion in this report under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset, Liability and Market Risk Management” and “- Liquidity and Funding” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph. The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities compared to the interest paid on deposits and other borrowings, and the Company’s success in competing for loans and deposits. The Company cannot control or prevent changes in the level of interest rates which fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies, in particular, the Federal Open Market Committee of the FRB, and pricing practices of the Company’s competitors. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and other borrowings, and the rates received on loans and investment securities and paid on deposits and other liabilities.

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

Declines in the housing market during recent years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. During the recent financial crisis and recession, liquidity within the financial system was challenged due to institutions evaluating counter-party risk, margin requirements rose, and other liquidity reducing activities and actions. While liquidity has generally returned to the United States financial system, a recurrence of economic weakness or asset valuation declines could reduce domestic liquidity levels. Further, global economic and financial difficulties, including within Europe, could reduce liquidity in the United States. The Company has no direct operating exposure to European sovereign debt; however, the Company clears daily transactions through large domestic banks which have global operations and exposure. Any resulting lack of available credit, volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations.

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

Shares of Company common stock eligible for future sale or grant of stock options could have a dilutive effect on the market for Company common stock and could adversely affect the market price.

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 28.2 million shares of common stock were outstanding at December 31, 2011. Pursuant to its stock option plans, at December 31, 2011, the Company had outstanding options for 2.3 million shares of common stock, of which 1.8 million were currently exercisable. As of December 31, 2011, 4.1 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2011, approximately 1.4 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were affected at lower prices.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2011, real estate served as the principal source of collateral with respect to approximately 56% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy is currently weak following a severe recession. Much of the California real estate market has experienced a decline in values of varying degrees. This decline is having an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Economic conditions in California are subject to various uncertainties at this time, including the decline in construction and real estate sectors, the California state government’s budgetary difficulties and continuing fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.

Most of the properties of the Company are located in California. Also, most of the real and personal properties which currently secure some of the Company’s loans are located in California. California is a state which is prone to earthquakes, brush fires, flooding, drought and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood, fire or other natural disaster, the Company faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood, prolonged drought, fire or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

A sustained or continuing weakness or weakening in business and economic conditions generally or specifically in the principal markets in which the Company does business could have one or more of the following adverse impacts on the Company’s business:
•	a decrease in the demand for loans and other products and services offered by the Company;
•	an increase or decrease in the usage of unfunded credit commitments;
•	a decrease in the amount of deposits;
•	a decrease in non-depository funding available to the Company;
•	an impairment of certain intangible assets, such as goodwill;
•
an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on assets;

•	an impairment of investment securities;
•	an impairment of life insurance policies owned by the Company;
•	an impairment of real estate owned by the Company.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates, in the State of California and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, healthy labor markets, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, high rates of unemployment, declines in business activity or consumer, investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2010 and 2011, the business environment has been adverse for many households, businesses and government entities in the United States, including California. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, the demand for loans, loan volumes and related revenue, securities valuations, amounts of deposits, availability of funding, results of operations and financial condition.

The value of securities in the Company’s investment securities portfolio may be negatively affected by disruptions in securities markets

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

The Company is subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of the Company’s customers and not for the benefit of investors. In the past, the Company’s business has been materially affected by these regulations. As an example, the FRB amended Regulation E, which implements the Electronic Fund Transfer Act, in a manner which limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine (ATM) and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions. The rule had a mandatory compliance date of July 1, 2010 for new accounts and August 15, 2010 for existing accounts. Implementation of the new provisions significantly reduced overdraft fees assessed by the Bank.

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

Federal and state governments could pass legislation detrimental to the Company’s performance.

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

The FDIC insures deposits at insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Recent economic conditions have increased bank failures, in which case the FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund.

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

The discussion under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in this report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. The quality and accuracy of those estimates and judgments will have an impact on the Company’s operating results and financial condition.

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

The Company may have underestimated losses on purchased loans.

On February 6, 2009, the Bank acquired approximately $1.2 billion in loans and repossessed loan collateral of the former County Bank  from the FDIC as its receiver. On August 20, 2010, the Bank acquired approximately $217 million in loans and repossessed loan collateral of the former Sonoma Valley Bank from the FDIC as its receiver. These purchased assets had suffered substantial deterioration at the respective acquisition dates, and the Company can provide no assurance that they will not continue to deteriorate now that they are the Bank’s assets. If Management’s estimates of purchased asset fair values as of the acquisition dates are higher than ultimate cash flows, the recorded carrying amount of the assets may need to be reduced with a corresponding charge to earnings, net of FDIC loss indemnification on former County Bank assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

Westamerica Bank is engaged in the banking business through 95 branch offices in 21 counties in Northern and Central California. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 33 branch office locations and one administrative facility and leases 74 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2011:
First quarter	$56.96	$49.25
Second quarter	52.53	46.91
Third quarter	50.52	36.32
Fourth quarter	46.73	36.34
2010:
First quarter	$61.25	$50.87
Second quarter	60.37	52.17
Third quarter	55.99	50.04
Fourth quarter	56.72	48.70

As of January 31, 2012, there were approximately 7,000 shareholders of record of the Company’s common stock.

The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the FRB pursuant to the BHCA. See Item 1, “Business - Supervision and Regulation.” As of December 31, 2011, $166 million was allowable for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

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

On February 13, 2009, the Company issued a warrant to purchase 246,640 shares of its common stock at an exercise price of $50.92 per share with an expiration date of February 13, 2019. The warrant remained outstanding as of December 31, 2011.

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2011 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2001 and reinvestment of all dividends.

	Period ending
	2001	2002	2003	2004	2005	2006
Westamerica Bancorporation (WABC)	$100.00	$103.78	$131.49	$157.22	$146.38	$143.30
S&P 500 (SPX)	100.00	77.90	100.25	111.12	116.59	135.06
NASDAQ Bank Index (CBNK)	100.00	106.95	142.29	161.68	158.54	180.52

	Period ending
	2007	2008	2009	2010	2011
Westamerica Bancorporation (WABC)	$130.78	$153.98	$171.49	$176.43	$143.88
S&P 500 (SPX)	142.48	89.88	113.66	130.78	133.55
NASDAQ Bank Index (CBNK)	144.58	113.51	95.01	108.45	97.06

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2011 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2006 and reinvestment of all dividends.

	Period ending
	2006	2007	2008	2009	2010	2011
Westamerica Bancorporation (WABC)	$100.00	$91.26	$107.46	$119.67	$123.12	$100.41
S&P 500 (SPX)	100.00	105.49	66.55	84.16	96.84	98.88
NASDAQ Bank Index (CBNK)	100.00	80.09	62.88	52.63	60.08	53.77

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2011 (in thousands, except per share data).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	41	$44.48	41	1,689
November 1 through November 30	184	42.70	184	1,505
December 1 through December 31	136	42.52	136	1,369
Total	361	42.83	361	1,369

*
Includes 8 thousand, 1 thousand and 11 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the fourth quarter of 2011 pursuant to a program approved by the Board of Directors on July 28, 2011 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2012.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2011 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(Dollars in thousands, except per share data)

Year ended December 31:	2011	2010	2009	2008	2007
Interest income	$207,979	$221,155	$241,949	$208,469	$235,872
Interest expense	8,382	12,840	19,380	33,243	72,555
Net interest income	199,597	208,315	222,569	175,226	163,317
Provision for loan losses	11,200	11,200	10,500	2,700	700
Noninterest income:
Net losses from securities	––	––	––	(56,955)	––
Gain on acquisition	––	178	48,844	––	––
Deposit service charges and other	60,097	61,276	63,167	54,899	59,278
Total noninterest income (loss)	60,097	61,454	112,011	(2,056)	59,278
Noninterest expense
Settlements	2,100	43	158	134	220
Visa litigation	––	––	––	(2,338)	2,338
Other noninterest expense	125,578	127,104	140,618	102,965	98,870
Total noninterest expense	127,678	127,147	140,776	100,761	101,428
Income before income taxes	120,816	131,422	183,304	69,709	120,467
Provision for income taxes	32,928	36,845	57,878	9,874	30,691
Net income	87,888	94,577	125,426	59,835	89,776
Preferred stock dividends and discount accretion	––	––	3,963	––	––
Net income applicable to common equity	$87,888	$94,577	$121,463	$59,835	$89,776
Average common shares outstanding	28,628	29,166	29,105	28,892	29,753
Average diluted common shares outstanding	28,742	29,471	29,353	29,273	30,165
Shares outstanding at December 31	28,150	29,090	29,208	28,880	29,018
Per common share:
Basic earnings	$3.07	$3.24	$4.17	$2.07	$3.02
Diluted earnings	3.06	3.21	4.14	2.04	2.98
Book value at December 31	19.85	18.74	17.31	14.19	13.60
Financial Ratios:
Return on assets	1.78%	1.95%	2.39%	1.42%	1.93%
Return on common equity	16.14%	18.11%	25.84%	14.77%	22.11%
Net interest margin *	5.32%	5.54%	5.42%	5.13%	4.40%
Net loan losses to average originated loans	0.73%	0.79%	0.60%	0.44%	0.14%
Efficiency ratio **	45.77%	44.13%	39.74%	51.88%	41.46%
Equity to assets	11.08%	11.06%	10.16%	10.16%	8.66%
Allowance for loan losses to originated loans	1.75%	1.76%	1.86%	1.87%	2.10%
Period End Balances:
Assets	$5,042,161	$4,931,524	$4,975,501	$4,032,934	$4,558,959
Originated loans	1,862,607	2,029,541	2,201,088	2,382,426	2,502,976
Purchased covered loans	535,278	692,972	855,301	––	––
Purchased non-covered loans	125,921	199,571	––	––	––
Investment securities	1,561,556	1,252,212	1,111,143	1,237,779	1,578,109
Deposits	4,249,921	4,132,961	4,060,208	3,095,054	3,264,790
Identifiable intangible assets and goodwill	150,302	156,277	157,366	136,907	140,148
Short-term borrowed funds	115,689	107,385	128,134	457,275	798,599
Federal Home Loan Bank advances	26,023	61,698	85,470	––	––
Term repurchase agreement	10,000	––	99,044	––	––
Debt financing and notes payable	15,000	26,363	26,497	26,631	36,773
Shareholders’ equity	558,641	545,287	505,448	409,852	394,603
Capital Ratios at Period End:
Total risk based capital	15.75%	15.50%	14.50%	11.76%	10.64%
Tangible equity to tangible assets	8.35%	8.15%	7.22%	7.01%	5.76%
Dividends Paid Per Common Share	$1.45	$1.44	$1.41	$1.39	$1.36

____________
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 47 through 88, as well as with the other information presented throughout the Report.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires the Company to make certain estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. The Company utilizes third-party sources to value its investment securities; securities individually valued using quoted prices in active markets are classified as Level 1 assets in the fair value hierarchy, and securities valued using quoted prices in active markets for similar securities (commonly referred to as “matrix” pricing) are classified as Level 2 assets in the fair value hierarchy. The Company validates the reliability of third-party provided values by comparing individual security pricing for a sample of securities between more than one third-party source. When third-party information is not available, valuation adjustments are estimated in good faith by Management.

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

On February 6, 2009, the Bank acquired assets and assumed liabilities of the former County Bank (“County”) from the FDIC. The Bank acquired approximately $1.62 billion assets and assumed approximately $1.58 billion liabilities. The Bank and the FDIC entered loss sharing agreements regarding future losses incurred on acquired loans and foreclosed loan collateral. Under the terms of the loss sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million of losses, and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries on losses exceeding $269 million. The loss sharing agreement on residential real estate loans expires February 6, 2019 and the loss-sharing agreement on non-residential real estate loans expires February 6, 2014 as to losses and February 6, 2017 as to loss recoveries.

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

Net Income

For 2011, the Company reported net income applicable to common equity of $87.9 million or $3.06 diluted earnings per common share (“EPS”), compared with net income applicable to common equity of $94.6 million or $3.21 EPS, for 2010. The 2011 results included $2.1 million in litigation settlement accruals which decreased net income by $1.2 million and expenses related to the integration of the former Sonoma Valley Bank (“Sonoma”) of $393 thousand after tax, equivalent to $0.06 diluted earnings per common share. The 2010 results included a $178 thousand gain on the acquisition of Sonoma Valley Bank.

Components of Net Income

Year ended December 31, (Dollars in thousands except per share amounts)	2011	2010	2009
Net interest and fee income *	$218,867	$226,683	$242,218
Provision for loan losses	(11,200)	(11,200)	(10,500)
Noninterest income	60,097	61,454	112,011
Noninterest expense	(127,678)	(127,147)	(140,776)
Income before income taxes *	140,086	149,790	202,953
Taxes *	(52,198)	(55,213)	(77,527)
Net income	87,888	94,577	125,426
Preferred dividends and discount accretion	––	––	(3,963)
Net income applicable to common equity	$87,888	$94,577	$121,463
Net income applicable to common equity per average fully-diluted common share	$3.06	$3.21	$4.14
Net income applicable to common equity as a percentage of average shareholders’ equity	16.14%	18.11%	25.84%
Net income applicable to common equity as a percentage of average total assets	1.78%	1.95%	2.39%

*     Fully taxable equivalent (FTE)

Comparing 2011 to 2010, net income applicable to common equity decreased $6.7 million or 7.1%, due to lower net interest income (FTE), lower noninterest income and higher noninterest expense, partially offset by a decrease in the income tax provision (FTE). The lower net interest income (FTE) was mainly caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments and lower rates paid on interest-bearing liabilities. The provision for loan losses was unchanged, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest income decreased $1.4 million largely due to lower service charges on deposit accounts. Noninterest expense increased $531 thousand mostly due to the $2.1 million settlement accrual, offset by lower personnel costs and deposit insurance assessments.

Comparing 2010 to 2009, net income applicable to common equity decreased $26.9 million, primarily due to a $48.8 million gain on acquisition in 2009, lower net interest income (FTE) and higher provision for loan losses, partially offset by decreases in noninterest expense and income tax provision (FTE) and the elimination of preferred stock dividends and discount accretion. The lower net interest income (FTE) was primarily caused by a lower volume of average interest earning assets, lower yields on investments and higher rates paid on borrowings, partially offset by higher yields on loans, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses increased $700 thousand, reflecting Management's assessment of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest income decreased $50.6 million largely due to a $48.8 million acquisition gain in 2009. Noninterest expense declined $13.6 million primarily due to decreases in personnel, occupancy and equipment expenses reflecting the integration of the acquired County operations and lower FDIC insurance assessments. The income tax provision (FTE) decreased $22.3 million. Net income applicable to common equity in 2009 reflected $4.0 million in preferred stock dividends and discount accretion.

Net Interest and Fee Income

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings. Net interest and fee income (FTE) in 2011 decreased $7.8 million or 3.4% from 2010, to $218.9 million. Comparing 2010 to 2009, net interest and fee income (FTE) decreased $15.5 million or 6.4% to $226.7 million.

Components of Net Interest and Fee Income

Year ended December 31, (Dollars in thousands)	2011	2010	2009
Interest and fee income	$207,979	$221,155	$241,949
Interest expense	(8,382)	(12,840)	(19,380)
FTE adjustment	19,270	18,368	19,649
Net interest and fee income (FTE)	$218,867	$226,683	$242,218
Net interest margin (FTE)	5.32%	5.54%	5.42%

Comparing 2011 with 2010, net interest and fee income (FTE) decreased $7.8 million or 3.4%, primarily due to a lower average volume of loans (down $217 million) and lower yields on interest earning assets (down 0.33%), partially offset by higher average balances of investments ($236 million) and lower rates paid on interest-bearing liabilities (down 0.16%).

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

In Management's judgment, economic conditions and competitive pricing create a cautious view toward commercial lending, and economic pressure on consumers has reduced demand for automobile and other consumer loans. As a result, the Company has not taken an aggressive posture relative to loan portfolio growth.

At December 31, 2011, purchased FDIC covered loans represented 21 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan.

In 2011, interest and fee income (FTE) was down $12.3 million or 5.1% from 2010. The decrease resulted from a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments. A lower average balance of the loan portfolio was mostly attributable to decreases in average balances of taxable commercial loans (down $99 million), commercial real estate loans (down $46 million), residential real estate loans (down $45 million), tax-exempt commercial loans (down $19 million) and construction loans (down $11 million). The average investment portfolio increased mostly due to higher average balances of municipal securities (up $91 million), U.S. government sponsored entity obligations (up $80 million), and corporate securities (up $61 million).

The average yield on earning assets for 2011 was 5.52% compared with 5.85% in 2010. The loan portfolio yield for 2011 decreased 0.14% compared with 2010 primarily due to lower yields on consumer loans (down 0.58%), residential real estate loans (down 0.43%), tax-exempt commercial loans (down 0.15%) and commercial real estate loans (down 0.04%), partially offset by increases in yields on construction loans (up 2.12%) and taxable commercial loans (up 0.06%). The higher yield on construction loans in 2011 was attributable to higher interest receipts on construction loans on nonaccrual status. The investment portfolio yield declined from 5.13% in 2010 to 4.60% in 2011 mainly due to decreases in yields on collateralized mortgage obligations (down 1.23%), residential mortgage-backed securities (down 0.23%) and municipal securities (down 0.20%), partially offset by a 0.39% increase in yields on corporate securities which contain floating interest rate structures.

Comparing 2011 with 2010, interest expense declined $4.5 million or 34.7%, due to lower rates paid on interest-bearing liabilities and a shift from higher costing term repurchase agreements, time deposits less than $100 thousand to low-cost checking and savings accounts. Higher average balances of preferred money market savings (up $48 million), money market savings (up $43 million), money market checking accounts (up $31 million), regular savings (up $27 million) and Federal Home Loan Bank advances (up $7 million) were partially offset by lower average balances of short-term borrowed funds (down $94 million), time deposits less than $100 thousand (down $45 million), time deposits $100 thousand or more (down $15 million) and long-term debt (down $4 million). Lower average balances of short-term borrowed funds were attributable to repayment of the $100 million term repurchase agreement in December of 2010. Lower average balances of long-term debt were attributable to the redemption of a $10 million subordinated note.

Rates paid on interest-bearing liabilities averaged 0.29% in 2011 compared with 0.45% in 2010 mainly due to lower rates on time deposits over $100 thousand (down 0.19%), money market savings (down 0.15%), preferred money market savings (down 0.27%), short-term borrowed funds (down 0.74%), and debt financing and notes payable (down 2.78%), partially offset by a 0.18% increase in rates on time deposits less than $100 thousand. Rates on short-term borrowed funds decreased as the Company repaid the $100 million term repurchase agreement in December of 2010. Rates on debt financing payable declined due to adjustments to the premium amortization on a $10 million subordinated note, which the Company redeemed in August 2011.

In 2010, net interest income (FTE) decreased from 2009 primarily due to a lower volume of average interest earning assets (down $378 million) and lower yields on investments (down 0.29%), partially offset by higher yields on loans (up 0.12%), lower average balances of interest-bearing liabilities (down $287 million) and lower rates paid on interest-bearing deposits (down 0.2%).

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

The average yield on interest earning assets in 2010 was 5.85%, unchanged from 2009. The loan portfolio yield in 2010 compared with 2009 period was higher by 0.12%, due to increases in yields on taxable commercial loans (up 0.58%) and construction loans (up 1.36%), partially offset by a 0.35% decrease in yields on residential real estate loans. The investment portfolio yield decreased from 5.42% in 2009 to 5.13% in 2010 as maturities and paydowns on higher yielding portfolio securities were replaced with securities bearing lower yields. Yields on U.S. government sponsored entity obligations decreased 2.7%. Yields on municipal securities and U.S. Treasuries declined 0.08% and 2.24%, respectively.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2011
	Average Balance	Interest Income/ Expense	Rates Earned/ Paid
(Dollars in thousands) Assets
Money market assets and funds sold	$430	$––	––%
Investment securities:
Available for sale
Taxable	445,527	11,166	2.51%
Tax-exempt (1)	258,867	15,989	6.18%
Held to maturity
Taxable	188,751	6,238	3.30%
Tax-exempt (1)	483,255	29,878	6.18%
Loans:
Commercial
Taxable	437,581	28,087	6.42%
Tax-exempt (1)	148,144	9,494	6.41%
Commercial real estate	1,199,390	78,179	6.52%
Real estate construction	57,529	4,331	7.53%
Real estate residential	312,615	12,340	3.95%
Consumer	581,286	31,547	5.43%
Total Loans (1)	2,736,545	163,978	5.99%
Interest earning assets (1)	4,113,375	227,249	5.52%
Other assets	837,379
Total assets	$4,950,754
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,496,362	––	––
Savings and interest-bearing transaction	1,826,118	2,419	0.13%
Time less than $100,000	313,548	2,090	0.67%
Time $100,000 or more	535,866	2,296	0.43%
Total interest-bearing deposits	2,675,532	6,805	0.25%
Short-term borrowed funds	105,157	216	0.21%
Federal Home Loan Bank advances	41,741	520	1.25%
Term repurchase agreement	3,945	39	0.98%
Debt financing and notes payable	22,066	802	3.63%
Total interest-bearing liabilities	2,848,441	8,382	0.29%
Other liabilities	61,493
Shareholders’ equity	544,458
Total liabilities and shareholders’ equity	$4,950,754
Net interest spread (2)			5.23%
Net interest income and interest margin (1)(3)		$218,867	5.32%
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2010
	Average Balance	Interest Income/ Expense	Rates Earned/ Paid
(Dollars in thousands) Assets
Money market assets and funds sold	$1,820	$2	0.11%
Investment securities:
Available for sale
Taxable	299,730	8,806	2.94%
Tax-exempt (1)	183,484	11,982	6.53%
Held to maturity
Taxable	175,475	7,641	4.35%
Tax-exempt (1)	479,969	30,075	6.27%
Loans:
Commercial
Taxable	536,530	34,140	6.36%
Tax-exempt (1)	166,702	10,941	6.56%
Commercial real estate	1,245,369	81,755	6.56%
Real estate construction	68,602	3,711	5.41%
Real estate residential	357,398	15,668	4.38%
Consumer	579,432	34,802	6.01%
Total Loans (1)	2,954,033	181,017	6.13%
Interest earning assets (1)	4,094,511	239,523	5.85%
Other assets	758,969
Total assets	$4,853,480
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,412,702	––	––
Savings and interest-bearing transaction	1,676,882	3,543	0.21%
Time less than $100,000	358,096	1,769	0.49%
Time $100,000 or more	550,810	3,406	0.62%
Total interest-bearing deposits	2,585,788	8,718	0.34%
Short-term borrowed funds	107,821	463	0.43%
Federal Home Loan Bank advances	34,378	437	1.25%
Term repurchase agreement	94,842	1,528	1.61%
Debt financing and notes payable	26,433	1,694	6.41%
Total interest-bearing liabilities	2,849,262	12,840	0.45%
Other liabilities	69,333
Shareholders’ equity	522,183
Total liabilities and shareholders’ equity	$4,853,480
Net interest spread (2)			5.40%
Net interest income and interest margin (1)(3)		$226,683	5.54%
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2009
	Average Balance	Interest Income/ Expense	Rates Earned/ Paid
(Dollars in thousands) Assets
Money market assets and funds sold	$841	$3	0.36%
Investment securities:
Available for sale
Taxable	240,829	9,002	3.74%
Tax-exempt (1)	166,669	11,217	6.73%
Held to maturity
Taxable	307,763	13,971	4.54%
Tax-exempt (1)	529,597	33,334	6.29%
Loans:
Commercial
Taxable	629,027	36,360	5.78%
Tax-exempt (1)	186,295	12,362	6.64%
Commercial real estate	1,283,114	84,473	6.58%
Real estate construction	79,425	3,213	4.05%
Real estate residential	431,931	20,640	4.73%
Consumer	617,169	37,023	6.00%
Total Loans (1)	3,226,961	194,071	6.01%
Interest earning assets (1)	4,472,660	261,598	5.85%
Other assets	613,977
Total assets	$5,086,637
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,354,534	––	––
Savings and interest-bearing transaction	1,648,095	4,677	0.28%
Time less than $100,000	458,117	4,506	0.98%
Time $100,000 or more	607,642	5,366	0.88%
Total interest-bearing deposits	2,713,854	14,549	0.54%
Short-term borrowed funds	225,962	751	0.33%
Federal Home Loan Bank advances	79,417	1,010	1.25%
Term repurchase agreement	90,344	1,381	1.53%
Debt financing and notes payable	26,567	1,689	6.36%
Total interest-bearing liabilities	3,136,144	19,380	0.62%
Other liabilities	71,635
Shareholders’ equity	524,324
Total liabilities and shareholders’ equity	$5,086,637
Net interest spread (2)			5.23%
Net interest income and interest margin (1)(3)		$242,218	5.42%
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest-bearing liabilities.
(3)	Net interest margin is computed by dividing net interest income by total average interest earning assets.

The following tables set forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest rates for the periods indicated. Changes not solely attributable to volume or rates have been allocated in proportion to the respective volume and rate components.

Summary of Changes in Interest Income and Expense

	2011 Compared with 2010
Years Ended December 31, (In thousands)	Volume	Rate	Total
(Decrease) increase in interest and fee income:
Money market assets and funds sold	$(1)	$(1)	$(2)
Investment securities:
Available for sale Taxable	3,800	(1,440)	2,360
Tax- exempt (1)	4,687	(680)	4,007
Held to maturity Taxable	545	(1,948)	(1,403)
Tax- exempt (1)	205	(402)	(197)
Loans:
Commercial:
Taxable	(6,349)	296	(6,053)
Tax- exempt (1)	(1,194)	(253)	(1,447)
Commercial real estate	(3,000)	(576)	(3,576)
Real estate construction	(667)	1,287	620
Real estate residential	(1,854)	(1,474)	(3,328)
Consumer	111	(3,366)	(3,255)
Total loans (1)	(12,953)	(4,086)	(17,039)
Total decrease in interest and fee income (1)	(3,717)	(8,557)	(12,274)
Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	293	(1,417)	(1,124)
Time less than $100,000	(240)	561	321
Time $100,000 or more	(90)	(1,020)	(1,110)
Total interest-bearing	(37)	(1,876)	(1,913)
Short-term borrowed funds	(11)	(236)	(247)
Federal Home Loan Bank advances	92	(9)	83
Term repurchase agreement	(1,061)	(428)	(1,489)
Notes and mortgages payable	(246)	(646)	(892)
Total decrease in interest expense	(1,263)	(3,195)	(4,458)
Decrease in net interest income (1)	$(2,454)	$(5,362)	$(7,816)

__________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	2010 Compared with 2009
Years Ended December 31, (In thousands)	Volume	Rate	Total
Increase (decrease) in interest and fee income:
Money market assets and funds sold	$2	$(3)	$(1)
Investment securities:
Available for sale Taxable	1,950	(2,146)	(196)
Tax- exempt (1)	1,106	(341)	765
Held to maturity Taxable	(5,782)	(548)	(6,330)
Tax- exempt (1)	(3,110)	(149)	(3,259)
Loans:
Commercial:
Taxable	(5,666)	3,446	(2,220)
Tax- exempt (1)	(1,287)	(134)	(1,421)
Commercial real estate	(2,478)	(240)	(2,718)
Real estate construction	(480)	978	498
Real estate residential	(3,363)	(1,609)	(4,972)
Consumer	(2,267)	46	(2,221)
Total loans (1)	(15,541)	2,487	(13,054)
Total decrease in interest and fee income (1)	(21,375)	(700)	(22,075)
Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	80	(1,214)	(1,134)
Time less than $100,000	(834)	(1,903)	(2,737)
Time $100,000 or more	(466)	(1,494)	(1,960)
Total interest-bearing	(1,220)	(4,611)	(5,831)
Short-term borrowed funds	(466)	178	(288)
Federal Home Loan Bank advances	(573)	––	(573)
Term repurchase agreement	71	76	147
Notes and mortgages payable	(9)	14	5
Total decrease in interest expense	(2,197)	(4,343)	(6,540)
(Decrease) increase in net interest income (1)	$(19,178)	$3,643	$(15,535)
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

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

In Management’s judgment, the overall borrower and economic conditions have been relatively stable for the purchased County loans. However, a provision for loan losses of $987 thousand, net of FDIC indemnification, was recorded for County loans in 2011. Management believes the overall borrower and economic conditions have been relatively stable for the purchased Sonoma loans; no provision for loan losses was recorded for Sonoma loans in 2011. Management regularly evaluates the acquisition date fair value discounts and, in its judgment, believes the fair value discounts remaining at December 31, 2011 represent appropriate loss estimates inherent in the purchased loans. However, no assurance can be given that future provisions for loan losses related to purchased loans will not be necessary.

In 2011, the provision for loan losses was $11.2 million, compared to $11.2 million for 2010 and $10.5 million for 2009. The provision reflects Management's assessment of credit risk in the loan portfolio for each of the periods presented. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

Components of Noninterest Income

Years Ended December 31, (In thousands)	2011	2010	2009
Service charges on deposit accounts	$29,523	$33,517	$36,392
Merchant processing services	9,436	9,057	9,068
Debit card fees	4,956	4,888	4,875
ATM processing fees	3,815	3,848	3,693
Other service charges	2,827	2,768	2,200
Trust fees	1,887	1,705	1,429
Check sale income	844	893	887
Safe deposit rental	695	678	697
Financial services commissions	423	747	583
Gain on acquisition	—	178	48,844
Other noninterest income	5,691	3,175	3,343
Total	$60,097	$61,454	$112,011

In 2011, noninterest income decreased $1.4 million or 2.2% compared with 2010. Service charges on deposits decreased $4.0 million due to declines in fees charged on overdrawn accounts and insufficient funds (down $3.3 million) and deficit fees charged on analyzed accounts (down $580 thousand). Financial services commissions decreased $324 thousand due to lower sales of mutual funds and annuities. Merchant processing services income increased $379 thousand mainly due to higher transaction volumes. Trust fees increased $182 thousand due to increased accounts.

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

Noninterest Expense

Components of Noninterest Expense

Years Ended December 31, (Dollars in thousands)	2011	2010	2009
Salaries and related benefits	$58,501	$61,748	$65,391
Occupancy	16,209	15,633	18,748
Outsourced data processing services	8,844	8,957	9,000
Amortization of intangible assets	5,975	6,333	6,697
Professional fees	4,802	3,376	3,583
Equipment	3,837	4,325	5,859
Deposit insurance assessments	3,440	5,168	6,260
Courier service	3,342	3,495	3,808
Other Real Estate Owned	2,458	895	616
Loan expenses	2,104	1,639	2,031
Settlements	2,100	43	158
Telephone	1,705	1,590	1,977
Postage	1,467	1,540	2,110
Stationery and supplies	1,259	1,285	1,555
Operational losses	1,051	828	953
Advertising and public relations	704	880	995
Other	9,880	9,412	11,035
Total	$127,678	$127,147	$140,776
Noninterest expense increased $531 thousand or 0.4% in 2011 compared with 2010. The 2011 results included $2.1 million in litigation settlement accruals and $679 thousand related to pre-integration costs for the acquired Sonoma, primarily outsourced data processing and personnel costs. Sonoma operations were fully integrated in February 2011. Expenses related to other real estate owned were $1.6 million higher in 2011 due to recognition of declines in value and payment of delinquent property taxes on real estate repossessed during the period. Professional fees increased $1.4 million due to higher legal fees. Occupancy expense increased $576 thousand primarily due to increased rental of bank premises. Loan expense increased $465 thousand primarily due to increases in foreclosure expense, appraisal fees and waived fees on foreclosed loans. Operational losses increased $223 thousand due to increased fraudulent deposit account and debit card activity and branch robberies. Salaries and related benefits decreased $3.2 million primarily due to a reduction in regular salaries, decreases in incentives, bonuses and other benefits, partially offset by higher group health insurance costs. Deposit insurance assessments declined $1.7 million due to new assessment rules effective April 1, 2011. Equipment expense declined $488 thousand primarily due to lower depreciation and repairs and maintenance expenses. Amortization of identifiable intangible assets declined $358 thousand as intangible assets are amortized on a declining balance method. Advertising and public relations expense decreased $176 thousand.

In 2010 noninterest expense decreased $13.6 million or 9.7% compared with 2009 primarily due to lower personnel, occupancy and equipment expenses resulting from the systems integrations and branch consolidations following the County acquisition and lower FDIC insurance assessments. Salaries and related benefits decreased $3.6 million or 5.6% primarily due to a reduction in salaries, incentives and workers compensation expense, partially offset by higher payroll taxes and group health insurance costs, annual merit increases and higher stock based compensation. Occupancy and equipment expenses decreased $3.1 million or 16.6% and $1.5 million or 26.2%, respectively, mainly due to branch and administrative office consolidations. FDIC insurance assessments decreased $1.1 million or 17.4% mostly due to a non-routine assessment charged in 2009. Amortization of intangibles declined $364 thousand or 5.4% as intangible assets are amortized on a declining balance method. Loan expense decreased $392 thousand or 19.3% generally because 2009 included servicing fees on factoring receivables acquired from County; such factoring receivables were fully liquidated in April 2009. Offsetting the decline were higher credit report expenses. Telephone expense declined $387 thousand or 19.6% mainly due to branch and administrative office consolidations. Professional fees declined $207 thousand or 5.8% mainly because 2009 included County related accounting and consulting fees. Postage also decreased $570 thousand or 27.0% primarily because 2009 included County related expense. Other categories which decreased from 2009 were courier service expense (down $313 thousand or 8.2%), stationery and supplies expense (down $270 thousand or 17.4%), operational losses (down $125 thousand or 13.1%) and advertising/public relations expense (down $115 thousand or 11.6%). Offsetting the decreases in noninterest expense was OREO expense which increased $279 thousand or 45.3% mostly due to additional writedowns of foreclosed assets and higher levels of expenses due to higher volumes of foreclosed loan collateral.

Provision for Income Tax

In 2011, the Company recorded income tax provision (FTE) of $52.2 million compared with $55.2 million for 2010. The 2011 provision represents an effective tax rate (FTE) of 37.3%, compared with 36.9% for 2010.

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

Investment securities assigned to the available for sale portfolio are generally used to supplement the Company's liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities. Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of the Company. If Management determines depreciation in any available for sale security is “other than temporary,” a securities loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is reflected in current earnings and the equity adjustment is reversed. At December 31, 2011, the Company held $638.8 million in securities classified as investments available for sale with a duration of 4.6 years. At December 31, 2011, an unrealized gain, net of taxes, of $11.6 million related to these securities was included in shareholders' equity.

Securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. At December 31, 2011, the held to maturity investment portfolio had a duration of 3.5 years and included $892.5 million in fixed-rate and $30.3 million in adjustable-rate securities. If Management determines depreciation in any held to maturity security is “other than temporary,” a securities loss will be recognized as a charge to earnings. The Company had no trading securities at December 31, 2011. For more information on investment securities, see the notes accompanying the consolidated financial statements.

The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio

At December 31, (In thousands)	2011	2010	2009
U.S. Treasury securities	$3,596	$3,542	$2,987
Securities of U.S. Government sponsored entities	117,472	172,877	21,041
Residential mortgage backed securities	90,408	109,829	146,005
Commercial mortgage backed securities	4,530	5,065	––
Obligations of States and political subdivisions	246,093	261,133	158,193
Residential collateralized mortgage obligations	51,164	25,603	41,410
Asset-backed securities	7,306	8,286	8,339
FHLMC and FNMA stock	1,847	655	1,573
Corporate securities	112,199	79,191	––
Other securities	4,138	5,303	4,660
Total	$638,753	$671,484	$384,208

The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2011. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Available for Sale Maturity Distribution

At December 31, 2011 (Dollars in thousands)	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Other	Total
U.S. Treasury securities	$––	$3,596	$––	$––	$––	$––	$3,596
Interest rate	––%	1.03%	––%	––%	––%	––%	1.03%
U.S. Government sponsored entities	10,292	99,253	7,927	––	––	––	117,472
Interest rate	0.68%	1.63%	2.13%	––	––	––	1.58%
States and political subdivisions	14,160	45,413	52,991	133,529	––	––	246,093
Interest rate (FTE)	6.03%	6.18%	5.98%	6.10%	––	––	6.08%
Asset-backed securities	––	––	––	7,306	––	––	7,306
Interest rate	––	––	––	0.65%	––	––	0.65%
Corporate securities	13,516	98,683	––	––	––	––	112,199
Interest rate	0.82%	2.27%	––	––	––	––	2.10%
Subtotal	37,968	246,945	60,918	140,835	––	––	486,666
Interest rate	2.73%	2.71%	5.48%	5.82%	––	––	3.96%
Mortgage backed securities and residential collateralized mortgage obligations	––	––	––	––	146,102	––	146,102
Interest rate	––	––	––	––	3.89%	––	3.89%
Other without set maturities	––	––	––	––	––	5,985	5,985
Interest rate	––	––	––	––	––	4.87%	4.87%
Total	$37,968	$246,945	$60,918	$140,835	$146,102	$5,985	$638,753
Interest rate	2.73%	2.71%	5.48%	5.82%	3.95%	4.87%	3.95%

The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:

Held to Maturity Portfolio

At December 31, (In thousands)	2011	2010	2009
Residential mortgage backed securities	$54,869	$40,531	$61,893
Obligations of States and political subdivisions	625,390	455,372	516,596
Residential collateralized mortgage obligations	242,544	84,825	148,446
Total	$922,803	580,728	726,935
Fair value	$947,493	594,711	736,270

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2011. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Held to Maturity Maturity Distribution

At December 31, 2011, (Dollars in thousands)	Within One year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
States and political subdivisions	$12,056	$158,438	$307,504	$147,392	$––	$625,390
Interest rate (FTE)	5.09%	5.69%	5.88%	5.30%	––	5.61%
Mortgage backed securities and residential collateralized mortgage obligations	––	––	––	––	297,413	297,413
Interest rate	––	––	––	––	2.84%	2.84%
Total	$12,056	$158,438	$307,504	$147,392	$297,413	$922,803
Interest rate	5.09%	5.69%	5.88%	5.30%	2.84%	4.72%

Loan Portfolio

For management purposes, the Company segregates its loan portfolio into three segments. Loans originated by the Company following its loan underwriting policies and procedures are separated from purchased loans. Former County Bank loans purchased from the FDIC with loss-sharing agreements are segregated as are former Sonoma Valley Bank loans purchased from the FDIC.

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Originated Loan Portfolio Distribution

At December 31, (In thousands)	2011	2010	2009	2008	2007
Commercial	$398,446	$474,183	$498,594	$524,786	$532,650
Commercial real estate	704,655	757,140	801,008	817,423	856,581
Real estate construction	14,580	26,145	32,156	52,664	97,464
Real estate residential	271,111	310,196	371,197	458,447	484,549
Consumer	473,815	461,877	498,133	529,106	531,732
Total loans	$1,862,607	$2,029,541	$2,201,088	$2,382,426	$2,502,976

Purchased Covered Loan Portfolio Distribution

At December 31, (In thousands)	2011	2010	2009
Commercial	$99,538	$168,985	$253,349
Commercial real estate	331,807	390,682	445,440
Real estate construction	13,876	28,380	40,460
Real estate residential	12,492	18,374	18,521
Consumer	77,565	86,551	97,531
Total loans	$535,278	$692,972	$855,301

Purchased Non-covered Loan Portfolio Distribution

At December 31, (In thousands)	2011	2010
Commercial	$15,378	$15,420
Commercial real estate	78,034	122,888
Real estate construction	5,981	21,620
Real estate residential	3,124	7,055
Consumer	23,404	32,588
Total loans	$125,921	$199,571

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2011. Balances exclude residential real estate loans and consumer loans totaling $861.5 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

	Within One Year	One to Five Years	After Five Years	Total
Commercial and commercial real estate *	$619,716	$760,411	$247,731	$1,627,858
Real estate construction	34,437	––	––	34,437
Total	$654,153	$760,411	$247,731	$1,662,295
Loans with fixed interest rates	$259,229	$248,706	$104,939	$612,874
Loans with floating or adjustable interest rates	394,924	511,705	142,792	1,049,421
Total	$654,153	$760,411	$247,731	$1,662,295

*  Includes demand loans

Commitments and Letters of Credit

The Company issues formal commitments on lines of credit to well-established and financially responsible commercial enterprises. Such commitments can be either secured or unsecured and are typically in the form of revolving lines of credit for seasonal working capital needs. Occasionally, such commitments are in the form of letters of credit to facilitate the customers’ particular business transactions. Commitment fees are generally charged for commitments and letters of credit. Commitments on lines of credit and letters of credit typically mature within one year. For further information, see the accompanying notes to the consolidated financial statements.

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

On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management separates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “purchased covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “purchased non-covered loans” and “originated loans”). At December 31, 2011, purchased covered loans totaled $535 million, or 21 percent of total loans, originated loans totaled $1.9 billion, or 74 percent and purchased non-covered loans totaled $126 million, or 5 percent of total loans.

Purchased covered loans and repossessed loan collateral qualify under loss-sharing agreements with the FDIC. Under the terms of the loss-sharing agreements, the FDIC absorbs 80 percent of losses and shares in 80 percent of loss recoveries on the first $269 million in losses on purchased covered assets (“First Tier”), and absorbs 95 percent of losses and shares in 95 percent of loss recoveries if losses on purchased covered assets exceed $269 million (“Second Tier”). The loss-sharing agreement on covered residential real estate assets expires February 6, 2019 and the loss-sharing agreement on covered non-residential assets expires February 6, 2014 as to losses and February 6, 2017 as to loss recoveries.

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

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $13 million as of December 31, 2011, which would be realized only if all purchased covered assets at December 31, 2011 generated no future cash flows.

Purchased covered assets have declined since the acquisition date, and losses have been offset against the estimated credit risk discount. Purchased covered assets totaled $554 million at December 31, 2011, net of a credit risk discount of $46 million, compared to $715 million at December 31, 2010, net of a credit risk discount of $62 million. Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $168 million and $195 million at December 31, 2011 and December 31, 2010, respectively. FDIC indemnification limits the Company’s loss exposure to covered classified assets.

Allowance for Credit Losses

The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. The allowance for credit losses represents Management’s estimate of credit losses in excess of these principal reductions.

The following table summarizes the allowance for credit losses, chargeoffs and recoveries of the Company for the periods indicated:

Year ended December 31, (Dollars in thousands)	2011	2010	2009	2008	2007
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$38,329	$43,736	$47,563	$55,799	$59,023
Provision for loan losses	11,200	11,200	10,500	2,700	700
Provision for unfunded credit commitments	––	––	(400)	(200)	(400)
Loans charged off:
Commercial	(8,280)	(6,844)	(6,066)	(1,262)	(1,648)
Commercial real estate	(1,332)	(1,256)	––	(34)	––
Real estate construction	(2,167)	(1,668)	(1,333)	(5,348)	––
Real estate residential	(739)	(1,686)	(506)	(131)	––
Consumer	(6,754)	(8,814)	(9,362)	(5,638)	(4,033)
Purchased covered loans	(987)	––	––	––	––
Total chargeoffs	(20,259)	(20,268)	(17,267)	(12,413)	(5,681)
Recoveries of loans previously charged off:
Commercial	3,129	948	490	331	1,060
Commercial real estate	––	4	––	––	––
Real estate construction	1	––	664	––	––
Real estate residential	––	––	––	––	––
Consumer	2,890	2,709	2,186	1,346	1,097
Total recoveries	6,020	3,661	3,340	1,677	2,157
Net loan losses	(14,239)	(16,607)	(13,927)	(10,736)	(3,524)
Balance, end of period	$35,290	$38,329	$43,736	$47,563	$55,799
Components:
Allowance for loan losses	$32,597	$35,636	$41,043	$44,470	$52,506
Reserve for unfunded credit commitments	2,693	2,693	2,693	3,093	3,293
Allowance for credit losses	$35,290	$38,329	$43,736	$47,563	$55,799

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $35.3 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of December 31, 2011.

See Note 4 to the Consolidated Financial Statements for additional information related to the allowance for credit losses.

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

Impaired purchased loans were recorded at estimated fair value on the acquisition date.

The following summarizes the Company’s recorded investment in impaired originated loans for the dates indicated:

At December 31, (In thousands)	2011	2010
Total impaired loans	$4,525	$12,748
Specific reserves	$2,023	$1,365

At December 31, 2011 and 2010, the Company measured impairment using the fair value of loan collateral. The average balance of the Company’s impaired originated loans for the year ended December 31, 2011 was $4.1 million compared with $2.5 million in 2010. All impaired loans are on nonaccrual status. See Note 4 to the Consolidated Financial Statements for additional information related to the impaired loans.

Asset/Liability and Market Risk Management

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

The Company’s asset and liability position ranged from “neutral” to slightly “asset sensitive” at December 31, 2011, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Management’s simulation modeling is currently biased toward rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company's balance sheet and assuming an increase of 100 basis points (“bp”) in the federal funds rate and an increase of 60 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company's most likely net income plan for the twelve months ending December 31, 2012. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. In the current operating environment, Management’s objective is to maintain a “neutral” to slightly “asset sensitive” interest rate risk position. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

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

Liquidity and Funding

The Company's routine sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. In 2011, the Company’s operating activities generated $120 million in liquidity providing funds to pay common shareholders $42 million in dividends, fund $61 million in stock repurchases and redeem $10 million in subordinated debt. During 2010, the Company’s operating activities generated $115 million in liquidity providing adequate funds to pay common shareholders $42 million in dividends and fund $29 million in stock repurchases. In 2011, investment securities provided $430 million in liquidity from sales, paydowns and maturities, and loans provided $342 million in liquidity from scheduled payments and maturities, net of loan fundings. Additionally, deposit growth increased cash $118 million. In 2011, liquidity provided funds to purchase securities of $733 million and to reduce short-term borrowings by $17 million and redeem a $10 million subordinated debt. In 2010, loans provided $299 million in liquidity from scheduled payments, paydowns and maturities, net of loan fundings. The Company purchased $483 million in investment securities using $131 million in cash and $352 million from paydowns and maturities of investment securities. The Company primarily purchased securities of U.S. Government sponsored entities, obligations of states and political subdivisions, and corporate securities to offset decreases in residential mortgage backed securities and residential collateralized mortgage obligations. Other sources of cash from investing activities include net cash of $58 million from an acquisition, proceeds of $41 million under FDIC loss-sharing agreements and proceeds of $32 million from sale of foreclosed assets. Cash was applied to reduce short term borrowings by $206 million and to meet a net reduction in deposits totaling $177 million.

At December 31, 2011, the Company’s assets included $530 million in cash and amounts due from other banks from daily transaction settlements. The Bank maintains cash balances for its branches of approximately $50 million to meet the routine needs of its customers. Further, the Bank must maintain approximately $30 million at the Federal Reserve Bank (FRB) to meet its reserve requirement; this reserve requirement is reduced by cash held for branches. Excluding cash for branch needs and cash required at the FRB, cash and amounts due from other banks from daily transaction settlements of approximately $450 million provided excess liquidity equivalent to eleven percent of total deposits.

The Company projects $209 million in additional liquidity from investment security paydowns and maturities in the twelve months ending December 31, 2012. At December 31, 2011, indirect automobile loans totaled $412 million, which were experiencing stable monthly principal payments of approximately $16 million during the last three months of 2011.

The Company held $1.6 billion in total investment securities at December 31, 2011. Under certain deposit, borrowing and other arrangements, the Company must pledge investment securities as collateral. At December 31, 2011, such collateral requirements totaled approximately $904 million. At December 31, 2011, $639 million of the Company's investment securities were classified as "available-for-sale", and as such, could provide additional liquidity if sold, subject to the Company's ability to meet continuing collateral requirements. In addition, at December 31, 2011, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. The Company's short-term debt rating from Fitch Ratings is F1. The Company's long-term debt rating from Fitch Ratings is A with a stable outlook. Management expects the Company could access additional long-term debt financing if desired. In Management's judgment, the Company's liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

Management will monitor the Company’s cash levels throughout 2012. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions for the remainder of 2012. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will gradually decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, reduce borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

The Company performs liquidity stress tests on a periodic basis to evaluate the sustainability of its liquidity. Under the stress testing, the Company assumes outflows of funds increase beyond expected levels. Measurement of such heightened outflows considers the composition of the Company’s deposit base, including any concentration of deposits, non-deposit funding such as short-term borrowings and Federal Home Loan Bank advances, and unfunded lending commitments. The Company evaluates its stock of highly liquid assets to meet the assumed higher levels of outflows. Highly liquid assets include cash and amounts due from other banks from daily transaction settlements, reduced by branch cash needs and FRB reserve requirement, and investment securities based on regulatory risk-weighting guidelines. Based on the results of the most recent liquidity stress test, Management is satisfied with the liquidity condition of the Bank and the Company. However, no assurance can be given the Bank or Company will not experience a period of reduced liquidity.

Westamerica Bancorporation ("Parent Company") is a separate entity and apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes that regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations. During 2011, 2010 and 2009, the Bank declared dividends to the Company of $107 million, $69 million and $93 million, respectively.

Contractual Obligations

The following table sets forth the known contractual obligations, except short-term borrowing arrangements and post retirement benefit plans, of the Company at December 31, 2011:

At December 31, 2011 (In thousands)	Within One Year	Over One to Three Years	Over Three to Five Years	After Five Years	Total
Long-Term Debt Obligations	$––	$15,000	$––	$––	$15,000
Term Repurchase Agreement	––	10,000	––	––	10,000
Federal Home Loan Bank advances	––	5,072	20,951	––	26,023
Operating Lease Obligations	8,954	13,775	5,382	892	29,003
Purchase Obligations	8,382	16,764	16,764	––	41,910
Total	$17,336	$60,611	$43,097	$892	$121,936

Long-term debt obligations and operating lease obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The purchase obligation consists of the Company’s minimum liability under a contract with a third-party automation services provider.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 25.8% in 2009, 18.1% in 2010 and 16.1% in 2011. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company's executive compensation programs to reinforce shareholders' interests in the Management of the Company. Capital raised through the exercise of stock options totaled $9.6 million in 2009, $16.7 million in 2010 and $14.4 million in 2011.

The Company paid common dividends totaling $41.1 million in 2009, $42.1 million in 2010 and $41.7 million in 2011, which represent dividends per common share of $1.41, $1.44 and $1.45, respectively. In 2009, the Company was unable to, without the consent of the Treasury, to increase the cash dividend on the Company’s common stock above $0.35 per share, while the Treasury Preferred Stock was outstanding. This restriction was removed upon full redemption of the Treasury Preferred Stock on November 18, 2009. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 42 thousand shares valued at $2.0 million in 2009, 533 thousand shares valued at $28.7 million in 2010, and 1.3 million shares valued at $60.5 million in 2011. Share repurchases in most of 2009 were restricted to amounts conducted in coordination with employee benefit programs under the terms of the February 13, 2009 issuance of Treasury Preferred Stock until complete redemption of the same preferred stock on November 18, 2009.

The Company's primary capital resource is shareholders' equity, which increased $13.4 million or 2.4% in 2011 from the previous year. For 2011, the Company earned $87.9 million in net income, raised $14.4 million from the issuance of stock in connection with exercises of employee stock options, paid $41.7 million in common dividends, and repurchased $60.5 million in common stock.

The Company's ratio of equity to total assets was 11.08% at December 31, 2011 and 11.06% at December 31, 2010.

The Company performs capital stress tests on a periodic basis to evaluate the sustainability of its capital. Under the stress testing, the Company assumes various scenarios such as deteriorating economic and operating conditions, unanticipated asset devaluations, and significant operational lapses. The Company measures the impact of these scenarios on its earnings and capital. Based on the results of the most recent stress tests, Management is satisfied with the capital condition of the Bank and the Company. However, no assurance can be given the Bank or Company will not experience a period of reduced earnings or a reduction in capital from unanticipated events and circumstances.

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

At December 31,	2011	2010	Minimum Regulatory Requirement	Well Capitalized
Tier I Capital	14.54%	14.21%	4.00%	6.00%
Total Capital	15.83%	15.50%	8.00%	10.00%
Leverage ratio	8.38%	8.44%	4.00%	5.00%

The Company's risk-based capital ratios increased at December 31, 2011, compared with December 31, 2010, primarily due to a decline in risk-weighted assets.

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

At December 31,	2011	2010	Minimum Regulatory Requirement	Well Capitalized
Tier I Capital	13.84%	13.87%	4.00%	6.00%
Total Capital	15.32%	15.33%	8.00%	10.00%
Leverage ratio	7.93%	8.19%	4.00%	5.00%

FDIC-covered assets are generally included in the 20% risk-weighted category due to loss sharing agreements, which expire on February 5, 2019 as to the residential real estate covered assets and on February 5, 2014 as to non-residential real estate covered assets. Subsequent to such dates, previously FDIC-indemnified assets will generally be included in the 100% risk-weight category.

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

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	2011			2010			2009
Years Ended December 31, (Dollars in thousands)	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
Noninterest bearing demand	$1,496,362	35.9%	—%	$1,412,702	35.3%	—%	$1,354,534	33.3%	—%
Interest bearing:
Transaction	713,754	17.1%	0.10%	682,278	17.1%	0.13%	696,638	17.1%	0.14%
Savings	1,112,364	26.7%	0.15%	994,604	24.9%	0.27%	951,457	23.4%	0.39%
Time less than $100 thousand	313,548	7.5%	0.67%	358,096	8.9%	0.49%	458,117	11.3%	0.98%
Time $100 thousand or more	535,866	12.8%	0.43%	550,810	13.8%	0.62%	607,642	14.9%	0.88%
Total	$4,171,894	100.0%	0.25%	$3,998,490	100.0%	0.34%	$4,068,388	100.0%	0.54%

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. From 2010 to 2011 the deposit composition shifted from higher costing time deposits to lower costing checking and savings accounts. The Company’s average checking and savings accounts represented 80% of total deposits in 2011 compared with 77% in 2010 and 74% in 2009.

Total time deposits were $804.5 million and $895.6 million at December 31, 2011 and 2010, respectively.  The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

(In thousands)	December 31, 2011
2012	$695,064
2013	45,467
2014	26,582
2015	21,065
2016	14,064
Thereafter	2,259
Total	$804,501

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Deposits Over $100,000 Maturity Distribution

(In thousands)	December 31, 2011
Three months or less	$314,112
Over three through six months	115,010
Over six through twelve months	63,067
Over twelve months	44,647
Total	$536,836

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
(In thousands)	2011	2010	2009
Federal funds purchased	$—	$—	$—
Other borrowed funds:
Customer sweep accounts	114,777	105,237	109,332
Securities sold under repurchase agreements with customers	912	1,148	3,102
Line of credit	—	1,000	15,700
Total short term borrowings	$115,689	$107,385	$128,134

Further detail of federal funds purchased and other borrowed funds is as follows:

Years Ended December 31,
(Dollars in thousands)	2011	2010	2009
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$96	$—	$107,732
Maximum month-end balance during the year	—	—	365,000
Average interest rate for the year	0.11%	—%	0.18%
Average interest rate at period end	—%	—%	—%
Sweep accounts balances and rates paid on outstanding amount:
Average balance for the year	$102,031	$101,690	$113,167
Maximum month-end balance during the year	114,777	116,179	124,557
Average interest rate for the year	0.15%	0.32%	0.41%
Average interest rate at period end	0.09%	0.22%	0.35%
FHLB advances balances and rates paid on outstanding amount:
Average balance for the year	$41,741	$34,378	$79,417
Maximum month-end balance during the year	61,619	72,016	84,044
Average interest rate for the year	1.25%	1.25%	1.25%
Average interest rate at period end	1.84%	1.15%	1.37%
Term repurchase agreement balances and rates paid on outstanding amount:
Average balance for the year	$3,945	$94,842	$90,344
Maximum month-end balance during the year	10,000	99,920	99,044
Average interest rate for the year	0.98%	1.61%	1.53%
Average interest rate at period end	0.97%	—%	1.55%
Securities sold under repurchase agreements balances and rates paid on outstanding amount:
Average balance for the year	$1,096	$2,314	$2,991
Maximum month-end balance during the year	1,194	3,380	3,567
Average interest rate for the year	0.21%	0.42%	0.61%
Average interest rate at period end	0.14%	0.35%	0.51%
Line of credit balances and rates paid on outstanding amount:
Average balance for the year	$1,933	$3,817	$2,071
Maximum month-end balance during the year	10,150	9,200	17,877
Average interest rate for the year	2.95%	3.42%	3.13%
Average interest rate at period end	—%	4.10%	2.99%

The term repurchase agreement balance declined from 2010 to 2011 because the $100 million term repurchase agreement matured on December 15, 2010.

Financial Ratios

The following table shows key financial ratios for the periods indicated:

At and for the years ended December 31,	2011	2010	2009
Return on average total assets	1.78%	1.95%	2.39%
Return on average common shareholders’ equity	16.14%	18.11%	25.84%
Average shareholders’ equity as a percentage of:
Average total assets	11.00%	10.76%	10.31%
Average total loans	19.90%	17.68%	16.25%
Average total deposits	13.05%	13.06%	12.89%
Common dividend payout ratio	47%	45%	34%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control - Integrated Framework issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.

Dated February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westamerica Bancorporation:

We have audited Westamerica Bancorporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 27, 2012

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2011	2010
	(In thousands)
Assets
Cash and due from banks	$530,045	$338,793
Money market assets	—	392
Investment securities available for sale	638,753	671,484
Investment securities held to maturity, with fair values of $947,493 at December 31, 2011 and $594,711 at December 31, 2010	922,803	580,728
Purchased covered loans	535,278	692,972
Purchased non-covered loans	125,921	199,571
Originated loans	1,862,607	2,029,541
Allowance for loan losses	(32,597)	(35,636)
Total loans	2,491,209	2,886,448
Non-covered other real estate owned	26,500	13,620
Covered other real estate owned	19,135	21,791
Premises and equipment, net	36,548	36,278
Identifiable intangibles, net	28,629	34,604
Goodwill	121,673	121,673
Other assets	226,866	225,713
Total Assets	$5,042,161	$4,931,524

Liabilities
Deposits:
Noninterest bearing deposits	$1,562,254	$1,454,663
Interest bearing deposits	2,687,667	2,678,298
Total deposits	4,249,921	4,132,961
Short-term borrowed funds	115,689	107,385
Federal Home Loan Bank advances	26,023	61,698
Term repurchase agreement	10,000	—
Debt financing and notes payable	15,000	26,363
Other liabilities	66,887	57,830
Total Liabilities	4,483,520	4,386,237

Shareholders’ Equity
Common Stock (no par value), authorized - 150,000 shares Issued and outstanding – 28,150 at December 31, 2011 and 29,090 at December 31, 2010	377,775	378,885
Deferred compensation	3,060	2,724
Accumulated other comprehensive income	11,369	159
Retained earnings	166,437	163,519
Total Shareholders’ Equity	558,641	545,287
Total Liabilities and Shareholders’ Equity	$5,042,161	$4,931,524

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Interest and Fee Income
Loans	$160,673	$177,224	$189,801
Money market assets and funds sold	—	2	3
Investment securities available for sale	21,594	16,766	16,547
Investment securities held to maturity	25,712	27,163	35,598
Total Interest and Fee Income	207,979	221,155	241,949
Interest Expense
Deposits	6,805	8,718	14,549
Short-term borrowed funds	216	463	751
Federal Home Loan Bank advances	520	437	1,010
Term repurchase agreement	39	1,528	1,381
Debt financing and notes payable	802	1,694	1,689
Total Interest Expense	8,382	12,840	19,380
Net Interest Income	199,597	208,315	222,569
Provision for Loan Losses	11,200	11,200	10,500
Net Interest Income After Provision for Loan Losses	188,397	197,115	212,069
Noninterest Income
Service charges on deposit accounts	29,523	33,517	36,392
Merchant processing services	9,436	9,057	9,068
Debit card fees	4,956	4,888	4,875
ATM processing fees	3,815	3,848	3,693
Trust fees	1,887	1,705	1,429
Financial services commissions	423	747	583
Gain on acquisition	—	178	48,844
Other	10,057	7,514	7,127
Total Noninterest Income	60,097	61,454	112,011
Noninterest Expense
Salaries and related benefits	58,501	61,748	65,391
Occupancy	16,209	15,633	18,748
Outsourced data processing services	8,844	8,957	9,000
Amortization of identifiable intangibles	5,975	6,333	6,697
Professional fees	4,802	3,376	3,583
Furniture and equipment	3,837	4,325	5,859
Deposit insurance assessments	3,440	5,168	6,260
Courier service	3,342	3,495	3,808
Other Real Estate Owned	2,458	895	616
Settlements	2,100	43	158
Other	18,170	17,174	20,656
Total Noninterest Expense	127,678	127,147	140,776
Income Before Income Taxes	120,816	131,422	183,304
Provision for income taxes	32,928	36,845	57,878
Net Income	87,888	94,577	125,426
Preferred stock dividends and discount accretion	—	—	3,963
Net Income Applicable to Common Equity	$87,888	$94,577	$121,463
Average Common Shares Outstanding	28,628	29,166	29,105
Diluted Average Common Shares Outstanding	28,742	29,471	29,353
Per Common Share Data
Basic earnings	$3.07	$3.24	$4.17
Diluted earnings	3.06	3.21	4.14
Dividends paid	1.45	1.44	1.41

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Shares	Preferred Stock	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In thousands)
Balance, December 31, 2008	28,880	$—	$352,265	$2,409	$1,040	$54,138	$409,852
Comprehensive income
Net income for the year 2009						125,426	125,426
Other comprehensive income,
net of tax:
Increase in net unrealized gains on securities available for sale					2,638		2,638
Post-retirement benefit transition obligation amortization					36		36
Total comprehensive income							128,100
Issuance of preferred stock and related warrants		82,519	1,207				83,726
Redemption of preferred stock		(83,726)					(83,726)
Preferred stock dividends and discount accretion		1,207				(3,963)	(2,756)
Exercise of stock options	361		9,610				9,610
Tax benefit increase upon exercise of stock options			2,188				2,188
Restricted stock activity	7		251	76			327
Stock based compensation			1,132				1,132
Stock awarded to employees	2		102				102
Purchase and retirement of stock	(42)		(508)			(1,538)	(2,046)
Dividends						(41,061)	(41,061)
Balance, December 31, 2009	29,208	—	366,247	2,485	3,714	133,002	505,448
Comprehensive income
Net income for the year 2010						94,577	94,577
Other comprehensive income, net of tax:
Decrease in net unrealized gains on securities available for sale					(3,591)		(3,591)
Post-retirement benefit transition obligation amortization					36		36
Total comprehensive income							91,022
Exercise of stock options	406		16,688				16,688
Tax benefit increase upon exercise of stock options			1,004				1,004
Restricted stock activity	7		194	239			433
Stock based compensation			1,380				1,380
Stock awarded to employees	2		125				125
Purchase and retirement of stock	(533)		(6,753)			(21,966)	(28,719)
Dividends						(42,094)	(42,094)
Balance, December 31, 2010	29,090	—	378,885	2,724	159	163,519	545,287
Comprehensive income
Net income for the year 2011						87,888	87,888
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities available for sale					11,174		11,174
Post-retirement benefit transition obligation amortization					36		36
Total comprehensive income							99,098
Exercise of stock options	360		14,374				14,374
Tax benefit decrease upon exercise of stock options			(248)				(248)
Restricted stock activity	15		455	336			791
Stock based compensation			1,425				1,425
Stock awarded to employees	2		89				89
Purchase and retirement of stock	(1,317)		(17,205)			(43,300)	(60,505)
Dividends						(41,670)	(41,670)
Balance, December 31, 2011	28,150	$—	$377,775	$3,060	$11,369	$166,437	$558,641

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities:
Net income	$87,888	$94,577	$125,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	14,253	15,327	10,429
Loan loss provision	11,200	11,200	10,500
Net amortization of deferred loan (fees) cost	(434)	(100)	470
(Increase) decrease in interest income receivable	(172)	1,094	(1,900)
Decrease (increase) in deferred tax asset	2,094	(12,335)	17,176
Decrease in other assets	2,773	23,404	12,704
Stock option compensation expense	1,425	1,380	1,132
Tax benefit decrease (increase) upon exercise of stock options	248	(1,004)	(2,188)
Increase (decrease) in income taxes payable	2,074	(565)	2,316
(Decrease) increase in interest expense payable	(1,338)	17	(439)
Increase (decrease) in other liabilities	431	(16,767)	21,830
Gain on acquisition	—	(178)	(48,844)
Gain on sale of real estate and other assets	(1,200)	(211)	—
Net (gain) loss on sales/write-down of premises and equipment	(398)	(434)	40
Originations of mortgage loans for resale	(595)	(332)	(68)
Net proceeds from sale of mortgage loans originated for resale	616	344	70
Net write-down/(gain)loss on sale of foreclosed assets	1,528	(447)	375
Net Cash Provided By Operating Activities	120,393	114,970	149,029
Investing Activities:
Net repayments of loans	341,515	299,432	447,277
Proceeds from FDIC* loss-sharing agreement	7,658	41,048	43,176
Net cash acquired from acquisition	—	57,895	44,397
Purchases of investment securities available for sale	(290,610)	(482,356)	(22,992)
Proceeds from sale/maturity/calls of securities available for sale	331,933	201,442	105,097
Purchases of investment securities held to maturity	(428,511)	—	(522)
Proceeds from maturity/calls of securities held to maturity	95,898	146,206	225,913
Purchases of premises and equipment	(3,309)	(1,448)	(14,179)
Proceeds from sale of premises and equipment	640	603	79
Purchases of FRB/FHLB** securities	(14,069)	—	—
Proceeds from sale of FRB/FHLB/FHLMC** securities	1,829	3,948	1,502
Proceeds from sale of foreclosed assets	24,671	31,745	11,082
Net Cash Provided By Investing Activities	67,645	298,515	840,830
Financing Activities:
Net increase (decrease) in deposits	118,131	(176,887)	(261,968)
Net decrease in short-term borrowings	(16,868)	(205,819)	(471,574)
Repayments of notes payable	(10,000)	—	—
Proceeds from issuance of preferred stock and warrants	—	—	83,726
Redemption of preferred stock	—	—	(83,726)
Preferred stock dividends	—	—	(2,756)
Exercise of stock options/issuance of shares	14,374	16,688	9,610
Tax benefit (decrease) increase upon exercise of stock options	(248)	1,004	2,188
Retirement of common stock including repurchases	(60,505)	(28,719)	(2,046)
Common stock dividends paid	(41,670)	(42,094)	(41,061)
Net Cash Provided (Used) In Financing Activities	3,214	(435,827)	(767,607)
Net Change In Cash and Due from Banks	191,252	(22,342)	222,252
Cash and Due from Banks at Beginning of Year	338,793	361,135	138,883
Cash and Due from Banks at End of Year	$530,045	$338,793	$361,135
Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$39,453	$30,770	$38,185
Supplemental disclosure of cash flow activity:
Interest paid for the period	11,271	15,414	27,558
Income tax payments for the period	28,826	50,388	36,852
Acquisitions:
Assets acquired	$—	$315,083	$1,624,464
Liabilities assumed	—	314,905	1,575,620
Net	$—	$178	$48,844

See accompanying notes to the consolidated financial statements.
* Federal Deposit Insurance Corporation (“FDIC”)
** Federal Reserve Bank (“FRB”), Federal Home Loan Bank (“FHLB”) and Federal Home Loan Mortgage Corp. (“FHLMC”)

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments about future economic and market conditions. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2012 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial conditions. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses,” estimated fair values of purchased loans, as discussed below under “Purchased Loans,” and the evaluation of other than temporary impairment, as discussed below under “Securities.”

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

The Bank acquired assets and assumed liabilities of the former County Bank (“County”) on February 6, 2009 from the Federal Deposit Insurance Corporation (“FDIC”). The acquired assets and assumed liabilities of County were measured at estimated fair values, as required by the acquisition method of accounting for business combinations (FASB ASC 805, Business Combinations, formerly FASB Statement No. 141 (revised 2007)). Management made significant estimates and exercised significant judgment in accounting for the acquisition of County. Management judgmentally assigned risk ratings to loans. The assigned risk ratings, appraised collateral values, expected cash flows, current interest rates, and statistically derived loss factors were used to measure fair values for loans. Repossessed loan collateral was primarily valued based upon appraised collateral values. Due to the loss-sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to 80 percent of the loss estimates embedded in the fair values of loans and repossessed loan collateral. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of County based on an appraisal performed by an independent third party. In determining the value of the identifiable intangible asset, the third-party appraiser used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings.

The acquired assets of Sonoma include loans which are not indemnified by the FDIC.  The acquired loans of County are indemnified under loss-sharing agreements with the FDIC. Pursuant to acquisition accounting, the loans in each business combination were measured at their estimated fair value at the respective acquisition date. This method of measuring the carrying value of purchased loans differs from loans originated by the Company, and as such, the Company identifies purchased loans not indemnified by the FDIC as “Purchased Non-covered Loans” and purchased loans indemnified by the FDIC as “Purchased Covered Loans.” Loans originated by the Company are measured at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. These loans are identified as “Originated Loans.”

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all the Company’s subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company does not maintain or conduct transactions with any unconsolidated special purpose entities.

Cash Equivalents. Cash equivalents include Due From Banks balances and Federal Funds Sold which are both readily convertible to known amounts of cash and are generally 90 days or less from maturity at the time of initiation, presenting insignificant risk of changes in value due to interest rate changes.

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

Nonmarketable Equity Securities. Nonmarketable equity securities include securities that are not publicly traded, such as Visa Class B common stock, and securities acquired for various purposes, such as to meet regulatory requirements (for example, Federal Home Loan Bank and Federal Reserve Bank stock). These securities are accounted for under the cost method and are included in other assets. The Company reviews those assets accounted for under the cost method at least quarterly for possible declines in value that are considered “other than temporary”. The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and exit strategy. The asset value is reduced when a decline in value is considered to be other than temporary. The Company recognizes the estimated loss as a loss from equity investments in noninterest income.

Loans. Loans are stated at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. Interest is accrued daily on the outstanding principal balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status (“performing nonaccrual loans”) even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal. Certain consumer loans or auto receivables are charged to the allowance for credit losses when they become 120 days past due. The Company recognizes a loan as impaired when, based on current information and events, it is probable that it will be unable to collect both the contractual interest and principal payments as scheduled in the loan agreement. Income recognition on impaired loans conforms to that used on nonaccrual loans. In certain circumstances, the Company might agree to restructured loan terms with borrowers experiencing financial difficulties; such restructured loans are evaluated under ASC 310-40, “Troubled Debt Restructurings by Creditors.” In general, a restructuring constitutes a troubled debt restructuring when the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. Loans are evaluated on an individual basis. The Company follows its general nonaccrual policy for troubled debt restructurings. Performing troubled debt restructurings are reinstated to accrual status when improvements in credit quality eliminate the doubt as to full collectability of both principal and interest.

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

Covered Loans. Loans covered under loss-sharing or similar credit protection agreements with the FDIC are reported in loans exclusive of the expected reimbursement cash flows from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected results in a provision for loan losses and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss impacting earnings. Interest is accrued daily on the outstanding principal balances. Covered loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other covered loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on covered loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements of such accrued interest. The FDIC reimburses the Company up to 80% of 90 days interest on covered loans. In addition, some covered loans secured by real estate with temporarily impaired values and covered commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled (“covered performing nonaccrual loans”). Interest payments received on nonaccrual loans are applied to interest income on a cash basis.  Covered performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal.

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

Other Real Estate Owned. Other real estate owned is comprised of property acquired through foreclosure proceedings, acceptances of deeds-in-lieu of foreclosure and, if applicable, vacated bank properties. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses. Other real estate owned is recorded at the lower of the related loan carrying value or fair value of the collateral, generally based upon an independent property appraisal, less estimated disposition costs. Subsequently, other real estate owned is valued at the lower of the amount recorded at the date acquired or the then current fair value less estimated disposition costs. Subsequent losses incurred due to any decline in annual independent property appraisals are recognized as noninterest expense. Routine holding costs, such as property taxes, insurance and maintenance, and losses from sales and dispositions, are recognized as noninterest expense.

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

Stock Options. The Company applies FASB ASC 718 – Compensation – Stock Compensation, to account for stock based awards granted to employees using the fair value method. The Company recognizes compensation expense for restricted performance share grants over the relevant attribution period. Restricted performance share grants have no exercise price, therefore, the intrinsic value is measured using an estimated per share price at the vesting date for each restricted performance share. The estimated per share price is adjusted during the attribution period to reflect actual stock price performance. The Company’s obligation for unvested outstanding restricted performance share grants is classified as a liability until the vesting date due to a cash settlement feature, at which time the issued shares become classified as shareholders’ equity.

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

Recently Adopted Accounting Pronouncements

In 2011, the Company adopted the following new accounting guidance:

FASB Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, was issued April 2011 providing additional guidance for creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The provisions of this standard are effective for the first interim or annual period beginning on or after June 15, 2011 with early adoption permissible, and should be applied retrospectively to the beginning of the annual period of adoption. The Company early adopted the provisions of this standard effective April 1, 2011 with retrospective application to January 1, 2011. The results of the adoption of this Update are disclosed in Note 4.

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

Recently Issued Accounting Standards

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, was issued April 2011 addressing the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The provisions of this Update are effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of the Update will not have a material effect on the Company’s financial statements at the date of adoption.

 FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The provisions of this Update are effective during the interim or annual periods beginning after December 15, 2011, and are to be applied prospectively.  The adoption of the Update will not have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued June 2011 requiring that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements.  The provisions of this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied retrospectively.  Early adoption is permitted.  The adoption of the Update will not have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was issued December 2011 updating and superseding certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  This Update is effective concurrent with ASU 2011-05, Presentation of Comprehensive Income, and will not have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-08, Testing for Goodwill Impairment, was issued September 2011 giving an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The provisions of this standard are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The adoption of the Update will not have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, was issued December 2011 to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Update will not have a material effect on the Company’s financial statements at the date of adoption.

Note 2:  Acquisition

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

Statement of Net Assets Acquired (at fair value)
At August 20, 2010
(In thousands)
Assets
Cash and due from banks	$57,895
Money market assets	26,050
Securities	7,223
Loans	213,664
Other real estate owned	2,916
Core deposit intangible	5,270
Other assets	2,065
Total Assets	$315,083
Liabilities
Deposits	252,563
Federal Home Loan Bank advances	61,872
Liabilities for interest and other expenses	470
Total Liabilities	314,905
Net assets acquired	$178

Statement of Net Assets Acquired (at fair value)
At August 20, 2010
(In thousands)

Sonoma Valley Bank tangible shareholder's equity	$13,923
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Cash payment from FDIC	21,270
Loans and leases, net	(34,562)
Other real estate owned	(1,491)
Other assets	(811)
Core deposit intangible	5,270
Deposits	(1,233)
Federal Home Loan Bank advances	(1,872)
Other liabilities	(316)
Gain on acquisition	$178

Note 3: Investment Securities

The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,537	$59	$—	$3,596
Securities of U.S. Government sponsored entities	117,150	375	(53)	117,472
Residential mortgage-backed securities	84,961	5,457	(10)	90,408
Commercial mortgage-backed securities	4,506	27	(3)	4,530
Obligations of States and political subdivisions	234,522	11,839	(268)	246,093
Residential collateralized mortgage obligations	49,111	2,053	—	51,164
Asset-backed securities	7,566	—	(260)	7,306
FHLMC and FNMA stock	824	1,027	(4)	1,847
Corporate securities	114,286	203	(2,290)	112,199
Other securities	2,302	1,884	(48)	4,138
Total	$618,765	$22,924	$(2,936)	$638,753

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Residential mortgage-backed securities	$54,869	$1,532	$(77)	$56,324
Obligations of States and political subdivisions	625,390	23,581	(496)	648,475
Residential collateralized mortgage obligations	242,544	2,781	(2,631)	242,694
Total	$922,803	$27,894	$(3,204)	$947,493

The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,554	$––	$(12)	$3,542
Securities of U.S. Government sponsored entities	175,080	162	(2,365)	172,877
Residential mortgage-backed securities	105,702	4,142	(15)	109,829
Commercial mortgage-backed securities	5,081	7	(23)	5,065
Obligations of States and political subdivisions	264,757	2,423	(6,047)	261,133
Residential collateralized mortgage obligations	24,709	894	—	25,603
Asset-backed securities	9,060	—	(774)	8,286
FHLMC and FNMA stock	824	42	(211)	655
Corporate securities	79,356	200	(365)	79,191
Other securities	2,655	2,699	(51)	5,303
Total	$670,778	$10,569	$(9,863)	$671,484

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Residential mortgage-backed securities	$40,531	$1,797	$––	$42,328
Obligations of States and political subdivisions	455,372	13,142	(1,142)	467,372
Residential collateralized mortgage obligations	84,825	2,198	(2,012)	85,011
Total	$580,728	$17,137	$(3,154)	$594,711

The amortized cost and estimated market value of securities by contractual maturity are shown in the following table:

	At December 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Maturity in years:
1 year or less	$37,785	$37,967	$12,056	$12,121
Over 1 to 5 years	242,766	241,945	158,438	162,791
Over 5 to 10 years	63,442	65,919	307,504	321,922
Over 10 years	133,068	140,835	147,392	151,641
Subtotal	477,061	486,666	625,390	648,475
Mortgage-backed securities and residential collateralized mortgage obligations	138,578	146,102	297,413	299,018
Other securities	3,126	5,985	—	—
Total	$618,765	$638,753	$922,803	$947,493

The amortized cost and estimated market value of securities by contractual maturity are shown in the following table:

	At December 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Maturity in years:
1 year or less	$21,362	$21,460	$6,057	$6,103
Over 1 to 5 years	315,777	314,605	92,837	95,608
Over 5 to 10 years	64,565	64,804	351,407	360,602
Over 10 years	130,103	124,160	5,071	5,059
Subtotal	531,807	525,029	455,372	467,372
Mortgage-backed securities and residential collateralized mortgage obligations	135,492	140,497	125,356	127,339
Other securities	3,479	5,958	—	—
Total	$670,778	$671,484	$580,728	$594,711

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2011 and 2010, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$35,051	$(53)	$––	$––	$35,051	$(53)
Residential mortgage-backed securities	3,443	(10)	––	––	3,443	(10)
Commercial mortgage-backed securities	—	—	1,347	(3)	1,347	(3)
Obligations of States and political subdivisions	5,803	(61)	15,015	(207)	20,818	(268)
Asset-backed securities	—	—	7,306	(260)	7,306	(260)
FHLMC and FNMA stock	—	—	1	(4)	1	(4)
Corporate securities	32,048	(1,516)	24,226	(774)	56,274	(2,290)
Other securities	—	—	1,953	(48)	1,953	(48)
Total	$76,345	$(1,640)	$49,848	$(1,296)	$126,193	$(2,936)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$14,032	$(77)	$—	$—	$14,032	$(77)
Obligations of States and political subdivisions	38,026	(334)	6,441	(162)	44,467	(496)
Residential collateralized mortgage obligations	50,355	(373)	15,443	(2,258)	65,798	(2,631)
Total	$102,413	$(784)	$21,884	$(2,420)	$124,297	$(3,204)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments.  The Company evaluates securities on a quarterly basis including changes in security ratings issued by ratings agencies, changes in the financial condition of the issuer, and, for mortgage-related and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security.  Substantially all of these securities continue to be investment grade rated by one or more major rating agencies.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2011.

The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of December 31, 2011, $903,807 thousand of investment securities were pledged to secure public deposits and short-term funding needs, compared to $898,124 thousand at December 31, 2010.

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities	$3,542	$(12)	$––	$––	$3,542	$(12)
Securities of U.S. Government sponsored entities	146,083	(2,365)	––	––	146,083	(2,365)
Residential mortgage backed securities	1,534	(15)	––	––	1,534	(15)
Commercial mortgage backed securities	3,028	(23)	––	––	3,028	(23)
Obligations of States and political subdivisions	132,014	(5,505)	10,341	(542)	142,355	(6,047)
Asset-backed securities	—	—	8,286	(774)	8,286	(774)
FHLMC and FNMA stock	550	(211)	—	—	550	(211)
Corporate securities	44,752	(365)	—	—	44,752	(365)
Other securities	1	—	1,948	(51)	1,949	(51)
Total	$331,504	$(8,496)	$20,575	$(1,367)	$352,079	$(9,863)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Obligations of States and political subdivisions	$22,157	$(382)	$18,663	$(760)	$40,820	$(1,142)
Residential collateralized mortgage obligations	—	—	20,182	(2,012)	20,182	(2,012)
Total	$22,157	$(382)	$38,845	$(2,772)	$61,002	$(3,154)

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the Year Ended December 31,
	2011	2010
	(In thousands)
Taxable	$17,404	$16,447
Tax-exempt	29,902	27,482
Total interest income from investment securities	$47,306	$43,929

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following table. Re-classification of some purchased non-covered loans occurred in the year ended December 31, 2011 upon conversion of such loans to the Company’s accounting systems.

	At December 31, 2011
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	& Other	Total
	(In thousands)
Originated loans	$398,446	$704,655	$14,580	$271,111	$473,815	$1,862,607
Purchased covered loans:
Impaired	1,296	20,697	2,977	-	262	25,232
Non impaired	117,777	333,428	13,372	13,016	78,735	556,328
Purchase discount	(19,535)	(22,318)	(2,473)	(524)	(1,432)	(46,282)
Purchased non-covered loans:
Impaired	2,262	17,090	-	-	638	19,990
Non impaired	14,129	67,045	6,076	3,598	25,294	116,142
Purchase discount	(1,013)	(6,101)	(95)	(474)	(2,528)	(10,211)
Total	$513,362	$1,114,496	$34,437	$286,727	$574,784	$2,523,806

	At December 31, 2010
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	& Other	Total
	(In thousands)
Originated loans	$474,183	$757,140	$26,145	$310,196	$461,877	$2,029,541
Purchased covered loans:
Impaired	17,922	18,768	11,386	140	255	48,471
Non impaired	180,302	395,091	22,185	18,758	89,949	706,285
Purchase discount	(29,239)	(23,177)	(5,191)	(524)	(3,653)	(61,784)
Purchased non-covered loans (refined):
Impaired	474	40,402	8,705	311	2,793	52,685
Non impaired	17,030	100,357	18,708	7,211	35,962	179,268
Purchase discount	(1,684)	(17,071)	(7,293)	(467)	(5,867)	(32,382)
Total	$658,988	$1,271,510	$74,645	$335,625	$581,316	$2,922,084

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the Years Ended December 31,
	2011	2010
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$33,556	$43,196
Reductions during the period	(14,965)	(9,640)
Carrying amount at the end of the period	$18,591	$33,556

Changes in the accretable yield for purchased loans were as follows:

	For the Years Ended December 31,
	2011	2010
Purchased loans	(In thousands)
Balance at the beginning of the period	$6,089	$-
Reclassification from nonaccretable difference	16,906	14,836
Accretion	(13,005)	(8,747)
Disposals and other	-	-
Balance at the end of the period	$9,990	$6,089

Accretion	$(13,005)	$(8,747)
Reduction in FDIC indemnification asset	9,315	6,816
Increase in interest income	$(3,690)	$(1,931)

The following table represents the non impaired purchased non-covered loans receivable at the acquisition date of August 20, 2010. The amounts include principal only and do not reflect accrued interest as of the date of acquisition or beyond:

At August 20, 2010 (refined)
(In thousands)
Non impaired purchased non-covered loans receivable
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

Changes in the carrying amount of impaired purchased non-covered loans were as follows for the periods indicated below from August 20, 2010 (acquisition date) through December 31, 2011:

		August 20, 2010
		through
	For the Year Ended	December 31, 2010
	December 31, 2011	(refined)
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$33,725	$37,639
Reductions during the period	(18,153)	(3,914)
Carrying amount at the end of the period	$15,572	$33,725

No changes in the accretable yield for impaired purchased non-covered loans occurred from the August 20, 2010 purchase date through December 31, 2011.

The following summarizes activity in the allowance for credit losses:
	Allowance for Credit Losses For the Year Ended December 31, 2011
					Consumer	Purchased
		Commercial		Residential	Installment	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,094	$9,607	$3,260	$617	$6,372	$-	$7,686	$35,636
Additions:
Provision	3,069	2,336	1,248	903	564	987	2,093	11,200
Deductions:
Chargeoffs	(8,280)	(1,332)	(2,167)	(739)	(6,754)	(987)	-	(20,259)
Recoveries	3,129	-	1	-	2,890	-	-	6,020
Net loan and lease chargeoffs	(5,151)	(1,332)	(2,166)	(739)	(3,864)	(987)	-	(14,239)
Balance at end of period	6,012	10,611	2,342	781	3,072	-	9,779	32,597
Liability for off-balance sheet credit exposure	1,660	-	34	-	198	-	801	2,693
Total allowance for credit losses	$7,672	$10,611	$2,376	$781	$3,270	$-	$10,580	$35,290

	Allowance for Credit Losses For the Year Ended December 31, 2010
					Consumer	Purchased
		Commercial		Residential	Installment	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,406	$9,918	$2,669	$1,529	$7,814	$-	$11,707	$41,043
Additions:
Provision	6,584	941	2,259	774	4,663	-	(4,021)	11,200
Deductions:
Chargeoffs	(6,844)	(1,256)	(1,668)	(1,686)	(8,814)	-	-	(20,268)
Recoveries	948	4	-	-	2,709	-	-	3,661
Net loan and lease chargeoffs	(5,896)	(1,252)	(1,668)	(1,686)	(6,105)	-	-	(16,607)
Balance at end of period	8,094	9,607	3,260	617	6,372	-	7,686	35,636
Liability for off-balance sheet credit exposure	1,784	-	299	-	610	-	-	2,693
Total allowance for credit losses	$9,878	$9,607	$3,559	$617	$6,982	$-	$7,686	$38,329

The recorded investment in loans was evaluated for impairment as follows:
	Recorded Investment in Loans Evaluated for Impairment At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$229	$1,794	$-	$-	$-	$-	$-	$2,023
Collectively evaluated for impairment	7,672	10,382	582	781	3,270	-	-	10,580	33,267
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,672	$10,611	$2,376	$781	$3,270	$-	$-	$10,580	$35,290
Carrying value of loans:
Individually evaluated for impairment	$-	$1,399	$3,126	$-	$-	$5,611	$5,988	$-	$16,124
Collectively evaluated for impairment	398,446	703,256	11,454	271,111	473,815	104,738	510,699	-	2,473,519
Purchased loans with evidence of credit deterioration	-	-	-	-	-	15,572	18,591	-	34,163
Total	$398,446	$704,655	$14,580	$271,111	$473,815	$125,921	$535,278	$-	$2,523,806

	Recorded Investment in Loans Evaluated for Impairment At December 31, 2010 (refined)
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$-	$1,365	$-	$-	$-	$-	$-	$1,365
Collectively evaluated for impairment	9,878	9,607	2,194	617	6,982	-	-	7,686	36,964
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,878	$9,607	$3,559	$617	$6,982	$-	$-	$7,686	$38,329
Carrying value of loans:
Individually evaluated for impairment	$6,600	$2,448	$3,700	$-	$-	$2,535	$10,889	$-	$26,172
Collectively evaluated for impairment	467,583	754,692	22,445	310,196	461,877	163,311	648,527	-	2,828,631
Purchased loans with evidence of credit deterioration	-	-	-	-	-	33,725	33,556	-	67,281
Total	$474,183	$757,140	$26,145	$310,196	$461,877	$199,571	$692,972	$-	$2,922,084

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Total
	(In thousands)
Grade:
Pass	$360,279	$646,078	$10,413	$264,861	$471,783	$63,955	$372,560	$2,189,929
Special mention	17,247	29,103	341	1,961	600	15,701	32,365	97,318
Substandard	20,695	29,474	3,826	4,289	1,014	52,994	175,410	287,702
Doubtful	225	-	-	-	66	3,444	1,070	4,805
Loss	-	-	-	-	352	38	155	545
Default risk purchase discount	-	-	-	-	-	(10,211)	(46,282)	(56,493)
Total	$398,446	$704,655	$14,580	$271,111	$473,815	$125,921	$535,278	$2,523,806

	Credit Risk Profile by Internally Assigned Grade At December 31, 2010
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Total
	(In thousands)
Grade:
Pass	$427,878	$718,124	$18,073	$305,433	$458,789	$128,323	$482,473	$2,539,093
Special mention	17,731	19,216	-	1,749	568	25,223	62,455	126,942
Substandard	27,801	19,800	8,072	3,014	1,792	61,941	206,646	329,066
Doubtful	773	-	-	-	89	16,465	2,747	20,074
Loss	-	-	-	-	639	1	435	1,075
Default risk purchase discount	-	-	-	-	-	(32,382)	(61,784)	(94,166)
Total	$474,183	$757,140	$26,145	$310,196	$461,877	$199,571	$692,972	$2,922,084

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2011
	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Total Past Due and Accruing	Current and Accruing	Nonaccrual	Total Loans
Commercial	$6,953	$-	$6,953	$388,322	$3,171	$398,446
Commercial real estate	16,967	1,626	18,593	679,633	6,429	704,655
Construction	570	-	570	10,664	3,346	14,580
Residential real estate	5,648	-	5,648	262,917	2,546	271,111
Consumer installment & other	6,324	421	6,745	467,015	55	473,815
Total originated loans	36,462	2,047	38,509	1,808,551	15,547	1,862,607
Purchased non-covered loans	1,095	34	1,129	101,585	23,207	125,921
Purchased covered loans	18,902	241	19,143	501,823	14,312	535,278
Total	$56,459	$2,322	$58,781	$2,411,959	$53,066	$2,523,806

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2010
	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Total Past Due and Accruing	Current and Accruing	Nonaccrual	Total Loans
Commercial	$7,274	$-	$7,274	$458,061	$8,848	$474,183
Commercial real estate	14,037	-	14,037	737,167	5,936	757,140
Construction	4,022	-	4,022	18,073	4,050	26,145
Residential real estate	2,552	-	2,552	305,709	1,935	310,196
Consumer installment & other	6,870	766	7,636	454,142	99	461,877
Total originated loans	34,755	766	35,521	1,973,152	20,868	2,029,541
Purchased non-covered loans	8,788	1	8,789	151,619	39,163	199,571
Purchased covered loans	27,848	355	28,203	617,624	47,145	692,972
Total	$71,391	$1,122	$72,513	$2,742,395	$107,176	$2,922,084

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Years Ended
	December 31,
	2011	2010	2009
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$5,267	$6,488	$5,195
Less: Interest income recognized on nonaccrual loans	(4,290)	(6,101)	(2,074)
Total reduction of interest income	$977	$387	$3,121

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2011 and December 31, 2010.

The following summarizes impaired loans:

	Impaired Loans
	At December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$5,483	$11,727	$-
Commercial real estate	33,095	43,793	-
Construction	4,194	7,209	-
Consumer installment and other	2,990	3,658	-

Impaired loans with an allowance recorded:
Commercial real estate	1,399	1,399	229
Construction	3,126	3,183	1,794

Total:
Commercial	$5,483	$11,727	$-
Commercial real estate	34,494	45,192	229
Construction	7,320	10,392	1,794
Consumer installment and other	2,990	3,658	-

	Impaired Loans
	At December 31, 2010
		Unpaid
	Recorded	Principal
	Investment	Balance	Related
	(refined)	(refined)	Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$22,392	$35,127	$-
Commercial real estate	47,081	69,627	-
Construction	17,639	36,244	-
Residential real estate	449	451	-
Consumer installment and other	2,192	3,077	-

Impaired loans with an allowance recorded:
Construction	3,700	3,700	1,365

Total:
Commercial	$22,392	$35,127	$-
Commercial real estate	47,081	69,627	-
Construction	21,339	39,944	1,365
Residential real estate	449	451	-
Consumer installment and other	2,192	3,077	-

Impaired loans may include troubled debt restructured loans. Impaired loans at December 31, 2011, included $3,126 thousand of restructured loans, which were on nonaccrual status. At December 31, 2010, the Company did not have any restructured loans included in impaired loans.

	Impaired Loans
	For the Year Ended
	December 31, 2011
	Average	Recognized
	Recorded	Interest
	Investment	Income
	(In thousands)
Commercial	$14,315	$586
Commercial real estate	37,873	1,740
Construction	18,436	455
Residential real estate	281	-
Consumer installment and other	2,578	43
Total	$73,483	$2,824

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings
	At December 31, 2011
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	(In thousands)
Commercial	2	$326	$321	$-
Construction	1	3,183	3,126	1,794
Total	3	$3,509	$3,447	$1,794

During the year ended December 31, 2011, the Company modified loans totaling $3,509 thousand that were considered troubled debt restructurings. The concessions granted in the restructurings completed in 2011 largely consisted of modifications of payment terms extending maturity dates to allow for deferred principal repayment. All loans were performing in accordance with their restructured terms at December 31, 2011. There were no troubled debt restructurings during the year ended December 31, 2010.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At December 31, 2011, loans pledged to secure borrowing totaled $69,145 thousand compared with $137,954 thousand at December 31, 2010. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at December 31, 2011 and December 31, 2010.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $2,935 thousand and $13,048 thousand at December 31, 2011 and 2010, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.

Note 6: Premises and Equipment

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2011
Land	$11,233	$—	$11,233
Buildings and improvements	42,454	(22,987)	19,467
Leasehold improvements	5,963	(4,977)	986
Furniture and equipment	18,292	(13,430)	4,862
Total	$77,942	$(41,394)	$36,548
2010
Land	$11,395	$—	$11,395
Buildings and improvements	42,783	(22,052)	20,731
Leasehold improvements	6,225	(5,308)	917
Furniture and equipment	16,364	(13,129)	3,235
Total	$76,767	$(40,489)	$36,278

Depreciation of premises and equipment included in noninterest expense amounted to $2,798 thousand in 2011, $3,132 thousand in 2010 and $3,311 thousand in 2009.

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the years ended December 31, 2011 and December 31, 2010. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2011 and December 31, 2010, no such adjustments were recorded.

The changes in the carrying value of goodwill were (in thousands):

December 31, 2009	$121,699
Recognition of stock option tax benefits for the exercise of options converted upon merger	(26)
December 31, 2010	$121,673
December 31, 2011	$121,673

The gross carrying amount of intangible assets and accumulated amortization was:

	At December 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(30,070)	$56,808	$(24,719)
Merchant Draft Processing Intangible	10,300	(8,409)	10,300	(7,785)
Total Intangible Assets	$67,108	$(38,479)	$67,108	$(32,504)

As of December 31, 2011, the current year and estimated future amortization expense for intangible assets was as follows:

	At December 31, 2011
	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Twelve months ended December 31, 2011 (actual)	$5,351	$624	$5,975
Estimate for year ended December 31,
2012	4,868	500	5,368
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504

Note 8: Deposits and Borrowed Funds

Deposits totaled $4,249,921 thousand at December 31, 2011, compared with $4,132,961 thousand at December 31, 2010. The following table provides additional detail regarding deposits.

	Deposits
	At December 31,
	2011	2010
	(In thousands)
Noninterest bearing	$1,562,254	$1,454,663
Interest bearing:
Transaction	734,988	718,885
Savings	1,148,178	1,063,837
Time	804,501	895,576
Total Deposits	$4,249,921	$4,132,961

Demand deposit overdrafts of $3,087 thousand and $2,939 thousand were included as loan balances at December 31, 2011 and 2010, respectively.

Unsecured debt financing and notes payable as of December 31 were as follows:

	At December 31,
	2011	2010
	(In thousands)
Senior fixed-rate note(1)	$15,000	$15,000
Subordinated fixed-rate note(2)	—	11,363
Total debt financing and notes payable — Parent	$15,000	$26,363

(1)
Senior note, issued by the Company, originated in October 2003 and maturing October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity.

(2)
Subordinated debt, assumed by the Company March 1, 2005, originated February 22, 2001. Par amount $10,000 thousand, interest of 10.2% per annum, payable semiannually. Scheduled maturity was February 22, 2031. The Company redeemed in August, 2011.

The senior note is subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company believes it is in compliance with all of the covenants in the senior note indenture as of December 31, 2011.

Short-term borrowed funds include federal funds purchased, business customers’ sweep accounts, outstanding amounts under a $35 million unsecured line of credit, and securities sold under repurchase agreements which are held in the custody of independent securities brokers. Interest expense for time deposits with balances in excess of $100 thousand was $2,296 thousand in 2011 and $3,406 thousand in 2010.

The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	2011			2010
	Balance At December 31,	Average Balance	Weighted Average Rate	Balance At December 31,	Average Balance	Weighted Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Time deposits over $100 thousand	$536,836	$535,866	0.43%	$553,929	$550,810	0.61%
Sweep accounts	114,777	102,031	0.15	105,237	101,690	0.32
Federal Home Loan Bank advances	26,023	41,741	1.25	61,698	34,378	1.25
Term repurchase agreement	10,000	3,945	0.98	—	94,842	1.61
Securities sold under repurchase agreements	912	1,096	0.21	1,148	2,314	0.42
Line of credit	—	1,933	2.95	1,000	3,817	3.42
Federal funds purchased	—	96	0.11	—	—	—

	For the years ended December 31,
	2011	2010
	Highest Balance at Any Month-end	Highest Balance at Any Month-end
	(In thousands)
Sweep accounts	$114,777	$116,179
Federal Home Loan Bank advances	61,619	72,016
Line of credit	10,150	9,200
Term repurchase agreement	10,000	99,920
Securities sold under repurchase agreements	1,194	3,380
Federal funds purchased	—	—

Note 9: Shareholders’ Equity

On February 13, 2009, the Company issued to the United States Department of the Treasury (the “Treasury”) 83,726 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”), having a liquidation preference of $1,000 per share. The structure of the Series A Preferred Stock included cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. On September 2, 2009 and November 18, 2009, the Company redeemed 41,863 shares and 41,863 shares, respectively, of its Series A Preferred Stock at $1,000 per share. Prior to redemption, under the terms of the Series A Preferred Stock, the Company could not declare or pay any dividends or make any distribution on its common stock, other than regular quarterly cash dividends not exceeding $0.35 per share or dividends payable only in shares of its common stock, or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Securities Purchase Agreement with the Treasury. The Treasury, as part of the preferred stock issuance, received a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92 per share. The proceeds from Treasury were allocated based on the relative fair value of the warrant as compared with the fair value of the preferred stock. The fair value of the warrant was determined using a valuation model which incorporates assumptions including the Company’s common stock price, dividend yield, stock price volatility, the risk-free interest rate, and other assumptions. The Company allocated $1,207 thousand of the proceeds from the Series A Preferred Stock to the warrant. The discount on the preferred stock was accreted to par value during the term the Series A Preferred Stock was outstanding, and reported as a reduction to net income applicable to common equity over that period.

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

The following table summarizes information about stock options granted under the Plans as of December 31, 2011. The intrinsic value is calculated as the difference between the market value as of December 31, 2011 and the exercise price of the shares. The market value as of December 31, 2011 was $43.90 as reported by the NASDAQ Global Select Market:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/2011 (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable at 12/31/2011 (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price

40 - 45	476	$692	3.2	$42	408	$692	2.6	$41
45 - 50	587	—	3.7	49	587	—	3.7	49
50 - 55	955	—	5.0	52	682	—	3.4	52
55 - 60	258	—	8.1	57	86	—	8.1	57
$40 – 60	2,276	$692	4.6	49	1,763	$692	3.5	49

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2011, 2010 and 2009, the Company granted 275 thousand, 296 thousand, and 246 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

For the twelve months ended December 31,	2011	2010	2009
Expected volatility*1	18%	17%	18%
Expected life in years*2	4.7	4.5	4.0
Risk-free interest rate*3	1.83%	2.15%	1.25%
Expected dividend yield	3.14%	2.44%	3.41%
Fair value per award	$5.55	$6.77	$4.51

*1	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.
*2	The number of years that the Company estimates that the options will be outstanding prior to exercise
*3	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options is 4,061 thousand.

A summary of option activity during the twelve months ended December 31, 2011 is presented below:

	Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2011	2,417	$47.85
Granted	275	50.76
Exercised	(360)	39.93
Forfeited or expired	(56)	52.33
Outstanding at December 31, 2011	2,276	49.34	4.6
Exercisable at December 31, 2011	1,763	48.65	3.5

A summary of the Company’s nonvested option activity during the twelve months ended December 31, 2011 is presented below:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	484
Granted	275
Vested	(229)
Forfeited	(17)
Nonvested at December 31, 2011	513	$5.82

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2011, 2010 and 2009 was $5.55, $6.77 and $4.51 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2011 is $1,623 thousand and the weighted average period over which the cost is expected to be recognized is 1.6 years .

The total intrinsic value of options exercised during the twelve months ended December 31, 2011, 2010 and 2009 was $2,309 thousand, $5,652 thousand and $8,873 thousand, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2011, 2010 and 2009 was $1,197 thousand, $594 thousand and $443 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2011, 2010 and 2009 was $1,381 thousand, $1,129 thousand and $1,191 thousand, respectively. The (decrease) or increase in tax benefits recognized for the tax deductions from the exercise of options totaled $(248) thousand, $1,004 thousand and $2,188 thousand, respectively, for the twelve months ended December 31, 2011, 2010 and 2009.

A summary of the status of the Company’s restricted performance shares as of December 31, 2011 and 2010 and changes during the twelve months ended on those dates, follows (in thousands):

	2011	2010
Outstanding at January 1,	55	49
Granted	20	17
Issued upon vesting	(24)	(10)
Forfeited	(1)	(1)
Outstanding at December 31,	50	55

As of December 31, 2011 and 2010, the restricted performance shares had a weighted-average contractual life of 1.1 years and 1.1 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $540 thousand and $910 thousand for the twelve months ended December 31, 2011 and 2010, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2011 and 2010.

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2011, approximately 1,369 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2011, no shares of Class B Common Stock or Preferred Stock were outstanding.

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

As of December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The following tables show capital ratios for the Company and the Bank as of December 31, 2011 and 2010:

			For Capital Adequacy Purposes		To Be Well Capitalized Under the FDICIA Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$444,659	15.83%	$224,664	8.00%	$280,830	10.00%
Westamerica Bank	424,446	15.32%	221,578	8.00%	276,973	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	408,266	14.54%	112,332	4.00%	168,498	6.00%
Westamerica Bank	383,375	13.84%	110,789	4.00%	166,184	6.00%
Leverage Ratio *
Consolidated Company	408,266	8.38%	194,969	4.00%	243,711	5.00%
Westamerica Bank	383,375	7.93%	193,406	4.00%	241,757	5.00%

			For Capital Adequacy Purposes		To Be Well Capitalized Under the FDICIA Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$449,876	15.50%	$232,144	8.00%	$290,180	10.00%
Westamerica Bank	438,872	15.33%	229,032	8.00%	286,290	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	412,463	14.21%	116,072	4.00%	174,108	6.00%
Westamerica Bank	397,054	13.87%	114,516	4.00%	171,774	6.00%
Leverage Ratio *
Consolidated Company	412,463	8.44%	195,580	4.00%	244,475	5.00%
Westamerica Bank	397,054	8.19%	194,006	4.00%	242,508	5.00%

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

The components of the net deferred tax asset are as follows:

	At December 31,
	2011	2010
	(In thousands)
Deferred tax asset
Allowance for credit losses	$14,683	$15,948
State franchise taxes	4,584	4,686
Deferred compensation	12,677	13,329
Real estate owned	1,177	379
Estimated loss on acquired assets	16,193	21,239
Post retirement benefits	1,236	1,354
Employee benefit accruals	1,141	1,141
VISA Class B shares	866	—
Limited partnership investments	993	1,430
Impaired capital assets	21,058	21,129
Capital loss carryforward	548	794
Premises and equipment	242	216
Other	587	1,566
Subtotal deferred tax asset	75,985	83,211
Valuation allowance	—	—
Total deferred tax asset	75,985	83,211
Deferred tax liability
Net deferred loan fees	500	402
Intangible assets	11,296	13,611
Securities available for sale	8,404	368
Leases	934	1,024
Gain on acquired net assets	2,734	3,621
FDIC indemnification receivable	14,103	15,729
Other	399	393
Total deferred tax liability	38,370	35,148
Net deferred tax asset	$37,615	$48,063

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. In making such determination, Management considered future income from FDIC indemnification payments that will be realized as losses on acquired assets are realized. Net deferred tax assets are included with interest receivable and other assets in the Consolidated Balance Sheets.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current income tax expense:
Federal	$18,393	$34,531	$27,595
State	13,322	13,075	14,196
Total current	31,715	47,606	41,791
Deferred income tax (benefit) expense:
Federal	1,839	(10,155)	11,884
State	(626)	(606)	4,203
Total deferred	1,213	(10,761)	16,087
Provision for income taxes	$32,928	$36,845	$57,878

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Federal income taxes due at statutory rate	$42,285	$45,998	$64,157
Reductions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(12,423)	(11,875)	(12,742)
State franchise taxes, net of federal income tax benefit	8,252	8,104	11,959
Limited partnerships	(3,560)	(3,521)	(3,233)
Dividend received deduction	(25)	(21)	(32)
Cash value life insurance	(728)	(953)	(715)
Other	(873)	(887)	(1,516)
Provision for income taxes	$32,928	$36,845	$57,878
At December 31, 2011, the company had no net operating loss and general tax credit carryforwards for tax return purposes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2011	2010
	(In thousands)
Balance at January 1,	$259	$241
Additions for tax positions taken in the current period	131	86
Reductions for tax positions taken in the current period	—	—
Additions for tax positions taken in prior years	232	43
Reductions for tax positions taken in prior years	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases as a result of a lapse in statute of limitations	(126)	(111)
Balance at December 31,	$496	$259

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2012. Unrecognized tax benefits at December 31, 2011 and 2010 include accrued interest and penalties of $43 thousand and $26 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2011, 2010, 2009 and 2008 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2011, 2010, 2009, 2008 and 2007 remain subject to examination by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,596	$3,596	$-	$-
Securities of U.S. Government sponsored entities	117,472	117,472	-	-
Municipal bonds:
Federally Tax-exempt - California	80,307	-	80,307	-
Federally Tax-exempt - 27 other states	159,031	-	159,031	-
Taxable - California	1,345	-	1,345	-
Taxable - 1 other state	5,410	-	5,410	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	37,112	-	37,112	-
Issued by FNMA and FHLMC	53,296	-	53,296	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	46,130	-	46,130	-
All other	5,034	-	5,034	-
Commercial mortgage-backed securities	4,530	-	4,530	-
Asset-backed securities - government guaranteed student loans	7,306	-	7,306	-
FHLMC and FNMA stock	1,847	1,847	-	-
Corporate securities	112,199	-	112,199	-
Other securities	4,138	2,186	1,952	-
Total securities available for sale	$638,753	$125,101	$513,652	$-

There were no significant transfers in or out of Levels 1 and 2 for the twelve months ended December 31, 2011.

	At December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,542	$3,542	$-	$-
Securities of U.S. Government sponsored entities	172,877	172,877	-	-
Municipal bonds:
Federally Tax-exempt - California	83,616	-	83,616	-
Federally Tax-exempt - 29 other states	170,741	-	170,741	-
Taxable - California	6,276	-	6,276	-
Taxable - 1 other state	500	-	500	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	43,557	-	43,557	-
Issued by FNMA and FHLMC	66,272	-	66,272	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	18,010	-	18,010	-
All other	7,593	-	7,593	-
Commercial mortgage-backed securities	5,065	-	5,065	-
Asset-backed securities - government guaranteed student loans	8,286	-	8,286	-
FHLMC and FNMA stock	655	655	-	-
Corporate securities	79,191	-	79,191	-
Other securities	5,303	3,342	1,961	-
Total securities available for sale	$671,484	$180,416	$491,068	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at December 31, 2011 and 2010, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets  at period end.

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned (1)	$6,350	$-	$6,350	$-	$(1,000)
Covered other real estate owned (2)	10,695	-	10,695	-	(578)
Originated impaired loans (3)	2,502	-	2,502	-	-
Total assets measured at fair value on a nonrecurring basis	$19,547	$-	$19,547	$-	$(1,578)

	At December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned (1)	$1,863	$-	$1,863	$-	$(664)
Originated impaired loans (3)	4,780	-	4,780	-	(829)
Total assets measured at fair value on a nonrecurring basis	$6,643	$-	$6,643	$-	$(1,493)

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $32,597 thousand at December 31, 2011 and $35,636 thousand at December 31, 2010 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $46,282 thousand and $10,211 thousand, respectively at December 31, 2011 and purchased covered and purchased non-covered loans of $61,784 thousand and $32,382 thousand, respectively at December 31, 2010 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

Term Repurchase Agreement  The fair value of the term repurchase agreement was estimated by using interpolated yields for financial instruments with similar characteristics.

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

	At December 31, 2011		At December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$530,045	$530,045	$338,793	$338,793
Money market assets	-	-	392	392
Investment securities held to maturity	922,803	947,493	580,728	594,711
Loans	2,491,209	2,515,095	2,886,448	2,923,612
Other assets - FDIC receivable	40,113	40,046	44,738	44,353

Financial Liabilities
Deposits	4,249,921	4,192,633	4,132,961	4,135,113
Short-term borrowed funds	115,689	115,689	107,385	107,385
Term repurchase agreement	10,000	10,242	-	-
Federal Home Loan Bank advances	26,023	26,532	61,698	61,833
Debt financing and notes payable	15,000	15,222	26,363	26,811
Other liabilities - restricted performance share grants	1,626	1,626	2,259	2,259

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 13: Lease Commitments

Thirty-three banking offices and a centralized administrative service center are owned and seventy-four facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.

Minimum future rental payments under noncancelable operating leases are as follows:

At December 31,
2011
(In thousands)
2012	$8,954
2013	7,882
2014	5,893
2015	4,191
2016	1,191
Thereafter	892
Total minimum lease payments	$29,003

The total minimum lease payments have not been reduced by minimum sublease rentals of $8,554 thousand due in the future under noncancelable subleases. Total rentals for premises, net of sublease income, included in noninterest expense were $7,759 thousand in 2011, $6,862 thousand in 2010 and $7,196 thousand in 2009. During 2009, the Company was obligated to pay monthly lease payments on County facilities until vacated.

Note 14: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $348,621 thousand and $422,677 thousand at December 31, 2011 and 2010, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $27,221 thousand and $25,458 thousand at December 31, 2011 and 2010, respectively. The Company also had commitments for commercial and similar letters of credit of $454 thousand and $3,351 thousand at December 31, 2011 and 2010, respectively.

During 2007, the Visa Inc. (“Visa”) organization of affiliated entities announced that it completed restructuring transactions in preparation for an initial public offering planned for early 2008, and, as part of those transactions, the Bank’s membership interest in Visa U.S.A. was exchanged for an equity interest in Visa Inc., in the form of Class B common stock. In accordance with Visa’s by-laws, the Bank and other Visa U.S.A. member banks are obligated to share in Visa’s litigation obligations which existed at the time of the restructuring transactions. A litigation escrow account is maintained by Visa for these obligations. When Visa funds the litigation escrow account, the Class B common shares become convertible into fewer Class A common shares through a corresponding adjustment to the conversion rate applicable to the Class B common shares.

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

Note 15: Retirement Benefit Plans

The Company sponsors a defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to benefits provided by the Deferred Profit-Sharing Plan were $1,200 thousand in 2011, $1,740 thousand in 2010 and $1,176 thousand in 2009.

In addition to the Deferred Profit-Sharing Plan, all salaried employees are eligible to participate in the Tax Deferred Savings/Retirement Plan (ESOP) upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests exclusively in Westamerica Bancorporation stock. The matching contributions charged to compensation expense were $1,283 thousand in 2011, $1,377 thousand in 2010 and $1,353 thousand in 2009.

The Company offers a continuation of group insurance coverage to eligible employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ insurance premiums which are determined at their date of retirement. The Company reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits.

The Company used a December 31 measurement date for determining post-retirement medical benefit calculations.

The following tables set forth the net periodic post-retirement benefit cost for the years ended December 31 and the funded status of the post-retirement benefit plan and the change in the benefit obligation as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2011	2010	2009
	(In thousands)
Service cost	$(35)	$(371)	$(357)
Interest cost	175	193	210
Amortization of unrecognized transition obligation	61	61	61
Net periodic cost (benefit)	201	(117)	(86)

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	(36)	(36)	(36)
Total recognized in net periodic cost (benefit) and accumulated other comprehensive income	$165	$(153)	$(122)

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.

Obligation and Funded Status

	For the years ended December 31,
	2011	2010	2009
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$3,178	$3,519	$3,813
Service cost	(35)	(371)	(357)
Interest cost	175	193	210
Benefits paid	(201)	(163)	(147)
Benefit obligation at end of year	$3,117	$3,178	$3,519
Accumulated post retirement benefit obligation attributable to:
Retirees	$2,363	$1,990	$2,241
Fully eligible participants	537	951	1,044
Other	217	237	234
Total	$3,117	$3,178	$3,519
Fair value of plan assets	$—	$—	$—
Accumulated post retirement benefit obligation in excess of plan assets	$3,117	$3,178	$3,519

Additional Information

Assumptions

	At December 31,
	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	4.60%	5.50%	5.50%
Weighted-average assumptions used to determine net periodic benefit cost as of December 31
Discount rate	5.50%	5.50%	5.80%

The above discount rate is based on the Corporate AA Moody’s bond rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits, which is considered in estimating the increase in the cost of providing such benefits. The assumed annual average rate of inflation used to measure the expected cost of benefits covered by the plan was 4.50% for 2012 and beyond.

Assumed benefit inflation rates have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed benefit inflation rate would have the following effect on 2011 results:

	One Percentage Point Increase	One Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost components	$101	$(86)
Effect on post-retirement benefit obligation	397	(331)

Estimated future benefit payments (In thousands)
2012	$201
2013	191
2014	181
2015	171
2016	161
Years 2017-2021	653

Note 16: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. With the exception of the Company’s Employee Loan Program, all outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, did not involve more than a normal risk of collectability, and did not present other favorable features. As part of the Employee Loan Program, all employees, including executive officers, are eligible to receive mortgage loans at one percent below Westamerica Bank’s prevailing interest rate at the time of loan origination. All loans to executive officers under the Employee Loan Program are made by Westamerica Bank in compliance with the applicable restrictions of Section 22(h) of the Federal Reserve Act.

The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2011 and 2010:

	2011	2010
	(In thousands)
Beginning balance	$1,199	$1,196
Originations	85	129
Principal reductions	(185)	(126)
At December 31,	$1,099	$1,199
Percent of total loans outstanding	0.04%	0.04%

Note 17: Regulatory Matters

Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, the Bank was not required to obtain approval for dividends paid to the Company during 2011. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2011, $166,437 thousand was available for payment of dividends by the Company to its shareholders.

The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $314,980 thousand in 2011 and $215,609 thousand in 2010, which amounts meet or exceed the Bank’s required reserves.

Note 18: Other Comprehensive Income

The components of other comprehensive income (loss) and other related tax effects were:

	2011
Securities available for sale:	Before tax	Tax effect	Net of tax
	(In thousands)
Net unrealized gains arising during the year	$19,282	$(8,108)	$11,174
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized gains arising during the year	19,282	(8,108)	11,174
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$19,343	$(8,133)	$11,210

	2010
Securities available for sale:	Before tax	Tax effect	Net of tax
	(In thousands)
Net unrealized losses arising during the year	$(6,197)	$2,606	$(3,591)
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized losses arising during the year	(6,197)	2,606	(3,591)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(6,136)	$2,581	$(3,555)

	2009
Securities available for sale:	Before tax	Tax effect	Net of tax
	(In thousands)
Net unrealized gains arising during the year	$4,552	$(1,914)	$2,638
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized gains arising during the year	4,552	(1,914)	2,638
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$4,613	$(1,939)	$2,674

Cumulative other comprehensive income (loss) balances were:

	Post- retirement Benefit Obligation	Net Unrealized gains(losses) on securities	Cumulative Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2008	$(322)	$1,362	$1,040
Net change	36	2,638	2,674
Balance, December 31, 2009	(286)	4,000	3,714
Net change	36	(3,591)	(3,555)
Balance, December 31, 2010	(250)	409	159
Net change	36	11,174	11,210
Balance, December 31, 2011	$(214)	$11,583	$11,369

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

	2011	2010	2009
	(In thousands, except per share data)
Net income	$87,888	$94,577	$125,426
Less: Preferred stock dividends and discount accretion	—	—	3,963
Net income applicable to common equity (numerator)	$87,888	$94,577	$121,463
Basic earnings per common share
Weighted average number of common shares outstanding — basic (denominator)	28,628	29,166	29,105
Basic earnings per common share	$3.07	$3.24	$4.17
Diluted earnings per common share
Weighted average number of common shares outstanding — basic	28,628	29,166	29,105
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	114	305	248
Weighted average number of common shares outstanding — diluted (denominator)	28,742	29,471	29,353
Diluted earnings per common share	$3.06	$3.21	$4.14

For the years ended December 31, 2011, 2010, and 2009, options to purchase 1,553 thousand, 380 thousand and 788 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 20: Westamerica Bancorporation (Parent Company Only)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
For the years ended December 31,	2011	2010	2009
	(In thousands)
Dividends from subsidiaries	$106,756	$68,784	$92,785
Interest income	11	11	180
Other income	7,780	7,262	6,979
Total income	114,547	76,057	99,944
Interest on borrowings	859	1,824	1,749
Salaries and benefits	6,620	7,219	7,182
Other expense	2,356	1,749	2,643
Total expenses	9,835	10,792	11,574
Income before taxes and equity in undistributed income of subsidiaries	104,712	65,265	88,370
Income tax benefit	699	1,416	2,279
Earnings of subsidiaries (less) greater than subsidiary dividends	(17,523)	27,896	34,777
Net income	87,888	94,577	125,426
Other comprehensive income (loss), net of tax	11,210	(3,555)	2,674
Comprehensive income	$99,098	$91,022	$128,100

Balance Sheets

	At December 31,
	2011	2010
Assets	(In thousands)
Cash	$8,363	$1,205
Money market assets and investment securities available for sale	2,186	3,342
Investment in subsidiaries	539,117	545,307
Premises and equipment, net	11,365	11,107
Accounts receivable from subsidiaries	719	700
Other assets	28,485	28,830
Total assets	$590,235	$590,491
Liabilities
Debt financing and notes payable	$15,000	$27,673
Other liabilities	16,594	17,531
Total liabilities	31,594	45,204
Shareholders’ equity	558,641	545,287
Total liabilities and shareholders’ equity	$590,235	$590,491

Statements of Cash Flows

	For the years ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities
Net income	$87,888	$94,577	$125,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	172	186
(Increase) decrease in accounts receivable from affiliates	(18)	(11)	1,150
Increase in other assets	(1,951)	(2,212)	(1,191)
Stock option compensation expense	1,425	1,380	1,132
Tax benefit decrease (increase) upon exercise of stock options	248	(1,004)	(2,188)
Provision for deferred income tax	963	789	3,758
Increase in other liabilities	217	1,833	1,765
Earnings of subsidiaries less (greater) than subsidiary dividends	17,523	(27,896)	(34,777)
Writedown of property and equipment	599	228	—
Net cash provided by operating activities	107,020	67,856	95,261
Investing Activities
Investment in subsidiary bank	—	—	(93,726)
Purchases of premises and equipment	(1,154)	(30)	(70)
Net decrease (increase) in short term investments	341	—	(1)
Net cash used in investing activities	(813)	(30)	(93,797)
Financing Activities
Net change in short-term debt	(1,000)	(14,700)	15,700
Net reductions in notes payable and long-term borrowings	(10,000)	—	—
Proceeds from issuance of preferred stock and warrants	—	—	83,726
Redemption of preferred stock	—	—	(83,726)
Preferred stock dividends	—	—	(2,756)
Exercise of stock options/issuance of shares	14,374	16,688	9,610
Tax benefit (decrease) increase upon exercise of stock options	(248)	1,004	2,188
Retirement of common stock including repurchases	(60,505)	(28,719)	(2,046)
Dividends	(41,670)	(42,094)	(41,061)
Net cash used in financing activities	(99,049)	(67,821)	(18,365)
Net change in cash	7,158	5	(16,901)
Cash at beginning of year	1,205	1,200	18,101
Cash at end of year	$8,363	$1,205	$1,200
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activity:
Interest paid for the period	$1,794	$1,824	$1,749
Income tax payments for the period	28,826	50,388	36,852

Note 21: Quarterly Financial Information
(Unaudited – see accompanying accountant’s report)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data and
	price range of common stock)
2011
Interest and fee income	$52,494	$53,088	$51,976	$50,421
Net interest income	50,191	50,935	49,905	48,566
Provision for credit losses	2,800	2,800	2,800	2,800
Noninterest income	14,743	15,292	15,205	14,857
Noninterest expense	31,323	34,309	31,383	30,663
Income before taxes	30,811	29,118	30,927	29,960
Net income	22,382	21,269	22,432	21,805
Basic earnings per common share	0.77	0.74	0.79	0.77
Diluted earnings per common share	0.77	0.74	0.79	0.77
Dividends paid per common share	0.36	0.36	0.36	0.37
Price range, common stock	49.25-56.96	46.91-52.53	36.32-50.52	36.34-46.73
2010
Interest and fee income	$56,003	$55,078	$55,203	$54,871
Net interest income	52,469	51,933	52,107	51,806
Provision for credit losses	2,800	2,800	2,800	2,800
Noninterest income	15,470	15,770	15,071	15,143
Noninterest expense	32,031	32,095	31,508	31,513
Income before taxes	33,108	32,808	32,870	32,636
Net income	23,576	23,561	23,709	23,731
Basic earnings per share	0.81	0.81	0.81	0.82
Diluted earnings per share	0.80	0.80	0.81	0.81
Dividends paid per share	0.36	0.36	0.36	0.36
Price range, common stock	50.87-61.25	52.17-60.37	50.04-55.99	48.70-56.72
2009
Interest and fee income	$59,185	$63,072	$61,196	$58,496
Net interest income	54,352	57,327	56,696	54,194
Provision for credit losses	1,800	2,600	2,800	3,300
Noninterest income (loss)	63,968	16,386	15,961	15,696
Noninterest expense	34,123	38,666	35,151	32,836
Income (loss) before taxes	82,397	32,447	34,706	33,754
Net income	52,825	23,183	25,257	24,161
Net income applicable to common equity	52,247	22,076	23,791	23,349
Basic earnings per share	1.81	0.76	0.81	0.80
Diluted earnings per share	1.80	0.75	0.81	0.79
Dividends paid per share	0.36	0.35	0.35	0.35
Price range, common stock	33.08-51.29	44.13-56.79	45.42-54.70	47.08-56.80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westamerica Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 27, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2011.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 45-46, immediately preceding the financial statements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Executive Officers

The executive officers of the Company and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

Name of Executive	Position	Held Since
David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984
John “Robert” Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Chief Financial Officer for the Company. Mr. Thorson joined Westamerica Bancorporation in 1989, was Vice President and Manager of Human Resources from 1995 until 2001 and was Senior Vice President and Treasurer from 2002 until 2005.	2005
Jennifer J. Finger	Ms. Finger, born in 1954, is Senior Vice President and Treasurer for the Corporation. Ms. Finger joined Westamerica Bancorporation in 1997, was Senior Vice President and Chief Financial Officer until 2005.	2005
Dennis R. Hansen	Mr. Hansen, born in 1950, is Senior Vice President and Manager of the Operations and Systems Administration of Community Banker Services Corporation. Mr. Hansen joined Westamerica Bancorporation in 1978 and was Senior Vice President and Controller for the Company until 2005.	2005
David L. Robinson	Mr. Robinson, born in 1959, is Senior Vice President and Banking Division Manager of Westamerica Bank. Mr. Robinson joined Westamerica Bancorporation in 1993 and has held several banking positions, most recently, Senior Vice President and Southern Banking Division Manager until 2007.	2007
Russell W. Rizzardi	Mr. Rizzardi, born in 1955, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Rizzardi joined Westamerica Bank in 2007. He has been in the banking industry since 1979 and was previously with Wells Fargo Bank and U.S. Bank.	2008

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer. This Code of Ethics has been filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2011 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,276	$49	4,061	*
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,276	$49	4,061

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Proposal 4 – Ratify Selection of Independent Auditor” in the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See Index to Financial Statements on page 44. The financial statements included in Item 8 are filed as part of this report.
(a)	2.
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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012
/s/ John “Robert” Thorson John “Robert” Thorson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012
/s/ Etta Allen Etta Allen	Director	February 27, 2012
/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 27, 2012
/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 27, 2012
/s/ Arthur C. Latno, Jr. Arthur C. Latno, Jr.	Director	February 27, 2012
/s/ Patrick D. Lynch Patrick D. Lynch	Director	February 27, 2012
/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 27, 2012
/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 27, 2012
/s/ Edward B. Sylvester Edward B. Sylvester	Director	February 27, 2012

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

10(r)	Data Processing Agreement by and between Fidelity Information Services and Westamerica Bancorporation
11.1	Statement re computation of per share earnings incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements of this report.
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
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for each of the years in the three-year period ended December 31, 2011; (ii) Consolidated Balance Sheet at December 31, 2011, and December 31, 2010; (iii) Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2011; (iv) Consolidated Statement of Cash Flows for each of the years in the three-year period ended December 31, 2011 and (v) Notes to Consolidated Financial Statements.

____________
*	Indicates management contract or compensatory plan or arrangement.
**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.